Form 10QSB
period 1998-09-30
TORVEC INC
filed 1999-01-11
CIK 1063197

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

       (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarter Ended     September 30, 1998
                            ----------------------------------------

                                          OR

       [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from _______________ to _________________
       Commission File No.       000-24455
                           -----------------------------------------------
                               TORVEC, INC.
       -------------------------------------------------------------------
               (Exact name of Registrant as Specified in its Charter)

                 New York                            16-150951-2
       -------------------------------       ---------------------------
      (State or Other Jurisdiction of    (IRS Employer Identification Number)
       Incorporation or Organization)

      3740 Route 104, Williamson, New York             14587
      ------------------------------------   ---------------------------
    (Address of Principal Executive Offices)         (Zip Code)

      Registrant's telephone number, including area code: (716) 248-8549
                                                          --------------

      Securities registered under Sec. 12(g) of the Act:

                               $.01 Par Value Common Stock
      ------------------------------------------------------------------
                                    (Title of Class)

      The Registrant has filed all reports required to be filed by
      Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                 YES [ X]  NO [   ]

       As of September 30, 1998, there were outstanding 20,781,818 shares of the Company's Common Stock, $.01 Par Value.
       Options for 455,000 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

                                    TORVEC, INC.
                            (A Development Stage Company)
                                        INDEX

  PART I    FINANCIAL INFORMATION                                    PAGE

   Item 1. Financial Statements

           Torvec, Inc. Condensed Balance Sheets - December 31,
           1997 and September 30, 1998 (unaudited)                      3

           Torvec, Inc. Condensed Statements of Operations -
           September 25, 1996 (Inception through September 30,
           1998 (unaudited), Nine Months Ended September 30, 1997
           (unaudited) and September 30, 1998 (unaudited), Three
           Months Ended September 30, 1997 (unaudited) and
           September 30, 1998 (unaudited)                              4

           Torvec, Inc. Condensed Statements of Cash Flows -
           September 25, 1996 (Inception through September 30,
           1998 (unaudited), Nine Months Ended September 30, 1997
           (unaudited) and September 30, 1998 (unaudited), Three
           Months Ended September 30, 1997 (unaudited) and
           September 30, 1998 (unaudited)                              5

           Notes to Financial Statements                               6

   Item 2. Plan of Operation                                           8

  PART II  OTHER INFORMATION

   Item 1. Legal Proceedings                                          10

   Item 2. Changes in Securities                                      10

   Item 3. Defaults Upon Senior Securities                            10

   Item 4. Submission of Matters to a Vote of Security Holders        10

   Item 5. Other Information                                          10

   Item 6. Exhibits and Reports on Form 8-K                           11

  SIGNATURE PAGE                                                      13

  EXHIBIT INDEX                                                       14

                    TORVEC, INC.
           (A Development Stage Company)
           CONDENSED BALANCE SHEETS
                                                   September     December
                                                    30, 1998     31, 1997
                                                 (Unaudited)
                                                ------------  -----------

           ASSETS
           CURRENT ASSETS
                Cash                                 $67,000     $147,000
                Other current asset                   53,000       53,000
                Subscriptions receivable                   0      180,000
                                                ------------  -----------
                     Total Current Assets            120,000      380,000
                                                ------------  -----------
            PROPERTY AND EQUIPMENT
                Office equipment                       9,000        5,000
                Transportation equipment              53,000       24,000
                                                ------------  -----------
                                                      62,000       29,000
           LESS:  ACCUMULATED DEPRECIATION             9,000        3,000
                                                ------------  -----------
                                                      53,000       26,000
                                                ------------  -----------
           OTHER ASSETS                              111,000      171,000
                                                ------------  -----------
           Total Assets                             $284,000     $577,000
                                                ============  ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           CURRENT LIABILITIES
             Current maturities of long-term debt     $5,000           $0
             Accounts payable and accrued expenses   246,000       73,000
                                                ------------  -----------
                     Total Current Liabilities       251,000       73,000

           LONG-TERM LIABILITIES
             Long-term debt, net of current
             maturities                               22,000            0
                                                ------------  -----------
                                                     273,000       73,000
                                                ------------  -----------
           STOCKHOLDERS' EQUITY
             Common stock, $.01 par value,
                40,000,000 shares authorized,
                20,781,616 and 20,672,496 issued
                and outstanding at September 30,
                1998 and December 31, 1997,
                respectively                         208,000      207,000
             Additional paid in capital            3,475,000    2,991,000
             Unearned compensatory stock options    (849,000)  (1,283,000)
             Accumulated deficit                  (2,823,000)  (1,411,000)
                                                ------------  -----------
                     Total Stockholders' Equity       11,000      504,000
                                                ------------  -----------
           Total Liabilities and Stockholders'
           Equity                                   $284,000     $577,000
                                                ============ ===========



           See Notes to Financial Statements





  TORVEC, INC.
  (A Development Stage Company)
  CONDENSED STATEMENTS OF OPERATIONS

               Three Months      Three Months     Nine Months      Nine Months      September
              Ended September    Ended September  Ended September  Ended September    25, 1996
                30, 1998          30, 1997          30, 1998         30, 1997         (Inception)
              (Unaudited)       (Unaudited)      (Unaudited)     (Unaudited)       Through
                                                                                 September 30,
                                                                                 1998 (Unaudited)
            -------------------------------------------------------------------------------------
  COSTS AND
  EXPENSES:
    Research and
    development      $318,000      $117,000       $589,000         $163,000       $812,000
    General and
    administrative    290,000       117,000        823,000          447,000      2,011,000
                   ----------   -----------    -----------      -----------    -----------
      Net Loss       $608,000      $234,000     $1,412,000         $610,000     $2,823,000
                   ==========   ===========    ===========      ===========

  Basic and
  Diluted Loss
  Per Share           ($0.03)       ($0.01)           ($0.07)        ($0.03)
                   ==========   ===========       ===========    ===========

  Weighted
  average
  number of
  shares of
  common stock -
  basic and        20,759,000     19,950,000       20,727,000      19,547,000
  diluted
                   ==========    ===========      ===========     ===========

  See Notes to Financial
  Statements








TORVEC, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

                                Three Months    Three Months    Nine Months    Nine Months    September 25, 1996
                                  Ended          Ended          Ended          Ended          (Inception) Through
                               September 30,  September 30,  September 30,  September 30,      September 30, 1998
                                  1998           1997           1998           1997
                               (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)          (Unaudited)
                              ______________________________________________________________________________________________
CASH FLOWS FROM
OPERATING ACTIVITIES:
   Net loss                     ($608,000)     ($234,000)   ($1,412,000)    ($610,000)       ($2,823,000)

 Adjustment to reconcile
 net income to net cash
 provided by operating
 activities
  Depreciation                      5,000                         6,000                            9,000
  Amortization of unearned
  compensatory stock              144,000        124,000        434,000         319,000          884,000
 Common stock issued for
  services                                                                                       406,000
 Changes in other current                                                        24,000           24,000
  assets and current
  liabilities:
   Increase in other assets                                                                      (164,000)
   Increase in accounts payable
   and accrued expenses          183,000                        173,000                           232,000
                          --------------    -------------- ------------    -------------    --------------
Net cash (used in)
 operating activities           (276,000)         (110,000)    (799,000)        (267,000)      (1,432,000)

CASH FLOWS FROM
INVESTNG ACTIVITIES:
   Purchase of property
   and equipment                  (4,000)          (24,000)     (33,000)         (24,000)       (62,000)
                         ---------------    --------------  -------------    ------------   -------------
 Net cash (used in)
  investing activities            (4,000)          (24,000)     (33,000)         (24,000)       (62,000)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds from sale of
   common stock                  223,000           188,000      545,000          784,000      1,765,000
  Proceeds from stock
   subscription                                                 180,000                         180,000
  Proceeds from
   long-term borrowings                                          29,000                          29,000
  Repayment of
   long-term borrowings           (1,000)                        (2,000)                         (2,000)
  Offering Cost Expenditures                                                                    (46,000)
  Distributions                                                                 (338,000)      (365,000)
                           --------------    --------------  ------------    -------------  -----------
    Net cash provided
     by financing activities      222,000           188,000      752,000         446,000      1,561,000
                           --------------    --------------  ------------    -------------  -----------

NET INCREASE (DECREASE)
  IN CASH                         (58,000)           54,000      (80,000)        155,000         67,000
CASH - BEGINNING OF PERIOD        125,000           322,000      147,000         221,000              0
                           --------------     --------------   --------------   -------------  --------
CASH - END OF PERIOD              $67,000          $376,000      $67,000        $376,000        $67,000
                           ==============     ==============   ==============   ============== ========

See Notes to Financial Statements

                                    TORVEC, INC.
                            NOTES TO FINANCIAL STATEMENTS


            Note 1   Interim Financial Statements

            The information contained herein with respect to the three month and nine month periods ended September 30, 1998 and 1997 and the period from September 25, 1996 (inception) through September 30, 1998 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include information and footnotes required by generally accepted accounting principles for financial statements.
            Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three-month and nine-month periods ended September 30, 1998 and 1997 and since inception. The results are not necessarily indicative of results to be expected for the year.

            Note 2   The Company

            Torvec, Inc. (the  Company) was incorporated in  New York on
            September  25,  1996.     The  Company,  which   is  in  the
            development stage, specializes in automotive technology.

            Note 3   Summary of Significant Accounting Policies

            Equipment

            Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful lives of the assets.

            Research and development and patents

            Research and development costs and patent expenses are charged to operations as incurred.

            Note 4   Related Party Transactions

            The Company has entered into consulting agreements with members of the Gleasman family. Included in research and development and general and administrative expenses for the period ending September 30, 1998 is $225,000 and $112,500 respectively for consulting expenses.


                                    TORVEC, INC.
                            NOTES TO FINANCIAL STATEMENTS

            Note 5   Private Placement

            The Company has offered securities in a private placements dated May 11, 1998 at $5.00 per share and September 21, 1998 at $10.00 per share. Those offerings raised approximately $223,000 during the quarter ended September 30, 1998.

            Note 6  Long-Term Debt

            Long-term debt at September 30, 1998 consisted of a note payable in monthly installments of $610 including interest at 10% through March, 2003. The note is secured by an asset.

            Note 7  Lease

            The Company has entered into an agreement with a shareholder to lease land and building for $53,000 per month upon the date that the proceeds from a proposed public offering are received. The agreement provides for four one-year renewal periods at the Company's option.

            The agreement also provides for the purchase of land adjacent to the leased premises for one year after the effective date of the lease for $350,000.

            The Company paid $53,000 representing the first month's rent, which is reflected as a current asset, and $111,000 representing the last month's rent and two twelfths of the purchase price of the land, which is reflected, as a non-current asset.

            Note 8  Contingency

            During 1997 certain members of the Gleasman family were named in a lawsuit seeking monetary damages of $750,000 relating to the development of certain technology and related matters. The court stayed all aspects of the litigation and directed the parties to arbitrate such matters in dispute. The Company has not been named as a defendant in this action. In the event the claimants prevail, it could adversely affect the Company's rights to, and exclusive ownership of, certain technology. The Gleasmans believe that the claims are without merit. Management's preliminary assessment of this situation has resulted in a determination that the likelihood of an unfavorable outcome is less than probable and that the ultimate outcome of this matter will not have material adverse effect on the results of operations or financial position of the Company.


   Item 2.  Plan of Operation

            The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate", "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statement. The Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any further period.

            Torvec, Inc. a New York State corporation (the Company) was duly organized on September 25, 1996. The Company is in the development stage, and its efforts have been principally devoted to research and development activities and organizational efforts.

            The Company is continuing to implement its Plan of Operation and has initiated discussions with a number of vehicle manufacturers with a view to possible licensing of one or more of its products and or the creation of one or more joint venture relationships in order to further develop and to initiate the manufacture and distributions if its products, especially the Fastrack, the Torvec transmission and the Company's CV Joint. The Company has moved forward with its plan to have three pre-production Fastrack vehicles assembled during the fall of 1998, and this process is on schedule. The Company anticipates that the proceeds generated by its current offering will enable it to continue to implement it Plan of Operation.

            The Company commenced a private placement in May 1998 to sell 1,500,000 shares of its common stock at a price of $5.00 per share. On September 21, 1998 the offering price of the private placement was increased to $10.00 per share. Through September 30, 1998, the Company raised an aggregate of $223,000. Management believes that the funds from the private placement will be sufficient to sustain the Company's Plan of Operation for the next two quarters.


             The net loss as of September 30, 1998 has increased as compared to September 30, 1997 due to the additional amounts spent in research and development and increases in general and administrative expenses. Included are consulting fees for Research and Development and general and administrative expenses in the amounts of $225,000 and $112,500 respectively, paid to the Gleasman family. Additionally, the Research and Development expenses have increased as a result of increased expenses associated with the Fastrak vehicle. These increases have been projected by management, and will continue to increase as the Company continues on it Plan of Operation.
















                                       PART II
                                  OTHER INFORMATION

   Item 1.   Legal Proceedings

             During 1997 certain members of the Gleasman family were named in a lawsuit seeking monetary damages of $750,000 relating to the development of certain technology and related matters. The court stayed all aspects of the litigation and directed the parties to arbitrate such matters in dispute. The Company has not been named as a defendant in this action. In the event the claimants prevail, it could adversely affect the Company's rights to, and exclusive ownership of, certain technology. The Gleasmans believe that the claims are without merit. Management's preliminary assessment of this situation has resulted in a determination that the likelihood of an unfavorable outcome is less than probable and that the ultimate outcome of this matter will not have material adverse effect on the results of operations or financial position of the Company.

   Item 2.   Changes in Securities
             None

   Item 3.   Defaults Upon Senior Securities
             None

   Item 4.   Submission of Matters to a Vote of Security Holders
             None

   Item 5.   Other Information
             Year 2000

             The Company currently uses a software which management believes is in "Year 2000" (Y2K) compliance. Management will continue to evaluate the current software and implement any necessary changes in the first quarter of 1999. Management expects the costs associated to be less than $2,500. Also, the Company is devising a Y2K contingency plan to avoid any interruption to its business.



   Item 6.   Exhibits and Reports on Form 8-K
        a.   Exhibits

             The following Exhibits, as applicable, are attached to this Quarterly Report (Form 10-QSB). The Exhibit Index is found on the page immediately succeeding the signature page and the Exhibits follow on the pages immediately succeeding the Exhibit Index.

        (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession
             Not applicable

        (3)  Articles of incorporation, By-laws

             3.1 Certificate of Incorporation incorporated by reference to Form 10SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

             3.2 By-laws incorporated by reference to Form 10 SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

        (4)  Instruments  defining   the  rights   of  security
             holders, including indentures
             Not applicable

        (10) Material contracts
             Certain Employment Agreements, Consulting Agreements, the Company's Stock Option Plan and related agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10 SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

        (11) Statement re computation of per share earnings (loss)
             Not applicable

        (15) Letter re unaudited interim financial information
             Not applicable


        (18) Letter re change in accounting principles
             Not applicable

        (19) Report furnished to security holders
             Not applicable

        (22) Published report regarding matters submitted to vote of security holders
             Not applicable

        (23) Consents of experts and counsel
             Not applicable

        (24) Power of attorney
             Not applicable

        (27) Financial data schedule

        (99) Additional exhibits
             Not applicable

   b.   Reports Filed on 8-K
        None









                                  SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TORVEC, INC.



      DATE:    November 12, 1998      By: /S/ KEITH E. GLEASMAN
                                          -------------------------
                                            Keith E. Gleasman,
                                            President


      DATE:    November 12, 1998      By: /S/ SAMUEL M. BRONSKY
                                          ------------------------
                                            Samuel M. Bronsky
                                            Chief Financial Officer












                                    EXHIBIT INDEX


         Exhibit                                                      Page

           2. Plan of acquisition, reorganization, arrangement,
              liquidation, or succession                                N/A

           3. Articles of incorporation, By-Laws

              3.1  Certificate of Incorporation incorporated by
                   reference to Form 10SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities
                   Exchange Act of 1934;                                N/A

              3.2 By-laws incorporated by reference to Form 10 SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the
                   Securities Exchange Act of 1934;                     N/A

           4. Instruments defining the rights of security
              holders, including indentures                             N/A

           10.Material contracts
              Certain Employment Agreements, Consulting Agreements,
              the Company's Stock Option Plan and related agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement
              and Extension of Term, all incorporated by reference
              to Form 10 SB/A, Registration Statement, registering Company's $.01 par value common stock under
              section 12(g) of the Securities Exchange Act of 1934;    N/A

           11.Statement re computation of per share earnings (loss)    N/A

           15.Letter re unaudited interim financial information        N/A



           18.Letter re change in accounting principles                N/A

           19.Report furnished to security holders                     N/A

           22.Published report regarding matters submitted to
              vote of security holders                                 N/A

           23.Consents of experts and counsel                          N/A

           24.Power of attorney                                        N/A

           27.Financial data schedule                                  16

           99.Additional exhibits                                      N/A













                                                              EXHIBIT 27
                                    TORVEC, INC.
                               FINANCIAL DATA SCHEDULE
            Article 5:

            Legend: This schedule contains summary financial information extracted from the financial statements of TORVEC, Inc. for the period ending September 30, 1998 and is qualified in its entirety by reference to such financial statements.

            CIK NUMBER:  1063197
            Name:  TORVEC, INC.
                                        TABLE
                              Period Type:  Nine Months
                         Fiscal Year-End:  December 31, 1998
                           Period Start:  January 1, 1998
                           Period End:  September 30, 1998
            Cash............................................$67,000
            Securities ...........................................0
            Receivables ..........................................0
            Allowances ...........................................0
            Inventory.............................................0
            Current Assets .................................120,000
            PP&E...... ......................................62,000
            Depreciation .....................................9,000
            Total Assets ...................................284,000
            Current Liabilities ............................251,000
            Bonds.................................................0
            Preferred Mandatory ..................................0
            Preferred.............................................0
            Common..........................................208,000
            Other SE......................................<197,000>
            Total Liability and Equity .....................284,000
            Sales.................................................0
            Total Revenues .......................................0
            CGS...................................................0
            Total Costs...................................1,412,000
            Other Expenses ...............................1,412,000
            Loss Provision .......................................0
            Interest Expense .....................................0
            Income Pretax ..............................(1,412,000)
            Income Tax ...........................................0
            Income Continuing ..........................(1,412,000)
            Discontinued .........................................0
            Extraordinary ........................................0
            Changes    ...........................................0
            Net Income .................................(1,412,000)
            EPS Basic  .......................................(.07)
            EPS Diluted ......................................(.07)

