Form 10KSB
period 1998-12-31
TORVEC INC
filed 1999-04-01
CIK 1063197

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM __________________ TO __________________

          COMMISSION FILE NUMBER        000-24455
                                 -----------------------


                                   TORVEC, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           NEW YORK                         16-1509512
 -------------------------------  ---------------------------------
 (STATE OR OTHER JURISDICTION OF  I.R.S. EMPLOYER IDENTIFICATION NO.
 INCORPORATION OR ORGANIZATION)



         3740 ROUTE 104
      WILLIAMSON, NEW YORK                     14587
 --------------------------------       --------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE            (ZIP CODE)
            OFFICES)


            ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (716) 248-8549


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                             NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                     WHICH REGISTERED

    ______________________________        ______________________________
    ______________________________        ______________________________



       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT

                          $.01 PAR VALUE COMMON VOTING STOCK
                                  (TITLE OF CLASS)




     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X         No_____


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

     State issuer's revenues for its most recent fiscal year.    $0.00
     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.  (See definition
of affiliate in Rule 12(b)-2 of the Exchange Act).     $40,198,792


     Note:  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                              (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                                     DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.  Yes _____    No_____

                                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  20,812,616


                                      DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part
I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended
December 24, 1990).

Transitional Small Business Disclosure Form (Check one):

Yes _____    No  X




                                                                 PART I



ITEM 1.   DESCRIPTION OF BUSINESS.

(A)  HISTORY AND DEVELOPMENT OF ISSUER'S INVENTIONS

     Torvec, Inc. ("the Company") was incorporated as a New York business corporation on September 25, 1996.  Upon its incorporation, the Company  acquired numerous patents, inventions and know-how developed for more than ten years by Vernon E.
Gleasman and members of his family.  The Company presently is a development stage company specializing in automotive technology. The
Company owns many U.S. and international patent properties developed by the Gleasmans protecting important inventions relating to five different areas of automotive technology, i.e., (i) steering drive for tracked vehicles, (ii) infinitely-variable transmission,
(iii) hydraulic pump and motor, (iv) constant velocity joint and (v) spherical gearing.

     Preceding the formation of the Company, its principal shareholders, Vernon E. Gleasman, James A. Gleasman and Keith E. Gleasman
started a research program that required considerable time and expense.  As a family, the Gleasmans have operated and sold their own
innovative products and companies over the last 30 years.   It is this knowledge base  (of the automotive industry and its  trends), that was the basis of the various research projects that are now the properties of the Company.  A review of Vernon Gleasman's first
100 plus inventions indicates that almost all of them are improvements of other companies' technology, and most of Vernon Gleasman's inventions were created either while he  was employed by various companies, or  while he was acting as  a consultant to these  other companies.

     Historically, the major impediments to the incorporation of Gleasman products into other companies' vehicles has been the  "not
invented here"  syndrome and  the problems  relating to  enforcement of  licensing agreements  by an  independent inventor.   It  is
necessary to fully engineer and develop a highly refined prototype.  Generally,  thousands of hours and millions of dollars have  to be invested before  a new product  can be sold  to an OEM  (original equipment  manufacturer).  A  highly refined  prototype of  the
FasTrack_ vehicle (described  immediately below) was  completed in February,  1999 and the  Company will use  a portion  of the  net proceeds of sales of its common stock in an ongoing private placement and through the exercise of option agreements to explore joint
ventures to produce this vehicle.   In addition, the Company will use  a portion of the net proceeds  of such sales to engineer  and develop highly refined prototypes of the infinitely variable transmission, the hydraulic pump/motor, spherical gearing and  constant velocity joint  (also  described  below)  to  serve  as  critical  components  of  the  FasTrack  vehicle  as  well  as  for  direct commercialization.

TORVEC'S FASTRACK

     The infrastructure of most of Asia, Africa, South and Central America is very similar to the U.S. in the early 1900's. At  that time U.S. demographics were as follows: eighty percent of the population lived in rural areas, income was low and transportation was limited to walking, bicycles, push carts and animal pulled vehicles. Roads, when they existed, were dirt and at times impassable due to terrain or inclement  weather. Even with the  advent of automobiles, commerce  remained inhibited because  paved roads were  only found in the cities. Similarly, the wheeled vehicles of the developing country  today can only traverse the rural dirt roads  during certain seasons of  the year.  When roads are  in rough  condition (e.g.,  muddy, blocked by  snow or  ice, etc.),  there is  little difference in travel time between an animal drawn cart, a man on foot or  bicycle, or a wheeled car.  If they are able to travel  at
all, even four-wheeled drive  vehicles are usually limited  to 4_5 mph  under these conditions.   The idealized  vehicle would be  a
vehicle that could  travel at higher  speeds (25- 50  mph.), regardless  of the terrain,  significantly shortening  the travel  time between rural areas and the primary marketplaces in the city.  A tracked vehicle, in effect,  "brings its own road with it".


     The Company's FasTrack prototype vehicle is a new type of vehicle, that management believes steers as easily as a car (using  a steering wheel), has rubber tracks and  bridges an important gap between wheeled  and tracked vehicles that manufacturers have  been trying to  span for  decades. This  new vehicle  combines the  high-speed capabilities  of trucks  and cars  with the  high-traction capabilities of tracked vehicles.  Unlike most "new generation" vehicles (e.g., the Model T, for which Henry Ford had to design  and build almost every part),  the FasTrack can  be made from  existing automotive components,  and lends itself  to formation of  joint ventures for assembly in the developing country. FasTrack vehicles are rubber-tracked vehicles which, by design, are environmentally sensitive since their low ground pressure (less than 2 lbs. per sq. in.) does not damage paved road surfaces or leave ruts or  cause potholes on unpaved surfaces. The Company believes that this tracked vehicle can  traverse almost any terrain at higher speeds.  The tracks may be made  by Goodyear, a corporation  dedicated to supporting  original equipment manufacturers  (OEMs), and Goodyear  has
provided the  tracks for  the Company's  prototype vehicle.   Goodyear  states, "Based  on  product testing  and feedback  from  our customers, in most situations, Goodyear's rubber  track has been seen  to last 3 to  5 times longer than  a set of standard  utility
tires used in the same application."   An additional  feature of the FasTrack vehicle is  its alternator, which will be modified  to permit the vehicle to also serve as a mobile power plant with  a 2 HP (approximately 1400 watts) electrical generator for running  a myriad of electrical items, which can  contribute to rural electrification.  FasTrack  vehicles will be able  to perform as they  do because of their unique steering mechanism, which is protected by several patents in Europe and Japan as well as the following  U.S.
patents: Multi-Axle Vehicle Steer Drive system  (4732053), No-slip imposed Differential  Reduction Drive (4776235), No-slip  imposed differential (4776236), Steer-Driven Reduction Drive System (4895052). The FasTrack will also use the Company's infinitely  variable
transmission (U.S. patent  5186692).   Different from  the multi-shifting  automatic transmission  used on  passenger vehicles,  the
Company's infinitely variable transmission should contribute to increased fuel mileage and significantly lower emissions.

     In response to requests  from the David Taylor  Marine Research Department  of the U.S.  Navy for a  new generation of  assault vehicles using off-the-shelf componentry, the Gleasman steering mechanism for tracked vehicles (GSD-10) was conceived and developed.
The military has been seeking an adequate, economical mechanism for steering tracked vehicles.  Because they are difficult to  steer
precisely, tracked vehicles generally have been cumbersome and limited to low speed.   While wheeled trucks and cars have been  able
to travel at higher speed on prepared roads, they have lacked the ability to traverse truly difficult terrain.  Having developed the
GSD-10 steer drive, and  seeking the best way  to market it, led  the Company to  a new direction  for commercializing the  Gleasman inventions.  In contrast to the  Gleasmans' past procedures of selling  their products for another  company's use, the decision  was made to incorporate the new steer drive into a new type of vehicle designed as a specific product that could be sold directly to the consumer, thereby providing a  foundation upon which the  Company can propose joint  ventures with countries, automobile  producers, and/or component manufacturers for producing this vehicle.  The prototype FasTrack vehicle has been completed as a result of a major investment of time, know-how and capital.

     The GSD-10 steer drive can best be described in engineering terms as  a hydro-mechanical steering mechanism.  The  "mechanical"
portion is manufactured from conventional, high-volume gearing, while the "hydro"  portion is the Company's patented hydraulic  pump
and motor.  Conventional hydraulic pumps  and motors are large, noisy, and  inefficient at low RPM.   Therefore, because tests  have
indicated that the recently patented   Torveca hydraulic pump/motors have substantially  solved these heretofore inherent  problems, the Company believes the GSD-10 steer drive is most effective when used with these novel Torveca pump/motors.

     The Company plans to showcase and test its latest prototype FasTrack vehicle in early spring, 1999.

TORVEC'S INFINITELY VARIABLE TRANSMISSION

     The Company's intends to develop a  prototype infinitely variable transmission, a  transmission that provides an  uninterrupted drive through an infinite  number of geared  speed ratios, allowing  ideal torque flow  to propel the  vehicle while permitting  the engine to run at optimum efficiency.  In sharp contrast to other  work being done in relation to diesel/gasoline engine  management, the Company's new  transmission will  not require any  change, costly  or otherwise,  to the  manufacture or  operation of  existing diesel/gasoline engines. Instead,  it permits present  automotive diesel/gasoline engines  to operate in  a steady-state mode,  with dramatically reduced  pollution, at  most times  during  normal operation,  i.e., under  the  starting, stopping,  acceleration  and deceleration of normal urban traffic.  For instance, such a steady-state optimum  condition may match the usual engine setting  when the vehicle is being driven at its top urban speed (e.g., 35-45 miles per hour). It should be noted that this optimum urban cruising speed may be only approximately twice the normal idling speed of the engine, and that this steady-state setting is relatively low in comparison to the normally required engine  speed of three,  four or five  times idling  speed that must  be attained  by the  same diesel/gasoline engine each time the vehicle  accelerates between each of the conventional  forward gears (e.g., when shifting  from first gear to second gear, then from second  to third, etc.). [NOTE: Because it  is an infinitely variable transmission and  changes its ratios extremely quickly, the Company's  transmission can accelerate a diesel-powered vehicle  as quickly as a  gasoline-powered
vehicle.  The Company's transmission also  may be able to significantly improve the  performance of electric drive vehicles.   There
are a number of kinds of electric motors that can be chosen to drive a vehicle.  Their performance and physical characteristics vary considerably.  Weight  (for a given  power level), zero-speed  torque, useful speed  range, efficiency-vs.-motor-speed, and  control characteristics are among these, and there are conflicts in making the best choice for a given vehicle application.  A  transmission of some sort commonly is needed to resolve these.  The performance characteristics of the Company's transmission make it a promising candidate for such applications.]

     In addition to  having the potential of reducing particulates,  the Company's transmission  will be less  complicated and  has approximately 1/3 fewer parts when compared to a conventional four or five speed automatic transmission, making it smaller in  size, lighter in weight and, therefore,  further improving fuel economy.  The Company's transmission, which  the Company believes will  be simpler and  less expensive to manufacture than existing  transmissions, should  provide  the automotive  industry with  a  higher performing product at a lower cost.

     In view  of the  above,  and because  all  vehicles currently  have  transmissions, the  Company  believes that  the  Company's transmission will  permit substantial  reductions in  diesel/gasoline  engine pollutants  and  that such  significant  environmental
benefits will be achieved  without an economic penalty.   Further, it  is believed that  the Company's transmission  will not be  in direct competition with  companies who  provide other diesel/gasoline  engine pollution  remedies and that  the latter  may even  be interested in working with the Company to explore possible synergistic effects with the Company's transmission.


HYDRAULIC PUMP/MOTOR, CONSTANT VELOCITY JOINT, AND SPHERICAL GEARING

     The Company's patented infinitely variable transmission will incorporate a hydraulic pump/motor machine and, although it can be operated with commercially-available pump/motors, it is most effectively used  in combination with the Company's patented  hydraulic pump/motors which, like the infinitely variable transmission, are significantly simpler, smaller and lighter than other commercially available pump/motors having comparable  performance specifications. The key  feature of the Company's  pump/motors is their  swash-
plate mounting arrangements that utilize a new form  of spherical gearing which is also  proprietary to the Company.  Further,  this spherical gearing  has been  incorporated in  yet another  Company-owned invention,  which has  been developed  to replace  constant velocity joints used, among other places, in all front-wheel drive vehicles.  The Company's constant velocity  joint is a  departure
from known designs, and its efficiency and  weight savings may provide a significant  competitive advantage in the annual   constant
velocity joint market of 180,000,000 units per  year (1994 Annual Report of GKN  (the world's largest producer of constant  velocity joints)).

     The compact size and full power start-up torque of the Torvec hydraulic pump/motors are made possible through the invention  of a revolutionary new form of gearing based on the geometry of spheres rather than conventional gear geometry of cylinders and  cones.
This new  "spherical" gear  is perhaps  the most  important and  creative Gleasman  invention to  date, surpassing  the  "impossible geometry" of the Torsena differential gearing.

     The Gleasman spherical  gears have  been used to  form a  geared ball-and-socket  coupling in  which driving  tooth contact  is maintained continuously while, at the same time, permitting the  coupling to be flexed at 40  degrees to either side of center.  The potential versatility of  the Company's spherical  gears may open  the door to  many yet unknown  solutions and products  yet to  be discovered.  This new gearing paradigm is found in the swash-plate mechanism of the Company's hydraulic pump and motor, and it  will also be used to create a  constant velocity joint as a working  prototype ready for installation in a  car.  The Company's  constant velocity joint is designed to be interchangeable in over 40 existing car models.  It is notably lighter, less costly to manufacture, and potentially more durable than the constant velocity joints presently being used  in all front-wheel drive vehicles. In spite  of mechanical and design limitations, the constant velocity joints currently in use are  manufactured at the rate of over "180  million units annually" according to the 1994 Annual Report of GKN.

 (B) THE COMPANY'S ASSETS


     The Company owns the exclusive right, title and interest in and to the following patent properties:

      1.  U.S. Patent No.: 4,732,053
          Title:  Multi-Axle Vehicle Steer Drive System

      2.  U.S. Patent No.:  4,776,235
          Title:  No-Slip, Imposed Differential Reduction Drive

      3.  U.S. Patent No.:  4,776,236
          Title:  No-Slip, Imposed Differential

      4.  U.S. Patent No.:  4,895,052
          Title:  Steer-Driven Reduction Drive System

      5.  U.S. Patent No.:  5,186,692
          Title:  Hydro-Mechanical Orbital  Transmission

      6.  U.S. Patent No.:  5,440,878
          Title:  Variable Hydraulic Machine

      7.  U.S. Patent No.:  5,513,553
          Title:  Hydraulic Machine with Gear-Mounted Swash-Plate

      8.  U.S. Patent No.:  5,647,802
          Title:  Variable-Angle Gears

      9.  U.S. Patent No.:  5,613,914
          Title:  Universal Coupling

     10.  U.S. Patent No. 5,878,492
          Title:  Method for Shaping the Teeth of Spherical Gears

     11.  U.S. Patent Application
          Serial No. 09/213,650
          Title:  Modular System for Track-Laying Vehicle

     12.  U.S. Patent Application
          Serial No. 09/238,444
          Title:  Spool Valve for Fluid Control

     13.  European Pat. 0 160 671:
          Title:  No-Slip, Imposed Differential
          Validated in:  France, Germany, Sweden, United Kingdom

     14.  Japanese Pat. No.  2002555
          Title:  No-Slip, Imposed Differential

     15.  Australian Patent No. 681528
          Title:  Variable-Angle Gear System and Constant Velocity Joint

     16.  Australian Patent No. 681534
          Title:  Hydraulic Machine with Gear-Mounted Swash-Plate

     17.  International Application No. PCT/US95/06538
          Title:  Variable-Angle Gear System and Constant-Velocity Joint

               Corresponding Regional/National applications:
               --------------------------------------------
                    Europe    95 921372.9
                    Brazil    PI 9507908-4
                    Canada    2,191,701
                    China     95 1 94440.1
                    Japan     501004/96
                    Korea     96-706840
                    Mexico    96 05859

     18.  International Application No.:  PCT/U595/08732
          Title:  Hydraulic Machine with Gear Mounted Swash-Plate

               Corresponding Regional/National applications:
               --------------------------------------------
                    Europe    95 926258.5
                    Brazil    PI 9508276-0
                    Canada    2,194,963
                    China     95 1 95044.4
                    Japan     505116/96
                    Korea     97-700152
                    Mexico    9700288

In addition,  the Company  owns the  exclusive right,  title and  interest in  and to  the following  prototypes, automotive  parts, engineering documentation, computer-readable  data and other  technological assets relating  to the development  and testing of  the steer drive  mechanism  for tracked  vehicles,  infinitely variable  transmission,  hydraulic pump/motors,  spherical  gearing,  and constant-velocity joints disclosed and found in the above-referenced patent properties:

      1.  1997 Ford Taurus 4-door sedan.

      2.  FasTrack tracked vehicle (Dimensions: length - 142", width - 68", height - 72"; weight: 4100 lbs; Engine: Ford, gasoline
          2.3 liter; Transmission: Ford A4lLd; Steering system; Torvec Steer Drive.

      3.  Prototype of Torvec Steer Drive (GSD-10).

      4.  Ford automotive parts: 4 engines; transmissions; differentials; worm gears; body parts; windshields; dashboards; and
          seats.

      5.  Complete CAD/CAM design for Infinitely Variable Transmission re-engineered to adapt as retrofit for existing vehicle of a major U.S. automaker.

      6.  Engineering data for adapting Torvec Orbital Infinitely Variable Transmission for retrofit on U.S. Army's existing HMMWV
          ("Hummer" vehicle).

      7.  Off-the-shelf automotive hydraulic pump/motors made by other manufacturers (used for comparison testing).

      8.  Parts (gears, housing, shafts) and supporting technical data, relating to designs of Torvec constant velocity joint appropriate for retrofit in existing vehicle of a major U.S. automaker.

      9.  Engineering CAD/CAM files for constant velocity joint designs.

     10.  Isuzu Commercial Vehicle NPR-Diesel


(C)  BUSINESS PLAN; DISTRIBUTION METHODS - JOINT VENTURES, COLLABORATIVE AGREEMENTS AND LICENSES

     The Company's present business strategy relating to its products is (1)  to provide developing country FasTrack vehicle  models for marketing to potential Asian, African,  South and Central American joint venture  partners; (2) to complete the installation  of infinitely variable  transmissions into diesel-powered trucks for appropriate  testing by national and state environmental  agencies in the U.S. and other countries  to quantify exact fuel savings and  emissions levels and to determine  its potential effect on  the worldwide problem of  diesel engine pollutants;  (3) to complete  the installation of  the infinitely variable  transmission into  a
Taurus to provide test results on gasoline engine  fuel mileage and emission levels; (4)  to promote worldwide use of the  Company's transmissions for reducing diesel/gasoline engine pollution; (5) to enter into appropriate licensing/joint working arrangements  for all of the  Company's products  (the FasTrack vehicle,  infinitely variable  transmission, hydraulic  pump/motor, constant  velocity joint, and spherical gearing); (6) to  obtain patent protection on at  least four new developments  and improvements related to  the
Company's products  described above;  7) to  develop a  Website for  marketing, sales,  education and  information relating  to  the
Company's potential products.

     The Company currently  does not  have a manufacturing  facility and  its present  intention is not  to manufacture  any of  its
products itself, since such a decision would entail significant capital expenditures.   The Company's present business strategy  is,
therefore, based upon  entering into  collaborative joint working  arrangements, formal  joint venture  agreements and/or  licensing agreements with domestic and/or foreign governments, automotive industry manufacturers and suppliers in order to promote the use  of
the Torvec  potential products.   No  such arrangements  and/or licenses  have been  consummated to  date, although  the Company  is presently negotiating with a number of potential joint venture candidates.

     In addition to seeking commercially attractive  collaborative working arrangements or joint  ventures, the Company may  license one or more of its Torvec potential products to unaffiliated third parties for direct commercialization.

(D)  COMPETITION AND MARKET ACCEPTANCE

     The Company believes that its patented technology is superior to similar  products manufactured in the automotive industry  and in some instances represent a true paradigm shift with respect to presently  known technology.  However, once the Company  commences operations, it will be marketing products that are provided by companies in the automotive industry that have significantly  greater financial, marketing and operating resources than the Company.

     The Company's immediate future  development is dependent upon  consumer acceptance of the  FasTrack_ vehicle especially in  the
Asian, African, South and Central American  markets.  While the  potential domestic and international  market is great, the  Company faces considerable obstacles in introducing the FasTrack in these markets and there  can be no assurance that it will be able to  do so successfully.

     The Company's ability to generate revenue and become profitable is also dependent upon the automotive industry's acceptance  of certain of its other products,  such as the infinitely-variable  transmission, the hydraulic pump  and motor, the constant  velocity
joint and spherical  gearing.   The Company's ultimate  growth and  future financial performance  will depend  on demonstrating  the advantages of such  products over  existing technologies to  an automotive  industry which  has committed  substantial resources  to product systems utilizing old technology.  In addition, despite management's belief that its products are superior, the Company will have to overcome the "not invented here" attitude that permeates the industry.

ITEM 2.   DESCRIPTION OF PROPERTY.

     On January 7, 1998, the Company entered into a Service and Space  Agreement with Joseph L. Neri, Sr. (a shareholder) and Joseph
Neri Chevrolet-Oldsmobile-Pontiac pursuant to which the Company is entitled to lease the premises described below and will be provided with labor and certain services which will enable the Company to construct, assemble and install the Company's products into various vehicles, including FasTrack.  Although the Agreement will become fully effective upon the successful completion of the
Company's May 11, 1998 private placement (which was still ongoing as of December 31, 1998), the Company has utilized the facility during its 1998 fiscal year and anticipates utilizing the facility in fiscal year 1999 under the lease.  The facility is located at
3740 Route 104, Williamson, New York (approximately 20 minutes from downtown Rochester).  The facility is approximately 17,000 sq.
ft., situated on 8 acres of land.  Under the agreement, the Company has been able to use the facility, all utilities (including telephone system with an after-hour answering service), computer system, service department, specialized equipment and tools with above-ground lifts (D.E.C. approved) one of which has a 28,000 lb. capacity for trucks and buses, an 8 bay body shop, complete with a paint room and Kansas Jack straightening machine, a two floor parts department and a 30 member staff (sales, managers, office staff, mechanics and a computer programmer).  The Company believes that this facility is sufficient to construct all prototype
FasTrack vehicles as well as assemble and install all prototypes for the Company's other products for testing and demonstration purposes.

     Adjacent to this property is 80 acres which fronts Route 104 and is ideal for demonstrating the Company's vehicles.  This acreage has ponds, swamps and woods and will require only minor changes to construct a course that would be similar to developing country roads.  Nominal bulldozing will enable the Company to construct the course.  Under the Service and Space Agreement, the
Company has an option to acquire the 80 acres for a cost of $350,000 at any time during the period of the lease.  This tract of land is appropriate for testing all of the Company's products.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party  to any pending, material litigation.   To the knowledge of management,  no federal, state or  local governmental agency is presently contemplating any  proceeding against the Company.  See  the discussion under the caption  "Certain
Proceedings Involving Certain Shareholders."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters  submitted to the Company's  Shareholders during the fourth  quarter of the  Company's fiscal year  ended
December 31, 1998.



                                                              PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


(A)  MAY 11, 1998 PRIVATE PLACEMENT

     On May 11, 1998, the Company initiated a private placement of up to 1,500,000 shares of its $.01 par value common stock to institutional investors or persons of substantial means or substantial income who qualified as accredited investors as defined by
Rule 501 of Regulation D promulgated under the 1933 Securities Act.  The initial offering price was $5.00 per share.  On September
21, 1998, the offering price was increased to $10.00 per share.  Although originally scheduled to terminate on November 30, 1998, the offering was extended until May 31, 1999.  Additional extensions are within the discretion of the Board.

     The offering is being made by the Company's Board of Directors without payment of commissions.  Based upon completed investor questionnaires received by the Company in the offering, management believes all of the investors in this offering were either
"accredited investors" as that term is defined under applicable federal and state securities laws, rules and regulations, or were persons who, by  virtue of background, education and experience, either alone or through the aid and assistance of a personal representative, could accurately evaluate the risks and merits of an investment of the securities of the Company.  Further, all such persons were provided with access to all material information regarding the Company, prior to the offer or sale of these securities, and each had an opportunity to ask of and receive answers from directors, executive officers, attorneys and accountants for the
Company.  The offers and sales of the foregoing securities are believed to be exempt from the registration requirements of Section 5 of the 1933 Act pursuant to Section 4(2) thereof, and pursuant to and in accordance with Regulation D, Rule 506 promulgated thereunder, and from similar states' securities laws, rules and regulations requiring the registration of the offer and sale of such securities.

     The Company sold 138,120 shares of its common stock and received proceeds from such sales from May 11, 1998 to December 31,
1998.

(B)  PRIVATELY NEGOTIATED TRANSACTIONS

     On March 13, 1998, the Company issued 1,000 shares to its Chief Financial Officer, Samuel M. Bronsky, in exchange for accounting services rendered.

     The Company claimed exemption from registration for this sale under Section 4(2) of the 1933 Act as a transaction by an issuer not involving a public offering.

(C)  MARKET INFORMATION

     Effective September 23, 1998, the Company's $.01 par value common stock, as a class, was registered with the Securities and
Exchange Commission under the Securities  Exchange Act of 1934.  As a result, shares of the Company's common stock which have been owned for one year or more became eligible for trading of the Over-the-Counter Bulletin Board (OTCBB)  maintained by the National
Association of Securities Dealers, Inc. (NASD) on December 22, 1998.  The Company's stock began trading on January 21, 1999 at
$12.00 per share.  The Company has two market makers for its common stock:  Lampost Capital, L.C., Boca Raton, Florida and McDonald
& Company Investments, 100 Corporate Woods, Rochester, New York.

(D)  HOLDERS

     As of December 31, 1998, the Company had 201 shareholders of record.

(E)  DIVIDEND POLICY

     The Company has not paid any dividends to  its shareholders since its inception.   The declaration or payment of dividends,  if
any, to its  shareholders is within  the discretion of  the Board of  Directors of the  Company and will  depend upon the  Company's earnings, capital requirements, financial condition and other relevant factors.  The Board of Directors does not currently intend to declare or pay any dividends in the foreseeable future and intends to retain any earnings to finance the growth of the Company.

(F)  REPORTS TO SHAREHOLDERS

     The Company intends to  furnish its shareholders  with annual reports  containing audited financial  statements and such  other
periodic reports as the Company may  determine to be appropriate or as  may be required by law.   The Company is required to  comply
with periodic reporting, proxy solicitation and certain other requirements of the Securities Exchange Act of 1934.

(G)  TRANSFER AGENT AND REGISTRAR

     Continental Stock Transfer &  Trust Company has been  appointed as the Company's  Transfer Agent and  Registrar for its  Common
Stock.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company's present business strategy relating to its products is (1)  to provide developing country FasTrack vehicle  models for marketing to potential Asian, African,  South and Central American joint venture  partners; (2) to complete the installation  of the Company's  infinitely  variable  transmissions  into  diesel-powered trucks  for  appropriate  testing  by  national  and  state environmental agencies in the  U.S. and other countries  to quantify exact fuel  savings and emissions levels  and to determine  its potential effect on the worldwide problem of diesel engine pollutants; (3) to  complete the installation of the infinitely  variable transmission into the best  selling automobile of a  major U.S automaker  that has an  agreement with the  Company for an  exclusive
"first look" at the transmission for  gasoline engine passenger cars,  providing data on gasoline  engine fuel mileage and  emission levels; (4) to promote worldwide use of the infinitely variable transmissions for reducing diesel/gasoline engine pollution; (5)  to enter into appropriate  licensing/joint working arrangements  for all of  the Company's products  (the FasTrack vehicle,  infinitely variable transmission, hydraulic pump/motor, constant velocity joint, and spherical gearing); (6) to obtain patent protection on  at least four  new developments  and improvements  related to  the Company's  products described  above; 7)  to develop  a Website  for marketing, sales, education and information relating to the Company's products.

     The Company is continuing  to implement its business  plan.  The  Company is engaged  in discussions with  a number of  vehicle manufacturers to license one or more of its products and/or to create one or more joint venture relationships.  If successful, these licenses or relationships will lead to the further development, manufacture  and distribution of the Company's products,  especially the FasTrack, the infinitely variable transmission and the Company's constant velocity joint.

     The Company has completed its first  pre-production prototype of the FasTrack on  an Isuzu truck frame  and is now testing  and demonstrating the FasTrack.  It is anticipated that two more pre-production prototypes will be assembled, if necessary, on Kia truck frames during the early spring  of 1999.  The  Company believes that its  ability to showcase the  Isuzu truck frame prototype  will enhance its pursuit of joint venture or licensing agreements with one or  more manufacturers of cars, trucks and related  equipment, especially since the FasTrack can be assembled, without significant modification, on  nine manufacturer's vehicle frames.

     The Company plans to selectively incorporate its other  patented technologies, including its infinitely variable  transmission, its lightweight hydraulic  pump and  motor, its constant  velocity joint  (with its  true infinite  gearing based  on the  Company's proprietary spherical gearing assembly), into the FasTrack prototype as well as to separately commercialize each of the technologies through licensing and one or more joint venture partners.

     The Company intends  to begin  emission and fuel  economy testing  of the infinitely  variable transmission  as installed  into
diesel-powered trucks, perhaps  at Alfred State  College, Alfred, New  York.   The Company also  intends to  install the  infinitely
variable transmission into the Ford Taurus  owned by the Company to document  actual emission levels and  fuel economy.  The  Taurus vehicle and test results should enhance joint venture/ licensing opportunities with major auto manufacturers throughout the world.
     The Company also intends to install its constant velocity joint, including  its spherical gearing assembly, into the  Company's
Taurus for evaluation.  Upon satisfactory  results, the Company will present  the constant velocity joint  to the auto industry  for possible licensing and/or joint venture arrangements.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations  during its fiscal  year ended December  31, 1998  have been funded  exclusively through  the sale  of
138,120 shares of Common Stock to a limited  number of investors for an aggregate  purchase price of approximately $820,000.   These
shares were sold at varying prices ranging from $5.00 to $10.00 per  share.  The Company does not presently anticipate that it  will
be able to generate significant operating revenues during the next twelve months.   The Company anticipates, based on its  currently
proposed plans and assumptions relating to  its operations (including assumptions regarding the  nature and extent of its  prototype development program, its testing program, the ability of the Company to secure adequate manufacturing and distribution relationships and market acceptance of the Company's products) that if such placement successfully raises up to an additional $2,000,000, it shall have sufficient capital to meet the Company's contemplated capital requirements for its 1999 fiscal year.  However, if the  offering does not generate sufficient capital, or the Company's plans change or its assumptions change or prove to be incorrect, the  Company will be required to seek additional financing, if possible.  This additional  financing could take the form of a significant  equity investment by one or more capital investment firms or debt financing or both.

Y2K COMPLIANCE


     The Company currently uses a software which management believes is in "Year 2000" (Y2K) compliance.  Management will continue to evaluate the current software and implement any necessary changes in the second quarter of 1999.  Management expects the costs associated to be less than $2,500.  Also, the Company is devising a Y2K contingency plan to avoid any interruption to its business.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's operations to date and management is currently unable to determine the extent inflation may impact the Company's operations during  its fiscal year ending December 31, 1999.

QUARTERLY FLUCTUATIONS

     As of December 31, 1998, the Company had not engaged in significant revenue producing operations.  Once the Company actually commences significant revenue producing operations, the Company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including product returns, purchasing patterns of consumers, the length of the Company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the
Company and its competitors, technological factors, variations in sales by product and distribution channel, and competitive pricing.  Consequently, once the Company actually commences significant revenue producing operations, the Company's product revenues may vary significantly by quarter and the Company's operating results may experience significant fluctuations.


TORVEC, INC.
(a development stage company)

ITEM 7.   FINANCIAL STATEMENTS.


CONTENTS

                                                                 PAGE
                                                                 ----

INDEPENDENT AUDITORS' REPORT                                      F-2



    Financial Statements


  Balance sheet as of December 31, 1998                           F-3

  Statements of operations for each of the years
   in the two-year period ended December 31, 1998
   and for the period from September 25, 1996 (inception)
   through December 31, 1998                                      F-4

  Statements of changes in stockholders' equity for
   the period from September 25, 1996 (inception)
   through December 31, 1996 and each of the years
   in the two-year period ended December 31,
   1998                                                           F-5

  Statements of cash flows for each of the years
   in the two-year period ended December 31, 1998
   and for the period from September 25, 1996
   (inception) through December 31, 1998                          F-6

  Notes to financial statements                                   F-7










                                                                         F-1





                                     INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Torvec, Inc.


We have audited the accompanying balance sheet of Torvec, Inc., (a development stage company), as of December 31, 1998, and the related statements of operations and cash flows for each of the years in the two-year period ended December 31, 1998 and for the period from September 25, 1996 (inception) through December 31, 1998 and changes in stockholders' equity for the period from
September 25, 1996 (inception) through December 31, 1996 and each of the years in the two-year period ended December 31, 1998.
These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and  perform
the audit to  obtain reasonable  assurance about whether  the financial  statements are  free of  material misstatement.   An  audit
includes examining, on a test basis,  evidence supporting the amounts and  disclosures in the financial  statements.  An audit  also includes assessing the accounting principles used  and significant estimates made by management,  as well as evaluating the  overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements enumerated above  present fairly,  in all material  respects, the  financial position  of
Torvec, Inc. as of December 31, 1998  and the results of its  operations and its cash  flows for each of  the years in the  two-year period ended December 31, 1998 and  for the period from  September 25, 1996 through December 31,  1998 in conformity with  generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will  continue as a going concern.  As  discussed in Note A to the financial statements, the Company has incurred net  losses, has a working capital deficiency and is not  generating cash flows from operating activities to  sustain its operations which raises  substantial doubt about its  ability to continue as  a going concern.  Management's plans in regard to these matters are described in Note A.  The financial statements do not include  any adjustments that might result from the outcome of this uncertainty.

As described in Note H[3], the principal stockholders are involved in an arbitration proceeding relating to certain technology which they contributed to the Company at its formation.


Richard A. Eisner & Company, LLP

/S/ RICHARD A. EISNER

New York, New York
February  10, 1999

With respect to Note G[1]
February 22, 1999

                                                                           F-2

TORVEC, INC.
(a development stage company)

BALANCE SHEET
DECEMBER 31, 1998



ASSETS
Current assets:
  Cash                                                         $ 30,000
  Subscriptions receivable (Note G[4])                           81,000
                                                               --------

   Total current assets                                         111,000
                                                               --------
Equipment (Note B[1]):
  Office equipment                                                9,000
  Transportation equipment (Note F)                              53,000
                                                               --------
                                                                 62,000
Less accumulated depreciation                                   (12,000)
                                                               --------

Net equipment                                                    50,000
                                                               --------

Other assets (Note H[1])                                        164,000
                                                               --------
                                                               $325,000
                                                               ========
LIABILITIES
Current liabilities:
  Current portion of loan payable (Note F)                     $  5,000
  Accounts payable and accrued expenses (Note E)                431,000
  Consulting fees payable to related parties (Note C[1])        132,000
                                                               --------

   Total current liabilities                                    568,000

Loan payable (Note F)                                            21,000
                                                                -------

                                                                589,000
                                                                -------
Commitments and other matter (Note H)

STOCKHOLDERS' EQUITY  (NOTE G)
Common stock, $.01 par value, 40,000,000 shares authorized,
 20,811,616 issued and outstanding                                208,000
Additional paid-in capital                                      3,766,000
Unearned compensatory stock options                              (705,000)
Deficit accumulated during the development stage               (3,533,000)
                                                               ----------
                                                                 (264,000)
                                                               ----------

                                                               $  325,000
                                                               ==========


See notes to financial statements                                         F-3







TORVEC, INC.
(a development stage company)

STATEMENTS OF OPERATIONS

                                                             SEPTEMBER
                                                                25,
                                                                1996
                                                            (INCEPTION)
                                             YEAR ENDED       THROUGH
                                            DECEMBER 31,    DECEMBER 31,
                                            -------------   ------------
                                            1998     1997       1998


COST AND EXPENSES:
  Research and development              $1,055,000 $201,000   $1,278,000
  General and administrative             1,067,000  721,000    2,255,000
                                        ----------  -------   ----------

NET LOSS                                $(2,122,000)$(922,000) $(3,533,000)


BASIC AND DILUTED LOSS PER COMMON SHARE   $(0.10)     $(0.05)
                                        =========== ==========


WEIGHTED AVERAGE NUMBER OF SHARES OF     20,726,000  20,320,000
  COMMON STOCK - BASIC AND DILUTED      ===========  ==========
  (NOTE B[4])










See notes to financial statements                                        F-4



TORVEC, INC.
(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                        DEFICIT
                                                                          UNEARNED    ACCUMULATED
                                        COMMON STOCK        ADDITIONAL  COMPENSATORY  DURING THE       TOTAL
                                    --------------------     PAID-IN     STOCK AND    DEVELOPMENT  STOCKHOLDERS'
                                     SHARES     AMOUNT       CAPITAL      OPTIONS        STAGE        EQUITY
                                    --------   ---------   ------------  -----------  -------------  -------------

Issuance of shares to founders      16,464,400  $165,000   $  (165,000)                              $        0
Issuance of stock for services       2,535,600    25,000       381,000                                  406,000
Sale of common stock -
  November ($1.50 per share)            64,600     1,000        96,000                                   97,000
Sale of common stock -
  December ($1.50 per share)           156,201     1,000       233,000                                  234,000
Distribution to founders (Note A)                              (27,000)                                 (27,000)
Net loss                                                                                $  (489,000)   (489,000)
                                     ---------   --------   ----------   ------------   ------------  ----------


BALANCE - DECEMBER 31, 1996        19,220,801     192,000     518,000                       (489,000     221,000
Issuance of compensatory
  stock (Note G[2])                 1,000,000      10,000   1,490,000     $(1,500,000)                         0
Issuance of stock for services         12,000                  18,000                                     18,000
Sale of common stock -
  January ($1.50 per share)            58,266       1,000      86,000                                     87,000
Sale of common stock -
  February ($1.50 per share            75,361       1,000     112,000                                    113,000
Sale of common stock -
  May ($1.50 per share)                30,000                  45,000                                     45,000
Issuance of stock for services          2,000                   6,000                                      6,000
Sale of common stock -
  June ($3.00 per share)               73,166       1,000     219,000                                    220,000
Sale of common stock -
  July ($3.00 per share)               13,335                  40,000                                     40,000
Sale of common stock -
  August ($3.00 per share)             60,567       1,000     181,000                                    182,000
Sale of common stock -
  September ($3.00 per share)          10,000                  30,000                                     30,000
Sale of common stock -
  October ($3.00 per share)             7,000                  21,000                                     21,000
Sale of common stock -
  November ($3.00 per share)           10,000                  30,000                                     30,000
Sale of common stock -
  December ($3.00 per share)          100,000       1,000     299,000                                    300,000
Issuance of compensatory
  options to consultants (Note G[3])                          234,000       (234,000)                         0
Compensatory stock and
  options earned                                                              451,000                    451,000
Distributions to founders (Note A)                           (338,000)                                  (338,000)
Net loss                                                                                   (922,000)    (922,000)
                                     ---------    --------   --------         --------     ---------    ---------


BALANCE - DECEMBER 31, 1997          20,672,496   207,000   2,991,000       (1,283,000)   (1,411,000)   504,000
Issuance of stock for services            1,000                 3,000                                      3,000
Sale of common stock - May 11 to
  September 20 ($5.00 per share)         112,620    1,000     562,000                                    563,000
Sale of common stock - September 21
  to December 31 ($10.00 per share)       25,500              255,000                                    255,000
Costs of offering                                             (60,000)                                   (60,000)
Compensatory stock and options earned                                           578,000                  578,000
Contribution of services
  (Note C[4])                                                  15,000                                     15,000
Net Loss                                                                                  (2,122,000) (2,122,000)
                                      -----------  --------  ---------        ----------   ----------- -----------

Balance - December 31, 1998            20,811,616   $208,000  $3,766,000     $  (705,000)  $(3,533,000) $(264,000)
                                      ===========  =========  ==========     ============  ============ ==========

                                                                                                              F-5


TORVEC, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS


                                                        SEPTEMBER 25,
                                                           1996
                                                        (INCEPTION
                                     YEAR ENDED           THROUGH
                                    DECEMBER 31,        DECEMBER 31,
                                 ------------------     ------------
                                 1998          1997         1998

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net loss                  $(2,122,000)   $(922,000)   $  (3,533,000)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
      Depreciation and
        amortization              9,000        3,000          12,000
      Common stock issued
        for services              3,000                      409,000
      Contribution of services   15,000       24,000          39,000
      Compensation expense
        attributable to common
        stock options           578,000      451,000       1,029,000
     Changes in:
      Other assets                          (164,000)       (164,000)
      Accounts payable and
        accrued expenses        504,000       59,000         563,000
                                -------     --------       ---------
        Net cash used in
          operating activities (1,013,000)  (549,000)      (1,645,000)
                               ----------   ---------      ----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Purchase of equipment        (33,000)    (29,000)         (62,000)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Net proceeds from sales
      of common stock               903,000   842,000        2,076,000
    Proceeds from loan               29,000                     29,000
    Repayments of loan               (3,000)                    (3,000)
    Distributions                   -------   (338,000)       (365,000)

        Net cash provided
          by financing activities   929,000    504,000       1,737,000
                                   --------   --------       ---------

NET INCREASE (DECREASE) IN CASH    (117,000)   (74,000)         30,000
  Cash at beginning of period       147,000    221,000
                                   --------   --------       ---------
CASH AT END OF PERIOD              $ 30,000   $147,000       $  30,000
                                   ========   ========       =========


SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
   Accrued offering costs                      $14,000

   Cash paid for:
     Interest                     $  2,000
     Taxes                        $  1,000

                                                                        F-6



TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1998

NOTE A - THE COMPANY

TORVEC, INC. (THE "COMPANY") WAS INCORPORATED IN NEW YORK ON SEPTEMBER 25, 1996. THE COMPANY WHICH IS IN THE DEVELOPMENT STAGE, SPECIALIZES IN AUTOMOTIVE TECHNOLOGY. IN SEPTEMBER 1996, THE COMPANY ACQUIRED NUMEROUS PATENTS, INVENTIONS AND KNOW-HOW (THE "TECHNOLOGY") CONTRIBUTED BY VERNON E. GLEASMAN AND MEMBERS OF HIS FAMILY (THE "GLEASMANS") (SEE NOTE H[3]). THE COMPANY INTENDS TO DEVELOP AND DESIGN SPECIFIC APPLICATIONS FOR THIS TECHNOLOGY RELATING TO STEERING DRIVES FOR TRACKED VEHICLES, INFINITELY VARIABLE TRANSMISSIONS, HYDRAULIC PUMPS AND MOTORS AND CONSTANT VELOCITY JOINTS AND SPHERICAL GEARINGS. AS CONSIDERATION FOR THIS CONTRIBUTED TECHNOLOGY, THE COMPANY ISSUED 16,464,400 SHARES OF COMMON STOCK AND $365,000 TO THE GLEASMANS. IN SEPTEMBER 1996, THE COMPANY ISSUED 2,535,600 SHARES OF COMMON STOCK (VALUED AT $406,000) TO INDIVIDUALS AS CONSIDERATION FOR THE COST OF SERVICES AND FACILITIES PROVIDED IN ASSISTING WITH THE DEVELOPMENT OF THIS TECHNOLOGY.

For the period from inception through December 31, 1998, the Company has accumulated a deficit of $3,533,000, has a working capital deficiency of $457,000 and has been dependent upon equity financing to meet its obligations and sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue its operations, the Company is seeking additional financing by means of an offering of securities (see Note G[1]) and exploring opportunities such as collaborative arrangements, joint ventures or licensing arrangements. However, there is no assurance that the Company will complete its proposed securities offering or that it can obtain adequate additional financing from other sources or that products will be developed which will be commercially successful, or that profitable operations can be attained. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the above uncertainty.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  Equipment:

Equipment including a vehicle intended to be used as a prototype is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from five to seven years.

[2]  Research and development and patents:

Research and development costs and patent expenses are charged to operations as incurred.

[3]  Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[4]  Loss per common share:

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is similar to the previously reported fully diluted earnings per share.

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[5]  Fairvalue of financial instruments:

The carrying value of cash and accrued expenses approximates their fair value due to the short maturity of those instruments.

[6]  Stock-based compensation:

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock options granted to nonemployees for goods or services are measured using the fair value of these options and such costs are included in operating results as an expense.


NOTE C - RELATED PARTY TRANSACTIONS

[1] On December 1, 1997, the Company entered into three year consulting agreements with three members of the Gleasman family whereby each will provide technical services to the Company in exchange for compensation of $12,500 each per month. In addition, the Company granted them options to purchase a total of 75,000 shares of common stock at an exercise price of $5.00 per share (Note G[3]). For the years ended December 31, 1998 and 1997, the Company incurred expenses amounting to approximately $528,000 and $45,000, respectively, in connection with these agreements. Prior to December 1997, one member of the Gleasman family provided consulting services to the Company. Amounts charged to operations for the year ended December 31, 1997 and for the period ended December 31, 1996 were approximately $55,000 and $18,000, respectively.

[2] For the years ended December 31, 1998 and 1997 and for the period December 31, 1996 approximately $116,000, $213,000 and $4,000, respectively, were charged to operations for services provided by three law firms, each of which has a partner who is a stockholder of the Company. At December 31, 1998, the Company owed
$70,000 to two of these firms which is included in accounts payable.

[3] During 1998 a stockholder provided space and services to the Company at no charge. The fair value of such space and services amounted to $15,000 and was treated as a capital contribution and expensed (see Note H[1]).

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1998

NOTE D - INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

At December 31, 1998, the Company has available $1,263,000 of net operating loss carryforwards to offset future taxable income tax expiring through 2018.

At December 31, 1998, the Company has a deferred tax asset of approximately $496,000 representing the benefits of its net operating loss carryforward and a deferred tax asset of $355,000 from temporary differences, principally stock options not currently deductible and certain operating expenses which have been capitalized as start-up costs for federal income tax purposes. The total of these deferred tax assets has been fully reserved by a valuation allowance since realization of their benefit is uncertain.

A reconciliation between the actual income tax benefit and income taxes computed by applying the federal income tax rate of 34% to the net loss is as follows:

                                             YEAR ENDED
                                             DECEMBER 31,
                                       -----------------------
                                         1998          1997
                                       -----------  -----------

  Computed federal income tax
    benefit at 34% rate                $(721,000)   $ (313,000)
  State tax benefit, net of
    federal tax benefit                 (112,000)      (49,000)
  Nondeductible expenses                 201,000       175,000
  Valuation allowance                    632,000       187,000
                                        --------     ---------

                                        $      0     $       0
                                        ========     =========




Note E - Accounts Payable and Accrued Expenses

At December 31, 1998, accounts payable and accrued expenses consist of the following:

Professional fees (Note C[2])         $ 85,000
Trade payables                         346,000
                                      --------
                                      $431,000
                                      ========



Note F - Loan Payable

During 1998, the Company purchased a vehicle that is intended to be used as a prototype. The vehicle is collateral for the loan. The loan is payable in monthly installments, principal and interest (at 10.13% per annum) of approximately $610, through March 2003.

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1998

Note F - Loan Payable  (continued)

At December 31, 1998 maturities of the loan are as follows:

      Year           Amount
     ------        ---------
     1999          $ 5,000
     2000            6,000
     2001            6,000
     2002            7,000
     2003            2,000
                   -------

                   $26,000
                   =======



At December 31, 1998 the net book value of the prototype vehicle was approximately $26,000.


Note G - Stockholders' Equity

[1]  Private placement:

On May 11, 1998 the Company initiated a private placement of its common stock at $5.00 per share. On September 21, 1998 the Company increased the offering price to $10.00 per share. The termination date of this offering was extended to May 31, 1999 (see Note G[4]).

The Company yielded net proceeds of $758,000, $1,068,000 and $331,000 from private placements for the years ended December 31, 1998 and 1997 and for the period ended December 31, 1996. On February 22, 1999, the Company received an additional $520,000 pursuant to the private placement of which $507,000 was received from the Gleasman family.

[2]  Consultant:

In February 1997, the Company entered into a three year agreement with a consultant (the "Consultant") whereby the Consultant will provide financial consulting services and assistance in obtaining financing as well as other services. In consideration thereof, employees of the Consultant received an aggregate of 1,000,000 shares of common stock for $50. The Company valued the shares of common stock at $1.50 per share.

In April 1997, the Company granted an aggregate of 500,000 warrants to five employees of the Consultant. The warrants are exercisable into common stock at the initial public offering (the "IPO") price and are exercisable for five years from the date the Company's IPO is declared effective ("warrant term").
However, if fifty percent or more of either the Company's assets or its common stock is acquired by another entity or group during the warrant term, the exercise price shall be $1.50.

The Company will record a charge to operations representing the fair value of the warrants when the IPO is declared effective.

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1998

Note G - Stockholders' Equity  (continued)

[2]  Consultant:  (continued)

On February 10, 1999, the Company entered into a one year agreement with two consultants to provide financial and public relation services. In connection therewith 375,000 of previously granted warrants were cancelled and the Company granted 375,000 options at an exercise price of $5.00 exercisable immediately through February 10, 2004. The underlying shares will have registration rights. The Company valued these options at $2,800,000 which will be charged to operations over the term of the consulting agreement.

[3]  Stock option plan:

In December 1997, the Board of Directors of the Company, approved a Stock Option Plan (the "Plan") which provides for the granting of up to 2,000,000 shares of common stock, pursuant to which officers, directors, key employees and key consultants/advisors are eligible to receive incentive, nonstatutory or reload stock options. Options granted under the Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. Options generally vest over five years.

In connection with certain consulting agreements (see Note C[1]) the Company granted an aggregate of 75,000 nonqualified options to purchase common stock under the Plan at an exercise price of $5.00 per share. The options vest 20% per annum and are exercisable through November 30, 2007. At December 31, 1998, 15,000 options are exercisable. The Company valued these options at $234,000 using the Black-Scholes Option pricing model with the following weighted average assumptions for the year ended December 31, 1997: risk-free interest rate of 5.91%, dividend yield 0%, volatility 40% and expected life for options granted for 10 years. The options are being amortized over the term of the consulting agreements. At December 31, 1998 these options had a remaining life of 107 months.

In connection with employment agreements which commence upon the date the IPO is declared effective (see Note H[2]), the Company granted 380,000 options under the Plan at an exercise price of $5.00 per share. The options are exercisable for a period of ten years from January 1, 1998 and vest 20% per annum. The Company will record a charge to operations representing the fair value of the options when the IPO is declared effective.

At December 31, 1998, 1,545,000 options are available under the Plan.

[4]  Subscriptions receivable:

At December 31, 1998, the Company had subscriptions receivable for 8,100 shares of common stock which was subsequently collected.

[5]  Noncash transaction:

During 1998, the Company granted 1,000 shares of common stock, valued at $3.00 per share, for services provided. During 1997, the Company granted 12,000 and 2,000 shares of common stock for services provided. The Company valued the shares at their fair value of $1.50 and $3.00 per share, respectively.

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1998

Note H - Commitments and Other Matter

[1]  Lease:

In January 1998 the Company entered into an agreement with a stockholder/landlord, as amended to be effective upon the completion of the Company's private placement to lease land and a building for one year at $52,500 per month. The agreement provides for four one-year renewal periods at the Company's option. In addition, pursuant to this agreement, the landlord will provide labor, utilities and equipment under the terms of the lease.

The agreement also provides for the purchase of land adjacent to the leased premises for one year after the effective date of the lease for $350,000.

The Company paid approximately $164,000 representing the first month's rent and rent deposits which are reflected as noncurrent assets at December 31, 1998.

[2] Employment agreements:

The Company has entered into three employment agreements with stockholders for a period of three years, commencing on the first day of the month in which the Company receives the proceeds from an IPO.

Two agreements each provide for salaries of $150,000 per year. One agreement provides for a salary of $240,000 in the first year, $252,000 in the second year and $264,000 in the third year and provides for a minimum bonus of $15,000 per quarter for the duration of the agreement.

[3]  Arbitration:

During 1997 certain members of the Gleasman family were named in a lawsuit seeking monetary damages relating to the development of certain technology and related matters. The court stayed all aspects of the litigation and directed that the parties arbitrate such matters in dispute. The arbitration proceedings were conducted during 1998 and a decision on this matter will be rendered in April 1999. The Company has not been named as a defendant in this action. In the event the claimants prevail, it could adversely affect the Company's exclusive ownership of certain technology. The Gleasmans believe that the claims are without merit.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     None


PART III


Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH

     SECTION 16(A) OF THE EXCHANGE ACT.


(a)  Identification of Directors, Executive Officers And Consultants

     The following table sets forth certain information about the current directors, executive officers of the Company and its consultants.

                                                   DATE OF         DATE OF
                                                   ELECTION      TERMINATION
NAME                       AGE     POSITION     OR DESIGNATION  OR RESIGNATION

Herbert H. Dobbs            67    Chairman of the    02/20/98        *
448 West Maryknoll Road           Board of
Rochester Hills, MI 48309         Directors

Keith E. Gleasman           51    Director;       09/26/96        *
11 Pond View Drive                President and
Pittsford, NY 14534               Consultant to
                                  Torvec, Inc.(1)

Lee E. Sawyer               57    Director        09/27/96        *
16 Williamsburg Lane
Rolling Hills, CA 90274

Morton A. Polster           71    Director;       09/27/96        *
c/o Eugene Stephens &             Secretary of
  Associates                      Torvec, Inc.
56 Windsor Street
Rochester, NY 14605

James A. Gleasman           58    Director;       02/20/98        *
11 Pond View Drive                Consultant to
Pittsford, NY 14534               Torvec, Inc.

Vernon E. Gleasman          87    Consultant to   12/01/97        *
11 Pond View Drive                Torvec, Inc.
Pittsford, NY 14534

Samuel M. Bronsky           37    Chief Financial 04/01/98        *
6653 Main Street                  Officer
Williamsville, NY 14221


*Changes in Control

     To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's Common Stock which may result in a change of control of the Company. The members of the Board of Directors shall serve until the next annual meeting of shareholders and until their successors are elected or appointed and shall have qualified, or until their prior resignation or termination.

(1) Keith E. Gleasman is serving as the President of the Company until Lee E. Sawyer assumes such office pursuant to the terms of his employment agreement.

(b)  Business Experience

     The following sets forth the business experience of the members of the Company's Board of Directors, its executive officers and other significant Company personnel:

     1.   Dr. Herbert H. Dobbs - Chairman of the Board of Directors

     Dr. Dobbs, Ph.D., P.E., has worked at every level from design engineer to technical director of an Army Major Commodity Command at the two-star level. He has worked as a hands-on engineer and scientist in industry and government, commanded field units, managed Army R & D programs and laboratories and currently has his own practice as a consultant engineer. He has the broad background needed to guide the Company's growth and development.

During his career he has:

-  Worked as a manufacturing engineer.

-  Worked as a design engineer in the aircraft and missile industry.

-  Managed Army laboratories as a captain, lieutenant colonel and colonel.

- Organized, implemented and operated the theater-wide "Red Ball Express" quick response supply system in Vietnam to get disabled weapons and other critical equipment repaired and back into combat as rapidly as possible.

- Done basic research on multi-phase turbulent fluid dynamics supporting development of the gas turbine primary power system now used in the M1 Abrams Main Battle Tank (MBT).

- Managed advanced development of the laser guided 155mm-artillery shell now known as the "Copperhead".

-  Served in Taiwan as a member of the U.S. Military Assistance Advisory Group
(MAAG) working with the Republic of China Army General Staff.

- Served as liaison officer between the Army and Air Force for development of the laser seeker for the Hellfire missile.

- Guided development of a new family of tactical vehicles for the Army, including the High Mobility Multipurpose Wheeled Vehicle (HMMWV) now known as the "Hummer", which uses Vernon Gleasman's TorsenR differential.

- Served as Technical Director of U.S. Army Tank-Automotive Command (TACOM), which employs some 6,400 people and is responsible for all support of U.S. military ground vehicles (a fleet of 440,000) from development to ultimate disposal with a budget of nearly $10 billion a year. He was also responsible for negotiation and management of military automotive R&D agreements with the French and German Ministries of Defense.

At the end of 1985, Herbert H. Dobbs left government service and started his own consulting practice and began working with the Gleasmans to develop and market Vernon Gleasman's inventions. Herbert H. Dobbs holds a Ph.D. in Mechanical Engineering from the University of Michigan and is a registered professional engineer in Michigan. He holds several patents of his own and, among many affiliations, is a member of SAE, ASME, NSPE, AAAS, Sigma XI, AUSA, ADPA and the U.S. Army Science Board. The last named organization is a small group of senior technical and managerial people chosen from industry and academia to provide direct advice to the Secretary of the Army, the Chief of Staff, and the Department of the Army concerning issues of policy, budgets, doctrine, organization, training and technology.


2.   Keith E. Gleasman - Director; President and Consultant to Torvec, Inc.

     Co-Inventor with Vernon E. Gleasman on all Torvec patents, Mr. Gleasman's strengths include his extensive marketing and sales executive experience, in addition to his design and development knowledge. His particular expertise has been in the area of defining and demonstrating the products to persons within all levels of the automotive industry, race crew members, educators and students.

- As Vice President of Sales for Gleason Corporation (Power Systems Division), designed and conducted seminars on vehicle driveline systems for engineers at the U.S. army tank automotive command.

- Designed a complete nationwide after-market program for the Torsen Differential, which included trade show participation for the largest after-market shows in the U.S., SCORE and SEMA.

- Extensive after-market experience including pricing, distribuiton, sales catalogs, promotions, trade show booths designs and vehicle sponsorships.

- Responsible for over 300 articles in trade magazines highlighting the Torsen Differential (e.g., Popular Science, Auto Week, Motor Trend, Off-Road, and Four Wheeler).

-  Designed FasTrack(TM) vehicle prototype, (from concept to asssembly).

- Assisted in developing engineering and manufacturing procedures for the Torsen Differential and for all of the Torvec prototypes.

- Instructed race teams on use of the Torsen Differential (Indy cars, Formula 1, SCCA Trans-Am, IMSA, GTO, GTU, GT-1, NASCAR, truck pullers and off-road racers).

- Has been trained for up-to-date manufacturing techniques such as NWH, statistical process control and MRP II.

Mr. Gleasman has extensive technical and practical experience, covering all aspect of the Company's products such as, promotion, engineering and manufacturing.

     3.   Morton A. Polster - Director; Secretary of Torvec, Inc.

Partner in the intellectual property law firm of Eugene Stephens & Associates. Formerly, General Patent Counsel and, thereafter, Secretary and Corporate Counsel for Gleason Corporation (1969 - 1989) and prior to that, Patent Counsel for Eastman Kodak Corporation (1960 _1969). While with Gleason Corporation, Mr. Polster represented Gleason when the latter purchased the Gleasman's Triple D, Inc., and exclusive rights to the Gleasman patents relating to the design and manufacture of the Torsen differential. He was part of the management team overseeing the operation of the Gleason Power Systems Division, which was created to manufacture and sell the Torsen differential. Also, he represented Gleason when the latter sold its Power Systems Division and its rights to the Torsen Differential to Diesel Kiki, Ltd. of Japan (now Zexel Corporation).
While in private practice, since 1989, Mr. Polster represented Zexel Torsen, Inc., (subsidiary of Zexel Corp.), which was created to manage the manufacture and sale of Torsen Differentials. Mr. Polster has been patent counsel to the Gleasmans since 1989 and has been in charge of the preparation and execution of their U.S. and international patent protection.


     4.   Lee E. Sawyer - Director

Over a 30-year career in the wholesale side of the automotive industry, Mr. Sawyer has worked for Ford in the technical training field and for Toyota in sales, marketing, motorsports and service. During the last ten years, he was part of the start-up teams that successfully launched Hyundai and Kia Motors America focusing on parts, service, quality assurance, fleet sales, public
relations and consumer affairs policy, procedures and systems.   During his
career he has worked with these automakers as follows:

Ford Motor Company:

As Ford's first field service engineer.
Managed expanded Training Center with Ford, Lincoln-Mercury car and heavy truck classrooms, and taught Ford Shelby high performance curriculum.

Toyota Motor Sales USA:

-  Established 12 service Training Centers.

- Computerized the national warranty system and established an expense control audit program.

- Managed sales, parts and service field force during a period in which sales increased 300%

-  In 1979, introduced the TorsenR differential to Toyota

- Started Motorsports - hired factory race teams, coordinated race engine development, and conducted Long Beach Grand Prix and Pro-Celebrity Match Race.
Results: 14 national championships.

Hyundai Motor America:

- Started national Service Department: warranty, quality assurance, consumer affairs, technical and management training.

- Managed public relation's activities, product introduction press previews, press releases and media interviews.

Kia Motors America:

- Consulted with Kia Korea re: establishing a car company in the USA.

- Started service department: warranty, quality assurance, consumer affairs, service training and publication.

Mr. Sawyer is a start-up specialist with the operations, management, communications and problem solving skills required to launch the Company successfully. He holds a B.A. in Industrial Technology and attended USC School of Business-International Relations, Ford Marketing Institute, Toyota Management Training, American Management Association Training, Interpersonal skills training, and U.S. Coast Guard Leadership and Diesel Engine schools.


     5.   James A. Gleasman - Director; Consultant to Torvec, Inc.

-  Life-long entrepreneur.

-  Skilled in management, finance, strategic planning, organizing and marketing.

-  Co-inventor of the Gleasman GSD-10 steer drive.

- Established manufacturing of the Torsen(R) Differential in Argentina, Brazil, etc.

- Principal at two of the family companies, raised capital, negotiated international, military and automotive contracts.

- Set business strategies for small company's dealings with large companies, including sale of family company to Gleason Corp., New York.

- Joint venture partner with Clayton Brokerage Co. of St. Louis, MO.

- Owned financial-consulting business.

- Negotiated with numerous Asian Corporations (including Mitsubishi and Mitsui).

- Educated in Asian philosophy, business practices and culture.

6.   Samuel M. Bronsky - Chief Financial Officer

     Owner of a Certified Public Accounting firm specializing in small to medium-sized businesses. Services include audits, reviews, compilations, and consulting services, including among other items, business valuations, computer applications, assisting in debt acquisition and consolidation, purchasing and selling of businesses and related tax ramifications, and general business assistance for clients. In addition, Mr. Bronsky has worked with various government agencies in a variety of audit contexts, including sales tax audits, IRS examinations. Mr. Bronsky is licensed in New York and is a member of the New York State Society of CPAs and the American Institute of CPAs. He is a director of the East Buffalo Credit Union and the Erie Community College Foundation and is the treasurer of the East Buffalo Credit Union. Mr. Bronsky is past treasurer and director of the Amherst Chamber of Commerce.

     7.   Vernon E. Gleasman - Consultant to Torvec, Inc.

Mr. Gleasman is co-inventor (with sons, James A. and Keith E. Gleasman) of the all-gear GSD-10 (a hydro-mechanical steering system for track vehicles); conceived and engineered the FasTrack_ vehicle (discussed below); and is inventor of the TorsenR differential now used in many passenger automobiles around the world such as: Porsche, Audi Quattro's, 8 car lines of Toyota (i.e., Lexus, Supra and RAV4), Mazda Miata and RX7, Chevrolet Camero, Pontiac Firebird, Oldsmobile Achieva, Suzuki, and the U.S. Army HMMWV (Hummer). Mr. Gleasman was the winner of the Society of Automotive Engineers' 1983 Schwitzer Award for Most Innovative New Product at the Indianapolis 500; is listed in Who's Who in American Inventors 1990 Edition; and he has been nominated to the National Inventors Hall of Fame. His work is featured in the Theory of Machines and Mechanisms, McGraw-Hill, 1995 (Mr. Gleasman's TorsenR Differential is pictured on the jacket cover). He has been granted over 20 patents on gearing, differentials, and machine tools over the past 30 years, and he is the principal inventor on over 100 U.S. patents (as well as corresponding foreign patents), primarily automotive-related. Examples (U.S. patent numbers in parenthesis): hydraulic clutch transmission (2177213); hydraulic clutch for transmission (2226309); Bendix fuel direct engine injector valve and Bendix diesel engine starter (2450129); hydraulic variable-speed hydrostatic transmission (2471031); Vane-type fluid drive (2552167), hypoid differential (2628508); fluid transmission (2668417); White Motor Co. tilting cab (2838126), assigned to White Motor; hydro-vector fuel-injector advance mechanism; catalytic converter for diesel trucks. He is also the inventor of non-freeze water meter, machine tools and other products. Early career: engineer at Bendix; and vice president manufacturing at White Motor, where engineering and management experience included designing and planning White's plant for manufacture of White 9000 heavy truck and organizing manufacturing and production of aircraft components for White's Aircraft division. Later, Mr. Gleasman founded his own companies, including Triple-D, Inc., sold to Gleason Corporation, Rochester, New York.


(c)  Family Relationships

     Vernon E. Gleasman is the father of James A. and Keith E. Gleasman. There are no other family relationships between any directors or executive officers of the Company, either by blood or by marriage.


(d)  Certain Proceedings Involving Certain Shareholders

     1. On August 29, 1997, McElroy Manufacturing, Inc. of Tulsa, Oklahoma, and two MMI employees (collectively "MMI"), initiated a lawsuit against Vernon and Keith Gleasman in the United States District Court for the Northern District of Oklahoma. The Company is not a party to this litigation. The plaintiffs seek money damages against the Gleasmans in the amount of $750,000 representing amounts MMI allegedly contributed to the development of hydraulic pump/motor prototypes and also allege that the two MMI employees should have been named as co-inventors on three patents.

          In responding to the MMI complaints, the Gleasmans requested dismissal of the complaint on the grounds that the claims relate to an Agreement dated October 10, 1991, entered into by MMI and the Gleasmans under which the parties agreed to arbitrate "any controversy or claim arising out of or relating to this Agreement." The Gleasmans also requested dismissal of the complaint on the additional grounds that the two individuals were not co-inventors and, even if they were, that pursuant to the Agreement the individuals and MMI assigned any and all interest they may have had in such patents and prototypes to the Gleasmans.

          On February 6, 1998, the Court stayed all aspects of the litigation pending arbitration in New York State. In the opinion of the Gleasmans, MMI's claims are without merit.

          As indicated above, the Company is not a party to this MMI litigation. The litigation sets forth claims which do not effect the validity of the patents, but could impact the Company's exclusive ownership of three patents listed among the future products of the Company, namely the hydraulic pump and motor, constant velocity joint, and spherical gearing thus, enabling MMI to commercialize such patents. The claims are based upon the allegations that (1) the products were not included within the Agreement between the parties and therefore not assigned to the Gleasmans which fact is disputed by the Gleasmans and is one of the subjects of the arbitration, and (2) the plaintiffs are co-inventors of the invention with the Gleasmans. In the opinion of the Company, even if the plaintiffs are successful, this will not effect the development and marketing of the FasTrack, since although such products may enhance that vehicle, its operation and ultimate success is dependent upon other Company-owned technologies, particularly the steer-drive patents.

          Hearings were conducted before the arbitrator in 1998. It is anticipated that the arbitrator will give his answer on April 19, 1999.

     2. In 1993, James A. Gleasman, after a significant reduction in income, suffered financial reverses and filed for protection under Chapter 11 of the United States Bankruptcy Code in United States Bankruptcy Court for the Western District of Texas. The reorganization was completed within 14 months and all allowed claims were paid in full.

(e)  Section 16(a) Beneficial Ownership Reporting  Compliance

     Based upon its review of copies of Forms 3 and 4 and 5 received by it, the Company believes that, to the extent such Forms were required to be filed, such Forms were timely filed pursuant to Section 16 of the Securities Exchange Act of 1934, and that no director, officer and/or 10% Shareholder required to file such Forms failed to either file them or file them in timely fashion.



Item 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     Pursuant to the terms of the Company's employment agreements with Messrs. Herbert H. Dobbs, Lee E. Sawyer and Morton A. Polster (as more fully described below), such persons shall assume the capacities of Chief Executive Officer, President and Chief Operating Officer, and Secretary, Legal and Patent Counsel, respectively, on the first day of the month in which the Company completes an
initial public offering of its securities.   No such initial public offering was
planned by the Company as of December 31, 1998. The following table sets forth the aggregate compensation to be paid or accrued by the Company for services rendered in such capacities during the twelve month period beginning on the first day of the month following completion of such offering by Herbert H. Dobbs, Lee E. Sawyer and Morton A. Polster (together, the "Named Executive Officers").


                                                             LONG TERM
                                                        COMPENSATION AWARDS

                                               NUMBER OF SHARES OF
                                                  COMMON STOCK
                                    ANNUAL         UNDERLYING      ALL OTHER
                                 COMPENSATION        OPTIONS      COMPENSATION
NAME AND PRINCIPAL POSITION  SALARY        BONUS
---------------------------  -------       ------   ----------    ------------

Herbert H. Dobbs             $150,000 (1)   $-0-     100,000 (2)      $0
Lee E. Sawyer                $240,000 (1)   $60,000  180,000 (2)      $0
Morton A. Polster            $150,000 (1)   $-0-     100,000 (2)      $0


 (1) As of December 31, 1998, the Company had not paid cash compensation to the Company's Chief Executive Officer or to the Company's other Named Executive Officers. The Named Executive Officers and the consultants named below have performed services to the Company to date in exchange for receipt of shares of Common Stock in the Company and in the case of the Gleasmans, a cash reimbursement in the amount of $365,000 for expenses incurred prior to the Company's formation with respect to the Company's inventions and patent properties. See "Security Ownership of Management and Certain Security Holders"; "Certain Transactions." It is not anticipated that such personnel will receive additional shares for such past services. The Company has executed employment agreements with its Named Executive Officers and consulting agreements with its consultants, the salient terms and conditions of which are
described below.   See "Employment Agreements;" "Consulting Agreements."

(2) 380,000 stock options have been granted to the Named Executive Officers in connection with their employment agreements exercisable in cumulative increments at the rate of 20% annually.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information for the Named Executive Officers as well as the Company's Consultants with respect to the grant of options to purchase Common Stock during the fiscal year ended December 31, 1998.

                  SHARES UNDERLYING % OF OPTIONS
NAME              OPTIONS GRANTED   GRANTED TO     EXERCISE     EXPIRATION
                                    EMPLOYEES      PRICE        DATE
________________  _______________   ____________  __________   ____________

Herbert H. Dobbs  100,000           26%            $5.00        12/31/2007
Lee E. Sawyer     180,000           48%            $5.00        12/31/2007
Morton A. Polster 100,000           26%            $5.00        12/31/2007
Keith E. Gleasman 0                 0%             0            0
James A. Gleasman 0                 0%             0            0
Vernon E. Gleasma 0                 0%             0            0



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth certain information for the Named Executive Officers as well as the Company's Consultants with respect to the exercise of options to purchase Common Stock during the fiscal year ended December 31, 1998 and the number and value of securities underlying unexercised options held by the Named Executive Officers as of such date.

                                                 NUMBER OF                  VALUE OF
                                                UNEXERCISED                UNEXERCISED
                   SHARES                        OPTIONS AT            IN-THE-MONEY OPTIONS
                  ACQUIRED      VALUE           DECEMBER 31,           AT DECEMBER 31, 1998(1)
       NAME       ON EXERCISE  REALIZED    EXERCISABLE UNEXERCISEABLE EXERCISEABLE   UNEXERCISEABLE

Herbert H. Dobbs     0            0           40,000      60,000      $200,000     $300,000
Lee E. Sawyer        0            0           72,000     108,000      $360,000     $540,000
Morton A. Polster    0            0           40,000      60,000      $200,000     $300,000
Keith E. Gleasman    0            0           10,000      15,000       $50,000      $75,000 50,000   75,000
James A. Gleasman    0            0           10,000      15,000       $50,000      $75,000
Vernon E. Gleasman   0            0           10,000      15,000       $50,000      $75,000





(1) Calculated on the basis of the ongoing private placement price of the Common Stock of $10.00 per share, minus the per share exercise price multiplied by the number of shares underlying the option.


Employment Agreements

     On February 6, 1998, the Company entered into a 3 year employment agreement with Herbert H. Dobbs, commencing on the first day of the month in which the Company receives the proceeds from the completion of an initial public offering of its securities, under which he is obligated to devote substantially all of his business and professional time to the Company and its Plan of Operation in the capacity as Chairman and Chief Executive Officer of the Company. Under such agreement, Herbert H. Dobbs is entitled to receive a salary of $150,000 during the first year of the agreement, $150,000 during the second year and $150,000 during the last year. He is also entitled to certain employee benefits normally associated with employment such as vacation, health and disability insurance and was granted an option to purchase 100,000 shares of the Company's Common Stock pursuant to the Company's 1998 Stock Option Plan. The agreement is automatically renewable for an additional 3 years and may be terminated earlier by the employee upon 12 months notice or by the Company upon payment of a severence of 12 months base pay, except if the termination is for cause.

     On February 6, 1998, the Company entered into a 3 year employment agreement with Lee E. Sawyer, commencing on the first day of the month in which the Company receives the proceeds from the completion of an initial public offering of its securities, under which he is obligated to devote substantially all of his business and professional time to the Company and its Plan of Operation in the capacity as President and Chief Operating Officer of the Company. Under such agreement, Mr. Sawyer is entitled to receive a salary of $240,000 during the first year of the agreement, $252,000 during the second year and $264,000 during the last year and a minimum bonus of $15,000 per quarter during the agreement's term, with bonus increases determined by the Board of Directors depending upon such factors as performance, profitability and the financial condition of the Company. He is also entitled to certain employee benefits normally associated with employment such as vacation, health and disability insurance and was granted an option to purchase 180,000 shares of the Company's Common Stock pursuant to the Company's 1998 Stock Option Plan. The agreement is automatically renewable for an additional 3 years and may be terminated earlier by the employee upon 12 months notice or by the Company upon payment of a severence of 12 months base pay and minimum bonus, except if the termination is for cause.

     On February 6, 1998, the Company entered into a 3 year employment agreement with Morton A. Polster, commencing on the first day of the month in which the Company receives the proceeds from the completion of an initial public offering of its securities, under which he is obligated to devote substantially all of his business and professional time to the Company and its Plan of Operation in the capacity as Secretary and Legal and Patent Counsel of the Company. Under such agreement, Mr. Polster is entitled to receive a salary of $150,000 during the first year of the agreement, $150,000 during the second year and $150,000 during the last year. He is also entitled to certain employee benefits normally associated with employment such as vacation, health and disability insurance and was granted an option to purchase 100,000 shares of the Company's Common Stock pursuant to the Company's 1998 Stock Option Plan. The agreement is automatically renewable for an additional 3 years and may be terminated earlier by the employee upon 12 months notice or by the Company upon payment of a severence of 12 months base pay, except if the termination is for cause.


Consulting Agreements

     On December 1, 1997, the Company entered into a 3 year consulting agreement with Vernon E. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the Company and its Plan of Operation in the capacity of Consultant to the Company. Under such agreement, Mr. Vernon Gleasman shall receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the Company's Common Stock pursuant to the Company's 1998 Stock Option Plan. $117,500 was paid to Mr. Gleasman pursuant to the consulting agreement during the fiscal year ended December 31, 1998.

     On December 1, 1997, the Company entered into a 3 year consulting agreement with James A. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the Company and its Plan of Operation in the capacity of Consultant to the Company. Under such agreement, Mr. James A. Gleasman shall receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the Company's Common Stock pursuant to the Company's 1998 Stock Option Plan. $117,500 was paid to Mr. Gleasman pursuant to the consulting agreement during the fiscal year ended December 31, 1998.

     On December 1, 1997, the Company entered into a 3 year consulting agreement with Keith E. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the Company and its Plan of Operation in the capacity of Consultant to the Company. Under such agreement, Mr. Keith E. Gleasman shall receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the Company's Common Stock pursuant to the Company's 1998 Stock Option Plan. $120,000 was paid to Mr. Gleasman pursuant to the consulting agreement during the fiscal year ended December 31, 1998.

     Each of the employment agreements and each of the consulting agreements contain customary covenants prohibiting the employee or the consultant, as the case may be, from disclosure of confidential information regarding the Company, its inventions and its products, and provisions confirming that all inventions conceived, made or developed by the employee or the consultant, as the case may be, and relating to the business of the Company constitutes the sole property of the Company. Each of the consulting agreements contains covenants restricting the consultant from engaging in any activities competitive with the business of the Company during the terms of such agreements and for a period of two years after termination. Each of the consulting agreements also contain a provision that the benefits provided thereunder continue even if the consultant were to become unable to perform services for the Company during its term.

1998 Stock Option Plan

     On December 1, 1997, the Company's Board of Directors adopted the Company's 1998 Stock Option Plan pursuant to which officers, directors, key employees and/or consultants of the Company may be granted incentive stock options and/or non-qualified stock options to purchase up to an aggregate of 2,000,000 shares of the Company's Common Stock. On May 27, 1998, the Company shareholders approved the 1998 Stock Option Plan. On December 17, 1998, the Company registered the shares reserved for issuance under the 1998 Stock Option Plan under the Securities Act of 1933.

     With respect to incentive stock options, the Plan provides that the exercise price of each such option must be at least equal to 100% of the fair market value of the Common Stock on the date that such option is granted (110% of fair market value in the case of shareholders who, at the time the option is granted, own more than 10% of the total outstanding Common Stock), and requires that all such options have an expiration date not later than the date which is one day before the tenth anniversary of the date of the grant of such options (or the fifth anniversary of the date of grant in the case of 10% shareholders). However, in the event that the option holder ceases to be an employee of the Company, such option holder's incentive options immediately terminate. Pursuant to the provisions of the Plan, the aggregate fair market value, determined as of the date(s) of grant, for which incentive stock options are first exercisable by an option holder during any one calendar year cannot exceed $100,000.

     With respect to non-qualified stock options, the Plan permits the exercise price to be less than the fair market value of the Common Stock on the date the option is granted and permits Board discretion with respect to the establishment of the terms of such options. Unless the Board otherwise determines, in the event that the option holder ceases to be an employee of the Company, such option holder's non-qualified options immediately terminate.


     In connection with their employment agreements, the Company's Board of Directors granted stock options under the 1998 Stock Option Plan to the Company's Named Executive Officers entitling them to purchase an aggregate of 380,000 shares of Common Stock, all of which provide for an exercise price of $5.00 per share, are exercisable on a cumulative basis at the rate of 20% per year beginning on January 1, 1998 and provide that the right to exercise the option in accordance with its terms shall survive the executive's termination of employment. Each option expires on December 31, 2007. In connection with their consulting agreements, the Board of Directors granted stock options under the 1998 Stock Option Plan to the Company's consultants entitling them to purchase an aggregate of 75,000 shares of Common Stock, all of which provide for an exercise price of $5.00 per share, are exercisable on a cumulative basis at the rate of 20% per year beginning on December 1, 1997 and provide that the right to exercise the option in accordance with its terms shall survive the consultant's termination of services. Each option expires on November 30, 2007.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)  Security Ownership

     The following table sets forth as of December 31, 1998 certain information with respect to the beneficial ownership of the Common Stock of the Company by
(i) each person known by the Company to own more than 5% of the outstanding shares of the Common Stock of the Company, each director, each executive officer, each consultant and (ii) all directors, executive officers and named consultants of the Company as a group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.


NAME AND ADDRESS OF                                  NUMBER OF              PERCENT OF
BENEFICIAL OWNER                    POSITION       SHARES OWNED(1)        SHARES OWNED
--------------------                ----------     --------------         ------------

Herbert H. Dobbs                    Chairman of        420,000(2)                 2.02%
448 West Maryknoll Road             the Board
Rochester Hills, Michigan  48309    of Directors

Keith E. Gleasman                   Director;        5,498,134(3)             26.42%
11 Pond View Drive                  President and
Pittsford, New York 14534           Consultant  to
                                    Torvec, Inc.

Lee E. Sawyer                       Director           357,000(4)             1.71%
16 Williamsburg Lane
Rolling Hills, California  90274

Morton A. Polster                   Director;          295,600(5)             1.42%
c/o Eugene Stephens &               Secretary of
Associates                          Torvec, Inc.
56 Windsor Street
Rochester, New York  14605

James A. Gleasman                   Director;         5,485,133(6)           26.36%
11 Pond View Drive                  Consultant
Pittsford, NY  14534                to Torvec, Inc.

Vernon E. Gleasman                  Consultant to     5,498,133(7)           26.42%
11 Pond View Drive                  Torvec, Inc.
Pittsford, NY  14534

Samuel M. Bronsky                    Chief                1,000              Less Than 1%
6653 Main Street
Williamsville, NY  14221

All Executive Officers                                17,555,000(8)          83.67%
and Directors as a Group
(7 persons)



1. Except as indicated in the footnotes to this table, the Company believes that all the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.
      In accordance with the rules of the Commission, a person or entity is deemed to be the beneficial owner of securities that can be acquired by such person or entity within 60 days from December 31, 1998 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of December 31, 1998 have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership. Percentages herein assume a base of 20,811,616 shares of Common Stock outstanding as of December 31, 1998.


2. Includes 40,000 shares which may be purchased through the exercise of an option granted in connection with his employment agreement, exercisable at $5.00 per share. In May, 1998, Mr. Dobbs entered into option agreements pursuant to which related parties have the right to purchase 360,000 shares of the Company's Common Stock from him at an exercise price of $5.00 per share at any time during a ten year option term.


3. Includes 10,000 shares which may be purchased through the exercise of an option granted in connection with his consulting agreement, exercisable at $5.00 per share. In December, 1997, Mr. Gleasman entered into option agreements pursuant to which related parties have the right to purchase 300,000 shares of the Company's Common Stock from him at an exercise price of $5.00 per share at any time during a ten year option term.


4. Includes 72,000 shares which may be purchased through the exercise of an option granted in connection with his employment agreement, exercisable at $5.00 per share.


5. Includes 40,000 shares which may be purchased through the exercise of an option granted in connection with his employment agreement, exercisable at $5.00 per share.


6. Includes 10,000 shares which may be purchased through the exercise of an option granted in connection with his consulting agreement, exercisable at $5.00 per share. In November, December 1997, Mr.
      Gleasman entered into option agreements pursuant to which related parties have the right to purchase 364,000 shares of the Company's
      Common Stock from him at an exercise price of $5.00 per share at any time during a 10 year option term.


7. Includes 1,744,066 shares attributable to ownership by Mr. Gleasman's wife. Includes 10,000 shares which may be purchased through the exercise of an option granted in connection with his consulting agreement, exercisable at $5.00 per share. In December, 1997, Mr.
      Gleasman entered into option agreements pursuant to which related parties have the right to purchase 2,000,000 shares of the Company's
      Common Stock from him at an exercise price of $5.00 per share at any time during a 10 year option term.


8. Includes an aggregate 182,000 shares which may be purchased through the exercise of options granted in connection with employment and consulting agreements, exercisable at $5.00 per share.




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


CERTAIN TRANSACTIONS


     During the ten plus years prior to the incorporation of the Company, Vernon E., Keith E. and James A. Gleasman invented and patented numerous improvements relating to drive mechanisms for tracked vehicles, transmissions, hydraulic pumps/motors, a unique form of gearing, universal joints, and constant velocity joints as disclosed in such patents. Upon the Company's incorporation, the Gleasmans assigned all their right, title and interest to and in such inventions and patents to the Company in exchange for the issuance of 16,464,400 shares of the Company's Common Stock and the agreement of the Company to pay the Gleasmans the sum of $365,000 for expenditures in the development of these inventions and products, the Gleasmans having agreed to waive and release the Company from payment of any other expenses that they incurred in the development of these inventions and products. The Board of Directors of the Company concluded that the value of the inventions, patents and patent applications assigned to the Company, as well as the value of the services rendered, had a value in excess of the par value of the number of shares transferred to the assignors and service providers, respectively. Shares issued are fully paid and nonassessable.

     Mr. Morton A. Polster, a director of the Company and its Secretary, has been Patent Counsel to the Gleasman family since 1989 and has been in charge of the preparation and execution of the Gleasmans' and now the Company's U.S. and international patent protection. Mr. Polster received 291,600 shares of the Company's Common Stock at the inception of the Company.

     See Page 9 of this Annual Report for a discussion of the lease/service contract entered into between the Company and Joseph L. Neri, Sr., who received 95,000 shares of the Company's Common Stock at the inception of the Company.

     Certain officers, directors and consultants may engage in transactions with the Company in the ordinary course of the business of the Company. It is expected that the terms and conditions of such transactions will be substantially the same as similar transactions with unrelated parties.

     Other than as described herein, there have been no material transactions, series of similar transactions or currently proposed transactions to which the Company was or is a party, in which the amount invested exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


(A)  EXHIBITS


     The following Exhibits, as applicable, are attached to this Annual Report (Form 10-KSB). The Exhibit Index is found on the page immediately succeeding the signature page and the Exhibits follow on the pages immediately succeeding the Exhibit Index.

     (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession

          Not Applicable

     (3)  Articles of incorporation, By-laws

         3.1 Certificate of Incorporation incorporated by reference to Form 10-SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

         3.2 By-laws incorporated by reference to Form 10-SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;



     (4) Instruments defining the rights of security holders, including indentures

          Not Applicable


     (9)  Voting trust agreement

          Not  Applicable

     (10) Material contracts

          (i)  Certain   Employment    Agreements,    Consulting
               Agreements,  certain   assignments  of   patents,
               patent properties, technology and know-how to the
               Company, Neri  Service  and Space  Agreement  and
               Ford Motor  Company  Agreement and  Extension  of
               Term, all incorporated by  reference to Form  10-
               SB/A,   Registration    Statement,    registering
               Company's  $.01  par  value  common  stock  under
               section 12(g) of the  Securities Exchange Act  of
               1934;

          (ii) The Company's 1998 Stock Option Plan and relative
               Stock   Options   Agreements,   incorporated   by
               reference to  Form S-8,  Registration  Statement,
               registering 2,000,000  shares  of  the  Company's
               $.01 par value common stock reserved for issuance
               thereunder, effective December 17, 1998;




     (11) Statement re: computation of per share earnings (loss)

     (13) Annual or quarterly reports, Form 10-Q Letter re: unaudited interim financial information

          Not applicable

     (16) Letter on change in certifying accountant

          Not Applicable

     (18) Letter re change in accounting principles

          Not applicable

     (21) Subsidiaries of the registrant

          None

     (22) Published report regarding matters submitted to vote of security holders

          Not applicable

     (23) Consents of experts and counsel

          Not Applicable

     (24) Power of attorney

          Not applicable

     (27) Financial data schedule


     (99) Additional exhibits

          Not applicable

(B)  REPORTS FILED ON 8-K

     None

(C)  FORWARD LOOKING INFORMATION

     This Annual Report contains forward-looking statements that are based on current expectations, estimates and projections about the Company and its plans for future operation as well as management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     The Future Factors that may affect the Company, its plans for its future operations and performance and results of the Company's future business include, but are not limited to, the following:

          a. general economic and competitive conditions in the markets and countries in which the Company will operate, and the risks inherent in any future international operations;

          b. the Company's ability to enter into collaborative joint working arrangements, formal joint venture arrangements and/or licensing arrangements with domestic and/or foreign governments, automotive industry manufacturers and suppliers to manufacture and promote the Company's products;

          c.   industry and consumer acceptance of the Company's products;

          d. the level of competition and resistance in the automotive industry;

          e. the strength of the U.S. dollar against currencies of other countries where the Company may operate, as well as cross-currencies between the Company's future operations outside of the U.S. and other countries with whom it transacts business.

     Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. The Company does not intend to update forward-looking statements.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TORVEC, INC.



Date:  March 30, 1999               By: /S/ KEITH E. GLEASMAN
                                        ________________________________
                                        Keith E. Gleasman, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 30, 1999               By: /S/ HERBERT H. DOBBS
                                       ________________________________
                                       Herbert H. Dobbs, Chairman of the
                                       Board of Directors



Date: March 30, 1999               By: /S/ KEITH E. GLEASMAN
                                       ___________________________________
                                       Keith E. Gleasman, Director and
                                       President



Date:  March 30, 1999              By: /S/ LEE E. SAWYER
                                       ___________________________________
                                       Lee E. Sawyer, Director


Date: March 30, 1999               By: /S/ MORTON A. POLSTER
                                       ____________________________________
                                       Morton A. Polster, Director; Secretary



Date: March 30, 1999              By: /S/ JAMES A. GLEASMAN
                                      _____________________________________
                                      James A. Gleasman, Director; Consultant



Date: March 30, 1999              By: /S/ SAMUEL M. BRONSKY
                                      _____________________________________
                                      Samuel M. Bronsky, Chief Financial Officer


                                 EXHIBIT INDEX
EXHIBIT                                                        PAGE NUMBER

     (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession

          Not Applicable

     (3)  Articles of incorporation, By-laws

          3.1 Certificate of Incorporation incorporated by reference to Form 10-SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

          3.2 By-laws incorporated by reference to Form 10-SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

     (4) Instruments defining the rights of security holders, including indentures

          Not Applicable

     (9)  Voting trust agreement

          Not  Applicable

     (10) Material contracts

          (i) Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

          (ii) The Company's 1998 Stock Option Plan and relative Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

     (11) Statement re: computation of per share earnings (loss)

     (13) Annual or quarterly reports, Form 10-Q Letter re: unaudited interim financial information

          Not applicable

     (16) Letter on change in certifying accountant

          Not Applicable

     (18) Letter re change in accounting principles

          Not applicable

     (21) Subsidiaries of the registrant

          None

     (22) Published report regarding matters submitted to vote of security holders

          Not applicable

     (23) Consents of experts and counsel

          Not Applicable

     (24) Power of attorney

          Not applicable

     (27) Financial data schedule

     (99) Additional exhibits
          Not applicable

EX-27.1

                                                      FINANCIAL DATA SCHEDULE
                                                              12/31/98



PERIOD-TYPE                              YEAR
FISCAL-YEAR-END                   DEC-31-1998
PERIOD-START                      JAN-01-1998
PERIOD-END                        DEC-31-1998
CASH                                   30,000
SECURITIES                                  0
RECEIVABLES                                 0
ALLOWANCES                                  0
INVENTORY                                   0
CURRENT-ASSETS                        111,000
EQUIPMENT                              62,000
DEPRECIATION                           12,000
TOTAL-ASSETS                          325,000
CURRENT-LIABILITIES                   568,000
BONDS                                       0
PREFERRED-MANDATORY                         0
PREFERRED                                   0
COMMON                                208,000
OTHER-SE                            <472,000>
TOTAL-LIABILITY-AND-EQUITY            325,000
SALES                                       0
TOTAL-REVENUES                              0
CGS                                         0
TOTAL-COSTS                         2,122,000
OTHER-EXPENSES                      2,122,000
LOSS-PROVISION                              0
INTEREST-EXPENSE                            0
INCOME-PRETAX                     <2,122,000>
INCOME-TAX                                  0
INCOME-CONTINUING                 (2,122,000)
DISCONTINUED                                0
EXTRAORDINARY                               0
CHANGES                                     0
NET-INCOME                        (2,122,000)
EPS-BASIC                               (.10)
EPS-DILUTED                             (.10)