Form 10QSB
period 1999-03-31
TORVEC INC
filed 1999-05-14
CIK 1063197

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

       (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarter Ended         March 31, 1999
                            ----------------------------------------

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

                 YES [ X]  NO [   ]

       As of March 31, 1999, there were outstanding 20,833,916 shares of the Company's Common Stock, $.01 Par Value.
       Options for 809,000 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

                                    TORVEC, INC.
                            (A Development Stage Company)
                                        INDEX

  PART I    FINANCIAL INFORMATION                                    PAGE

   Item 1. Financial Statements

           Torvec, Inc. Condensed Balance Sheets - December 31,
           1998 and March 31, 1999 (unaudited)                         3

           Torvec, Inc. Condensed Statements of Operations -
           Three Months Ended March 31, 1999 (unaudited),
           Three Months Ended March 31, 1998 (unaudited),
           September 25, 1996 (Inception) through
           March 31, 1999 (unaudited)                                  4

           Torvec, Inc. Condensed Statement of Cash Flows -
           Three Months Ended March 31, 1999 (unaudited),
           Three Months Ended March 31, 1998 (unaudited),
           September 25, 1996 (Inception) through
           March 31, 1999 (unaudited)                                  5

           Notes to Financial Statements                               6

   Item 2. Plan of Operation                                           8


  PART II  OTHER INFORMATION
           -----------------

   Item 1. Legal Proceedings                                          10

   Item 2. Changes in Securities                                      10

   Item 3. Defaults Upon Senior Securities                            10

   Item 4. Submission of Matters to a Vote of Security Holders        10

   Item 5. Other Information                                          10

   Item 6. Exhibits and Reports on Form 8-K                           11

  SIGNATURE PAGE                                                      13

  EXHIBIT INDEX                                                       14

                    TORVEC, INC.
           (A Development Stage Company)
           CONDENSED BALANCE SHEETS
                                                   March 31,    December 31,
                                                    1999          1998
                                                 (Unaudited)
                                                ------------  -----------

           ASSETS
           CURRENT ASSETS
                Cash                                 $57,000     $ 30,000
                Subscriptions receivable                   0       81,000
                                                ------------  -----------
                     Total Current Assets             57,000      111,000
                                                ------------  -----------
            PROPERTY AND EQUIPMENT
                Office equipment                       9,000        9,000
                Transportation equipment              53,000       53,000
                                                ------------  -----------
                                                      62,000       62,000
           LESS:  ACCUMULATED DEPRECIATION            15,000       12,000
                                                ------------  -----------
                                                      47,000       50,000
                                                ------------  -----------
           OTHER ASSETS                              164,000      164,000
                                                ------------  -----------
           Total Assets                             $268,000     $325,000
                                                ============  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

           CURRENT LIABILITIES
             Current maturities of long-term debt     $5,000       $5,000
             Accounts payable and accrued expenses   221,000      431,000
             Consulting fees payable
               to related parties                    194,000      132,000
                                                ------------  -----------
                     Total Current Liabilities       420,000      568,000

           LONG-TERM LIABILITIES
             Long-term debt, net of current
             maturities                               19,000       21,000
                                                ------------  -----------
                                                     439,000      589,000
                                                ------------  -----------
           STOCKHOLDERS' EQUITY
             Common stock, $.01 par value,
                40,000,000 shares authorized,
                20,888,916 and 20,811,616 issued
                and outstanding at March 31,
                1999 and December 31, 1998,
                respectively                         209,000      208,000
             Additional paid in capital            7,213,000    3,766,000
             Unearned compensatory stock options  (2,940,000)    (705,000)
             Accumulated deficit                  (4,653,000)  (3,533,000)
                                                ------------  -----------
                     Total Stockholders' Equity     (171,000)    (264,000)
                                                ------------  -----------
           Total Liabilities and Stockholders'
           Equity                                   $268,000    $325,000
                                                ============ ===========



           See Notes to Financial Statements





  TORVEC, INC.
  (A Development Stage Company)
  CONDENSED STATEMENTS OF OPERATIONS

               Three Months      Three Months     September 25, 1996
              Ended March 31,    Ended March       (Inception)
                  1998             31, 1998    Through March 31, 1999
              (Unaudited)       (Unaudited)        (Unaudited)

            -------------------------------------------------------------
  COSTS AND
  EXPENSES:
    Research and
    development      $428,000      $120,000       $1,706,000
   General and
    administrative    692,000       221,000        2,947,000
                   ----------   -----------      -----------
      Net Loss    ($1,120,000)    ($341,000)     ($4,653,000)
                   ==========   ===========      ===========

  Basic and
  Diluted Loss
  Per Share           ($0.05)       ($0.02)
                   ==========   ===========

  Weighted
  average
  number of
  shares of
  common stock -
  basic and
  diluted          20,846,000     20,321,000
                   ==========    ===========









TORVEC, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

                                Three Months    Three Months    September 25, 1996
                                  Ended           Ended         (Inception) Through
                               March 31, 1999  March 31, 1998   March 31, 1999
                                (Unaudited)     (Unaudited)        (Unaudited)
                              _____________________________________________________
CASH FLOWS FROM
OPERATING ACTIVITIES:
   Net loss                     ($1,120,000)     ($341,000)   ($4,653,000)

 Adjustment to reconcile
 net income to net cash
 provided by operating
 activities
  Depreciation                      3,000          2,000         15,000
  Amortization of unearned
  compensatory stock              544,000        144,000      1,573,000
 Common stock issued for
  services                              0              0        409,000
 Contribution of services               0              0         39,000
 Changes in other current
  assets and current
  liabilities:
   (Increase)/decrease                  0              0       (164,000)
      in other assets
   Increase/(decrease)
      in accounts payable
      and accrued expenses       (148,000)       (10,000)       415,000
                            --------------  -------------  ------------
Net cash (used in)
 operating activities            (721,000)      (205,000)    (2,366,000)

CASH FLOWS FROM
INVESTNG ACTIVITIES:
   Purchase of property
   and equipment                       0         (29,000)       (62,000)
                           --------------  -------------    -----------
 Net cash (used in)
  investing activities                 0         (29,000)       (62,000)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds from sale of
   common stock                  750,000         180,000      2,826,000
  Proceeds from
   long-term borrowings                0          29,000         29,000
  Repayment of
   long-term borrowings           (2,000)              0         (5,000)
  Distributions                        0               0       (365,000)
                           --------------    -----------  -------------
    Net cash provided
     by financing activities      748,000        209,000      2,485,000
                           --------------    -----------  -------------

NET INCREASE (DECREASE)
  IN CASH                          27,000        (25,000)        57,000
CASH - BEGINNING OF PERIOD         30,000        147,000              0
                           --------------     ----------  -------------
CASH - END OF PERIOD              $57,000       $122,000        $57,000
                           ==============     ==========  =============

See Notes to Financial Statements

                                    TORVEC, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                  March 31, 1999


            Note 1   Financial Statement Presentation

            The information contained herein with respect to the three month periods ended March 31, 1999 and March 31, 1998 and the period from September 25, 1996 (inception) through
            March 31,  1999 has  not been  audited   but  was  prepared
            in    conformity  with    generally   accepted   accounting
            principles for    interim   financial    information   and
            instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include information and footnotes required by generally accepted accounting principles for financial statements. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three-month periods periods ended  March 31, 1999 and 1998, and since
            inception.   The results are  not necessarily  indicative
            of results to be expected for the year.

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

            Note 4   Related Party Transactions

            The  Company has  entered  into  consulting agreements  with
            members of  the Gleasman family.   Included in  research and
            development and general and administrative expenses for the periods ending March 31, 1999 and March 31, 1998 is $112,500 and $112,500 respectively for consulting expenses.


                                    TORVEC, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                   March 31, 1999


            Note 5   Private Placement

            The Company commenced a private placement in May 1998 to sell its common stock at a price of $5.00 per share. On September 21, 1998 the offering price of the private placement was increased to $10.00 per share. The private placement has been extended to May 31, 1999. Those offerings raised approximately $645,000 during the quarter ended March 31, 1999.

            Note 6  Stock Options

            On February 10, 1999, the Company entered into a one-year agreement with two consultants to provide financial and public relation services. In connection therewith 375,000 of previously granted warrants were cancelled and the Company granted 375,000 options at an exercise price of $5.00 exercisable immediately through February 10, 2004. The underlying shares will have registration rights. The Company valued these options at $2,800,000 which will be charged to operations over the term of the consulting agreement.

            During the current quarter, 21,000 of these options were exercised raising $105,000.

            Note 7  Long-Term Debt

            Long-term debt at March 31, 1999 consisted of a note payable in monthly installments of $610 including interest
            at  10.13% through  March, 2003.   The  note is  secured by
            transportation equipment.

            Note 8  Lease

            The Company has entered into an agreement with a shareholder to lease land and building for $53,000 per month upon completion of the Company's private placement. The agreement provides for four one-year renewal periods at the Company's option.

            The agreement also provides for the purchase of land adjacent to the leased premises for one year after the effective date of the lease for $350,000.

            The Company paid approximately $164,000 representing the first month's rent and rent deposits which are reflected on non current assets.

            Note 9  Arbitration

            During 1997 certain members of the Gleasman family were named in a lawsuit seeking monetary damages of $750,000 relating to the development of certain technology and
            related  matters.   The  court  stayed  all aspects  of  the
            litigation and directed the parties to arbitrate such matters in dispute. During the current quarter, the arbitrator issued a nonappealable decision which determined that certain members of the Gleasman family exclusively owned all of the patents at issue prior to transferring such patents to the Company.


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

            The Company is continuing to implement its Plan of Operation and has initiated discussions with a number of vehicle manufacturers with a view to possible licensing of one or more of its products and or the creation of one or more joint venture relationships in order to further develop and to initiate the manufacture and distributions if its
            products,   especially  the  Fastrack,  the Torvec
            transmission  and the  Company's  CV  Joint.   The
            Company   has    completed its plan  to  have  one
            pre-production    Fastrack   vehicles   assembled.
            The   Company  anticipates    that  the   proceeds
            generated   by  its current  offering will  enable
            it to  continue to implement its Plan of Operation.

            The Company commenced a private placement in May 1998 to sell 1,500,000 shares of its common stock
            at a price  of $5.00 per share.   On September 21,
            1998 the offering price of the private placement was increased to $10.00 per share. The private placement has been extended to May 31, 1999. Those offerings raised approximately $645,000 during the quarter ended March 31, 1999. Management believes that the funds from the private placement will be
            sufficient  to  sustain   the  Company's  Plan  of
            Operation for the next two quarters.


             The net loss as of  March  31,  1999   has   increased
             as compared to March 31, 1998 due to the additional amounts spent in research and development, increases
             in   general   and administrative expenses   and  the
             increase in the amortization of unearned compensatory stock. The amortization, which is a non cash item,
             was $544,000 for  the  quarter  ended   March 31, 1999
             compared to $144,000 for the quarter ended March 31, 1998. Also, included are consulting fees for Research and Development and general and administrative expenses in
             the amounts of  $112,500  and  $112,500   respectively,
             payable to the Gleasman family. Additionally, the Research and Development expenses have increased as a result of increased expenses associated with the Fastrak vehicle.
             These  increases  have  been  projected   by   management,
             and will continue to increase as the Company continues on its Plan of Operation.
















                                       PART II

                                  OTHER INFORMATION


   Item 1.   Legal Proceedings
             -----------------

             During 1997 certain members of the Gleasman family were named in a lawsuit seeking monetary damages of $750,000 relating to the development of certain technology as well as disputing their exclusive ownership of these patents relating to future Company products, namely Torvec hydraulic pump and motor, the Torvec constant velocity joint and Torvec's spherical gearing. In February, 1998, the court stayed all aspects of the litigation and directed the parties to arbitrate the matters in dispute. On
             April 22, 1999, the arbitrator issued a nonappealable decision which determined that Vernon and Keith Gleasman exclusively owned all three patents, thereby confirming that these patents, which were assigned by them to Torvec, are the exclusive patents of the Company.


   Item 2.   Changes in Securities
             ---------------------

             None


   Item 3.   Defaults Upon Senior Securities
             -------------------------------

             None


   Item 4.   Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             None


   Item 5.   Other Information
             -----------------

             Year 2000

             The Company currently uses a software which management believes is in "Year 2000" (Y2K) compliance. Management will continue to evaluate the current software and implement any necessary changes during the balance of 1999. Management expects the costs associated not to be material. Also, the Company is is devising a Y2K contingency plan to avoid any interruption to its business.



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

                                          TORVEC, INC.



      DATE:    May 14, 1999           By: /S/ KEITH E. GLEASMAN
                                          -------------------------
                                            Keith E. Gleasman,
                                            President


      DATE:    May 14, 1999           By: /S/ SAMUEL M. BRONSKY
                                          ------------------------
                                            Samuel M. Bronsky
                                            Chief Financial Officer












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

           99.Additional exhibits                                      N/A













                                                              EXHIBIT 27
                                    TORVEC, INC.
                               FINANCIAL DATA SCHEDULE
            Article 5:

            Legend: This schedule contains summary financial information extracted from the financial statements of TORVEC, Inc. for the period ending March 31, 1999 and is qualified in its entirety by reference to such financial statements.

            CIK NUMBER:  1063197
            Name:  TORVEC, INC.
                                        TABLE
                              Period Type:  Three Months
                         Fiscal Year-End:  December 31, 1998
                           Period Start:  January 1, 1998
                           Period End:  March 31, 1999
            Cash............................................$57,000
            Securities ...........................................0
            Receivables ..........................................0
            Allowances ...........................................0
            Inventory.............................................0
            Current Assets ..................................57,000
            PP&E...... ......................................62,000
            Depreciation ..................................<15,000>
            Other Assets....................................164,000
            Total Assets ...................................268,000
            Current Liabilities ............................194,000
            Bonds.................................................0
            Preferred Mandatory ..................................0
            Preferred.............................................0
            Common..........................................209,000
            Other SE......................................<135,000>
            Total Liability and Equity .....................268,000
            Sales.................................................0
            Total Revenues .......................................0
            CGS...................................................0
            Total Costs...........................................0
            Other Expenses .............................<1,120,000>
            Loss Provision .......................................0
            Interest Expense .....................................0
            Income Pretax ..............................<1,120,000>
            Income Tax ...........................................0
            Income Continuing ..........................<1,120,000>
            Discontinued .........................................0
            Extraordinary ........................................0
            Changes    ...........................................0
            Net Income .................................<1,120,000>
            EPS Basic  .......................................<.05>
            EPS Diluted ......................................<.05>

