Form 10QSB
period 1999-06-30
TORVEC INC
filed 1999-08-12
CIK 1063197

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

       (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarter Ended         June 30, 1999
                            ----------------------------------------

                                          OR

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

                 YES [ X]  NO [   ]

       As of June 30, 1999, there were outstanding 20,923,916 shares of the Company's Common Stock, $.01 Par Value.
       Options for 809,000 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

                                    TORVEC, INC.
                            (A Development Stage Company)
                                        INDEX

  PART I    FINANCIAL INFORMATION                                    PAGE

   Item 1. Financial Statements

           Torvec, Inc. Condensed Balance Sheets - December 31,
           1998 and June 30, 1999 (unaudited)                          3

           Torvec, Inc. Condensed Statements of Operations -
           Three Months Ended June 30, 1999 (unaudited),
           Three Months Ended June 30, 1998 (unaudited),
           Six Months Ended June 30, 1999 (unaudited),
           Six Months Ended June 30, 1998 (unaudited),
           September 25, 1996 (Inception) through
           June 30, 1999 (unaudited)                                   4

           Torvec, Inc. Condensed Statement of Cash Flows -
           Three Months Ended June 30, 1999 (unaudited),
           Three Months Ended June 30, 1998 (unaudited),
           September 25, 1996 (Inception) through
           June 30, 1999 (unaudited)                                   5

           Notes to Financial Statements                               6

   Item 2. Plan of Operation                                           9


  PART II  OTHER INFORMATION
           -----------------

   Item 1. Legal Proceedings                                          10

   Item 2. Changes in Securities                                      11

   Item 3. Defaults Upon Senior Securities                            11

   Item 4. Submission of Matters to a Vote of Security Holders        11

   Item 5. Other Information                                          11

   Item 6. Exhibits and Reports on Form 8-K                           11

  SIGNATURE PAGE                                                      14

  EXHIBIT INDEX                                                       15

                    TORVEC, INC.
           (A Development Stage Company)
           CONDENSED BALANCE SHEETS
                                                   June 30,    December 31,
                                                    1999          1998
                                                 (Unaudited)
                                                ------------  -----------

           ASSETS
           CURRENT ASSETS
                Cash                                 $19,000     $ 30,000
                Subscriptions receivable                   0       81,000
                                                ------------  -----------
                     Total Current Assets             19,000      111,000
                                                ------------  -----------
            PROPERTY AND EQUIPMENT
                Office equipment                       9,000        9,000
                Transportation equipment              53,000       53,000
                                                ------------  -----------
                                                      62,000       62,000
           LESS:  ACCUMULATED DEPRECIATION            18,000       12,000
                                                ------------  -----------
                                                      44,000       50,000
                                                ------------  -----------
           OTHER ASSETS                              164,000      164,000
                                                ------------  -----------
           Total Assets                             $227,000     $325,000
                                                ============  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

           CURRENT LIABILITIES
             Current maturities of long-term debt     $6,000       $5,000
             Accounts payable and accrued expenses    45,000      431,000
             Consulting fees payable
               to related parties                    297,000      132,000
                                                ------------  -----------
                     Total Current Liabilities       348,000      568,000

           LONG-TERM LIABILITIES
             Long-term debt, net of current
             maturities                               17,000       21,000
                                                ------------  -----------
                                                     365,000      589,000
                                                ------------  -----------
           STOCKHOLDERS' EQUITY
             Common stock, $.01 par value,
                40,000,000 shares authorized,
                20,927,770 and 20,811,616 issued
                and outstanding at June 30,
                1999 and December 31, 1998,
                respectively                         209,000      208,000
             Additional paid in capital            7,561,000    3,766,000
             Unearned compensatory stock options  (2,100,000)    (705,000)
             Deficit accumulated during
               development stage                  (5,808,000)  (3,533,000)
                                                ------------  -----------
                     Total Stockholders' Equity     (138,000)    (264,000)
                                                ------------  -----------
           Total Liabilities and Stockholders'
           Equity                                   $227,000    $325,000
                                                ============ ===========



           See Notes to Financial Statements





  TORVEC, INC.
  (A Development Stage Company)
  CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)

               Three Months      Three Months      Six Months        Six Months          September 25, 1996
               Ended June 30,    Ended June 30,   Ended June 30,   Ended June 30,     (Inception) Through
                  1999             1998              1999             1998               June 30, 1999
              --------------    --------------    --------------   --------------     ---------------------

  COSTS AND
  EXPENSES:
    Research and
    development      $213,000      $153,000       $  641,000       $273,000              $1,919,000
   General and
    administrative    942,000       309,000        1,634,000        531,000               3,889,000
                   ----------   -----------      -----------       --------              ----------
      Net Loss    ($1,155,000)    ($462,000)     ($2,275,000)     ($804,000)            ($5,808,000)
                   ==========   ===========      ===========      =========              ==========

  Basic and
  Diluted Loss
  Per Share            ($0.06)       ($0.02)          ($0.11)        ($0.04)
                   ==========   ===========      ===========       ========

  Weighted
  average
  number of
  shares of
  common stock -
  basic and
  diluted          20,891,000     20,688,000      20,972,000      20,688,000
                   ==========    ===========      ==========      ==========








See Notes to Financial Statements




TORVEC, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                 Six Months        Six Months      September 25, 1996
                                   Ended            Ended         (Inception) Through
                                June 30, 1999     June 30, 1998     June 30, 1999
                              ________________________________________________________
CASH FLOWS FROM
OPERATING ACTIVITIES:
   Net loss                     ($2,275,000)        ($804,000)        ($5,808,000)

 Adjustment to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation                       6,000              2,000              18,000
  Compensation expense
  attributable to common stock   1,384,000            289,000           2,413,000
 Common stock issued for
  services                         158,000                                567,000
 Contribution of services                                                  39,000
 Changes in other current
  assets and current
  liabilities:
   (Increase)/decrease
      in other assets                                                    (164,000)
   Increase/(decrease)
      in accounts payable
      and accrued expenses        (221,000)          (10,000)             342,000
                             --------------     -------------        ------------
Net cash (used in)
 operating activities             (948,000)         (523,000)          (2,593,000)

CASH FLOWS FROM
INVESTING ACTIVITIES:
   Purchase of property
   and equipment                         0           (29,000)             (62,000)
                             --------------     -------------         -----------
 Net cash (used in)
  investing activities                   0           (29,000)             (62,000)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds from sale of
   common stock                    940,000           502,000            3,016,000
  Proceeds from
   long-term borrowings                               29,000               29,000
  Repayment of
   long-term borrowings             (3,000)           (1,000)              (6,000)
  Distributions                                                          (365,000)
                             -------------         ----------           ---------
    Net cash provided
     by financing activities       937,000            530,000           2,674,000
                            --------------         ----------           ---------

NET INCREASE (DECREASE)
  IN CASH                          (11,000)           (22,000)             19,000

CASH - BEGINNING OF PERIOD          30,000            147,000                   0
                             -------------         ----------           ---------
CASH - END OF PERIOD               $19,000           $125,000             $19,000
                            ==============         ==========       =============

See Notes to Financial Statements

                                    TORVEC, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999


            Note 1   Financial Statement Presentation

            The information contained herein with respect to the six month periods ended June 30, 1999 and June 30, 1998 and the period from September 25, 1996 (inception) through June 30, 1999 has not been audited but was prepared in conformity
            with    generally   accepted   accounting principles for
            interim   financial   information  and  instructions for
            10-QSB and Item 310(b)  of Regulation S-B.  Accordingly,
            the condensed  financial  statements  do  not    include
            information  and  footnotes    required    by  generally
            accepted accounting principles for financial statements. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the six month periods ended
            June 30, 1999 and 1998, and since inception. The results are not necessarily indicative of results to be expected for the year.

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

            Note 4   Related Party Transactions

            The Company has entered into consulting agreements with members of the Gleasman family. Included in research and development and general and administrative expenses for the periods ending June 30, 1999 and June 30, 1998 is $225,000 and $225,000 respectively for consulting expenses.



                                    TORVEC, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                   June 30, 1999


            Note 5   Private Placement

            The Company commenced a private placement in May 1998 to sell its common stock at a price of $5.00 per share. On September 21, 1998 the offering price of the private placement was increased to $10.00 per share. The private placement has been extended to August 31, 1999. Those offerings raised approximately $195,000 during the quarter ended June 30, 1999.

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

            During the quarter ended March 31, 1999, 21,000 of these options were exercised raising $105,000.

            Note 7  Long-Term Debt

            Long-term debt  at June 30, 1999 consisted of  a note
            payable in monthly installments of $610 including interest
            at  10.13% through  March, 2003.   The  note is  secured by
            transportation equipment.

            Note 8  Lease

            The Company has entered into an agreement with a stockholder to lease land and building for $53,000 per month upon completion of the Company's private placement. The agreement provides for four one-year renewal periods at the Company's option.

            The agreement also provides for the purchase of land adjacent to the leased premises for one year after the effective date of the lease for $350,000.

            The Company paid approximately $164,000 representing the first month's rent and rent deposits which are reflected as non current assets.


                                  TORVEC, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1999



            Note 9  Consultant Stock Plan

            On June 2, 1999, the Company adopted the Business Consultant Stock Plan. The plan provides for up to 200,000 shares of common stock to be issued from time to time to consultants in exchange for services. During the three months ended June 30, 1999 25,854 shares were issued to consultants in exchange for services and amounts owed to those consultants. The exchange was valued at the fair value of the shares at the date of the grant.

            Note 10  Arbitration

            During 1997 certain members of the Gleasman family were named in a lawsuit seeking monetary damages of $750,000 relating to the development of certain technology and
            related  matters.   In February, 1998 the court stayed all
            aspects of the litigation and directed the parties to arbitrate such matters in dispute. On April 22, 1999, the arbitrator issued a nonappealable decision which determined that Vernon and Keith Gleasman exclusively owned all of the patents in question, thereby confirming that these patents, which were assigned by them to Torvec, are the exclusive patents of the Company. The arbitrator's decision also awarded certain sums of money to McElroy Manufacturing, Inc. ("McElroy") and a 20% interest in a certain royalties received by the Gleasmans, the payment of such amounts to be due only as, if and when, royalties are paid to the Gleasmans. The Company was not and is not a party to the arbitration.

            On June 3, 1999, McElroy, by letter addressed to the Gleasman's personal counsel, demanded that the Gleasmans reimburse McElroy immediately for its expenses in the amount of $862,700, plus interest, to be paid from any monies received by the Gleasmans on account of the subject patents including, but not limited to, 20% of all royalties or monies received by the Gleasmans from the sale of shares of stock in the Company. Further, McElroy demanded that the Gleasmans correct inventorship of subject patents by requesting that the Commission of Patents and Trademarks to issue a Certificate of Correction adding
            A.H. "Chip" McElroy, II and Dave Porter as co-inventors on the subject patents. In addition, McElroy has demanded that Torvec pay, out of proceeds generated by sale of stock, the same sums demanded of the Gleasmans and notify any licensee, assignee or investor of McElroy's right to recover expenses and its 20% interest in monies received on account of the subject patents.

            Management of the Company believes that the demands made by McElroy upon the Company constitute a complete misreading of the arbitrator's decision and are without merit procedurally as well as substantively, since among other reasons, the contract was between the Gleasmans and McElroy, the Company did not participate in the arbitration proceedings and that the arbitrator's decision did not direct payment of any sums from Torvec to McElroy.

            Should Company's position not prevail, it would have a significant adverse effect on the Company's financial position and results of its operations. No provision for such contingency has been made in the accompanying financial statements.


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

            The Company commenced a private placement in May 1998 to sell 1,500,000 shares of its common stock
            at a price  of $5.00 per share.   On September 21,
            1998 the  offering price of the  private placement
            was  increased  to  $10.00 per  share.   The  private
            placement has been extended to August 31, 1999. Those offerings raised approximately $198,000 during the quarter ended June 30, 1999. Management believes that the funds from the private placement will  be
            sufficient  to  sustain   the  Company's  Plan  of
            Operation for the next two quarters.

            The net loss as of June 30, 1999 has increased as
            compared to June 30, 1998  due  to  the  additional
            amounts spent in research and development,  increases
            in   general   and administrative expenses   and  the
            increase in the amortization of unearned compensatory stock. The amortization, which is a non cash item, amounted to $1,384,000 for the six months ended June 30, 1999 compared to $289,000 for the six months ended June 30, 1998. Also, included are consulting fees for Research and Development and general and administrative expenses in
            the amounts of  $225,000  and  $225,000   respectively,
            payable to the Gleasman family. Additionally, the Research and Development expenses have increased as a result of increased expenses associated with the Fastrack vehicle.
            These  increases  have  been  projected   by   management,
            and will continue to increase as the Company continues on its Plan of Operation.




                                       PART II

                                  OTHER INFORMATION


   Item 1.   Legal Proceedings
             -----------------

             During 1997 certain members of the Gleasman family were named in a lawsuit seeking monetary damages of $750,000 relating to the development of certain technology as well as disputing their exclusive ownership of certain patents relating to future Company products, namely the Torvec hydraulic pump and motor, the Torvec constant velocity joint and Torvec's spherical gearing. In February, 1998, the court stayed all aspects of the litigation and directed the parties to arbitrate the matters in dispute. On
             April 22, 1999, the arbitrator issued a nonappealable decision which determined that Vernon and Keith Gleasman exclusively owned all three patents, thereby confirming that these patents, which were assigned by them to Torvec, are the exclusive patents of the Company. The arbitrator's decision also awarded the sum of $862,699.61 to be paid to McElroy Manufacturing, Inc. ("McElroy") by the Gleasmans out of royalties which they may receive and awarded McElroy a 20% interest in all royalties and other sums received by the Gleasmans, the payment of such amounts to be due only as, if and when, royalties are paid to the Gleasmans. The Company was not and is not a party to the arbitration.

             On June 3, 1999, McElroy, by letter addressed to the Gleasmans' personal counsel, demanded that the Gleasmans reimburse McElroy immediately for its expenses in the amount of $862,699.61, plus interest, to be paid from any monies received by the Gleasmans on account of the subject patents including, but not limited to, 20% of all royalties or monies received by the Gleasmans from the sale of shares of stock in the Company. Further, McElroy demanded that the Gleasmans correct inventorship of the subject patents by requesting the Commission of Patents & Trademarks to issue a Certificate of Correction adding A.H. "Chip" McElroy, II and Dave Porter as co-inventors on the subject patents.
             While correction of inventorship was not addressed in the decision, such correction, if appropriate, is desirable and possible, and can be accomplished by application to the Commissioner of Patents and Trademarks. They do not contest the arbitrator's determination that the patents were assigned to the Gleasmans and are now owned by Torvec. In addition, McElroy has demanded that Torvec pay, out of proceeds generated by sale of its stock, the same sums demanded of the Gleasmans and notify any licensee, assignee or investor of McElroy's right to recover expense and its 20% interest in monies received on account of the subject patents.

             Management of the Company believes that the demands made by McElroy upon the Company constitute a complete misreading of the arbitrator's decision and are without merit procedurally as well as substantively, since among other reasons, the contract was between the Gleasmans and McElroy, the Company did not participate in the arbitration proceedings and that the arbitrator's decision did not direct payment of any sums from Torvec to McElroy.

             Should the Company's position not prevail it would have a significant adverse effect on the Company's financial position and results of operations. No provision for such contingency has been made in the accompanying financial statements.


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


        (4)  Instruments  defining   the  rights   of  security
             holders, including indentures

             Not applicable

        (10) Material contracts

             Certain    Employment    Agreements,    Consulting
             Agreements, the Company's 1998 Stock Option Plan and
             related   agreements,  the   Company's    Business
             Consultants Stock Plan, certain   assignments   of
             patents, patent  properties, technology  and know-
             how  to  the  Company,   Neri  Service  and  Space
             Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference
             to   Form   10   SB/A,   Registration   Statement,
             registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934 and the Company's Registration Statement filed on Form S-8 registering 2,000,000 shares of the Company's $.01 par value common stock to be issued under the Company's 1998 Stock Option
             Plan and the Company's Registration Statement filed on Form S-8 registering 200,000 shares of the Company's $.01 par value common stock reserved for issuance under the Company's Business Consultants Stock Plan;

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

             Not applicable

        (19) Report furnished to security holders

             Not applicable

        (22) Published report regarding matters submitted to vote of security holders

             Not applicable

        (23) Consents of experts and counsel

             Not applicable




        (24) Power of attorney

             Not applicable

        (27) Financial data schedule

        (99) Additional exhibits

             Not applicable

   b.   Reports Filed on Form 8-K

        On June 9, 1999, the Company filed a Current Report (Form 8-K) to Report the June 3, 1999 letter of McElroy Manufacturing, Inc. to the Gleasmans personal counsel demanding immediate reimbursement and payment of royalties with respect to the litigation and arbitration referred to under the caption
        "Legal Proceedings" of this Form 10-QSB.















                                  SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TORVEC, INC.



      DATE:  August 10, 1999              By: /S/ KEITH E. GLEASMAN
                                          -------------------------
                                            Keith E. Gleasman,
                                            President


      DATE:  August 10, 1999              By: /S/ SAMUEL M. BRONSKY
                                          ------------------------
                                            Samuel M. Bronsky
                                            Chief Financial Officer












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

           4. Instruments defining the rights of security
              holders, including indentures                             N/A

           10.Material contracts

              Certain Employment Agreements, Consulting Agreements,
              the Company's 1998 Stock Option Plan and related
              agreements, the Company's Business Consultants Stock
              Plan, certain  assignments of patents, patent
              properties, technology and know-how to the Company,
              Neri Service and Space Agreement and Ford Motor
              Company Agreement and Extension of Term, all
              incorporated by reference to Form 10 SB/A,
              Registration Statement, registering Company's
              $.01 par value common stock under section 12(g)
              of the Securities Exchange Act of 1934 and
              the Company's Registration Statement filed
              on Form S-8 registering 2,000,000 shares of
              the Company's $.01 par value common stock to
              be issued under the Company's 1998 Stock
              Option Plan and the Company's Registration
              Statement filed on Form S-8 registering 200,000
              shares of the Company's $0.1 par value common
              stock reserved for issuance under the Company's
              Business Consultants Stock Plan;                         N/A

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

           99.Additional exhibits                                      N/A





                                    TORVEC, INC.
                               FINANCIAL DATA SCHEDULE
            Article 5:

            Legend: This schedule contains summary financial information extracted from the financial statements of TORVEC, Inc. for the period ending June 30, 1999 and is qualified in its entirety by reference to such financial statements.

            CIK NUMBER:  1063197
            Name:  TORVEC, INC.
                                        TABLE
                              Period Type:  Six Months
                         Fiscal Year-End:  December 31, 1998
                           Period Start:  January 1, 1998
                           Period End:  June 30, 1999
            Cash............................................$19,000
            Securities ...........................................0
            Receivables ..........................................0
            Allowances ...........................................0
            Inventory.............................................0
            Current Assets ..................................19,000
            PP&E...... ......................................62,000
            Depreciation ..................................<18,000>
            Other Assets....................................164,000
            Total Assets ...................................227,000
            Current Liabilities ............................365,000
            Bonds.................................................0
            Preferred Mandatory ..................................0
            Preferred.............................................0
            Common..........................................209,000
            Other SE......................................<347,000>
            Total Liability and Equity .....................227,000
            Sales.................................................0
            Total Revenues .......................................0
            CGS...................................................0
            Total Costs...........................................0
            Other Expenses ...............................2,275,000
            Loss Provision .......................................0
            Interest Expense .....................................0
            Income Pretax ..............................<2,275,000>
            Income Tax ...........................................0
            Income Continuing ..........................<2,275,000>
            Discontinued .........................................0
            Extraordinary ........................................0
            Changes    ...........................................0
            Net Income .................................<2,275,000>
            EPS Basic  .......................................<.11>
            EPS Diluted ......................................<.11>

