Form 10QSB
period 1999-09-30
TORVEC INC
filed 1999-11-10
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended           September 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ________________________

Commission File No.                   000-24455

                                                      TORVEC, INC.
                      (Exact name of Registrant as Specified in its Charter)

             New York                                                                  16-150951-2
  (State or Other Jurisdiction of                           (IRS Employer Identification Number)
   Incorporation or Organization)

11 Pond View Drive, Pittsford, New York                                  14534
   (Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:           (716) 248-8549

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

                   YES  [ X ]               NO [      ]

As of September 30, 1999, there were outstanding 20,960,806 shares of the Company's Common Stock, $.01 Par Value. Options for 809,000 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)

INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 1998 and September 30, 1999 (unaudited)	3
	Torvec, Inc. Condensed Statements of Operations - Three Months Ended September 30, 1999 (unaudited), Three Months Ended September 30, 1998 (unaudited), Nine Months Ended September 30, 1999 (unaudited), Nine Months Ended September 30, 1998 (unaudited), September 25, 1996 (Inception) through September 30, 1999 (unaudited)	4
	Torvec, Inc. Condensed Statements of Cash Flows - Nine Months Ended September 30, 1999 (unaudited), Nine Months Ended September 30, 1998 (unaudited), September 25, 1996 (Inception) through September 30, 1999 (unaudited)	5
	Notes to Financial Statements	6
Item 2.	Plan of Operation	10
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	11
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits and Reports on Form 8-K	12
SIGNATURE PAGE		15
EXHIBIT INDEX		16

TORVEC, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	September 30, 1999 (Unaudited)	December 31, 1998
ASSETS CURRENT ASSETS Cash Subscriptions receivable	$15,000 0	$30,000 81,000
Total Current Assets	15,000	111,000
PROPERTY AND EQUIPMENT
Office Equipment Transportation equipment	9,000 53,000 62,000	9,000 53,000 62,000
LESS: ACCUMULATED DEPRECIATION	21,000 41,000	12,000 50,000
OTHER ASSETS	0	164,000
Total Assets	$56,000 =======	$325,000 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES Current maturities of long-term debt Accounts payable and accrued expenses Consulting fees payable to related parties	$5,000 18,000 393,000	$5,000 431,000 132,000
Total Current Liabilities	416,000	568,000
LONG TERM LIABILITIES Long-term debt, net of current maturities	17,000	21,000
STOCKHOLDERS' EQUITY

       Common stock, $.01 par value, 40,000,000
          shares Authorized, 20,960,806 and
          20,811,616 issued and outstanding at
          September 30, 1999 and December 31,
          1998, respectively
        Additional paid in capital
        Unearned compensatory stock options
        Deficit accumulated during development stage

	210,000 7,784,000 (1,261,000) (7,110,000)	208,000 3,766,000 (705,000) (3,533,000)
Total Stockholders' Equity	(377,000)	(264,000)
Total Liabilities and Stockholders' Equity	$56,000 ========	$325,000 ========

See Notes to Financial Statements

TORVEC, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended September 30, 1999 ___________	Three Months Ended September 30, 1998 ___________	Nine Months Ended September 30, 1998 __________	Nine Months Ended September 30, 1998 _________	September 25, 1996 (Inception) Through September 30, 1999 _____________
COSTS AND EXPENSES Research and development General and administrative	$152,000 1,150,000 -----------------	$316,000 293,000 ---------------	$793,000 2,784,000 ---------------	$589,000 823,000 ---------------	$2,071,000 5,039,000 ----------------
Net Loss	($1,302,000) ==========	($609,000) =========	($3,577,000) ==========	($1,412,000) ==========	($7,110,000) ==========
Basic and Diluted Loss Per Share	(.06) ==========	(0.03) =========	($0.17) ==========	($0.07) ==========
Weighted average number of shares of common stock - basic and diluted	20,945,000 ==========	20,759,000 ==========	20,963,000 ==========	20,727,000 ==========

See Notes to Financial Statements

TORVEC, INC. (A Development Stage Company) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Month Ended September 30, 1999 -------------------------	Nine Months Ended September 30, 1998 ------------------------	September 25, 1996 (inception) Through September 30, 1999 ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss
     Adjustment to reconcile net income
     to net cash provided by operating activities:
        Depreciation
        Compensation expense attributable
           to common stock options
        Common stock issued for services
        Contribution of services
        Changes in other current assets
           and current liabilities:
        (Increase)/decrease in other assets
        Increase/(decrease) in accounts payable
        and accrued expenses

       Net cash (used in) operating activities

	($3,577,000) 9,000 2,223,000 238,000 164,000 (152,000) ----------------- (1,095,000)	($1,412,000) 6,000 434,000 173,000 ----------------- (799,000)	($7,110,000) 21,000 3,252,000 647,000 39,000 0 411,000 ---------------- (2,740,000)

CASH FLOWS FROM INVESTING ACTIVITIES: Purchase of property and equipment Net cash (used in) investing activities	0 ----------------- 0	(33,000) ----------------- (33,000)	(62,000) ----------------- (62,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock
     Proceeds from exercise of options
     Proceeds from long-term borrowings
     Repayment of long-term borrowings
     Distributions

       Net Cash provided by financing activities

	979,000 105,000 (4,000) ---------------- 1,080,000	725,00 29,000 (2,000) ----------------- 752,000	3,055,000 105,000 29,000 (7,000) (365,000) ----------------- 2,817,000
	-----------------	-----------------	-----------------
NET INCREASE (DECREASE) IN CASH	(15,000)	(80,000)	15,000
CASH - BEGINNING OF PERIOD	30,000 -----------------	147,000 -----------------	0 -----------------
CASH - END OF PERIOD	$15,000 ==========	$67,000 ==========	$15,000 ==========

See Notes to Financial Statements

TORVEC, INC. NOTES TO FINANCIAL STATEMENTS September 30, 1999

Note 1 Financial Statement Presentation

The information contained herein with respect to the nine month periods ended September 30, 1999 and September 30, 1998 and the period from September 25, 1996 (inception) through September 30, 1999 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include information and footnotes required by generally accepted accounting principles for financial statements. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the nine month periods ended September 30, 1999 and 1998, and since inception. The results are not necessarily indicative of results to be expected for the year.

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

Note 4 Related Party Transactions

The Company has entered into consulting agreements with members of the Gleasman family. Included in research and development and general and administrative expenses for the periods ending September 30, 1999 and September 30, 1998 is $337,500 and $337,500 respectively for consulting expenses.

TORVEC, INC. NOTES TO FINANCIAL STATEMENTS September 30, 1999

Note 5 Private Placement

The Company commenced a private placement in May 1998 to sell its common stock at a price of $5.00 per share. On September 21, 1998 the offering price of the private placement was increased to $10.00 per share. The private placement was extended to November 30, 1999. Those offerings raised $979,000 during the nine months ended September 30, 1999.

Note 6 Stock Options

On February 10, 1999, the Company entered into a one-year agreement with two consultants to provide financial and public relation services. In connection therewith 375,000 of previously granted warrants were canceled and the Company granted 375,000 options at an exercise price of $5.00 exercisable immediately through February 10, 2004. The underlying shares will have registration rights. The Company valued these options at approximately $2,800,000 which will be charged to operations over the term of the consulting agreement.

During the quarter ended March 31, 1999, 21,000 of these options were exercised raising $105,000.

Note 7 Long-Term Debt

Long-term debt at September 30, 1999 consisted of a note payable in monthly installments of $610 including interest at 10.13% through March, 2003. The note is secured by transportation equipment.

Note 8 Lease

The Company had previously entered into an agreement with a stockholder to lease land and building for $53,000 per month upon completion of the Company's private placement. That agreement had provided for four one-year renewal periods at the Company's option.

The Company paid approximately $164,000 representing the first month's rent and rent deposits, which were reflected as non current assets in previous quarters.

TORVEC, INC. NOTES TO FINANCIAL STATEMENTS September 30, 1999

Note 8 Lease continued

During the quarter ended September 30, 1999, the Company and the stockholder terminated that lease agreement. The termination noted that the first and last monthly payments previously paid by the Company constitute the total payments required to be made. As a result, during the three months ended September 30, 1999, $164,000 was charged to operations.

Note 9 Consultant Stock Plan

On June 2, 1999, the Company adopted the Business Consultant Stock Plan. The plan provides for up to 200,000 shares of common stock to be issued from time to time to consultants in exchange for services. During the nine months ended September 30, 1999 38,519 shares were issued to consultants in exchange for services and amounts owed to those consultants. The exchange was valued at the fair value of the shares at the date of the grant.

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

TORVEC, INC. NOTES TO FINANCIAL STATEMENTS September 30, 1999

Note 10 Arbitration continued

On June 3, 1999, McElroy, by letter addressed to the Gleasman's personal counsel, demanded that the Gleasmans reimburse McElroy immediately for its expenses in the amount of $862,700, plus interest, to be paid from any monies received by the Gleasmans on account of the subject patents including, but not limited to, 20% of all royalties or monies received by the Gleasmans from the sale of shares of stock in the Company. Further, McElroy demanded that the Gleasmans correct inventorship of subject patents by requesting that the Commission of Patents & Trademarks to issue a Certificate of Correction adding A.H. "Chip" McElroy, II and Dave Porter as co-inventors on the subject patents. In addition, McElroy has demanded that Torvec pay, out of proceeds generated by sale of its stock, the same sums demanded o f the Gleasmans and notify any licensee, assignee or investor of McElroy's right to recover expenses and its 20% interest in monies received on account of the subject patents.

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

The Company is continuing to implement its Plan of Operation and has initiated discussions with a number of vehicle manufacturers with a view to possible licensing of one or more of its products and or the creation of one or more joint venture relationships in order to further develop and to initiate the manufacture and distributions if its products, especially the Fastrack , the Torvec transmission and the Company's CV Joint. The Company has completed its plan to have one pre-production Fastrack vehicles assembled. The Company anticipates that the proceeds generated by its current offering will enable it to continue to implement it Plan of Operation.

The Company commenced a private placement in May 1998 to sell 1,500,000 shares of its common stock at a price of $5,00 per share. On September 21, 1998 the offering price of the private placement was increased to $10.00 per share. The private placement was extended to November 30, 1999. Those offerings raised approximately $143,700 during the quarter ended September 30, 1999. Management believes that the funds from the private placement will be sufficient to sustain the Company's Plan of Operation for the next quarter.

The net loss as of September 30, 1999 has increased as compared to September 30, 1998 due to the additional amounts spent in research and development, increases in general and administrative expenses and the increase in the amortization of unearned compensatory stock. The amortization, which is a non cash item, amounted to $2,223,500 for the nine months ended September 30, 1999 compared to $433,500 for the nine months ended September 30, 1998. Also included in general and administrative for the nine months ended September 30, 1999 is $164,000 charged to operations for termination of the lease agreement with a former shareholder. Also, included are consulting fees for Research and Development and general and administrative expenses in the amounts of $337,500 and $337,500 respectively, payable to the Gleasman family. Additionally, the Research and Development expenses have increased as a result of increased expenses associated with the Fastrak vehicle. These increases have been projected by management, and will continue to increase as the Company continues on it Plan of Operation.

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

On June 3, 1999, McElroy, by letter addressed to the Gleasmans' personal counsel, demanded that the Gleasmans reimburse McElroy immediately for its expenses in the amount of $862,699.61, plus interest, to be paid from any monies received by the Gleasmans on account of the subject patents including, but not limited to, 20 % of all royalties or monies received by the Gleasmans from the sale of shares of stock in the Company. Further, McElroy demanded that the Gleasmans correct inventorship of the subject patents by requesting the Commission of Patents & Trademarks to issue a Certificate of Correction adding A.H. "Chip" McElroy, II and Dave Porter as co-inventors on the subject patents. While correction of inventorship was not addressed in the decision, such correction, if appropriate, is desirable and possible, and can be accomplished by application to the Commissioner of Patents and Trademarks. They do not contest the arbitrator's determination that the patents were assigned to the Gleasmans and are now owned by Torvec. In addition, McElroy has demanded that Torvec pay, out of proceeds generated by sale of its stock, the same sums demanded of the Gleasmans and notify any licensee, assignee or investor of McElroy's right to recover expenses and its 20% interest in monies received on account of the subject patents.

On June 15, 1999, McElroy filed its amended complaint in the United States District Court for the Northern District of Oklahoma. There were two causes of action. The first cause of action seeks correction of the inventorship of the subject patents. The second cause of action seeks an order confirming the arbitrator's award and, in addition, seeks an order directing that the Gleasmans reimburse McElroy immediately for its expenses in the amount of $862,699.61 plus interest accruing from the date of the arbitrator's award.

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
10.1

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

10.2	Termination of Neri Service and Space Agreement dated August 31, 1999.
(11)	Statement re computation of per share earnings (loss)
Not applicable
(15)	Letter re unaudited interim financial information
Not applicable

(18)	Letter re change in accounting principles
Not applicable
(19)	Report furnished to security holders
Not applicable
(22)	Published report regarding matters submitted to vote of security holders
Not applicable
(23)	Consents of experts and counsel
Not applicable
(24)	Power of attorney
Not applicable
(27)	Financial data schedule
(99)	Additional exhibits
Not applicable
b.	Reports Filed on Form 8-K None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.
DATE:	November 10, 1999	By:	/S/ KEITH E. GLEASMAN Keith E. Gleasman President

DATE:	November 10, 1999	By:	/S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial Officer

EXHIBIT INDEX
Exhibit		Page
2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession	N/A
3.	Articles of incorporation, By-Laws

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
10.

Material contracts

10.1   Certain Employment Agreements, Consulting Agreements, the
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

10.2   Termination of Neri Service and Space Agreement dated
August 31, 1999

N/A 17
11.	Statement re computation of per share earnings (loss)	N/A
15.	Letter re unaudited interim financial information	N/A
18.	Letter re change in accounting principles	N/A
19.	Report furnished to security holders	N/A
22.	Published report regarding matters submitted to vote of security holders	N/A
23.	Consents of experts and counsel	N/A
24.	Power of attorney	N/A
27.	Financial data schedule	19
99.	Additional exhibits	N/A

                                                                                         EXHIBIT 10.2

TERMINATION OF SERVICE AND SPACE AGREEMENT

          WHEREAS, on January 7, 1998, Joseph L. Neri Sr., 3740 Route 104, Williamson, New York 14589 (the "Owner"), Joseph Neri Chevrolet-Oldsmobile-Pontiac, a Delaware corporation with offices at 3740 Route 104, Williamson, New York 14589 (the "Provider") and Torvec, Inc., a New York business corporation with offices at 11 Pond View Drive, Pittsford, New York 14534 ("Torvec"), entered into a Service and Space Agreement ("Agreement") which provided that it would become effective on the date when the guaranteed proceeds of Torvec's initial public offering were distributed to Torvec; and

           WHEREAS, on September 10, 1998, said Agreement was amended to state that it would become effective upon Torvec's completion of its private placement to raise up to $7.5 million and as amended, such Agreement would continue in full force and effect; and

           WHEREAS, the parties to the Agreement have concluded that it is in their mutual best interests to terminate said Agreement effective as of August 31, 1999.

           NOW, THEREFORE, the parties to said Agreement hereby agree as follows:

         1.     The Agreement is hereby terminated in all respects as of this 31st day of August, 1999, except that, in accordance with the provisions of Paragraph 6, any and all confidential information in the possession of the Owner and/or the Provider shall be returned to Torvec within a reasonable period of time from the date hereof to the extent requested by Torvec.

          2.     It is further agreed that the first and last monthly payments actually paid by Torvec as recited in Paragraph 8 of the Agreement, together with any and all other payments which have been made by Torvec to the Owner/Provider since January 7, 1998 from time to time for its services, personnel and facilities on an "ad hoc" basis, constitute the total of the payments required to be made pursuant to said Agreement, and there are no further payments owing by Torvec as of this date for its "ad hoc use" of the premises, facilities and personnel of the Owner/Provider.

          3.     It may be that Torvec shall request the Owner/Provider to make the premises, facilities and personnel of the Owner/Provider available to Torvec from time to time on an ad hoc basis until such time as Torvec shall have made other arrangements for the storage of its Fastrack vehicle as well as for Torvec's other similar needs and, therefore, it is agreed that the Owner/Provider and Torvec shall use their best efforts to arrive at a fair price to be paid for the use and rental of the premises located at 3740 Route 104, Williamson, New York 14589 to the extent such premises is so utilized by Torvec.

          IN WITNESS THEREOF, the parties hereto have entered into this termination agreement on this 31st day of August, 1999.

/S/JOSEPH L. NERI Joseph L. Neri, Sr., Owner JOSEPH NERI CHEVROLET- OLDSMOBILE-PONTIAC, INC. By: /S/JOSEPH L. NERI Provider TORVEC, INC. By: /S/KEITH E. GLEASMAN Keith E. Gleasman, President

EXHIBIT 27

TORVEC, INC.

FINANCIAL DATA SCHEDULE

Article 5:

Legend:      This schedule contains summary financial information extracted from the financial statements of TORVEC, Inc. for the period ending September 30, 1999 and is qualified in its entirety by reference to such financial statements.

CIK NUMBER: 1063197
Name: TORVEC, INC.

TABLE
Period Type: Nine Months
Fiscal Year-End: December 31, 1999
Period Start: January 1, 1999
Period End: September 30, 1999

Cash
Securities
Receivables
Allowances
Inventory
Current Assets
PP&E
Depreciation
Other Assets
Total Assets
Current Liabilities
Bonds
Preferred Mandatory
Preferred
Common
Other SE
Total Liability and Equity
Sales
Total Revenues
CGS
Total Costs
Other Expenses
Loss Provision
Interest Expense
Income Pretax
Income Tax
Income Continuing
Discontinued
Extraordinary
Changes
Net Income
EPS Basic
EPS Diluted

$15,000 0 0 0 0 15,000 62,000 (21,000) 0 56,000 416,000 0 0 0 210,000 (587,000) 56,000 0 0 0 0 3,577,000 0 0 (3,577,000) 0 (3,577,000) 0 0 0 (3,577,000) (.17) (.17)