Form 10KSB
period 1999-12-31
TORVEC INC
filed 2000-03-31
CIK 1063197

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

     [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                                        to

                  Commission file number                     000-24455

     TORVEC, INC.
 (Name of Small Business Issuer in its charter)

                 NEW YORK                                                                   &n sp;                         16-1509512
          (State or other jurisdiction of                                                                     ; nbsp;                        I.R.S. Employer Identification No.
             incorporation or organization)

            11 Pond View Drive                                                                    &nb p;                     14534
            Pittsford, New York                                                                        nbsp;                (Zip Code)
     (Address of principal executive offices)

                                 Issuer's Telephone Number, including Area Code: (716) 248-8549

                                Securities registered pursuant to Section 12(b) of the Exchange Act:

                      Title of each class                                                            &nbs ;      Name of each exchange on
                                                                                       &n sp;                                      which registered

                                                                                    &nbs ;

                                                                                     nbsp;

                                 Securities registered pursuant to Section 12(g) of the Exchange Act

                                                               $.01 par value common voting stock
                                                                                  (Title of class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          State issuer's revenues for its most recent fiscal year. $0.00

          State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12(b)-2 of the Exchange Act). $20,490,151

          Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS)

          Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  _____            No  _____

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 21,085,639

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ('Securities Act'). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Form (Check one):

Yes   _______             No    X

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a)     History and Development of Issuer's Inventions

          Torvec, Inc. ('the Company') was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the Company acquired numerous patents, inventions and know-how developed for more than ten years by Vernon E. Gleasman and members of his family. The Company presently is a development stage company specializing in automotive technology. The Company owns many U.S. and international patent properties developed by the Gleasmans protecting important inventions relating to five different areas of automotive technology, i.e., (i) steering drive for tracked vehicles, (ii) infinitely-variable transmission, (iii) hydraulic pump and motor, (iv) constant velocity joint and (v) spherical gearing.

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

          Historically, the major impediments to the incorporation of Gleasman products into other companies' vehicles has been the 'not invented here' syndrome and the problems relating to enforcement of licensing agreements by an independent inventor. It is necessary to fully engineer and develop a highly refined prototype. Generally, thousands of hours and millions of dollars have to be invested before a new product can be sold to an OEM (original equipment manufacturer). A highly refined prototype of the FasTrack(tm) vehicle (described immediately below) was completed in February, 1999 and the Company has been actively seeking one or more joint venture partners to manufacture and commercialize this vehicle. In addition, the Company is engineering and developing highly refined prototypes of the infinitely variable transmission, the Hydraulic pump/motor, spherical gearing and constant velocity joint (also described below) to serve as critical components of the FasTrack vehicle as well as for direct commercialization.

Torvec's FasTrack

          The infrastructure of most of Asia, Africa, South and Central America is very similar to the U.S. in the early 1900's. At that time U.S. demographics were as follows: eighty percent of the population lived in rural areas, income was low and transportation was limited to walking, bicycles, push carts and animal pulled vehicles. Roads, when they existed, were dirt and at times impassable due to terrain or inclement weather. Even with the advent of automobiles, commerce remained inhibited because paved roads were only found in the cities. Similarly, the wheeled vehicles of the developing country today can only traverse the rural dirt roads during certain seasons of the year. When roads are in rough condition (e.g., muddy, blocked by snow or ice, etc.), there is little difference in travel time between an animal drawn cart, a man on foot or bicycle, or a wheeled car. If they are able to travel at all, even four-wheeled drive vehicles are usually limited to 4 -5 mph under these conditions. The idealized vehicle would be a vehicle that could travel at higher speeds (25 - 50 mph.), regardless of the terrain, significantly shortening the travel time between rural areas and the primary marketplaces in the city. A tracked vehicle, in effect, 'brings its own road with it'.

          The Company's FasTrack prototype vehicle is a new type of vehicle, that management believes steers as easily as a car (using a steering wheel), has rubber tracks and bridges an important gap between wheeled and tracked vehicles that manufacturers have been trying to span for decades. This new vehicle combines the high-speed capabilities of trucks and cars with the high-traction capabilities of tracked vehicles. Unlike most 'new generation' vehicles (e.g., the Model T, for which Henry Ford had to design and build almost every part), the FasTrack can be made from existing automotive components, and lends itself to formation of joint ventures for assembly in the developing country. FasTrack vehicles are rubber-tracked vehicles which, by design, are environmentally sensitive since their low ground pressure (less than 2 lbs. per sq. in.) does not damage paved road surfaces or leave ruts or cause potholes on unpaved surfaces. The Company believes that this tracked vehicle can traverse almost any terrain at higher speeds. The tracks may be made by Goodyear, a corporation dedicated to supporting original equipment manufacturers (OEMs), and Goodyear has provided the tracks for the Company's prototype vehicle. Goodyear states, 'Based on product testing and feedback from our customers, in most situations, Goodyear's rubber track has been seen to last 3 to 5 times longer than a set of standard utility tires used in the same application.' FasTrack vehicles will be able to perform as they do because of their unique steering mechanism, which is protected by several patents in Europe and Japan as well as the following U.S. patents: Multi-Axle Vehicle Steer Drive system (4732053), No-slip imposed Differential Reduction Drive (4776235), No-slip imposed differential (4776236), Steer-Driven Reduction Drive System (4895052). The FasTrack will also use the Company's infinitely variable transmission (U.S. patent 5186692). Different from the multi-shifting automatic transmission used on passenger vehicles, the Company's infinitely variable transmission should contribute to increased fuel mileage and significantly lower emissions.

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

          The GSD-10 steer drive can best be described in engineering terms as a hydro-mechanical steering mechanism. The 'mechanical' portion is manufactured from conventional, high-volume gearing, while the 'hydro' portion is the Company's patented hydraulic pump and motor. Conventional hydraulic pumps and motors are large, noisy, and inefficient at low RPM. Therefore, because tests have indicated that the recently patented Torvec(tm) hydraulic pump/motors have substantially solved these heretofore inherent problems, the Company believes the GSD-10 steer drive is most effective when used with these novel Torvec(tm) pump/motors.

          The Company showcased its latest prototype FasTrack vehicle in early spring, 1999 and during the balance of fiscal 1999, has been actively engaged in ongoing discussions with a number of potential joint venture partners to manufacture and commercialize the vehicle.

          In August, 1999, the Company established a working relationship with an international export company to solicit expressions of interest for its FasTrack(tm) vehicle from potential worldwide governmental and institutional customers.

The Company is also investigating the possibility of manufacturing the FasTrack(tm) vehicle itself. The Company is actively engaged in discussions with officials representing the City of Rochester, New York on the feasibility of locating a manufacturing facility for the Fastrack vehicle in Rochester, New York. To this end, the Company has and is investigating potential manufacturing sites in Rochester and has engaged in preliminary discussions with the City and a number of financial institutions to formulate a financial package which, together with government-based incentives, will enable the Company to pursue this approach to the actual production of the vehicle.

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

          In December, 1999, the Company finished a wide-ranging and complete CAD/CAM design evaluation on the infinitely variable transmission which demonstrates that the Company's transmissions will meet the new emissions Standards for light trucks announced in December, 1999 by the federal government. The evaluation included finite element analysis, fluid dynamics analysis and material compatibility analysis for 'real world conditions' under temperatures ranging from minus 20 degrees fahrenheit to 150 degrees.

Hydraulic Pump/Motor, Constant Velocity Joint, and Spherical Gearing

          The Company's patented infinitely variable transmission will incorporate a hydraulic pump/motor machine and, although it can be operated with commercially-available pump/motors, it is most effectively used in combination with the Company's patented hydraulic pump/motors which, like the infinitely variable transmission, are significantly simpler, smaller and lighter than other commercially available pump/motors having comparable performance specifications. The key feature of the Company's pump/motors is their swash-plate mounting arrangements that utilize a new form of spherical gearing which is also proprietary to the Company. Further, this spherical gearing has been incorporated in yet another Company-owned invention, which has been developed to replace constant velocity joints used, among other places, in all front-wheel drive vehicles. The Company's constant velocity joint is a departure from known designs, and its efficiency and weight savings may provide a significant competitive advantage in the annual constant velocity joint market of 180,000,000 units per year (1994 Annual Report of GKN (the world's largest producer of constant velocity joints)).

          The compact size and full power start-up torque of the Torvec hydraulic pump/motors are made possible through the invention of a revolutionary new form of gearing based on the geometry of spheres rather than conventional gear geometry of cylinders and cones. This new 'spherical' gear is perhaps the most important and creative Gleasman invention to date, surpassing the 'impossible geometry' of the Torsen differential gearing.

          The Gleasman spherical gears have been used to form a geared ball-and-socket coupling in which driving tooth contact is maintained continuously while, at the same time, permitting the coupling to be flexed at 40 degrees to either side of center. The potential versatility of the Company's spherical gears may open the door to many yet unknown solutions and products yet to be discovered. This new gearing paradigm is found in the swash-plate mechanism of the Company's hydraulic pump and motor, and it will also be used to create a constant velocity joint as a working prototype ready for installation in a car. The Company's constant velocity joint is designed to be interchangeable in over 40 existing car models. It is notably lighter, less costly to manufacture, and potentially more durable than the constant velocity joints presently being used in all frontwheel drive vehicles. In spite of mechanical and design limitations, the constant velocity joints currently in use are manufactured at the rate of over '180 million units annually' according to the 1994 Annual Report of GKN.

          The Company is currently negotiating a proposed arrangement for the commercial license of the constant velocity joint to a newly formed entity owned by the Company and two of its principal shareholders.

(b) The Company's Assets

The Company owns the right, title and interest in and to the following patent properties:

1. U.S. Patent No.: 4,732,053
Title: Multi-Axle Vehicle Steer Drive System

2. U.S. Patent No.: 4,776,235
Title: No-Slip, Imposed Differential Reduction Drive

3. U.S. Patent No.: 4,776,236
Title: No-Slip, Imposed Differential

4. U.S. Patent No.: 4,895,052
Title: Steer-Driven Reduction Drive System

5. U.S. Patent No.: 5,186,692
Title: Hydro-Mechanical Orbital Transmission

6. U.S. Patent No.: 5,440,878
Title: Variable Hydraulic Machine

7. U.S. Patent No.: 5,513,553
Title: Hydraulic Machine with Gear-Mounted SwashPlate

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

Europe 95 926258.5

Brazil PI 9508276-0

Canada 2,194,963

China 951 95044.4

Japan 505116/96

Korea 97-700152

Mexico 9700288

In addition, the Company owns the exclusive right, title and interest in and to the following prototypes, automotive parts, engineering documentation, computer-readable data and other technological assets relating to the development and testing of the steer drive mechanism for tracked vehicles, infinitely variable transmission, hydraulic pump/motors, spherical gearing, and constant-velocity joints disclosed and found in the above-referenced patent properties:

1. 1997 Ford Taurus 4-door sedan.

2. FasTrack tracked vehicle (Dimensions: length
- 142', width - 68', height - 72'; weight: 4100 lbs;
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

6. Engineering data for adapting Torvec Orbital
Infinitely Variable Transmission for retrofit on U.S. Army's existing HMMWV ('Hummer' vehicle).

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

10. Isuzu Commercial Vehicle NPR-Diesel

(c) Business Plan; Distribution Methods - Joint Ventures, Collaborative Agreements and Licenses

          The Company's present, overall business strategy relating to its products is (1) to provide developing country FasTrack vehicle models for marketing to potential Asian, African, South and Central American joint venture partners; (2) to complete the installation of infinitely variable transmissions into diesel-powered trucks for appropriate testing by national and state environmental agencies in the U.S. and other countries to quantify exact fuel savings and emissions levels and to determine its potential effect on the worldwide problem of diesel engine pollutants; (3) to complete the installation of the infinitely variable transmission into a vehicle to provide test results on gasoline engine fuel mileage and emission levels; (4) to promote worldwide use of the Company's transmissions for reducing diesel/gasoline engine pollution; (5) to enter into appropriate licensing/joint working arrangements for all of the Company's products (the FasTrack vehicle, infinitely variable transmission, hydraulic pump/motor, constant velocity joint, and spherical gearing); (6) to obtain patent protection on at least four new developments and improvements related to the Company's products described above; 7) to maintain the Company's Website for marketing, sales, education and information relating to the Company's potential products.

          The Company continues to pursue its strategy of seeking collaborative joint working arrangements, formal joint venture agreements and/or licensing agreements with domestic and/or foreign governments, automotive industry manufacturers and suppliers in order to promote the use of the Company's potential products. No such arrangements and/or licenses have been consummated to date, although the Company is presently negotiating with a number of potential joint venture candidates. However, the Company is also investigating the possibility of manufacturing the FasTrack(tm) vehicle itself. The Company is actively engaged in discussions with officials representing the City of Rochester, New York on the feasibility of locating a manufacturing facility for the Fastrack vehicle in Rochester, New York. To this end, the Company has and is investigating potential manufacturing sites in Rochester and has engaged in preliminary discussions with the City and a number of financial institutions to formulate a financial package which, together with government-based incentives, will enable the Company to pursue this approach to the actual production of the vehicle.

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

          The Company's immediate future development is dependent upon consumer acceptance of the FasTrack(tm) vehicle especially in the Asian, African, South and Central American markets. While the potential domestic and international market is great, the Company faces considerable obstacles in introducing the FasTrack in these markets and there can be no assurance that it will be able to do so successfully.

          The Company's ability to generate revenue and become profitable is also dependent upon the automotive industry's acceptance of certain of its other products, such as the infinitely-variable transmission, the hydraulic pump and motor, the constant velocity joint and spherical gearing. The Company's ultimate growth and future financial performance will depend on demonstrating the advantages of such products over existing technologies to an automotive industry which has committed substantial resources to product systems utilizing old technology. In addition, despite management's belief that its products are superior, the Company will have to overcome the 'not invented here' attitude that permeates the industry.

Item 2. DESCRIPTION OF PROPERTY.

          On January 7, 1998, the Company entered into a Service and Space Agreement with Joseph L. Neri, Sr. (a shareholder) and Joseph Neri Chevrolet-Oldsmobile-Pontiac pursuant to which the Company was entitled to lease the premises described below. The Agreement was terminated on August 31, 1999 and, in accordance with an informal and oral understanding with Mr. Neri, the Company was permitted to utilize the premises at no charge from time to time during the last 4 months of fiscal 1999 and anticipates utilizing the facility in fiscal year 2000 in similar fashion. The facility is located at 3740 Route 104, Williamson, New York (approximately 20 minutes from downtown Rochester). The facility is approximately 17,000 sq. ft., situated on 8 acres of land. The Company has been able to use the facility, all utilities (including telephone system with an after-hour answering service), computer system, service department, specialized equipment and tools with above-ground lifts (D.E.C. approved) one of which has a 28,000 lb. Capacity for trucks and buses, an 8 bay body shop, complete with a paint room and Kansas Jack straightening machine, a two floor parts department and a 30 member staff (sales, managers, office staff, mechanics and a computer programmer). The Company believes that this facility is sufficient to construct all prototype FasTrack vehicles as well as assemble and install all prototypes for the Company's other products for testing and demonstration purposes.

Item 3.   LEGAL PROCEEDINGS.

          The Company is not a party to any pending, material litigation. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. See the discussion under the caption 'Certain Proceedings Involving Certain Shareholders.'

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           There were no matters submitted to the Company's Shareholders during the fourth quarter of the Company's fiscal year ended December 31, 1999.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) May 11, 1998 Private Placement

           On May 11, 1998, the Company initiated a private placement of up to 1,500,000 shares of its $.01 par value common stock to institutional investors or persons of substantial means or substantial income who qualified as accredited investors as defined by Rule 501 of Regulation D promulgated under the 1933 Securities Act. The initial offering price was $5.00 per share. On September 21, 1998, the offering price was increased to $10.00 per share. Although originally scheduled to terminate on November 30, 1998, the offering was extended periodically during fiscal 1999 by the Company's Board of Directors until its termination on November 30, 1999.

           The offering was made by the Company's Board of Directors without payment of commissions. Based upon completed investor questionnaires received by the Company in the offering, management believes all of the investors in this offering were either 'accredited investors' as that term is defined under applicable federal and state securities laws, rules and regulations, or were persons who, by virtue of background, education and experience, either alone or through the aid and assistance of a personal representative, could accurately evaluate the risks and merits of an investment of the securities of the Company. Further, all such persons were provided with access to all material information regarding the Company, prior to the offer or sale of these securities, and each had an opportunity to ask of and receive answers from directors, executive officers, attorneys and accountants for the Company. The offers and sales of the foregoing securities are believed to be exempt from the registration requirements of Section 5 of the 1933 Act pursuant to Section 4(2) thereof, and pursuant to and in accordance with Regulation D, Rule 506 promulgated thereunder, and from similar states' securities laws, rules and regulations requiring the registration of the offer and sale of such securities.

           The Company sold 165,170 shares of its common stock and received net proceeds of $1,229,200 from such sales during its fiscal year ending December 31, 1999.

(b) Market Information

           Effective September 23, 1998, the Company's $.01 par value common stock, as a class, was registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. As a result, shares of the Company's common stock which had been owned for one year or more became eligible for trading of the Over-the-Counter Bulletin Board (OTCBB) maintained by the National Association of Securities Dealers, Inc. (NASD) on December 22, 1998. The Company's stock began trading on January 21, 1999 at $12.00 per share. The Company has approximately 10 market makers for its common stock.

           The following table presents the range of high and low bid prices for the Company's $.01 par value common stock for each quarter during fiscal 1999, the first year during which the Company's common stock was traded. The source of the high and low bid information is the Over-the-Counter Bulletin Board and such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     1999       High Low

     1st Quarter      $12.25      $4.75

     2nd Quarter      $10.50      $3.50

     3rd Quarter      $ 9.94      $5.12

     4th Quarter      $ 8.50      $4.13

(c) Holders

           As of December 31, 1999, the Company had 230 shareholders of record.

(d) Dividend Policy on Common Stock

           The Company has not paid any dividends to its shareholders since its inception. The declaration or payment of dividends, if any, to its shareholders is within the discretion of the Board of Directors of the Company and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors. The Board of Directors does not currently intend to declare or pay any dividends on its common stock in the foreseeable future and intends to retain any earnings to finance the growth of the Company.

(e) Reports to Shareholders

           The Company intends to furnish its shareholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law. The Company is required to comply with periodic reporting, proxy solicitation and certain other requirements of the Securities Exchange Act of 1934.

(f) Transfer Agent and Registrar

          Continental Stock Transfer & Trust Company has been appointed as the Company's Transfer Agent and Registrar for its Common Stock.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATION.

           The Company's present business strategy relating to its products is (1) to provide developing country FasTrack vehicle models for marketing to potential Asian, African, South and Central American joint venture partners; (2) to complete the installation of the Company's infinitely variable transmissions into diesel-
powered trucks for appropriate testing by national and state environmental agencies in the U.S. and other countries to quantify exact fuel savings and emissions levels and to determine its potential effect on the worldwide problem of diesel engine pollutants; (3) to complete the installation of the infinitely variable transmission into the best selling automobile of a major U.S automaker that has an agreement with the Company for an exclusive 'first look' at the transmission for gasoline engine passenger cars, providing data on gasoline engine fuel mileage and emission levels; (4) to promote worldwide use of the infinitely variable transmissions for reducing diesel/gasoline engine pollution; (5) to enter into appropriate licensing/joint working arrangements for all of the Company's products (the FasTrack vehicle, infinitely variable transmission, hydraulic pump/motor, constant velocity joint, and spherical gearing); (6) to obtain patent protection on at least four new developments and improvements related to the Company's products described above; 7) to develop a Website for marketing, sales, education and information relating to the Company's products.

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

          The Company intends to begin emission and fuel economy testing of the infinitely variable transmission as installed into diesel-powered trucks, perhaps at Alfred State College, Alfred, New York. The Company also intends to install the infinitely variable transmission into a vehicle owned by the Company to document actual emission levels and fuel economy. The vehicle and test results should enhance joint venture/ licensing opportunities with major auto manufacturers throughout the world.

          The Company also intends to install its constant velocity joint, including its spherical gearing assembly, into a vehicle for evaluation. Upon satisfactory results, the Company will present the constant velocity joint to the auto industry for possible licensing and/or joint venture arrangements.

          The Company showcased its latest prototype FasTrack vehicle in early spring, 1999 and during the balance of fiscal 1999, has been actively engaged in ongoing discussions with a number of potential joint venture partners to manufacture and commercialize the vehicle.

          In August, 1999, the Company established a working relationship with an international export company to solicit expressions of interest for its FasTrack(tm) vehicle to form potential worldwide governmental and institutional customers.

          The Company is also investigating the possibility of manufacturing the FasTrack(tm) vehicle itself. The Company is actively engaged in discussions with officials representing the City of Rochester, New York on the Feasibility of locating a manufacturing facility for the Fastrack vehicle in Rochester, New York. To this end, the Company has and is investigating potential manufacturing sites in Rochester and has engaged in preliminary Discussions with the City and a number of financial institutions to formulate a financial package which, together with government-based incentives, will enable the Company to pursue this approach to the actual production of the vehicle. The Company believes that it will need at least 12 to 15 million dollars in order to pursue this possibility and management is presently investigating ways in which to acquire such monies including additional equity and/or debt financing.

Liquidity and Capital Resources

          The Company's operations during its fiscal year ended December 31, 1999 have been funded primarily through the sale of 165,170 shares of common stock to a limited number of investors for an aggregate purchase price of approximately $1,229,200. A significant portion of such investments were made by Keith and James Gleasman. The Company does not presently anticipate that it will be able to generate significant operating revenues during the next twelve months. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations(including assumptions regarding the nature and extent of its prototype development program, its testing program, the ability of the Company to secure adequate manufacturing and distribution relationships and market acceptance of the Company's products) that, over the next twelve months, the Company will be required to seek additional financing in the form of a significant equity investment by one or more investors in privately-negotiated transactions or through debt-financing or both.

           The Company's cash position at any time during fiscal 1999 was directly dependent upon its success in selling stock since the Company generated no revenues from any other source. The Company anticipates that this trend will continue in fiscal year 2000.

          The Company adopted a Business Consultant's Stock Plan in June, 1999 reserving 200,000 shares for issuance thereunder. During 1999, it issued 45,351 shares to business consultants, has issued an additional 42,501 shares through March 14, 2000 and anticipates that it will issue more shares during the balance of fiscal 2000 under the Plan.

Y2K Compliance

          The Company currently uses a software which management believes is in 'Year 2000' (Y2K) compliance. Management will continue to evaluate the current software and implement any necessary changes to remain in 'Year 2000' (Y2K) compliance.

Impact of Inflation

          Inflation has not had a significant impact on the Company's operations to date and management is currently unable to determine the extent inflation may impact the Company's operations during its fiscal year ending December 31, 1999.

Quarterly Fluctuations

As of December 31, 1999, the Company had not engaged in significant revenue producing operations. Once the Company actually commences significant revenue producing operations, the Company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including product returns, purchasing patterns of consumers, the length of the Company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the Company and its competitors, technological factors, variations in sales by product and distribution channel, and competitive pricing. Consequently, once the Company actually commences significant revenue producing operations, the Company's product revenues may vary significantly by quarter and the Company's operating results may experience significant fluctuations.

TORVEC, INC.
(a development stage company)

Item 7.  Financial Statements

Contents	Page
Independent Auditors' Report	F-2
Balance sheet as of December 31, 1999	F-3
Statements of operations for each of the years in the two-year period ended December 31, 1999 and for the period from September 25, 1996 (inception) through December 31, 1999	F-4
Statements of changes in stockholders' equity for the period from September 25, 1996 (inception) through December 31, 1997 and each of the years in the two-year period ended December 31, 1999	F-5
Statements of cash flows for each of the years in the two-year period ended December 31, 1999 and for the period from September 25, 1996 (inception) through December 31, 1999	F-6
Notes to financial statements	F-7

F-1

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Torvec, Inc.

We have audited the accompanying balance sheet of Torvec, Inc., (a development stage company), as of December 31, 1999, and the related statements of operations and cash flows for each of the years in the two-year period ended December 31, 1999 and for the period from September 25, 1996 (inception) through December 31, 1999 and changes in stockholders' equity for the period from September 25, 1996 (inception) through December 31, 1997 and each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Torvec, Inc. as of December 31, 1999 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999 and for the period from September 25, 1996 (inception) through December 31, 1999 in conformity with generally accepted accounting principles.

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

Richard A. Eisner & Company, LLP

/S/ RICHARD A. EISNER & COMPANY, LLP

March 2, 2000
New York, New York

With respect to Note G[3]
March 14, 2000
F-2

TORVEC, INC.
(a development stage company)

Balance Sheet
December 31, 1999
ASSETS Current assets: Cash Total current assets Equipment (Note B[1]): Office equipment Transportation equipment (Note F) Less accumulated depreciation	$ 183,000 183,000 9,000 53,000 62,000 (24,000)
Net equipment	38,000
$ 221,000
LIABILITIES Current liabilities: Current portion of loan payable (Note F) Accounts payable and accrued expenses (Note E) Consulting fees payable to related parties (Note C[1])	$ 6,000 104,000 421,000
Total current liabilities	531,000
Loan payable (Note F)	15,000
546,000
Commitments and other matter (Note H)

STOCKHOLDERS' EQUITY (Note G)
Common stock, $.01 par value, 40,000,000 shares authorized, 21,043,137 issued and outstanding
Additional paid-in capital
Unearned compensatory stock options
Deficit accumulated during the development stage

210,000 8,221,000 (435,000) (8,321,000) (325,000) $ 221,000

See independent auditors' report and notes to financial statements	F-3

Statements of Operations
Year Ended December 31, 1999 1998		September 25 1996 (Inception) Through December 31, 1999

Cost and expenses:
   Research and development
   General and administrative

Net loss

Basic and diluted loss per common share

Weighted average number of shares of common
   stock - basic and diluted (Note B[4])

$ 1,035,000 3,753,000 $(4,788,000) $(0.23) $ 20,918,000	$ 1,055,000 1,067,000 $ (2,122,000) $(0.10) $ 20,726,000	$ 2,313,000 6,008,000 $ (8,321,000)

See independent auditors' report and notes to financial statements	F-4

TORVEC, INC. (a development stage company) Statements of Changes in Stockholders' Equity	Common Stock Shares Amount	Additional Paid-in Capital	Unearned Compensatory Stock and Options	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

Issuance of shares to founders (Note A)
Issuance of stock for services (Note A)
Sale of common stock - November ($1.50 per share)
Sale of common stock - December ($1.50 per share)
Distribution to founders (Note A)
Net Loss
Balance - December 31, 1996
Issuance of compensatory stock (Note G[2])
Issuance of stock for services
Sale of common stock - January ($1.50 per share)
Sale of common stock - February ($1.50 per share)
Sale of common stock - May ($1.50 per share)
Issuance of stock for services
Sale of common stock - June ($3.00 per share)
Sale of common stock - July ($3.00 per share)
Sale of common stock - August ($3.00 per share)
Sale of common stock - September ($3.00 per share)
Sale of common stock - October ($3.00 per share)
Sale of common stock - November ($3.00 per share)
Sale of common stock - December ($3.00 per share)
Issuance of compensatory options to consultants (Note G[3])
Compensatory stock and options earned
Distributions to founders (Note A)
Net Loss
Balance - December 31, 1997
Issuance of stock for services
Sale of common stock - May 11 to September 20 ($5.00 per share)
Sale of common stock - September 21 to December 31 ($10.00 per share)
Costs of offering
Compensatory stock and options earned
Contribution of services (Note C[3])
Net loss
Balance - December 31, 1998
Issuance of stock for services (Note G[4])
Sale of common stock - January 1 to August 9 ($10.00 per share)
Sale of common stock - August 10 to November 30 ($5.00 per share)
Issuance of compensatory options to consultants (Note G[2])
Common stock issued - exercise of options (Note G[2])
Compensatory stock and options earned
Contribution of services (Note C[3])
Net loss

Balance - December 31, 1999

16,464,400
2,535,600
64,600
156,201

19,220,801
1,000,000
12,000
58,266
75,361
30,000
2,000
73,166
13,335
60,567
10,000
7,000
10,000
100,000

20,672,496
1,000
112,620
25,500

20,811,616
45,351
80,670
84,500

21,000

 21,043,137

$ 165,000 25,000 1,000 1,000 192,000 10,000 1,000 1,000 1,000 1,000 1,000 207,000 1,000 208,000 1,000 1,000 $ 210,000

$ (165,000)
381,000
96,000
233,000
(27,000)

518,000
1,490,000
18,000
86,000
112,000
45,000
6,000
219,000
40,000
181,000
30,000
21,000
30,000
299,000
234,000

(338,000)

2,991,000
3,000
562,000
255,000
(60,000)

15,000

3,766,000
327,000
806,000
422,000
2,780,000
105,000

15,000

$8,221,000

			$ (1,500,000) (234,000) 451,000 (1,283,000) 578,000 (705,000) (2,780,000) 3,050,000 $ (435,000)	$ (489,000) (489,000) (922,000) (1,411,000) (2,122,000) (3,533,000) (4,788,000) $ *(8,321,000)

$           0
406,000
97,000
234,000
(27,000)
      (489,000)
221,000
0
18,000
87,000
113,000
45,000
6,000
220,000
40,000
182,000
30,000
21,000
30,000
300,000
0
451,000
(338,000)
      (922,000)
504,000
3,000
563,000
255,000
(60,000)
578,000
15,000
(2,122,000)
(264,000)
327,000
807,000
423,000
0
105,000
3,050,000
15,000
     (4,788,000)

$  (325,000)

See independent auditors' report and notes to financial statements		F-5

Statements of Cash Flow
Year Ended December 31, 1999 1998		September 25, 1996 (Inception) Through December 31, 1999

Cash flows from operating activities:
      Net loss
      Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation and amortization
              Common stock issued for services
              Contribution of services
              Compensation expense attributable to common
                 stock and options
              Changes in:
                  Other assets
                  Accounts payable and accrued expenses

                     Net cash used in operating activities

Cash flows from investing activities:
     Purchase of equipment

Cash flows from financing activities:
     Net proceeds from sales of common stock
     Proceeds from loan
     Repayments of loan
     Distributions

                 Net cash provided by financing activities

Net increase (decrease) in cash
Cash at beginning of period

Cash at end of period

Supplemental disclosure of noncash investing and
     financing activities:
       Issuance of compensatory options to consultants

       Cash paid for:
           Interest
           Taxes

$ (4,788,000) 12,000 327,000 15,000 3,050,000 164,000 (38,000) (1,258,000) 1,416,000 (5,000) 1,411,000 153,000 30,000 $ 183,000 $ 2,780,000 $ 2,000	$ (2,122,000) 9,000 3,000 15,000 578,000 504,000 (1,013,000) (33,000) 903,000 29,000 (3,000) 929,000 (117,000) 147,000 $ 30,000 $ 2,000 $ 1,000	$ (8,321,000) 24,000 737,000 54,000 4,078,000 525,000 (2,903,000) (62,000) 3,492,000 29,000 (8,000) (365,000) 3,148,000 183,000 $ 183,000
See independent auditors' report and notes to financial statements	F-6

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999

Note A  -  The Company

Torvec, Inc. (the 'Company') was incorporated in New York on September 25, 1996. The Company which is in the development stage, specializes in automotive technology. In September 1996, the company acquired numerous patents, inventions and know-how (the 'technology') contributed by Vernon E. Gleasman and members of his family (the 'Gleasmans') (see Note H[3]). The Company intends to develop and design specific applications for this technology relating to steering drives for tracked vehicles, infinitely variable transmissions, hydraulic pumps and motors and constant velocity joints and spherical gearings. As consideration for this contributed technology, the Company issued 16,464,400 shares of common stock and $365,000 to the Gleasmans. In September 1996, the Company issued 2,535,600 shares of common stock (valued at $406,000) to individuals as consideration for the cost of services and facilities provided in assisting with the development of this technology.

For the period from inception through December 31, 1999, the Company has accumulated a deficit of $8,321,000, has a working capital deficiency of $348,000 and has been dependent upon equity financing to meet its obligations and sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue its operations, the Company is seeking additional financing and exploring opportunities such as collaborative arrangements, joint ventures or licensing arrangements. However, there is no assurance that the Company can obtain adequate additional financing, that products will be developed which will be commercially successful, or that profitable operations can be attained. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the above uncertainty.

Note B - Summary of Significant Accounting Policies

[1]    Equipment:

Equipment including a vehicle intended to be used as a prototype, is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from five to seven years.

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

[4]    Loss per common share:
Statement of Financial Accounting Standards No. 128, 'Earnings Per Share,' requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive.
F-7

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999

Note B - Summary of Significant Accounting Policies (continued)

[5]    Fair value of financial instruments:

The carrying value of cash and accrued expenses approximates their fair value due to the short maturity of those instruments.

[6]    Stock-based compensation:

Statement of Financial Accounting Standards No. 123, 'Accounting for Stock-Based Compensation' ('SFAS No. 123'), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB No. 25'). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock options granted to nonemployees for goods or services are measured using the fair value of these options and such costs are included in operating results as an expense.

Note C - Related Party Transactions

[1]     On December 1, 1997, the Company entered into three-year consulting agreements with three members of the Gleasman family whereby each will provide technical services to the Company in exchange for compensation of $12,500 each per month. In addition, the Company granted them options to purchase a total of 75,000 shares of common stock at an exercise price of $5.00 per share (Note G[3]). For the years ended December 31, 1999, 1998 and 1997, the Company incurred expenses amounting to approximately $528,000, $528,000 and $45,000, respectively, in connection with these agreements. Prior to these agreements, one member of the Gleasman family provided consulting services to the Company. Amounts charged to operations for the year ended December 31, 1997 and for the period ended December 31, 1996 were approximately $55,000 and $18,000, respectively.

[2]      For the years ended December 31, 1999, 1998 and 1997 and for the period ended December 31, 1996, approximately $269,000, $116,000, $213,000 and $4,000, respectively, were charged to operations for services provided by three law firms, each of which has a partner who is a stockholder of the Company. At December 31, 1999, the Company owed $31,000 to two of these firms which is included in accounts payable.

[3]      During 1999 and 1998 a stockholder provided space and services to the Company at no charge. The fair value of such space and services amounted to $15,000 in each year and was treated as a capital contribution and expensed.

Note D - Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

F-8

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999

Note D - Income Taxes (continued)

At December 31, 1999, the Company has available $3,273,000 of net operating loss carryforwards to offset future taxable income tax expiring through 2019.

At December 31, 1999, the Company has a deferred tax asset of approximately $1,286,000 representing the benefits of its net operating loss carryforward and a deferred tax asset of $1,781,000 from temporary differences, principally stock options not currently deductible and certain operating expenses which have been capitalized as start-up costs for federal income tax purposes. The total of these deferred tax assets has been fully reserved by a valuation allowance since realization of their benefit is uncertain.

A reconciliation between the actual income tax benefit and income taxes computed by applying the federal income tax rate of 34% to the net loss is as follows:

Year Ended December 31, 1999 1998
Computed federal Income tax benefit at 34% rate State tax benefit, net of federal tax benefit Nondeductible expenses Valuation allowance	$ (1,627,000 (253,000) 202,000 1,678,000 $ 0	$ (721,000) (112,000) 201,000 632,000 $ 0

Note E - Accounts Payable and Accrued Expenses

At December 31, 1999, accounts payable and accrued expenses consist of the following:

Professional fees (Note C[2]) Trade payables	$ 31,000 73,000
$ 104,000

Note F - Loan Payable

During 1998, the Company purchased a vehicle that is intended to be used as a prototype. The vehicle is collateral for the loan. The loan is payable in monthly installments of principal and interest (at 10.13% per annum) of approximately $610 through March 2003.
F-9

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999

Note F - Loan Payable (continued)

At December 31, 1999 the net book value of the prototype vehicle was approximately $20,000.

Note G - Stockholders' Equity

[1]    Private placement:

On May 11, 1998 the Company initiated a private placement of its common stock at $5.00 per share. On September 21, 1998 the Company increased the offering price to $10.00 per share. The Company yielded net proceeds of $1,230,000 (of which $507,000 was received from the Gleasman family), $758,000, $1,068,000 and $331,000 from private placements for the years ended December 31, 1999, 1998 and 1997 and for the period ended December 31, 1996, respectively.

[2]    Consultant:

In February 1997, the Company entered into a three-year agreement with a consultant (the 'Consultant') whereby the Consultant will provide financial consulting services and assistance in obtaining financing as well as other services. In consideration thereof, employees of the Consultant received an aggregate of 1,000,000 shares of common stock for $50. The Company valued the shares of common stock at $1.50 per share.

In April 1997, the Company granted an aggregate of 500,000 warrants to five employees of the Consultant. The warrants are exercisable into common stock at the initial public offering (the 'IPO') price and are exercisable for five years from the date the Company's IPO is declared effective ('warrant term'). However, if fifty percent or more of either the Company's assets or its common stock is acquired by another entity or group during the warrant term, the exercise price shall be $1.50. The Company will record a charge to operations representing the fair value of the warrants when the IPO is declared effective.

On February 10, 1999, the Company entered into a one-year agreement with two consultants to provide financial and public relation services. In connection therewith, 375,000 of previously granted warrants were cancelled and the Company granted 375,000 options at an exercise price of $5.00 exercisable immediately through February 10, 2004. The underlying shares will have registration rights. The Company valued these options at $2,780,000 using the Black-Scholes Option pricing model with the following weighted average assumptions for the year ended December 31, 1999; risk free rate of 5%, dividend yield 0%, volatility 40% and expected life for options granted of 10 years. These options will be charged to operations over the term of the consulting agreement. In February 1999, 21,00 of such options were exercised.
F-10

[3]    Stock option plan:

In December 1997, the Board of Directors of the Company approved a Stock Option Plan (the 'Plan') which provides for the granting of up to 2,000,000 shares of common stock, pursuant to which officers, directors, key employees and key consultants/advisors are eligible to receive incentive, nonstatutory or reload stock options. Options granted under the Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. Options generally vest over five years.

In connection with certain consulting agreements (see Note C[1]) the Company granted an aggregate of 75,000 nonqualified options to purchase common stock under the Plan at an exercise price of $5.00 per share. The options vest 20% per annum and are exercisable through November 30, 2007. At December 31, 1999, 30,000 options are exercisable. The Company valued these options at $234,000 using the Black-Scholes Option pricing model with the following weighted average assumptions for the year ended December 31, 1997: risk-free interest rate of 5.91%, dividend yield 0%, volatility 40% and expected life for options granted of 10 years. The options are being amortized over the term of the consulting agreements.

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

At December 31, 1999, the weighted average exercise price of the outstanding options was $5.00 and the weighted average remaining life was 8 years.

At December 31, 1999, 1,545,000 options were available under the Plan.

[4]    Business consultant stock plan:

On June 1999, the Company adopted the Business Consultant Stock Plan (the 'Stock Plan'). The plan provides for up to 200,000 shares of common stock to be issued from time to time to consultants in exchange for services.

For the year ended December 31, 1999, 45,351 shares were issued to consultants in exchange for services and amounts owed to these consultants. The exchange was valued at the market value of the shares at the date of issuance. The Company issued 42,501 additional shares through March 14, 2000.

[5]    Noncash transaction:

During 1998, the Company granted 1,000 shares of common stock, valued at $3.00 per share, for services provided. During 1997, the Company granted 12,000 and 2,000 shares of common stock for services provided. The Company valued the shares at their fair value of $1.50 and $3.00 per share, respectively.

F-11

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999

Note H - Commitments and Other Matter
[1]    Lease:

In January 1998 the Company entered into an agreement with a stockholder/landlord, as amended to be effective upon the completion of the Company's private placement, to lease land and a building for one year at $52,500 per month. The agreement also provided for the right to purchase of land adjacent to the leased premises for one year after the effective date of the lease for $350,000.

The Company paid approximately $164,000 representing the first month's rent and rent deposits. On August 31, 1999, the Company and the stockholder terminated the lease agreement. The terminated noted that the first and last monthly payments previously paid by the Company constitute the total payment required to be made. As a result, the $164,000 was charged to operations during 1999.

[2]    Employment agreements:

The Company has entered into three employment agreements with stockholders for a period of three years, commencing on the first day of the month in which the Company receives the proceeds from an IPO. Two agreements each provide for salaries of $150,000 per year. The third agreement provides for a salary of $240,000 in the first year, $252,000 in the second year and $264,000 in the third year and provides for a minimum bonus of $15,000 per quarter for the duration of the agreement.

[3]    Arbitration:

During 1997 certain members of the Gleasman family were named in a lawsuit seeking monetary damages relating to the development of certain technology and related matters. The court stayed all aspects of the litigation and directed that the parties arbitrate such matters in dispute. The arbitration proceedings were conducted during 1998 and a decision on this matter was rendered in April 1999. The arbitrator issued a nonappealable decision which determined that the Gleasmans exclusively owned all the patents and the patents are exclusive patents of the Company. The arbitrator's decision also awarded the sum of $863,000 to be paid to McElroy Manufacturing, Inc. ('McElroy') by the Gleasmans out of royalties which they may receive and awarded McElroy a 20% interest in all royalties and other sums received by the Gleasmans. The Company was not a party to the arbitration.

In June 1999, McElroy filed an amended complaint in the United States District Court for the Northern District of Oklahoma seeking correction of the inventorship of the subject patents and that the Gleasmans immediately reimburse McElroy for its expense in the amount of $863,000 plus interest. In addition McElroy has demanded that Torvec pay out of proceeds generated by the sale of its stock the sums demanded of the Gleasmans.

Management of the Company believes that certain demands made by McElroy upon the Company constitute a complete misreading of the arbitrator's decision and are without merit since the contract was between the Gleasmans and McElroy, the Company did not participate in the arbitration proceedings and that the arbitrator's decision did not direct payment of any sums from the Company to McElroy.

Should the Company's position not prevail, it would have a significant adverse effect on the Company's financial position and results of operations. No provision for such contingency has been made in the financial statements.
F-12

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)     Identification of Directors, Executive Officers And Consultants

     The following table sets forth certain information about the current directors, executive officers of the Company and its consultants.

Name	Age	Position	Date of Election or Designation	Date of Termination or Resignation
Herbert H. Dobbs 448 West Maryknoll Road Rochester Hills, MI 48309	68	Chairman of the Board	02/20/98	*
Keith E. Gleasman 11 Pond View Drive Pittsford, NY 14534	52	Director; President and Consultant to Torvec, Inc.	02/26/96	*
Lee E. Sawyer 16 Williamsburg Lane Rolling Hills, CA 90274	58	Director	09/27/96	*
Morton A. Polster c/o Eugene Stephens & Associates 56 Windsor Street Rochester, NY 14605	72	Director, Secretary of Torvec, Inc.	09/27/96	*
James A. Gleasman 11 Pond View Drive Pittsford, NY 14534	59	Director; Consultant to Torvec, Inc.	02/20/98	*
Vernon E. Gleasman 11 Pond View Drive Pittsford, NY 14534	88	Consultant to Torvec, Inc.	12/01/97	*
Samuel M. Bronsky 6653 Main Street Williamsville, NY 14221	38	Chief Financial Officer	04/01/98	*

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

During his career he has:

  Worked as a manufacturing engineer.
  Worked as a design engineer in the aircraft and missile industry.
  Managed Army laboratories as a captain, lieutenant colonel and colonel.
  Organized, implemented and operated the theater-wide 'Red Ball Express' quick response supply system in Vietnam to get disabled weapons and other critical equipment repaired and back into combat as rapidly as possible.
  Done basic research on multi-phase turbulent fluid dynamics supporting development of the gas turbine primary power system now used in the M1 Abrams Main Battle Tank (MBT).
  Managed advanced development of the laser guided 155mm-artillery shell now known as the 'Copperhead'.
  Served in Taiwan as a member of the U.S. Military Assistance Advisory Group (MAAG) working with the Republic of China Army General Staff.
  Served as liaison officer between the Army and Air Force for development of the laser seeker for the Hellfire missile.
  Guided development of a new family of tactical vehicles for the Army, including the High Mobility Multipurpose Wheeled Vehicle (HMMWV) now known as the 'Hummer', which uses Vernon Gleasman's Torsen® differential.
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
  Designed a complete nationwide after-market program for the Torsen Differential, which included trade show participation for the largest after-market shows in the U.S.,SCORE and SEMA.
  Extensive after-market experience including pricing, distribution, sales catalogs, promotions, trade show booths designs and vehicle sponsorships.
  Responsible for over 300 articles in trade magazines highlighting the Torsen Differential (e.g., Popular Science, Auto Week, Motor Trend, Off-Road, and Four Wheeler).
  Designed FasTrack(tm) vehicle prototype, (from concept to asssembly).
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

3.

Morton A. Polster - Director; Secretary of Torvec Inc.

Partner in the intellectual property law firm of Eugene Stephens & Associates. Formerly, General Patent Counsel and, thereafter, Secretary and Corporate Counsel for Gleason Corporation (1969 - 1989) and prior to that, Patent Counsel for Eastman Kodak Corporation (1960 1969). While with Gleason Corporation, Mr. Polster represented Gleason when the latter purchased the Gleasman's Triple D, Inc., and exclusive rights to the Gleasman patents relating to the design and manufacture of the Torsen differentia el Kiki, Ltd. of Japan (now Zexel Corporation). While in private practice, since 1989, Mr. Polster represented Zexel Torsen, Inc., (subsidiary of Zexel Corp.), which was created to manage the manufacture and sale of Torsen Differentials. Mr. Polster has been patent counsel to the Gleasmans since 1989 and has been in charge of the preparation and execution of their U.S. and international patent protection.

4.

Lee E. Sawyer - Director

Over a 30-year career in the wholesale side of the automotive industry, Mr. Sawyer has worked for Ford in the technical training field and for Toyota in sales, marketing, motorsports and service. During the last ten years, he was part of the start-up teams that successfully launched Hyundai and Kia Motors America focusing on parts, service, quality assurance, fleet sales, public relations and consumer affairs policy, procedures and systems. During his career he has worked with the s

Ford Motor Company:

  As Ford's first field service engineer.
  Managed expanded Training Center with Ford, Lincoln-Mercury car and heavy truck classrooms, and taught Ford Shelby high performance curriculum.

Toyota Motor Sales USA:

  Established 12 service Training Centers.
  Computerized the national warranty system and established an expense control audit program.
  Managed sales, parts and service field force during a period in which sales increased 300%
  In 1979, introduced the Torsen® differential to Toyota
  Started Motorsports - hired factory race teams, coordinated race engine development, and conducted Long Beach Grand Prix and Pro-Celebrity Match Race. Results: 14 national championships.

Hyundai Motor America:

  Started national Service Department: warranty, quality assurance, consumer affairs, technical and management training.
  Managed public relation's activities, product introduction press previews, press releases and media interviews.

Kia Motors America:

  Consulted with Kia Korea re: establishing a car company in the USA.
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

5.   James A. Gleasman - Director; Consultant to Torvec, Inc.

    Life-long entrepreneur.
    Skilled in management, finance, strategic planning, organizing and marketing.
    Co-inventor of the Gleasman GSD-10 steer drive.
    Established manufacturing of the Torsen® Differential in Argentina, Brazil, etc.
    Principal at two of the family companies, raised capital, negotiated international, military and automotive contracts.
    Set business strategies for small company's dealings with large companies, including sale of family company to Gleason Corp., New York.
    Joint venture partner with Clayton Brokerage Co. of St. Louis, MO.
    Owned financial-consulting business.
    Negotiated with numerous Asian Corporations (including Mitsubishi and Mitsui).
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

Mr. Gleasman is co-inventor (with sons, James A. and Keith E. Gleasman) of the all-gear GSD-10 (a hydro-mechanical steering system for track vehicles); conceived and engineered the FasTrack(tm) vehicle (discussed below); and is inventor of the Torsen® differential now used in many passenger automobiles around the world such as: Porsche, Audi Quattro's, 8 car lines of Toyota (i.e., Lexus, Supra and RAV4), Mazda Miata and RX7, Chevrolet Camero, Pontiac Firebird, Oldsmobile Achieva, ). Mr. Gleasman was the winner of the Society of Automotive Engineers' 1983 Schwitzer Award for Most Innovative New Product at the Indianapolis 500; is listed in Who's Who in American Inventors 1990 Edition; and he has been nominated to the National Inventors Hall of Fame. His work is featured in the Theory of Machines and Mechanisms, McGraw-Hill, 1995 (Mr. Gleasman's Torsen® Differential is pictured on the jacket cover). He has been granted over 20 patents on gearing, differentials, and machi is the principal inventor on over 100 U.S. patents (as well as corresponding foreign patents), primarily automotive-related. Examples (U.S. patent numbers in parenthesis): hydraulic clutch transmission (2177213); hydraulic clutch for transmission (2226309); Bendix fuel direct engine injector valve and Bendix diesel engine starter (2450129); hydraulic variable-speed hydrostatic transmission (2471031); Vane-type fluid drive (2552167), hypoid differential (2628508); fluid transmission (2668417); White Motor White Motor; hydro-vector fuel-injector advance mechanism; catalytic converter for diesel trucks. He is also the inventor of non-freeze water meter, machine tools and other products. Early career: engineer at Bendix; and vice president manufacturing at White Motor, where engineering and management experience included designing and planning White's plant for manufacture of White 9000 heavy truck and organizing manufacturing and production of aircraft components for White's Aircraft division. Later, Mr. Gle ing Triple-D, Inc., sold to Gleason Corporation, Rochester, New York.

 and vice president manufacturing at White Motor, where engineering and management experience included designing and planning White's plant for manufacture of White 9000 heavy truck and organizing manufacturing and production of aircraft components for White's Aircraft division. Later, Mr. Gleasing Triple-D, Inc., sold to Gleason Corporation, Rochester, New York.

(c)     Family Relationships

     Vernon E. Gleasman is the father of James A. and Keith E. Gleasman. There are no other family relationships between any directors or executive officers of the Company, either by blood or by marriage.

(d)     Certain Proceedings Involving Certain Shareholders

     1.     On August 29, 1997, McElroy Manufacturing, Inc. of Tulsa, Oklahoma, and two MMI employees (collectively 'MMI'), initiated a lawsuit against Vernon and Keith Gleasman in the United States District Court for the Northern District of Oklahoma. The Company is not a party to this litigation. The plaintiffs seek money damages against the Gleasmans in the amount of $750,000 representing amounts MMI allegedly contributed to the development of hydraulic pump/motor prototypes and also allege that the two MMI employees should have been named as co-inventors on three patents.

          In responding to the MMI complaints, the Gleasmans requested dismissal of the complaint on the grounds that the claims relate to an Agreement dated October 10, 1991, entered into by MMI and the Gleasmans under which the parties agreed to arbitrate 'any controversy or claim arising out of or relating to this Agreement.' The Gleasmans also requested dismissal of the complaint on the additional grounds that the two individuals were not co-inventors and, even if they were, that pursuant to the Agreement the individuals and MMI assigned any and all interest they may have had in such patents and prototypes to the Gleasmans.

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

          Hearings were conducted before the arbitrator in 1998. On April 22, 1999, the arbitrator issued a nonappealable decision which determined that Vernon and Keith Gleasman exclusively owned all three patents, thereby confirming that these patents, which were assigned by them to Torvec, are the exclusive patents of the Company. The arbitrator's decision also awarded the sum of $862,699.61 to be paid to McElroy Manufacturing, Inc. ('McElroy') by the Gleasmans out of royalties which they may receive and awarded McElroy a 20% interest in all royalties and other sums received by the Gleasmans, the payment of such amounts to be due only as, if and when, royalties are paid to the Gleasmans. The Company was not and is not a party to the arbitration.

          On June 3, 1999, McElroy, by letter addressed to the Gleasmans' personal counsel, demanded that the Gleasmans reimburse McElroy immediately for its expenses in the amount of $862,699.61, plus interest, to be paid from any monies received by the Gleasmans on account of the subject patents including, but not limited to, 20 % of all royalties or monies received by the Gleasmans from the sale of shares of stock in the Company. Further, McElroy demanded that the Gleasmans correct inventorship of the subject patents by requesting the Commission of Patents & Trademarks to issue a Certificate of Correction adding A.H. 'Chip' McElroy, II and Dave Porter as co-inventors on the subject patents. While correction of inventorship was not addressed in the decision, such correction, if appropriate, is desirable and possible, and can be accomplished by application to the Commissioner of Patents and Trademarks. They do not contest the arbitrator's determination that the patents were assigned to the Gleasmans and are now owned by Torvec. In addition, McElroy has demanded that Torvec pay, out of proceeds generated by sale of its stock, the same sums demanded of the Gleasmans and notify any licensee, assignee or investor of McElroy's right to recover expenses and its 20% interest in monies received on account of the subject patents.

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

Item 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the aggregate compensation paid or accrued to the Company's Named Executive Officers and Consultants by the Company for services rendered during the fiscal year ending December 31, 1999:

	Annual Compensation		Long Term Compensation Awards
Name and Position	Salary	Consultants Fee	Options Granted	Stock Awards
Keith E. Gleasman President and Consultant	$0	$66,000(1)(4)	0	0
James A. Gleasman Consultant	$0	$35,000(2)(4)	0	0
Vernon E. Gleasman Consultant	$0	$60,000(3)(4)	0	0
Morton A. Polster Consultant	$0	$ 0(5)	0	6,231(6)

(1)     On December 1, 1997, the Company entered into a 3 year consulting agreement with Keith E. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the Company and its Plan of Operation in the capacity of Consultant to the Company. Under such agreement, Mr. Keith E. Gleasman shall receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the Company's Common Stock pursuant to the Company's 1998 Stock Option Plan. The Company accrued $84,000 in 1999 under this Agreement.

(2)     On December 1, 1997, the Company entered into a 3 year consulting agreement with James A. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the Company and its Plan of Operation in the capacity of Consultant to the Company. Under such agreement, Mr. James A. Gleasman shall receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the Company's Common Stock pursuant to the Company's 1998 Stock Option Plan. The Company accrued $115,000 in 1999 under this Agreement.

(3)      On December 1, 1997, the Company entered into a 3 year consulting agreement with Vernon E. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the Company and its Plan of Operation in the capacity of Consultant to the Company. Under such agreement, Mr. Vernon Gleasman shall receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the Company's Common Stock pursuant to the Company's 1998 Stock Option Plan. The Company accrued $90,000 in 1999 under this Agreement.

(4)     Each of the consulting agreements contain customary covenants prohibiting the consultant from disclosure of confidential information regarding the Company, its inventions and its products, and provisions confirming that all inventions conceived, made or developed by the consultant and relating to the business of the Company constitutes the sole property of the Company. Each of the consulting agreements contains covenants restricting the consultant from engaging in any activities competitive with the business of the Company during the terms of such agreements and for a period of two years after termination. Each of the consulting agreements also contain a provision that the benefits provided thereunder continue even if the consultant were to become unable to perform services for the Company during its term.

(5)     On February 6, 1998, the Company entered into a 3 year employment agreement with Morton A. Polster, commencing on the first day of the month in which the Company receives the proceeds from the completion of an initial public offering of its securities, under which he is obligated to devote substantially all of his business and professional time to the Company and its Plan of Operation in the capacity as Secretary and Legal and Patent Counsel of the Company. Under such agreement, Mr. Polster is entitled to receive a salary of $150,000 during the first year of the agreement, $150,000 during the second year and $150,000 during the last year. He is also entitled to certain employee benefits normally associated with employment such as vacation, health and disability insurance and was granted an option to purchase 100,000 shares of the Company's Common Stock pursuant to the Company's 1998 Stock Option Plan. The agreement is automatically renewable for an additional 3 years and may be terminated earlier by the employee upon 12 months notice or by the Company upon payment of a severance of 12 months base pay, except if the termination is for cause. Since the Company has not initiated an initial public offering, the employment agreement, by its terms, has not become effective.

(6)     During fiscal year 1999, Mr. Polster was paid 6,231 shares of the Company's common stock as remuneration for legal services rendered to the Company in connection with its patents.

     Herbert H. Dobbs is Chairman of the Company's Board of Directors. Lee E. Sawyer is a Director of the Company. Durings its fiscal year ending December 31, 1999, the Company did not renumerate either of them in such capacities.

     On February 6, 1998, the Company entered into a 3 year employment agreement with Herbert H. Dobbs, commencing on the first day of the month in which the Company receives the proceeds from the completion of an initial public offering of its securities, under which he is obligated to devote substantially all of his business and professional time to the Company and its Plan of Operation in the capacity as Chairman and Chief Executive Officer of the Company. Under such agreement, Herbert H. Dobbs is entitled to receive a salary of $150,000 during the first year of the agreement, $150,000 during the second year and $150,000 during the last year. He is also entitled to certain employee benefits normally associated with employment such as vacation, health and disability insurance and was granted an option to purchase 100,000 shares of the Company's Common Stock pursuant to the Company's 1998 Stock Option Plan. The agreement is automatically renewable for an additional 3 years and may be terminated earlier by the employee upon 12 months notice or by the Company upon payment of a severance of 12 months base pay, except if the termination is for cause. Since the Company has not initiated an initial public offering, the employment agreement, by its terms, has not become effective.

     On February 6, 1998, the Company entered into a 3 year employment agreement with Lee E. Sawyer, commencing on the first day of the month in which the Company receives the proceeds from the completion of an initial public offering of its securities, under which he is obligated to devote substantially all of his business and professional time to the Company and its Plan of Operation in the capacity as President and Chief Operating Officer of the Company. Under such agreement, Mr. Sawyer is entitled to receive a salary of $240,000 during the first year of the agreement, $252,000 during the second year and $264,000 during the last year and a minimum bonus of $15,000 per quarter during the agreement's term, with bonus increases determined by the Board of Directors depending upon such factors as performance, profitability and the financial condition of the Company. He is also entitled to certain employee benefits normally associated with employment such as vacation, health and disability insurance and was granted an option to purchase 180,000 shares of the Company's Common Stock pursuant to the Company's 1998 Stock Option Plan. The agreement is automatically renewable for an additional 3 years and may be terminated earlier by the employee upon 12 months notice or by the Company upon payment of a severance of 12 months base pay and minimum bonus, except if the termination is for cause. Since the Company has not initiated an initial public offering, the employment agreement, by its terms, has not become effective.

     Each of the employment agreements contain customary covenants prohibiting the employee from disclosure of confidential information regarding the Company, its inventions and its products, and provisions confirming that all inventions conceived, made or developed by the employee and relating to the business of the Company constitutes the sole property of the Company. Each of the employment agreements contains covenants restricting the employee from engaging in any activities competitive with the business of the Company during the terms of such agreements and for a period of two years after termination. Each of the employment agreements also contain a provision that the benefits provided thereunder continue even if the employee were to become unable to perform services for the Company during its term.

Option/SAR Grants in Last Fiscal Year

     The following table sets forth certain information for the Named Executive Officers as well as the Company's Consultants with respect to the grant of options to purchase Common Stock during the fiscal year ended December 31, 1999.

Name	Shares Underlying Options Granted	% of Options Granted to Employees	Exercise Price	Expiration Date
Keith E. Gleasman	0	0%	0	0
James A. Gleasman	0	0%	0	0
Vernon E. Gleasman	0	0%	0	0
Morton A. Polster	0	0%	0	0
Herbert H. Dobbs	0	0%	0	0
Lee E. Sawyer	0	0%	0	0

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth certain information for the Named Executive Officers as well as the Company's Consultants with respect to the exercise of options to purchase Common Stock during the fiscal year ended December 31, 1999 and the number and value of securities underlying unexercised options held by the Named Executive Officers as well as the Company's Consultants as of such date.

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 1999		Value of Unexercised In-the-Money Options at December 31, 1999(l)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Keith E. Gleasman	0	0	15,000	10,000	$ 18,750	$12,500
James A. Gleasman	0	0	15,000	10,000	$ 18,750	$12,500
Vernon E. Gleasman	0	0	15,000	10,000	$ 18,750	$12,500
Morton A. Polster	0	0	60,000	40,000	$ 75,000	$50,000
Lee E. Sawyer	0	0	108,000	72,000	$135,000	$90,000
Herbert H. Dobbs	0	0	60,000	40,000	$ 75,000	$50,000

  Calculated on the basis of the closing price for the Company's common stock on the over-the-counter market (OTCBB) for December 31, 1999 of $6.25 per share, minus the per share exercise price ($5.00) multiplied by the number of shares underlying the option.

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

     No options were granted under the Company's 1998 Stock Option Plan during the fiscal year ending December 31, 1999. No options granted under the Plan were exercised during fiscal year ended December 31, 1999 .

Business Consultants Stock Plan

     On June 2, 1999, the Company created a Business Consultants Stock Plan and reserved 200,000 shares of the Company's $.01 par value common stock, which may be issued from time to time to business consultants and advisors who provide bona fide services to the Company, provided that such services are not in connection with the offer or sale of securities of the Company in a capital raising transaction and do not directly or indirectly promote or maintain a market for the Company's securities.

     With respect to the actual issuance by the Company of shares for services rendered in accordance with the terms of the Plan, the per share value of such shares is equal to the closing price for the Company's common stock on a date which is one business day immediately prior to the issuance of the shares as quoted in the over-the-counter market (OTCBB).

     The Company registered the 200,000 shares reserved for issuance under the Business Consultants Stock Plan under the Securities Act of 1933, and the Registration Statement became effective on June 11, 1999. By virtue of such registration, business consultants, who are not affiliates of the Company, may immediately sell such shares in open market transactions without securities law restrictions.

     For the fiscal year ending December 31, 1999, the Company issued 45,351 shares of common stock under the Business Consultants Stock Plan. The Company has issued 42,501 additional shares through March 14, 2000 under the Plan .

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)     Security Ownership

          The following table sets forth as of December 31, 1999 certain information with respect to the beneficial ownership of the Common Stock of the Company by (i) each person known by the Company to own more than 5% of the outstanding shares of the Common Stock of the Company, each director, each executive officer, each consultant and (ii) all directors, executive officers and named consultants of the Company as a group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name and Address of Beneficial Owner	Position	Number of Shares Owned(1)	Percent of Shares Owned
Herbert H. Dobbs 448 West Maryknoll Road Rochester Hills, Michigan 48309	Chairman of the Board of Directors	440,000(2)	2.08%
Keith E. Gleasman 11 Pond View Drive Pittsford, New York 14534	Director; President and Consultant to Torvec, Inc.	5,518,979(3)	26.21%
Lee E. Sawyer 16 Williamsburg Lane Rolling Hills, California 90274	Director	393,000(4)	1.85%
Morton A. Polster c/o Eugene Stephens & Associates 56 Windsor Street Rochester, New York 14605	Director; Secretary of Torvec, Inc.	321,831(5)	1.52%
James A. Gleasman 11 Pond View Drive Pittsford, NY 14534	Director; Consultant to Torvec, Inc.	5,504,608(6)	26.14%
Vernon E. Gleasman 11 Pond View Drive Pittsford, NY 14534	Consultant to Torvec, Inc.	5,503,133(7)	26.13%
Samuel M. Bronsky 6653 Main Street Williamsville, NY 14221	Chief Financial Officer	1,000	Less Than 1%
All Executive Officers and Directors as a Group (7 persons)		17,683,643(8)	82.94

1.     Except as indicated in the footnotes to this table, the Company believes that all the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. In accordance with the rules of the Commission, a person or entity is deemed to be the beneficial owner of securities that can be acquired by such person or entity within 60 days from December 31, 1999 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of December 31, 1999 have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership. Percentages herein assume a base of 21,043,137 shares of Common Stock outstanding as of December 31, 1999.

2.     Includes 60,000 shares which may be purchased through the exercise of an option granted in connection with his employment agreement, exercisable at $5.00 per share. In May, 1998, Mr. Dobbs entered into option agreements pursuant to which related parties have the right to purchase 360,000 shares of the Company's Common Stock from him at an exercise price of $5.00 per share at any time during a ten year option term.

3.     Includes 15,000 shares which may be purchased through the exercise of an option granted in connection with his consulting agreement, exercisable at $5.00 per share. In December, 1997, Mr. Gleasman entered into option agreements pursuant to which related parties have the right to purchase 300,000 shares of the Company's Common Stock from him at an exercise price of $5.00 per share at any time during a ten year option term.

4.     Includes 108,000 shares which may be purchased through the exercise of an option granted in connection with his employment agreement, exercisable at $5.00 per share.

5.     Includes 60,000 shares which may be purchased through the exercise of an option granted in connection with his employment agreement, exercisable at $5.00 per share.

6.     Includes 15,000 shares which may be purchased through the exercise of an option granted in connection with his consulting agreement, exercisable at $5.00 per share. In November, December 1997, Mr. Gleasman entered into option agreements pursuant to which related parties have the right to purchase 364,000 shares of the Company's Common Stock from him at an exercise price of $5.00 per share at any time during a 10 year option term.

7.     Includes 1,744,066 shares attributable to ownership by Mr. Gleasman's wife. Includes 15,000 shares which may be purchased through the exercise of an option granted in connection with his consulting agreement, exercisable at $5.00 per share. In December, 1997, Mr. Gleasman entered into option agreements pursuant to which related parties have the right to purchase 2,000,000 shares of the Company's Common Stock from him at an exercise price of $5.00 per share at any time during a 10 year option term.

8.     Includes an aggregate 273,000 shares which may be purchased through the exercise of options granted in connection with employment and consulting agreements, exercisable at $5.00 per share.
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

          On March 26, 1999, Keith and James Gleasman each purchased 26,000 shares of the Company's common stock at $10.00 per share under the Company's private placement. On June 25, 1999, Keith and James Gleasman each purchased 9,500 shares of the Company'scommon stock at $10.00 per share under the Company's private placement. On August 9, 1999, Keith Gleasman purchased 4,870 shares and James Gleasman purchased 3,500 shares at $10.00 per share under the Company's private placement.

          Mr. Morton A. Polster, a director of the Company and its Secretary, has been Patent Counsel to the Gleasman family since 1989 and has been in charge of the preparation and execution of the Gleasmans' and now the Company's U.S. and international patent protection. Mr. Polster received 291,600 shares of the Company's Common Stock at the inception of the Company. See Page 32 of this Annual Report for a discussion of the shares received during fiscal 1999 under the Company's Business Consultants Stock Plan.

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
(3) 3.1 3.2 (4) (9)

Articles of incorporation, By-laws

Certificate of Incorporation incorporated by reference to Form 10-SB/A,
Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

By-laws incorporated by reference to Form 10-SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g)
of the Securities Exchange Act of 1934;

Instruments defining the rights of security holders, including indentures
Not Applicable

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

(ii) (iii)

The Company's 1998 Stock Option Plan and relative Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;
The Company's Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the
Company's $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999.

(11) (13) (16) (18) (21)

Statement re: computation of per share earnings (loss)

Annual or quarterly Annual or quarterly reports, Form 10-Q Letter re:
unaudited interim financial information
Not applicable

Letter on change in certifying accountant
Not Applicable

Letter re change in accounting principles
Not applicable

Subsidiaries of the registrant
None

(22) (23) (24) (27) (99)

Published report regarding matters submitted to vote of security holders
Not applicable

Consents of experts and counsel

23.1    Richard A. Eisner & Company, LLP

Power of attorney
Not applicable

Financial data schedule

Additional exhibits
Not applicable

(b)     Reports Filed on 8-K

          On June 9, 1999, the Company filed a Current Report under cover of Form 8-K to disclose the receipt of a letter demanding the Company pay out of the proceeds of its stock sales, amounts demanded by MMI against Vernon and Keith Gleasman.

(c)     Forward Looking Information

          This Annual Report contains forward-looking statements that are based on current expectations, estimates and projections about the Company and its plans for future operation as well as management's beliefs and assumptions. Words such as 'expects,' 'anticipates,' 'intends,' 'plans,' 'believes,' 'seeks,' 'estimates,' variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ('Future Factors') which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                                                                                       TORVEC, INC.

Date: March 29, 2000                                                   By:     /S/KEITH E. GLEASMAN
                                                                                                Keith E. Gleasman, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2000                                                By:     /S/HERBERT H. DOBBS
                                                                                              Herbert H. Dobbs, Chairman of the Board of Directors

Dated: March 29, 2000                                                By:     /S/KEITH E. GLEASMAN
                                                                                             Keith E. Gleasman, Director and President

Dated: March 29, 2000                                                By:      /S/LEE E. SAWYER
                                                                                             Lee E. Sawyer, Director

Dated: March 29, 2000                                               By:     /S/MORTON A. POLSTER
                                                                                            Morton A. Polster, Director; Secretary

Dated: March 29, 2000                                               By:     /S/JAMES A. GLEASMAN
                                                                                           James A. Gleasman, Director; Consultant

Dated: March 29, 2000                                               By:     /S/SAMUEL M. BRONSKY
                                                                                           Samuel M. Bronsky, Chief Financial Officer

EXHIBIT INDEX

Exhibit                                                                                                 Page Number
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession Not Applicable
(3) 3.1 3.2 (4) (9)

Articles of incorporation, By-laws

Certificate of Incorporation incorporated by reference to Form 10-SB/A,
Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

By-laws incorporated by reference to Form 10-SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the
Securities Exchange Act of 1934;

Instruments defining the rights of security holders, including indentures

Not Applicable

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

(11) (13) (16) (18) (21) (22) (23) (24) (27) (99)
  The Company's 1998 Stock Option Plan and relative Stock Options
  Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;
  The Company's Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the
  Company's $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999.

  Statement re: computation of per share earnings (loss)

  Annual or quarterly Annual or quarterly reports, Form 10-Q Letter re:
  unaudited interim financial information

  Not applicable

  Letter on change in certifying accountant

  Not Applicable

  Letter re change in accounting principles

  Not applicable

  Subsidiaries of the registrant

  None

  Published report regarding matters submitted to vote of security holders

  Not applicable

  Consents of experts and counsel

  23.1    Richard A. Eisner & Company, LLP

  Power of attorney

  Not applicable

  Financial data schedule

  Additional exhibits

  Not applicable
44 45

EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-80443) and Form S-8 (No. 333-69123), of Torvec, Inc. of our report dated March 2, 2000, which is included in the annual report on Form 10-KSB for the year ended December 31, 1999.

/S/ RICHARD A. EISNER & COMPANY, LLP

Richard A. Eisner & Company, LLP

New York, New York
March 29, 2000

FINANCIAL DATA SCHEDULE

12/31/99

PERIOD TYPE
FISCAL-YEAR-END
PERIOD-START
PERIOD-END
CASH
SECURITIES
RECEIVABLES
ALLOWANCES
INVENTORY
CURRENT-ASSETS
EQUIPMENT
DEPRECIATION
TOTAL-ASSETS
CURRENT-LIABILITIES
BONDS
PREFERRED-MANDATORY
PREFERRED
COMMON
OTHER-SE
TOTAL-LIABILITY-AND-EQUITY
SALES
TOTAL-REVENUES
CGS
TOTAL-COSTS
OTHER-EXPENSES
LOSS-PROVISION
INTEREST-EXPENSE
INCOME-PRETAX
INCOME-TAX
INCOME-CONTINUING
DISCONTINUED
EXTRAORDINARY
CHANGES
NET-INCOME
EPS-BASIC
EPS-DILUTED

YEAR
DEC-31-1999
JAN-01-1999
DEC-31-1999
183,000
0
0
0
0
0
62,000
24,000
221,000
531,000
0
0
0
210,000
(535,000)
325,000
0
0
0
4,788,000
4,788,000
0
0
(4,788,000)
0
(4,788,000)
0
0
0
(4,788,000)
(.23)
(.23)