Form 10QSB
period 2000-03-31
TORVEC INC
filed 2000-05-15
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                     March 31, 2000

OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2000 to March 31, 2000

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

                   YES  [ X ]               NO [      ]

As of March 31, 2000, there were outstanding 21,129,959 shares of the Company's Common Stock, $.01 Par Value. Options for 809,000 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)

INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 1999 and March 31, 2000 (unaudited)	3
	Torvec, Inc. Condensed Statements of Operations - Three Months Ended March 31, 2000 (unaudited), Three Months Ended March 31, 1999 (unaudited), September 25, 1996 (Inception) through March 31, 2000 (unaudited)	4
	Torvec, Inc. Condensed Statements of Cash Flows - Three Months Ended March 31, 2000 (unaudited), Three Months Ended March 31, 1999 (unaudited), September 25, 1996 (Inception) through March 31, 2000 (unaudited)	5
	Notes to Financial Statements	6
Item 2.	Plan of Operation	9
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13
SIGNATURE PAGE		16
EXHIBIT INDEX		17

TORVEC, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	March 31, 2000 (Unaudited)	December 31, 1999
ASSETS CURRENT ASSETS Cash	$184,000	$183,000
Total Current Assets	184,000	183,000
PROPERTY AND EQUIPMENT
Office Equipment Transportation equipment	9,000 53,000 62,000	9,000 53,000 62,000
LESS: ACCUMULATED DEPRECIATION	27,000	24,000
OTHER ASSETS	35,000	38,000
Total Assets	$219,000 =======	$221,000 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES Current maturities of long-term debt Accounts payable and accrued expenses Consulting fees payable to related parties	$6,000 0 499,000	$6,000 104,000 421,000
Total Current Liabilities	505,000	531,000
LONG TERM LIABILITIES Long-term debt, net of current maturities	13,000	15,000
STOCKHOLDERS' EQUITY	518,000	546,000

       Common stock, $.01 par value, 40,000,000
          shares authorized, 21,129,959 and
          21,043,137 issued and outstanding at
          March 31, 2000 and December 31,
          1999, respectively
        Additional paid in capital
        Unearned compensatory stock options
        Accumulated deficit

	211,000 8,642,000 (52,000) (9,100,000)	210,000 8,221,000 (435,000) (8,321,000)
Total Stockholders' Equity	(299,000)	(325,000)
Total Liabilities and Stockholders' Equity	$219,000 ========	$221,000 ========

See Notes to Financial Statements

TORVEC, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2000 Unaudited	Three Months Ended March 31, 1999 (Unaudited)	September 25, 1996 (Inception) Through March 31, 2000 (Unaudited)
COSTS AND EXPENSES Research and development General and administrative	$100,000 679,000 -----------------	$428,000 692,000 ---------------	$2,413,000 6,687,000 ----------------
Net Loss	(779,000) ==========	($1,120,000) =========	($9,100,000) ==========
Basic and Diluted Loss Per Share	(.04) ==========	(0.05) =========
Weighted average number of shares of common stock - basic and diluted	21,059,000 ==========	20,846,000 ==========

See Notes to Financial Statements

TORVEC, INC. (A Development Stage Company) CONDENSED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2000 Unaudited	Three Months Ended March 31, 1999 Unaudited	September 25, 1996 (inception) Through March 31, 2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss
     Adjustment to reconcile net income
     to net cash provided by operating activities:
        Depreciation
        Compensation expense attributable
           to common stock options
        Common stock issued for services,
            advertising, and promotion

        Contribution of services
        Changes in other current assets
           and current liabilities:
        Increase/(decrease) in accounts payable
        and accrued expenses

       Net cash (used in) operating activities

	($779,000) 3,000 383,000 221,000 0 (25,000) _________ (197,000)	($1,120,000) 3,000 544,000 0 0 (148,000) __________ (721,000)	($9,100,000) 27,000 4,461,000 958,000 54,000 0 499,000 ---------------- (3,101,000)

CASH FLOWS FROM INVESTING ACTIVITIES: Purchase of property and equipment Net cash (used in) investing activities	0 _________ 0	0 __________ 0	(62,000) _________ (62,000)
CASH FLOWS FROM FINANCING ACTIVITIES: Proceeds from sale of common stock Proceeds from long-term borrowings Repayment of long-term borrowings Distributions Net Cash provided by financing activities	200,000 0 (2,000) 0 _________ 198,000 _________	750,00 0 (2,000) 0 __________ 748,000 __________	3,693,000 29,000 (10,000) (365,000) __________ 3,347,000 __________

NET INCREASE IN CASH	1,000	27,000	184,000
CASH - BEGINNING OF PERIOD	183,000 _________	30,000 __________	0 __________
CASH - END OF PERIOD	$184,000 ========	$57,000 =========	$184,000 =========

See Notes to Financial Statements

TORVEC, INC. NOTES TO FINANCIAL STATEMENTS March 31, 2000

Note 1 Financial Statement Presentation

The information contained herein with respect to the three month periods ended March 31, 2000 and March 31, 1999 and the period from September 25, 1996 (inception) through March 31, 2000 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include information and footnotes required by generally accepted accounting principles for financial statements. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three month periods ended March 31, 2000 and 1999, and since inception. The results are not necessarily indicative of results to be expected for the year.

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

Note 4 Related Party Transactions

The Company has entered into consulting agreements with members of the Gleasman family. Included in research and development and general and administrative expenses for the periods ending March 31, 2000 and March 31, 1999 is $113,000 and $113,000 respectively for consulting expenses.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2000

Note 5 Private Placement

The Company commenced a private placement in May 1998 to sell its common stock at a price of $5.00 per share. On September 21, 1998 the offering price of the private placement was increased to $10.00 per share. The private placement terminated on November 30, 1999. The Company raised $200,000 from private sources during the three months ended March 31, 2000.

Note 6 Stock Options

On February 10, 1999, the Company entered into a one-year agreement with two consultants to provide financial and public relation services. In connection therewith 375,000 of previously granted warrants were cancelled and the Company granted 375,000 options at an exercise price of $5.00 exercisable immediately through February 10, 2004. The underlying shares will have registration rights. The Company valued these options at $2,780,000 which will be charged to operations over the term of the consulting agreement.

Note 7 Long-Term Debt

Long-term debt at September 30, 1999 consisted of a note payable in monthly installments of $610 including interest at 10.13% through March, 2003. The note is secured by transportation equipment.

Note 8 Consultant Stock Plan

On June 2, 1999, the Company adopted the Business Consultant Stock Plan. The plan provides for up to 200,000 shares of common stock to be issued from time to time to consultants in exchange for services. During the three months ended March 31, 2000, 42,501 shares were issued to consultants in exchange for services and amounts owed to those consultants. The exchange was valued at the market value of the shares at the date of the grant.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2000

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

TORVEC, INC.

PLAN OF OPERATION

          The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate", "expect" and similar expressions as they relate to the Company or its management are intended to identity such forward-looking statement. The Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any further period.

          Torvec, Inc. a New York State corporation (the Company) was duly organized on September 25, 1996. The Company is in the development stage, and its efforts have been principally devoted to research and development activities and organizational efforts.

          The Company's present business strategy relating to its products is (1) to provide developing country FasTrack vehicle models for marketing to potential Asian, African, South and Central American joint venture partners; (2) to complete the installation of the Company's infinitely variable transmissions into diesel-powered trucks for appropriate testing by national and state environmental agencies in the U.S. and other countries to quantify exact fuel savings and emissions levels and to determine its potential effect on the worldwide problem of diesel engine pollutants; (3) to complete the installation of the infinitely variable transmission into the best selling automobile of a major U.S automaker that has an agreement with the Company for an exclusive "first look" at the transmission for gasoline engine passenger cars, providing data on gasoline engine fuel mileage and emission levels; (4) to promote worldwide use of the infinitely variable transmissions for reducing diesel/gasoline engine pollution; (5) to enter into appropriate licensing/joint working arrangements for all of the Company's products (the FasTrack vehicle, infinitely variable transmission, hydraulic pump/motor, constant velocity joint, and spherical gearing); (6) to obtain patent protection on at least four new developments and improvements related to the Company's products described above.

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

           In August, 1999, the Company established a working relationship with an international export company to solicit expressions of interest for its FasTrack™ vehicle to form potential worldwide governmental and institutional customers.

          The Company is also investigating the possibility of manufacturing the FasTrack™ vehicle itself. The Company is actively engaged in discussions with officials representing the City of Rochester, New York on the feasibility of locating a manufacturing facility for the Fastrack vehicle in Rochester, New York. To this end, the Company has and is investigating potential manufacturing sites in Rochester and has engaged in preliminary discussions with the City and a number of financial institutions to formulate a financial package which, together with government-based incentives, will enable the Company to pursue this approach to the actual production of the vehicle. The Company believes that it will need at least 12 to 15 million dollars in order to pursue this possibility and management is presently investigating ways in which to acquire such monies including additional equity and/or debt financing.

          On April 25, 2000, the Company inaugurated its website, www.torvec.com, for marketing, sales, education and information relating to the Company' s products. Potential customers for the Fastrack ™ may access the website to order the vehicle by depositing 10% towards the purchase price.

          The Company commenced a private placement in May 1998 to sell 1,500,000 shares of its common stock at a price of $5.00 per share. On September 21, 1998 the offering price of the private placement was increased to $10.00 per share. On November 30, 1999, the private placement was terminated. The Company raised $200,000 from private sources during the quarter ended March 31, 2000. Management believes that such funds, plus additional private funds, will be sufficient to sustain the Company's Plan of Operation for the next quarter.

          The net loss as of March 31, 2000 as compared to March 31, 1999 includes the amortization of unearned compensatory stock. The amortization, which is a non cash item, amounted to $383,000 for the three months ended March 31, 2000, compared to $544,000 for the three months ended March 31, 1999. Also, included are consulting fees for Research and Development and general and administrative expenses in the amounts of $113,000 and $113,000 respectively, payable to the Gleasman family. These expenses have been projected by management, and will continue to increase as the Company continues on its Plan of Operation.

         Research and development expenses were $100,000 for the three months ended 2000 compared to $428,000 for the same period in 1999, a decrease of $328,000 primarily due to the production of a prototype Fastrack vehicle in 1999.

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

On June 15, 1999, McElroy filed its amended complaint in the United States District Court for the Northern District of Oklahoma. There were two causes of action. The first cause of action seeks correction of the inventorship of the subject patents. The second cause of action seeks an order confirming the arbitrator's award and, in addition, seeks an order directing that the Gleasmans reimburse McElroy immediately for its expenses in the amount of $862,699.61 plus interest accruing from the date of the arbitrator 's award.

On March 31, 2000, the Court remanded the case to the arbitrator to clarify certain ambiguities regarding the payment and terms of the original award.

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

TORVEC, INC.
DATE:	May 15, 2000	By:	/S/ KEITH E. GLEASMAN Keith E. Gleasman President

DATE:	May 15, 2000	By:	/S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial Officer

Exhibit	EXHIBIT INDEX	Page
2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession	N/A
3.	Articles of incorporation, By-Laws

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

10.2   Termination of Neri Service and Space Agreement dated
August 31, 1999, incorporated by reference to Form 10-QSB
filed for the quarter ended September 30, 1999

N/A N/A
11.	Statement re computation of per share earnings (loss)	N/A
15.	Letter re unaudited interim financial information	N/A
18.	Letter re change in accounting principles	N/A
19.	Report furnished to security holders	N/A
22.	Published report regarding matters submitted to vote of security holders	N/A
23.	Consents of experts and counsel	N/A
24.	Power of attorney	N/A
27.	Financial data schedule	18
99.	Additional exhibits 17	N/A

EXHIBIT 27

TORVEC, INC.

FINANCIAL DATA SCHEDULE

3/31/2000

PERIOD-TYPE
FISCAL-YEAR-END
PERIOD-START
PERIOD-END
CASH
SECURITIES
RECEIVABLES
ALLOWANCES
INVENTORY
CURRENT-ASSETS
EQUIPMENT
DEPRECIATION
TOTAL-ASSETS
CURRENT-LIABILITIES
BONDS
PREFERRED-MANDATORY
PREFERRED
COMMON
OTHER-SE
TOTAL-LIABILITY-AND-EQUITY
SALES
TOTAL-REVENUES
CGS
TOTAL-COSTS
OTHER-EXPENSES
LOSS-PROVISION
INTEREST-EXPENSE
INCOME-PRETAX
INCOME-TAX
INCOME-CONTINUING
DISCONTINUED
EXTRAORDINARY
CHANGES
NET-INCOME
EPS-BASIC
EPS-DILUTED

YEAR
March-31-2000
Jan-01-2000
March-31-2000
184,000
0
0
0
0
184,000
62,000
27,000
219,000
505,000
0
0
0
211,000
(510,000)
(299,000)
0
0
0
779,000
779,000
0
0
(779,000)
0
(779,000)
0
0
0
(779,000)
(.04)
(.04)