Form 10QSB
period 2000-06-30
TORVEC INC
filed 2000-08-14
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                     June 30, 2000

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

                   YES  [ X ]               NO [      ]

As of June 30, 2000, there were outstanding 21,307,931 shares of the Company's Common Stock, $.01 Par Value. Options for 809,000 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.
(A Development Stage Company)
INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 1999 and June 30, 2000 (unaudited)	3
	Torvec, Inc. Condensed Statements of Operations - Three Months Ended June 30, 2000 (unaudited), Three Months Ended June 30, 1999 (unaudited), Six Months Ended June 30, 2000 (unaudited) Six Months Ended June 30, 1999 (unaudited) September 25, 1996 (Inception) through June 30, 2000 (unaudited)	4
	Torvec, Inc. Condensed Statements of Cash Flows - Three Months Ended June 30, 2000 (unaudited), Three Months Ended June 30, 1999 (unaudited), September 25, 1996 (Inception) through June 30, 2000 (unaudited)	5
	Notes to Financial Statements	6
Item 2.	Plan of Operation	9
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13
SIGNATURE PAGE		16
EXHIBIT INDEX		17

TORVEC, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	June 30, 2000 (Unaudited)	December 31, 1999
ASSETS CURRENT ASSETS Cash Subscriptions receivable (subsequently collected)	$ 41,000 300,000	$183,000 0
Total Current Assets	341,000	183,000
PROPERTY AND EQUIPMENT
Office equipment Transportation equipment	9,000 53,000 62,000	9,000 53,000 62,000
LESS: ACCUMULATED DEPRECIATION	30,000	24,000
	32,000	38,000
Total Assets	$373,000 ========	$221,000 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES Accounts payable and accrued expenses Consulting fees payable to related parties Current maturities of long-term debt Deferred revenue-short-term	$ 0 586,000 6,000 21,000	$104,000 421,000 6,000 0
Total Current Liabilities	613,000	531,000
LONG TERM LIABILITIES Long-term debt, net of current maturities Deferred revenue-long-term	12,000 129,000	15,000 0
	754,000	546,000

STOCKHOLDERS' EQUITY
        Common stock, $.01 par value, 40,000,000
             shares authorized, 21,284,680 and
             21,043,137 issued and outstanding at
             June 30, 2000 and December 31,
             1999, respectively
        Additional paid in capital
        Unearned compensatory stock options
        Accumulated deficit
        Subscription receivable

	213,000 9,152,000 (33,000) (9,513,000) (200,000)	210,000 8,221,000 (435,000) (8,321,000) 0
Total Stockholders' Equity	(381,000)	(325,000)
Total Liabilities and Stockholders' Equity	$ 373,000 ==========	$ 221,000 ==========

See Notes to Financial Statements

TORVEC, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended June 30, 2000	Three Months Ended June 30, 1999	Six Months Ended June 30, 2000	Six Months Ended June 30, 1999	September 25, 1996 (Inception) Through June 30, 2000
COSTS AND EXPENSES Research and development General and administrative	$117,000 296,000 -----------------	$213,000 942,000 -----------------	$217,000 975,000 -----------------	$641,000 1,634,000 -----------------	$2,530,000 6,983,000 -------------------
Net Loss	($413,000) ==========	($1,155,000) ==========	($1,192,000) ==========	($2,275,000) ==========	($9,513,000) ===========
Basic and Diluted Loss Per Share	($.02) ==========	($0.06) ==========	($0.06) ==========	(0.11) ==========
Weighted average number of shares of common stock - basic and diluted	21,165,000 ==========	($20,891,000) ==========	($21,112,000) ==========	20,972,000 ==========

See Notes to Financial Statements

TORVEC, INC. (A Development Stage Company) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended June 30, 2000	Six Months Ended June 30, 1999	September 25, 1996 (inception) Through June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss
     Adjustment to reconcile net income
     to net cash provided by operating activities:
        Depreciation
        Compensation expense attributable
           to common stock options
        Common stock issued for services
        Contribution of services
        Changes in other current assets
           and current liabilities:
        (Increase)/decrease in other assets
        Increase/(decrease) in accounts payable
        and accrued expenses

       Net cash (used in) operating activities

	($1,192,000) 6,000 402,000 383,000 62,000 _________ (339,000)	($2,275,000) 6,000 1,384,000 158,000 (221,000) __________ (948,000)	($9,513,000) 30,000 4,480,000 1,120,000 54,000 586,000 ___________ (3,243,000)

CASH FLOWS FROM INVESTING ACTIVITIES: Purchase of property and equipment Net cash (used in) investing activities	0 0	0 0	(62,000) (62,000)
CASH FLOWS FROM FINANCING ACTIVITIES: Proceeds from sale of common stock Proceeds from long-term borrowings Repayment of long-term borrowings Distributions Net cash provided by financing activities	200,000 0 (3,000) _________ 197,000 _________	940,00 0 (3,000) __________ 937,000 __________	3,693,000 29,000 (11,000) (365,000) 3,346,000 __________

NET INCREASE (DECREASE) IN CASH	(142,000)	(11,000)	41,000
CASH - BEGINNING OF PERIOD	183,000 _________	30,000 __________	0 __________
CASH - END OF PERIOD	$41,000 ========	$19,000 =========	$41,000 =========

See Notes to Financial Statements

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2000

Note 1 Financial Statement Presentation

The information contained herein with respect to the six month periods ended June 30, 2000 and June 30, 1999 and the period from September 25, 1996 (inception) through June 30, 2000 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include information and footnotes required by generally accepted accounting principles for financial statements. Included are the adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the six month periods ended June 30, 2000 and 1999, and since inception. The results are not necessarily indicative of results to be expected for the year.

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

Note 4 Related Party Transactions

The Company has entered into consulting agreements with members of the Gleasman family. Included in research and development and general and administrative expenses for the periods ending June 30, 2000 and June 30, 1999 is $225,000 and $225,000 respectively for consulting expenses.

Note 5 Private Placement

The Company commenced a private placement in May 1998 to sell its common stock at a price of $5.00 per share. On September 21, 1998 the offering price of the private placement was increased to $10.00 per share. During the three months ended March 31, 2000 the Company raised $200,000 at $4.50 per share. During the three months ended June 30, 2000, the Company sold 100,000 shares to a stockholder at $5.00 per share and entered into a license agreement with Variable Gear LLC, an entity owned 51% by the st

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2000

Note 6 Stock Options

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

Note 7 Deferred Revenue

During the current quarter the Company signed a seven-year licensing agreement in the amount of $150,000. (See Note 5) The revenue is being recognized over seven years and the unrecognized portion is classified as deferred revenue.

Note 8 Long-Term Debt

Long-term debt at June 30, 2000 consisted of a note payable in monthly installments of $610 including interest at 10.13% through March, 2003. The note is secured by transportation equipment.

Note 9 Consultant Stock Plan

On June 2, 1999, the Company adopted the Business Consultant Stock Plan. The plan provides for up to 200,000 shares of common stock to be issued from time to time to consultants in exchange for services. During the six months ended June 30, 2000, 97,222 shares were issued to consultants in exchange for services and amounts owed to those consultants. The exchange was valued at the fair value of the shares at the date of the grant.

Note 10 Arbitration

During 1997 certain members of the Gleasman family were named in a lawsuit seeking monetary damages of $750,000 relating to the development of certain technology and related matters. In February, 1998 the court stayed all aspects of the litigation and directed the parties to arbitrate such matters in dispute. On April 22, 1999, the arbitrator issued a nonappealable decision which

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2000

determined that Vernon and Keith Gleasman exclusively owned all of the patents in question, thereby confirming that these patents, which were assigned by them to Torvec, are the exclusive patents of the Company. The arbitrator' s decision also awarded certain sums of money to McElroy Manufacturing, Inc. ("McElroy") and a 20% interest in a certain royalties received by the Gleasmans, the payment of such amounts to be due only as, if and when, royalties are paid to the Gleasmans. The Company was not and is not a party to the arbitration.

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

On March 31, 2000, the court issued an order that the arbitrator clarify certain aspects of his April 22, 1999 decision. On July 10, 2000, the arbitrator issued an "Addendum and Clarification Memorandum" awarding $360,000 to McElroy in partial reimbursement of its expenses. This amount is to be paid by Vernon and Keith Gleasman, not the Company.

TORVEC, INC.

PLAN OF OPERATION

          The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate", "expect" and similar expressions as they relate to the Company or its management are intended to identity such forward-looking statements. The Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any further period.

          Torvec, Inc. a New York State business corporation (the Company) was duly organized on September 25, 1996. The Company is in the development stage, and its efforts have been principally devoted to research and development activities and organizational efforts.

          The Company's present business strategy relating to its products is (1) to provide developing country FasTrack vehicle models for marketing to potential Asian, African, South and Central American joint venture partners; (2) to complete the installation of the Company's infinitely variable transmission into diesel-powered trucks for appropriate testing by national and state environmental agencies in the U.S. and other countries to quantify exact fuel savings and emissions levels and to determine its potential effect on the worldwide problem of diesel engine pollutants; (3) to complete the installation of the infinitely variable transmission into the best selling automobile of a major U.S automaker that has an agreement with the Company for an exclusive "first look" at the transmission for gasoline engine passenger cars, providing data on gasoline engine fuel mileage and emission levels; (4) to promote worldwide use of the infinitely variable transmissions for reducing diesel/gasoline engine pollution; (5) to enter into appropriate licensing/joint working arrangements for all of the Company's products (the FasTrack vehicle, infinitely variable transmission, hydraulic pump/motor, constant velocity joint, and spherical gearing); (6) to obtain patent protection on at least four new developments and improvements related to the Company's products described above.

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

          On April 25, 2000, the Company inaugurated its website, www.torvec.com, for marketing, sales, education and information relating to the Company's products. Potential customers for the Fastrack ™ may access the website to order the vehicle by depositing 10% towards the purchase price.

          On June 29, 2000, the Company announced that it is licensing its patented steer drive and infinitely variable transmission to Variable Gear, LLC for the global air and marine markets. Variable Gear will pay the Company 4% royalities for 7 years after which the Company can repurchase the license. Variable Gear is owned 51% by Robert C. Horton, Chairman and CEO of Ultrafab, Inc. and a Company shareholder. The Company owns the remaining 49%.

          The Company commenced a private placement in May 1998 to sell 1,500,000 shares of its common stock at a price of $5.00 per share. On September 21, 1998 the offering price of the private placement was increased to $10.00 per share. On November 30, 1999, the private placement was terminated. The Company raised $500,000 from private sources during the six months ended June 30, 2000. Management believes that such funds, plus additional private funds, will be sufficient to sustain the Company's Plan of Operation for the next quarter.

          The net loss as of June 30, 2000 as compared to June 30, 1999 includes the amortization of unearned compensatory stock. The amortization, which is a non-cash item, amounted to $402,000 for the six months ended June 30, 2000, compared to $1,384,000 for the six months ended June 30, 1999. Also, included are consulting fees for Research and Development and general and administrative expenses in the amounts of $225,000 and $225,000 respectively, payable to the Gleasman family. These expenses have been projected by management, and will continue to increase as the Company continues on its Plan of Operation.

          Research and development expenses were $217,000 for the six months ended June 30, 2000 compared to $641,000 for the same period in 1999, a decrease of $424,000 primarily due to the production of a prototype Fastrack vehicle in 1999.

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

On March 31, 2000, the Court remanded the case to the arbitrator to clarify certain ambiguities regarding the payment and terms of the original award. On March 31, 2000, the court issued an order that the arbitrator clarify certain aspects of his April 22, 1999 decision. On July 10, 2000, the arbitrator issued an "Addendum and Clarification Memorandum" awarding $360,000 to McElroy in partial reimbursement of its expenses. This amount is to be paid by Vernon and Keith Gleasman, not the Company.

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

TORVEC, INC.
DATE:	August 14, 2000	By:	/S/ KEITH E. GLEASMAN Keith E. Gleasman President

DATE:	August 14, 2000	By:	/S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial Officer

Exhibit	EXHIBIT INDEX	Page
2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession	N/A
3.	Articles of incorporation, By-Laws

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

19 N/A
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

EXHIBIT 27

TORVEC, INC.

FINANCIAL DATA SCHEDULE

6/30/2000

PERIOD-TYPE
FISCAL-YEAR-END
PERIOD-START
PERIOD-END
CASH
SECURITIES
RECEIVABLES
ALLOWANCES
INVENTORY
CURRENT-ASSETS
EQUIPMENT
DEPRECIATION
TOTAL-ASSETS
CURRENT-LIABILITIES
BONDS
PREFERRED-MANDATORY
PREFERRED
COMMON
OTHER-SE
TOTAL-LIABILITY-AND-EQUITY
SALES
TOTAL-REVENUES
CGS
TOTAL-COSTS
OTHER-EXPENSES
LOSS-PROVISION
INTEREST-EXPENSE
INCOME-PRETAX
INCOME-TAX
INCOME-CONTINUING
DISCONTINUED
EXTRAORDINARY
CHANGES
NET-INCOME
EPS-BASIC
EPS-DILUTED

YEAR
December-31-2000
Jan-01-2000
June-30-2000
42,000
0
300,000
0
0
542,000
62,000
30,000
373,000
754,000
0
0
0
213,000
(594,000)
373,000
0
0
0
1,192,000
1,192,000
0
0
(1,192,000)
0
(1,192,000)
0
0
0
(1,192,000)
(.06)
(.06)

EXHIBIT 10.1

APPENDIX B

Operating Agreement

Of

Variable Gear, LLC

A New York Limited Liability Company

Effective As Of June 28, 2000

Chamberlain, D'Amanda, Oppenheimer & Greenfield
1600 Crossroads Building
Two State Street
Rochester, New York 14614

Operating Agreement

Of

Variable Gear, LLC

          This Operating Agreement of VARIABLE GEAR, LLC, a limited liability company organized pursuant to the New York State Limited Liability Company Law, is entered into and shall be dated and effective as of the Effective Date, by and among the Company and the persons executing this Agreement as Members, to wit: Robert C. Horton ("Horton") and Torvec, Inc. ("Torvec").

ARTICLE I

Definitions

          The terms and conditions used in this Agreement shall have the meanings set forth in Section 102 of the Act, or as set forth below (unless otherwise expressly provided herein):

          1.1   "Act" means the New York Limited Liability Company Law, and all amendments thereto.

          1.2   "Additional Member" means a member other than an initial member or a substitute member who has acquired a membership interest in the Company.

          1.3   "Agreement" means this Operating Agreement, as originally executed and as it may be amended from time to time.

          1.4   "Articles of Organization" means the Articles of Organization of the Company filed or to be filed with the New York Secretary of State for the purpose of forming the Company, pursuant to Section 203 of the Act, as they may from time to time be amended.

          1.5   "Assignee" means the transferee of a Membership Interest who has not been admitted as a substituted member.

          1.6   "Bannkrupt Member" means a Member who has become the involuntary subject for an order for relief under the United States Bankruptcy Code.

          1.7   "Capital Account" as of any date means the Capital Contribution to the Company by a Member, adjusted as of such date pursuant to this Agreement.

          1.8   "Capital Contribution" means any contribution by a Member to the capital of the Company in cash, property, services rendered or a promissory note or other binding obligation to contribute cash or property or to render services. "Initial Capital Contribution" means the initial contribution to the capital of the Company pursuant to this Operating Agreement.

          1.9   "Capital Interest" means the proportion that the Member's positive Capital Account bears to the aggregate positive Capital Accounts of all Members whose Capital Accounts have positive balances, as may be adjusted from time to time.

          1.10   "Code" means the Internal Revenue Code of 1986, as amended from time to time, or the corresponding provisions of any superseding federal revenue statute.

          1.11   "Company" shall refer to Variable Gear, LLC, and any successor limited liability company.

          1.12   "Company Property" means any Property owned by the Company.

          1.13   "Default Interest Rate" means the lower of the legal rate or the then prime rate quoted in The Wall Street Journal plus three percent (3%).

          1.14   "Deficit Capital Account" means with respect to any Member, the deficit balance, if any, in such Member's Capital Account as of the end of the taxable year, after giving effect to the following adjustments:

                    (1)          credit to such Capital Account any amount which such Member is obligated to restore under Section 1.704-1(b)(2) (ii)(c) of the Treasury Regulations, as well as any addition thereto pursuant to the next to last sentence of Sections 1.704-2(g)(1) and (i)(5) of the Treasury Regulations, after taking into account thereunder any changes during such year in partnership minimum gain (as determined in accordance with Section 1.704-2(d) of the Treasury Regulations) and in the minimum gain attributable to any partner's non-recourse debt (as determined under Section 1.704-2(i)(3) of the Treasury Regulations); and

                    (2)          debit to such Capital Account the items described in Section 1.704-1(b)(2)(ii)(d)(4), (5) and (6) of the Treasury Regulations.

          This definition of Deficit Capital Account is intended to comply with the provisions of Treasury Regulations Section 1.704-1(b)(2)(ii)(d) and 1.704-2, and shall be interpreted consistently with those provisions.

          1.15   "Distributable Cash" means all cash, revenues and funds received by the Company from Company operations, less the sum of the following to the extent paid or set aside by the Company: (i) all principal and interest payments on indebtedness of the Company and all other sums paid to lenders; (ii) all expenditures incurred incident to the normal operation of the Company's business; and (iii) Reserves.

          1.16   "Disposition" ("Dispose") means any sale, assignment, exchange, mortgage, pledge, grant, hypothecation, or other transfer, absolute or as security or encumbrance (including dispositions by operation of law).

          1.17   "Dissociation" means any action which causes a person to cease to be a Member as described in Article XII hereof.

          1.18   "Dissolution Event" means an event, the occurrence of which will result in the dissolution of the Company under Article XIII unless the Members agree to the contrary.

          1.19   "Distribution" means a transfer of money, property or other benefit from the Company to a Member in the Member's capacity as a Member, or to a transferee's Distributional Interest.

          1.20   "Distributional Interest" means all of a Member's or Distributional Interest Owner's interest in Distributions by the Company.

          1.21   "Distributional Interest Owner" means the owner of a Distributional Interest who is not a Member.

          1.22   "Effective Date" means June 28, 2000.

          1.23   "Entity" means a Person other than an individual.

          1.24   "Fiscal Year" means the fiscal year of the Company, which shall be the year ending December 31.

          1.25   "Gifting Member" means any Member or Distributional Interest Owner who gifts, bequeaths or otherwise transfers for no consideration (by operation of law or otherwise, except with respect to bankruptcy) all or any part of its Membership Interest or Distributional Interest.

          1.26.   "Majority Interest" means the Percentage Interests of one or more Members which, taken together, exceed fifty percent (50%) of the aggregate of all Percentage Interests.

          1.27   "Manager" means one or more managers. Specifically, "Manager" means Horton or any other persons that succeed him in that capacity. References to the Manager in the singular or as him, her, it, itself, or other like references shall also, where the context so requires, be deemed to include the plural or the masculine or feminine reference, as the case may be.

          1.28   "Member" means each of the parties who executes a counterpart of this Operating Agreement as a Member, and each of the parties who may hereafter become Members in accordance with Article XII. To the extent a Manager has acquired a Membership Interest in the Company, he will have all the rights of a Member with respect to such Membership Interest, and the term "Member" as used herein shall include a Manager to the extent he has purchased such

Membership Interest in the Company. If a Person is a Member immediately prior to the purchase or other acquisition by such Person of a Distributional Interest, such person shall have all the rights of a Member with respect to such purchased or otherwise acquired Membership Interest or Distributional Interest, as the case may be. The term shall include initial members, substituted members and additional members.

          1.29   "Membership Interest" means a Member's entire interest in the Company, including such Member's Distributional Interest and the right to participate in the management of the business and affairs of the Company, including the right to vote on, consent to, or otherwise participate in any decision or action of or by the Members granted pursuant to this Operating Agreement and the Act.

          1.30   "Net Losses" means the losses and deductions of the Company, determined in accordance with accounting principals consistently applied from year to year employed under the method of accounting adopted by the Company, and as reported separately or in the aggregate, as appropriate, on the tax return of the Company filed for federal income tax purposes.

          1.31   "Net Profits" means the income and gains of the Company, determined in accordance with accounting principals consistently applied from year to year employed under the method of accounting adopted by the Company, and as reported separately or in the aggregate, as appropriate, on the tax return of the Company filed for federal income tax purposes.

          1.32   "Percentage Interest" shall mean the percentage so titled for each Member as set forth on Exhibit B hereto.

          1.33   "Person" means any association, corporation, stock company, estate, general partnership (including any Registered Limited Liability Partnership or Foreign Limited Liability Partnership), limited association, limited liability company (including a professional service limited liability company), foreign limited liability company (including a foreign professional service limited liability company), joint venture, limited partnership, natural person, real estate investment trust, business trust or other trust, custodian, nominee or other individual in its own or any representative capacity. In addition, it means the heirs, executors, administrators, legal representatives, successors and assigns of such "Person" where the context so permits.

          1.34   "Proceeding" means any judicial or administrative trial, hearing or other activity, civil, criminal or investigative, the result of which may be that a court, arbitrator or governmental agency may enter a judgment, order, decree or other determination which, if not appealed and reversed, would be binding on the Company, a Member or other Person subject to the jurisdiction of such court, arbitrator or governmental agency.

          1.35   "Property" means any Property, real or personal, tangible or intangible, including money and any legal or equitable interest in such Property, but excluding services and promises to perform services in the future.

          1.36   "Reserves" means, with respect to any fiscal period, funds set aside or amounts allocated during such period to Reserves which shall be maintained in an amount deemed sufficient by the Managers for working capital and to pay taxes, insurance, debt service, or other costs or expenses incident to the ownership or operation of the Company's business.

          1.37   "Resignation" means the act by which a Manager ceases to be a Manager.

          1.38   "Selling Member" means any Member or Distributional Interest Owner who or which desires to or does sell, assign, pledge, hypothecate or otherwise transfers for a consideration all or any portion of the Member's Membership Interest or Distributional Interest.

          1.39   "Taxable Year" means the taxable year of the Company as determined pursuant to Section 706 of the Code.

          1.40   "Taxing Jurisdiction" means any state, local or foreign government that collects tax, interest or penalties, however designated, and any Member's share of the income or gain attributable to the Company.

          1.41   "Transferring Member" shall collectively mean a Selling Member and a Gifting Member.

          1.42   "Treasury Regulations" means all proposed, temporary and final regulations promulgated under the Code as from time to time in effect.

ARTICLE II
Organization

          2.1   Formation. As soon as practicable after execution of this Agreement, one or more of the Managers will act as an organizer or organizers to form a limited liability company by preparing, executing and filing with the New York Secretary of State the Articles of Organization pursuant to the Act.

          2.2   Agreement. For and in consideration of the mutual covenants herein contained, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Members executing this Agreement hereby agree to the terms and conditions of this Agreement as it may be from time to time amended according to its terms. It is the express intention of the Members that the Agreement shall be the sole source of agreement of the parties, except to the extent a provision of this Agreement expressly incorporates federal income tax rules by reference to the sections of the Code or Regulations, or is expressly prohibited or ineffective under the Act, even when inconsistent with or different from the provisions of the Act or any other law or rule. To the extent any provision of the Agreement is prohibited or ineffective under the Act, the Agreement shall be considered amended to the smallest degree possible in order to make the Agreement effective under the Act. In the event the Act is subsequently amended or interpreted in such a way to make any provision of the Agreement that was formerly invalid valid, such provision shall be considered to be valid from the effective date of such interpretation or amendment.

          2.3   Name. The name of the Company is Variable Gear, LLC, and all business of the Company shall be conducted under that name or any other name, but in any case, only to the extent permitted by applicable law.

          2.4          Effective Date. This Agreement shall become effective on the date that the Articles of Organization are filed with and accepted by the New York Secretary of State.

          2.5   Principal Place of Business.          The principal place of business of the Company within the State of New York shall be Canadaiqua, NY. The Company may establish any other places of business as the Managers may from time to time deem advisable.

          2.6          Term. The term of the Company shall be perpetual from the date of filing of the Articles of Organization with the Secretary of State, unless the Company is sooner dissolved and its affairs wound up in accordance with the Act or this Agreement and its affairs wound up in accordance with the Act or this Agreement.

      Business of the Company

          3.1          Nature of Business. The Company is formed for, and the business of the Company shall be:

                    3.1.1   to develop, design, improve, manufacture, sell, market, distribute and otherwise promote and commercialize Torvec's patented Constant Velocity Joint as more particularly described in Schedule 3.1.1 to this Agreement (the "All Pat. Tech.") and to utilize for such business purposes all related Know-How and Technology (the "Business") and components, assemblies and other products of which the All Pat. Tech. is a part or which are part of it as set forth in that certain license agreement between Torvec and the Company dated 6/28/2000 (the "License"), and to engage in activities and transactions in furtherance thereof and incidental thereto and for no other purpose. A true and correct copy of the License is attached to this Agreement as Exhibit A.

                    3.1.2   to exercise all other powers necessary to or reasonably connected with the Company's Business which may be legally exercised by limited liability companies under the Act;

                    3.1.3   to engage in all activities necessary, customary, convenient, or incident to the Company's Business.

          3.2          Limited Purposes.       The Company exists only for the purposes specified in Section 3.1 and may not conduct any other business without the unanimous consent of the Members. The authority granted to the Managers hereunder to bind the Company shall be limited to the actions necessary or convenient to the Business.

ARTICLE IV
Members

          4.1          Names and Addresses. The names and addresses of the Initial Members are as set forth in Exhibit B to this Agreement.

          4.2          Additional Members. In the event that a Person is hereafter admitted as an Additional Member in accordance with Section 12.2, their name, address and Capital Contribution shall be added to Exhibit B.

          4.3          Membership Certificates.

                    4.3.1   Membership Interests in the Company shall be represented by certificates. They shall be numbered and entered in the books of the Company as they are issued. They shall exhibit the holder of the Membership Interest and the numerical percentage or other designation of the Member's Interest, and shall be signed by the Managers.

                    4.3.2   The Managers may issue a new certificate or certificates in place of any certificate or certificates therefore issued by the Company, alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the Managers may, in their discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as the Managers may require, and/or give the Company a bond in such sum and with such surety or sureties as it may direct as indemnity against any claim that may be made against the Company with respect to the certificate or certificates alleged to be lost or destroyed.

                    4.3.3   Transfer of Certificates. Upon proof of compliance with the provisions of Article XI relating to transfer of Membership Interests, and upon surrender to the Company of a certificate for Membership Interests, duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, the Company shall issue a new certificate to the Person entitled thereto and cancel the old certificate; a record of every such transfer shall be entered upon the transfer book of the Company, which shall be kept at its principal office. No transfer shall be made within ten (10) days next proceeding the annual meeting of Members.

                    4.3.4   The Company shall be entitled to treat the owner of record of any certificates of Membership Interest as the holder in fact thereof, and accordingly shall not be bound to recognize any equitable claim to or interest in such certificate on the part of any other Person, whether or not it shall have express or other notice thereof, except as expressly provided by the laws of New York.

                    4.3.5   Membership certificates shall not be issued to Distributional Interest Owners who are not Members and who own Distributional Interests only.

ARTICLE V

Rights and Duties of Members

          5.1          Management Rights.   All Members who have not dissociated shall be entitled to vote on any matter submitted to a vote of the Members. The following actions require the vote or consent of at least two-thirds of the Members:

                    5.1.1   any amendment to this Agreement;

                    5.1.2   the admission of new Members;

                    5.1.3   except as set forth in Section 6.10, the selection of a new Manager;

                    5.1.4   the continuation of the Company after the occurrence of a Dissolution Event;

                    5.1.5   the sale, lease exchange or other disposition of all or substantially all of the assets of the Company;

                    5.1.6   the execution by the Company of any contract for a term of years that ends more than eight years after the Effective Date, provided that no Member will unreasonably withhold or delay an approving vote or consent to such a contract;

                    5.1.7          the borrowing of any money by the Company from banks or other lending institutions that would result in Company debt in an amount that exceeds the greater of $500,000 or two-thirds of the assets of the Company, provided that no Member will unreasonably withhold or delay an approving vote or consent to any such borrowing.

          5.2          Two-Thirds Vote of Members. Whenever any matter is required or allowed to be approved by two-thirds of the Members or two-thirds of the Remaining Members under the Act or this Agreement, such matter shall be considered approved or consented to upon the receipt of the affirmative approval or consent, either in writing or at a meeting of the Members owning two-thirds of the Percentage Interest entitled to vote on a particular matter. In the case of approvals to withdrawal where consent of the remaining Members is required, disassociating Members shall not be considered Members entitled to vote for the purpose of determining a two-thirds vote. In the case of a Member who has disposed of that Member's entire Membership Interest to an Assignee, but has not been removed as provided in Section ______________, the Percentage Interest of such Assignee shall not be considered in determining a two-thirds vote, and such Member shall have no vote or consent.

          5.3          Limitation of Liability of Members. Members shall not be liable for any debts, obligations or liabilities of the Company or each other, whether arising in tort, contract or otherwise, solely by reason of being such Member. However, each Member shall remain personally liable for payment of his, her or its Capital Contribution as set forth in Section 502 of the Act or as otherwise provided in this Agreement.

          5.4          Indemnification. The Company shall indemnify the Members, Managers, and agents for all costs, losses, liabilities and damages paid or accrued by such Member, Manager or agent in connection with the business of the Company, to the fullest extent provided or allowed by the laws of New York, including but not limited to Section 420 of the Act.

          5.5          Books and Records. In accordance with Section 9.9 hereof, the Managers shall maintain and preserve during the term of the Company and for six (6) years thereafter, all accounts, books, minutes of meetings of Members, and all other relevant Company documents. Upon reasonable request, each Member and each Distributional Interest Owner shall have the right, during ordinary business hours and at the principal place of business of the Company, to inspect and copy such documents, at the requesting Member's and Distributional Interest Owner's expense.

          5.6          Priority and Return of Capital. Except as may be expressly provided in Articles VIII, IX or XIV, no Member shall have priority over any other Member, whether for the return of a Capital Contribution or for Net Profits, Net Losses or a Distribution; provided, however, that this Section shall not apply to loan or other indebtedness (as distinguished from a Capital Contribution) made by a Member to the Company.

          5.7          Liability of a Member to the Company. A Member who or which rightfully receives the return of any portion of a Capital Contribution is liable to the Company only to the extent now or hereafter provided by the Act. A Member who or which receives a Distribution made by the Company in violation of this Agreement, or made when the Company's liabilities exceed its assets (after giving effect to such Distribution) shall be liable to the Company for the amount of such Distribution for a period of six (6) years after such Distribution.

          5.8          Financial Adjustments. No Members admitted after the date of this Agreement shall be entitled to any retroactive allocations of losses, income or expense deductions incurred by the Company. The Manager may, at the discretion of the Manager, at the time a Member is admitted, close the books and records of the Company (as though the Fiscal Year had ended) or make pro rata allocations of loss, income and expense deductions to such Member for that portion of the Fiscal Year in which such Member was admitted in accordance with Section 706(d) of the Code.

          5.9          Representations and Warranties. Each Member, and in the case of an organization, the person(s) executing the Agreement on behalf of the organization, hereby represents and warrants to the Company and each other Member and Manager that: (a) if that Member is an organization, that it is duly organized, validly existing, and in good standing under the law of its state of organization, and that it has full organizational power to execute and agree to the Agreement to perform its obligations hereunder; (b) that the Member is acquiring its interest in the Company for the Member's own account as an investment and without an intent to distribute the interest; (c) the Member acknowledges that the interests have not been registered under the Securities Act of 1933 or any state securities laws, and may not be resold or transferred by the Member without appropriate registration or the availability of an exemption from such requirements.

          5.10          Conflicts of Interest.

                    5.10.1          A Member shall be entitled to enter into transactions that may be considered to be competitive with, or a business opportunity that may be beneficial to, the Company, it being expressly understood that some of the Members may enter into transactions that are similar to the transactions into which the Company may enter. Notwithstanding the foregoing, (i) Members shall account to the Company and hold as trustee for it any property, profit or benefit derived by the Member, without the consent of the other Members, in the conduct and winding up of the Company business or from a use or appropriation by the Member of Company Property, including information developed exclusively for the Company and opportunities expressly offered to the Company, and (ii) Torvec shall not directly or indirectly manufacture, design, develop, promote or sell any product that competes with the Pat. Tech. in the fields of marine and aeronautical applications, nor shall it assist or lend its facilities, funds, credit, knowledge, resources or rights to any other person who does or proposes to do so, so long as the Company remains in existence.

                    5.10.2           A Member does not violate a duty or obligation to the Company merely because the Member's conduct furthers the Member's own interest. A Member may lend money to and transact other business with the Company. The rights and obligations of a Member who lends money to or transacts business with the Company are the same as those of a person who is not a Member, subject to other applicable law. No transaction with the Company shall be voidable solely because a Member has a direct or indirect interest in the transaction if either the transaction is fair to the Company, or disinterested Members, in either case knowing the material facts of the transaction and the Member's interest, authorize, approve or ratify the transaction.

ARTICLE VI
Rights and Duties of Managers

          6.1          Management. The business and affairs of the Company shall be managed by its Managers. The Managers shall direct, manage and control the business of the Company to the best of their ability. Except for situations in which the vote of the Members is expressly required by this Operating Agreement or by non-waivable provisions of applicable law, the Managers shall have full and complete authority, power and discretion to manage and control the business, affairs and properties of the Company, to make all decisions regarding those matters, and to perform any and all other acts or activities customary or incident to the management of the Company's business. At any time when there is more than one Manager, any one Manager may take any action permitted to be taken by the Managers, unless the approval of more than one of the Managers is expressly required pursuant to this Operating Agreement or the Act.

          6.2          Number, Tenure and Qualifications of Managers. The Company shall initially have two Managers, Horton and Joe Bridgeford. The number of Managers of the Company may be amended from time to time by the vote or written consent of Members by a two-thirds vote of the Members. Each Manager shall hold office until a successor shall have been elected and qualified. Managers need not be residents of the State of New York but need not be a Member of the Company or a Distributional Interest Owner. Successor Managers shall be selected as provided in Section 6.10.

          6.3          Certain Powers of Managers. Except as set forth in this Agreement, the Managers shall have the power and authority, on behalf of the Company to:

                    6.3.1   Purchase, lease or otherwise acquire from, or sell, lease or otherwise dispose of to, any Person any property.

                    6.3.2   Open bank accounts and otherwise invest the funds of the Company.

                    6.3.3   Subject to the limitations on borrowing set forth in Section 5.1.7 of this Agreement, borrow money for the Company from banks or other lending institutions and on such terms as the Managers deem appropriate, and in connection therewith, to hypothecate, encumber or grant security interests in the assets of the Company to secure repayment of the borrowed sums. No debt shall be contracted nor liability incurred by or on behalf of the Company except by the Managers or, to the extent permitted under the Act, by agents or employees of the Company expressly authorized to contract such debt or incur such liability by the Managers.

                    6.3.4   Purchase insurance on the business and assets of the Company.

                    6.3.5   Commence lawsuits and other proceedings.

                    6.3.6   Enter into any agreement, instrument or other writing.

                    6.3.7   Retain accountants, attorneys or other agents.

                    6.3.8   If approved by the Members holding two-thirds of the Membership Interests, the Managers and each of them shall have the right to make a filing under the terms of the United States Bankruptcy Code.

                    6.3.9   Take any other lawful action that the Managers consider necessary, convenient or advisable in connection with any business of the Company.

          6.4          Binding Authority.   Unless authorized to do so by the Managers, no attorney-in-fact, employee or other agent of the Company shall have any power or authority to bind the Company in any way, to pledge its credit or to render it liable pecuniarily for any purpose. No Member shall have any power or authority to bind the Company unless the Member has been authorized by the Managers to act as an agent of the Company in accordance with the previous sentence.

          6.5          Liability for Certain Acts.   Each Manager shall perform his duties as Manager in good faith, in a manner he reasonably believes to be in the best interests of the Company, and with such care as an ordinarily prudent person in a like position would use under similar circumstances. A Manager who so performs the duties as Manager shall not have any liability by reason of being or having been a Manager of the Company. The Manager does not, in any way, guarantee the return of the Members' Capital Contributions or a profit for the Members from the operations of the Company. The Manager shall not be liable to the Company or to any Member for any loss or damage sustained by the Company or any Member, unless the loss or damage shall have been the result of fraud, deceit, gross negligence, willful misconduct, or a wrongful taking by the Manager.

          6.6          No Exclusive Duty to Company.   The Managers shall not be required to manage the Company as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to the Company. Neither the Company nor any Member shall have any right pursuant to this Agreement to share or participate in such other business interests or activities of the Managers or to the income or proceeds derived therefrom. The Managers shall incur no liability to the Company or any Member as a result of engaging in any other business interests or activities.

          6.7          Indemnification.   The Company shall indemnify and hold harmless the Managers and any testator or intestate of any of the Managers in their capacity as Managers, Members or otherwise in relation to the Company, its affiliates and its and their business from and against all claims and demands (including advancement of expenses) to the maximum extent permitted under the Act. This Section shall be contractual in nature and its amendment or repeal shall not adversely affect any Manager, former Manager or testator or intestate thereof who did not consent in writing thereto.

          6.8          Resignation.   A Manager may resign by written notice to all of the Members and Distributional Interest Owners. The resignation of any Manager shall take effect on such date as as the resigning Manager, the remaining Manager, the remaining Members and the Company shall agree in writing. The resignation of the Manager who is also a Member shall not affect the Manager's rights as a Member and shall not constitute a withdrawal of such Member.

          6.9          Removal.   Any Manager may be removed or replaced with or without cause by the vote or written consent of Members who hold at least two-thirds of the Membership Interests. Joe Bridgeford or his successor may also be removed by Horton or, after his death or incapacity, his successors as Members by majority vote among them. The removal of a Manager who is also a Member shall not affect the Manager's rights (if any) as a Member and shall not constitute a withdrawal of such Member.

          6.10          Vacancies.   In the event of the death, resignation, or removal of either Horton or Joe Bridgeford as a Manager, the remaining Manager shall continue to serve as the sole Manager. The remaining Manager shall also have the right but not the obligation in his sole discretion to designate another Member or Distributional Interest Owner to serve as a second Manager in the place and stead of the deceased, resigning or removed Manager. In the event of the death, resignation, incapacity or removal of Horton the appointment of the successor Manager or Managers shall be subject to the consent of Torvec, not to be unreasonably withheld or delayed. A Manager elected to fill a vacancy shall hold office until the Manager's successor has been elected and qualified. A Manager chosen to fill a position resulting from an increase in the number of Managers shall hold office until a successor has been elected and qualified. The death or incapacity of a Manager shall not affect the Manager's rights as a Member and shall not constitute the withdrawal of such Member except as set forth in Article XI.

          6.11          Salaries.   Each Manager shall be reimbursed for all reasonable expenses incurred in managing the Company, but shall not otherwise be entitled to salaries and other compensation unless agreed to by a unanimous vote of the Members.

ARTICLE VII

Meetings of Members

          7.1          Special Meetings.   Special meetings of the Members, for any purpose or purposes, may be called by any Manager or any Member.

          7.2          Place of Meetings.   Meetings of the Members may be held at any place, within or outside the State of New York, for any meeting of the Members designated in any notice of such meeting. If no such designation is made, the place of any such meeting shall be the chief executive office of the Company.

          7.3          Notice of Meetings.   Written notice stating the place, day and hour of the meeting, indicating that it is being issued by or at the direction of the person or persons calling the meeting, and stating the purpose or purposes for which the meeting is called, shall be delivered no fewer than ten (10) nor more than fifty (50) days before the date of the meeting.

          7.4          Record Date.   For the purpose of determining the Members entitled to notice of or to vote at any meeting of Members or any adjournment of such meeting, or Members entitled to receive payment of any Distribution, or to make a determination of Members for any other purpose, the date on which notice of the meeting is mailed or the date on which the resolution declaring Distribution is adopted, as the case may be, shall be the record date for making such a determination. When a determination of Members entitled to vote at any meeting of Members has been made pursuant to this Section, the determination shall apply to any adjournment of the meeting.

          7.5          Quorum.   Members holding not less than a Majority Interest, represented in person or by proxy, shall constitute a quorum at any meeting of Members. In the absence of a quorum at any meeting of Members, a Majority of the Percentage Interest so represented may adjourn the meeting from time to time for a period not to exceed sixty (60) days without further notice. However, if the adjournment is for more than sixty (60) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each Member of record entitled to vote at such meeting. At an adjourned meeting at which a quorum shall be present or represented, any business may be transacted that might have been transacted at the meeting as originally noticed. The Members present at a meeting may continue to transact business until adjournment, notwithstanding the withdrawal during the meeting of Membership Interests whose absence results in less than a quorum being present.

          7.6          Manner of Acting.   If a quorum is present at any meeting, the vote or written consent of Members holding not less than a Majority Interest shall be the act of the Members, unless the vote of a greater or lesser proportion or number is otherwise required by the Articles of Organization or this Agreement.

          7.7          Proxies.   At all meetings of Members, a Member may vote in person or by proxy executed in writing by the Member or by a duly authorized attorney-in-fact. In the event that any Member is a corporation, the proper officers of such Member shall vote on behalf of such Member by proxy. Such proxy shall be filed with the Managers of the Company before or at the time of the meeting. No proxy shall be valid after eleven (11) months from the date of its execution, unless otherwise provided in the proxy.

          7.8          Action by Members Without a Meeting.

                    7.8.1          Whenever the Members of the Company are required or permitted to take any action by vote or consent, such action may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken shall be signed by the Members who hold the Membership Interests, having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all of the Members entitled to vote therein were present and voted, and shall be delivered to the office of the Company, its principal place of business or a Manager, employee or agent of the Company.

                    7.8.2          Every written consent shall bear the date of signature of each Member who signs the consent. No written consent shall be effective to take the action referred to therein unless, within sixty (60) days of the earliest dated consent, written consents signed by a sufficient number of Members to take the action are delivered to the Company.

                    7.8.3          Such consents shall be delivered to the office or principal place of business of the Company or the Manager by hand, including messenger or other courier, or by certified or registered mail, return receipt requested.

                    7.8.4          Prompt notice of the taking of the action without a meeting by less than unanimous written consent shall be given to each Member who has not consented in writing but who would have been entitled to vote thereon had such action been taken at a meeting.

          7.9          Waiver of Notice.   Notice of a meeting need not be given to any Member who submits a signed waiver of notice, in person or by proxy, whether before or after the meeting. The attendance of any Member at a meeting, in person or by proxy, without protesting prior to the conclusion of the meeting the lack of notice of such meeting, shall constitute a waiver of notice by him or her.

          7.10          Voting Agreements.   An agreement between two or more Members, if in writing and signed by the parties thereto, may provide that in exercising any voting rights, the Membership Interests held by them shall be voted as therein provided, or as they may agree, or as determined in accordance with a procedure agreed upon by them.

ARTICLE VIII

Capital Contributions

          8.1          Capital Contributions.   The Members shall make Capital Contributions as follows:

                    8.1.1          Torvec shall contribute as its sole Capital Contribution the grant of the right to the Company to manufacture, sell, market and distribute Torvec's patented Constant Velocity Joint under the License attached to this Agreement as Schedule 3.1.1. Torvec shall not be required to make any additional Capital Contributions at any time, but it may do so in its sole discretion.

                    8.1.2          Horton agrees to devote appropriate time, experience and expertise to the Business of the Company, to use commercially reasonable efforts to assist the Company in obtainingfinancing necessary to operate the Company and conduct its Business and to devote appropriate efforts to cause the Company to manufacture, market, sell and distribute the Constant Velocity Joint under the License

                    8.1.3          Horton may in his sole discretion provide such additional funding as he may deem necessary for the Company to manufacture, market, sell and distribute the Constant Velocity Joint under the License and to operate the Company and to develop the Business.

                    8.1.4          Except as set forth in this Section 8, no Member shall be required to make any Capital Contributions or additional Capital Contributions. Notwithstanding the foregoing, to the extent unanimously approved by the Managers, from time to time, each of the Members may be permitted to make additional Capital Contributions as are necessary and appropriate in connection with the conduct of the Company's Business. However, no such additional Capital Contributions made by any Member shall serve to increase or decrease or in any way affect the calculation of the Percentage Interest, Membership Interest or Distributional Interest of any Member or Distributional Interest Owner.

                    8.1.5          None of the terms, covenants, obligations or rights contained in this Section 8.1 is or shall be deemed to be for the benefit of any person or entity other than the Members and the Company and no such third person shall under any circumstances have any right to compel any actions or payments by the Manager and/or the Members.

          8.2          Capital Accounts.   A Capital Account shall be established and maintained for each Member and each Assignee. Each Member's Capital Account shall be increased by the value of each Capital Contribution made by the Member, allocations to such Member of the Net Profits and any other allocations to such Member of income pursuant to the Code. Each Member's Capital Account will be decreased by the value of each Distribution made to the Member by the Company, allocations to such Member of Net Losses, and other allocations to such Member pursuant to the Code.

          8.3          Transfers.   Upon a permitted sale or other transfer of a Membership Interest in the Company, the Capital Account of the Member transferring his, her or its Membership Interests shall become the Capital Account of the Person to which or whom such Membership Interest is sold or transferred in accordance with Section 1.704-1(b)(2)(iv) of the Treasury Regulations.

          8.4          Modifications.   The manner in which Capital Accounts are to be maintained pursuant to this Section is intended to comply with the requirements of Section 704(b) of the Code. If, in the opinion of the Managers, the manner in which Capital Accounts are to be maintained pursuant to this Agreement should be modified to comply with Section 704(b) of the Code, then the method in which Capital Accounts are maintained shall be so modified; provided, however, that any change in the manner of maintaining Capital Accounts shall not materially alter the economic agreement between or among the Members.

          8.5          Deficit Capital Account.   Except as otherwise required in the Act or this Agreement, no Member shall have any liability to restore all or any portion of a deficit balance in a Capital Account.

          8.6          Withdrawal or Reduction of Capital Contributions.   A Member shall not receive from the Company any portion of his Capital Contribution. No distributions shall be made from the Capital Contributions of a Member without the unanimous vote of the Members.

ARTICLE IX
Allocations and Distributions

          9.1          Allocations of Profits and Losses.   The Net Profits and the Net Losses of the Company for each Fiscal Year shall be allocated as follows:

                              Robert C. Horton           100%

          9.2          Distributions.   Except for a Distribution on Dissolution in accordance with Section 14.2.3, the Managers may, from time to time, in the discretion of the Managers, make Distributions of only Distributable Cash to the Members designated in Section 9.1. All such Distributions of Distributable Cash shall be made to the Members in accordance with the percent

          9.3          Offset.   The Company may offset all amounts owing to the Company by a Member against any Distribution to be made to such Member.

          9.4          Limitation Upon Distributions.   No Distribution shall be declared and paid unless, after such Distribution is made, the assets of the Company are in excess of all liabilities of the Company.

          9.5          Interest On and Return of Capital Contributions.   No Member shall be entitled to interest on his Capital Contribution, or to a return of his Capital Contribution, except as specifically set forth in this Agreement.

  No Member shall be entitled to interest on his Capital Contribution, or to a return of his Capital Contribution, except as specifically set forth in this Agreement.

          9.6          Accounting Principles. The profits and losses of the Company shall be determined in accordance with accounting principles applied on a consistent basis using the cash method of accounting, except to the extent such cash method of accounting is not permitted to the Company under Section 448 of the Internal

          9.7          Accounting Period.   The accounting period of the Company shall be the calendar year.

          9.8          Loans to Company. Nothing in this Operating Agreement shall prevent any Member from making secured or unsecured loans to the Company by agreement with the Company.

          9.9          Records, Audits and Reports.   At the expense of the Company, the Manager shall maintain records and accounts of all operations and expenditures of the Company. At a minimum, the Company shall keep at its principal place of business the following records:

                   (a)         A current list of the full name and last known business, residence, or mailing address of each Member, Distributional Interest Owner and Manager, both past and present;

                    (b)          A copy of the Articles of Organization of the Company and all amendments thereto, together with executed copies of any powers of attorney pursuant to which any amendment has been executed;

                    (c)          Copies of the Company's federal, state and local income tax returns and reports, if any, for the four (4) most recent years;

                    (d)          Copies of the Company's currently effective written Operating Agreement, copies of any writings permitted or required with respect to a Member's obligation to contribute cash, property or services, and copies of any financial statements of the Company for the three (3) most recent years.

                    (e)           Minutes of every annual, special, and court-ordered meeting.

                    (f)          Any written consents obtained from Members for actions taken by Members without a meeting.

ARTICLE X
Taxes

          10.1          Tax Returns.   The Managers shall cause to be prepared and filed all necessary federal and state income tax returns for the Company. Copies of such returns or pertinent information therefrom, shall be furnished to the Members within a reasonable time after the end of the Company's Fiscal Year. Each Member shall furnish to the Managers all pertinent information in its possession relating to Company operations that is necessary to enable the Company's income tax returns to be prepared and filed.

          10.2          Tax Elections.   The Company shall make the following elections on the appropriate tax returns:

                  (a)          To adopt the calendar year as the Fiscal Year;

                    (b)          To adopt the cash method of accounting and keep the Company's books and records on the income tax method;

                   (c)      If a Distribution as described in Section 734 of the Code occurs, or if a transfer of a Membership Interest described in Section 743 of the Code occurs, upon the written request of any Member, to elect to adjust the basis of the property of the Company pursuant to Section 754 of the Code;

                    (d)       To elect to amortize the organizational expenses of the Company and the start-up expenditures of the Company under Section 195 of the Code ratably over a period of sixty (60) months as permitted by Section 709(b) of the Code;

                  (e)        To be taxed for income tax purposes as a partnership; and

                    (f)          Any other election that the Managers may deem appropriate and in the best interests of the Members. Neither the Company nor any Member may make an election for the Company to be excluded from the application of Subchapter K of Chapter 1 of Subtitle A of the Code or any similar provisions of applicable state law, and no provisions of this Agreement shall be interpreted to authorize any such election.

          10.3          Tax Matters Partner.   The Managers shall designate one Manager to be the "tax matters partner" of the Company pursuant to Section 6231(a)(7) of the Code. Any Manager who is designated "tax matters partner" shall take any action as may be necessary to cause each other Member to become a "notice partner" within the meaning of Section 6223 of the Code.

ARTICLE XI
Disposition of Interests

          11.1          General.   Except as otherwise specifically provided herein, neither a Member nor a Distributional Interest Owner shall have the right to:

                    (a)   sell, assign, pledge, hypothecate, transfer, exchange or otherwise transfer for consideration whether or not by operation of law (collectively, to "Sell" or a "Sale"),

                    (b)   gift, bequeath or otherwise transfer for no consideration (whether or not by operation of law, except in the case of bankruptcy) all or any part of its Membership Interest or Distributional Interest (collectively, to "Gift" or a "Gift").

          11.2          Transfers Generally.   No Member may Sell or Gift to anyone other than another Member all or any portion of its Distributional Interest or its Membership Interest except as set forth in this Agreement.

          11.3          Transfers by Horton.   Subject to Torvec's rights to purchase such Membership Interests and Distributional Interests under Section 11.4 and the further terms and conditions of this Agreement, Horton may freely Sell or Gift to hiswife, children, grandchildren, great-grandchildren and their spouses ("Family Members") or to a trust established for the benefit of Family Members a Membership Interest or Distributional Interest without the consent of any other Member. If Horton sells or gifts a Membership Interest to a Family Member, he shall retain all voting and consent rights thereto during his lifetime. There shall be no further Sale or Gift of such Distributional Interest transferred by Sale or Gift to a Family Member other than to another Family Members of Horton permitted to be made by any such Family Member and any such attempted Sale or Gift shall be null and void and of no force and effect.

          11.4          Purchase of the Membership Interest of Horton.

11.4.1          Torvec shall purchase the Membership Interest or Distributional Interest of Horton (as the case may be) and the Distributional Interest of any Distributional Interest Owner as of January 1, 2008. The purchase price (the "Purchase Price") shall be equal to fifty-one percent (51%) of the fair market value of the Company and shall be paid to Horton or the proper Membership Interest or Distributional Interest Owner pro rata to their Distributional Interest owned as of the date of the closing. Such fair market value shall be determined without any discount for illiquidity, lack of control, transfer or other restrictions of this Agreement, without any discount for the purchase and sale obligations of this Agreement, without any distinction between Membership Interests and Distributional Interests of like percentage, and as if the License were perpetual. The fair market value of the Company shall be determined by a Qualified Appraiser mutually selected by the purchaser and the seller(s). A "Qualified Appraiser" means a professional appraiser who is qualified by experience and ability to appraise assets and businesses similar to that being conducted by the Company. If the purchaser and the seller(s) are unable to agree on the selection of a Qualified Appraiser within ten (10) days after written request from any purchaser or seller, the selection of a Qualified Appraiser shall be made by arbitration in accordance with Section 15.2. The Qualified Appraiser shall render his determination in writing within ninety (90) days of January 1, 2008. The determination of the Qualified Appraiser(s) shall be made as of January 1, 2008 and shall be binding and conclusive on the parties absent a showing of gross error or fraud. The costs and expenses of the Qualified Appraiser shall be borne equally by the seller(s) as a group and the purchaser. The

Purchase Price shall be paid in cash or its equivalent at a closing to take place no later than one hundred twenty (120) days after the close of such fiscal year. Upon the payment of such Purchase Price, Horton and Morton shall each transfer their respective Membership Interest or Distributional Interest (as the case may be) to Torvec and shall immediately resign as Manager. In the event that Horton and Morton have pursuant to Section 11.3 made sales or Gifts of a Distributional Interest, those Distributional Interests shall be subject to the provisions of this Section 11 and the Distributional Interest Owners shall transfer and assign their Distributional Interest to Torvec in exchange for the payment of Purchase Price in accordance with the foregoing formula.

          11.5          Death or Incapacity.   In the event of the death or incapacity of Horton or any Family Member to whom a Membership Interest or Distribution Interest has been transferred prior to December 31, 2007, the deceased Member's Distribution Interests and/or Membership Interest shall be transferred to his personal representative(s) and/or to one or more Family Members, subject to Torvec's rights to purchase said Membership Interest under Section 11.4.

                    For purposes of this Section 11.5 "incapacity" shall mean that Horton is mentally and/or physically unable to continue to render services to the Company on a regular basis for more than one hundred eighty (180) consecutive days and the date of incapacity shall be deemed to be the one hundred eighty-first (181st) day after the onset of Horton's incapacity as determined by the Company.

ARTICLE XII

Admission of Assignees and Additional Members

          12.1          Admission of New Members or Assignees.   After the date of the formation of the Company, any Person or Entity acceptable to the Members by their unanimous vote thereof may become a Member in the Company, subject to the terms and conditions of this Operating Agreement, either by the issuance by the Company of Membership Interests for such consideration as the Members, by their unanimous votes, shall determine, or as an Assignee of a Member's Membership Interest or a portion thereof. The Members hereby irrevocably consent in advance to the admission as a Member of any Family Member of Horton to whom Horton shall have transferred Membership Interests in accordance with Article XI.

          12.2          No Retroactive Allocations.   No new Members shall be entitled to any retroactive allocation of losses, income or expense deductions incurred by the Company. The Manager or Managers may, at his or their option, at the time a Member is admitted, close the Company books (as though the Company's tax year had ended) or make pro rata allocations of loss, income and expense deductions to a new Member for that portion of the Company's tax year in which a Member was admitted in accordance with the provisions of Section 706(d) of the Code and the Treasury Regulations promulgated thereunder.

ARTICLE XIII
Dissociation of Member

          13.1          Dissociation.   A Person shall cease to be a Member upon the happening of any of the following events (a "Withdrawal Event"):

                    13.1.1   the withdrawal of a Member with the consent of all of the remaining Members;

                    13.1.2   A Member becoming a Bankrupt Member;

                     13.1.3   in the case of a Member that is a corporation, the filing of a certificate of dissolution, or its equivalent, for the corporation or the revocation of its charter;

                    13.1.4   in the case of a Member that is a natural person, death.

          13.2          Rights of Dissociating Member.   In the event any Member dissociates prior to the dissolution of the Company:

                    13.2.1   if the Members vote to have a dissolution and winding up of the Company pursuant to a two-thirds vote of the Members within twelve (12) months of the occurrence of the Withdrawal Event under Article XIV, the Member shall be entitled to participate in the winding up of the Company to the same extent as any other Member, except that any Distributions to which the member would have been entitled shall be reduced by the damages sustained by the Company as a result of the Dissolution and winding up;

                    13.2.2.   if the dissociation is a consensual withdrawal pursuant to Section 13.1.1, then the disposition of the Member's interest shall be as provided for in the terms of the consent to withdraw.

                    13.2.3.   if the Withdrawn Event is not death and if the Members do not vote to have a dissolution and winding up of the Company pursuant to a two-thirds vote of the Members within twelve (12) months of the occurrence of the Withdrawal Event under Article XIV and if the dissociating Member is Horton, the Member and any Distributional Interest Owner shall be deemed to have offered his or its Membership Interest and Distributional Interest (as the case may be) for sale to Torvec on the same terms and conditions as set forth in Section 11.4., or if in such event the dissociating Member is a Family Member of Horton, Horton shall have the first option to acquire the Membership Interest on such terms or any other terms in which Horton and said Family Member may agree.

                    13.2.4   if the dissociating Member is Torvec and the cause of the dissociation is 13.1.2 or 13.1.3, then the remaining Members shall have the option to purchase pro rata Torvec's Membership Interest and Distributional Interest, if any, with the closing to take place no later than one hundred twenty (120) days after the filing of the petition in bankruptcy or the event described in Section 13.1.3 at a purchase price equal to forty nine percent (49%) of the fair market value of the Company determined in accordance with Section 11.4, except thatthe date of the Section 13.1.2 or 13.1.3 event shall be substituted for January 1, 2008. In this event, the License term shall be extended to the expiration of each patent (including those issued under licensed applications) on a country-by-country basis, and in perpetuity as to know-how and technology. If the remaining Members do not elect to purchase Torvec's Membership Interest and Distributional Interest, as the case may be, then the Members shall be deemed to have voted to dissolve and wind up the Company in the manner set forth in Article XIV by a two-thirds vote of the Members made effective as of the date of the Withdrawal Event.

                    13.2.5   if the dissociation is because of the Member's death, the deceased Member shall be deemed to have withdrawn, his Membership Interest and Distributional Interest shall be transferred as set forth in Section 11.5, and the Company shall not be dissolved.

ARTICLE XIV

Dissolution and Winding Up

          14.1          Dissolution.   The Company shall be dissolved and its affairs shall be wound up upon the first to occur of the following Dissolution Events:

                    14.1.1   The vote or written consent of the Members who own at least two-thirds of the Membership Interests.

          14.2          Winding Up.   Upon the dissolution of the Company, the Managers may, in the name of and for and on behalf of the Company, prosecute and defend suits, whether civil, criminal or administrative, sell and close the Company's business, dispose of and convey the Company's property, discharge the Company's liabilities, and distribute to the Members any remaining assets of the Company, all without affecting the liability of Members. Upon winding up of the Company, the assets shall be distributed as follows:

                    14.2.1   To creditors, including any Member who is a creditor, to the extent permitted by law, in satisfaction of liabilities of the Company, whether by payment or by establishment of adequate reserves, other than liabilities for distributions to Members under Section 507 or Section 509 of the Act;

                    14.2.2   To Members and former Members in satisfaction of liabilities for Distributions under Section 507 or Section 509 of the Act; and

                    14.2.3   To Members and owners of Distributional Interests respecting their Membership Interests, in the proportions in which the Members share in Distributions in accordance with this Agreement. Notwithstanding the foregoing, in the event of a dissolution and winding up of the Company due to the sale of substantially all of its assets, the net sale proceeds remaining after payment of creditors and satisfaction of liabilities shall be distributed pro rata to the Members in accordance with their respective Membership Interests as set forth on Exhibit B attached to this Agreement. There shall be no reimbursement for the return of Capital Contributions.

          14.3          Articles of Dissolution.   Within ninety (90) days following the dissolution and the commencement of winding up of the Company, or at any other time there are no Members, the Manager shall file articles of dissolution with the New York Secretary of State pursuant to the Act.

          14.4          Deficit Capital Account.   Upon a liquidation of the Company within the meaning of Section 1.704-1(b)(2)(ii)(g) of the Treasury Regulations, if any Member has a Deficit Capital Account (after giving effect to all contributions, distributions, allocations and other adjustments for all Fiscal Years, including the Fiscal Year in which such liquidation occurs), the Member shall have no obligation to make any Capital Contribution, and the negative balance of any Capital Account shall not be considered a debt owed by the Member to the Company or to any other Person for any purpose.

          14.5          Non-Recourse to Other Members.   Except as provided by applicable law or as expressly provided in this Agreement, upon dissolution, each Member shall receive a return of his, her or its Capital Contribution solely from the assets of the Company. If the assets of the Company remaining after the payment or discharge of the debts and liabilities of the Company is insufficient to return any Capital Contribution of any Member, such Member shall have no recourse against any other Member.

          14.6          Termination.   Upon completion of the dissolution, winding up, liquidation, and distribution of the assets of the Company, the Company shall be deemed terminated.

ARTICLE XV

General Provisions

          15.1          Notices.   Any notice, demand or other communication required or permitted to be given pursuant to this Agreement shall have been sufficiently given for all purposes if it is in writing and (a) delivered personally to the party or to an executive officer of the party to whom such notice, demand or other communication is directed or (b) sent by messenger, or by overnight courier, or by registered or certified mail, postage prepaid, addressed to the Member, Manager or the Company at his, her or its address set forth in this Agreement, or such address as the Member, Manager or Company shall give notice of. Except as otherwise provided in this Agreement, any such notice shall be deemed to be given, upon delivery, except if sent by registered or certified mail, then five (5) business days after the date on which it was deposited in a regularly maintained receptacle for the deposit of United States mail, addressed and sent as set forth in this Section.

          15.2          Dispute Resolution.   In the event of any dispute by or among the Members or Managers, or any Member or Manager and the Company, or arising in connection with this Agreement, the same shall be submitted to arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association. Such arbitration shall be held at Rochester, New York. The parties to the dispute shall share equally the cost of the arbitration, but each party shall be responsible for the payment of its own legal expenses. The parties agree to be bound by the results of such arbitration.

          15.3          Entire Agreement and Amendments.   This Agreement contains the entire agreement among the Members with respect to the subject matter of this Agreement, and supersedes each course of conduct previously pursued or acquiesced in, and each oral agreement and representation previously made, by the Members with respect thereto, whether or not relied or acted upon. No course of performance or other conduct subsequently pursued or acquiesced in, and no oral agreement or representation subsequently made, by the Members, whether or not relied or acted upon, and no usage of trade, whether or not relied or acted upon, shall amend this Agreement or impair or otherwise affect any Member's obligations pursuant to this Agreement or any rights and remedies of a Member pursuant to this Agreement. No amendment to this Agreement shall be effective unless made in a writing duly executed by all Members and specifically referring to each provision of this Agreement being amended.

          15.4          No Partnership Intended for Non-Tax Purposes.   The Members have formed the Company under the Act, and expressly do not intend hereby to form a partnership under either the New York Uniform Partnership Act or the New York Uniform Limited Partnership Act. The Members do not intend to be partners one to another, or partners as to any third party. To the extent any Member, by work or action, represents to another person that any other Member is a partner or that the Company is a partnership, the Member making such wrongful representation shall be liable to any other Member who incurs personal liability by reason of such wrongful representation.

          15.5           Rights of Creditors and Third Parties Under Agreement.   The Agreement is entered into among the Company and the Members for the exclusive benefit of the Company, its Members, and their successors and assignees. The Agreement is expressly not intended for the benefit of any creditor of the Company or any other Person. Except and only to the extent provided by applicable statute, no such creditor or third party shall have any rights under the Agreement or any agreement between the Company and any Member with respect to any Capital Contribution or otherwise.

          15.6          Execution of Additional Instruments.   Each Member hereby agrees to execute such other and further statements of interest and holdings, designations, powers of attorney and other instruments necessary to comply with any laws, rules or regulations.

          15.7          Telephonic Conferences.   The Members and/or Managers may participate in a meeting of Members or a meeting of Managers, as the case may be, by means of conference telephone or similar communications equipment by means of which all Persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence of the Person at the meeting.

          15.8          Construction.   Whenever the singular number is used in this Agreement, and when required by the context, the same shall include the plural and vice versa, and the masculine gender shall include the feminine and neuter genders and vice versa.

          15.9          Headings.   The headings in this Agreement are for convenience only and shall not be used to interpret or construe any provision of this Agreement.

          15.10         Waiver.   No failure of a Member to exercise, and no delay by a Member in exercising, any right or remedy under this Agreement shall constitute a waiver of such right or remedy. No waiver by a Member of any such right or remedy under this Agreement shall be effective unless made in a writing duly executed by all Members and specifically referring to each such right or remedy being waived.

          15.11         Severability.   Whenever possible, each provision of this Agreement shall be interpreted in such a manner as to be effective and valid under applicable law. However, if any provision of this Agreement shall be prohibited by or invalid under such law, it shall be deemed modified to conform to the minimum requirements of such law or, if for any reason it is not deemed so modified, it shall be prohibited or invalid only to the extent of such prohibition or invalidity without the remainder thereof or any other such provision being prohibited or invalid.

          15.12 Binding.   This Agreement shall be binding upon and inure to the benefit of all Members, and each of the successors and assignees of the Members, except that no right or obligation of a Member under this Agreement may be assigned by such Member to another Person except in accordance with Article XI.

          15.13 Counterparts.   This Agreement may be executed in counterparts, each of which shall be deemed an original and all of which shall constitute one and the same instrument.

          15.14 Governing Law.   This Agreement shall be governed by, and interpreted and construed in accordance with, the laws of the State of New York, without regard to principles of conflict of laws.

          IN WITNESS WHEREOF, the individuals and entities signing this Agreement below conclusively evidence their agreement to the terms and conditions of this Agreement by so signing this Agreement.

                                                             TORVEC, INC.

                                                             By: /S/ KEITH E. GLEASMAN
                                                                       Keith E. Gleasman, President

                                                                 /S/ ROBERT C. HORTON
                                                                       Robert C. Horton

EXHIBIT B

Initial Members

Name                              Address                     Percentage Interest                    Capital Contribution

Torvec, Inc.                                                             49%

Robert C. Horton                                                   51%