Form 10QSB
period 2000-09-30
TORVEC INC
filed 2000-11-14
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                         September 30, 2000

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

                   YES  [ X ]               NO [      ]

As of September 30, 2000, there were outstanding 21,335,587 shares of the Company's Common Stock, $.01 Par Value. Options for 809,000 shares of the Company's Common Stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)

INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 1999 and September 30, 2000 (unaudited)	3
	Torvec, Inc. Condensed Statements of Operations - Three Months Ended September 30, 2000 (unaudited), Three Months Ended September 30, 1999 (unaudited), Nine Months Ended September 30, 2000 (unaudited) Nine Months Ended September 30, 1999 (unaudited) September 25, 1996 (Inception) through September 30, 2000 (unaudited)	4
	Torvec, Inc. Condensed Statements of Cash Flows - Nine Months Ended September 30, 2000 (unaudited), Nine Months Ended September 30, 1999 (unaudited), September 25, 1996 (Inception) through September 30, 2000 (unaudited)	5
	Notes to Financial Statements	6
Item 2.	Plan of Operation	9
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURE PAGE		23
EXHIBIT INDEX		24

TORVEC, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
September 30, 2000 (Unaudited)		December 31, 1999
ASSETS CURRENT ASSETS Cash Subscriptions receivable (subsequently collected)	$ 88,000 150,000	$183,000 0
Total Current Assets	238,000	183,000
PROPERTY AND EQUIPMENT
Office equipment Transportation equipment	9,000 53,000 62,000	9,000 53,000 62,000
LESS: ACCUMULATED DEPRECIATION	33,000	24,000
	29,000	38,000
Total Assets	$267,000	$221,000
LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES Accounts payable and accrued expenses Consulting fees payable to related parties Current maturities of long-term debt Deferred revenue-short-term	$ 11,000 639,000 6,000 21,000	$104,000 421,000 6,000 0
Total Current Liabilities	677,000	531,000
LONG TERM LIABILITIES Long-term debt, net of current maturities Deferred revenue-long-term	10,000 124,000	15,000 0
	811,000	546,000

CAPITAL DEFICIT
     Preferred stock $.01 par value, 100,000,000 shares
     authorized, none issued
        Common stock, $.01 par value, 40,000,000
             shares authorized, 21,335,587 and
             21,043,137 issued and outstanding at
             September 30, 2000 and December 31,
             1999, respectively
        Additional paid in capital
        Unearned compensatory stock options
        Deficit Accumulated During the
               Development Stage
        Subscription receivable

	213,000 9,476,000 (13,000) (10,170,000) (50,000)	210,000 8,221,000 (435,000) (8,321,000) 0
Total Capital Deficit	(544,000)	(325,000)
Total Liabilities and Capital Deficit	$ 267,000	$ 221,000

See Notes to Financial Statements

TORVEC, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended September 30, 2000	Three Months Ended September 30, 1999	Nine Months Ended September 30, 2000	Nine Months Ended September 30, 1999	September 25, 1996 (Inception) Through September 30, 2000

REVENUE: Licensing revenue	$5,000 _________		$5,000 __________		$5,000 ____________

COSTS AND EXPENSES Research and development General and administrative	195,000 467,000 -----------------	152,000 1,150,000 -----------------	505,000 1,349,000 -----------------	793,000 2,784,000 -----------------	2,818,000 7,357,000 -------------------
Net Loss	($657,000) ==========	($1,302,000) ==========	($1,849,000) ==========	($3,577,000) ==========	($10,170,000) ===========
Basic and Diluted Loss Per Share	($.03) ==========	($0.06) ==========	($0.09) ==========	(0.17) ==========
Weighted average number of shares of common stock - basic and diluted	21,307,000 ==========	$20,945,000 ==========	$21,178,000 ==========	20,963,000 ==========

See Notes to Financial Statements

TORVEC, INC. (A Development Stage Company) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30, 2000	Nine Months Ended September 30, 1999	September 25, 1996 (inception) Through September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss
     Adjustment to reconcile net loss
     to net cash used in operating activities:
        Depreciation
        Compensation expense attributable
           to common stock options
        Common stock issued for services
        Contribution of services
        Changes in other current assets
           and current liabilities:
        (Increase)/decrease in other assets
        Increase/(decrease) in accounts payable
        and accrued expenses
        Increase in deferred revenue

           Net cash (used in) operating activities

	($1,849,000) 9,000 422,000 708,000 0 (150,000) 125,000 145,000 _________ (590,000)	($3,577,000) 9,000 2,223,000 238,000 0 164,000 (152,000) 0 __________ (1,095,000)	($10,170,000) 33,000 4,500,000 1,445,000 54,000 (150,000) 650,000 145,000 __________ (3,493,000)

CASH FLOWS FROM INVESTING ACTIVITIES: Purchase of property and equipment Net cash (used in) investing activities	0 0	0 0	(62,000) (62,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock and
       exercise of options
     Proceeds from long-term borrowings
     Repayment of long-term borrowings
     Distributions

       Net cash provided by financing activities

	500,000 0 (5,000) 0 495,000 ________	1,084,00 0 (4,000) 0 1,080,000 ________	3,992,000 29,000 (13,000) (365,000) 3,643,000 _________

NET (DECREASE) INCREASE IN CASH	(95,000)	(15,000)	88,000
CASH - BEGINNING OF PERIOD	183,000 ________	30,000 _________	0 _________
CASH - END OF PERIOD	$88,000 =======	$15,000 ========	$88,000 ========

See Notes to Financial Statements

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2000

Note 1 Financial Statement Presentation

The information contained herein with respect to the nine month periods ended September 30, 2000 and September 30, 1999 and the period from September 25, 1996 (inception) through September 30, 2000 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the six month periods ended June 30, 2000 and 1999, and since inception. The results are not necessarily indicative of results to be expected for the year.

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

Note 4 Related Party Transactions

The Company has entered into consulting agreements with members of the Gleasman family. Included in research and development and general and administrative expenses for the periods ending September 30, 2000 and September 30, 1999 is $337,500 and $337,500 respectively for consulting expenses.

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2000

Note 5 Private Placement

During the three months ended March 31, 2000 the Company raised $200,000 at $4.50 per share. During three months ended June 30, 2000, the Company sold 100,000 shares to a stockholder at $5.00 per share. (See Note 6)

Note 6 Certain Transactions

On June 29, 2000 the Company announced that it had granted an exclusive world-wide license of all its technology to Variable Gear, LLC ("VARIABLE GEAR") for the aeronautical and marine markets. Variable Gear will pay the Company 4% royalties for 7 years after which the Company must repurchase the license. Variable Gear, LLC is owned 51% by Robert C. Horton a Company shareholder. The Company owns the remaining 49%. The Company does not share in any profit or losses in this entity. During the three mo

Note 7 Stock Options

On February 10, 1999, the Company entered into a one-year agreement with two consultants to provide financial and public relation services. In connection therewith 375,000 of previously granted warrants were cancelled and the Company granted 375,000 options at an exercise price of $5.00 exercisable immediately through February 10, 2004. The underlying shares will have registration rights. The Company valued these options at $2,780,000 which will be charged to operations over the term of the consulting

Note 8 Deferred Revenue

During the current quarter the Company signed a seven-year licensing agreement in the amount of $150,000. (See Notes 5 and 6) The revenue is being recognized over seven years and the unrecognized portion is classified as deferred revenue.

Note 9 Long-Term Debt

Long-term debt at September 30, 2000 consisted of a note payable in monthly installments of $610 including interest at 10.13% through March, 2003. The note is secured by transportation equipment.

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2000

Note 10 Consultant Stock Plan

On June 2, 1999, the Company adopted the Business Consultant Stock Plan and reserved 200,000 shares of the Company's $.01 par value stock, which may be issued from time to time to business consultants and advisors who provide bona fide services to the Company, provided that such services are not in connection with the offer or sale of securities of the Company in a capital raising transaction and do not directly or indirectly promote or maintain a market for the Company's securities. For the nine months ended September 30, 2000, 148,109 shares were issued to consultants in exchange for services and amounts owed to these consultants. The exchange was valued at the market value of the shares at the date of issuance.

On September 12, 2000, the Board of Directors authorized a 200,000 share increase in the number of shares issuable under the Plan. The Company filed an S-8, Registration Statement with the Securities and Exchange Commission, which became effective October 5, 2000 to register the additional 200,000 shares.

Note 11 Arbitration

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

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2000

As indicated above, the Company is not a party to this MMI litigation. The litigation sets forth claims which do not effect the validity of the patents, but could impact the Company's exclusive ownership of three patents listed among the future products of the Company, namely the hydraulic pump and motor, constant velocity joint and spherical gearing thus, enabling MMI to commercialize such patents. The claims are based upon the allegations that (1) the products were not included within the Agreement between the parties and therefore not assigned to the Gleasmans which fact is disputed by the Gleasmans and is one of the subjects of the arbitration, and (2) the plaintiffs are co-inventors of the invention with the Gleasmans.

Hearings were conducted before the arbitrator in 1998. On April 22, 1999, the arbitrator issued a nonappealable decision, which determined that Vernon and Keith Gleasman exclusively owned all three patents, thereby confirming that these patents, which were assigned by them to Torvec, are the exclusive patents of the Company. The arbitrator's decision also awarded the sum of $862,699.61 to be paid to McElroy Manufacturing, Inc. ("McElroy") by the Gleasmans out of royalties which they may receive and awarded McElroy a 20% interest in all royalties and other sums received by the Gleasmans, the payment of such amounts to be due only as, if and when, royalties are paid to the Gleasmans. The Company was not and is not a party to the arbitration .

On June 3, 1999, McElroy, by letter addressed to the Gleasmans' personal counsel, demanded that the Gleasmans reimburse McElroy immediately for its expenses in the amount of $862,699.61, plus interest, to be paid from any monies received by the Gleasmans on account of the subject patents including, but not limited to, 20 % of all royalties or monies received by the Gleasmans from the sale of shares of stock in the Company. Further, McElroy demanded that the Gleasmans correct inventorship of the subject patents by requesting the Commission of Patents & Trademarks to issue a Certificate of Correction adding A.H. "Chip" McElroy, II and Dave Porter as co-inventors on the subject patents. While correction of inventorship was not addressed in the decision, such correction, if appropriate, is desirable and possible, and can be accomplished by application to the Commissioner of Patents and Trademarks. They do not contest the arbitrator's determination that the patents were assigned to the Gleasmans and are now owned by Torvec. In the same letter, McElroy demanded that Torvec pay, out of proceeds generated by sale of its stock, the same sums demanded of the Gleasmans and notify any licensee, assignee or investor of McElroy's right to recover expenses and its 20% interest in monies received on account of the subject patents.

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

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2000

On March 31, 2000, the Court remanded the case to the arbitrator to clarify certain ambiguities regarding the payment and terms of his April 22, 1999 decision. On July 10, 2000, the arbitrator issued an "Addendum and Clarification Memorandum" awarding $360,000 to McElroy in partial reimbursement of its expenses. This amount is to be paid by Vernon and Keith Gleasman, not the Company.

Vernon and Keith Gleasman made an application to the arbitrator to vacate so much of the Addendum which related to the payment of $360,000 to McElroy and if the application to vacate was not granted, to reopen the hearing before the arbitrator to allow Vernon and Keith Gleasman to introduce additional evidence regarding their expenses.

On September 25, 2000, the arbitrator found that Vernon and Keith Gleasman's contentions to reopen the hearing were without merit and therefore denied in all respects Vernon and Keith Gleasman's application to vacate so such of the Addendum as relates to the payment of $360,000 or, in the alternative, to reopen the hearing to allow them to introduce additional evidence regarding their expenses.

In rendering its decision, the arbitrator stated that the existence of Torvec, Inc. has nothing to do with the lawsuit or the arbitration and that the Gleasmans have an obligation to McElroy and McElroy to the Gleasmans.

The arbitrator's statements made in its September 25, 2000 decision reinforce management's belief that the demands made by McElroy upon the Company (expressed only in a letter from McElroy's counsel) constitute a complete misreading of the arbitrator's decision and are without merit procedurally as well as substantively, since among other reasons, the contract was between the Gleasmans and McElroy, the Company did not participate in the arbitration proceedings and that the arbitrator's decision did not direct payment of any sums from Torvec to McElroy.

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

The Company's present business strategy relating to its products is (1) to provide developing country FasTrack vehicle models for marketing to potential Asian, African, South and Central American joint venture partners; (2) to complete the installation of the Company's infinitely variable transmissions into diesel-powered trucks for appropriate testing by national and state environmental agencies in the U.S. and other countries to quantify exact fuel savings and emissions levels and to determine its potential effect on the worldwide problem of diesel engine pollutants; (3) to promote worldwide use of the infinitely variable transmissions for reducing diesel/gasoline engine pollution; (4) to enter into appropriate licensing/joint working arrangements for all of the Company's products (the FasTrack vehicle, infinitely variable transmission, hydraulic pump/motor, constant velocity joint, and spherical gearing); (5) to obtain patent protection on at least four new developments and improvements related to the Company's products described above.

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

The Company intends to begin emission and fuel economy testing of the infinitely variable transmission as installed into diesel-powered trucks. The Company also intends to install the infinitely variable transmission into a vehicle owned by the Company to document actual emission levels and fuel economy. The vehicle and test results should enhance joint venture/ licensing opportunities with major auto manufacturers throughout the world.

The Company also intends to install its constant velocity joint, including its spherical gearing assembly, into a vehicle for evaluation. Upon satisfactory results, the Company will present the constant velocity joint to the auto industry for possible licensing and/or joint venture arrangements.

The Company showcased its latest prototype FasTrack vehicle in early spring, 1999 and during the balance of fiscal 1999, has been actively engaged in ongoing discussions with a number of potential joint venture partners to manufacture and commercialize the vehicle, including the possibility of assembling the FasTrack vehicle utilizing outsourced components.

In August, 1999, the Company established a working relationship with an international export company to solicit expressions of interest for its FasTrack(tm) vehicle to form potential worldwide governmental and institutional customers.

The Company is also investigating the possibility of manufacturing the FasTrac(tm) vehicle itself. To this end, the Company has and is investigating potential sites in Rochester and has engaged in preliminary discussions with a number of financial institutions to formulate a financial package which, together with government based incentives, will enable the Company to pursue this approach with the actual production of the vehicle. The Company believes that it will need at least 12-15 million dollars in order to pursue this possibility and management is presently investigating ways in which to acquire such monies including the proceeds from this Registration as well as additional equity and/or debt financing.

On April 25, 2000, the Company inaugurated its website, www.torvec.com, for marketing, sales, education and information relating to the Company's products. Potential customers for the Fastrack(tm) may access the website to order the vehicle for delivery in 18 months by depositing 10% towards the purchase price.

On June 29, 2000, the Company announced that it had granted an exclusive, world-wide license of all its technology to Variable Gear, LLC for the aeronautical and marine markets. Variable Gear will pay the Company 4% royalties for 7 years after which the Company is obligated to repurchase the license. Variable Gear is owned 51% by Robert C. Horton, Chairman and CEO of Ultrafab, Inc. and a Company shareholder. The Company owns the remaining 49%. The Company does not share in any profit or losses in this entity.

The net loss as of September 30, 2000 as compared to September 30, 1999 includes the amortization of unearned compensatory stock. The amortization, which is a non-cash item, amounted to $422,000 for the nine months ended September 30, 2000, compared to $2,223,000 for the nine months ended September 30, 1999. Also, included are consulting fees for Research and Development and general and administrative expenses for the periods ended September 30, 2000 and September 30, 1999 is $337,500 and $337,500 resp

Research and development expenses were $505,000 for the nine months ended September 30, 2000 compared to $793,000 for the same period in 1999, a decrease of $288,000 primarily due to the production of a prototype Fastrack vehicle in 1999.

On September 5, 2000 the Company entered into an Agreement with Swartz Private Equity, LLC ("Swartz") pursuant to which Swartz Private Equity, LLC granted to the Company a $50,000,000.00 equity funding Commitment which continues for a period of thirty-six months. This flexible funding Agreement provides that from time to time at the Company's request Swartz will purchase from the Company that number of the Company's common shares equal to 15% of the number of shares traded on the market in the

As a Commitment fee the Company granted to Swartz Commitment Warrants to purchase 945,000 shares of the Company's common stock which Warrants can be exercised at $4.875, the market price of the common stock on the date of the Commitment by Swartz. The total number of Commitment Warrants will be adjusted upwards to represent 4.5% of the total outstanding common shares of Torvec under certain circumstances during the three years that the Commitment remains in effect. The exercise price on the Warrants may

Commitment remains in effect. The exercise price on the Warrants may b

In addition to the Commitment Warrants referred to above, Swartz will be issued a warrant to purchase one share of common stock of the Company for every ten shares that it purchases pursuant to the Agreement. These Purchase Warrants will initially be exercisable at 110% of the market price of the shares simultaneously purchased by Swartz, but may be adjusted downwards if after grant of the warrant the market price of the common stock drops below the initial exercise price.

Swartz has been granted a right of first refusal to handle future financings for the Company. However, that right continues only during the period of the Commitment and the Commitment can be terminated at any time upon paying a termination fee to Swartz. The termination fee is a maximum of $200,000.00 and may be less, dependent upon the amount of financing which has been provided by Swartz prior to the termination.

The Company agreed to reserve 5,000,000 common shares for sale pursuant to this Agreement. Because the Company may become listed on NASDAQ and NASDAQ rules require shareholder approval of a sale of more than 20% of a company's common stock, the officer's and directors have agreed to request approval of such sale by shareholders of the Company at the next meeting of shareholders.

On October 2, 2000, the Company filed a Current Report (Form 8-K) to disclose the Swartz transaction as well as to file all documents in connection therewith.

In the Agreement with Swartz, the Company agreed to file a Registration Statement pursuant to the Securities Act of 1933 for sale by Swartz of the shares and warrants acquired through this transaction. The Company filed a Form SB-2 Registration Statement covering the 5,000,000 shares reserved for sale under the Agreement on October 19, 2000. Such Registration Statement was declared effective by the Securities and Exchange Commission on October 23, 2000.

Also registered were 354,000 common shares on behalf of certain consultants under a piggyback registration, which will allow these consultants to exercise options for common stock at $5.00 per share. If all these options are exercised, then $1,770,000 will be provided to the Company.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

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

On June 3, 1999, McElroy, by letter addressed to the Gleasmans' personal counsel, demanded that the Gleasmans reimburse McElroy immediately for its expenses in the amount of $862,699.61, plus interest, to be paid from any monies received by the Gleasmans on account of the subject patents including, but not limited to, 20 % of all royalties or monies received by the Gleasmans from the sale of shares of stock in the Company. Further, McElroy demanded that the Gleasmans correct inventorship of the subject patents by requesting the Commission of Patents & Trademarks to issue a Certificate of Correction adding A.H. "Chip" McElroy, II and Dave Porter as co-inventors on the subject patents. While correction of inventorship was not addressed in the decision, such correction, if appropriate, is desirable and possible, and can be accomplished by application to the Commissioner of Patents and Trademarks. They do not contest the arbitrator's determination that the patents were assigned to the Gleasmans and are now owned by Torvec. In the same letter, McElroy demanded that Torvec pay, out of proceeds generated by sale of its stock, the same sums demanded of the Gleasmans and notify any licensee, assignee or investor of McElroy's right to recover expenses and its 20% interest in monies received on account of the subject patents.

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

On March 31, 2000, the Court remanded the case to the arbitrator to clarify certain ambiguities regarding the payment and terms of his April 22, 1999 decision. On July 10, 2000, the arbitrator issued an "Addendum and Clarification Memorandum" awarding $360,000 to McElroy in partial reimbursement of its expenses. This amount is to be paid by Vernon and Keith Gleasman, not the Company.

Vernon and Keith Gleasman made an application to the arbitrator to vacate so much of the Addendum which related to the payment of $360,000 to McElroy and if the application to vacate was not granted, to reopen the hearing before the arbitrator to allow Vernon and Keith Gleasman to introduce additional evidence regarding their expenses.

On September 25, 2000, the arbitrator found that Vernon and Keith Gleasman's contentions to reopen the hearing were without merit and therefore denied in all respects Vernon and Keith Gleasman's application to vacate so such of the Addendum as relates to the payment of $360,000 or, in the alternative, to reopen the hearing to allow them to introduce additional evidence regarding their expenses.

In rendering its decision, the arbitrator stated that the existence of Torvec, Inc. has nothing to do with the lawsuit or the arbitration and that the Gleasmans have an obligation to McElroy and McElroy to the Gleasmans.

The arbitrator's statements made in its September 25, 2000 decision reinforce management's belief that the demands made by McElroy upon the Company (expressed only in a letter from McElroy's counsel) constitute a complete misreading of the arbitrator's decision and are without merit procedurally as well as substantively, since among other reasons, the contract was between the Gleasmans and McElroy, the Company did not participate in the arbitration proceedings and that the arbitrator's decision did not direct payment of any sums from Torvec to McElroy.

Item 2.	Changes in Securities

On August 30, 2000, the Company filed an Amendment to its Certificate of Incorporation to increase its authorized shares to 140,000,000 and to divide such authorized shares into 100,000,000 shares of $.01 par value preferred stock and 40,000,000 shares of $.01 par value common stock.

Item 3.	Defaults Upon Senior Securities

None

17

Item 4.	Submission of Matters to a Vote of Security Holders

	On July 27, 2000, the Company submitted three items to the annual meeting of shareholders.

	1.	Election of Directors	For	Withheld

		Herbert H. Dobbs	19,219,733	5,707
		Keith E. Gleasman	19,219,733	5,707
		Lee E. Sawyer	19,219,733	5,707
		Morton A. Polster	19,219,733	5,707
		James A. Gleasman	19,218,233	7,207

	2.	Ratification of the appointment of Richard A. Eisner & Company, LLP by the Board of Directors as independent auditors for the fiscal year ended December 31, 2000.

		For	Against	Abstain

		19,219,180	4,100	2,200

	3.

Amendment to the Certificate of Incorporation to create a new class of stock, consisting of 100,000,000 authorized shares of preferred stock to be issued by the Board of Directors from time to time in series.

		For	Against	Abstain

		18,138,895	67,732	15,600

Item 5.	Other Information

	None

	18

Item 6.	Exhibits and Reports on Form 8-K

	a.	Exhibits

The following Exhibits, as applicable, are attached to this Quarterly Report (Form 10-QSB) The Exhibit Index is found on the page immediate succeeding the Signature Page and the Exhibits follow on the pages immediately succeeding the Exhibit Index.

	(1)	Investment Agreement

		1.1	Investment Agreement between Swartz Private Equity, LLC and Torvec, Inc. dated September 5, 2000, including all exhibits, incorporated by reference to Form 8-K filed October 2, 2000;

	(2)	Plan of Acquisition, reorganization, arrangement, liquidation, or succession.

Not applicable.

	(3)	Articles of Incorporation, By-laws

3.1

Certificate of Incorporation incorporated by reference to Form 10-SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

		3.2	By-laws incorporated by reference to Form 10-SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

		3.3	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000.

	(4)	Instruments defining the rights of holders including indentures

None

	(5)	Opinion re: Legality

None

19

(8)	Opinion re: Tax Matters

None

(9)	Voting Trust Agreement Voting Trust Agreement

None

(10)	Material Contracts

10.1

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

10.2

The Company's 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

10.3

The Company's Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999 as amended by reference to Form S-8 Registration Statement registering an additional 200,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000;

	10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

	10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

	10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000.

(11)	Statement re computation of per share earnings (loss)

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

21

	(27)	Financial data schedule

	(99)	Additional exhibits

Not applicable

b.	Reports Filed on Form 8-K

A Current Report on Form 8-K was filed by the Company on October 2, 2000 to disclose the Agreement with Swartz Private Equity, LLC and to file all documents in connection therewith as exhibits. 22

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.
DATE:	November 13, 2000	By:	/S/ KEITH E. GLEASMAN Keith E. Gleasman President

DATE:	November 13, 2000	By:	/S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial Officer

EXHIBIT INDEX
Exhibit			Page

(1)	Investment Agreement

	1.1	Investment Agreement between Swartz Private Equity, LLC and Torvec, Inc. dated September 5, 2000, including all exhibits, incorporated by reference to Form 8-K filed October 2, 2000;	N/A

(2)	Plan of Acquisition, reorganization, arrangement, liquidation, or succession.

Not applicable.

(3)	Articles of Incorporation, By-laws

3.1

Certificate of Incorporation incorporated by reference to Form 10-
SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of
1934;

N/A

	3.2	By-laws incorporated by reference to Form 10-SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

	3.3	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000.	N/A

(4)	Instruments defining the rights of holders including indentures

None

(5)	Opinion re: Legality

None

(8)	Opinion re: Tax Matters

None

(9)	Voting Trust Agreement Voting Trust Agreement

None 24

Exhibit			Page

(10)	Material Contracts

10.1

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

N/A

10.2

The Company's 1998 Stock Option Plan and related Stock Options
Agreements, incorporated by reference to Form S-8, Registration
Statement, registering 2,000,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective
December 17, 1998;

N/A

10.3

The Company's Business Consultants Stock Plan, incorporated by|
reference to Form S-8, Registration Statement, registering 200,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999 as amended by reference to Form S-8 Registration Statement registering an additional 200,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000;

N/A

	10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;	N/A

	10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;	N/A

	10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000.	N/A

(11)	Statement re computation of per share earnings (loss)

Not applicable

(15)	Letter re unaudited interim financial information

Not applicable 25
Exhibit			Page

(18)	Letter re change in accounting principles

Not applicable

(19)	Report furnished to security holders

Not applicable

(22)	Published report regarding matters submitted to vote of security holders

Not applicable

(23)	Consents of experts and counsel

Not applicable

(24)	Power of attorney

Not applicable

(27)	Financial data schedule		27

(99)	Additional exhibits

Not applicable 26

EXHIBIT 27

TORVEC, INC.
FINANCIAL DATA SCHEDULE
9/30/2000

PERIOD-TYPE
FISCAL-YEAR-END
PERIOD-START
PERIOD-END
CASH
SECURITIES
RECEIVABLES
ALLOWANCES
INVENTORY
CURRENT-ASSETS
EQUIPMENT
DEPRECIATION
TOTAL-ASSETS
CURRENT-LIABILITIES
LONG-TERM LIABILITIES
PREFERRED-MANDATORY
PREFERRED
COMMON
OTHER-SE
TOTAL-LIABILITY-AND-EQUITY
SALES
TOTAL-REVENUES
CGS
TOTAL-COSTS
OTHER-EXPENSES
LOSS-PROVISION
INTEREST-EXPENSE
INCOME-PRETAX
INCOME-TAX
INCOME-CONTINUING
DISCONTINUED
EXTRAORDINARY
CHANGES
NET-INCOME
EPS-BASIC
EPS-DILUTED

YEAR
December-31-2000
Jan-01-2000
September-30-2000
88,000
0
150,000
0
0
238,000
62,000
33,000
267,000
677,000
134,000
0
0
213,000
(757,000)
267,000
5,000
5,000
0
1,854,000
0
0
0
(1,849,000)
0
(1,849,000)
0
0
0
(1,849,000)
(.09)
(.09)