Form 10KSB
period 2000-12-31
TORVEC INC
filed 2001-04-02
CIK 1063197

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                                 to

                    Commission file number                     000-24455

     TORVEC, INC.
(Name of Small Business Issuer in its charter)

                        NEW YORK                                                                       16-1509512
          (State or other jurisdiction of                                    I.R.S. Employer Identification No.
             incorporation or organization)

                    11 Pond View Drive                                                                    14534
                    Pittsford, New York                                                                (Zip Code)
     (Address of principal executive offices)

                     Issuer's Telephone Number, including Area Code: (716) 248-8549

                    Securities registered pursuant to Section 12(b) of the Exchange Act:

                      Title of each class                                                        Name of each exchange on
                                                                                                                     which registered

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

               State issuer's revenues for its most recent fiscal year.     $0.00

               State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12(b)-2 of the Exchange Act).     $17,126,606

               Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS |
DURING THE PAST FIVE YEARS)

               Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes                    No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  22,678,825

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

Transitional Small Business Disclosure Form (Check one):

Yes                No     X

PART I

THE COMPANY

Item 1.     DESCRIPTION OF BUSINESS.

(a)   History and Development of Our Inventions

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

               Historically, the major impediments to the incorporation of Gleasman products into other companies' vehicles have been the "not invented here" syndrome and the problems relating to enforcement of licensing agreements by an independent inventor. It is necessary to fully engineer and develop a highly refined prototype. Generally, thousands of hours and millions of dollars have to be invested before a new product can be sold to an OEM (original equipment manufacturer). A highly refined prototype of the FTV™ -- an acronym for "Fast Tracked Full Terrain Vehicle" (described immediately below) was completed in February, 1999 and was showcased in early spring, 1999. Since then, the Company has been actively engaged in ongoing discussions with a number of potential joint venture partners to manufacture and commercialize this vehicle. In addition, the Company is engineering and developing highly refined prototypes of its infinitely variable transmission, hydraulic pump/motor, spherical gearing and constant velocity joint (described below on pages 4-6) to serve as critical components of the FTV vehicle as well as for direct commercialization.

(b)   Our Patented Automotive Properties

Torvec's FTV™

               The infrastructure of most of Asia, Africa, South and Central America is very similar to the U.S. in the early 1900's. At that time U.S. demographics were as follows: eighty percent of the population lived in rural areas, income was low and transportation was limited to walking, bicycles, push carts and animal pulled vehicles. Roads, when they existed, were dirt and at times impassable due to terrain or inclement weather. Even with the advent of automobiles, commerce remained inhibited because paved roads were only found in the cities. Similarly, the wheeled vehicles of the developing country today can only traverse the rural dirt roads during certain seasons of the year. When roads are in rough condition (e.g., muddy, blocked by snow or ice, etc.), there is little difference in travel time between an animal drawn cart, a man on foot or bicycle, or a wheeled car. If they are able to travel at all, even four-wheeled drive vehicles are usually limited to 4-5 mph under these conditions. The idealized vehicle would be a vehicle that could travel at higher speeds (25-50 mph.), regardless of the terrain, significantly shortening the travel time between rural areas and the primary marketplaces in the city. A tracked vehicle, in effect, "brings its own road with it".

               The Company's FTV prototype vehicle is a new type of vehicle, that management believes steers as easily as a car (using a steering wheel), has rubber tracks and bridges an important gap between wheeled and tracked vehicles that manufacturers have been trying to span for decades. This new vehicle combines the high-speed capabilities of trucks and cars with the high-traction capabilities of tracked vehicles. Unlike most "new generation" vehicles (e.g., the Model T, for which Henry Ford had to design and build almost every part), the FTV can be made from existing automotive components, and lends itself to formation of joint ventures for assembly in the developing country. FTV vehicles are rubber-tracked vehicles which, by design, are environmentally sensitive since their low ground pressure (less than 2 lbs. per sq. in.) does not damage paved road surfaces or leave ruts or cause potholes on unpaved surfaces. The Company believes that this tracked vehicle can traverse almost any terrain at higher speeds. The tracks may be made by Goodyear, a corporation dedicated to supporting original equipment manufacturers (OEMs), and Goodyear has provided the tracks for the Company's prototype vehicle. Goodyear states, "Based on product testing and feedback from our customers, in most situations, Goodyear's rubber track has been seen to last 3 to 5 times longer than a set of standard utility tires used in the same application." FTV vehicles will be able to perform as they do because of their unique steering mechanism, which is protected by several patents in Europe and Japan as well as the following U.S. patents: Multi-Axle Vehicle Steer Drive system (4732053), No-slip imposed Differential Reduction Drive (4776235), No-slip imposed differential (4776236), Steer-Driven Reduction Drive System (4895052) and Modular Track System (6135220). The FTV will also use the Company's infinitely variable transmission (5186692). Different from the multi-shifting automatic transmission used on passenger vehicles, the Company's infinitely variable transmission should contribute to increased fuel mileage and significantly lower emissions.

              The military has been seeking an adequate, economical mechanism for steered track vehicles and has made this need known in releases issued by the David Taylor Marine Research Department of the U.S. Navy. To meet this need, the Gleasman steering mechanism for tracked vehicles (GSD-10) was conceived and developed. Because they are difficult to steer precisely, tracked vehicles generally have been cumbersome and limited to low speed. While wheeled trucks and cars have been able to travel at higher speed on prepared roads, they have lacked the ability to traverse truly difficult terrain. Having developed the GSD-10 steer drive, and seeking the best way to market it, led the Company to a new direction for commercializing the Gleasman inventions. In contrast to the Gleasmans' past procedures of selling their products for another company's use, the decision was made to incorporate the new steer drive into a new type of vehicle designed as a specific product that could be sold directly to the consumer, thereby providing a foundation upon which the Company can propose joint ventures with countries, automobile producers, and/or component manufacturers for producing this vehicle. The prototype FTV has been completed as a result of a major investment of time, know-how and capital.

               The GSD-10 steer drive can best be described in engineering terms as a hydro-mechanical steering mechanism. The "mechanical" portion is manufactured from conventional, high-volume gearing, while the "hydro" portion is the Company's patented hydraulic pump and motor. Conventional hydraulic pumps and motors are large, noisy, and inefficient at low RPM. Therefore, because tests have indicated that the recently patented Torvec hydraulic pump/motors have substantially solved these heretofore inherent problems, the Company believes the GSD-10 steer drive is most effective when used with these novel Torvec pump/motors.

Torvec's Infinitely Variable Transmission

               The Company is now building a prototype of the infinitely variable transmission, a transmission that provides an uninterrupted drive through an infinite number of geared speed ratios, allowing ideal torque flow to propel the vehicle while permitting the engine to run at optimum efficiency. In sharp contrast to other work being done by others in relation to diesel/gasoline engine management, the Company's new transmission will not require any change, costly or otherwise, to the manufacture or operation of existing diesel/gasoline engines. Instead, it permits present automotive diesel/gasoline engines to operate in a near steady-state mode, with dramatically reduced pollution, at most times during normal operation, i.e., under the starting, stopping, acceleration and deceleration of normal urban traffic. For instance, such a near steady-state optimum condition may match the usual engine setting when the vehicle is being driven at its top urban speed (e.g., 35-45 miles per hour). It should be noted that this optimum urban cruising speed may be only approximately twice the normal idling speed of the engine, and that this steady-state setting is relatively low in comparison to the normally required engine speed of three, four or five times idling speed that must be attained by the same diesel/gasoline engine each time the vehicle accelerates between each of the conventional forward gears (e.g., when shifting from first gear to second gear, then from second to third, etc.). [NOTE: Because it is an infinitely variable transmission and changes its ratios extremely quickly, the Company's transmission can accelerate a diesel-powered vehicle as quickly as a gasoline-powered vehicle. The Company's transmission also may be able to significantly improve the performance of electric drive vehicles. There are a number of kinds of electric motors that can be chosen to drive a vehicle. Their performance and physical characteristics vary considerably. Weight (for a given power level), zero-speed torque, useful speed range, efficiency-vs-motor -speed, and control characteristics are among these, and there are conflicts in making the best choice for a given vehicle application. A transmission of some sort commonly is needed to resolve these. The performance characteristics of the Company's transmission make it a promising candidate for such applications.]

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

               In December, 1999, the Company finished a wide-ranging and complete CAD/CAM design evaluation on the infinitely variable transmission which demonstrates that the Company's transmissions will meet the new emissions standards for light trucks announced in December, 1999 by the federal government. The evaluation included finite element analysis, fluid dynamics analysis and material compatibility analysis for "real world conditions" under temperatures ranging from minus 20 degrees fahrenheit to 150 degrees.

Hydraulic Pump/Motor, Constant Velocity Joint, and Spherical Gearing

               The Company's patented infinitely variable transmission will incorporate a hydraulic pump/motor machine and, although it can be operated with comm ercially-available pump/motors, it is most effectively used in combination with the Company's patented hydraulic pump/motors which, like the infinitely variable transmission, are significantly simpler, smaller and lighter than other commercially available pump/motors having comparable performance specifications. The key feature of the Company's pump/motors is their swash-plate mounting arrangements that utilize a new form of spherical gearing which is also proprietary to the Company. Further, this spherical gearing has been incorporated in yet another Company-owned invention, which has been developed to replace constant velocity joints used, among other places, in all front-wheel drive vehicles. The Company's constant velocity joint is a departure from known designs, and its efficiency and weight savings may provide a significant competitive advantage in the annual constant velocity joint market of 180,000,000 units per year (1994 Annual Report of GKN (the world's largest producer of constant velocity joints)).

               The compact size and full power start-up torque of the Torvec hydraulic pump/motors are made possible through the invention of a revolutionary new form of gearing based on the geometry of spheres rather than conventional gear geometry of cylinders and cones. This new "spherical" gear is perhaps the most important and creative Gleasman invention to date, surpassing the "impossible geometry" of the Torsen® differential gearing, which was developed by the Gleasmans and is now used in many passenger vehicles throughout the world such as: Porsche, Audi Quattro's, eight lines of Toyota, and Mazda Miata.

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

(c)     Our Patented Ice Technology

               On November 29, 2000, the Company entered into an Agreement and Plan of Merger to acquire Ice Surface Development, Inc. ("ISD"), a wholly-owned subsidiary of UTEK Corporation, 202 South Wheeler Street, Plant City, Florida 33566. As a result of the merger, the Company acquired through a wholly-owned subsidiary, a 20 year, exclusive worldwide license granted by the Trustees of Dartmouth College to ISD for land-based motorized applications to a novel ice adhesion modification system developed by Professor Victor F. Petrenko at Dartmouth's Thayer School of Engineering. The Dartmouth patented technology allows for the rapid non-thermal de-icing of vehicle surfaces using a novel electrochemical decomposition technology invented by Dr. Petrenko. Dr. Petrenko's work has shown that electrodes attached directly to surfaces can break down ice and water through the process of electrolysis. When applied to automotive and truck surfaces, gas bubbles of hydrogen and oxygen are formed during the electrolysis process. These bubbles generate pressure on the vehicle surface therefore shedding ice. The Torvec-Dartmouth team intends to adapt this principle to automotive and other motorized de-icing systems.

               In June, 2000, Dr. Petrenko's technology was licensed by Dartmouth to The BF Goodrich Company for all aircraft and marine applications. Recently Discover Magazine honored Dr. Petrenko's technology as the "most innovative invention for the aerospace industry in the year 2000."

               Aside from repelling ice on glass and other surfaces, Dr. Petrenko's technology also increases the traction of rubber on ice by a factor of 20. New ice traction systems based upon this technology could give vehicles, including the FTV vehicle, as much traction on ice as if they were driving on dry pavement. Vehicles could one day be equipped with "smart" tracks that grab ice.

               The Company acquired ISD from UTEK to integrate the Dartmouth icing technology into its FTV™ as well as to sub-license the technology for a wide-assortment of land-based motorized vehicle applications (e.g. cars, trucks, trains, trailers), including their components (e.g. windshields). The Company is actively negotiating with potential licensees and/or joint venture partners to commercialize its ice technology.

(d)     Competition and Market Acceptance

               The Company believes that its automotive technology is superior to similar products manufactured in the automotive industry and in some instances represents a true paradigm shift with respect to presently known technology. However, once the Company commences operations, it will be competing against companies that have significantly greater financial, marketing and operating resources than the Company. The Company also believes that its ice technology is truly unique. No other company in the world possesses the right to commercialize such technology in the motorized, land-based vehicle field.

               The Company's immediate future development is, in part, dependent upon its ability to successfully commercialize its ice technology (either through a sublicense or through a joint venture arrangement). It is also dependent, in part, upon consumer acceptance of the FTV vehicle especially in the Asian, African, South and Central American markets. While the potential domestic and international market is great, the Company faces considerable obstacles in introducing the FTV in these markets and there can be no assurance that it will be able to do so successfully.

               The Company's ability to generate revenue and become profitable is also dependent upon the automotive industry's acceptance of certain of its other products, such as the infinitely-variable transmission, the hydraulic pump and motor, the constant velocity joint and spherical gearing. The Company's ultimate growth and future financial performance will depend on demonstrating the advantages of such products over existing technologies to an automotive industry which has committed substantial resources to product systems utilizing old technology. In addition, despite management's belief that its products are superior, the Company will have to overcome the "not invented here" attitude that permeates the industry. However, the recent Bush Administration decision to implement the previous administration's diesel emission standards could lead to rapid acceptance within the industry of the Company's automotive inventions especially its infinitely-variable transmission.

Item 2.     DESCRIPTION OF PROPERTY.

               On January 7, 1998, the Company entered into a Service and Space Agreement with Joseph L. Neri, Sr. (a shareholder) and Joseph Neri Che vrolet-Oldsmobile-Pontiac pursuant to which the Company was entitled to lease the premises described below. The Agreement was terminated on August 31, 1999 and, in accordance with an informal and oral understanding with Mr. Neri, the Company was permitted to utilize the premises at no charge from time to time during fiscal year 2000 and anticipates utilizing the facility in fiscal year 2001 in similar fashion. The facility is located at 3740 Route 104, Williamson, New York (approximately 20 minutes from downtown Rochester, New York). The facility is approximately 17,000 sq. ft., situated on 8 acres of land. The Company has been able to use the facility, all utilities (including telephone system with an after-hour answering service), computer system, service department, specialized equipment and tools with above-ground lifts (D.E.C. approved) one of which has a 28,000 lb. capacity for trucks and buses, an 8 bay body shop, complete with a paint room and Kansas Jack straightening machine, a two floor parts department and a 30 member staff (sales, managers, office staff, mechanics and a computer programmer). The Company believes that this facility is sufficient to construct all prototype FTV vehicles as well as assemble and install all prototypes for the Company's other products for testing and demonstration purposes.

               The executive offices of the Company are located at 11 Pond View Drive, Rochester, New York 14534.

Item 3.     LEGAL PROCEEDINGS.

(a)     The Gleasman Litigation

               On August 29, 1997, McElroy Manufacturing, Inc. of Tulsa, Oklahoma, and two MMI employees (collectively "MMI"), initiated a lawsuit against Vernon and Keith Gleasman in the United States District Court for the Northern District of Oklahoma. The Company is not a party to this litigation. The plaintiffs claimed that the Gleasmans had breached an Agreement dated October 10, 1991 to market inventions developed under U.S. Patent 5,440,878 (the gimbal patent), in which MMI had an interest. Secondly, the plaintiffs alleged that the two MMI employees should have been named as co-inventors on three other patents. The plaintiffs also sought reimbursement of their development costs in the amount of $750,000.

               In responding to the MMI complaints, the Gleasmans requested dismissal of the complaint on the grounds that the October 10, 1991 Agreement contained provisions under which the parties agreed to arbitrate "any controversy or claim arising out of or relating to this Agreement." The Gleasmans also requested dismissal of the complaint on the additional grounds that the two individuals were not co-inventors and, even if they were, that pursuant to the Agreement the individuals and MMI assigned any and all interest they may have had in such patents to the Gleasmans.

               On February 6, 1998, the Court stayed all aspects of the litigation pending arbitration in New York State.

               Hearings were conducted before the arbitrator in 1998. On April 22, 1999, the arbitrator issued a nonappealable decision which determined that Vernon and Keith Gleasman exclusively owned all three patents, thereby confirming that these patents, which were assigned by them to the Company, are the exclusive patents of the Company. The arbitrator also determined that neither party breached the 1991 Agreement, but that, in accordance with its terms, the sum of $862,699.61 should be paid to MMI (as reimbursement for development costs) by the Gleasmans out of royalties and other sums which they may receive and that MMI was entitled to a 20% interest in all royalties and other sums received by the Gleasmans.

               On June 3, 1999, MMI, by letter addressed to the Gleasmans' personal counsel, demanded that the Gleasmans reimburse MMI immediately for its expenses in the amount of $862,699.61, plus interest, to be paid from any monies received by the Gleasmans on account of the subject patents including, but not limited to, 20 % of all royalties or monies received by the Gleasmans from the sale of shares of stock in the Company. Further, MMI demanded that the Gleasmans correct inventorship of the subject patents by requesting the Commission of Patents & Trademarks to issue a Certificate of Correction adding A.H. "Chip" McElroy, II and Dave Porter as co-inventors on the subject patents. While correction of inventorship was not addressed in the decision, such correction, if appropriate, is desirable and possible, and can be accomplished by application to the Commissioner of Patents and Trademarks. MMI did not contest the arbitrator's determination that the patents were assigned to the Gleasmans and are now owned by the Company. In the same letter, MMI demanded that the Company pay, out of proceeds generated by sale of its stock, the same sums demanded of the Gleasmans and notify any licensee, assignee or investor of MMI's right to recover expenses and its 20% interest in monies received on account of the subject patents.

               On June 15, 1999, MMI filed its amended complaint in the United States District Court for the Northern District of Oklahoma. There were two causes of action. The first cause of action sought correction of the inventorship of the subject patents. The second cause of action sought an order confirming the arbitrator's award and, in addition, sought an order directing that the Gleasmans reimburse MMI immediately for its expenses in the amount of $862,699.61 plus interest accruing from the date of the arbitrator's award.

               On March 31, 2000, the Court remanded the case to the arbitrator to clarify certain ambiguities regarding the payment and terms of his April 22, 1999 decision. On July 10, 2000, the arbitrator issued an "Addendum and Clarification Memorandum" awarding $360,000 to MMI in partial reimbursement of its expenses. This amount is to be paid by Vernon and Keith Gleasman, not the Company.

               Vernon and Keith Gleasman made an application to the arbitrator to vacate so much of the Addendum which related to the payment of $360,000 to MMI and if the application to vacate was not granted, to reopen the hearing before the arbitrator to allow Vernon and Keith Gleasman to introduce additional evidence regarding their expenses.

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

               In rendering its decision, the arbitrator stated that the existence of Torvec, Inc. has nothing to do with the lawsuit or the arbitration and that the Gleasmans have certain obligations to MMI and MMI to the Gleasmans.

               As indicated above, the Company is not a party to this litigation. Moreover, the arbitrator's statements made in his September 25, 2000 decision reinforce management's belief that the demands (of reimbursement and a 20% interest in monies received) made by MMI upon the Company (expressed only in a letter from MMI's counsel) constitute a complete misreading of the arbitrator's decision and are without merit procedurally as well as substantively, since among other reasons, the contract was between the Gleasmans and MMI, the Company did not participate in the arbitration proceedings and that the arbitrator's decision did not direct payment of any sums from the Company to MMI.

(b)     The Company's Lawsuits

               (i)     On November 14, 2000, the Company joined with Vernon and Keith Gleasman, as plaintiffs, in filing a lawsuit against McElroy Manufacturing, Inc., Arthur H. McElroy, II and Tri-Mc (collectively, "MMI") in the United States District Court for the Northern District of Oklahoma.

               Under the October 10, 1991 Agreement between MMI and the Gleasmans, McElroy was to manufacture from one to five prototypes of an hydraulic pump and motor designed by the Gleasmans for use in a continuously variable gear transmission also designed by them. The hydraulic pump and motor designed by the Gleasmans necessitated a constant velocity joint in order to be marketable, and the Gleasmans utilized a gimbal in their designs for the constant velocity joint. The designs and related technology were patented under U.S. Patent No. 5, 440,878.

               MMI manufactured a first-generation prototype of the pump and motor using a gimbal for the constant velocity joint. However, after such manufacture, on numerous occasions, MMI stated to the Gleasmans that the first-generation prototype pulsated or oscillated during operation of the motor which rendered the pump and motor inoperable for its stated purposes and, thus, unmarketable, and that the gimbal was the source of the pulsation or oscillation.

               In the summer of 2000, the Company's engineers, based upon CAD/CAM studies, discovered that the gimbal did not pulsate or oscillate. The Gleasmans and the Company's management only then concluded that MMI had been misleading the Gleasmans, the Company and the Court concerning the operability of the gimbal pump design.

               As the result of such discovery, management of the Company believes that MMI's earlier statements regarding the inoperability of the gimbal were false, and fraudulent and that MMI knew that the first-generation pump and motor utilizing a gimbal as the constant velocity joint, as specifically designed by the Gleasmans, did not pulsate or oscillate but was instead a valuable and marketable pump and motor system which could have been rapidly commercialized.

               Management therefore believes that the Company has been harmed by MMI in the following important respects:

o

The Gleasmans and, later, the Company were induced to proceed with expensive and time-consuming design, manufacturing and marketing of an alternative to the gimbal. Specifically, the Gleasmans and, later, the Company, expended an aggregate sum of approximately $1,000,000 in the design, manufacture and marketing of spherical gear technology, in significant part, to replace the gimbal and subsequent pump and motor prototypes;

o	The Gleasmans, and later, the Company, lost significantly valuable business opportunities available to them;

o

The Gleasmans, and later, the Company, were induced to forebear the exercise of their rights to obtain worldwide patents on the pump and motor design which implemented a gimbal as the constant velocity joint.

               By reason of the foregoing, management believes that MMI is liable to the plaintiffs for considerable compensatory and punitive damages in an amount to be determined at trial. The plaintiffs have demanded a jury trial with respect to this litigation.

               On January 2, 2001, MMI moved to dismiss the plaintiffs' complaint on the grounds that it constituted an impermissible collateral attack on the arbitration award of April 22, 1999 and July 10, 2000. Moreover, MMI alleged that the plaintiffs' fraud claims were reviewed and rejected by the arbitrator.

               On January 31, 2001 plaintiffs responded to MMI's motion to dismiss. In its papers, the plaintiffs stated that the fraud complained of was never at issue in the arbitration proceedings and that inasmuch as the Company was not a party to the arbitration, it should be permitted a full and fair opportunity to litigate its claims.

               (ii)     On February 26, 2001, the Company brought suit against John Spiezio and John Doe, a/k/a "Torvec1" in the United States District Court for the Western District of New York. The Company contends that, Spiezio, John Doe and "Torvec1" either alone or acting on behalf of other persons, maliciously published numerous false and defamatory statements on the Internet worldwide website, "Raging Bull." The Company also claims that the defendant(s) intentionally interfered with the Company's business to its detriment. The Company believes that as the result of the defendant(s) defamation and/or business interference, the Company has sustained the following significant damages:

o	an adverse effect upon the daily trading of the Company's stock;
o	an erosion of confidence among the Company's current and potential shareholders;
o	a diminution of the Company's publicly trading stock value, in a range equal to at least $5.00 per share;
o	damage to the business reputations of the Company's management and officers.

               The Company seeks compensatory and punitive damages against the defendant(s) in an amount to be determined at trial and has demanded a jury trial. The complaint has been filed but defendant(s) have yet to respond.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               There were no matters submitted to the Company's Shareholders during the fourth quarter of the Company's fiscal year ended December 31, 2000.

PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)     Swartz Private Equity Financing

               On September 5, 2000 the Company entered into an Agreement with Swartz Private Equity, LLC pursuant to which Swartz Private Equity, LLC ("Swartz") granted to the Company a $50,000,000 equity funding commitment which continues for a period of thirty-six months. This flexible funding Agreement provides that from time to time at the Company's request, Swartz will purchase from the Company that number of the Company's common shares equal to 15% of the number of shares traded in the market in the 20 business days after the requested purchase. The purchase price will be 91% of the lowest closing bid price for the Company's common stock during that 20 day period. Swartz will not be required to purchase at any one time shares having a value in excess of $2,000,000. The Company may make additional requests at intervals of approximately 30 days.

               As a commitment fee, the Company granted to Swartz commitment warrants to purchase 960,101 shares of the Company's common stock which warrants can be exercised at an initial exercise price of $4.875, the market price of the Company's common stock on the date of the commitment by Swartz. The total number of commitment warrants will be adjusted upwards to represent 4.5% of the total outstanding common shares of the Company under certain circumstances during the three years that the commitment remains in effect. The warrant exercise price is reset to the lowest closing price of the Company's common stock during the 5 trading days ending on each 6 month anniversary of the warrants issue date.

               In addition to the commitment warrants referred to above, Swartz will be issued a warrant to purchase one share of common stock of the Company for every ten shares that it purchases pursuant to the Agreement. These purchase warrants will initially be exercisable at 110% of the market price of the shares simultaneously purchased by Swartz. Such exercise price is subject to the same reset provisions as govern the commitment warrants.

               Swartz has been granted a right of first refusal to handle future financings for the Company. However, that right continues only during the period of the commitment and the commitment can be terminated at any time upon paying a termination fee to Swartz. The termination fee is a maximum of $200,000 and may be less, dependent upon the amount of financing which has been provided by Swartz prior to the termination.

               The Company has agreed to reserve 5,000,000 common shares for sale pursuant to this Agreement.

               On October 2, 2000, the Company filed a Current Report (Form 8-K) to disclose the Swartz transaction as well as to file all documents in connection therewith.

               In the Agreement with Swartz, the Company agreed to file a Registration Statement pursuant to the Securities Act of 1933 for sale by Swartz of the shares acquired through this transaction. The Company filed a Form SB-2 Registration Statement covering the 5,000,000 shares reserved for sale under the Agreement on October 19, 2000. Such Registration Statement was declared effective by the Securities and Exchange Commission on October 23, 2000.

               In accordance with the Agreement, the Company sold 36,735 shares to Swartz and raised proceeds equal to $108,643.76 during its fiscal year ending December 31, 2000. In connection with this sale, the Company issued 3,674 purchase warrants to Swartz at an initial exercise price of $3.575 per share. The Company sold an additional 39,915 shares in February, 2001, receiving proceeds in the amount of $158,911.59. In connection with this sale, the Company issued 3,992 purchase warrants to Swartz at an initial exercise price of $4.8125 per share. The Company anticipates making additional puts during the balance of fiscal 2001.

               Also registered on the Form SB-2 were 354,000 common shares on behalf of certain consultants under a piggyback registration, which will allow these consultants to exercise options for common stock at $5.00 per share. If all these options are exercised, $1,770,000 will be provided to the Company. No options were exercised during fiscal year 2000.

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

               The following table presents the range of high and low bid prices for the Company's $.01 par value common stock for each quarter during its last two fiscal years. The source of the high and low bid information is the Over-the-Counter Bulletin Board. The market represented by the OTC Bulletin Board is extremely limited and the price for our common stock quoted on the OTC Bulletin Board is not necessarily a reliable indication of the value of our common stock. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

1999	High	Low
1st Quarter	$12.25	$4.75
2nd Quarter	$10.50	$3.50
3rd Quarter	$ 9.94	$5.12
4th Quarter	$ 8.50	$4.13

2000	High	Low
1st Quarter	$ 7.12	$3.37
2nd Quarter	$ 4.87	$2.06
3rd Quarter	$10.00	$2.50
4th Quarter	$ 5.25	$2.50

(c)     Holders

               As of December 31, 2000, the Company had 230 shareholders of record.

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

(e)     Preferred Stock

               On August 30, 2000, the Company filed an Amendment to its Certificate of Incorporation to increase its authorized shares to 140,000,000 and to divide such authorized shares into 100,000,000 shares of $.01 par value preferred stock and 40,000,000 shares of $.01 par value common stock. The Company did not issue any preferred stock in fiscal 2000.

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

(g)     Transfer Agent and Registrar

               Continental Stock Transfer & Trust Company has been appointed as the Company's Transfer Agent and Registrar for its Common Stock.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

               The Company's present business strategy relating to its automotive inventions is (1) to provide developing country FTV™ full terrain vehicle models for marketing to potential Asian, African, South and Central American joint venture partners; (2) to complete the installation of the Company's infinitely variable transmission into diesel-powered trucks for appropriate testing by national and state environmental agencies in the U.S. and other countries to quantify exact fuel savings and emissions levels and to determine its potential effect on the worldwide problem of diesel engine pollutants; (3) to promote worldwide use of the infinitely variable transmission for reducing diesel/gasoline engine pollution; (4) to enter into appropriate licensing/joint working arrangements for all of the Company's automotive inventions (the FTV, infinitely variable transmission, hydraulic pump/motor, constant velocity joint, and spherical gearing); (5) to obtain patent protection on new developments and improvements related to the Company's inventions described above.

               The Company has engaged in discussions with a number of vehicle manufacturers to license one or more of its inventions and/or to create one or more joint venture relationships. If successful, these licenses or relationships will lead to the further development, manufacture and distribution of the Company's inventions, especially the FTV, the infinitely variable transmission and the Company's constant velocity joint .

               The Company has completed its first pre-production prototype of the FTV on an Isuzu truck frame and is now testing and demonstrating the FTV. The Company believes that its ability to showcase the Isuzu truck frame prototype will enhance its pursuit of joint venture or licensing agreements with one or more manufacturers of cars, trucks and related equipment, especially since the FTV can be assembled, without significant modification, on nine manufacturer's vehicle frames.

               The Company plans to selectively incorporate its other patented technologies, including its infinitely variable transmission, its lightweight hydraulic pump and motor, its constant velocity joint (with its true infinite gearing based on the Company's proprietary spherical gearing assembly), into the FTV prototype as well as to separately commercialize each of the technologies through licensing and one or more joint venture partners.

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

               In August, 1999, the Company established a working relationship with an international export company to solicit expressions of interest for its FTV to form potential worldwide governmental and institutional customers.

               The Company continues to investigate the possibility of manufacturing the FTV itself. To this end, the Company has and is investigating potential sites in Rochester, New York and other communities and has engaged in preliminary discussions with a number of financial institutions to formulate a financial package which, together with government based incentives, will enable the Company to pursue this approach with the actual production of the vehicle. The Company believes that it will need at least 12-15 million dollars in order to pursue this possibility and management is presently investigating ways in which to acquire such monies including the proceeds from Swartz Private Equity as well as additional equity and/or debt financing.

               On April 25, 2000, the Company inaugurated its website, www.torvec.com, for marketing, sales, education and information relating to the Company's inventions. Potential customers for the FTV may access the website to order the vehicle for delivery in 18 months by depositing 10% towards the purchase price.

               On June 29, 2000, the Company announced that it had granted an exclusive, world-wide license of all its automotive technology to Variable Gear, LLC for the aeronautical and marine markets. Variable Gear will pay the Company 4% royalties for 7 years after which the Company is obligated to repurchase the license. Variable Gear is owned 51% by Robert C. Horton, Chairman and CEO of Ultrafab, Inc. and a Company shareholder. The Company owns the remaining 49%. The Company does not share in any profit or losses in this entity.

               The Company's present business strategy relating to its ice technology is to 1) to develop commercially viable de-icing and ice adhesion systems for land-based motorized vehicle applications; 2) to enter into appropriate licensing/joint venture arrangements; and 3) to otherwise promote utilization of the Company's ice technology world-wide. The Company's license agreement with Dartmouth provides for a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income.

               Dr. Petrenko has entered into a one year consulting agreement with the Company.

               The net loss for the year ended December 31, 2000 was $2,363,000 as compared to the year ended December 31, 1999 net loss of $4,788,000. The decrease in the net loss of $2,425,000 is principally related to a decrease in the amortization of unearned compensatory stock. The amortization, which is a non-cash item, amounted to $435,000 for the year ended December 31, 2000 compared to $3,050,000 for the year ended December 31, 1999.

               Research and development expenses for the year ended December 31, 2000 amounted to $731,000 as compared to $1,035,000 for the year ended December 31, 1999. This decrease amounted to $304,000 and is due to the decrease in expenses associated with the FasTrack vehicle. Furthermore, management expects that research and development will continue to decrease in year 2001. General and administrative expenses for the year ended December 31, 2000 amounted to $1,643,000 as compared to $3,753,000 for the year ended December 31, 1999. This decrease amounted to $2,110,000 and is due to a decrease in unearned compensatory stock previously discussed, offset by an increase in advertising and promotion of approximately $433,000 and an increase in legal and professional fees of $201,000 and a decrease of $164,000 relating to lease payments charged to operations in 1999 on termination of agreement.

Liquidity and Capital Resources

               The Company's operations during its fiscal year ended December 31, 2000 have been partially funded through the sale of 181,056 shares of common stock to Swartz and an investor for aggregate proceeds of approximately $808,650. In addition, the Company issued 196,259 shares to business consultants in exchange for services rendered under the Company's Business Consultant's Stock Plan (described on page 48). The Company anticipates that the funding it will receive from Swartz as well as its continuing issuance of shares under its Business Consultant's Stock Plan will be adequate to fulfill its needs during the next 12 months. However, the Company also recognizes, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the nature and extent of its prototype development program, its testing program, the ability of the Company to secure adequate manufacturing and distribution relationships and market acceptance of the Company's products) that, over the next twelve months, the Company may be required to seek additional financing in the form of a significant equity investment by one or more investors in privately-negotiated transactions or through debt-financing or both.

               The Company's cash position at any time during fiscal 2000 was directly dependent upon its success in selling stock since the Company generated no revenues from any other source. This trend is expected to continue throughout fiscal 2001.

Y2K Compliance

               The Company currently uses a software which management believes is in "Year 2000" (Y2K) compliance. Management will continue to evaluate the current software and implement any necessary changes to remain in "Year 2000" (Y2K) compliance.

Impact of Inflation

               Inflation has not had a significant impact on the Company's operations to date and management is currently unable to determine the extent inflation may impact the Company's operations during its fiscal year ending December 31, 2000.

Quarterly Fluctuations

               As of December 31, 2000, the Company had not engaged in significant revenue producing operations. Once the Company actually commences significant revenue producing operations, the Company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the Company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the Company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the Company actually commences significant revenue producing operations, the Company's product revenues may vary significantly by quarter and the Company's operating results may experience significant fluctuations.

TORVEC, INC.
(a development stage company)

FINANCIAL STATEMENTS

Contents

Independent auditors' report	F-2
Consolidated balance sheet as of December 31, 2000	F-3
Consolidated statements of operations for each of the years in the two-year period ended December 31, 2000 and for the period from September 25, 1996 (inception) through December 31, 2000	F-4
Consolidated statements of changes in stockholders' equity for the period from September 25, 1996 (inception) through December 31, 2000	F-5
Consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2000 and for the period from September 25, 1996 (inception) through December 31, 2000	F-6
Notes to financial statements	F-7

                                                                                                                                                    F-1

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Torvec, Inc.

We have audited the accompanying consolidated balance sheet of Torvec, Inc., (a development stage company) and its subsidiary, as of December 31, 2000, and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended December 31, 2000 and for the period from September 25, 1996 (inception) through December 31, 2000 and changes in stockholders' equity for the period from September 25, 1996 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and its subsidiary as of December 31, 2000 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2000 and for the period from September 25, 1996 (inception) through December 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

As described in Note J[4], the principal stockholders are involved in an arbitration proceeding relating to certain technology which they contributed to the Company at its formation.

/S/ RICHARD A. EISNER & COMPANY, LLP

Richard A. Eisner & Company, LLP

New York, New York
March 7, 2001

                                                                                                                                                        F-2

TORVEC, INC.
(a development stage company)

Consolidated Balance Sheet
December 31, 2000

ASSETS Current assets: Cash Subscription receivable (received in January 2001) Prepaid expenses Total current assets	$ 34,000 109,000 147,000 290,000
Equipment: Office equipment Transportation equipment Less accumulated depreciation Net equipment License, less accumulated amortization of $15,000	9,000 53,000 62,000 (36,000) 26,000 3,246,000 $ 3,562,000

LIABILITIES
Current liabilities:
   Current portion of loan payable
   Accounts payable and accrued expenses
   Current portion of deferred revenue
   Consulting fees payable to related parties

      Total current liabilities

Deferred revenue
Loan payable

Commitments, contingency and other matter

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 100,000,000 shares authorized, none issued
Common stock, $.01 par value, 40,000,000 shares authorized, 22,552,062 issued and outstanding (including 63,256 shares issued subject to put option)
Additional paid-in capital
Deficit accumulated during the development stage

$ 6,000 77,000 21,000 665,000 769,000 118,000 9,000 896,000 225,000 13,125,000 (10,684,000) 2,666,000 $ 3,562,000

See independent auditors' report and notes to financial statements                                           F-3

TORVEC, INC.
(a development stage company)

Statements of Operations

	Year Ended December 31,		September 25, 1996 (Inception) Through December 31, 2000
	2000 (consolidated)	1999
Revenues Cost and expenses: Research and development General and administrative Net loss Basic and diluted loss per common share Weighted average number of shares of common stock - basic and diluted	$ 11,000 $ 731,000 1,643,000 $ (2,363,000) $(0.11) 21,322,000	$ 1,035,000 3,753,000 $ (4,788,000) $(0.23) 20,918,000	$ 11,000 $ 3,044,000 7,651,000 $(10,684,000)

See independent auditors' report and notes to financial statements                                                     F-4

TORVEC, INC.
(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity
Common Stock Shares Amount	Additional Paid-in Capital	Unearned Compensatory Stock and Options	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

Issuance of shares to founders (Note A)
Issuance of stock for services (Note A)
Sale of common stock - November ($1.50 per share)
Sale of common stock - December ($1.50 per share)
Distribution to founders (Note A)
Net loss
Balance - December 31, 1996
Issuance of compensatory stock (Note I[2])
Issuance of stock for services (Note I[6])
Sale of common stock - January ($1.50 per share)
Sale of common stock - February ($1.50 per share)
Sale of common stock - May ($1.50 per share)
Issuance of stock for services (Note I[6])
Sale of common stock - June ($3.00 per share)
Sale of common stock - July ($3.00 per share)
Sale of common stock - August ($3.00 per share)
Sale of common stock - September ($3.00 per share)
Sale of common stock - October ($3.00 per share)
Sale of common stock - November ($3.00 per share)
Sale of common stock - December ($3.00 per share)
Issuance of compensatory options to consultants (Note I[4])
Compensatory stock and options earned
Distributions to founders (Note A)
Net loss
Balance - December 31, 1997
Issuance of stock for services (Note I[6])
Sale of common stock - May 11 to September 20 ($5.00 per share)
Sale of common stock - September 21 to December 31 ($10.00 per share)
Costs of offering
Compensatory stock and options earned
Contribution of services (Note E[2])
Net loss
Balance - December 31, 1998
Issuance of stock for services (Note I[5])
Sale of common stock - January 1 to August 9 ($10.00 per share)
Sale of common stock - August 10 to November 30 ($5.00 per share)
Issuance of compensatory options to consultants (Note I[2])
Common stock issued- exercise of options (Note I[2])
Compensatory stock and options earned
Contribution of services (Note E[2])
Net loss
Balance - December 31, 1999
Issuance of stock for services (Note I[5])
Sale of common stock - March 29 ($4.51 per share)
Sale of common stock - June 23 ($3.50 per share)
Acquisition of Ice Surface Development (Note B)
Proceeds from exercise of put option
Compensatory stock and options earned
Contribution of services (Note E[2])
Net loss
Balance - December 31, 2000

  16,464,400
    2,535,600
       64,600
      156,201

  19,220,801
   1,000,000
       12,000
       58,266
       75,361
       30,000
         2,000
       73,166
       13,335
       60,567
       10,000
        7,000
       10,000
      100,000

  20,672,496
         1,000
      112,620
       25,500

  20,811,616
       45,351
       80,670
       84,500

       21,000

  21,043,137
      196,259
       44,321
      100,000
    1,068,354
       36,735

  22,488,806

$ 165,000 25,000 1,000 1,000 192,000 10,000 1,000 1,000 1,000 1,000 1,000 207,000 1,000 208,000 1,000 1,000 210,000 2,000 1,000 11,000 1,000 $ 225,000

$    (165,000)
       381,000
         96,000
       233,000
       (27,000)

       518,000
     1,490,000
         18,000
        86,000
       112,000
         45,000
          6,000
       219,000
         40,000
       181,000
         30,000
         21,000
        30,000
       299,000
       234,000

     (338,000)

     2,991,000
          3,000
       562,000
       255,000
       (60,000)

         15,000

     3,766,000
       327,000
       806,000
       422,000
     2,780,000
       105,000

         15,000

     8,221,000
       838,000
       200,000
       349,000
     3,394,000
       108,000

         15,000

$ 13,125,000

		$ (1,500,000) (234,000) 451,000 (1,283,000) 578,000 (705,000) (2,780,000) 3,050,000 (435,000) 435,000 $ 0	$ (489,000) (489,000) (922,000) (1,411,000) (2,122,000) (3,533,000) (4,788,000) (8,321,000) (2,363,000) $ (10,684,000)

$              0
       406,000
        97,000
       234,000
       (27,000)
     (489,000)
       221,000
               0
         18,000
         87,000
       113,000
         45,000
          6,000
       220,000
         40,000
       182,000
         30,000
         21,000
         30,000
       300,000
               0
       451,000
     (338,000)
     (922,000)
      504,000
          3,000
       563,000
       255,000
       (60,000)
       578,000
         15,000
   (2,122,000)
     (264,000)
       327,000
       807,000
       423,000
               0
       105,000
     3,050,000
         15,000
   (4,788,000)
     (325,000)
       840,000
       200,000
       350,000
     3,405,000
       109,000
       435,000
        15,000
   (2,363,000)
$    2,666,000

See independent auditors' report and notes to financial statements                                                                                                                                                                                                                        F-5

TORVEC, INC.
(a development stage company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2000 1999 (consolidated)		September 25, 1996 (Inception) Through December 31, 2000

Cash flows from operating activities:
          Net loss
          Adjustments to reconcile net loss to net cash used in
                    operating activities:
                              Depreciation and amortization
                              Common stock issued for services
                              Contribution of services
                              Compensation expense attributable to
                                        common stock and options
                              Changes in:
                                        Other assets
                                        Prepaid expenses
                                        Deferred revenue
                                        Accounts payable and accrued expenses

                                                   Net cash used in operating activities

	$ (2,363,000) 27,000 840,000 15,000 435,000 13,000 139,000 217,000 (677,000)	$ (4,788,000) 12,000 327,000 15,000 3,050,000 164,000 (38,000) (1,258,000)	$ (10,684,000) 51,000 1,577,000 69,000 4,513,000 13,000 139,000 742,000 (3,580,000)

Cash flows from investing activities: Purchase of equipment Cost of acquisition Net cash used in investing activities	16,000 16,000		(62,000) (16,000) (78,000)

Cash flows from financing activities:
          Net proceeds from sales of common stock and expense of options
          Proceeds from loan
          Repayments of loan
          Distributions

                                                   Net cash provided by financing activities

Net increase (decrease) in cash
Cash at beginning of period

Cash at end of period

	550,000 (6,000) __________ 544,000 (149,000) 183,000 $ 34,000	1,416,000 (5,000) 1,411,000 153,000 30,000 $ 183,000	4,042,000 29,000 (14,000) (365,000) 3,692,000 34,000 __________ $ 34,000

Supplemental disclosure of noncash investing and financing activities: Issuance of compensatory options to consultants Issuance of common stock for license Cash paid for interest	$ 3,405,000 $ 2,000	$ 2,780,000 $ 2,000

See independent auditors' report and notes to financial statements                                             F-6

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 2000

Note A - The Company

Torvec, Inc. (the "Company") was incorporated in New York on September 25, 1996. The Company, which is in the development stage, specializes in automotive technology. In September 1996, the Company acquired numerous patents, inventions and know-how (the "technology") contributed by Vernon E. Gleasman and members of his family (the "Gleasmans") (see Note J[4]). The Company intends to develop and design specific applications for this technology relating to steering drives for tracked vehicles, infinitely variable transmissions, hydraulic pumps and motors and constant velocity joints and spherical gearings. As consideration for this contributed technology, the Company issued 16,464,400 shares of common stock and $365,000 to the Gleasmans. In September 1996, the Company issued 2,535,600 shares of common stock (valued at $406,000) to individuals as consideration for the cost of services and facilities provided in assisting with the development of this technology.

For the period from inception through December 31, 2000, the Company has accumulated a deficit of $10,684,000, and at December 31, 2000 has a working capital deficiency of $479,000 and has been dependent upon equity financing to meet its obligations and sustain operations. The Company is in the development stage and its efforts have been principally devoted to research and development, raising capital and marketing of principal products. Substantial additional financing will be required by the Company to fund its activities (see Note I[7]).

Note B - acquisition of license

On November 29, 2000, the Company entered into an Agreement and Plan of Merger to acquire Ice Surface Development, Inc ("Ice") (incorporated on May 2, 2000) for 1,068,354 shares of common stock. The acquisition was accounted for under the purchase method. The fair value of the common stock issued of approximately $3,405,000 was allocated as follows:

Prepaid expenses License (Note D) Consideration (including costs of $16,000)	$ 160,000 3,261,000 $ 3,421,000

The results of operations of Ice prior to acquisition were de minimis.

Note C - summary of significant accounting policies
[1]

Consolidation:

The financial statements include the accounts of the Company and its wholly-owned subsidiary, Ice, as at December 31, 2000 and from the date of its acquisition through December 31, 2000. All material intercompany transactions and account balances have been eliminated in consolidation.

[2]

Equipment:

Equipment, including a vehicle intended to be used as a prototype, is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from five to seven years.

[3]	Research and development and patents: Research and development costs and patent expenses are charged to operations as incurred.

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 2000

Note C - summary of significant accounting policies (continued)
[4]	License: The license is being amortized over its remaining life of approximately 19 years which correlates to an underlying patent.
[5]

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

[6]

Loss per common share:

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive.

[7]	Fair value of financial instruments: The carrying value of cash, accounts payable and accrued expenses approximates their fair value due to the short maturity of those instruments.

[8]

Stock-based compensation:

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock options granted to nonemployees for goods or services are measured using the fair value of these options and such costs are included in operating results as an expense.

[9]	Deferred revenue: Revenue in connection with the granting of a license (Note J[3] is being amortized over the period of the license of approximately seven years.

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 2000

Note D - LICENSE FROM THE TRUSTEES OF DARTMOUTH COLLEGE

On November 28, 2000, Ice entered into a 20 year exclusive license with the Trustees of Dartmouth College for land-based applications to a novel ice adhesion modification system developed by Dr. Petrenko at Dartmouth Thayer School of Engineering for $25,000. The license agreement provides for the payment of $140,000 for sponsored research and a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income.

Dr. Petrenko also entered into a one year consulting agreement with Ice for a minimum of $20,000.

Note E - Related Party Transactions
[1]

On December 1, 1997, the Company entered into three-year consulting agreements with three members of the Gleasman family (major stockholders and directors) whereby each will provide technical services to the Company in exchange for compensation of $12,500 each per month. In addition, the Company granted them options to purchase a total of 75,000 shares of common stock at an exercise price of $5.00 per share (Note I[2]). For the years ended December 31, 2000, 1999, 1998 and 1997, the Company incurred expenses amounting to approximately $522,000, $528,000, $528,000 and $45,000, respectively, in connection with these agreements. Effective December 1, 2000, the agreement was extended for three years and amended to provide for the payment of prior and future compensation at the discretion of the Board of Directors in either cash or shares of common stock or combination of both. Prior to these agreements, one member of the Gleasman family provided consulting services to the Company. Amounts charged to operations for the year ended December 31, 1997 and for the period ended December 31, 1996 were approximately $55,000 and $18,000, respectively.

[2]

During the three years ended December 31, 2000 a stockholder provided space and services to the Company at no charge. The fair value of such space and services amount to $15,000 in each year and was treated as a capital contribution and expensed.

[3]

During the years ended December 31, 2000 and 1999 the Company issued to a director 2,882 and 6,231 shares of common stock, respectively, under the business consultants stock plan (Note I[5]) for services rendered as patent counsel.

Note F - Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 2000

Note F - Income Taxes (continued)

At December 31, 2000, the Company has available $3,661,000 of net operating loss carryforwards to offset future taxable income tax expiring through 2020.

At December 31, 2000, the Company has a deferred tax asset of approximately $1,438,000 representing the benefits of its net operating loss carryforward and a deferred tax asset of $2,524,000 from temporary differences, principally stock options not currently deductible and certain operating expenses which have been capitalized as start-up costs for federal income tax purposes. The total of these deferred tax assets has been fully reserved by a valuation allowance since realization of their benefit is uncertain.

A reconciliation between the actual income tax benefit and income taxes computed by applying the federal income tax rate of 34% to the net loss is as follows:

	Year Ended
	December 31,
	2000	1999

Computed federal income tax benefit at 34% rate	$ (803,000)	$ (1,627,000)
State tax benefit, net of federal tax benefit	(125,000)	(253,000)
Nondeductible expenses	33,000	202,000
Valuation allowance	895,000	1,678,000

	$ 0	$ 0

Note G - Accounts Payable and Accrued Expenses

At December 31, 2000, accounts payable and accrued expenses consist of the following:

Professional fees	$ 23,000
Trade payables	54,000

$ 77,000

Note H - Loan Payable

During 1998, the Company purchased a vehicle that is intended to be used as a prototype. The vehicle is collateral for the loan. The loan is payable in monthly installments of principal and interest (at 10.13% per annum) of approximately $610 through March 2003.

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999

Note H - Loan Payable (continued)

At December 31, 2000 the net book value of the prototype vehicle was approximately $21,000.

Total future principal payments under the loan are as follows:

2001 2002 2003	$ 6,000 7,000 2,000 $ 15,000

Note I - Stockholders' Equity
[1]

Private placement:

On May 11, 1998 the Company initiated a private placement of its common stock at $5.00 per share. On September 21, 1998 the Company increased the offering price to $10.00 per share. The Company received net proceeds of $550,000, $1,230,000 (of which $507,000 was received from the Gleasman family), $758,000, $1,068,000 and $331,000 from private placements for the years ended December 31, 2000, 1999, 1998 and 1997 and for the period ended December 31, 1996, respectively.

[2]

Consultant:

In February 1997, the Company entered into a three-year agreement with a consultant (the "Consultant") whereby the Consultant will provide financial consulting services and assistance in obtaining financing as well as other services. In consideration thereof, employees of the Consultant received an aggregate of 1,000,000 shares of common stock for $50. The Company valued the shares of common stock at $1.50 per share.

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

On February 10, 1999, the Company entered into a one-year agreement with two consultants to provide financial and public relation services. In connection therewith, 375,000 of previously granted warrants were cancelled and the Company granted 375,000 options at an exercise price of $5.00 exercisable immediately through February 10, 2004. The Company valued these options at $2,780,000 using the Black-Scholes Option pricing model with the following weighted average assumptions for the year ended December 31, 1999: risk free interest rate of 5%, dividend yield 0%, volatility 40% and expected life for options granted of 5 years. These options will be charged to operations over the term of the consulting agreement. In February 1999, 21,000 of such options were exercised.

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 2000

Note I - Stockholders' Equity (continued)
[3]	Authorized shares: In August 2000, the Board of Directors amended the certificate of incorporation to authorize 100,000,000 shares of preferred stock and 40,000,000 shares of common stock.

[4]

Stock option plan:

In December 1997, the Board of Directors of the Company approved a Stock Option Plan (the "Plan") which provides for the granting of up to 2,000,000 shares of common stock, pursuant to which officers, directors, key employees and key consultants/advisors are eligible to receive incentive, nonstatutory or reload stock options. Options granted under the Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. Options generally vest over five years.

In connection with certain consulting agreements (see Note E[1]), the Company granted an aggregate of 75,000 nonqualified options to purchase common stock under the Plan at an exercise price of 0$5.00 per share. The options vest 20% per annum and are exercisable through November 30, 2007. The Company valued these options at $234,000 using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31, 1997: risk-free interest rate of 5.91%, dividend yield 0%, volatility 40% and expected life for options granted of 10 years. The options are being amortized over the term of the consulting agreements.

On January 1, 1998 the Company granted 380,000 options under the Plan at an exercise price of $5.00 per share to officers and directors. The options are exercisable for a period of ten years and vest 20% per annum.

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted fair value of options granted during the year ended December 31, 1998 is estimated to be $.47. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5.75%, dividend yield 0%, volatility of .40% and expected life of 10 years.

Had compensation cost for the Company's stock options been determined base upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would be as follows:

	Year Ended December 31,

	2000	1999
Pro forma net loss Pro forma basic and diluted net loss per share	$2,475,000 $<0.12>	$4,900.000 $<0.23>

-32- TORVEC, INC. (a development stage company) Notes to Financial Statements December 31, 2000 Note I - Stockholders' Equity (continued)
[4]

Stock option plan (Continued):

At December 31, 2000, 455,000 options were outstanding with a weighted average exercise price of $5.00 per share and the weighted average remaining life was 7 years. At December 31, 2000, 273,000 options were exercisable with a weighted average exercise price of $ 5.00 per share.

At December 31, 2000, 1,545,000 options were available under the Plan.

[5]

Business consultant stock plan:

In June 1999, the Company adopted the Business Consultant Stock Plan, as amended (the "Stock Plan"). The plan provides for up to 400,000 shares of common stock to be issued from time to time to consultants in exchange for services. For the years ended December 31, 2000 and 1999, 196,259 and 45,351 shares were issued, respectively, to consultants and third parties in exchange for services and amounts owed to them. During the years ended December 31, 2000 and 1999 the Company charged $840,000 and $327,000, respectively, to operations in connection with the share issuances.

[6]

Noncash transaction:

During 1998, the Company granted 1,000 shares of common stock, valued at $3.00 per share, for services provided. During 1997, the Company granted 12,000 and 2,000 shares of common stock for services provided. The Company valued the shares at their fair value of $1.50 and $3.00 per share, respectively.

[7]

Equity funding commitment:

On September 5, 2000, the Company entered into an agreement with Swartz Private Equity, LLC ("Swartz") pursuant to which Swartz granted to the Company a $50,000,000 equity funding commitment which continues for a period of thirty-six months. The agreement provides that from time to time, at the Company's request, Swartz will purchase from the Company that number of the Company's common shares equal to 15% of the number of shares traded on the market in the 20 business days after the start of the requested purchase. The purchase price will be the lesser of, 91% of the average market price during that 20 day period or such market price minus $0.20. Swartz will not be required to purchase at any one time shares having a value in excess of $2,000,000. If the Company is in need of funds, the Company may make additional requests at intervals of approximately 30 days.

As a commitment fee, the Company granted to Swartz commitment warrants to purchase 960,101 shares of the Company's common stock which warrants can be exercised at $4.875 per share through August 15, 2005. The total number of commitment warrants is subject to antidilution provisions. The warrant exercise price is reset to the lowest closing price of the Company's common stock during the five trading days ending on each six month anniversary of warrant issue date.

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 2000

Note I - Stockholders' Equity (continued)
[7]

Equity funding commitment (Continued):

In addition to the commitment warrants referred to above, Swartz will be issued a warrant to purchase one share of common stock of the Company for every ten shares that it purchases pursuant to the agreement. These purchase warrants will initially be exercisable at 110% of the market price of the shares simultaneously purchased by Swartz, subject to the same reset provisions as govern the commitment warrants. In connection therewith the Company has reserved 367,263 shares of common stock. At December 31, 2000 Swartz has been granted an option to purchase 3,674 shares of common stock at $3.575 per share exercisable through January 8, 2006.

Swartz has been granted a right of first refusal to handle future financings for the Company. However, that right continues only during the period of the commitment and the commitment can be terminated at any time upon paying a termination fee to Swartz. The termination fee is a maximum of $200,000 and may be less dependent upon the amount of financing which has been provided by Swartz prior to the termination. The Company has agreed to reserve 5,000,000 common shares for sale pursuant to this agreement. As of December 31, 2000, 100,000 shares of common stock had been issued under the agreement of which 36,735 were exercised under the put option. The Company sold an additional 39,915 shares in February, 2001, receiving proceeds in the amount of $158,911.59. In connection with this sale, the Company issued 3,992 purchase warrants to Swartz at an initial exercise price of $4.8125 per share.

Note J - COMMITMENTS, CONTINGENCY AND OTHER MATTER
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

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 2000

Note J - COMMITMENTS, CONTINGENCY AND OTHER MATTER (continued)

[3]

Variable Gear, LLC:

In June 2000, the Company sold 100,000 shares of common stock to a stockholder for $5.00 per share and granted an exclusive world-wide license of all its technology to Variable Gear, LLC ("Variable Gear") (an entity owned 51% by the stockholder) for the aeronautical and marine markets. Variable Gear is to pay the Company a royalty of 4% of the gross selling price of products incorporating the technology and 49% of compensation received with respect to sublicense income through January 1, 2008. The Company owns the remaining 49% of Variable Gear. The Company does not share in any profit or losses in this entity. On January 1, 2008, the Company is required to purchase the membership interest of the stockholder at the then fair market value as defined.

The market price of the Company's stock at the date of the transaction was $3.50. Accordingly, $1.50 per share has been allocated to the license agreement. The license revenue of $150,000 is being recognized over the license period and the unrecognized portion is classified as deferred revenue.

[4]

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

In June 1999, McElroy filed an amended complaint in the United States District Court for the Northern District of Oklahoma seeking correction of the inventorship of the subject patents and that the Gleasmans immediately reimburse McElroy for its expense in the amount of $863,000 plus interest. In addition McElroy has demanded that the Company pay out of proceeds generated by sale of its stock the sums demanded of the Gleasmans.

In March 2000, the Court remanded the case to the arbitrator to clarify certain ambiguities regarding the payment and terms of the April 1999 decision. In July 2000, the arbitrator issued an "Addendum and clarification Memorandum" awarding $360,000 to McElroy in partial reimbursement of its expenses. This amount is to be paid by Vernon and Keith Gleasman, not the Company.

Vernon and Keith Gleasman made an application to the arbitrator to vacate so much of the addendum which related to the payment of $360,000 to McElroy and, if the application to vacate was not granted, to reopen the hearing before the arbitrator to allow Vernon and Keith Gleasman to introduce additional evidence regarding their expenses.

In September 2000, the arbitrator found that Vernon and Keith Gleasman's contentions to reopen the hearing were without merit and therefore denied in all respects Vernon and Keith Gleasman's application to vacate so much of the addendum as it relates to the payment of $360,000 or, in the alternative, to reopen the hearing to allow them to introduce additional evidence regarding their expenses.

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 2000

Note J - COMMITMENTS, CONTINGENCY AND OTHER MATTER (continued)
[4]

Arbitration: (continued)

In rendering its decision, the arbitrator stated that the existence of the Company has nothing to do with the lawsuit or the arbitration and that the Gleasmans have certain obligations to McElroy, and McElroy to the Gleasmans.

Management of the Company believes that certain demands made by McElroy upon the Company constitute a complete misreading of the arbitrator's decision and are without merit since the contract was between the Gleasmans and McElroy, the Company did not participate in the arbitration proceedings and that the arbitrator's decision did not direct payment of any sums from the Company to McElroy.

Should the Company's position not prevail, it would have an adverse effect on the Company's financial position and results of operations. No provision for such contingency has been made in the financial statements.

In a related matter, the Company, together with the Gleasmans, commenced an action in November 2000 in the United States District Court for the Northern District of Oklahoma against McElroy. The complaint sets forth five causes of action against McElroy based on common-law fraud. McElroy brought a motion to dismiss the complaint arguing that the action constituted an impermissible collateral attack on a previous arbitration and that the issues presented had already been determined in arbitration. The motion to dismiss is pending.

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

Herbert H. Dobbs
448 West Maryknoll Road
Rochester Hills, MI 48309

Keith E. Gleasman
11 Pond View Drive
Pittsford, NY 14534

Lee E. Sawyer
16 Williamsburg Lane
Rolling Hills, CA 90274

Morton A. Polster
c/o Eugene Stephens & Associates
56 Windsor Street
Rochester, NY 14605

James A. Gleasman
11 Pond View Drive
Pittsford, NY 14534

Vernon E. Gleasman
11 Pond View Drive
Pittsford, NY 14534

Samuel M. Bronsky
6653 Main Street
Williamsville, NY 14221

69 53 59 73 60 89 39

Chairman of the Board
of Directors

Director; President and
Consultant to Torvec, Inc.

Director

Director; Secretary of Torvec, Inc.

Director; Consultant to Torvec, Inc.

Consultant to Torvec, Inc.

Chief Financial Officer

			02/20/98 09/26/96 09/27/96 09/27/96 02/20/98 12/01/97 04/01/98	* * * * * * *

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

During his career he has:
o	Worked as a manufacturing engineer.
o	Worked as a design engineer in the aircraft and missile industry.
o	Managed Army laboratories as a captain, lieutenant colonel and colonel.
o

Organized, implemented and operated the theater-wide "Red Ball Express" quick response supply system in Vietnam to get disabled weapons and other critical equipment repaired and back into combat as rapidly as possible.

o	Done basic research on multi-phase turbulent fluid dynamics supporting development of the gas turbine primary power system now used in the M1 Abrams Main Battle Tank (MBT).
o	Managed advanced development of the laser guided 155mm-artillery shell now known as the "Copperhead".
o	Served in Taiwan as a member of the U.S. Military Assistance Advisory Group (MAAG) working with the Republic of China Army General Staff.
o	Served as liaison officer between the Army and Air Force for development of the laser seeker for the Hellfire missile.
o

Guided development of a new family of tactical vehicles for the Army, including the High Mobility Multipurpose Wheeled Vehicle (HMMWV) now known as the "Hummer", which uses Vernon Gleasman's Torsen® differential.

o

Served as Technical Director of U.S. Army Tank-Automotive Command* (TACOM), which then employed some 6,400 people and is responsible for all support of U.S. military ground vehicles (a fleet of 440,000) from development to ultimate disposal with a budget of nearly $10 billion a year. He was also responsible for negotiation and management of military automotive R&D agreements with the French and German Ministries of Defense.

*	Now the U.S. Army Tank-Automotive and Armaments Command.

At the end of 1985, Herbert H. Dobbs left government service and started his own consulting practice and began working with the Gleasmans to develop and market Vernon Gleasman's inventions. Herbert H. Dobbs holds a Ph.D. in Mechanical Engineering from the University of Michigan and is a registered professional engineer in Michigan. He holds several patents of his own and, among many affiliations, is a member of SAE, ASME, NSPE, AAAS, Sigma XI, AUSA, NDIA and the U.S. Army Science Board. The last named organization is a small group of senior technical and managerial people chosen from industry and academia to provide direct advice to the Secretary of the Army, the Chief of Staff, and the Department of the Army concerning issues of policy, budgets, doctrine, organization, training and technology.

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

o	As Vice President of Sales for Gleason Corporation (Power Systems Division), designed and conducted seminars on vehicle driveline systems for engineers at the U.S. army tank automotive command.
o	Designed a complete nationwide after-market program for the Torsen® Differential, which included trade show participation for the largest after-market shows in the U.S., SCORE and SEMA.
o	Extensive after-market experience including pricing, distribution, sales catalogs, promotions, trade show booths designs and vehicle sponsorships.
o	Responsible for over 300 articles in trade magazines highlighting the Torsen Differential (e.g., Popular Science, Auto Week, Motor Trend, Off-Road, and Four Wheeler).

o	Designed FTV prototype (from concept to assembly).
o	Assisted in developing engineering and manufacturing procedures for the Torsen Differential and for all of the Torvec prototypes.
o	Instructed race teams on use of the Torsen Differential (Indy cars, Formula 1, SCCA Trans-Am, IMSA, GTO, GTU, GT-1, NASCAR, truck pullers and off-road racers).
o	Has been trained for up-to-date manufacturing techniques such as NWH, statistical process control and MRP II.
Mr. Gleasman has extensive technical and practical experience, covering all aspect of the Company's products such as, promotion, engineering and manufacturing.

           3.          Morton A. Polster - Director; Secretary of Torvec, Inc.

Partner in the intellectual property law firm of Eugene Stephens & Associates. Formerly, General Patent Counsel and, thereafter, Secretary and Corporate Counsel for Gleason Corporation (1969 - 1989) and prior to that, Patent Counsel for Eastman Kodak Corporation (1960 - 1969). While with Gleason Corporation, Mr. Polster represented Gleason when the latter purchased the Gleasman's Triple D, Inc., and exclusive rights to the Gleasman patents relating to the design and manufacture of the Torsen differential. He was part of the management team overseeing the operation of the Gleason Power Systems Division, which was created to manufacture and sell the Torsen differential. Also, he represented Gleason when the latter sold its Power Systems Division and its rights to the Torsen Differential to Diesel Kiki, Ltd. of Japan (now Zexel Corporation). While in private practice, since 1989, Mr. Polster represented Zexel Torsen, Inc., (subsidiary of Zexel Corp.), which was created to manage the manufacture and sale of Torsen Differentials. Mr. Polster has been patent counsel to the Gleasmans since 1989 and has been in charge of the preparation and execution of their U.S. and international patent protection.

          4.          Lee E. Sawyer - Director

Over a 30-year career in the wholesale side of the automotive industry, Mr. Sawyer has worked for Ford in the technical training field and for Toyota in sales, marketing, motorsports and service. During the last ten years, he was part of the start-up teams that successfully launched Hyundai and Kia Motors America focusing on parts, service, quality assurance, fleet sales, public relations and consumer affairs policy, procedures and systems. During his career he has worked with these automakers as follows:

-40-
Ford Motor Company:
o o	As Ford's first field service engineer. Managed expanded Training Center with Ford, Lincoln-Mercury car and heavy truck classrooms, and taught Ford Shelby high performance curriculum.

Toyota Motor Sales USA:
o o o o

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

Hyundai Motor America:
o o

Started national Service Department: warranty, quality assurance, consumer affairs, technical and management training.

Managed public relation's activities, product introduction press previews, press releases and media interviews.

Kia Motors America:
o o	Consulted with Kia Korea re: establishing a car company in the USA. Started service department: warranty, quality assurance, consumer affairs, service training and publication.

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

          5.           James A. Gleasman - Director; Consultant to Torvec, Inc.

o	Life-long entrepreneur.
o	Skilled in management, finance, strategic planning, organizing and marketing.
o	Co-inventor of the Gleasman GSD-10 steer drive.
o	Established manufacturing of the Torsen® Differential in Argentina, Brazil, etc.
o	Principal at two of the family companies, raised capital, negotiated international, military and automotive contracts.
o	Set business strategies for small company's dealings with large companies, including sale of family company to Gleason Corp., New York.
o	Joint venture partner with Clayton Brokerage Co. of St. Louis, MO.
o	Owned financial-consulting business.
o	Negotiated with numerous Asian Corporations (including Mitsubishi and Mitsui).
o	Educated in Asian philosophy, business practices and culture.

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

          7.          Vernon E. Gleasman - Consultant to Torvec, Inc.

Mr. Gleasman is co-inventor (with sons, James A. and Keith E. Gleasman) of the all-gear GSD-10 (a hydro-mechanical steering system for track vehicles); conceived and engineered the FTV; and is inventor of the Torsen® Differential now used in many passenger automobiles around the world such as: Porsche, Audi Quattro's, 8 car lines of Toyota (e.g., Lexus, Supra and RAV4), Mazda Miata and RX7, Chevrolet Camero, Pontiac Firebird, Oldsmobile Achieva, Suzuki, and the U.S. Army HMMWV (Hummer). Mr. Gleasman was the winner of the Society of Automotive Engineers' 1983 Schwitzer Award for Most Innovative New Product at the Indianapolis 500; is listed in Who's Who in American Inventors 1990 Edition; he has been nominated to the National Inventors Hall of Fame -- ; and he was named as Inventor of the Year 2001 by the Rochester Intellectual Property Law Association -- his work is featured in the Theory of Machines and Mechanisms, McGraw-Hill, 1995 (Mr. Gleasman's Torsen® Differential is pictured on the jacket cover). He has been granted over 20 patents on gearing, differentials, and machine tools over the past 30 years, and he is the principal inventor on over 100 U.S. patents (as well as corresponding foreign patents), primarily automotive-related. Examples (U.S. patent numbers in parenthesis): hydraulic clutch transmission (2177213); hydraulic clutch for transmission (2226309); Bendix fuel direct engine injector valve and Bendix diesel engine starter (2450129); hydraulic variable-speed hydrostatic transmission (2471031); Vane-type fluid drive (2552167), hypoid differential (2628508); fluid transmission (2668417); White Motor Co. tilting cab (2838126), assigned to White Motor; hydro-vector fuel-injector advance mechanism; catalytic converter for diesel trucks. He is also the inventor of non-freeze water meter, machine tools and other products. Early career: engineer at Bendix; and vice president manufacturing at White Motor, where engineering and management experience included designing and planning White's plant for manufacture of White 9000 heavy truck and organizing manufacturing and production of aircraft components for White's Aircraft division. Later, Mr. Gleasman founded his own companies, including Triple-D, Inc., sold to Gleason Corporation, Rochester, New York.

(c)     Family Relationships

               Vernon E. Gleasman is the father of James A. and Keith E. Gleasman. There are no other family relationships between any directors or executive officers of the Company, either by blood or by marriage.

(d)     Section 16(a) Beneficial Ownership Reporting Compliance

               Based upon its review of copies of Forms 3 and 4 and 5 received by it, the Company believes that, to the extent such Forms were required to be filed, such Forms were timely filed pursuant to Section 16 of the Securities Exchange Act of 1934, and that no director, officer and/or 10% Shareholder required to file such Forms failed to either file them or file them in timely fashion.

Item 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

               The following table sets forth the aggregate compensation paid or accrued to the Company's Named Executive Officers and Consultants by the Company for services rendered during the fiscal year ending December 31, 2000:

Long Term Compensation Awards

Name and Position	Annual Compensation		Options Granted	Stock Awards
	Salary	Consultants Fee
Keith E. Gleasman President and Consultant James A. Gleasman Consultant Vernon E. Gleasman Consultant Morton A. Polster Secretary and Consultant Samuel M. Bronsky Chief Financial Officer	$0 $0 $0 $0 $0	$ 75,000(1)(4) $ 60,000(2)(4) $ 71,000(3)(4) $ 0 (5) $ 0	0 0 0 0 0	0 0 0 2,882(6) 11,989(7)

(1)     On December 1, 1997, the Company entered into a 3 year consulting agreement with Keith E. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the Company and its Plan of Operation in the capacity of Consultant to the Company. Under such agreement, Mr. Keith E. Gleasman is entitled to receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the Company's Common Stock pursuant to the Company's 1998 Stock Option Plan. The Company has accrued a total of $201,000 under the consulting agreement though December 31, 2000, of which $75,000 was accrued in fiscal 2000. The consulting agreement was extended as of December 1, 2000 for an additional 3 years and was modified to authorize the Board of Directors, in its sole discretion, to pay accrued and future Gleasman consulting fees in cash or the capital stock of the Company, or a combination of both, at such times as the Board deems appropriate.

(2)     On December 1, 1997, the Company entered into a 3 year consulting agreement with James A. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the Company and its Plan of Operation in the capacity of Consultant to the Company. Under such agreement, Mr. James A. Gleasman is entitled to receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the Company's Common Stock pursuant to the Company's 1998 Stock Option Plan. The Company has accrued a total of $250,000 under the consulting agreement through December 31, 2000, of which $90,000 was accrued in fiscal 2000. The consulting agreement was extended as of December 1, 2000 for an additional 3 years and was modified to authorize the Board of Directors, in its sole discretion, to pay accrued and future Gleasman consulting fees in cash or the capital stock of the Company, or a combination of both, at such times as the Board deems appropriate.

(3)     On December 1, 1997, the Company entered into a 3 year consulting agreement with Vernon E. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the Company and its Plan of Operation in the capacity of Consultant to the Company. Under such agreement, Mr. Vernon Gleasman is entitled to receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the Company's Common Stock pursuant to the Company's 1998 Stock Option Plan. The Company has accrued a total of $214,000 under the consulting agreement through December 31, 2000, of which $79,000 was accrued in fiscal year 2000. The consulting agreement was extended as of December 1, 2000 for an additional 3 years and was modified to authorize the Board of Directors, in its sole discretion, to pay accrued and future Gleasman consulting fees in cash or the capital stock of the Company, or a combination of both, at such times as the Board deems appropriate.

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

(6)     During fiscal year 2000, Mr. Polster was paid 2,882 shares of the Company's common stock as remuneration for legal services rendered to the Company in connection with its patents.

(7)     During fiscal year 2000, Mr. Bronsky was paid 11,989 shares of the Company's common stock for services rendered as Chief Financial Officer.

               Herbert H. Dobbs is Chairman of the Company's Board of Directors. Lee E. Sawyer is a Director of the Company. During its fiscal year ending December 31, 2000, the Company did not renumerate either of them in such capacities.

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

Option/SAR Grants in Last Fiscal Year

               The following table sets forth certain information for the Named Executive Officers as well as the Company's Consultants with respect to the grant of options to purchase common stock during the fiscal year ended December 31, 2000.

	Shares Underlying	% of Options
Name	Options Granted	Granted to Employees	Exercise Price	Expiration Date

Keith E. Gleasman	0	0%	0	0
James A. Gleasman	0	0%	0	0
Vernon E. Gleasman	0	0%	0	0
Morton A. Polster	0	0%	0	0
Herbert H. Dobbs	0	0%	0	0
Lee E. Sawyer	0	0%	0	0

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

               The following table sets forth certain information for the Named Executive Officers as well as the Company's Consultants with respect to the exercise of options to purchase common stock during the fiscal year ended December 31, 2000 and the number and value of securities underlying unexercised options held by the Named Executive Officers as well as the Company's Consultants as of such date.

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 2000 Exercisable Unexercisable		Value of Unexercised In-the-Money Options at December 31, 2000(1) Exercisable Unexercisable

Keith E. Gleasman	0	0	20,000	5,000	$ 0	$ 0
James A. Gleasman	0	0	20,000	5,000	$ 0	$ 0
Vernon E. Gleasman	0	0	20,000	5,000	$ 0	$ 0
Morton A. Polster	0	0	60,000	40,000	$ 0	$ 0
Lee E. Sawyer	0	0	108,000	72,000	$ 0	$ 0
Herbert H. Dobbs	0	0	60,000	40,000	$ 0	$ 0

(1)     The closing price of the Company's common stock on December 29, 2000 (the last trading day of the year) was $4.125 per share. Since the per share exercise price is $5.00 under the option agreements, none of the options were "in-the-money" as of that date.

Year 2000 Options

               No options were granted in the fiscal year ended December 31, 2000 under the Company's 1998 Stock Option Plan.

1998 Stock Option Plan

               On December 1, 1997, the Company's Board of Directors adopted the Company's 1998 Stock Option Plan pursuant to which officers, directors, key employees and/or consultants of the Company may be granted incentive stock options and/or non-qualified stock options to purchase up to an aggregate of 2,000,000 shares of the Company's common stock. On May 27, 1998, the Company's shareholders approved the 1998 Stock Option Plan. On December 17, 1998, the Company registered the shares reserved for issuance under the 1998 Stock Option Plan under the Securities Act of 1933.

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

               No options were granted under the Company's 1998 Stock Option Plan during the fiscal year ending December 31, 2000. No options granted under the Plan were exercised during the fiscal year ended December 31, 2000.

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

               On September 12, 2000, the Board of Directors authorized a 200,000 share increase in the number of shares issuable under the Plan. The Company filed Form S-8, Registration Statement with the Securities and Exchange Commission which became effective on October 5, 2000 to register the additional 200,000 shares.

               For the fiscal year ending December 31, 2000, the Company issued 196,259 shares of common stock under the Business Consultants Stock Plan.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership

          The following table sets forth as of December 31, 2000 certain information with respect to the beneficial ownership of the common stock of the Company by (i) each person known by the Company to own more than 5% of the outstanding shares of the common stock of the Company, each director, each executive officer, each consultant and (ii) all directors, executive officers and named consultants of the Company as a group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name and Address of Beneficial Owner	Number of Position	Shares Owned	Percent of Shares Owned(1)

Herbert H. Dobbs
448 West Maryknoll Road
Rochester Hills, Michigan 48309

Keith E. Gleasman
11 Pond View Drive
Pittsford, New York 14534

Lee E. Sawyer
16 Williamsburg Lane
Rolling Hills, California 90274

Morton A. Polster
c/o Eugene Stephens & Associates
56 Windsor Street
Rochester, New York 14605

James A. Gleasman
11 Pond View Drive
Pittsford, NY 14534

Vernon E. Gleasman
11 Pond View Drive
Pittsford, NY 14534

Samuel M. Bronsky
6653 Main Street
Williamsville, NY 14221

All Executive Officers
and Directors as a Group
(7 persons)

Chairman of the
Board of Directors

Director; President and
Consultant to Torvec,
Inc.

Director

Director; Secretary of
Torvec, Inc.

Director; Consultant
to Torvec, Inc.

Consultant to Torvec,
Inc.

Chief Financial Officer

		401,000(2) 5,382,943(3) 393,000(4) 319,883(5) 5,372,141(6) 5,477,601(7) 12,989 17,359,557(8)	1.77% 23.84% 1.73% 1.41% 23.8% 24.3% Less Than 1% 76.21%

1.     Except as indicated in the footnotes to this table, the Company believes that all the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. In accordance with the rules of the Commission, a person or entity is deemed to be the beneficial owner of securities that can be acquired by such person or entity within 60 days from December 31, 2000 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of December 31, 2000 have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership. Percentages herein reflect a base of 22,552,062 shares of common stock outstanding as of December 31, 2000.

2.     Includes 60,000 shares which may be purchased through the exercise of an option granted in connection with his employment agreement, exercisable at $5.00 per share. In May, 1998, Dr. Dobbs entered into option agreements pursuant to which related parties have the right to purchase 360,000 shares of the Company's common stock from him at an exercise price of $5.00 per share at any time during a ten year option term.

3.     Includes 20,000 shares which may be purchased through the exercise of an option granted in connection with his consulting agreement, exercisable at $5.00 per share. In December, 1997, Mr. Gleasman entered into option agreements pursuant to which related parties have the right to purchase 300,000 shares of the Company's common stock from him at an exercise price of $5.00 per share at any time during a ten year option term.

4.     Includes 108,000 shares which may be purchased through the exercise of an option granted in connection with his employment agreement, exercisable at $5.00 per share.

5.     Includes 60,000 shares which may be purchased through the exercise of an option granted in connection with his employment agreement, exercisable at $5.00 per share.

6.     Includes 20,000 shares which may be purchased through the exercise of an option granted in connection with his consulting agreement, exercisable at $5.00 per share. In November, December 1997, Mr. Gleasman entered into option agreements pursuant to which related parties have the right to purchase 364,000 shares of the Company's common stock from him at an exercise price of $5.00 per share at any time during a 10 year option term.

7.     Includes 1,744,066 shares attributable to ownership by Mr. Gleasman's wife. Includes 20,000 shares which may be purchased through the exercise of an option granted in connection with his consulting agreement, exercisable at $5.00 per share. In December, 1997, Mr. Gleasman entered into option agreements pursuant to which related parties have the right to purchase 2,000,000 shares of the Company's common stock from him at an exercise price of $5.00 per share at any time during a 10 year option term.

8.     Includes an aggregate 288,000 shares which may be purchased through the exercise of options granted in connection with employment and consulting agreements, exercisable at $5.00 per share.

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

               On April 15, 1997, the Company issued 1,000,000 shares of its $.01 par value common stock to certain principals of LT Lawrence & Co., Inc. as compensation pursuant to the terms of a nonexclusive financial consulting agreement entered into February 11, 1997. LT Lawrence & Co., Inc. dissolved in March 1998, although the principals still hold the shares which were issued to them less any shares they may have sold. As a result of the same transaction, there are 125,000 outstanding consulting warrants which may be exercised if and when the Company has an initial public offering of its common stock.

               On March 26, 1999, Keith and James Gleasman each purchased 26,000 shares of the Company's common stock at $10.00 per share under the Company's 1998 private placement. On June 25, 1999, Keith and James Gleasman each purchased 9,500 shares of the Company's common stock at $10.00 per share under the Company's 1998 private placement. On August 9, 1999, Keith Gleasman purchased 4,870 shares and James Gleasman purchased 3,500 shares at $10.00 per share under the Company's 1998 private placement.

               On June 29, 2000, the Company announced that it had granted an exclusive, world-wide license of all its automotive technology to Variable Gear, LLC for the aeronautical and marine markets. Variable Gear will pay the Company 4% royalties for 7 years after which the Company can repurchase the license. Variable Gear is owned 51% by Robert C. Horton, Chairman and CEO of Ultrafab, Inc. and a Company shareholder. The Company owns the remaining 49%.

               Mr. Morton A. Polster, a director of the Company and its Secretary, has been Patent Counsel to the Gleasman family since 1989 and has been in charge of the preparation and execution of the Gleasmans' and now the Company's U.S. and international patent protection. Mr. Polster received 291,600 shares of the Company's Common Stock at the inception of the Company. Mr. Polster has received 9,113 shares under the Company's Business Consultants Stock Plan through March 15, 2001.

               On December 8, 2000, the Company entered into an Investment Banking Services Agreement with Dunwoody Brokerage Services, Inc., d/b/a Swartz Institutional Finance. Under the agreement, Swartz has agreed to introduce the Company to potential investment partners with a view to making an investment in the Company and/or entering into a strategic partnership with the Company. Swartz will receive 4% of the "transaction value" of any closed transaction resulting from any Swartz introduction. Such amount is payable in cash or common stock of the Company. In addition, Swartz will be issued warrants to purchase the number of the Company's common shares equal to 4% of the transaction value of any closed transaction, based upon the market price of the Company's common stock on the closing date, at an exercise price equal to such market price.

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

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

2.1

Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.

(3)	Articles of Incorporation, By-laws

3.1

Certificate of Incorporation incorporated by reference to Form 10-SB/A , Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

	3.2	By-laws incorporated by reference to Form 10-SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

	3.3	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000.

(4)	Instruments defining the rights of holders including indentures None

(9)	Voting Trust Agreement

None

(10)	Material Contracts

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

	10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

	10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

	10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

	10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;

	10.8	Consulting Agreement Extension with Keith E. Gleasman, effective December 1, 2000;

	10.9	Consulting Agreement Extension with James A. Gleasman, effective December 1, 2000;

	10.10	Consulting Agreement Extension with Vernon E. Gleasman, effective December 1, 2000.

(11)	Statement re computation of per share earnings (loss)

Not applicable

(13)	Annual report to security holders for last fiscal year, Form 10-QSB or quarterly report to security holders.

Not applicable

(16)	Letter on change in certifying accountant

Not applicable

(18)	Letter re change in accounting principles

Not applicable

(21)	Subsidiaries of the small business issuer

	21.1	ICE Surface Development, Inc. - New York

	21.2	Variable Gear, LLC - New York

(22)	Published report regarding matters submitted to vote of security holders

Not applicable

(23)	Consents of experts and counsel

	23.1	Consent of Richard A. Eisner & Company, LLP

(24)	Power of attorney

Not applicable

(99)	Additional exhibits

Not applicable

(b)     Reports Filed on Form 8-K

               On October 2, 2000, the Company filed a Form 8-K (Current Report) to disclose its Investment Agreement with Swartz Private Equity, LLC and to file as exhibits all documents in connection therewith.

               On November 21, 2000, the Company filed a Form 8-K (Current Report) to disclose that it had filed suit against McElroy Manufacturing, Inc. Arthur H. McElroy, II and Tri-Mc ("MMI").

               On November 30, 2000, the Company filed a Form 8-K (Current Report) to disclose its acquisition of ICE Surface Development, Inc.

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

b.

the Company's ability to enter into collaborative joint working arrangements, formal joint venture arrangements and/or licensing arrangements with domestic and/or foreign governments, automotive industry manufacturers and suppliers to manufacture and promote the Company's inventions;

c.	industry and consumer acceptance of the Company's inventions;

d.	the level of competition and resistance in the automotive industry;

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

TORVEC, INC.
Date: March 29, 2001	By: /S/KEITH E. GLEASMAN Keith E. Gleasman, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2001	By: /S/HERBERT H. DOBBS
Herbert H. Dobbs, Chairman of the Board of Directors

Dated: March 29, 2001	By: /S/KEITH E. GLEASMAN
Keith E. Gleasman, Director and President

Dated: March 29, 2001	By: /S/LEE E. SAWYER
Lee E. Sawyer, Director

Dated: March 29, 2001	By: /S/MORTON A. POLSTER
Morton A. Polster, Director; Secretary

Dated: March 29, 2001	By: /S/JAMES A. GLEASMAN
James A. Gleasman, Director; Consultant

Dated: March 29, 2001	By: /S/SAMUEL M. BRONSKY
Samuel M. Bronsky, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT			PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

2.1

Agreement and Plan of Merger, dated November 29, 2000 by
and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK
Corporation and ICE Surface Development, Inc. incorporated
by reference to Form 8-K filed November 30, 2000 and
Form 8K/A filed February 12, 2001.

N/A

(3)	Articles of Incorporation, By-laws

3.1

Certificate of Incorporation incorporated by reference to
Form 10-SB/A , Registration Statement, registering
Company's $.01 par value common stock under section 12(g)
of the Securities Exchange Act of 1934;

N/A

	3.2	By-laws incorporated by reference to Form 10-SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

	3.3	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000.	N/A

(4)	Instruments defining the rights of holders including indentures None		N/A

(9)	Voting Trust Agreement

	None		N/A

EXHIBIT			PAGE

(10)	Material Contracts

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

N/A

	10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;	N/A

	10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;	N/A

	10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

EXHIBIT			PAGE

	10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;	N/A

	10.8	Consulting Agreement Extension with Keith E. Gleasman, effective January 1, 2001;	62

	10.9	Consulting Agreement Extension with James A. Gleasman, effective January 1, 2001;	63

	10.10	Consulting Agreement Extension with Vernon E. Gleasman, effective January 1, 2001.	64

(11)	Statement re computation of per share earnings (loss)		N/A

(13)	Annual report to security holders for last fiscal year, Form 10-QSB or quarterly report to security holders.		N/A

(16)	Letter on change in certifying accountant		N/A

(18)	Letter re change in accounting principles		N/A

(21)	Subsidiaries of the small business issuer

	21.1	ICE Surface Development, Inc. - New York	N/A

	21.2	Variable Gear, LLC - New York	N/A

(22)	Published report regarding matters submitted to vote of security holders		N/A

(23)	Consents of experts and counsel

	23.1	Consent of Richard A. Eisner & Company, LLP	65

(24)	Power of attorney		N/A

(99)	Additional exhibits		N/A

EXHIBIT 10.8

EXTENSION OF AND AMENDMENT TO CONSULTING AGREEMENT

               AGREEMENT made as of December 1, 2000 between TORVEC, Inc., a corporation organized and existing under the laws of the State of New York (the "Corporation"), and KEITH E. GLEASMAN, residing at 11 Pond View Drive, Pittsford, New York 14534 (the "Consultant").

W I T N E S S E T H:

               WHEREAS, the parties hereto entered into a Consulting Agreement on the 1st day of December, 1997 ("Consulting Agreement") pursuant to which Consultant was engaged for a period of three (3) years, and

               WHEREAS, the parties hereto desire to amend and extend the terms of said Consulting Agreement.

               NOW, THEREFORE, it is agreed as follows:

               1.               Paragraph 4 of the Consulting Agreement is hereby amended to add a new subparagraph (d) to read as follows:

(d)

"All compensation owed, accrued and/or to be paid under this Agreement as herein set forth shall, in the discretion of the Board of Directors, be paid either in shares of TORVEC's capital stock, in cash or in a combination of both stock and cash at such time(s) as may be determined by the Board."

               2.               Paragraph 6 of the Consulting Agreement is hereby modified by deleting Paragraph 6 thereof and substituting therefor the following:

"This Agreement shall be for a period of three (3) years commencing on December 1, 2000 and shall be automatically extended for an additional one (1) year period as of each anniversary hereof, unless earlier terminated or canceled as provided herein."

               3.               In all other respects the Consulting Agreement is hereby ratified and confirmed.

               IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its officers thereunto duly authorized and its corporate seal to be hereunto affixed, and the Consultant has hereunto set his hand and seal, all as of the day and year first above written.

TORVEC, Inc. By: /S/ MORTON A. POLSTER Morton A. Polster, Secretary
[Corporate Seal]	/S/ KEITH E. GLEASMAN Keith E. Gleasman, Consultant

EXHIBIT 10.9

EXTENSION OF AND AMENDMENT TO CONSULTING AGREEMENT

               AGREEMENT made as of December 1, 2000 between TORVEC, Inc., a corporation organized and existing under the laws of the State of New York (the "Corporation"), and JAMES A. GLEASMAN, residing at 11 Pond View Drive, Pittsford, New York 14534 (the "Consultant").

W I T N E S S E T H:

               WHEREAS, the parties hereto entered into a Consulting Agreement on the 1st day of December, 1997 ("Consulting Agreement") pursuant to which Consultant was engaged for a period of three (3) years, and

               WHEREAS, the parties hereto desire to amend and extend the terms of said Consulting Agreement.

               NOW, THEREFORE, it is agreed as follows:

               1.               Paragraph 4 of the Consulting Agreement is hereby amended to add a new subparagraph (d) to read as follows:

(d)

"All compensation owed, accrued and/or to be paid under this Agreement as herein set forth shall, in the discretion of the Board of Directors, be paid either in shares of TORVEC's capital stock, in cash or in a combination of both stock and cash at such time(s) as may be determined by the Board."

               2.               Paragraph 6 of the Consulting Agreement is hereby modified by deleting Paragraph 6 thereof and substituting therefor the following:

"This Agreement shall be for a period of three (3) years commencing on December 1, 2000 and shall be automatically extended for an additional one (1) year period as of each anniversary hereof, unless earlier terminated or canceled as provided herein."

               3.               In all other respects the Consulting Agreement is hereby ratified and confirmed.

               IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its officers thereunto duly authorized and its corporate seal to be hereunto affixed, and the Consultant has hereunto set his hand and seal, all as of the day and year first above written.

TORVEC, Inc. By: /S/ MORTON A. POLSTER Morton A. Polster, Secretary
[Corporate Seal]	/S/ JAMES A. GLEASMAN James A. Gleasman, Consultant

EXHIBIT 10.10

EXTENSION OF AND AMENDMENT TO CONSULTING AGREEMENT

               AGREEMENT made as of December 1, 2000 between TORVEC, Inc., a corporation organized and existing under the laws of the State of New York (the "Corporation"), and VERNON E. GLEASMAN, residing at 11 Pond View Drive, Pittsford, New York 14534 (the "Consultant").

W I T N E S S E T H:

               WHEREAS, the parties hereto entered into a Consulting Agreement on the 1st day of December, 1997 ("Consulting Agreement") pursuant to which Consultant was engaged for a period of three (3) years, and

               WHEREAS, the parties hereto desire to amend and extend the terms of said Consulting Agreement.

               NOW, THEREFORE, it is agreed as follows:

               1.               Paragraph 4 of the Consulting Agreement is hereby amended to add a new subparagraph (d) to read as follows:

(d)

"All compensation owed, accrued and/or to be paid under this Agreement as herein set forth shall, in the discretion of the Board of Directors, be paid either in shares of TORVEC's capital stock, in cash or in a combination of both stock and cash at such time(s) as may be determined by the Board."

               2.               Paragraph 6 of the Consulting Agreement is hereby modified by deleting Paragraph 6 thereof and substituting therefor the following:

"This Agreement shall be for a period of three (3) years commencing on December 1, 2000 and shall be automatically extended for an additional one (1) year period as of each anniversary hereof, unless earlier terminated or canceled as provided herein."

               3.               In all other respects the Consulting Agreement is hereby ratified and confirmed.

               IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its officers thereunto duly authorized and its corporate seal to be hereunto affixed, and the Consultant has hereunto set his hand and seal, all as of the day and year first above written.

TORVEC, Inc. By: /S/ MORTON A. POLSTER Morton A. Polster, Secretary
[Corporate Seal]	/S/ VERNON E. GLEASMAN Vernon E. Gleasman, Consultant

EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-80443), Form S-8 (No. 333-69123) and Form SB-2 (333-48188), of Torvec, Inc. of our report dated March 7, 2001, which is included in the annual report on Form 10-KSB for year ended December 31, 2000.

/S/ RICHARD A. EISNER & COMPANY, LLP

Richard A. Eisner & Company, LLP

New York, New York
March 30, 2001