Form 10QSB
period 2001-03-31
TORVEC INC
filed 2001-05-21
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                         March 31, 2001

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

                   YES  [ X ]               NO [      ]

As of March 31, 2001, there were outstanding 22,805,492 shares of the company's common stock, $.01 Par Value. Options for 809,000 shares of the company's common stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)

INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Consolidated Balance Sheets - December 31, 2000 and March 31, 2001 (unaudited)	3
	Torvec, Inc. Condensed Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2001, Three Months Ended March 31, 2000, September 25, 1996 September 25, 1996 (Inception) through March 31, 2001	4
	Torvec, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2001, Three Months Ended March 31, 2000, September 25, 1996 (Inception) through March 31, 2001	5
	Notes to Financial Statements	6
Item 2.	Plan of Operation	11
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Changes in Securities	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURE PAGE		25
EXHIBIT INDEX		26

TORVEC, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2001 (Unaudited)		December 31, 2000
ASSETS CURRENT ASSETS Cash Stock subscriptions receivable (collected April 2001 and January 2001 respectively) Prepaid expenses	$ 41,000 90,000 107,000	$34,000 109,000 147,000
Total Current Assets	238,000	290,000
PROPERTY AND EQUIPMENT
Office equipment Transportation equipment	9,000 53,000 62,000	9,000 53,000 62,000
LESS: ACCUMULATED DEPRECIATION	39,000	36,000
Net Equipment	23,000	26,000

LICENSE, NET OF ACCUMULATED AMORTIZATION OF $57,000	3,204,000	3,246,000

Total Assets	$3,465,000	$3,562,000

LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES Accounts payable and accrued expenses Consulting fees payable to related parties Current maturities of long-term debt	$ 124,000 58,000 6,000	$77,000 665,000 6,000
Total Current Liabilities	188,000	748,000

LONG TERM LIABILITIES Long-term debt, net of current maturities Deferred revenue-long-term	7,000 150,000	9,000 150,000
Total Liabilities	345,000	907,000

STOCKHOLDERS' EQUITY
     Preferred stock $.01 par value, 100,000,000 shares
        authorized, none issued
     Common stock, $.01 par value, 40,000,000 shares
       authorized, 22,805,492 (including 103,400 shares subject
       to put option) and  21,043,137 (including 63,256 shares
       subject to put option) issued and outstanding at
       March 31, 2001 and December 31, 2000, respectively
     Additional paid in capital
     Deficit accumulated during the development stage
     Unearned Compensation

              Total Stockholders' Equity

	227,000 14,160,000 (11,232,000) (35,000) 3,120,000	225,000 13,125,000 (10,695,000) 0 2,655,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,465,000	$3,562,000

See Notes to Financial Statements

TORVEC, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000	September 25, 1996 (Inception) Through March 31, 2001

COSTS AND EXPENSES Research and development General and administrative	294,000 243,000 -----------------	147,000 632,000 -----------------	3,338,000 7,894,000 -------------------
Net Loss	($537,000) ==========	($779,000) ==========	($11,232,000) ===========
Basic and Diluted Loss Per Share	($.02) ==========	($0.04) ==========
Weighted average number of shares of common stock - basic and diluted	22,525,000 ==========	$21,059,000 ==========

See Notes to Financial Statements

TORVEC, INC. (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000	September 25, 1996 (inception) Through March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss
     Adjustment to reconcile net loss
     to net cash used in operating activities:
        Depreciation and amortization
        Compensation expense attributable
           to common stock options
        Common stock issued for services
        Contribution of services
        Changes in other current assets
           and current liabilities:
        Decrease in other assets
        Increase/(decrease) in accounts payable
        and accrued expenses
        Increase in deferred revenue

           Net cash (used in) operating activities

	($537,000) 45,000 0 88,000 0 40,000 105,000 0 _________ (259,000)	($779,000) 3,000 383,000 221,000 0 0 (25,000) 0 __________ (197,000)	($11,232,000) 96,000 4,513,000 1,665,000 69,000 53,000 847,000 150,000 __________ (3,839,000)

CASH FLOWS FROM INVESTING ACTIVITIES: Purchase of property and equipment Cost of acquisition Net cash (used in) investing activities	0 0 0	0 0 0	(62,000) (16,000) (78,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock and
       exercise of options
     Proceeds from long-term borrowings
     Repayment of long-term borrowings
     Distributions

       Net cash provided by financing activities

	268,000 0 (2,000) 0 266,000 ________	200,000 0 (2,000) 0 198,000 ________	4,310,000 29,000 (16,000) (365,000) 3,958,000 _________

NET INCREASE IN CASH	7,000	1,000	41,000
CASH - BEGINNING OF PERIOD	34,000 ________	183,000 _________	0 _________
CASH - END OF PERIOD	$41,000 =======	$184,000 ========	$41,000 ========

NON-CASH ACTIVITIES:
     During the three-months ended March 31, 2001, consulting fees payable of $665,000 were exchanged for 126,667 shares of common stock.

See Notes to Financial Statements

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2001

Note 1 Financial Statement Presentation

The information contained herein with respect to the three month periods ended March 31, 2001 and March 31, 2000 and the period from September 25, 1996 (inception) through March 31, 2001 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three month periods ended March 31, 2001 and March 31, 2000, and since inception. The results are not necessarily indicative of results to be expected for the year.

Note 2 The Company

Torvec, Inc. (the Company) was incorporated in New York on September 25, 1996. The Company, which is in the development stage, specializes in automotive technology.

On November 29, 2000 the Company acquired Ice Surface Development, Inc. ("Ice"). Ice which is also in the development stages has a license and technology associated with ice removal and adhesion.

Note 3 Summary of Significant Accounting Policies

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary, Ice as at March 31, 2001 and December 31, 2000, and from the date of its acquisition. All material intercompany transactions and account balances have been eliminated in consolidation.

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful lives of the assets.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2001

Research, Development and Patents

Research, development costs and patent expenses are charged to operations as incurred.

License

The license is being amortized over its remaining life of approximately 19 years, which correlates to an underlying patent.

Revenue Recognition

Revenue in connection with the granting of license to Variable Gear LLC is to be recognized when all conditions specified under recent accounting standards have been met. Generally, revenue is only recorded when no future performance is required related to the item.

Note 4 Related Party Transactions

The Company has entered into consulting agreements with members of the Gleasman family. Included in research and development and general and administrative expenses for the periods ending March 31, 2001 and March 31, 2000 is $112,500 and $112,500 respectively for consulting expenses.

During the quarter ended March 31, 2001 the Company issued 126,667 shares of common stock to the Gleasmans in consideration of the outstanding consulting fees payable to the Gleasmans of $665,000 as of December 31, 2000. This transaction was authorized and ratified by the Board of Directors on March 26, 2001.

Note 5 Long-Term Debt

Long-term debt at March 31, 2001 consisted of a note payable in monthly installments of $610 including interest at 10.13% through March, 2003. The note is secured by transportation equipment.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2001

Note 6 Consultant Stock Plan

The Company's Business Consultant Stock Plan as amended, ("the Plan") provides for the granting of 400,000 shares of the Company's $.01 par value stock, which may be issued from time to time to business consultants and advisors.

For the three months ended March 31, 2001, 26,754 shares were issued under the Plan to consultants in exchange for services and amounts owed to these consultants. The shares were valued at the market value of the shares at the date of issuance and approximated $123,000.

Note 7 Equity Funding

In connection with the Company's equity funding commitment from Swartz Private Equity LLC the Company sold 59,865 shares of its common stock for aggregate proceeds of approximately $249,000 during the three months ended March 31, 2001.

Note 8 Arbitration

During 1997 certain members of the Gleasman family were named in a lawsuit seeking monetary damages relating to the development of certain technology and related matters. The court stayed all aspects of the litigation and directed that the parties arbitrate such mattes in dispute. The arbitration proceedings were conducted during 1998 and a decision on this matter was rendered in April 1999. The arbitrator issued a nonappealable decision which determined that the Gleasmans exclusively owned all patents and the patents are exclusive patents of the Company. The arbitrator's decision also awarded the sum of $863,000 to be paid to McElroy Manufacturing, Inc. ("McElroy") by the Gleasmans out of royalties which they may receive and awarded McElroy a 20% interest in all royalties and other sums received by the Gleasmans. The Company was not a party to the arbitration.

In June, 1999, McElroy filed an amended complaint in the United States District Court for the Northern District of Oklahoma seeking correction of the inventorship of the subject patents and that the Gleasmans immediately reimburse McElroy for its expense in the amount of $863,000 plus interest. In addition, McElroy has demanded that the Company pay out of proceeds generated by sale of its stock the sums demanded of the Gleasmans.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2001

Note 8 Arbitration (cont'd)

On March 31, 2000, the Court remanded the case to the arbitrator to clarify certain ambiguities regarding the payment and terms of his April, 1999 decision. In July, 2000, the arbitrator issued an "Addendum and Clarification Memorandum" awarding $360,000 to McElroy in partial reimbursement of its expenses. This amount is to be paid by Vernon and Keith Gleasman, not the Company.

Vernon and Keith Gleasman made an application to the arbitrator to vacate so much of the Addendum which related to the payment of $360,000 to McElroy and, if the application to vacate was not granted, to reopen the hearing before the arbitrator to allow Vernon and Keith Gleasman to introduce additional evidence regarding their expenses.

In September, 2000, the arbitrator found that Vernon and Keith Gleasman's contentions to reopen the hearing were without merit and therefore denied in all respects Vernon and Keith Gleasman's application to vacate so such of the Addendum as relates to the payment of $360,000 or, in the alternative, to reopen the hearing to allow them to introduce additional evidence regarding their expenses.

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

Should the Company's position not prevail, it would have an adverse effect on the Company's financial position and results of operations. No provision for such contingency has been made in the financial statement.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2001

Note 8 Arbitration (cont'd)

In a related matter, the Company together with the Gleasmans, commenced an action in November 2000 in United States District Court for the Northern District of Oklahoma against McElroy. The complaint sets forth five causes of action against McElroy based on common - law fraud. McElroy brought a motion to dismiss the complaint arguing that the action constituted an impermissible collateral attach on a previous arbitration and that the issues presented had already been determined in arbitration. The motion to dismiss is pending.

Note 9 Retroactive Adjustment

In the second half of 2000 the Company previously reported revenue from a worldwide license to Variable Gear LLC, which it is changing, based on accounting guidance derived from Staff Accounting Bulletin 101. Accordingly, deferred revenue and deficit accumulated during development stage have been increase by $11,000 as of December 31, 2000.

Note 10 Variable Gear LLC

On January 1, 2008, the Company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. At March 31, 2001 such fair market value cannot yet be reasonably estimated.

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

                The company's overall business strategy relating to its automotive inventions is

o	to manufacture, market and sell, either directly, through others or jointly, the FTV™ to domestic and foreign customers, especially in the Asian, African, South and Central American markets; and
o

to manufacture, market and sell, either directly, through others or jointly, its hydraulic pump and motor, its constant velocity joint and its infinitely variable transmission to automotive and truck manufacturers, suppliers and component parts assemblers.

               The company's plan of operation relative to its automotive inventions over the next 12 months is

o	to complete the infinitely variable transmission prototype by mid to late summer;
o	to install the infinitely variable transaction into a company owned vehicle and begin testing to document actual emission levels and fuel economy;
o

to initiate discussions with national and state environmental agencies in the
United States and other countries to quantify exact fuel savings and emissions levels and to determine the potential effect of the infinitely variable transmission on the worldwide problem of diesel engine pollutants;

o	to install the constant velocity joint, including its spherical gearing, into a company owned vehicle and to test and evaluate its actual operation;
o	to incorporate all of the company's completed prototypes into the FTV™ ;

o

continue negotiations with selected automotive and truck manufacturers to generate a letter of intent with respect to either a license, merger or joint partnership for the continued development and testing of all of the company's prototypes, their manufacture, their marketing and their worldwide sale;

o	to continue to improve the company's inventions and, where appropriate, to obtain patent protection on such new improvements.

               While it is not management's preferred strategy, the company continues to investigate the possibility of manufacturing the FTV itself. The company has investigated and is investigating potential sites in Rochester, New York and other communities. The company as, as yet, not found a facility suitable for manufacturing commercial quantities of the FTV itself. During the next 12 months, management will continue to attempt to locate a suitable facility. The company has engaged in preliminary discussions with a number of financial institutions to formulate a financial package which, together with government based incentives, will enable the company to pursue this approach with the actual production of the vehicle. The company believes that it will need at least 12-15 million dollars initially in order to pursue this possibility. Management is presently investigating ways in which to acquire this amount of money, including the proceeds from Swartz as well as additional equity and/or debt financing. However, no specific financial package with banks or other lenders has been negotiated to date. If a suitable facility is found in the next 12 months, management will reinstitute discussions to obtain financing to acquire, refurbish, modernize, equip and staff such a facility.

               On April 25, 2000, the company inaugurated its website, www.torvec.com, for marketing, sales, education and information relating to the company's inventions.

               On June 29, 2000, the company announced that it had granted an exclusive, world-wide license of all its automotive technology to Variable Gear, LLC for the aeronautical and marine markets. Variable Gear will pay the company 4% royalties for 7 years after which the company is obligated to purchase the 51% membership interest not owned. Variable Gear is owned 51% by Robert C. Horton, Chairman and CEO of Ultrafab, Inc. and a company shareholder. The company owns the remaining 49%. The company does not share in any profit or losses in this entity. Variable Gear has initiated discussions with a number of boat manufacturers, but to date, it has not commenced operations or sublicensed our automotive technology in its markets.

               The company's overall business strategy relating to its ice technology is to:

o	develop, in cooperation with Dr. Petrenko at Dartmouth, under his one year consulting agreement, commercially viable de-icing and ice adhesion systems for land-based motorized vehicle applications;

o	to enter into appropriate licensing/joint venture arrangements; and
o	to otherwise promote utilization of the company's ice technology world-wide.

               The company's license agreement with Dartmouth provides for a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income. Based upon industry discussions, the company anticipates that it will sublicense, joint-venture or otherwise commercialize this technology within the next 12 months.

               The net loss for the three months ended March 31, 2001 was $537,000 as compared to the three months ended March 31, 2000 net loss of $779,000. The decrease in the net loss of $242,000 is principally related to a decrease in the amortization of unearned compensatory stock. The amortization, which is a non-cash item, amounted to $0 for the three months ended March 31, 2001 compared to $383,000 for the three months ended March 31, 2000.

               Research and development expenses for the three months ended March 31, 2001 amounted to $294,000 as compared to $100,000 for the three months ended March 31, 2000. This increase amounted to $194,000 and is due to increases in the amounts spent associated with improvements to the FTV and amounts spent on the transmission.

               General and administrative expenses for the three months ended March 31, 2001amounted to $243,000 as compared to $679,000 for the three months ended March 31, 2000. This decrease amounted to $436,000 and is primarily due to a decrease in unearned compensatory stock previously discussed.

Liquidity and Capital Resources

               The company's operations during the quarter ended March 31, 2001 were funded through the sale of 76,650 shares of common stock to Swartz for aggregate proceeds of approximately $268,000. We estimate that at the current market prices, and our daily trading volume, we will be able to sell additional shares to Swartz during the next twelve months.

                During the quarter ended March 31, 2001 the company issued 26,754 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, expenses associated with our two lawsuits, marketing research expenses as well as legal fees and associated expenses for ongoing patent work.

               Based upon the above, the company anticipates that the funding it will receive from Swartz as well as its continuing issuance of shares under its Business Consultants Stock Plan will be adequate to fulfill its needs during the next 12 months. However, the company also recognizes, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the nature and extent of its prototype development program, its testing program, the ability of the company to secure adequate manufacturing and distribution relationships and market acceptance of the company's products) that, over the next twelve months, the company may be required to seek additional financing in the form of a significant equity investment by one or more investors in privately-negotiated transactions or through debt-financing or both.

               The company's cash position at any time during the quarter ended March 31, 2001 was directly dependent upon its success in selling stock since the company did not generate any revenues. This trend is expected to continue throughout fiscal 2001.

               The company has an obligation to purchase 51% of Variable Gear, LLC on January 1, 2008. The purchase price is equal to 51% of the then value of Variable Gear, as determined by an independent appraiser selected by the parties. This liability can not be estimated at this time. We believe that contributions of cash flows from operations, financing and strategic alliances will produce sufficient cash flow to fund this obligation.

Y2K Compliance

               The company currently uses a software which management believes is in "Year 2000" (Y2K) compliance. Management will continue to evaluate the current software and implement any necessary changes to remain in "Year 2000" (Y2K) compliance.

Impact of Inflation

               Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during its fiscal quarter ending March 31, 2001.

Quarterly Fluctuations

               As of March 31, 2001, the company had not engaged in significant revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

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

               In the summer of 2000, the company's engineers, based upon CAD/CAM studies, discovered that the first generation gimbal did not pulsate or oscillate. The Gleasmans and the company's management only then concluded that MMI had been misleading the Gleasmans, the company and the Court concerning the operability of the prototype of the pump and motor design which utilized the gimbal as a constant velocity joint.

               As the result of such discovery, management of the company believes that MMI's earlier statements regarding the inoperability of the gimbal were false and fraudulent and that MMI knew that the first-generation pump and motor utilizing a gimbal as the constant velocity joint, as specifically designed by the Gleasmans, did not pulsate or oscillate but was instead a valuable and marketable pump and motor system which could have been rapidly commercialized.

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

Item 2:	Changes in Securities None
Item 3.	Defaults Upon Senior Securities None 20
Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

	a.	Exhibits

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

2.1

Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development Inc., incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.

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

	10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

	10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

	10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000.

	10.7	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000.

	10.8	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000.

	10.9	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000.

	10.10	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999;

	10.11	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999;

	10.12	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000.

(11)	Statement re computation of per share earnings (loss)

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

A Current Report on Form 8-K was filed by the company on February 12, 2001 to present certain financial and pro forma financial information in connection with the company's acquisition of ICE Surface Development, Inc.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.
DATE:	May 21, 2001	By:	/S/ KEITH E. GLEASMAN Keith E. Gleasman President

DATE:	May 21, 2001	By:	/S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial and Accounting Officer

EXHIBIT INDEX
Exhibit	Page

(1)	Investment Agreement

	1.1	Investment Agreement between Swartz Private Equity, LLC and Torvec, Inc. dated September 5, 2000, including all exhibits, incorporated by reference to Form 8-K filed October 2, 2000; N/A

(2)	Plan of Acquisition, reorganization, arrangement, liquidation, or succession.

2.1

Agreement and Plan of Merger, dated November 29, 2000
by and among Torvec Subsidiary Corporation, Torvec, Inc.,
UTEK Corporation and ICE Surface Development Inc.,
incorporated by reference to Form 8-K filed November 30, 2000
and Form 8K/A filed February 12, 2001.                                                 N/A

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

26
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
October 5, 2000;                                                                     N/A

		10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999; N/A

		10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000; N/A

	10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000. N/A

	10.7	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000. N/A

	10.8	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000. N/A

	10.9	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000. N/A

	10.10	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999; 30

	10.11	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999; 37

	10.12	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000. 44

(11)	Statement re computation of per share earnings (loss)

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

A Current Report on Form 8-K was filed by the company on
February 12, 2001 to present certain financial and pro forma financial information in connection with the company's
acquisition of ICE Surface Development, Inc.

OPTION AND CONSULTING AGREEMENT

February 10, 1999

Mr. Keith E. Gleasman, President
Torvec, Inc.
11 Pondview Drive
Pittsford, NY 14534

Dear Mr. Gleasman:

       This will confirm the arrangements, terms and conditions pursuant to which Marquis Capital LLC, a Colorado Limited Liability Corporation (the "Consultant"), has been retained to serve Torvee, Inc. ("Torvec") as a consultant on a non-exclusive basis for a period of one (1) year commencing as of the date of this agreement. The undersigned hereby agrees to the following terms and conditions.

        1. Duties of Consultant. Consultant shall, at the request of Torvec, upon reasonable notice, render the following services to Torvec from time to time:

              a)  Consulting Services.  The consultation services shall consist of providing consulting advice in respect of financial corporate finance, public relation matters, review of company and its subsidiaries respective historical financial performance and corporate finance objectives. Consultation services to be rendered by the Consultant shall be conducted on a "best efforts" basis and Consultant has not, cannot and does not guarantee that Consultant efforts will have any impact on Company's business or that any subsequent financial improvement will result from Consultant's efforts.

        2. Expenses. Torvec shall reimburse Consultant for any and all reasonable expenses incurred by Consultant in the performance of its duties hereunder upon submission of reasonably satisfactory documentation to Torvec of such cost or expense.

        3. Grant of Option; Reservation of Shares.        In further consideration of the Consulting Services, Torvec hereby grants to the Consultant the continuing right and option (the "Option") to purchase from Torvec, at any time or from time to time during the Exercise Period (as defined below), up to an aggregate of TWO HUNDRED AND FIFTY THOUSAND (250,000) shares of Common Stock (the "Option Shares") upon the terms and conditions herein set forth. Torvec shall at all times during the Exercise Period keep reserved and available for issuance upon exercise of the option the total number of Options Shares then subject to the option.

        4. Exercise Price. The Option shall be exercisable with respect to the TWO HUNDRED AND FIFTY THOUSAND (250,000) Option Shares issuable upon exercise of the Option for an exercise price equal to $5.00 per Option Share. The Option Shares, when issued upon payment of the applicable exercise price (the "Exercise Price"), shall be validly issued, fully paid and non-assessable and free from all liens, charges, taxes or other encumbrances.

        5. Term of Option. The Option shall be exercisable in whole or in part during the period (the "Exercise Period") commencing on the date hereof and ending on February 10, 2004. Upon expiration of the Option, the Option shall be of no further force and effect.

        6. Mechanics of Exercise. To exercise the Option, Consultant shall, at any time or from time to time during the Exercise Period, deliver to Torvec, (i) a written notice of exercise (each an "Exercise Notice") stating the number of Option Shares with respect to which the Option is then being exercised, which number shall not be less and 1,000 Option Shares; and (ii) the Exercise Price payable in respect to the Option Shares which are the subject of such Exercise Notice. The Option shall be deemed to be exercised with respect to the Option Shares stated in an Exercise Notice, and such Option Shares shall be deemed to be issued (whether or not a certificate representing such Shares has been delivered to Consultant), at the time such Option Notice and Exercise Price is received by Torvec.

        7.  Non-Transferability. The Option and the rights attendant thereto may be assigned, pledged, hypothecated or otherwise transferred by Consultant in its sole discretion at any time, in whole or in part.

        8.  Registration; Registration Rights. Torvec hereby covenants and agrees that Consultant shall have the right to cause Torvec to register under the Securities Act of 1993, as amended (the "Securities Act") the offer and sale of the Option Shares issuable upon the exercise of the Option in accordance with the procedures set forth in Appendix A attached hereto.

         9. Non-Exclusive Services.  Torvec understands that Consultant is currently providing certain advisory and financial consulting services to other individuals and entities and agrees that Consultant is not prevented or barred from rendering services of the same nature or a similar nature to any other individuals or entities and acknowledges that such services may from time to time conflict with the timing of and the rendering of the Consultation Services. In addition, Consultant understands and agrees that Torvec shall not be prevented or barred from retaining other persons or entities to provide services of the same or similar nature as those provided by Consultant.

        10. Consultant Not an Agent or Employee. Consultant's obligations under this Agreement consist solely of the services described herein. In no event shall Consultant be considered to be acting as an employee or agent of Torvec or otherwise representing or binding Torvec. For the purposes of this Agreement, Consultant is an independent contractor. All final decisions with respect to acts of Torvec or its affiliates, whether or not made pursuant to or in reliance on information or advice furnished by Consultant hereunder, shall be those of Torvec or such affiliates and Consultant shall, under no circumstances, be liable for any expenses incurred or losses suffered by Torvec as a consequence of such actions. Consultant agrees that all of his work product relating to the Services to be rendered pursuant to this agreement, shall become the exclusive property of Torvec. The parties acknowledge that the Consultation Services provided by the Consultant hereunder are not in connection with the offering or sale of securities of Torvec in a capital raising transaction.

        11. Confidentiality.  Except in the course of the performance of its duties hereunder, Consultant agrees that it shall not disclose any trade secrets, know-how, or other proprietary information not in the public domain learned as a result of this Agreement or otherwise unless and until such information becomes generally known.

         12. Indemnification.

                    a) Torvec will indemnify and hold harmless Consultant from and against any and all losses, claims, damages, liabilities and expenses (including, without limitation reasonable attorneys' fees and costs incurred in the investigation, defense and settlement of the matter) suffered or incurred by Consultant which arise out of this Agreement or otherwise out of the performance by Consultant of its obligations hereunder, unless such losses, claims, damages, liabilities or expenses are found by a final determination of a court of competent jurisdiction to have arisen out of bad faith, gross negligence or malfeasance of the Consultant in performing his services hereunder (pending any such final determination, the indemnification and reimbursement provision of this Agreement shall apply and Torvec is obligated to reimburse the Consultant for his expenses if it is ultimately determined that the Consultant was not entitled to indemnification hereunder). If for any reason the foregoing indemnification is unavailable to the Consultant, or insufficient to hold it harmless, then the Company shall contribute to the amount paid or payable by the Consultant as a result of such loss, claim, damage, liability or expense in such proportion as is appropriate to reflect not only the relative benefits received by the Torvec on the one hand and the Consultant on the other hand, but also the relative fault of Torvec and the Consultant, as well as any other relevant equitable considerations. The reimbursement indemnity and contribution obligations of Torvec under this paragraph shall be in addition to any liability which the Company may otherwise have and shall be binding and inure to the benefit of any respective successors, assigns, heirs and personal representatives of Torvec and Consultant.

                    (b) Consultant agrees to give Torvec an opportunity to participate in the defense or preparation of the defense of any action brought against Consultant to enforce any such claim or liability and Torvec shall have the right to participate.

        13. Governing Law. This Agreement shall be deemed to be a contract made under the laws of the State of New York and for all purposes shall be construed in accordance with the laws of said State.

        14. Counterparts. This Agreement may be executed in counterparts, each of which shall constitute an original and all of which when taken together shall constitute one agreement.

        15. This Agreement supersedes and cancels prior Consulting Warrant Agreements between Torvec and Todd Roberti and Lawrence Principato.

/S/ KEG Initial
/S/ R Initial
/S/ LR Initial

In Witness Whereof, this Agreement is executed on the date first above written.
Very truly yours, Marquis Capital, LLC a Colorado limited liability company By: /S/ LISA ROBERTI Lisa Roberti, General Partner

AGREED AND ACCEPTED:
Torvec, Inc.

By:   /S/ KEITH E. GLEASMAN
         Keith E. Gleasman, President

                                                                                                                Appendix A

REGISTRATION PROCEDURES

          1.        Registration.

                    a.       Demand Registration. Consultant may at any time, on any two separate occasions, from August 10, 1999 hereof until February 10, 2004, request that Torvec, at Torvec's sole cost and expense (other than the fees and disbursements of counsel for Consultant and the underwriting discounts, if any, payable in respect of the Option Shares sold by Consultant) register the sale of all or part of the Option Shares. Upon receipt of any such request, Torvec shall as promptly as practicable, prepare and file with the Commission a registration statement sufficient to permit the public offering and sale of the Option Shares through the facilities of the Nasdaq National Market or any other securities exchange, if any, on which the Common Stock is being sold or on the over-the-counter market, and will use its reasonable best efforts through its officer, directors, auditors, and counsel to cause such registration statement to become effective as promptly as practicable.

                     b.       Piggyback Registration. In addition to Torvec's obligation under Section 1.a. of this Appendix A and not in limitation thereof, Torvec shall give Consultant at least 30 days' prior written notice of each filing by Torvec of a registration statement (other than a registration statement on Form S-4 or Form S-8 or on any successor form thereto) with the Commission. If requested by Consultant in writing at any time and from time to time, from the date hereof until February 10, 2004, within 20 days after receipt of any such notice, Torvec shall, at Torvec's sole expense (other than the fees and disbursements of counsel for Consultant, and the underwriting discounts, if any, payable in respect of the Option Shares sold by Consultant), register all or, at Consultant's option, any portion of the Option Shares, concurrently with the registration of such other securities, all to the extent requisite to permit the public offering and sale of the Option Shares through the facilities of the Nasdaq National Market or any other securities exchange, if any, on which the Common Stock is being sold or on the over-the- counter market, and will use its reasonable best efforts through its officer, directors, auditors, and counsel to cause such registration statement to become effective as promptly as practicable. For purposes of this Appendix A "Option Shares" shall not include Options Shares which have been previously sold pursuant to a registration statement or Rule 144 promulgated under the Securities Act. If, the managing underwriter of any such offering shall determine and advise Torvec that, in its opinion, the distribution of all or a portion of the Option Shares requested to be included in the registration concurrently with the securities being registered by Torvec would materially adversely affect the distribution of such securities by Torvec then Torvec will include in such registration first, the securities that Torvec proposes to sell and second, the Option Shares requested to be included in such registration, to the extent permitted by the managing underwriter. In the event, Torvec is advised by the staff of the Commission, NASDAQ, self-regulatory or state securities agency that the inclusion of the Option Shares will prevent, preclude or materially delay the effectiveness of a registration statement filed, Torvec, in good faith, may amend such registration statement to exclude the Option Shares.

                c.        In the event of a registration pursuant to the provisions of this Appendix A, Torvec shall use its reasonable best efforts to cause the Option Shares so registered to be registered of qualified for sale under the securities or blue sky laws of such jurisdictions as Consultant may reasonably request; provided, however, that Torvec shall not be required to qualify to do business in any state by reason of this paragraph d. in which is not otherwise required to qualify to do business.

                d.        Torvec shall keep effective any registration or qualification contemplated by this Appendix A and shall from time to time amend or supplement each applicable registration statement, preliminary prospectus, final prospectus, application, document and communication until the earlier of (i) one year from the effective date thereof and (ii) the date on which all Option Shares issuable upon the exercise of the Option covered by such registration statement shall have been sold.

                e.        In the event of a registration pursuant to the provisions of this Appendix A, Torvec shall furnish to Consultant such reasonable number of copies of the registration statement and of each amendment and supplement thereto (in each case, including all exhibits), of each prospectus contained in such registration statement and each supplement or amendment thereto (including each preliminary prospectus), all of which shall conform to the requirements of the Securities Act and the rules and regulations thereunder, and such other documents, as Consultant may reasonably request to facilitate the disposition of the Option Shares included in such registration.

                f.       Torvec shall notify Consultant promptly when such registration statement has become effective or a supplement to any prospectus forming a part of such registration statement has been field.

                g.       Torvec shall advise Consultant, promptly after it shall receive notice or obtain knowledge of the issuance of any stop order by the Commission suspending the effectiveness of such registration statement, or the initiation or threatening of any proceeding for that purpose and promptly use its reasonable best efforts to prevent the issuance of any stop order or to obtain its withdrawal if such stop order should be issued.

                h.       Torvec shall promptly notify Consultant at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, would include an untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing, and at the reasonable request of Consultant prepare and furnish to it such number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers or such Option Shares or securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made.

                    i.        If requested by the underwriter for any unwritten offering of Option Shares, Torvec and Consultant will enter into an underwriting agreement with such underwriter for such offering, which shall be reasonably satisfactory in substance and form to Torvec, Torvec's counsel, Consultant, Consultant's counsel and the underwriter, and such agreement shall contain such representations and warranties by Torvec and Consultant and such other terms and provisions as are customarily contained in an underwriting agreement with respect to secondary distributions solely by selling stockholders, including, without limitation, indemnities substantially to the effect and to the extent provided in Section 2 of this Appendix A.

                    j.       Torvec agrees that until all the Option Shares have been sold under a registration statement or pursuant to Rule 144 promulgated under the Securities Act, it shall upon becoming subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), use its reasonable best efforts to keep current in filing all reports, statements and other materials required to be filed with the Commission to permit Torvec to maintain its eligibility to use a Form S-3 registration statement and to permit Consultant to sell the Option Shares under Rule 144.

OPTION AND CONSULTING AGREEMENT

February 10, 1999

Mr. Keith E. Gleasman, President
Torvec, Inc.
11 Pondview Drive
Pittsford, NY 14534

Dear Mr. Gleasman:

       This will confirm the arrangements, terms and conditions pursuant to which PMC Direct Corp. (the "Consultant"), has been retained to serve Torvee, Inc. ("Torvec") as a consultant on a non-exclusive basis for a period of one (1) year commencing as of the date of this agreement. The undersigned hereby agrees to the following terms and conditions.

        1. Duties of Consultant. Consultant shall, at the request of Torvec, upon reasonable notice, render the following services to Torvec from time to time:

              a)  Consulting Services.  The consultation services shall consist of providing consulting advice in respect of financial corporate finance, public relation matters, review of company and its subsidiaries respective historical financial performance and corporate finance objectives. Consultation services to be rendered by the Consultant shall be conducted on a "best efforts" basis and Consultant has not, cannot and does not guarantee that Consultant efforts will have any impact on Company's business or that any subsequent financial improvement will result from Consultant's efforts.

        2. Expenses. Torvec shall reimburse Consultant for any and all reasonable expenses incurred by Consultant in the performance of its duties hereunder upon submission of reasonably satisfactory documentation to Torvec of such cost or expense.

        3. Grant of Option; Reservation of Shares.        In further consideration of the Consulting Services, Torvec hereby grants to the Consultant the continuing right and option (the "Option") to purchase from Torvec, at any time or from time to time during the Exercise Period (as defined below), up to an aggregate of ONE HUNDRED AND TWENTY-FIVE THOUSAND (125,000) shares of Common Stock (the "Option Shares") upon the terms and conditions herein set forth. Torvec shall at all times during the Exercise Period keep reserved and available for issuance upon exercise of the option the total number of Options Shares then subject to the option.

        4. Exercise Price. The Option shall be exercisable with respect to the ONE HUNDRED AND TWENTY-FIVE THOUSAND (125,000) Option Shares issuable upon exercise of the Option for an exercise price equal to $5.00 per Option Share. The Option Shares, when issued upon payment of the applicable exercise price (the "Exercise Price"), shall be validly issued, fully paid and non-assessable and free from all liens, charges, taxes or other encumbrances.

        5. Term of Option. The Option shall be exercisable in whole or in part during the period (the "Exercise Period") commencing on the date hereof and ending on February 10, 2004. Upon expiration of the Option, the Option shall be of no further force and effect.

        6. Mechanics of Exercise. To exercise the Option, Consultant shall, at any time or from time to time during the Exercise Period, deliver to Torvec, (i) a written notice of exercise (each an "Exercise Notice") stating the number of Option Shares with respect to which the Option is then being exercised, which number shall not be less and 1,000 Option Shares; and (ii) the Exercise Price payable in respect to the Option Shares which are the subject of such Exercise Notice. The Option shall be deemed to be exercised with respect to the Option Shares stated in an Exercise Notice, and such Option Shares shall be deemed to be issued (whether or not a certificate representing such Shares has been delivered to Consultant), at the time such Option Notice and Exercise Price is received by Torvec.

        7.  Non-Transferability. The Option and the rights attendant thereto may be assigned, pledged, hypothecated or otherwise transferred by Consultant in its sole discretion at any time, in whole or in part.

        8.  Registration; Registration Rights. Torvec hereby covenants and agrees that Consultant shall have the right to cause Torvec to register under the Securities Act of 1993, as amended (the "Securities Act") the offer and sale of the Option Shares issuable upon the exercise of the Option in accordance with the procedures set forth in Appendix A attached hereto.

         9. Non-Exclusive Services.  Torvec understands that Consultant is currently providing certain advisory and financial consulting services to other individuals and entities and agrees that Consultant is not prevented or barred from rendering services of the same nature or a similar nature to any other individuals or entities and acknowledges that such services may from time to time conflict with the timing of and the rendering of the Consultation Services. In addition, Consultant understands and agrees that Torvec shall not be prevented or barred from retaining other persons or entities to provide services of the same or similar nature as those provided by Consultant.

        10. Consultant Not an Agent or Employee. Consultant's obligations under this Agreement consist solely of the services described herein. In no event shall Consultant be considered to be acting as an employee or agent of Torvec or otherwise representing or binding Torvec. For the purposes of this Agreement, Consultant is an independent contractor. All final decisions with respect to acts of Torvec or its affiliates, whether or not made pursuant to or in reliance on information or advice furnished by Consultant hereunder, shall be those of Torvec or such affiliates and Consultant shall, under no circumstances, be liable for any expenses incurred or losses suffered by Torvec as a consequence of such actions. Consultant agrees that all of his work product relating to the Services to be rendered pursuant to this agreement, shall become the exclusive property of Torvec. The parties acknowledge that the Consultation Services provided by the Consultant hereunder are not in connection with the offering or sale of securities of Torvec in a capital raising transaction.

        11. Confidentiality.  Except in the course of the performance of its duties hereunder, Consultant agrees that it shall not disclose any trade secrets, know-how, or other proprietary information not in the public domain learned as a result of this Agreement or otherwise unless and until such information becomes generally known.

         12. Indemnification.

                    a) Torvec will indemnify and hold harmless Consultant from and against any and all losses, claims, damages, liabilities and expenses (including, without limitation reasonable attorneys' fees and costs incurred in the investigation, defense and settlement of the matter) suffered or incurred by Consultant which arise out of this Agreement or otherwise out of the performance by Consultant of its obligations hereunder, unless such losses, claims, damages, liabilities or expenses are found by a final determination of a court of competent jurisdiction to have arisen out of bad faith, gross negligence or malfeasance of the Consultant in performing his services hereunder (pending any such final determination, the indemnification and reimbursement provision of this Agreement shall apply and Torvec is obligated to reimburse the Consultant for his expenses if it is ultimately determined that the Consultant was not entitled to indemnification hereunder). If for any reason the foregoing indemnification is unavailable to the Consultant, or insufficient to hold it harmless, then the Company shall contribute to the amount paid or payable by the Consultant as a result of such loss, claim, damage, liability or expense in such proportion as is appropriate to reflect not only the relative benefits received by the Torvec on the one hand and the Consultant on the other hand, but also the relative fault of Torvec and the Consultant, as well as any other relevant equitable considerations. The reimbursement indemnity and contribution obligations of Torvec under this paragraph shall be in addition to any liability which the Company may otherwise have and shall be binding and inure to the benefit of any respective successors, assigns, heirs and personal representatives of Torvec and Consultant.

                    (b) Consultant agrees to give Torvec an opportunity to participate in the defense or preparation of the defense of any action brought against Consultant to enforce any such claim or liability and Torvec shall have the right to participate.

        13. Governing Law. This Agreement shall be deemed to be a contract made under the laws of the State of New York and for all purposes shall be construed in accordance with the laws of said State.

        14. Counterparts. This Agreement may be executed in counterparts, each of which shall constitute an original and all of which when taken together shall constitute one agreement.

        15. This Agreement supersedes and cancels prior Consulting Warrant Agreements between Torvec and Richard Paone.

/S/ KEG Initial

/S/ RP Initial

In Witness Whereof, this Agreement is executed on the date first above written.
Very truly yours, PMC Direct Corp. By: /S/ RICHARD PAONE Richard Paone, President

AGREED AND ACCEPTED:
Torvec, Inc.

By:   /S/ KEITH E. GLEASMAN
         Keith E. Gleasman, President

                                                                                                                Appendix A

REGISTRATION PROCEDURES

          1.        Registration.

                    a.       Demand Registration. Consultant may at any time, on any two separate occasions, from August 10, 1999 hereof until February 10, 2004, request that Torvec, at Torvec's sole cost and expense (other than the fees and disbursements of counsel for Consultant and the underwriting discounts, if any, payable in respect of the Option Shares sold by Consultant) register the sale of all or part of the Option Shares. Upon receipt of any such request, Torvec shall as promptly as practicable, prepare and file with the Commission a registration statement sufficient to permit the public offering and sale of the Option Shares through the facilities of the Nasdaq National Market or any other securities exchange, if any, on which the Common Stock is being sold or on the over-the-counter market, and will use its reasonable best efforts through its officer, directors, auditors, and counsel to cause such registration statement to become effective as promptly as practicable.

                     b.       Piggyback Registration. In addition to Torvec's obligation under Section 1.a. of this Appendix A and not in limitation thereof, Torvec shall give Consultant at least 30 days' prior written notice of each filing by Torvec of a registration statement (other than a registration statement on Form S-4 or Form S-8 or on any successor form thereto) with the Commission. If requested by Consultant in writing at any time and from time to time, from the date hereof until February 10, 2004, within 20 days after receipt of any such notice, Torvec shall, at Torvec's sole expense (other than the fees and disbursements of counsel for Consultant, and the underwriting discounts, if any, payable in respect of the Option Shares sold by Consultant), register all or, at Consultant's option, any portion of the Option Shares, concurrently with the registration of such other securities, all to the extent requisite to permit the public offering and sale of the Option Shares through the facilities of the Nasdaq National Market or any other securities exchange, if any, on which the Common Stock is being sold or on the over-the- counter market, and will use its reasonable best efforts through its officer, directors, auditors, and counsel to cause such registration statement to become effective as promptly as practicable. For purposes of this Appendix A "Option Shares" shall not include Options Shares which have been previously sold pursuant to a registration statement or Rule 144 promulgated under the Securities Act. If, the managing underwriter of any such offering shall determine and advise Torvec that, in its opinion, the distribution of all or a portion of the Option Shares requested to be included in the registration concurrently with the securities being registered by Torvec would materially adversely affect the distribution of such securities by Torvec then Torvec will include in such registration first, the securities that Torvec proposes to sell and second, the Option Shares requested to be included in such registration, to the extent permitted by the managing underwriter. In the event, Torvec is advised by the staff of the Commission, NASDAQ, self-regulatory or state securities agency that the inclusion of the Option Shares will prevent, preclude or materially delay the effectiveness of a registration statement filed, Torvec, in good faith, may amend such registration statement to exclude the Option Shares.

                c.        In the event of a registration pursuant to the provisions of this Appendix A, Torvec shall use its reasonable best efforts to cause the Option Shares so registered to be registered of qualified for sale under the securities or blue sky laws of such jurisdictions as Consultant may reasonably request; provided, however, that Torvec shall not be required to qualify to do business in any state by reason of this paragraph d. in which is not otherwise required to qualify to do business.

                d.        Torvec shall keep effective any registration or qualification contemplated by this Appendix A and shall from time to time amend or supplement each applicable registration statement, preliminary prospectus, final prospectus, application, document and communication until the earlier of (i) one year from the effective date thereof and (ii) the date on which all Option Shares issuable upon the exercise of the Option covered by such registration statement shall have been sold.

                e.        In the event of a registration pursuant to the provisions of this Appendix A, Torvec shall furnish to Consultant such reasonable number of copies of the registration statement and of each amendment and supplement thereto (in each case, including all exhibits), of each prospectus contained in such registration statement and each supplement or amendment thereto (including each preliminary prospectus), all of which shall conform to the requirements of the Securities Act and the rules and regulations thereunder, and such other documents, as Consultant may reasonably request to facilitate the disposition of the Option Shares included in such registration.

                f.       Torvec shall notify Consultant promptly when such registration statement has become effective or a supplement to any prospectus forming a part of such registration statement has been field.

                g.       Torvec shall advise Consultant, promptly after it shall receive notice or obtain knowledge of the issuance of any stop order by the Commission suspending the effectiveness of such registration statement, or the initiation or threatening of any proceeding for that purpose and promptly use its reasonable best efforts to prevent the issuance of any stop order or to obtain its withdrawal if such stop order should be issued.

                h.       Torvec shall promptly notify Consultant at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, would include an untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing, and at the reasonable request of Consultant prepare and furnish to it such number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers or such Option Shares or securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made.

                    i.        If requested by the underwriter for any unwritten offering of Option Shares, Torvec and Consultant will enter into an underwriting agreement with such underwriter for such offering, which shall be reasonably satisfactory in substance and form to Torvec, Torvec's counsel, Consultant, Consultant's counsel and the underwriter, and such agreement shall contain such representations and warranties by Torvec and Consultant and such other terms and provisions as are customarily contained in an underwriting agreement with respect to secondary distributions solely by selling stockholders, including, without limitation, indemnities substantially to the effect and to the extent provided in Section 2 of this Appendix A.

                    j.       Torvec agrees that until all the Option Shares have been sold under a registration statement or pursuant to Rule 144 promulgated under the Securities Act, it shall upon becoming subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), use its reasonable best efforts to keep current in filing all reports, statements and other materials required to be filed with the Commission to permit Torvec to maintain its eligibility to use a Form S-3 registration statement and to permit Consultant to sell the Option Shares under Rule 144.

S W A R T Z
INSTITUTIONAL FINANCE
LETTERHEAD

TORVEC, INC. (OTC BB: TOVC)

Investment Banking Services Agreement ("Agreement")
Company:	Torvec, Inc. ("Torvec")

Investment Banker:	Dunwoody Brokerage Services, Inc. d/b/a Swartz Institutional Finance ("Swartz").

Strategic Partnerships, Licensing Agreements, Mergers and Acquisition Partners introduced by Swartz:

Entities introduced by Swartz to Torvec and entities introduced to Torvec by the aforementioned entities shall be referred to as "Strategic Partners." All potential introductions shall be initially submitted in writing by Swartz and confirmed in writing via Schedule A by Torvec prior to being pursued by Swartz. For Strategic Partners, or affiliates thereof, who make an investment into Torvec or into whom Torvec makes an investment or enters into a strategic partnership, licensing agreement, stock swap deal, merger, acquisition or any other transaction with Torvec (collectively referred to as "Covered Transactions"), Torvec shall pay Swartz a fee of 4% of the Transaction Value (as defined below) of the transaction between Torvec and the Strategic Partners payable in cash or Torvec Common Stock ("Stock"), at Swartz' option, at the time of closing of each transaction. To the extent that Swartz is paid in Stock, then the Stock will be valued at the Market Price (as defined below) on the closing date of such transaction. In addition to the payment of the cash or Stock fee, Swartz shall receive Warrants to purchase a number of shares of Torvec Common Stock equal to 4% of the Transaction Value divided by the Market Price on the closing date of such transaction, exercisable at such Market Price.

Transaction Value and Transactions with no Defined Transaction Value:

"Transaction Value" shall mean the dollar amount or value of the subject transaction, provided that the value of any transaction arranged by Swartz, which does not entail a defined dollar amount will be a defined dollar or Stock value determined by Torvec and Swartz in writing prior to closing (the "Defined Value"). For any such transaction, Swartz shall receive from Torvec 4% of the Defined Value payable in cash or Stock at Swartz' option. In addition, Swartz shall receive a Warrant to purchase a number of Common Shares equal to 4% of the Defined Value, divided by Market Price, exercisable at Market Price. On each anniversary of the closing date thereafter, a new Defined Value shall be determined by two independent third parties, knowledgeable and experienced in that particular field or industry, acceptable to both Swartz and Torvec. In the event the Defined Value on any anniversary is greater than the highest Defined Value upon which Swartz has been compensated (the amount of such difference being referred to as a "Compensation Shortfall Amount"), Swartz shall receive the above stated fee and Warrants on such Compensation Shortfall Amount.

300 Colonial Center Parkway, Suite 300
Roswell, GA 30076
phone 770-640-8130 fax 770-643-0279

Securities offered through Dunwoody Brokerage Services, Inc. A registered broker/dealer, Atlanta, GA 770.640.0011. Member NASD/SIPDC

Market Price:

Market Price shall equal the lesser of (i) the lowest closing bid price of the Common Stock for the 5 trading days immediately preceding the date of execution by Torvec of a Letter of Intent to complete a Covered Transaction, or (ii) the lowest closing bid price of the Common Stock for the 5 trading days immediately preceding the closing date of a Covered Transaction.

Other Funding sources Introduced by Swartz:

In the event Swartz introduces Torvec to a Third Party Funding Source (as defined below), Swartz shall receive a fee equal to 4% of the amount invested or placed by the Third Party Funding Source plus a number of Warrants equal to 4% of the amount invested divided by Market Price exercisable at such Market Price. A third Party Funding Source is, but not limited to, an Investment Bank, Broker/Dealer or Securities Broker.

Disputes as to Transaction Value, Defined Value or Market Price:

Should the parties hereto not agree on the Defined Value, Transaction Value, or Market Price as each is defined above, Torvec agrees to forego and not circumvent Swartz with respect to any transaction with any Strategic Partners, or any affiliate thereof, until such time as the parties hereto can agree on the Defined Value.

Non-Circumvention:

Any potential Investor or Strategic Partner (a Swartz Client) to whom Swartz introduces Torvec shall be considered, for purposes of this Agreement, the property of Swartz ("Swartz Client"). In the event that Torvec enters into a Covered Transaction with a Swartz Client for a period of 36 months from the date of written confirmation of introduction of said Swartz Client, Torvec agrees to pay to Swartz a fee as stated above at the time of closing.

No Obligation:

Torvec may, in its sole and absolute discretion, choose not to close any Covered Transaction with any Swartz Client. Torvec shall have no obligation to pay Swartz any fees or issue any Stock or warrants to Swartz to the extent Torvec rejects such Covered Transaction.

Warrants Referenced in this Agreement:

Warrants referenced herein shall have piggyback registration rights, reset provisions, shall have anti-dilution provisions following any reverse-stock-splits and shall have a 5-year term. Anti-dilution rights are activated upon certain events which include but are not limited to stock splits, stock reclassifications, stock dividends, corporate reorganizations and mergers.

Torvec Investment Banking Svcs                                                       Page 2

Termination:

Torvec and Swartz have the right to submit written notice of their respective intent to terminate the Agreement. This Agreement, except as to the Non-Circumvention Section, shall be deemed terminated within 30 days of receipt of the written notice of termination from either Torvec or Swartz.

DUNWOODY BROKERAGE SERVICES, INC. By: /S/ ROBERT HOPKINS Robert Hopkins, President Date DECEMBER 8, 2000 SWARTZ INSTITUTIONAL FINANCE By: /S/ ERIC SWARTZ Eric Swartz, OSJ Date: DECEMBER 8, 2000	TORVEC, INC. By: /S/ KEITH E. GLEASMAN Print Name: Keith E. Gleasman Title: President Date: DECEMBER 8, 2000

Torvec Investment Banking Svcs                                                        Page 3

S W A R T Z
INSTITUTIONAL FINANCE
LETTERHEAD

TORVEC, INC. ("TORVEC")

Pursuant to the executed Investment Banking Services Agreement ("Agreement"), dated December   8  , 2000, Torvec hereby confirms that Swartz has permission to introduce Torvec to:

o          The Goodyear Tire & Rubber Company

The above named company(ies) shall be covered under the terms as agreed upon in the executed Agreement. This signed Schedule A will act as written confirmation for Swartz to make this/these introduction(s).

TORVEC, INC.

By: /S/ KEITH E. GLEASMAN

Print Name: KEITH E. GLEASMAN

Title: President

Date: December 8, 2000

300 Colonial Center Parkway, Suite 300
Roswell, GA 30076
phone 770-640-8130 fax 770-643-0279

Securities offered through Dunwoody Brokerage Services, Inc. A registered broker/dealer, Atlanta, GA 770.640.0011. Member NASD/SIPDC

Torvec Investment Banking Svcs                                                        Page 4