Form 10QSB
period 2001-06-30
TORVEC INC
filed 2001-08-14
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                         June 30, 2001

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

                   YES  [ X ]               NO [     ]

As of June 30, 2001, there were outstanding 22,862,431 shares of the company's common stock, $.01 Par Value. Options for 809,000 shares of the company's common stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)

INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 2000 and June 30, 2001 (unaudited)	3
	Torvec, Inc. Condensed Statements of Operations (Unaudited) - Three Months Ended June 30, 2001, Three Months Ended June 30, 2000, Six Months Ended June 30, 2001, Six Months Ended June 30, 2000, September 25, 1996 (Inception) through June 30, 2001	4
	Torvec, Inc. Condensed Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2001, Six Months Ended June 30, 2000, September 25, 1996 (Inception) through June 30, 2001	5
	Notes to Financial Statements	6
Item 2.	Plan of Operation	11
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Changes in Securities	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURE PAGE		25
EXHIBIT INDEX		26

TORVEC, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	June 30, 2001 (Unaudited)	December 31, 2000
ASSETS CURRENT ASSETS Cash Stock subscriptions receivable (collected January 2001) Prepaid expenses	$ 6,000 0 67,000	$34,000 109,000 147,000
Total Current Assets	73,000	290,000
PROPERTY AND EQUIPMENT
Office equipment Transportation equipment	12,000 53,000 65,000	9,000 53,000 62,000
LESS: ACCUMULATED DEPRECIATION	42,000	36,000
Net Equipment	23,000	26,000

LICENSE, net of accumulated amortization of $98,000 AND $14,000, respectively	3,162,000	3,246,000

Total Assets	$3,258,000	$3,562,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES Accounts payable and accrued expenses Consulting fees payable to related parties Current maturities of long-term debt	$ 240,000 155,000 6,000	$77,000 665,000 6,000
Total Current Liabilities	401,000	748,000

LONG TERM LIABILITIES Long-term debt, net of current maturities Deferred revenue-long-term	6,000 150,000	9,000 150,000
Total Liabilities	557,000	907,000

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock $.01 par value, 100,000,000 shares
        authorized, none issued
     Common stock, $.01 par value, 40,000,000 shares authorized,
       22,862,431 (including 103,400 shares subject to put option)
       and  22,552,062 (including 63,256 shares subject to put option)
       issued and outstanding at June 30, 2001 and
       December 31, 2000, respectively
     Additional paid in capital
     Deficit accumulated during the development stage

              Total Stockholders' Equity

	227,000 14,445,000 (11,971,000) 2,701,000	225,000 13,125,000 (10,695,000) 2,655,000

Total Liabilities and Stockholders' Equity	$3,258,000	$3,562,000

See Notes to Financial Statements

TORVEC, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000	September 25, 1996 (Inception) Through June 30, 2001
COSTS AND EXPENSES Research and development General and administrative	$289,000 450,000 -----------------	$117,000 296,000 -----------------	$583,000 693,000 -----------------	$217,000 975,000 -----------------	$3,627,000 8,344,000 ---------------
Net Loss	$739,000 ==========	$413,000 ==========	$1,276,000 ==========	$1,192,000 ==========	$11,971,000 =========
Basic and Diluted Loss Per Share	($.03) ==========	($.02) ==========	($.06) ==========	($0.06) ==========
Weighted average number of shares of common stock - basic and diluted	22,727,000 ==========	21,165,000 ==========	22,627,000 ==========	21,112,000 ==========

See Notes to Financial Statements

TORVEC, INC. (A Development Stage Company) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000	September 25, 1996 (inception) Through June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss
     Adjustment to reconcile net loss
     to net cash used in operating activities:
        Depreciation and amortization
        Compensation expense attributable
           to common stock options
        Common stock issued for services
        Contribution of services
        Changes in other current assets
           and current liabilities:
        (Increase)/decrease in other assets
        Decreases in other assets
           Increase/(decrease) in accounts payable
             and accrued expenses
           Increase in deferred revenue

           Net cash (used in) operating activities

	($1,276,000) 91,000 0 407,000 0 80,000 318,000 0 (380,000)	($1,192,000) 6,000 402,000 383,000 0 0 62,000 0 (339,000)	($11,971,000) 142,000 4,513,000 1,984,000 69,000 93,000 1,060,000 150,000 (3,960,000)

CASH FLOWS FROM INVESTING ACTIVITIES: Purchase of property and equipment Cost of acquisition Net cash (used in) investing activities	(3,000) 0 (3,000)	0 0 0	(65,000) (16,000) (81,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock and
       exercise of options
     Proceeds from long-term borrowings
     Repayment of long-term borrowings
     Distributions

       Net cash provided by financing activities

	358,000 0 (3,000) 0 355,000 ________	200,000 0 (3,000) 0 197,000 ________	4,400,000 29,000 (17,000) (365,000) 4,047,000 _________

NET INCREASE IN CASH	(28,000)	(142,000)	6,000
CASH - BEGINNING OF PERIOD	34,000 ________	183,000 _________	0 _________
CASH - END OF PERIOD	$6,000 =======	$41,000 ========	$6,000 ========

NON-CASH ACTIVITIES:
     During the six-months ended June 30, 2001, 126,667 shares of common stock were exchanged for $665,000 of consulting fees payable.

See Notes to Financial Statements

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

Note 1 Financial Statement Presentation

The information contained herein with respect to the three and six month periods ended June 30, 2001 and June 30, 2000 and the period from September 25, 1996 (inception) through June 30, 2001 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three and six month periods ended June 30, 2001 and June 30, 2000, and since inception. The results are not necessarily indicative of results to be expected for the year.

Note 2 The Company

Torvec, Inc. (the Company) was incorporated in New York on September 25, 1996. The Company, which is in the development stage, specializes in automotive technology.

On November 29, 2000 the Company acquired Ice Surface Development, Inc. ("Ice"). Ice which is also in the development stage has a license and technology associated with ice removal and adhesion.

Note 3 Summary of Significant Accounting Policies

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary, Ice as at June 30, 2001 and December 31, 2000, and from the date of its acquisition. All material intercompany transactions and account balances have been eliminated in consolidation.

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful lives of the assets.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

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

Note 4 Related Party Transactions

The Company has entered into consulting agreements with members of the Gleasman family. Included in research and development and general and administrative expenses for the periods ending June 30, 2001 and June 30, 2000 is $225,000 and $225,000 respectively for consulting expenses.

Note 5 Long-Term Debt

Long-term debt at June 30, 2001 consisted of a note payable in monthly installments of $610 including interest at 10.13% through March, 2003. The note is secured by transportation equipment.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

Note 6 Consultant Stock Plan

The Company's Business Consultant Stock Plan as amended, ("the Plan") provides for the granting of 400,000 shares of the Company's $.01 par value stock, which may be issued from time to time to business consultants and advisors. On August 1, 2001 the Board of Directors approved, subject to stockholder approval, an increase in the number of common shares to be issued under the Plan from 400,000 to 700,000 common shares.

For the six months ended June 30, 2001, 83,693 shares were issued under the Plan to consultants in exchange for services and amounts owed to these consultants. The shares were valued at the market value of the shares at the date of issuance and approximated $407,000.

Note 7 Equity Funding

In connection with the Company's equity funding commitment from Swartz Private Equity LLC the Company sold 19,950 shares of its common stock for aggregate proceeds of approximately $89,638 during the three months ended June 30, 2001.

Note 8 Arbitration

a)     Company's Lawsuits

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

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

Note 8 Arbitration (Cont'd)

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

b)      The Gleasman Litigation

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

JUNE 30, 2001

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

               On March 23, 2001, the Court confirmed the arbitrator's award against Vernon and Keith Gleasman for MMI's expense reimbursement in the amount of $360,000. The Court stayed enforcement of the award until the court resolved the question of whether MMI committed fraud upon the court in bringing its lawsuit. As a condition for the stay, Vernon and Keith Gleasman deposited $423,000 (including $63,000 interest) with the Court.

               Based upon the amended complaint filed by MMI and the order of the Court confirming the award against Vernon and Keith Gleasman, the company is not obligated to MMI for their expenses nor liable to MMI for any continuing royalty obligation or any other sums.

Note 9 Employment Agreements

Certain employment agreements dated February 6, 1998 were terminated effective August 1, 2001. However, options previously granted pursuant to those agreements remain in effect.

On August 1, 2001 the Company entered into three year employment agreements with Michael Martindale and Jacob Brooks as Chief Executive Officer and Chief Operating Officer respectively. The employment agreements provide for annual base salary of $240,000 for the remainder of calendar 2001 and increasing thereafter by $20,000 per annum. In addition, the agreements provide for an annual bonus of $60,000 for the remainder of calendar year 2001 and increasing thereafter by $60,000 per annum. The company may pay all compensation under the agreements either in cash or common stock as determined by the Board of Directors. In connection with these agreements, the company granted each individual 180,000 options at $5.00 per share.

Note 10 Variable Gear LLC

On January 1, 2008, the Company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. At June 30, 2001 such fair market value cannot yet be reasonably estimated.

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

               The company's plan of operation relative to its automotive inventions over the next 12 months is

o	to complete the infinitely variable transmission prototype by mid to late summer;
o	to install the infinitely variable transmission into a company owned vehicle and begin testing to document actual emission levels and fuel economy;
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

               The net loss for the six months ended June 30, 2001 was $1,276,000 as compared to the six months ended June 30, 2000 net loss of $1,192,000.

               Research and development expenses for the six months ended June 30, 2001 amounted to $583,000 as compared to $217,000 for the six months ended June 30, 2000. This increase amounted to $366,000 and is due to increases in the amounts spent associated with improvements to the FTV and amounts spent on the transmission.

               General and administrative expenses for the six months ended June 30, 2001 amounted to $693,000 as compared to $975,000 for the six months ended June 30, 2000. This decrease amounted to $282,000 and is primarily due to a decrease in compensation expense attributable to common stock options in 2000 and an increase in amortization of the ICE Surface Development license.

Liquidity and Capital Resources

               The company's operations during the quarter ended June 30, 2001 were funded through the sale of 19,950 shares of common stock to Swartz for aggregate proceeds of approximately $89,638. We estimate that at the current market prices, and our daily trading volume, we will be able to sell additional shares to Swartz during the next twelve months.

                During the quarter ended June 30, 2001 the company issued 83,693 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, expenses associated with our two lawsuits, marketing research expenses as well as legal fees and associated expenses for ongoing patent work.

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

               If the company were to need financing in addition to monies we raise from Swartz and were not successful in obtaining it we would be forced to cancel any attempt to manufacture and distribute the company's products ourselves. The company would have to reduce and or delay expenditures, including research and development expenditures. The company would be forced to lengthen the timeframes set forth in this section of the report within which the company would be able to commercialize its technologies. The company may also be forced to commercialize its technologies on terms which are less favorable than are presently being negotiated.

               The company's cash position at any time during the quarter ended June 30, 2001 was directly dependent upon its success in selling stock since the company did not generate any revenues. This trend is expected to continue throughout fiscal 2001.

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

Impact of Inflation

               Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during its fiscal quarter ending June 30, 2001.

Quarterly Fluctuations

               As of June 30, 2001, the company had not engaged in significant revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Except as provided below, the company is not a party to any pending, material litigation. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the company.

	a)	The Company's Lawsuits

               (i)     On November 14, 2000, the company joined with Vernon and Keith Gleasman, as plaintiffs, in filing a lawsuit against McElroy Manufacturing, Inc., Arthur H. McElroy, II and Tri-Mc (collectively, "MMI") in the United States District Court for the Northern District of Oklahoma.

               Under an October 10, 1991 agreement between MMI and the Gleasmans, McElroy was to manufacture from one to five prototypes of an hydraulic pump and motor designed by the Gleasmans for use in a continuously variable gear transmission also designed by them. The hydraulic pump and motor designed by the Gleasmans necessitated a constant velocity joint in order to be marketable, and the Gleasmans utilized a gimbal in their designs for the constant velocity joint. The designs and related technology were patented under U.S. Patent No. 5, 440,878.

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

               On January 31, 2001 plaintiffs responded to MMI's motion to dismiss. In its papers, the plaintiffs presented vigorous opposition that the fraud complained of was never at issue in the arbitration proceedings and that inasmuch as the company was not a party to the arbitration, it should be permitted a full and fair opportunity to litigate its claims. The parties are awaiting the decision of the Court on MMI's motion to dismiss.

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
o damage to the business reputations of the company's management and officers. 18

               The company seeks compensatory and punitive damages against the defendant(s) in an amount to be determined at trial and has demanded a jury trial.

               On April 12, 2001 defendant(s) moved to dismiss the plaintiff's complaint on the grounds that the statements made were not malicious or defamatory, constituted protected opinion and did not injure the company. On June 19, 2001, the company responded to the defendant's motion to dismiss, sought permission of the Court to add Elizabeth Spezio as a defendant and sought permission to assert a new cause of action against the defendant(s) for conspiracy under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The parties are awaiting the decision of the Court with respect to the company's and defendant's motion.

b)	The Gleasman Litigation

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

               On March 23, 2001, the Court confirmed the arbitrator's award against Vernon and Keith Gleasman for MMI's expense reimbursement in the amount of $360,000. The Court stayed enforcement of the award until the court resolved the question of whether MMI committed fraud upon the court in bringing its lawsuit. As a condition for the stay, Vernon and Keith Gleasman deposited $423,000 (including $63,000 interest) with the Court.

               As stated above, the company is not, and never has been, a party to this litigation. Based upon the amended complaint filed by MMI and the order of the Court confirming the award against Vernon and Keith Gleasman, the company's position has been confirmed that it is not obligated in any way to reimburse MMI for their expenses nor liable to MMI for any continuing royalty obligation or any other sums.

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

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

	10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

	10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000.

	10.7	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000.

	10.8	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000.

	10.9	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000.

	10.10	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999;

	10.11	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999;

	10.12	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000.

	10.13	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001;

	10.14	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001.

(11)	Statement re computation of per share earnings (loss)

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

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.
DATE:	August 14, 2001	By:	/S/ KEITH E. GLEASMAN Keith E. Gleasman President

DATE:	August 14, 2001	By:	/S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial and Accounting Officer

EXHIBIT INDEX
Exhibit	Page

(1)	Investment Agreement

	1.1	Investment Agreement between Swartz Private Equity, LLC and Torvec, Inc. dated September 5, 2000, including all exhibits, incorporated by reference to Form 8-K filed October 2, 2000; N/A

(2)	Plan of Acquisition, reorganization, arrangement, liquidation, or succession.

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
October 5, 2000;                                                                    N/A

		10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999; N/A

		10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000; N/A

	10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000. N/A

	10.7	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000. N/A

	10.8	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000. N/A

	10.9	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000. N/A

	10.10	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999; N/A

	10.11	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999; N/A

	10.12	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000; N/A

	10.13	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001; 32

	10.14	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001. 57

(11)	Statement re computation of per share earnings (loss)

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

None. 29

EMPLOYMENT AGREEMENT

Michael Martindale

          THIS EMPLOYMENT AGREEMENT (this "Agreement"), made this first day of August, 2001, is entered into by and between TORVEC, Inc., a New York State corporation with its principal place of business at 11 Pondview Drive, Pittsford, NY 14534 (the "Company"), and Michael Martindale, residing at 28 Jack Pine Drive, Sudbury, MA 01776 ("Employee").

          WHEREAS, the Company desires to employ Employee, and Employee desires to be employed by the Company.

          NOW THEREFORE, in consideration of the mutual covenants and promises contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties agree as follows:
1.	Term of Employment.

The Company hereby agrees to employ Employee, and Employee hereby accepts employment with the Company, upon the terms set forth in this Agreement, for the period commencing on August 1, 2001 (the "Commencement Date") and ending on July 31, 2004 (such period, as it may be extended, the "Employment Period"), unless sooner terminated in accordance with the provisions of Section 4.

2.	Title; Duties and Conflicts.

Employee shall serve as an officer of the company as Chief Executive Officer or in such other position as the Company or its Board of Directors (the "Board") may determine from time to time. He shall also serve as a Board Member. Employee shall be based at the Company's headquarters in Pittsford NY although not required to reside in the area. Employee shall be subject to the supervision of, and shall have such authority as is delegated to Employee by, the Board or such officer of the Company as may be designated by the Board.

          Employee hereby accepts such employment and agrees to undertake the duties and responsibilities inherent in such position and such other duties and responsibilities as the Board or its designee shall from time to time reasonably assign to Employee. Employee acknowledges that he will be required to conduct reasonable travel in the course of the performance of his duties on behalf of the Company. Employee agrees to abide by the rules, regulations, instructions, personnel practices and policies of the Company and any changes therein which may be adopted from time to time by the Company.

          During the Employment Period, Employee shall devote his full time and best efforts to the business of the Company and the performance of his duties hereunder and shall not, directly or indirectly, engage in any other business, profession or occupation for compensation or otherwise which would conflict with the rendering of such duties without the prior written consent of the Board.
3.	Compensation and Benefits.

	3.1	Salary.

The Company shall pay Employee, in periodic installments in accordance with the Company's customary payroll practices, an annual base equivalent salary of $240,000 (the "Base Salary") for the remainder of 2001 commencing on the Commencement Date. For 2002 the Base Salary will be $260,000; for 2003 the Base Salary will be $280,000; and for 2004, the Base Salary will be an annual base equivalent salary of $300,000. In addition to the Base Salary, annual bonuses of $60,000 for 2001, $120,000 for 2002 and $180,000 for 2003 will be paid quarterly, provided that the Company has achieved agreed upon business objectives for each respective quarter established and approved by the Board of Directors of the Company.

	3.2	Fringe Benefits.

Employee shall be entitled to participate in all bonus and benefit programs that the Company establishes and makes available to its employees, if any, to the extent that Employee's position, tenure, salary, age, health and other qualifications make him eligible to participate. Employee shall be entitled to annual vacation of twenty (20) days, and is eligible for all Company paid holidays.

3.3	Reimbursement of Expenses.

The Company shall reimburse Employee for all reasonable travel, entertainment and other expenses incurred or paid by Employee in connection with, or related to, the performance of his or her duties, responsibilities or services under this Agreement, upon presentation by Employee of documentation, expense statements, vouchers and/or such other supporting information as the Company may request; provided, however, that the amount available for such travel, entertainment and other expenses may be fixed in advance by the Board.

3.4	Withholding.

All salary, bonus and other compensation payable to Employee shall be subject to applicable withholding taxes.

3.5	Manner of Payment.

All compensation owed, accrued and/or to be paid under this Agreement as herein set forth shall, in the discretion of the Board of Directors, be paid either in shares of TORVEC's capital stock, in cash or in a combination of both stock and cash at such time(s) as may be determined by the Board.

3.6	Stock Options.

There is hereby granted to the Employee an incentive stock option to purchase up to 180,000 shares of the Company's $.01 par value Common Stock at an exercise price of $5.00 per share. The option granted hereby shall be subject to the terms and conditions set forth in the Stock Option Agreement attached hereto and made a part hereof. The term of the option shall be for a period of 10 years, shall vest immediately, shall provide for immediate and full vesting in the event the Company is acquired and shall provide that the right to exercise the option in accordance with its terms shall survive the Employee's termination of employment.

4.	Termination of Employment Period.

	4.1	Expiration.

Employee's employment hereunder shall terminate upon expiration of the Employment Period in accordance with Section 1.

	4.2	For Cause by the Company.

Notwithstanding any other provision of this Agreement, Employee's employment hereunder may be terminated by the Company at any time for Cause, subject to a majority vote of the Board.. For purposes of this Agreement, "Cause" shall be limited to (i) Employee's commission of any act involving fraud, embezzlement, theft, misrepresentation, dishonesty or moral turpitude, (ii) Employee's indictment for commission of a material crime on the basis of alleged facts of such a serious nature that the Company has reasonable cause to believe that Employee cannot effectively discharge his duties and responsibilities, or Employee's indictment for the commission of a material business related crime, (iii) any gross misconduct by Employee, (iv) neglect by Employee of his duties resulting in substantial loss to the Company or substantial damage to the Company's business or reputation, (v) any material breach by Employee of any non-competition or non-disclosure agreement between Employee and the Company, or (vi) other than as provided in Sub-sections (i)-(v) above, any material breach by Employee of this Agreement, if the effects and circumstances of such material breach are not fully cured and corrected within five (5) days after notice to Employee of such breach (such notice and cure period are not necessary in the event that such breach is not reasonably capable of being cured, within the Company's sole discretion).

4.3	Disability.

Employee's employment hereunder may be terminated by the Company at any time in the event of the Disability of Employee. For purposes of this Agreement, "Disability" shall mean the inability of Employee to perform substantially the duties of his position hereunder due to physical or mental disablement which continues for a period of three (3) consecutive months or for an aggregate of three (3) months during any twelve (12) month period during the Employment Period, as determined by an independent qualified physician mutually acceptable to the Company and Employee (or his personal representative) or, if the Company and Employee (or such representative) are unable to agree on an independent qualified physician, as determined by a panel of three physicians, one designated by the Company, one designated by Employee (or his personal representative) and one designated by the two physicians so designated. The company shall provide as a benefit appropriate disability insurance. All programs involving vesting will become fully vested in the event of such termination.

4.4	Death.

Employee's employment hereunder shall automatically terminate in the event of Employee's death.

4.5	Without Cause by the Company or by Employee.

Employee's employment hereunder may be terminated at the election of the Board if terminating the Employee without cause or may be terminated by Employee, upon not less than ninety (90) days' prior written notice of termination.

5.	Effect of Termination.

	5.1	At-Will Employment.

If the Employment Period expires pursuant to Section 1 hereof, then, unless the Company notifies Employee to the contrary, Employee shall continue his or her employment on an at-will basis following the expiration of the Employment Period. Such at-will employment relationship shall be governed by the terms of this Agreement, except that the employment relationship may be terminated by either party at any time.

	5.2	Payments Upon Termination.

In the event Employee's employment is terminated pursuant to Section 4, the Company shall pay to Employee an amount equal to the portion of the Base Salary earned or accrued under Section 3 through the last day of his actual employment by the Company. Employee shall also be entitled to receive the lesser of 12 months or the Base Salary for the balance of the Employment Period as severance pay if he is terminated without cause by the Company and all vesting programs shall become fully vested.

6.	Change of control.

If the Employee is terminated or his position substantially changes as a result of change of control within six months of such change of control, Employee has the option to terminate this contract and shall be paid under the provisions of section 5.2.

7.	Other Agreements.

Employee represents that his or her performance of all the terms of this Agreement and the performance of his or her duties as an Employee of the Company do not and will not breach any agreement with any prior employer or other party to which Employee is a party (including without limitation any nondisclosure or non-competition agreement). Any agreement to which Employee is a party with any prior employer or relating to nondisclosure, non-competition or no-solicitation of employees or customers is listed on Schedule A attached hereto.

8.	Confidentiality and Transfer of Inventions.

A.

Except as may be required by his employment hereunder, Employee will not at any time or in any manner, directly or indirectly, divulge, disclose or communicate to any person, firm, corporation, organization or entity any Trade Secrets of Employer. Trade Secrets include information concerning matters affecting or relating to the products, pricing, marketing and sales strategies, servicing of products, processes, formulas, inventions, discoveries, devices, finances or business of Employer or of its customers. Employee will at all times hold inviolate and keep secret all knowledge or information and Trade Secrets acquired by him concerning the names of the Employer's customers, their addresses, the prices Employer obtains or has obtained from them for its goods or services, all knowledge or information acquired by him concerning the products, formulas, processes, marketing and sales methodology and training and all other trade secrets of Employer's customers. In addition, Employee shall make no disclosure, directly or indirectly, of any financial information, contractual relationships, policies, past or contemplated future actions of policies of Employer, personnel matters, marketing or sales strategies or data, pricing information, technical data or specifications and written or oral communications of any sort of Employer or any of its customers which have not previously been disclosed to the general public with Employer's consent or without first obtaining the consent of Employer for such disclosure. Upon any termination of this Agreement or Employee's employment, Employee or his representatives shall immediately deliver to Employer all notes, notebooks, letters, papers, drawings, memos, communications, blueprints or other writings or data relating to the business of Employer or its customers.

B.

Employee shall promptly disclose to Employer all ideas, discoveries, designs, improvements, innovations and inventions (collectively referred to herein as "inventions"), whether patentable or not, either relating to the existing business, products, plans, processes, or procedures of Employer, or any parent or subsidiary of Employer, or suggested by or resulting from Employee's work at Employer, or resulting wholly or in part from the use of Employer's time, material, facilities or ideas, which Employee makes or conceives, in whole or in part, whether or not during working hours, alone or with others, at any time during the term of his employment pursuant to this Agreement or during the first six-month period immediately following termination of his employment for any reason, and Employee agrees that all such inventions shall be the exclusive property of Employer.

C.

Employee hereby assigns to Employer all his rights and interests in and to all such inventions and all patents which may be obtained on them, in this or any foreign country. At Employer's expense, but without charge to it, Employee agrees to execute, acknowledge and deliver to Employer any specific assignments to any such inventions or other relevant documents and take any such further action as may be considered necessary by Employer at any time to obtain or defend letters patent in any and all countries or to obtain documents relating to registration, ownership or transfer of copyrights, or to vest title in such inventions in Employer or its assigns or to obtain for Employer any other legal protection for such inventions.

D.

Because Employee shall acquire by reason of his employment and association with Employer an extensive knowledge of Employer's Trade Secrets, customers, procedures, and other confidential information, the parties hereto recognize that in the event of a breach or threat of breach by Employee of the terms and provisions contained in this Paragraph 8, compensation alone to Employer would not be an adequate remedy for a breach of those terms and provisions. Therefore, it is agreed that in the event of a breach or threat of a breach of the provisions of this Paragraph 8 by Employee, Employer shall be entitled to an immediate injunction from any court of competent jurisdiction restraining Employee from committing or continuing to commit a breach of such provisions without the showing or proving of actual damages. Any preliminary injunction or restraining order shall continue in full force and effect until any and all disputes between the parties regarding this Agreement have been finally resolved on the merits by settlement or by a court of law. Employee hereby waives any right he may have to require Employer to post a bond or other security with respect to obtaining or continuing any such injunction or temporary restraining order and, further, hereby releases Employer, its officers, directors, employees and agents from and waives any claim for damages against them which he might have with respect to Employer's obtaining in good faith any injunction or restraining order pursuant to this Agreement. Employee agrees that any action for injunction brought pursuant to this Paragraph 8 may be brought in the New York State Supreme Court in the County of Monroe and hereby submits to the jurisdiction of that court and waives any objection as to venue.

E.	The provisions of this Paragraph 8 shall survive the termination of this Agreement and bind the Employee for a period of 2 years after his termination of employment.

9.	Non-compete.

Employee acknowledges that his promised services hereunder are of special, unique, unusual and extraordinary character which gives them peculiar value, the loss of which cannot adequately be compensated in damages in an action at law, and Employee further acknowledges that in his capacity hereunder he will be making use of, acquiring and adding to confidential information of special and unique value relating to the affairs of the Company, its subsidiaries and affiliates, including but not limited to its financial affairs, new products, marketing plans, and costs of providing its products. In addition to and not in limitation of any other restrictive covenants which may be binding upon Employee, Employee agrees that he will not (except for the benefit of or with the written consent of the Company, its successors or assigns) during the term of this Agreement and for a period of 2 years thereafter, in any area in which duties have at any time been assigned to him by Employer, hereunder engage (as an individual or as a stockholder, partner, member, agent, employee or representative of any person, firm, corporation, limited liability company or partnership, or association), or have any interest, direct or indirect, in any entity developing or producing products or related business in competition with the business of the Company; provided that this paragraph shall not prevent the Employee from acquiring and holding shares of stock of the Company and not to exceed 2% percent of the outstanding shares of stock of any other corporation which engages in a related business if such shares are available to the general public on a national securities exchange or NASDAQ.

10.	Miscellaneous.

	10.1	Notices.

All notices, requests, demands, claims, and other communications hereunder shall be in writing. Any notice, request, demand, claim or other communication hereunder shall be deemed duly delivered four (4) business days after it is sent by registered or certified mail, return receipt requested, postage prepaid, or one (1) business day after it is sent for next business day delivery via a reputable nationwide overnight courier service, in each case to the intended recipient as set forth below:

if to the Company, to:

TORVEC, Inc. 11 Pondview Drive Pittsford, NY 14534 Attention: Keith Gleasman Telephone: 716/248-8549 Facsimile: 716/383-0175

with a copy to:

Chamberlain D'Amanda Oppenheimer and Greenfield 1600 Crossroads Buildings, Two State Street Rochester, NY 14614-1397 Attention: Richard Sullivan Telephone: 716/232-3730 Facsimile: 716/232-3882

if to Employee, to:

Michael Martindale 28 Jack Pine Drive Sudbury, MA 01776 Telephone: 978-443-0636 Facsimile: 978-443-7379

with a copy to:

Mintz, Levin 1 Financial Center Boston, MA 02111 Attention: Gail Eagan Telephone: 617-348-1728 Facsimile:

Any party may give any notice, request, demand, claim or other communication hereunder using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail or electronic mail), but no such notice, request, demand, claim or other communication shall be deemed to have been duly given unless and until it actually is received by the party for whom it is intended. Any party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other parties notice in the manner herein set forth.

10.2	Pronouns.

Whenever the context may require, any pronouns used in this Agreement shall include the corresponding masculine, feminine or neuter forms, and the singular forms of nouns and pronouns shall include the plural, and vice versa.

10.3	Entire Agreement.

This Agreement constitutes the entire agreement between the parties and supersedes all prior agreements and understandings, whether written or oral, relating to the subject matter of this Agreement. The parties acknowledge that there have been no oral or other agreements of any kind whatsoever as a condition precedent or inducement to the signing of this Agreement.

10.4	Amendment.

This Agreement may not be amended, nor shall any waiver, change, modification, consent or discharge be effected, except by an instrument in writing executed by or on behalf of the party against whom enforcement of any waiver, change, modification, consent or discharge is sought.

10.5	Arbitration.

Any dispute between Employer and the Employee in any way arising out of this Agreement, other than an action for an injunction brought pursuant to Paragraph 8 of this Agreement, including the termination of Employee's employment and/or this Agreement, shall be submitted to arbitration by an arbitrator selected by the American Arbitration Association. The arbitrator's decision with respect to any such dispute shall be final and binding. Any such disputes must be submitted to arbitration within six (6) months of termination, cancellation, or expiration of this Agreement. Any party who, in violation of this paragraph, initiates a lawsuit against the other party, shall pay the other party's reasonable attorney's fees and costs incurred in such lawsuit. Except as otherwise provided herein, such arbitration shall take place in accordance with the Rules of Commercial Arbitration of the American Arbitration Association, and shall be held in Monroe County, New York.

10.6	Governing Law.

This Agreement shall be governed by and construed in accordance with the laws of the New York State including the choice of law provisions of New York State. Any action for an injunction under or relating to Paragraph 8 of this Agreement shall be commenced only in a court of the New York State (or, if appropriate, a federal court located within New York State).

10.7	Successors and Assigns.

This Agreement shall be binding upon and inure to the benefit of both parties and their respective successors and assigns, including any corporation with which or into which the Company may be merged or which may succeed to its assets or business; provided, however, that the obligations of Employee are personal and shall not be assigned by him.

10.8	Practices Inconsistent with this Agreement.

No provision of this Agreement shall be modified or construed by any practice or policy that is inconsistent with such provision, and failure by either the Employee or the Employer to comply with any provision, shall not affect the rights of either to thereafter comply or require the other to comply.

10.9	Waivers.

No delay or omission by the Company in exercising any right under this Agreement shall operate as a waiver of that or any other right. A waiver or consent given by the Company on any one occasion shall be effective only in that instance and shall not be construed as a bar or waiver of any right on any other occasion.

10.10	Captions.

The captions of the sections of this Agreement are for convenience of reference only and in no way define, limit or affect the scope or substance of any section of this Agreement.

10.11	Section Headings.

The headings contained in this Agreement are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

10.12	Counterparts.

This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, and in pleading or proving any provision of this Agreement, it shall not be necessary to produce more than one of such counterparts.

10.13	Severability.

In case any provision of this Agreement shall be invalid, illegal or otherwise unenforceable, the validity, legality and enforceability of the remaining provisions shall in no way be affected or impaired thereby.

          EMPLOYEE ACKNOWLEDGES THAT HE HAS CAREFULLY READ THIS AGREEMENT AND UNDERSTANDS AND AGREES TO ALL OF THE PROVISIONS IN THIS AGREEMENT.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year set forth above.

TORVEC, INC.

By :/S/ KEITH E. GLEASMAN
KEITH E. GLEASMAN
Title: President

EMPLOYEE

/S/ MICHAEL MARTINDALE Michael Martindale

SCHEDULE A

Agreements with Prior Employers

INCENTIVE STOCK OPTION AGREEMENT

          THIS INCENTIVE STOCK OPTION AGREEMENT MADE as of this 1st day of August, 2001 between TORVEC, INC., a New York business corporation (herein referred to as the "Company"), and Michael Martindale (herein referred to as the "Optionee");

WITNESSETH:

          1.          The Company hereby grants to the Optionee an Option (hereinafter referred to as "Option") to purchase an aggregate of 180,000 shares of the $.01 par value Common Stock of the Company (herein referred to as the "Shares") at a price of $5.00 per Share to be paid by the Optionee with cash, a certified check or a bank cashier's check made payable to the order of the Company. Alternatively, provided the Board of Directors shall approve the specific transfer, the Optionee may pay for the Shares, either in whole or in part, by the delivery of Common Stock of the Company already owned by him which will be accepted as payment for the Shares, based upon such Common Stock's fair market value on the date of exercise. In addition, provided the Board of Directors shall approve the specific transfer, payment for the Shares, either in whole or in part, may be made by delivery of Common Stock acquired by the Optionee under any of the Company's stock option plans, provided, however, that if this Option is exercised in part, Shares acquired by such partial exercise may not be used as payment for additional Shares to be acquired under this Agreement. In order for the Optionee to so use shares of Common Stock previously acquired under any of the Company's stock option plans as payment for the Shares either in whole or in part, the transfer of such previously acquired Common Stock as payment for all or a portion of the exercise price under this Agreement must occur more than two years from the date of the grant and one year from the date of exercise of the prior option pursuant to which the Optionee acquired such Common Stock.

          2.          The term during which the Option shall be exercisable shall commence on August 1, 2001 and expire on the close of business July 31, 2011, subject to earlier termination as provided in the Torvec, Inc. 1998 Stock Option Plan (herein referred to as the "Plan"). This Option shall vest immediately and shall be exercisable in full upon the execution hereof.

                    However, this Option may be exercised only if the Optionee is and has been continuously an employee of the Company or its subsidiaries for a period beginning on the date of grant and ending on the day three months before the date of exercise. If the Optionee terminates employment due to permanent and total disability, the three month period referred to in the preceding sentence shall be one year.

          3.          The Option is not transferable by the Optionee other than by Will or the laws of descent and distribution and is exercisable, during his lifetime, only by the Optionee. In the event that the right to exercise the Option passes to the Optionee's estate, or to a person to whom such right devolves by reason of the Optionee's death, then the Option shall be non transferable in the hands of the Optionee's Executor or Administrator or of such person, except that the Option may be distributed by the Optionee's Executor or Administrator to the distributees of the Optionee's estate as a part thereof.

          4.          In order for the Option to be exercised, in whole or in part, the notice by the Optionee to the Company in the form attached hereto must be accompanied by payment in full of the option price for the Shares being purchased.

          5.          The Optionee understands that a Registration Statement covering the Shares to be issued pursuant to the Option granted hereunder was filed with the Securities and Exchange Commission on December 17, 1998. The Registration Statement became effective on December 17, 1998. The Optionee understands that, by virtue of the effectiveness of such Registration Statement, and provided he is not and has not been an "affiliate" of the Company for a period of at least three (3) months before sale, he may sell the Shares received upon the exercise of the Option granted hereunder in "open market" transactions. The Optionee also understands that if he is an "affiliate" of the Company or has been an "affiliate" during the three (3) month period prior to sale, he may not sell freely in the open market and therefore the Optionee agrees that he will consult the Company's counsel as to the securities law restrictions on his ability to sell the Shares acquired upon exercise prior to any such sale.

          6.          The Optionee hereby acknowledges receipt of the Prospectus dated December 17, 1998 prepared by the Company in connection with the grant of the Option contained herein, together with its exhibits, and the Optionee further acknowledges receipt of all reports, including the annual (Form 10-KSB), quarterly (Form 10-QSB) and current (Form 8-K) reports filed with the Securities and Exchange Commission for the most recently completed fiscal year of the Company and for all interim periods immediately preceding the date of the exercise of this Option. The Optionee further acknowledges receipt of the proxy and all other shareholder communications, including the annual report to security holders, for the most recent annual meeting of shareholders and for any special shareholders' meetings which may have occurred since the most recent annual meeting until the date of the exercise of this Option.

           7.         The Optionee understands and agrees that the Shares to be acquired upon the exercise of the Option may not be sold, transferred, exchanged, hypothecated, encumbered, pledged or otherwise disposed of for value for a period of six (6) months from the date of the grant of this Option.

          8.          The Optionee understands that the Company has established certain policies and procedures governing trading in the Company's securities, including the Shares to be acquired upon the exercise of this Option, while in possession of material, inside information regarding the Company and/or any of its subsidiaries. The Optionee agrees that upon exercise of this Option, either in whole or in part, he will comply with all of the terms and conditions of such policy, including the procedures and guidelines established for its implementation. In particular, the Optionee agrees that where required under such guidelines and procedures, he will obtain permission of the Company's Clearinghouse Committee composed of senior management prior to effectuating any sale or other transfer for value of the Shares to be acquired by virtue of the exercise of this Option.

          9.          All the terms and provisions of the Plan, duly adopted at a meeting of the Company's Board of Directors on December 1, 1997 and approved by a majority vote of the Company's shareholders either in person or by proxy at a duly called meeting of such shareholders held on May 26, 1998 and as amended to date, are hereby expressly incorporated into this Agreement and made a part hereof as if printed herein and the Optionee, by the Optionee's signature hereon, acknowledges receipt of a certified copy of said Plan. If there shall be any conflict between this agreement and the Plan, the provisions of the Plan shall control.

          10.          In accordance with certain terms and conditions of the Plan, the aggregate number and kind of Shares that may be purchased pursuant to the grant of the Option under this Agreement shall be proportionately adjusted by the Board of Directors for any increase, decrease or change in the total number of the outstanding shares of the Company resulting from a stock dividend, stock-split or other corporate reorganization which would result in or have the effect of the Optionee being treated differently (but for the adjustment) than he would be treated had he been the beneficial owner of the Shares subject to the Option on the record date for such dividend, split or reorganization, as the case may be.

          11.          The Optionee understands that the Option granted hereunder constitutes an "incentive stock option"
within the meaning of Section 422 of the Internal Revenue Code. Consequently, under current provisions of federal tax law, if the Optionee does not dispose of the Shares for a two (2) year period from the date of grant and for a one (1) year period from date of exercise, no income or gain shall be recognized for regular income tax purposes to the Optionee upon either the grant of the Option or upon his exercise of all or a portion of the Option granted hereunder. Upon the actual disposition of the Shares acquired pursuant to exercise of the Option, long or short term capital gain or loss will be recognized by the Optionee, depending upon the holding period (twelve months for long term capital gain or loss) and the extent to which the selling price exceeds or is less than the Optionee's basis in the stock. The amount of gain will be taxed at normal, ordinary tax rates, with a maximum rate of 20% if the Shares are held for a period of at least twelve months.

                    The Optionee also understands that for purposes of the federal alternative minimum income tax calculation, the difference between the exercise price and the fair market value of the Shares on the date of exercise shall be includible as an item of gross income for the taxable year of exercise except to the extent that such Shares are not transferable and are subject to a substantial risk of forfeiture.

                    The Optionee also understands that the provisions of federal tax law described herein are subject to change and, consequently, the Optionee agrees to consult with his or her own tax advisor with respect to the tax treatment to be accorded the grant of the Option herein, the exercise of such Option, and the disposition of the Shares.

          12.          Provided that the Optionee is an employee of the Company and/or any of its subsidiaries on the date this Option is exercised, either in whole or in part, the Company shall grant the Optionee a Reload Option on such exercise date. The number of shares subject to the Reload Option shall be equal to the number of shares of the Company's Common Stock (owned by the Optionee for at least 12 months prior to such exercise date) which he shall have used to purchase the Shares underlying this Option. The Reload Option price per share shall be equal to the fair market value of a share of the Company's Common Stock on the date the grant of the Reload Option becomes effective, that is, the date on which this Option is exercised, either in whole or in part. Fair market value per share shall be the closing price for the Company's Common Stock as quoted on the OTC Bulletin Board, any exchange on which the Company's Common Stock is listed or NASDAQ.

                    The term of the Reload Option shall commence on the date this Option is exercised and shall continue for a period of ten (10) years. The same terms conditions, limitations and restrictions that apply to the Option granted herein shall also apply to the Reload Option.

          13.          Consistent with the provisions of the Plan, this Agreement shall be binding upon and inure to the benefit of any successor or assignee of the Company and to any executor, administrator, legal representative, legatee, or distributee entitled by law to the Optionee's right hereunder.

          14.          Except insofar as an interpretation of federal securities law otherwise is required, or is controlling, this Agreement shall be governed by and construed in accordance with the laws of the State of New York.

          IN WITNESS WHEREOF, the Company has caused this Agreement to be executed on its behalf by its duly authorized officer and the Optionee has hereunto set his hand, as of the day and year first above written.

TORVEC, INC.

By: /S/ KEITH E. GLEASMAN KEITH E. GLEASMAN, President

.

/S/ MICHAEL MARTINDALE Michael Martindale , Optionee

NOTICE OF EXERCISE OF STOCK OPTION

AND

RECORD OF STOCK TRANSFER

Torvec, Inc.
11 Pond View Drive
Pittsford, NY 14534

Gentlemen:

          I hereby exercise my Incentive Stock Option granted to me by Torvec, Inc. under an Incentive Stock Option Agreement dated August 1, 2001, subject to all the terms and provisions thereof and of the Torvec, Inc. 1998 Stock Option Plan referred to therein and notify you of my desire to purchase Shares of the $.01 par value Common Stock of the Company which were offered to me pursuant to the Incentive Stock Option Agreement. Enclosed is my payment in the sum of in full payment of such Shares.

          I understand that a Registration Statement covering the Shares to be issued to me pursuant to this exercise of the Option granted to me was filed with the Securities and Exchange Commission on December 17, 1998. The Registration Statement became effective on December 17, 1998. Consequently, I understand that unless I am an "affiliate" of the Company, the Shares I am acquiring are freely tradable and may be sold by me in "open market" transactions. If I am an "affiliate" of the Company, however, or have been one during the three month period prior to sale, I recognize that I may not sell freely on the open market and therefore agree that I will consult the Company's counsel as to the securities law restrictions on my ability to sell the Shares.

          I also understand that under the Plan, and in accordance with the terms of the Incentive Stock Option Agreement, I may not sell, assign, alienate, pledge, encumber or otherwise transfer for value the Shares unless a period of six (6) months has elapsed from the date of the grant of the Option to me.

          I acknowledge that I am aware that the Company has established a policy with respect to trading in its securities while in possession of material inside information regarding the Company and/or its subsidiaries, and that, in accordance with certain guidelines and procedures designed to implement such policy, I may be required to obtain permission from a Clearinghouse Committee, composed of Senior Management, prior to any sale or other transfer for value of the Shares hereby acquired.

          I also acknowledge that I have received and have read the Prospectus dated December 17, 1998 prepared by the Company in connection with the grant of the Option contained herein, together with its exhibits, and all proxy and other shareholder communications, including the annual report to security holders, for the most recently completed fiscal year and all quarterly and current updates thereof. I acknowledge that I have received all documents incorporated by reference in the Prospectus and the Registration Statement filed with the Securities and Exchange Commission that I requested and have read the same. I acknowledge that I have had the opportunity to ask questions of and receive answers from the Company's management concerning the information set forth in such Prospectus, reports and updates and have been satisfied with the answers provided regarding the same.

          Finally, I acknowledge that there are significant federal income tax consequences resulting from my exercise of this Option, that I have consulted with and received advice from qualified tax counsel both as to the nature of such tax consequences and their impact upon my own personal income tax situation as the result of such exercise, and that I fully understand such impact and have planned accordingly.

DATED

          Receipt is hereby acknowledged of the delivery to me by Torvec, Inc. on  ____________  of stock certificates for                   shares of $.01 par value common stock purchased by me pursuant to the terms and conditions of the Torvec, Inc. 1998 Stock Option Plan referred to above.

DATED:

EMPLOYMENT AGREEMENT

Jacob H. Brooks

          THIS EMPLOYMENT AGREEMENT (this "Agreement"), made this first day of August, 2001, is entered into by and between TORVEC, Inc., a New York State corporation with its principal place of business at 11 Pondview Drive, Pittsford, NY 14534 (the "Company"), and Jacob H. Brooks, residing at 229 Alder Lane, Boulder, Colorado 80304 ("Employee").

          WHEREAS, the Company desires to employ Employee, and Employee desires to be employed by the Company.

          NOW THEREFORE, in consideration of the mutual covenants and promises contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties agree as follows:
1.	Term of Employment.

The Company hereby agrees to employ Employee, and Employee hereby accepts employment with the Company, upon the terms set forth in this Agreement, for the period commencing on August 1, 2001 (the "Commencement Date") and ending on July 31, 2004 (such period, as it may be extended, the "Employment Period"), unless sooner terminated in accordance with the provisions of Section 4.

2.	Title; Duties and Conflicts.

Employee shall serve as an officer of the company as Chief Operating Officer or in such other position as the Company or its Board of Directors (the "Board") may determine from time to time. He shall also serve as a Board Member. Employee shall be based at the Company's headquarters in Pittsford NY although not required to reside in the area. Employee shall be subject to the supervision of, and shall have such authority as is delegated to Employee by, the Board or such officer of the Company as may be designated by the Board.

          Employee hereby accepts such employment and agrees to undertake the duties and responsibilities inherent in such position and such other duties and responsibilities as the Board or its designee shall from time to time reasonably assign to Employee. Employee acknowledges that he will be required to conduct reasonable travel in the course of the performance of his duties on behalf of the Company. Employee agrees to abide by the rules, regulations, instructions, personnel practices and policies of the Company and any changes therein which may be adopted from time to time by the Company.

          During the Employment Period, Employee shall devote his full time and best efforts to the business of the Company and the performance of his duties hereunder and shall not, directly or indirectly, engage in any other business, profession or occupation for compensation or otherwise which would conflict with the rendering of such duties without the prior written consent of the Board.
3.	Compensation and Benefits.

	3.1	Salary.

The Company shall pay Employee, in periodic installments in accordance with the Company's customary payroll practices, an annual base equivalent salary of $240,000 (the "Base Salary") for the remainder of 2001 commencing on the Commencement Date. For 2002 the Base Salary will be $260,000; for 2003 the Base Salary will be $280,000; and for 2004, the Base Salary will be an annual base equivalent salary of $300,000. In addition to the Base Salary, annual bonuses of $60,000 for 2001, $120,000 for 2002 and $180,000 for 2003 will be paid quarterly, provided that the Company has achieved agreed upon business objectives for each respective quarter established and approved by the Board of Directors of the Company.

	3.2	Fringe Benefits.

Employee shall be entitled to participate in all bonus and benefit programs that the Company establishes and makes available to its employees, if any, to the extent that Employee's position, tenure, salary, age, health and other qualifications make him eligible to participate. Employee shall be entitled to annual vacation of twenty (20) days, and is eligible for all Company paid holidays.

3.3	Reimbursement of Expenses.

The Company shall reimburse Employee for all reasonable travel, entertainment and other expenses incurred or paid by Employee in connection with, or related to, the performance of his or her duties, responsibilities or services under this Agreement, upon presentation by Employee of documentation, expense statements, vouchers and/or such other supporting information as the Company may request; provided, however, that the amount available for such travel, entertainment and other expenses may be fixed in advance by the Board.

3.4	Withholding.

All salary, bonus and other compensation payable to Employee shall be subject to applicable withholding taxes.

3.5	Manner of Payment.

All compensation owed, accrued and/or to be paid under this Agreement as herein set forth shall, in the discretion of the Board of Directors, be paid either in shares of TORVEC's capital stock, in cash or in a combination of both stock and cash at such time(s) as may be determined by the Board.

3.6	Stock Options.

There is hereby granted to the Employee an incentive stock option to purchase up to 180,000 shares of the Company's $.01 par value Common Stock at an exercise price of $5.00 per share. The option granted hereby shall be subject to the terms and conditions set forth in the Stock Option Agreement attached hereto and made a part hereof. The term of the option shall be for a period of 10 years, shall vest immediately, shall provide for immediate and full vesting in the event the Company is acquired and shall provide that the right to exercise the option in accordance with its terms shall survive the Employee's termination of employment.

4.	Termination of Employment Period.

	4.1	Expiration.

Employee's employment hereunder shall terminate upon expiration of the Employment Period in accordance with Section 1.

	4.2	For Cause by the Company.

Notwithstanding any other provision of this Agreement, Employee's employment hereunder may be terminated by the Company at any time for Cause, subject to a majority vote of the Board.. For purposes of this Agreement, "Cause" shall be limited to (i) Employee's commission of any act involving fraud, embezzlement, theft, misrepresentation, dishonesty or moral turpitude, (ii) Employee's indictment for commission of a material crime on the basis of alleged facts of such a serious nature that the Company has reasonable cause to believe that Employee cannot effectively discharge his duties and responsibilities, or Employee's indictment for the commission of a material business related crime, (iii) any gross misconduct by Employee, (iv) neglect by Employee of his duties resulting in substantial loss to the Company or substantial damage to the Company's business or reputation, (v) any material breach by Employee of any non-competition or non-disclosure agreement between Employee and the Company, or (vi) other than as provided in Sub-sections (i)-(v) above, any material breach by Employee of this Agreement, if the effects and circumstances of such material breach are not fully cured and corrected within five (5) days after notice to Employee of such breach (such notice and cure period are not necessary in the event that such breach is not reasonably capable of being cured, within the Company's sole discretion).

4.3	Disability.

Employee's employment hereunder may be terminated by the Company at any time in the event of the Disability of Employee. For purposes of this Agreement, "Disability" shall mean the inability of Employee to perform substantially the duties of his position hereunder due to physical or mental disablement which continues for a period of three (3) consecutive months or for an aggregate of three (3) months during any twelve (12) month period during the Employment Period, as determined by an independent qualified physician mutually acceptable to the Company and Employee (or his personal representative) or, if the Company and Employee (or such representative) are unable to agree on an independent qualified physician, as determined by a panel of three physicians, one designated by the Company, one designated by Employee (or his personal representative) and one designated by the two physicians so designated. The company shall provide as a benefit appropriate disability insurance. All programs involving vesting will become fully vested in the event of such termination.

4.4	Death.

Employee's employment hereunder shall automatically terminate in the event of Employee's death.

4.5	Without Cause by the Company or by Employee.

Employee's employment hereunder may be terminated at the election of the Board if terminating the Employee without cause or may be terminated by Employee, upon not less than ninety (90) days' prior written notice of termination.

5.	Effect of Termination.

	5.1	At-Will Employment.

If the Employment Period expires pursuant to Section 1 hereof, then, unless the Company notifies Employee to the contrary, Employee shall continue his or her employment on an at-will basis following the expiration of the Employment Period. Such at-will employment relationship shall be governed by the terms of this Agreement, except that the employment relationship may be terminated by either party at any time.

	5.2	Payments Upon Termination.

In the event Employee's employment is terminated pursuant to Section 4, the Company shall pay to Employee an amount equal to the portion of the Base Salary earned or accrued under Section 3 through the last day of his actual employment by the Company. Employee shall also be entitled to receive the lesser of 12 months or the Base Salary for the balance of the Employment Period as severance pay if he is terminated without cause by the Company and all vesting programs shall become fully vested.

6.	Change of control.

If the Employee is terminated or his position substantially changes as a result of change of control within six months of such change of control, Employee has the option to terminate this contract and shall be paid under the provisions of section 5.2.

7.	Other Agreements.

Employee represents that his or her performance of all the terms of this Agreement and the performance of his or her duties as an Employee of the Company do not and will not breach any agreement with any prior employer or other party to which Employee is a party (including without limitation any nondisclosure or non-competition agreement). Any agreement to which Employee is a party with any prior employer or relating to nondisclosure, non-competition or no-solicitation of employees or customers is listed on Schedule A attached hereto.

8.	Confidentiality and Transfer of Inventions.

A.

Except as may be required by his employment hereunder, Employee will not at any time or in any manner, directly or indirectly, divulge, disclose or communicate to any person, firm, corporation, organization or entity any Trade Secrets of Employer. Trade Secrets include information concerning matters affecting or relating to the products, pricing, marketing and sales strategies, servicing of products, processes, formulas, inventions, discoveries, devices, finances or business of Employer or of its customers. Employee will at all times hold inviolate and keep secret all knowledge or information and Trade Secrets acquired by him concerning the names of the Employer's customers, their addresses, the prices Employer obtains or has obtained from them for its goods or services, all knowledge or information acquired by him concerning the products, formulas, processes, marketing and sales methodology and training and all other trade secrets of Employer's customers. In addition, Employee shall make no disclosure, directly or indirectly, of any financial information, contractual relationships, policies, past or contemplated future actions of policies of Employer, personnel matters, marketing or sales strategies or data, pricing information, technical data or specifications and written or oral communications of any sort of Employer or any of its customers which have not previously been disclosed to the general public with Employer's consent or without first obtaining the consent of Employer for such disclosure. Upon any termination of this Agreement or Employee's employment, Employee or his representatives shall immediately deliver to Employer all notes, notebooks, letters, papers, drawings, memos, communications, blueprints or other writings or data relating to the business of Employer or its customers.

B.

Employee shall promptly disclose to Employer all ideas, discoveries, designs, improvements, innovations and inventions (collectively referred to herein as "inventions"), whether patentable or not, either relating to the existing business, products, plans, processes, or procedures of Employer, or any parent or subsidiary of Employer, or suggested by or resulting from Employee's work at Employer, or resulting wholly or in part from the use of Employer's time, material, facilities or ideas, which Employee makes or conceives, in whole or in part, whether or not during working hours, alone or with others, at any time during the term of his employment pursuant to this Agreement or during the first six-month period immediately following termination of his employment for any reason, and Employee agrees that all such inventions shall be the exclusive property of Employer.

C.

Employee hereby assigns to Employer all his rights and interests in and to all such inventions and all patents which may be obtained on them, in this or any foreign country. At Employer's expense, but without charge to it, Employee agrees to execute, acknowledge and deliver to Employer any specific assignments to any such inventions or other relevant documents and take any such further action as may be considered necessary by Employer at any time to obtain or defend letters patent in any and all countries or to obtain documents relating to registration, ownership or transfer of copyrights, or to vest title in such inventions in Employer or its assigns or to obtain for Employer any other legal protection for such inventions.

D.

Because Employee shall acquire by reason of his employment and association with Employer an extensive knowledge of Employer's Trade Secrets, customers, procedures, and other confidential information, the parties hereto recognize that in the event of a breach or threat of breach by Employee of the terms and provisions contained in this Paragraph 8, compensation alone to Employer would not be an adequate remedy for a breach of those terms and provisions. Therefore, it is agreed that in the event of a breach or threat of a breach of the provisions of this Paragraph 8 by Employee, Employer shall be entitled to an immediate injunction from any court of competent jurisdiction restraining Employee from committing or continuing to commit a breach of such provisions without the showing or proving of actual damages. Any preliminary injunction or restraining order shall continue in full force and effect until any and all disputes between the parties regarding this Agreement have been finally resolved on the merits by settlement or by a court of law. Employee hereby waives any right he may have to require Employer to post a bond or other security with respect to obtaining or continuing any such injunction or temporary restraining order and, further, hereby releases Employer, its officers, directors, employees and agents from and waives any claim for damages against them which he might have with respect to Employer's obtaining in good faith any injunction or restraining order pursuant to this Agreement. Employee agrees that any action for injunction brought pursuant to this Paragraph 8 may be brought in the New York State Supreme Court in the County of Monroe and hereby submits to the jurisdiction of that court and waives any objection as to venue.

E.	The provisions of this Paragraph 8 shall survive the termination of this Agreement and bind the Employee for a period of 2 years after his termination of employment.

9.	Non-compete.

Employee acknowledges that his promised services hereunder are of special, unique, unusual and extraordinary character which gives them peculiar value, the loss of which cannot adequately be compensated in damages in an action at law, and Employee further acknowledges that in his capacity hereunder he will be making use of, acquiring and adding to confidential information of special and unique value relating to the affairs of the Company, its subsidiaries and affiliates, including but not limited to its financial affairs, new products, marketing plans, and costs of providing its products. In addition to and not in limitation of any other restrictive covenants which may be binding upon Employee, Employee agrees that he will not (except for the benefit of or with the written consent of the Company, its successors or assigns) during the term of this Agreement and for a period of 2 years thereafter, in any area in which duties have at any time been assigned to him by Employer, hereunder engage (as an individual or as a stockholder, partner, member, agent, employee or representative of any person, firm, corporation, limited liability company or partnership, or association), or have any interest, direct or indirect, in any entity developing or producing products or related business in competition with the business of the Company; provided that this paragraph shall not prevent the Employee from acquiring and holding shares of stock of the Company and not to exceed 2% percent of the outstanding shares of stock of any other corporation which engages in a related business if such shares are available to the general public on a national securities exchange or NASDAQ.

10.	Miscellaneous.

	10.1	Notices.

All notices, requests, demands, claims, and other communications hereunder shall be in writing. Any notice, request, demand, claim or other communication hereunder shall be deemed duly delivered four (4) business days after it is sent by registered or certified mail, return receipt requested, postage prepaid, or one (1) business day after it is sent for next business day delivery via a reputable nationwide overnight courier service, in each case to the intended recipient as set forth below:

if to the Company, to:

TORVEC, Inc. 11 Pond View Drive Pittsford, NY 14534 Attention: Keith Gleasman Telephone: 716/248-8549 Facsimile: 716/383-0175

with a copy to:

Chamberlain D'Amanda Oppenheimer and Greenfield 1600 Crossroads Buildings, Two State Street Rochester, NY 14614-1397 Attention: Richard Sullivan Telephone: 716/232-3730 Facsimile: 716/232-3882

if to Employee, to:

Jacob H. Brooks 229 Alder Lane Boulder, CO 80304 Telephone: (970) 748-9262 Facsimile:

with a copy to:

Mintz, Levin 1 Financial Center Boston, MA 02111 Attention: Gail Eagan Telephone: 617-348-1728 Facsimile:

Any party may give any notice, request, demand, claim or other communication hereunder using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail or electronic mail), but no such notice, request, demand, claim or other communication shall be deemed to have been duly given unless and until it actually is received by the party for whom it is intended. Any party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other parties notice in the manner herein set forth.

10.2	Pronouns.

Whenever the context may require, any pronouns used in this Agreement shall include the corresponding masculine, feminine or neuter forms, and the singular forms of nouns and pronouns shall include the plural, and vice versa.

10.3	Entire Agreement.

This Agreement constitutes the entire agreement between the parties and supersedes all prior agreements and understandings, whether written or oral, relating to the subject matter of this Agreement. The parties acknowledge that there have been no oral or other agreements of any kind whatsoever as a condition precedent or inducement to the signing of this Agreement.

10.4	Amendment.

This Agreement may not be amended, nor shall any waiver, change, modification, consent or discharge be effected, except by an instrument in writing executed by or on behalf of the party against whom enforcement of any waiver, change, modification, consent or discharge is sought.

10.5	Arbitration.

Any dispute between Employer and the Employee in any way arising out of this Agreement, other than an action for an injunction brought pursuant to Paragraph 8 of this Agreement, including the termination of Employee's employment and/or this Agreement, shall be submitted to arbitration by an arbitrator selected by the American Arbitration Association. The arbitrator's decision with respect to any such dispute shall be final and binding. Any such disputes must be submitted to arbitration within six (6) months of termination, cancellation, or expiration of this Agreement. Any party who, in violation of this paragraph, initiates a lawsuit against the other party, shall pay the other party's reasonable attorney's fees and costs incurred in such lawsuit. Except as otherwise provided herein, such arbitration shall take place in accordance with the Rules of Commercial Arbitration of the American Arbitration Association, and shall be held in Monroe County, New York.

10.6	Governing Law.

This Agreement shall be governed by and construed in accordance with the laws of the New York State including the choice of law provisions of New York State. Any action for an injunction under or relating to Paragraph 8 of this Agreement shall be commenced only in a court of the New York State (or, if appropriate, a federal court located within New York State).

10.7	Successors and Assigns.

This Agreement shall be binding upon and inure to the benefit of both parties and their respective successors and assigns, including any corporation with which or into which the Company may be merged or which may succeed to its assets or business; provided, however, that the obligations of Employee are personal and shall not be assigned by him.

10.8	Practices Inconsistent with this Agreement.

No provision of this Agreement shall be modified or construed by any practice or policy that is inconsistent with such provision, and failure by either the Employee or the Employer to comply with any provision, shall not affect the rights of either to thereafter comply or require the other to comply.

10.9	Waivers.

No delay or omission by the Company in exercising any right under this Agreement shall operate as a waiver of that or any other right. A waiver or consent given by the Company on any one occasion shall be effective only in that instance and shall not be construed as a bar or waiver of any right on any other occasion.

10.10	Captions.

The captions of the sections of this Agreement are for convenience of reference only and in no way define, limit or affect the scope or substance of any section of this Agreement.

10.11	Section Headings.

The headings contained in this Agreement are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

10.12	Counterparts.

This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, and in pleading or proving any provision of this Agreement, it shall not be necessary to produce more than one of such counterparts.

10.13	Severability.

In case any provision of this Agreement shall be invalid, illegal or otherwise unenforceable, the validity, legality and enforceability of the remaining provisions shall in no way be affected or impaired thereby.

          EMPLOYEE ACKNOWLEDGES THAT HE HAS CAREFULLY READ THIS AGREEMENT AND UNDERSTANDS AND AGREES TO ALL OF THE PROVISIONS IN THIS AGREEMENT.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year set forth above.

TORVEC, INC.

By: /S/ KEITH E. GLEASMAN
KEITH E. GLEASMAN
Title: President

EMPLOYEE

/S/ JACOB H. BROOKS Jacob H. Brooks

SCHEDULE A

Agreements with Prior Employers

INCENTIVE STOCK OPTION AGREEMENT

          THIS INCENTIVE STOCK OPTION AGREEMENT MADE as of this 1st day of August, 2001 between TORVEC, INC., a New York business corporation (herein referred to as the "Company"), and Jacob H. Brooks (herein referred to as the "Optionee");

WITNESSETH:

          1.          The Company hereby grants to the Optionee an Option (hereinafter referred to as "Option") to purchase an aggregate of 180,000 shares of the $.01 par value Common Stock of the Company (herein referred to as the "Shares") at a price of $5.00 per Share to be paid by the Optionee with cash, a certified check or a bank cashier's check made payable to the order of the Company. Alternatively, provided the Board of Directors shall approve the specific transfer, the Optionee may pay for the Shares, either in whole or in part, by the delivery of Common Stock of the Company already owned by him which will be accepted as payment for the Shares, based upon such Common Stock's fair market value on the date of exercise. In addition, provided the Board of Directors shall approve the specific transfer, payment for the Shares, either in whole or in part, may be made by delivery of Common Stock acquired by the Optionee under any of the Company's stock option plans, provided, however, that if this Option is exercised in part, Shares acquired by such partial exercise may not be used as payment for additional Shares to be acquired under this Agreement. In order for the Optionee to so use shares of Common Stock previously acquired under any of the Company's stock option plans as payment for the Shares either in whole or in part, the transfer of such previously acquired Common Stock as payment for all or a portion of the exercise price under this Agreement must occur more than two years from the date of the grant and one year from the date of exercise of the prior option pursuant to which the Optionee acquired such Common Stock.

          2.          The term during which the Option shall be exercisable shall commence on August 1, 2001 and expire on the close of business July 31, 2011, subject to earlier termination as provided in the Torvec, Inc. 1998 Stock Option Plan (herein referred to as the "Plan"). This Option shall vest immediately and shall be exercisable in full upon the execution hereof.

                    However, this Option may be exercised only if the Optionee is and has been continuously an employee of the Company or its subsidiaries for a period beginning on the date of grant and ending on the day three months before the date of exercise. If the Optionee terminates employment due to permanent and total disability, the three month period referred to in the preceding sentence shall be one year.

          3.          The Option is not transferable by the Optionee other than by Will or the laws of descent and distribution and is exercisable, during his lifetime, only by the Optionee. In the event that the right to exercise the Option passes to the Optionee's estate, or to a person to whom such right devolves by reason of the Optionee's death, then the Option shall be non transferable in the hands of the Optionee's Executor or Administrator or of such person, except that the Option may be distributed by the Optionee's Executor or Administrator to the distributees of the Optionee's estate as a part thereof.

          4.          In order for the Option to be exercised, in whole or in part, the notice by the Optionee to the Company in the form attached hereto must be accompanied by payment in full of the option price for the Shares being purchased.

          5.          The Optionee understands that a Registration Statement covering the Shares to be issued pursuant to the Option granted hereunder was filed with the Securities and Exchange Commission on December 17, 1998. The Registration Statement became effective on December 17, 1998. The Optionee understands that, by virtue of the effectiveness of such Registration Statement, and provided he is not and has not been an "affiliate" of the Company for a period of at least three (3) months before sale, he may sell the Shares received upon the exercise of the Option granted hereunder in "open market" transactions. The Optionee also understands that if he is an "affiliate" of the Company or has been an "affiliate" during the three (3) month period prior to sale, he may not sell freely in the open market and therefore the Optionee agrees that he will consult the Company's counsel as to the securities law restrictions on his ability to sell the Shares acquired upon exercise prior to any such sale.

          6.          The Optionee hereby acknowledges receipt of the Prospectus dated December 17, 1998 prepared by the Company in connection with the grant of the Option contained herein, together with its exhibits, and the Optionee further acknowledges receipt of all reports, including the annual (Form 10-KSB), quarterly (Form 10-QSB) and current (Form 8-K) reports filed with the Securities and Exchange Commission for the most recently completed fiscal year of the Company and for all interim periods immediately preceding the date of the exercise of this Option. The Optionee further acknowledges receipt of the proxy and all other shareholder communications, including the annual report to security holders, for the most recent annual meeting of shareholders and for any special shareholders' meetings which may have occurred since the most recent annual meeting until the date of the exercise of this Option.

           7.          The Optionee understands and agrees that the Shares to be acquired upon the exercise of the Option may not be sold, transferred, exchanged, hypothecated, encumbered, pledged or otherwise disposed of for value for a period of six (6) months from the date of the grant of this Option.

          8.          The Optionee understands that the Company has established certain policies and procedures governing trading in the Company's securities, including the Shares to be acquired upon the exercise of this Option, while in possession of material, inside information regarding the Company and/or any of its subsidiaries. The Optionee agrees that upon exercise of this Option, either in whole or in part, he will comply with all of the terms and conditions of such policy, including the procedures and guidelines established for its implementation. In particular, the Optionee agrees that where required under such guidelines and procedures, he will obtain permission of the Company's Clearinghouse Committee composed of senior management prior to effectuating any sale or other transfer for value of the Shares to be acquired by virtue of the exercise of this Option.

          9.          All the terms and provisions of the Plan, duly adopted at a meeting of the Company's Board of Directors on December 1, 1997 and approved by a majority vote of the Company's shareholders either in person or by proxy at a duly called meeting of such shareholders held on May 26, 1998 and as amended to date, are hereby expressly incorporated into this Agreement and made a part hereof as if printed herein and the Optionee, by the Optionee's signature hereon, acknowledges receipt of a certified copy of said Plan. If there shall be any conflict between this agreement and the Plan, the provisions of the Plan shall control.

          10.          In accordance with certain terms and conditions of the Plan, the aggregate number and kind of Shares that may be purchased pursuant to the grant of the Option under this Agreement shall be proportionately adjusted by the Board of Directors for any increase, decrease or change in the total number of the outstanding shares of the Company resulting from a stock dividend, stock-split or other corporate reorganization which would result in or have the effect of the Optionee being treated differently (but for the adjustment) than he would be treated had he been the beneficial owner of the Shares subject to the Option on the record date for such dividend, split or reorganization, as the case may be.

          11.          The Optionee understands that the Option granted hereunder constitutes an "incentive stock option" within the meaning of Section 422 of the Internal Revenue Code. Consequently, under current provisions of federal tax law, if the Optionee does not dispose of the Shares for a two (2) year period from the date of grant and for a one (1) year period from date of exercise, no income or gain shall be recognized for regular income tax purposes to the Optionee upon either the grant of the Option or upon his exercise of all or a portion of the Option granted hereunder. Upon the actual disposition of the Shares acquired pursuant to exercise of the Option, long or short term capital gain or loss will be recognized by the Optionee, depending upon the holding period (twelve months for long term capital gain or loss) and the extent to which the selling price exceeds or is less than the Optionee's basis in the stock. The amount of gain will be taxed at normal, ordinary tax rates, with a maximum rate of 20% if the Shares are held for a period of at least twelve months.

                    The Optionee also understands that for purposes of the federal alternative minimum income tax calculation, the difference between the exercise price and the fair market value of the Shares on the date of exercise shall be includible as an item of gross income for the taxable year of exercise except to the extent that such Shares are not transferable and are subject to a substantial risk of forfeiture.

                    The Optionee also understands that the provisions of federal tax law described herein are subject to change and, consequently, the Optionee agrees to consult with his or her own tax advisor with respect to the tax treatment to be accorded the grant of the Option herein, the exercise of such Option, and the disposition of the Shares.

          12.          Provided that the Optionee is an employee of the Company and/or any of its subsidiaries on the date this Option is exercised, either in whole or in part, the Company shall grant the Optionee a Reload Option on such exercise date. The number of shares subject to the Reload Option shall be equal to the number of shares of the Company's Common Stock (owned by the Optionee for at least 12 months prior to such exercise date) which he shall have used to purchase the Shares underlying this Option. The Reload Option price per share shall be equal to the fair market value of a share of the Company's Common Stock on the date the grant of the Reload Option becomes effective, that is, the date on which this Option is exercised, either in whole or in part. Fair market value per share shall be the closing price for the Company's Common Stock as quoted on the OTC Bulletin Board, any exchange on which the Company's Common Stock is listed or NASDAQ.

                    The term of the Reload Option shall commence on the date this Option is exercised and shall continue for a period of ten (10) years. The same terms conditions, limitations and restrictions that apply to the Option granted herein shall also apply to the Reload Option.

          13.          Consistent with the provisions of the Plan, this Agreement shall be binding upon and inure to the benefit of any successor or assignee of the Company and to any executor, administrator, legal representative, legatee, or distributee entitled by law to the Optionee's right hereunder.

          14.          Except insofar as an interpretation of federal securities law otherwise is required, or is controlling, this Agreement shall be governed by and construed in accordance with the laws of the State of New York.

          IN WITNESS WHEREOF, the Company has caused this Agreement to be executed on its behalf by its duly authorized officer and the Optionee has hereunto set his hand, as of the day and year first above written.

TORVEC, INC.

By: /S/ KEITH E. GLEASMAN Keith E. Gleasman, President

/S/ JACOB H. BROOKS Jacob H. Brooks, Optionee

NOTICE OF EXERCISE OF STOCK OPTION

AND

RECORD OF STOCK TRANSFER

Torvec, Inc.
11 Pond View Drive
Pittsford, NY 14534

Gentlemen:

          I hereby exercise my Incentive Stock Option granted to me by Torvec, Inc. under an Incentive Stock Option Agreement dated August 1, 2001, subject to all the terms and provisions thereof and of the Torvec, Inc. 1998 Stock Option Plan referred to therein and notify you of my desire to purchase Shares of the $.01 par value Common Stock of the Company which were offered to me pursuant to the Incentive Stock Option Agreement. Enclosed is my payment in the sum of in full payment of such Shares.

          I understand that a Registration Statement covering the Shares to be issued to me pursuant to this exercise of the Option granted to me was filed with the Securities and Exchange Commission on December 17, 1998. The Registration Statement became effective on December 17, 1998. Consequently, I understand that unless I am an "affiliate" of the Company, the Shares I am acquiring are freely tradable and may be sold by me in "open market" transactions. If I am an "affiliate" of the Company, however, or have been one during the three month period prior to sale, I recognize that I may not sell freely on the open market and therefore agree that I will consult the Company's counsel as to the securities law restrictions on my ability to sell the Shares.

          I also understand that under the Plan, and in accordance with the terms of the Incentive Stock Option Agreement, I may not sell, assign, alienate, pledge, encumber or otherwise transfer for value the Shares unless a period of six (6) months has elapsed from the date of the grant of the Option to me.

          I acknowledge that I am aware that the Company has established a policy with respect to trading in its securities while in possession of material inside information regarding the Company and/or its subsidiaries, and that, in accordance with certain guidelines and procedures designed to implement such policy, I may be required to obtain permission from a Clearinghouse Committee, composed of Senior Management, prior to any sale or other transfer for value of the Shares hereby acquired.

          I also acknowledge that I have received and have read the Prospectus dated December 17, 1998 prepared by the Company in connection with the grant of the Option contained herein, together with its exhibits, and all proxy and other shareholder communications, including the annual report to security holders, for the most recently completed fiscal year and all quarterly and current updates thereof. I acknowledge that I have received all documents incorporated by reference in the Prospectus and the Registration Statement filed with the Securities and Exchange Commission that I requested and have read the same. I acknowledge that I have had the opportunity to ask questions of and receive answers from the Company's management concerning the information set forth in such Prospectus, reports and updates and have been satisfied with the answers provided regarding the same.

          Finally, I acknowledge that there are significant federal income tax consequences resulting from my exercise of this Option, that I have consulted with and received advice from qualified tax counsel both as to the nature of such tax consequences and their impact upon my own personal income tax situation as the result of such exercise, and that I fully understand such impact and have planned accordingly.
DATED:

          Receipt is hereby acknowledged of the delivery to me by Torvec, Inc. on                     of stock certificates for                    shares of $.01 par value common stock purchased by me pursuant to the terms and conditions of the Torvec, Inc. 1998 Stock Option Plan referred to above.
DATED: