Form 10KSB/A
period 2001-09-30
TORVEC INC
filed 2001-11-06
CIK 1063197

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

PART I

THE COMPANY

Item 1.     DESCRIPTION OF BUSINESS.

(a)   History and Development of Our Inventions

               Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the company acquired numerous patents, inventions and know-how developed for more than ten years by Vernon E. Gleasman and members of his family. The company presently is a development stage company specializing in automotive and related technology. The company owns many U.S. and international patent properties developed by the Gleasmans protecting important inventions relating to five different areas of automotive technology:

o	(i) steering drive for tracked vehicles

o	(ii) infinitely-variable transmission

o	(iii) hydraulic pump and motor

o	(iv) constant velocity joint

o	(v) spherical gearing

               As a family, the Gleasmans have operated and sold their own innovative products and companies over the past 30 years. The Gleasmans knowledge of the automotive industry and its trends was the basis of the various research projects that are now the properties of the company. A review of Vernon Gleasman's first 100 plus inventions indicates that almost all of them are improvements of other companies' technology, and most of Vernon Gleasman's inventions were created either while he was employed by various companies, or while he was acting as a consultant to these other companies.

               Historically, the major impediments to the incorporation of Gleasman inventions into other companies' vehicles have been the "not invented here" syndrome and the problems relating to enforcement of licensing agreements by an independent inventor. Consequently, the company decided to build refined prototypes of each of its inventions, and to date has engineered and developed highly refined prototypes of its steer drive for tracked vehicles, hydraulic pump and motor, spherical gearing and constant velocity joint. The company is currently engineering and developing its infinitely variable transmission prototype.

               Each of the company's inventions can be commercialized on a stand-alone basis. However, in contrast to the Gleasmans' past procedures of selling their inventions for another company's use, the management of Torvec decided to incorporate the steer drive mechanism and, as they are built, the hydraulic pump and motor, spherical gearing and constant velocity joint into a new type of vehicle which can be designed as a specific product that can be sold directly to the consumer. The company therefore built the highly refined prototype of its fast-track, full terrain vehicle-the FTV™ . The FTV prototype was completed in February, 1999 and was initially showcased to the public in early spring, 1999. The company intends to also incorporate its infinite variable transmission into the FTV when that prototype is completed.

               To date, the company has no employees, relying on the full-time services of Vernon, Keith and James Gleasman as consultants. The company also relies on the services of the staff of Joseph Neri Chevrolet, Williamson, New York on a project by project basis, free of charge. To date, the company has conducted substantially all of its research, testing and product-showcasing at Neri Chevrolet. It has outsourced the actual building of all of its prototypes, subject to the direct supervision of the Gleasmans.

                In addition, Morton A. Polster devotes the majority of his time rendering ongoing patent services to the company, including the prosecution of all of the company's foreign patent applications. Herbert H. Dobbs is active in company powerpoint presentations to and discussions with auto and truck manufacturers, auto parts suppliers, glass component suppliers and the U.S. military. Lee Sawyer provides the company with ongoing expertise regarding the Asian automotive markets based upon his 30 years experience with Asian automobile manufacturers. He has facilitated the company's discussions with Japanese and Korean auto manufacturers and has established company contacts with Chinese, Indonesian and other Far Eastern country representatives.

(b)   Our Patented Automotive Properties

               The following is an overview of our automotive technologies:

Torvec's FTV™

               Historically, wheeled trucks and cars have been able to travel at high speeds on prepared roads and are easy to drive and steer. However, wheeled trucks and cars have lacked the ability to traverse truly difficult terrain. On the other hand, tracked vehicles have the ability to traverse truly difficult terrain but are difficult to steer precisely, are cumbersome to drive and are limited to relatively low speeds even on prepared roads.

               The company's FTV is a new type of vehicle, that management believes combines the high speed capabilities of trucks and cars with the high traction capabilities of tracked vehicles.  The company has tested the FTV prototype over the past 2 years at Neri Chevrolet. It has demonstrated the FTV in person to representatives of the majority of U.S. and foreign auto and truck manufacturers at the Neri facility over the past 2 years. Based upon these tests, demonstrations and the reaction of industry representatives, the company believes it has shown that the FTV is relatively easy to drive and steers as easily as a car. The company also believes it has shown that this tracked vehicle can traverse almost any terrain at speeds ranging from 45 to 65 mph. The company also believes that it has shown that the FTV is also environmentally sensitive since its low ground pressure, less than 2 pounds per square inch, does not damage paved road surfaces or leave ruts or cause potholes on unpaved surfaces. We believe our rubber tracks will be made by Goodyear, a corporation dedicated to supporting original equipment manufacturers, and Goodyear has provided the tracks for the company's prototype FTV. The FTV is able to perform as it does because of its unique steering mechanism, which is protect by several patents in Europe and Japan as well as the following U.S. patents: multi-axle vehicle steer drive system (4732053), no-slip imposed differential reduction drive (4776235), no-slip imposed differential (4776236), steer-driven reduction drive system (4895052) and modular track system (6135220). This steer-drive mechanism can best be described in engineering terms as a hydro mechanical steering mechanism. The "mechanical" portion is manufactured from conventional, high volume gearing, while the "hydro" portion is our patented hydraulic pump and motor. Conventional hydraulic pumps and motors are large, noisy and inefficient at low revolutions per minute. The company believes that company sponsored tests at the Neri facility has shown that our patented hydraulic pump and motor has substantially solved these problems.

Torvec's Infinitely Variable Transmission

               The Company is now building a prototype of the infinitely variable transmission, which we estimate will be completed by mid to late summer. The infinitely variable transmission is a transmission that provides an uninterrupted drive through an infinite number of geared speed ratios, allowing ideal torque flow to propel the vehicle while permitting the engine to run at optimum efficiency. In sharp contrast to work being done by other companies in relation to diesel/gasoline engine management, the company's new transmission will not require any change, costly or otherwise, to the manufacture or operation of existing diesel/gasoline engines. Instead, it permits present automotive diesel/gasoline engines to operate in a near steady-state mode, with dramatically reduced pollution, at most times during normal operation, i.e., under the starting, stopping, acceleration and deceleration of normal urban traffic. For instance, such a near steady-state optimum condition may match the usual engine setting when the vehicle is being driven at its top urban speed (e.g., 35-45 miles per hour). It should be noted that this optimum urban cruising speed may be only approximately twice the normal idling speed of the engine, and that this steady-state setting is relatively low in comparison to the normally required engine speed of three, four or five times idling speed that must be attained by the same diesel/gasoline engine each time the vehicle accelerates between each of the conventional forward gears (e.g., when shifting from first gear to second gear, then from second to third, etc.).

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

               Because it is an infinitely variable transmission and changes its ratios extremely quickly, the company's transmission can accelerate a diesel-powered vehicle as quickly as a gasoline-powered vehicle. The company's transmission also may be able to significantly improve the performance of electric drive vehicles. There are a number of kinds of electric motors that can be chosen to drive a vehicle. Their performance and physical characteristics vary considerably. Weight (for a given power level), zero-speed torque, useful speed range, efficiency-vs-motor-speed, and control characteristics are among these, and there are conflicts in making the best choice for a given vehicle application. A transmission of some sort commonly is needed to resolve these issue. The performance characteristics of the company's transmission make it a promising candidate for such applications.

Hydraulic Pump/Motor, Constant Velocity Joint, and Spherical Gearing

               The company's patented infinitely variable transmission will incorporate a hydraulic pump/motor machine and, although it can be operated with commercially-available pump/motors, it is most effectively used in combination with the company's patented hydraulic pump/motors. The company's pump and motor is significantly simpler, smaller and lighter than other commercially available pump/motors having comparable performance specifications. The key feature of the company's pump and motor is its swash-plate mounting arrangements that utilize a new form of gearing which is also proprietary to the company. This new form of gearing -- spherical gearing -- is based upon the geometry of spheres rather than conventional gear of geometry of cylinders and cones. This spherical gearing has been incorporated in yet another company-owned invention, which has been developed to replace constant velocity joints used, among other places, in all front-wheel drive vehicles. The company's constant velocity joint is a departure from known designs, and its efficiency and weight savings may provide a significant competitive advantage in the annual constant velocity joint market of 180,000,000 units per year (1994 Annual Report of GKN (the world's largest producer of constant velocity joints)).

               The company's spherical gears have been used to form a geared ball-and-socket coupling in which driving tooth contact is maintained continuously while, at the same time, permitting the coupling to be flexed at 40 degrees to either side of center. The potential versatility of the company's spherical gears may open the door to many yet unknown solutions and products yet to be discovered. This new gearing paradigm is found in the swash-plate mechanism of the company's hydraulic pump and motor, and it will also be used to create a constant velocity joint as a working prototype ready for installation in a car. The company's constant velocity joint is designed to be interchangeable in over 40 existing car models. It is notably lighter, less costly to manufacture, and potentially more durable than the constant velocity joints presently being used in all front-wheel drive vehicles. In spite of mechanical and design limitations, the constant velocity joints currently in use are manufactured at the rate of over "180 million units annually" according to the 1994 Annual Report of GKN.

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

(d)     Current Status of Product Development

               Based upon our research to date, we believe the following inventions will eventually become commercially viable:

o o o o o

the FTV, including the steering drive for tracked vehicles;

the infinitely variable transmission;

the hydraulic pump and motor;

the constant velocity joint which includes Torvec's spherical gearing;

the ice technology.

               During the past three years, we have engineered and developed our inventions from concept to prototype, a process which has included detail computer aided design, generation of computer aided engineering simulation, generation of adequate drawings and process definition, the manufacture and assembly of each of our prototypes, testing of the prototypes, identifying and resolving problems resulting from testing and updating the design where appropriate to reflect any changes needed.

These inventions are in the following stages of development:

o

the FTV - the prototype has been completed and continues to be showcased to automobile, truck manufacturers and assembly suppliers. We have developed a detailed manufacturing plan for the FTV, including factory floor layouts, commitments for the sourcing of major assemblies, identification of major suppliers, identification of critical skills necessary to produce the vehicle on a commercial basis, assembly cost estimates, and an overall business plan for the manufacture, assembly and distribution of the vehicle;

o

the infinitely variable transmission - the initial detailed design for the infinitely variable transmission has been completed. We are currently building and assembling a prototype of the infinitely variable transmission. The infinitely variable transmission incorporates the hydraulic pump and motor allowing us to meet the desired envelope for incorporation into automobiles, trucks and the FTV. Preliminary tests of the infinitely variable transmission have been performed at an independent test facility. The results have confirmed the transmission's function, which is to enable an automotive engine to run at a fixed revolutions per minute, while providing the needed range of power and torque output to reduce harmful exhaust emissions and improve efficiency;

o

the hydraulic pump and motor - the prototype has been completed, testing has been completed and the pump and motor is now being incorporated into our infinitely variable transmission as discussed above;

o

the constant velocity joint - the constant velocity joint prototype has been completed, has gone through preliminary testing, and our preliminary tests indicate that this will be a lower cost product with fewer components resulting in a more compact, lighter weight device than is currently used in the automotive industry;

o

the ice technology - we continue to work with Dr. Petrenko at Dartmouth College to refine this technology. The technology is undergoing field testing by Goodrich for use in the aerospace industry. We, through Dr. Petrenko, share the results of this field testing, and we believe that the technology has been developed sufficiently to enable us to negotiate with automotive manufacturers, automotive parts suppliers as well as companies servicing the automotive industry to sublicense this technology.

(e)     Business Development and Commercialization of Products

               Although we believe that we have made substantial progress in engineering, building and testing prototypes for each of our inventions and the FTV, to date we have not manufactured any of our inventions in commercial quantities for sale, and we have not entered into any written arrangements with auto or truck manufacturers for the manufacture, assembly, production or distribution of our products. As stated above, we believe our ice technology has been sufficiently developed, and we are currently entertaining proposals from companies to become sublicensees of this technology.

               The following table sets forth the advances we have made with respect to our technology, the material stages of development that are required in order to manufacture and commercially offer our products and an approximate timeline for doing so:

Product	Feasibility Studies/ Testing	Product/Process Development	Commercialization	Estimated Time to Commercialization

FTV™	Complete	Prototype built-being test driven and showcased	OEM discussions underway	24 to 36 months

Infinitely Variable Transmission	Complete	Prototype being built	OEM discussions underway	18 to 24 months

Hydraulic Pump/Motor	Complete	Prototype built; initial tool design in process	OEM discussions underway	9 to 10 months

CV Joint	Complete	Prototype built; initial tool design in process	OEM discussions underway	12 to 14 months

Ice Technology	Complete	Prototype built; field testing; in commercial design	Sublicense discussions underway	12 months

               As indicated in the above chart, we have been and continue to be in ongoing and periodic discussions with automobile manufacturers, truck manufacturers as well as parts and assembly suppliers to manufacture, produce and distribute our automotive technologies, including the FTV, to the consuming public. Generally, these discussions no longer are focusing on the validation and credibility of our inventions, but now are focusing on pricing issues as well as how to structure a Torvec-auto or truck manufacturer transaction, including direct licensing, joint venture partnership and the direct acquisition by or of Torvec through a merger or similar transaction. Based upon the status of these current discussions, including the regular and ongoing expressed interest in our technologies vocalized by U.S. and international auto and truck manufacturers, management believes that a written letter of intent regarding our automotive technology could be forthcoming within the next 12-18 months.

               In August, 1999, we entered into a working relationship with HTV Export to conduct a worldwide market survey and introduce our inventions to potential customers including private companies and governmental agencies throughout Europe, Asia, Africa and South America. HTV Export has focused its attention on generating interest in our FTV and, in the course of its ongoing marketing efforts, has solicited and obtained valuable feedback on the uses to be made of and interest in purchasing, when it is available, the FTV. Within the last number of months, representatives of HTV Export have joined with Torvec management to provide automotive industry representatives its findings on the considerable worldwide interest in Torvec's FTV.

               Our board chairman, Herbert H. Dobbs, was the former technical director of the United States Army Tank-Automotive Command, which effectively made him the United States Army's chief engineer for all ground vehicles and related technology. Since his retirement from the U.S. Army in 1985, Dr. Dobbs has remained active as a consultant to the U.S. Army on specific issues related to his expertise and, since 1994, has been a member of or consultant to the Army Science Board. The Army Science Board provides direct advice to the Secretary of the Army, the Chief of Staff of the Army and the Department of the Army staff on technical and management issues. Dr. Dobbs has made a number of presentations regarding the FTV and its capabilities to the Army Science Board and is personally in a working relationship with senior U.S. Army personnel responsible for the development and acquisition of U.S. military ground vehicles. Under its normal procurement procedures, the Army tells industry what it needs and then chooses the best candidate offered by industry that meets specified Army requirements. Torvec management has been assured that the Army will consider the FTV as a candidate if and when the next U.S. military truck acquisition program is initiated by the Department of Defense.

(f)     Competition and Market Acceptance

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

               The company's immediate future development is, in part, dependent upon its ability to successfully commercialize its ice technology either through a sublicense or through a joint venture arrangement. It is also dependent, in part, upon acceptance of the FTV vehicle especially in the Asian, African, South and Central American markets.

               With respect to these foreign markets, the infrastructure of most of Asia, Africa, South and Central America is very similar to the U.S. in the early 1900's. At that time U.S. demographics were as follows: eighty percent of the population lived in rural areas, income was low and transportation was limited to walking, bicycles, push carts and animal pulled vehicles. Roads, when they existed, were dirt and at time impassable due to terrain or inclement weather. Even with the advent of automobiles, commerce remained inhibited because paved roads were only found in the cities. Similarly, the wheeled vehicles of the developing country today can only traverse the rural dirt roads during certain seasons of the year. When roads are in rough condition (e.g., muddy, blocked by snow or ice, etc.), there is little difference in travel time between an animal drawn cart, a man on foot or bicycle, or a wheeled car. If they are able to travel at all, even four-wheeled drive vehicles are usually limited to 4-5 mph under these conditions. The idealized vehicle would be a vehicle that could travel at higher speeds (25-50 mph), regardless of the terrain, significantly shortening the travel time between rural areas and the primary marketplaces in the city. A tracked vehicle, in effect, "brings its own road with it".

               The company's ability to generate revenue and become profitable is also dependent upon the automotive industry's acceptance of its other products, namely the infinitely-variable transmission, the hydraulic pump and motor, the constant velocity joint and spherical gearing. The company's ultimate growth and future financial performance will depend on demonstrating the advantages of such products over existing technologies to an automotive industry which has committed substantial resources to product systems utilizing old technology. In addition, despite management's belief that its products are superior, the company will have to overcome the "not invented here" attitude that permeates the industry. However, the recent Bush Administration decision to implement the previous administration's stricter diesel emission standards has lead to increased automotive industry interest in the emission reduction capabilities of the company's automotive inventions especially its infinitely-variable transmission.

Item 2.     DESCRIPTION OF PROPERTY.

               On January 7, 1998, the company entered into a Service and Space Agreement with Joseph L. Neri, Sr. (a shareholder) and Joseph Neri Chevrolet-Oldsmobile-Pontiac pursuant to which the company was entitled to lease the premises described below. The agreement was terminated on August 31, 1999 and, in accordance with an informal and oral understanding with Mr. Neri, the company was permitted to utilize the premises at no charge from time to time during fiscal year 2000 and anticipates utilizing the facility in fiscal year 2001 in similar fashion. The facility is located at 3740 Route 104, Williamson, New York (approximately 20 minutes from downtown Rochester, New York). The facility is approximately 17,000 sq. ft., situated on 8 acres of land. The company has been able to use the facility, all utilities (including telephone system with an after-hour answering service), computer system, service department, specialized equipment and tools with D.E.C. approved above-ground lifts, one of which has a 28,000 lb. capacity for trucks and buses, an 8 bay body shop, complete with a paint room and Kansas Jack straightening machine, and a two floor parts department. The company believes that this facility is sufficient to construct all prototype FTV vehicles as well as assemble and install all prototypes for the company's other products for testing and demonstration purposes.

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

               The company seeks compensatory and punitive damages against the defendant(s) in an amount to be determined at trial and has demanded a jury trial. The Complaint has been filed but defendant(s) has yet to respond.

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

-17-

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

PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)     Swartz Private Equity Financing

               On September 5, 2000 the Company entered into an Agreement with Swartz Private Equity, LLC pursuant to which Swartz Private Equity, LLC ("Swartz") granted to the Company a $50,000,000 equity funding commitment which continues for a period of thirty-six months. This flexible funding Agreement provides that from time to time at the Company's request, Swartz will purchase from the Company that number of the Company's common shares equal to 15% of the lesser of the number of shares traded in the market in the 20 business days before or after the requested purchase. The purchase price is the lesser of 91% of the lowest closing bid price for the Company's common stock during that 20 day period following the request or that price less $.20. Swartz will not be required to purchase at any one time shares having a value in excess of $2,000,000. The Company may make additional requests at intervals of approximately 30 days.

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

               In accordance with the Agreement, the Company sold 36,735 shares to Swartz and raised proceeds equal to $108,643.76 during its fiscal year ending December 31, 2000. In connection with this sale, the company issued 3,674 purchase warrants to Swartz at an initial exercise price of $3.575 per share. The company has sold an additional 39,915 shares receiving proceeds in the aggregate amount of $158,911.59 through February 2001. In connection with these sales, the company issued 3,992 purchase warrants to Swartz at an average initial exercise price of $4.8125 per share.

               Also registered on the Form SB-2 were 354,000 common shares on behalf of certain consultants under a piggyback registration, which will allow these consultants to exercise options for common stock at $5.00 per share. If all these options are exercised, $1,770,000 will be provided to the Company. No options were exercised during fiscal year 2000.

(b)     Market Information

               Effective September 23, 1998, the Company's $.01 par value common stock, as a class, was registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. As a result, shares of the Company's common stock which had been owned for one year or more became eligible for trading of the over-the-counter bulletin board maintained by the National Association of Securities Dealers, Inc. on December 22, 1998. The Company's stock began trading on January 21, 1999 at $12.00 per share. The Company has approximately 10 market makers for its common stock.

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

               The company's plan of operation relative to its automotive inventions over the next
12 months is:

o	to complete the infinitely variable transmission prototype;

o	to install the infinitely variable transmission into a company owned vehicle and begin testing to document actual emission levels and fuel economy;

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

               The company has, as yet, not found a facility suitable for manufacturing commercial quantities of the FTV itself. During the next 12 months, management will continue to attempt to locate a suitable facility.

               In addition, the company continues to investigate the possibility of manufacturing the FTV itself. The company has investigated and is investigating potential sites in Rochester, New York and other communities. The company and has engaged in preliminary discussions with a number of financial institutions to formulate a financial package which, together with government based incentives, will enable the company to pursue this approach with the actual production of the vehicle. The company believes that it will need at least 12-15 million dollars initially in order to pursue this possibility. Management is presently investigating ways in which to acquire this amount of money including the proceeds from Swartz as well as additional equity and/or debt financing. However, no specific financial package with banks or other lenders has been negotiated to date. If a suitable facility is found in the next 12 months, management will reinstitute discussions to obtain financing to acquire, refurbish, modernize, equip and staff such a facility.

               On April 25, 2000, the Company inaugurated its website, www.torvec.com, for marketing, sales, education and information relating to the Company's inventions.

               On June 29, 2000, the Company announced that it had granted an exclusive, world-wide license of all its automotive technology to Variable Gear, LLC for the aeronautical and marine markets. Variable Gear will pay the Company 4% royalties for 7 years after which the Company is obligated to repurchase the license. Variable Gear is owned 51% by Robert C. Horton, Chairman and CEO of Ultrafab, Inc. and a Company shareholder. The Company owns the remaining 49%. The Company does not share in any profit or losses in this entity. It has initiated discussions with a number of boat manufacturers, but to date Variable Gear has not commenced operations or sublicensed our automotive technology in its markets.

               The Company's overall business strategy relating to its ice technology is to

o	to develop, in cooperation with Dr. Petrenko at Darthmouth under his one year consulting agreement commercially viable de-icing and ice adhesion systems for land-based motorized vehicle applications;
o	to enter into appropriate licensing/joint venture arrangements;
o	to otherwise promote utilization of the Company's ice technology world-wide

               The Company's license agreement with Dartmouth provides for a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income. Based upon industry discussing the company anticipates that it will sublicensed, joint-venture or otherwise commercialize this technology within the next 12 months.

               The net loss for the year ended December 31, 2000 was $2,374,000 as compared to the year ended December 31, 1999 net loss of $4,788,000. The decrease in the net loss of $2,414,000 is principally related to a decrease in the amortization of unearned compensatory stock. The amortization, which is a non-cash item, amounted to $435,000 for the year ended December 31, 2000 compared to $3,050,000 for the year ended December 31, 1999.

               Research and development expenses for the year ended December 31, 2000 amounted to $731,000 as compared to $1,035,000 for the year ended December 31, 1999. This decrease amounted to $304,000 and is due to the decrease in expenses associated with the FasTrack.

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

               During fiscal 1999, we spent approximately 65% of research and development expenses on building the FTV prototype, testing and upgrades. We spent approximately 12% of research and development expenses on the hydraulic pump and motor, 11% on the CV joint and 12% on the infinitely variable transmission. During fiscal 2000, we spent approximately 24% of research and development expenses on upgrades to the FTV prototype. We spent approximately 15% of research and development expenses on upgrading our steer drive, 25% of research and development expenses on the hydraulic pump and motor, 25% on the CV joint and 11% on the infinitely variable transmission.

Liquidity and Capital Resources

               The company's plan of operations during its fiscal year ended December 31, 2000 was partially funded through the sale of 144,321 shares to Robert C. Horton for aggregate proceeds of approximately $550,000. In addition, during fiscal year 2000, the company issued 196,259 shares to business consultants under its Business Consultant's Stock Plan in exchange for ongoing corporate legal services, internal crediting services and associated expenses incurred by our chief financial officer, expenses associated with our two lawsuits, marketing research expenses as well as legal fees and associated expenses for ongoing patent work.

               The company anticipates that the funding it will receive from Swartz as well as its continuing issuance of shares under its Business Consultant's Stock Plan will be adequate to fund its plan of operation during the next 12 months. However, the company also recognizes, based on its currently proposed plans and assumptions relating to its plan of operation (including assumptions regarding the nature and extent of its prototype development program, its testing program, the ability of the company to secure adequate manufacturing and distribution relationships and market acceptance of the company's products) that, over the next twelve months, the company may be required to seek additional financing in the form of a significant equity investment by one or more investors in privately-negotiated transactions or through debt-financing or both.

               If we were to need financing in addition to monies we raised from Swartz and we were not successful in obtaining it, we would be forced to cancel any attempt to manufacture and distribute our products ourselves. We would have to reduce and or delay expenditures, including research and development expenditures. We would also be forced to lengthen the timeframes within which we would be able to commercialize all our automotive technologies. We may also be forced to commercialize our technologies on terms which are less favorable than are presently being negotiated.

               The company's cash position at any time during fiscal 2000 was directly dependent upon its success in selling stock since the company generated no revenues from any other source. This trend is expected to continue throughout fiscal 2001.

                The company has an obligation to repurchase 51% of Variable Gear, LLC on January 1, 2008. The purchase price is equal to 51% of the then value of Variable Gear as determined by an independent appraiser selected by the parties. This liability can not be estimated at this time. We believe that a combination of cash flows from operations, financing and strategic alliances will produce sufficient cash flow to fund this obligation.

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

/S/ RICHARD A. EISNER & COMPANY, LLP

Richard A. Eisner & Company, LLP

New York, New York
March 7, 2001

With respect to Note K

May 2, 2001

                                                                                                                                                     F-2

TORVEC, INC.
(a development stage company)

Consolidated Balance Sheet
December 31, 2000

ASSETS Current assets: Cash Stock Subscription receivable (collected in January 2001) Prepaid expenses Total current assets	$ 34,000 109,000 147,000 290,000
Equipment: Office equipment Transportation equipment Less accumulated depreciation Net equipment License, less accumulated amortization of $15,000	9,000 53,000 62,000 (36,000) 26,000 3,246,000 $ 3,562,000

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
Deficit accumulated during the development stage

$ 6,000 77,000 665,000 748,000 150,000 9,000 907,000 225,000 13,125,000 (10,695,000) 2,655,000 $ 3,562,000

See independent auditors' report and notes to financial statements                                          F-3

TORVEC, INC.
(a development stage company)

Statements of Operations

	Year Ended December 31,		September 25, 1996 (Inception) Through December 31, 2000
	2000 (consolidated)	1999
Cost and expenses: Research and development General and administrative Net loss Basic and diluted loss per common share Weighted average number of shares of common stock - basic and diluted	$ 731,000 1,643,000 $ (2,374,000) $(0.11) 21,322,000	$ 1,035,000 3,753,000 $ (4,788,000) $(0.23) 20,918,000	$ 3,044,000 7,651,000 $(10,695,000)

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
       381,000
         96,000
       233,000
       (27,000)

       518,000
     1,490,000
         18,000
        86,000
       112,000
         45,000
          6,000
       219,000
         40,000
       181,000
         30,000
         21,000
        30,000
       299,000
       234,000

     (338,000)

     2,991,000
          3,000
       562,000
       255,000
       (60,000)

         15,000

     3,766,000
       327,000
       806,000
       422,000
     2,780,000
       105,000

         15,000

     8,221,000
       838,000
       200,000
       349,000
     3,394,000
       108,000

         15,000

$ 13,125,000

		$ (1,500,000) (234,000) 451,000 (1,283,000) 578,000 (705,000) (2,780,000) 3,050,000 (435,000) 435,000 $ 0	$ (489,000) (489,000) (922,000) (1,411,000) (2,122,000) (3,533,000) (4,788,000) (8,321,000) (2,374,000) $ (10,695,000)

$              0
       406,000
        97,000
       234,000
       (27,000)
     (489,000)
       221,000
               0
         18,000
         87,000
       113,000
         45,000
          6,000
       220,000
         40,000
       182,000
         30,000
         21,000
         30,000
       300,000
               0
       451,000
     (338,000)
     (922,000)
      504,000
          3,000
       563,000
       255,000
       (60,000)
       578,000
         15,000
   (2,122,000)
     (264,000)
       327,000
       807,000
       423,000
               0
       105,000
     3,050,000
         15,000
   (4,788,000)
     (325,000)
       840,000
       200,000
       350,000
     3,405,000
       109,000
       435,000
        15,000
   (2,374,000)
$    2,655,000

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
                              Depreciation and amortization
                              Common stock issued for services
                              Contribution of services
                              Compensation expense attributable to
                                        common stock and options
                              Changes in:
                                        Other assets
                                        Prepaid expenses
                                        Deferred revenue
                                        Accounts payable and accrued expenses

                                                  Net cash used in operating activities

	$ (2,374,000) 27,000 840,000 15,000 435,000 13,000 150,000 217,000 (677,000)	$ (4,788,000) 12,000 327,000 15,000 3,050,000 164,000 (38,000) (1,258,000)	$ (10,695,000) 51,000 1,577,000 69,000 4,513,000 13,000 150,000 742,000 (3,580,000)

Cash flows from investing activities: Purchase of equipment Cost of acquisition Net cash used in investing activities	16,000 16,000		(62,000) (16,000) (78,000)

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

Note B - acquisition of license

On November 29, 2000, the Company entered into an Agreement and Plan of Merger to acquire Ice Surface Development, Inc ("Ice") (incorporated on May 2, 2000) for 1,068,354 shares of common stock. The acquisition was accounted for under the purchase method. The fair value of the common stock issued of approximately $3,405,000 was allocated as follows:

Prepaid expenses Sponsored research Consulting agreement License (Note D) Consideration (including costs of $16,000)	$ 140,000 20,000 3,261,000 $ 3,421,000

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

[6]

Loss per common share:

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. The number of potentially dilutive securities excluded from the computation of diluted loss per share were approximately 1,898,000 and 934,000 for the years ended December 31, 2000 and 1999.

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
(a development stage company)

Notes to Financial Statements
December 31, 2000

Note C - summary of significant accounting policies (continued)
[9]

Revenue Recognition:

Revenue in connection with the granting of a license (Note J[3]) is to be recognized when all conditions specified under recent accounting standards have be met. Generally, revenue is recorded only when no future performance is required related to item.

[10]

Impairment of Long-Lived Assets:

The company has adopted Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets to be Disposed of." Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets.

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

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31, 2000

Note E - Related Party Transactions (Continued)
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

Notes to Financial Statements
December 31, 2000

Note F - Income Taxes (continued)

A reconciliation between the actual income tax benefit and income taxes computed by applying the federal income tax rate of 34% to the net loss is as follows:

	Year Ended
	December 31,
	2000	1999

Computed federal income tax benefit at 34% rate	$ (807,000)	$ (1,627,000)
State tax benefit, net of federal tax benefit	(125,000)	(253,000)
Nondeductible expenses	33,000	202,000
Valuation allowance	899,000	1,678,000

	$ 0	$ 0

Note G - Accounts Payable and Accrued Expenses

At December 31, 2000, accounts payable and accrued expenses consist of the following:

Professional fees	$ 23,000
Trade payables	54,000

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

Had compensation cost for the Company's stock options been determined base upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would be as follows:

	Year Ended December 31,

	2000	1999
Pro forma net loss Pro forma basic and diluted net loss per share	$2,486,000 $<0.12>	$4,900.000 $<0.23>

-39- TORVEC, INC. (a development stage company) Notes to Financial Statements December 31, 2000 Note I - Stockholders' Equity (continued)
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

[7]

Equity funding commitment:

On September 5, 2000, the Company entered into an agreement with Swartz Private Equity, LLC ("Swartz") pursuant to which Swartz granted to the Company a $50,000,000 equity funding commitment which continues for a period of thirty-six months. The agreement provides that from time to time, at the Company's request, Swartz will purchase from the Company that number of the Company's common shares equal to 15% of the number of shares traded in the market in the 20 business days after the date of the requested purchase. The purchase price per share will be the lesser of, 91% of the average market price per share during that 20 day period or that market price minus $0.20. Swartz will not be required to purchase at any one time shares having a value in excess of $2,000,000. If the Company is in need of funds, the Company may make additional requests at intervals of approximately 30 days.

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
(a development stage company)

Notes to Financial Statements
December 31, 2000

Note J - COMMITMENTS, CONTINGENCY AND OTHER MATTER (continued)

[3]

Variable Gear, LLC:

In June 2000, the company sold 100,000 shares of common stock to a stockholder for $5.00 per share and granted an exclusive world-wide license of all its technology to Variable Gear, LLC ("Variable Gear") (an entity owned 51% by the stockholder) for the aeronautical and marine markets. Variable Gear is to pay the company a royalty of 4% of the gross selling price of products incorporating the technology and 49% of compensation received with respect to sublicense income through January 1, 2008. The company owns the remaining 49% of Variable Gear. The company does not share in any profit or losses in this entity. On January 1, 2008, the Company is required to purchase the membership interest of the stockholder at the then fair market value as defined. At December 31, 2000 such fair value cannot yet be reasonably estimated.

The market price of the company's stock at the date of the transaction was $3.50. Accordingly, $1.50 per share has been allocated to the license agreement and included in deferred revenue.

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

Should the company's position not prevail, it would have an adverse effect on the company's financial position and results of operations. No provision for such contingency has been made in the financial statements. Presently, such loss cannot be reasonably estimated.

Note K - Retroactive Adjustment

In the second half of fiscal year 2000 the company previously reported revenues from a world-wide license to Variable Gear, LLC, which it is changing, based upon accounting guidance derived from SEC Staff Accounting Bulletin 101. Accordingly, deferred revenue and deficit accumulated during the development stage has been increased by $11,000 at December 31, 2000. There was no change reported per share data.

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

-47-
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

TORVEC, INC.
Date: November 6, 2001	By: /S/ KEITH E. GLEASMAN Keith E. Gleasman, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 6, 2001	By: /S/ HERBERT H. DOBBS
Herbert H. Dobbs, Chairman of the Board of Directors

Dated: November 6, 2001	By: /S/ KEITH E. GLEASMAN
Keith E. Gleasman, President and Director

Dated: November 6, 2001	By: /S/ MICHAEL MARTINDALE
Michael Martindale, Chief Executive Officer and Director

Dated: November 6, 2001	By: /S/ JACOB H. BROOKS
Jacob H. Brooks, Chief Operating Officer and Director

Dated: November 6, 2001	By: /S/ MORTON A. POLSTER
Morton A. Polster, Director and Secretary

Dated: November 6, 2001	By: /S/ JAMES A. GLEASMAN
James A. Gleasman, Director; Consultant

Dated: November 6, 2001	By: /S/ LEE E. SAWYER
Lee E. Sawyer, Director

Dated: November 6, 2001	By: /S/ SAMUEL M. BRONSKY
Samuel M. Bronsky, Chief Financial and Accounting Officer

EXHIBIT INDEX

EXHIBIT			PAGE

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

EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-80443), Form S-8 (No. 333-47392), Form S-8 (No. 333-69123) and Form SB-2 (333-48188), of Torvec, Inc. of our report dated March 7, 2001 (May 2, 2001 with respect to Note K), on our audit of the financial statements of Torvec, Inc. which is included in the annual report on Form 10-KSB/A for the year ended December 31, 2000.

/S/ RICHARD A. EISNER & COMPANY, LLP

Richard A. Eisner & Company, LLP

New York, New York
November 2, 2001