Form 10QSB
period 2001-09-30
TORVEC INC
filed 2001-11-13
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                         September 30, 2001

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

                   YES  [ X ]               NO [     ]

As of September 30, 2001, there were outstanding 22,934,581 shares of the company's common stock, $.01 Par Value. Options for 1,359,000 shares of the company's common stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)

INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 2000 and September 30, 2001 (unaudited)	3
	Torvec, Inc. Condensed Statements of Operations (Unaudited) - Three Months Ended September 30, 2001, Three Months Ended September 30, 2000, Nine Months Ended September 30, 2001, Nine Months Ended September 30, 2000, September 25, 1996 (Inception) through September 30, 2001	4
	Torvec, Inc. Condensed Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2001, Nine Months Ended September 30, 2000, September 25, 1996 (Inception) through September 30, 2001	5
	Notes to Financial Statements	6
Item 2.	Plan of Operation	13
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURE PAGE		27
EXHIBIT INDEX		28

TORVEC, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	September 30, 2001 (Unaudited)	December 31, 2000
ASSETS CURRENT ASSETS Cash Stock subscriptions receivable (collected January 2001) Prepaid expenses	$ 3,000 0 27,000	$ 34,000 109,000 147,000
Total Current Assets	30,000	290,000
PROPERTY AND EQUIPMENT
Office equipment Transportation equipment	12,000 53,000 65,000	9,000 53,000 62,000
LESS: ACCUMULATED DEPRECIATION	45,000	36,000
Net Equipment	20,000	26,000

LICENSE, net of accumulated amortization of $141,000 AND $14,000, respectively	3,120,000	3,246,000

Total Assets	$3,170,000	$3,562,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES Accounts payable and accrued expenses Consulting fees payable to related parties Current maturities of long-term debt Loans payable-stockholders	$ 814,000 258,000 7,000 92,000	$ 77,000 665,000 6,000 0
Total Current Liabilities	1,171,000	748,000

LONG TERM LIABILITIES Long-term debt, net of current maturities Deferred revenue-long-term	4,000 150,000	9,000 150,000
Total Liabilities	246,000	159,000

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock $.01 par value, 100,000,000 shares
        authorized, none issued
     Common stock, $.01 par value, 40,000,000 shares authorized,
       22,934,581 (including 90,590 shares subject to put option)
       and  22,552,062 (including 63,256 shares subject to put option)
       issued and outstanding at September 30, 2001 and
       December 31, 2000, respectively
     Additional paid in capital
     Deficit accumulated during the development stage

              Total Stockholders' Equity

	228,000 15,197,000 (13,580,000) 1,845,000	225,000 13,125,000 (10,695,000) 2,655,000
Total Liabilities and Stockholders' Equity	$3,170,000	$3,562,000

See Notes to Financial Statements

TORVEC, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000	September 25, 1996 (Inception) Through September 30, 2001
COSTS AND EXPENSES Research and development General and administrative	$315,000 1,258,000 -----------------	$195,000 467,000 -----------------	$934,000 1,951,000 -----------------	$505,000 1,349,000 -----------------	$3,978,000 9,602,000 ---------------
Net Loss	$1,573,000 ==========	$662,000 ==========	$2,885,000 ==========	$1,854,000 ==========	$13,580,000 =========
Basic and Diluted Loss Per Share	($0.07) ==========	($0.03) ==========	($0.13) ==========	($0.09) ==========
Weighted average number of shares of common stock - basic and diluted	22,806,000 ==========	21,307,000 ==========	22,687,000 ==========	21,178,000 ==========

See Notes to Financial Statements

TORVEC, INC. (A Development Stage Company) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000	September 25, 1996 (inception) Through September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss
     Adjustment to reconcile net loss
     to net cash used in operating activities:
        Depreciation and amortization
        Compensation expense attributable
           to common stock options
        Common stock issued for services
        Contribution of services
        Changes in other current assets
           and current liabilities:
        (Increase)/decrease in other assets
        Increase/(decrease) in accounts payable
             and accrued expenses
           Increase in deferred revenue

           Net cash (used in) operating activities

	($2,885,000) 136,000 398,000 715,000 0 120,000 995,000 0 (521,000)	($1,854,000) 9,000 422,000 708,000 0 (150,000) 125,000 150,000 (590,000)	($13,580,000) 187,000 4,911,000 2,292,000 69,000 133,000 1,737,000 150,000 (4,101,000)

CASH FLOWS FROM INVESTING ACTIVITIES: Purchase of property and equipment Cost of acquisition Net cash (used in) investing activities	(3,000) 0 (3,000)	0 0 0	(65,000) (16,000) (81,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock and
       exercise of options
     Proceeds from long-term borrowings
     Repayment of long-term borrowings
     Proceeds from Loans from Stockholders
     Distributions
       Net cash provided by financing activities

	405,000 0 (4,000) 92,000 0 493,000 ________	500,000 0 (5,000) 0 0 495,000 ________	4,447,000 29,000 (18,000) 92,000 (365,000) 4,185,000 ________
	________	________	________
NET INCREASE IN CASH	(31,000)	(95,000)	3,000
CASH - BEGINNING OF PERIOD	34,000 ________	183,000 ________	0 ________
CASH - END OF PERIOD	$3,000 =======	$88,000 =======	$3,000 =======

NON-CASH ACTIVITIES:
     During the nine-months ended September 30, 2001, $665,000 of consulting fees payable were exchanged for 126,667 shares of common stock.

See Notes to Financial Statements

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

Note 1 Financial Statement Presentation

The information contained herein with respect to the three and nine month periods ended September 30, 2001 and September 30, 2000 and the period from September 25, 1996 (inception) through September 30, 2001 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three and nine month periods ended September 30, 2001 and September 30, 2000, and since inception. The results are not necessarily indicative of results to be expected for the year.

For the period from inception through September 30, 2001, the Company has accumulated a deficit of $13,580,000, has a working capital deficiency of $1,141,000 and has been dependent upon equity financing, loans from shareholders and the exchange of stock for services to meet its obligations and sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue its operations, the Company is seeking additional financing and exploring opportunities such as collaborative arrangements, joint ventures or licensing arrangements. However, there is no assurance that the Company can obtain adequate additional financing, that products will be developed which will be commercially successful, or that profitable operations can be attained. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the above uncertainty.

Note 2 The Company

Torvec, Inc. (the Company) was incorporated in New York on September 25, 1996. The Company, which is in the development stage, specializes in automotive technology.

On November 29, 2000 the Company acquired Ice Surface Development, Inc. ("Ice"). Ice, which is also in the development stage, has a license and technology associated with ice removal and adhesion.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

Note 3 Summary of Significant Accounting Policies

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary, Ice as at September 30, 2001 and December 31, 2000, and from the date of its acquisition. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Note 4 Related Party Transactions

The Company has entered into consulting agreements with members of the Gleasman family. Included in research and development and general and administrative expenses for the periods ending September 30, 2001 and September 30, 2000 is $337,500 and $337,500 respectively for consulting expenses.

The Company engaged the services of a partnership for which two of the officers are partners in to provide consulting services prior to naming the two individuals as officers of the Company. Included in research and development and general and administrative expenses for the three months ending September 30, 2001 is $535,000 for consulting expenses.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

Note 5 Loans from Shareholders

During the quarter ending September 30, 2001, James Gleasman loaned the Company $42,000. The loan is non-interest bearing and has no stated repayment terms. Also during the quarter ending September 30, 2001, a shareholder loaned the Company $50,000. The loan includes interest at 7.5% and has no repayment terms. The total of the two loans amounting to $92,000 is classified as loans payable stockholders.

Note 6 Long-Term Debt

Long-term debt at September 30, 2001 consisted of a note payable in monthly installments of $610 including interest at 10.13% through March, 2003. The note is secured by transportation equipment.

Note 7 Consultant Stock Plan and Option Plan

The Company's Business Consultant Stock Plan as amended, ("the Plan") provides for the granting of 400,000 shares of the Company's $.01 par value stock, which may be issued from time to time to business consultants and advisors. On October 11, 2001 the Board of Directors approved a increase in the number of common shares to be issued under the Plan from 400,000 to 600,000 common shares.

For the nine months ended September 30, 2001, 155,848 shares were issued under the Plan to consultants in exchange for services and amounts owed to these consultants. The shares were valued at the market value of the shares at the date of issuance and approximated $715,000.

In August 2001, the Company granted 100,000 options to an officer in his capacity as consultant CFO at $5.00 per share exercisable immediately. In connection therewith, the Company recorded a stock compensation change of $398,000 in the third quarter. The term of the option granted shall be for a period of 10 years.

Note 8 Equity Funding

In connection with the Company's equity funding commitment from Swartz Private Equity LLC the Company sold 12,810 shares of its common stock for aggregate proceeds of approximately $46,000 during the three months ended September 30, 2001.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

Note 9 Litigation

The Company's Lawsuits

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

On January 2, 2001, MMI moved to dismiss the plaintiffs' complaint. On September 24, 2001 the Court denied MMI's motion and allowed the case to proceed to trial.

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

On April 12, 2001 defendant(s) moved to dismiss the plaintiff's complaint on the grounds that the statements made were not malicious or defamatory, constituted protected opinion and did not injure the company. On June 19, 2001, the company responded to the defendant's motion to dismiss, sought permission of the Court to add Elizabeth Spezio as a defendant and sought permission to assert a new cause of action against the defendant(s) for conspiracy under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The parties are awaiting the decision of the Court with respect to the company's and defendant's motion. On October 29, 2001, the Court granted the defendant(s) motion and dismissed the company's complaint for lacking diversity and subject matter jurisdiction.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

Note 9 Litigation (Cont'd)

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

SEPTEMBER 30, 2001

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

On September 24, 2001, the Court determined that even if MMI had committed fraud in bringing its lawsuit, such fraud, even if proven, did not directly relate to or influence the arbitrator's award. The Court, therefore, confirmed the award against Vernon and Keith Gleasman.

As stated above, the company is not, and never has been, a party to this litigation. Based upon the order of the Court confirming the award against Vernon and Keith Gleasman, the company not obligated in any way to reimburse MMI for their expenses nor liable to MMI for any continuing royalty obligation or any other sums.

Note 10 Employment Agreements

Certain employment agreements dated February 6, 1998 were terminated effective August 1, 2001. However, options previously granted pursuant to those agreements remain in effect.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

Note 9 Litigation (Cont'd)

On August 1, 2001, the Company entered into three-year employment agreements with Michael Martindale and Jacob Brooks as Chief Executive Officer and Chief Operating Officer respectively. The employment agreements provide for annual base salary of $240,000 for the remainder of calendar 2001 and increasing thereafter by $20,000 per annum. In addition, the agreements provide for an annual bonus of $60,000 for the remainder of calendar year 2001 and increasing thereafter by $60,000 per annum. On September 1, 2001 the Company entered into a three-year employment agreement with David Marshall as Vice President - Manufacturing. The employment agreement provides for annual base salary of $144,000 for the remainder of calendar 2001 and increasing by $16,000 for calendar year 2002, and increasing thereafter by $30,000 per annum. In addition, the agreement provides for annual bonuses of $25,000, $40,000 and $50,000 for calendar years 2001, 2002 and 2003 respectively.

The company may pay all compensation under these agreements either in cash or common stock as determined by the Board of Directors. In connection with these agreements, the company granted Mr. Martindale and Mr. Brooks each 180,000 options at $5.00 per share and 90,000 options at $5.00 per share for Mr. Marshall. The term of the options granted shall be for a period of 10 years.

Note 11 Variable Gear LLC

On January 1, 2008, the Company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. At September 30, 2001 such fair market value cannot yet be reasonably estimated.

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

               The company's plan of operation relative to its automotive inventions over the next 12 months is

o	to complete the infinitely variable transmission prototype as soon as possible;
o	to install the infinitely variable transmission into company owned vehicles and begin testing to document actual emission levels and fuel economy;
o

to initiate discussions with national and state environmental agencies in the
United States and other countries to quantify exact fuel savings and emissions levels and to determine the potential effect of the infinitely variable transmission on the worldwide problem of diesel engine pollutants;

o	to install the constant velocity joint, including its spherical gearing, into company owned vehicles and to test and evaluate its actual operation;
o	to incorporate all of the company's completed prototypes into the FTV™ ;

o

to continue negotiations with selected automotive and truck manufacturers to generate a letter of intent with respect to either a license, merger or joint partnership for the continued development and testing of all of the company's prototypes, their manufacture, their marketing and their worldwide sale;

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

               The company's license agreement with Dartmouth provides for a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income. Based upon industry discussions, the company anticipates that it will sublicense, joint-venture or otherwise commercialize this technology within the next 12-18 months.

               The net loss for the nine months ended September 30, 2001 was $2,885,000 as compared to the nine months ended September 30, 2000 net loss of $1,854,000.

               Research and development expenses for the nine months ended September 30, 2001 amounted to $934,000 as compared to $505,000 for the nine months ended September 30, 2000. This increase amounted to $429,000 and is due to increases in the amounts spent associated with improvements to the FTV and amounts spent on the transmission.

               General and administrative expenses for the nine months ended September 30, 2001 amounted to $1,951,000 as compared to $1,349,000 for the nine months ended September 30, 2000. This increase amounted to $602,000 and is due to increase in salaries for officers hired in August 2001, professional fees relating to consulting and legal services, and $398,000 in compensation expense for options granted to an officer in his capacity as consultant CFO.

Liquidity and Capital Resources

               The company's operations during the quarter ended September 30, 2001 were funded through the sale of 12,810 shares of common stock to Swartz for aggregate proceeds of approximately $46,425. We estimate that at the current market prices, and our daily trading volume, we will be able to sell additional shares to Swartz during the next twelve months.

                During the quarter ended September 30, 2001 the company issued 72,150 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, expenses associated with our two lawsuits, marketing research expenses as well as legal fees and associated expenses for ongoing patent work.

                At September 30, 2001 the Company's cash position was $3,000 and had a working capital deficiency of $1,141,000. During the nine months ended September 30, 2001 the Company has been dependent on the Swartz equity funding and the exchange of stock for services to sustain operations. In addition, during the three months ended September 30, 2001, the Company received $92,000 in loans from stockholders to fund operations.

               The company anticipates that the funding it will receive from Swartz as well as its continuing issuance of shares under its Business Consultants Stock Plan may not be adequate to fulfill its needs during the next 12 months. The company recognizes, based on its current financial status and proposed plans and assumptions relating to its operations (including assumptions regarding the nature and extent of its prototype development program, its testing program, the ability of the company to secure adequate manufacturing and distribution relationships and market acceptance of the company's products) that, over the next twelve months, the company may be required to seek additional financing in the form of a significant equity investment by one or more investors in privately-negotiated transactions or through debt-financing or both which may significantly dilute existing stockholders. However, other opportunities such as collaborations or license arrangements may generate additional funding.

               If the company was unable to raise additional financing through equity or other opportunities in addition to monies we raise from Swartz if any, we would be forced to cancel any attempt to manufacture and distribute the company's products ourselves. The company would have to reduce and or delay expenditures, including research and development expenditures. The company would be forced to lengthen the timeframes set forth in this section of the report within which the company would be able to commercialize its technologies. The company may also be forced to commercialize its technologies on terms which are less favorable than are presently being negotiated.

               The company's cash position at any time during the quarter ended September 30, 2001 was directly dependent upon its success in selling stock since the company did not generate any revenues. This trend is expected to continue through the balance of fiscal 2001.

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

Y2K Compliance

               The company currently uses a software which management believes is in "Year 2000" (Y2K) compliance. Management continues on an ongoing basis to evaluate the current software and implement any necessary changes to remain in "Year 2000" (Y2K) compliance.

Impact of Inflation

               Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during its fiscal quarter ending September 30, 2001.

Quarterly Fluctuations

               As of September 30, 2001, the company had not engaged in significant revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

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

On January 2, 2001, MMI moved to dismiss the plaintiffs' complaint. On September 24, 2001 the Court denied MMI's motion and allowed the case to proceed to trial. 19

               (ii)     On February 26, 2001, the company brought suit against John Spiezio and John Doe, a/k/a "Torvec1" in the United States District Court for the Western District of New York. The company contends that, Spiezio, John Doe and "Torvec1" either alone or acting on behalf of other persons, maliciously published numerous false and defamatory statements on the Internet worldwide website, "Raging Bull." The company also claims that the defendant(s) intentionally interfered with the company's business to its detriment. The company believes that as the result of the defendant(s) defamation and/or business interference, the company has sustained the following significant damages:

o an adverse effect upon the daily trading of the company's stock;
o an erosion of confidence among the company's current and potential shareholders;
o a diminution of the company's publicly trading stock value, in a range equal to at least $5.00 per share;
o damage to the business reputations of the company's management and officers.
The company seeks compensatory and punitive damages against the defendant(s) in an amount to be determined at trial and has demanded a jury trial. 20

               On April 12, 2001 defendant(s) moved to dismiss the plaintiff's complaint on the grounds that the statements made were not malicious or defamatory, constituted protected opinion and did not injure the company. On June 19, 2001, the company responded to the defendant's motion to dismiss, sought permission of the Court to add Elizabeth Spezio as a defendant and sought permission to assert a new cause of action against the defendant(s) for conspiracy under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The parties are awaiting the decision of the Court with respect to the company's and defendant's motion. On October 29, 2001, the Court granted the defendant(s) motion and dismissed the company's complaint for lacking diversity and subject matter jurisdiction.

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

               On September 24, 2001, the Court determined that even if MMI had committed fraud in bringing its lawsuit, such fraud, even if proven, did not directly relate to or influence the arbitrator's award. The Court, therefore, confirmed the award against Vernon and Keith Gleasman.

               As stated above, the company is not, and never has been, a party to this litigation. Based upon the order of the Court confirming the award against Vernon and Keith Gleasman, the company not obligated in any way to reimburse MMI for their expenses nor liable to MMI for any continuing royalty obligation or any other sums.

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

		3.2	By-laws incorporated by reference to Form 10-SB/A, Registration Statement, registering company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

		3.3	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

	(4)	Instruments defining the rights of holders including indentures

None

(5)	Opinion re: Legality

None

(8)	Opinion re: Tax Matters

None

(9)	Voting Trust Agreement Voting Trust Agreement

None

(10)	Material Contracts

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

10.3

The Company's Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements, each registering an additional 200,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000 and November 7, 2001 respectively;

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

10.7	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.8	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.9	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.10	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999;

10.11	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999;

10.12	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000;

10.13	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001;

10.14	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001;

10.15	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001;

10.16	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001;

10.17	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001.

(11)	Statement re computation of per share earnings (loss)

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

TORVEC, INC.
DATE:	November 13, 2001	By:	/S/ KEITH E. GLEASMAN Keith E. Gleasman President

DATE:	November 13, 2001	By:	/S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial and Accounting Officer

EXHIBIT INDEX
Exhibit	Page

(1)	Investment Agreement

	1.1	Investment Agreement between Swartz Private Equity, LLC and Torvec, Inc. dated September 5, 2000, including all exhibits, incorporated by reference to Form 8-K filed October 2, 2000; N/A

(2)	Plan of Acquisition, reorganization, arrangement, liquidation, or succession.

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

	3.2	By-laws incorporated by reference to Form 10-SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934; N/A

	3.3	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000; N/A

(4)	Instruments defining the rights of holders including indentures

None

(5)	Opinion re: Legality

None

28
	(8)	Opinion re: Tax Matters

None

	(9)	Voting Trust Agreement Voting Trust Agreement

None

	(10)	Material Contracts

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

10.3

The Company's Business Consultants Stock Plan,
incorporated by reference to Form S-8, Registration
Statement, registering 200,000 shares of the
Company's $.01 par value common stock reserved for
issuance thereunder, effective June 11, 1999, as
amended by reference to Form S-8 Registration
Statements, each registering an additional 200,000 shares
of the Company's $.01 par value common stock
reserved for issuance thereunder, effective
October 5, 2000 and November 7, 2001 respectively;           N/A

		10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999; N/A

		10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000; N/A

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000; N/A

10.7	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000; N/A

10.8	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000; N/A

10.9	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000; N/A

10.10	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999; N/A

10.11	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999; N/A

10.12	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000; N/A

10.13	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001; 32

10.14	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001; 57

10.15	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001; 82

10.16	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001; 106

10.17	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001. 110

	(11)	Statement re computation of per share earnings (loss)

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

None. 31

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
DATED:

EMPLOYMENT AGREEMENT

David K. Marshall

          THIS EMPLOYMENT AGREEMENT (this "Agreement"), made this first day of September, 2001, is entered into by and between TORVEC, Inc., a New York State corporation with its principal place of business at 11 Pondview Drive, Pittsford, NY 14534 (the "Company"), and David K. Marshall, residing at 34 Indian Meadow Drive, Northboro, MA 01532 ("Employee").

          WHEREAS, the Company desires to employ Employee, and Employee desires to be employed by the Company.

          NOW THEREFORE, in consideration of the mutual covenants and promises contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties agree as follows:
1.	Term of Employment.

The Company hereby agrees to employ Employee, and Employee hereby accepts employment with the Company, upon the terms set forth in this Agreement, for the period commencing on September 1, 2001 (the "Commencement Date") and ending on August 31, 2004 (such period, as it may be extended, the "Employment Period"), unless sooner terminated in accordance with the provisions of Section 4.

2.	Title; Duties and Conflicts.

Employee shall serve as an officer of the company as Vice President, Manufacturing or in such other position as the Company or its Board of Directors (the "Board") may determine from time to time. Employee shall be based at the Company's headquarters in Pittsford NY although not required to reside in the area. Employee shall be subject to the supervision of, and shall have such authority as is delegated to Employee by, the Board or such officer of the Company as may be designated by the Board.

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

The Company shall pay Employee, in periodic installments in accordance with the Company's customary payroll practices, an annual base equivalent salary of $144,000 (the "Base Salary") for the remainder of 2001 commencing on the Commencement Date. For 2002 the Base Salary will be $160,000; for 2003 the Base Salary will be $190,000; and for 2004, the Base Salary will be an annual base equivalent salary of $220,000. In addition to the Base Salary, annual bonuses of $25,000 for 2001, $40,000 for 2002 and $50,000 for 2003 will be paid quarterly, provided that the Company has achieved agreed upon business objectives for each respective quarter established and approved by the Chief Operating Officer of the Company.

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

There is hereby granted to the Employee an incentive stock option to purchase up to 90,000 shares of the Company's $.01 par value Common Stock at an exercise price of $5.00 per share. The option granted hereby shall be subject to the terms and conditions set forth in the Stock Option Agreement attached hereto and made a part hereof. The term of the option shall be for a period of 10 years, shall vest immediately, shall provide for immediate and full vesting in the event the Company is acquired and shall provide that the right to exercise the option in accordance with its terms shall survive the Employee's termination of employment.

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

TORVEC, Inc. 11 Pondview Drive Pittsford, NY 14534 Attention: Keith Gleasman Telephone: 716/248-8549 Facsimile: 716/383-0175

with a copy to:

Chamberlain D'Amanda Oppenheimer and Greenfield 1600 Crossroads Buildings, Two State Street Rochester, NY 14614-1397 Attention: Richard Sullivan . Telephone: 716/232-3730 Facsimile: 716/232-3882

if to Employee, to:

David K. Marshall
34 Indian Meadow Drive
Northboro, MA 01532
Telephone: 303-546-9785
Facsimile: 303-546-9835

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

TORVEC, INC.

By: /S/ KEITH E. GLEASMAN

Title: President

EMPLOYEE

/S/ DAVID K. MARSHALL
David K. Marshall

SCHEDULE A

Agreements with Prior Employers

INCENTIVE STOCK OPTION AGREEMENT

          THIS INCENTIVE STOCK OPTION AGREEMENT MADE as of this 1st day of September, 2001 between TORVEC, INC., a New York business corporation (herein referred to as the "Company"), and David K. Marshall (herein referred to as the "Optionee");

WITNESSETH:

          1.          The Company hereby grants to the Optionee an Option (hereinafter referred to as "Option") to purchase an aggregate of 90,000 shares of the $.01 par value Common Stock of the Company (herein referred to as the "Shares") at a price of $5.00 per Share to be paid by the Optionee with cash, a certified check or a bank cashier's check made payable to the order of the Company. Alternatively, provided the Board of Directors shall approve the specific transfer, the Optionee may pay for the Shares, either in whole or in part, by the delivery of Common Stock of the Company already owned by him which will be accepted as payment for the Shares, based upon such Common Stock's fair market value on the date of exercise. In addition, provided the Board of Directors shall approve the specific transfer, payment for the Shares, either in whole or in part, may be made by delivery of Common Stock acquired by the Optionee under any of the Company's stock option plans, provided, however, that if this Option is exercised in part, Shares acquired by such partial exercise may not be used as payment for additional Shares to be acquired under this Agreement. In order for the Optionee to so use shares of Common Stock previously acquired under any of the Company's stock option plans as payment for the Shares either in whole or in part, the transfer of such previously acquired Common Stock as payment for all or a portion of the exercise price under this Agreement must occur more than two years from the date of the grant and one year from the date of exercise of the prior option pursuant to which the Optionee acquired such Common Stock.

          2.          The term during which the Option shall be exercisable shall commence on September 1, 2001 and expire on the close of business August 31, 2011, subject to earlier termination as provided in the Torvec, Inc. 1998 Stock Option Plan (herein referred to as the "Plan"). This option shall vest immediately and be exercisable in full upon execution hereof.

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

           7          The Optionee understands and agrees that the Shares to be acquired upon the exercise of the Option may not be sold, transferred, exchanged, hypothecated, encumbered, pledged or otherwise disposed of for value for a period of six (6) months from the date of the grant of this Option.

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
TORVEC, INC.

By: /S/ KEITH E. GLEASMAN
Title: President

/S/ DAVID K. MARSHALL
David K. Marshall, Optionee

NOTICE OF EXERCISE OF STOCK OPTION

AND

RECORD OF STOCK TRANSFER

Torvec, Inc.

11 Pond View Drive

Pittsford, NY 14534

Gentlemen:

          I hereby exercise my Incentive Stock Option granted to me by Torvec, Inc. under an Incentive Stock Option Agreement dated September 1, 2001, subject to all the terms and provisions thereof and of the Torvec, Inc. 1998 Stock Option Plan referred to therein and notify you of my desire to purchase Shares of the $.01 par value Common Stock of the Company which were offered to me pursuant to the Incentive Stock Option Agreement. Enclosed is my payment in the sum of in full payment of such Shares.

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

Strategic Partnerships, Licensing Agreements, Mergers and Acquisition Partners introduced by Swartz:

Entities introduced by Swartz to Torvec and entities introduced to Torvec by the aforementioned entities shall be referred to as "Strategic Partners." All potential introductions shall be initially submitted in writing by Swartz and confirmed in writing via Schedule A by Torvec prior to being pursed by Swartz. For Strategic Partners, or affiliates thereof, who make an investment into Torvec or into whom Torvec makes an investment or enters into a strategic partnership, licensing agreement, stock swap deal, merger, acquisition or any other transaction with Torvec (collectively referred to as "Covered Transactions"), Torvec shall pay Swartz a fee of 7% of the Transaction Value (as defined below) of the transaction between Torvec and the Strategic Partners payable in cash or Torvec Common Stock ("Stock"), at Swartz' option, at the time of closing of each transaction. To the extent that Swartz is paid in Stock, then the Stock will be valued at the Market Price (as defined below) on the closing date of such transaction. In addition to the payment of the cash or Stock fee, Swartz shall receive Warrants to purchase a number of shares of Torvec Common Stock equal to 7% of the Transaction Value divided by the Market Price on the closing date of such transaction, exercisable at such Market Price, plus 7% of the number of Warrants issued to the Strategic Investor (if any), exercisable at Market Price.

Transaction Value and Transactions with no Defined Transaction Value:

"Transaction Value" shall mean the dollar amount or value of the subject transaction, provided that the value of any transaction arranged by Swartz, which does not entail a defined dollar amount will be a defined dollar or Stock value determined by Torvec and Swartz in writing prior to closing (the "Defined Value"). For any such transaction, Swartz shall receive from Torvec 7% of the Defined Value payable in cash or Stock at Swartz' option. In addition, Swartz shall receive a Warrant to purchase a number of Common Shares equal to 7% of the Defined Value, divided by Market Price, exercisable at Market Price, plus 7% of the number of Warrants issued to the Strategic Investor (if any), exercisable at Market Price. On each anniversary of the closing date thereafter, a new Defined Value shall be determined by two independent third parties, knowledgeable and experienced in that particular field or industry, acceptable to both Swartz and Torvec. In the event the Defined Value on any anniversary is greater than the highest Defined Value upon which Swartz has been compensated (the amount of such difference being referred to as a "Compensation Shortfall Amount"), Swartz shall receive the above stated fee and Warrants on such Compensation Shortfall Amount.

300 Colonial Center Parkway, Suite 300
Roswell, GA 30076
phone 770-640-8130 fax 770-643-0279

Securities offered through Dunwoody Brokerage Services, Inc. A registered broker/dealer, Atlanta, GA 770.640.0011. Member NASD/SIPC

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

Other Funding sources Introduced by Swartz:

In the event Swartz introduces Torvec to a Third Party Funding Source (as defined below), Swartz shall receive a fee equal to 7% of the amount invested or placed by the Third Party Funding Source plus a number of Warrants equal to 7% of the amount invested divided by Market Price exercisable at such Market Price. A Third Party Funding Source is, but not limited to, an Investment Bank, Broker/Dealer or Securities Broker.

Disputes as to Transaction Value, Defined Value or Market Price:

Should the parties hereto not agree on the Defined Value, Transaction Value, or Market Price as each is defined above, Torvec agrees to forego and not circumvent Swartz with respect to any transaction with any Strategic Partners, or any affiliate thereof, until such time as the parties hereto can agree on the Defined Value.

No-Circumvention:

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

Torvec Investment Banking Services                                                    Page 2

Termination:

Torvec and Swartz have the right to submit written notice of their respective intent to terminate the Agreement. This Agreement, except as to the Non-Circumvention Section, shall be deemed terminated within 30 days of receipt of the written notice of termination from either Torvec or Swartz.

DUNWOODY BROKERAGE SERVICES, INC. By: /S/ ROBERT HOPKINS Robert Hopkins, President Date: 10-23-2001 SWARTZ INSTITUTIONAL FINANCE By: /S/ ERIC SWARTZ Eric Swartz, OSJ Date: 10-23-2001	TORVEC, INC. By: /S/ KEITH E. GLEASMAN Print Name: KEITH E. GLEASMAN Title: PRESIDENT Date: 10-23-2001

Torvec Investment Banking Services                                                    Page 3

S W A R T Z
INSTITUTIONAL FINANCE
LETTERHEAD

TORVEC, INC.

Pursuant to the executed Investment Banking Services Agreement ("Agreement"), dated __________ ___, 2001, Torvec hereby confirms that Swartz has permission to introduce Torvec to:

o

The above named company(ies) shall be covered under the terms as agreed upon the executed Agreement. This signed Schedule A will act as written confirmation for Swartz to make this/these introduction(s).

TORVEC, INC.

By: ____________________________________

Print Name: ______________________________

Title: ____________________________________

Date: ____________________________________

300 Colonial Center Parkway, Suite 300
Roswell, GA 30076
phone 770-640-8130 fax 770-643-0279

Securities offered through Dunwoody Brokerage Services, Inc. A registered broker/dealer, Atlanta, GA 770.640.0011. Member NASD/SIPC

Torvec Investment Banking Services                                                    Page 4

STOCK OPTION AGREEMENT

          THIS STOCK OPTION AGREEMENT MADE as of this 28th day of August, 2001 between TORVEC, INC., a New York business corporation (herein referred to as the "Company"), and SAMUEL M. BRONSKY (herein referred to as the "Optionee");

WITNESSETH:

          1.          The Company hereby grants to the Optionee an Option (hereinafter referred to as "Option") to purchase an aggregate of 100,000 shares of the $.01 par value Common Stock of the Company (herein referred to as the "Shares") at a price of $5.00 per Share to be paid by the Optionee with cash, a certified check or a bank cashier's check made payable to the order of the Company. Alternatively, provided the Board of Directors shall approve the specific transfer, the Optionee may pay for the Shares, either in whole or in part, by the delivery of Common Stock of the Company already owned by him which will be accepted as payment for the Shares, based upon such Common Stock's fair market value on the date of exercise. In addition, provided the Board of Directors shall approve the specific transfer, payment for the Shares, either in whole or in part, may be made by delivery of Common Stock acquired by the Optionee under any of the Company's stock option plans, provided, however, that if this Option is exercised in part, Shares acquired by such partial exercise may not be used as payment for additional Shares to be acquired under this Agreement. In order for the Optionee to so use shares of Common Stock previously acquired under any of the Company's stock option plans as payment for the Shares either in whole or in part, the transfer of such previously acquired Common Stock as payment for all or a portion of the exercise price under this Agreement must occur more than two years from the date of the grant and one year from the date of exercise of the prior option pursuant to which the Optionee acquired such Common Stock.

          2.          The term during which the Option shall be exercisable shall commence on August 28, 2001 and expire on the close of business August 27, 2011, subject to earlier termination as provided in the Torvec, Inc. 1998 Stock Option Plan (herein referred to as the "Plan"). This option shall vest immediately and be exercisable in full upon execution hereof.

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

          11.          The Optionee understands that the Option granted hereunder constitutes a "nonqualified stock option" for federal, and if applicable, state income tax purposes. Consequently, the Optionee understands that under current provisions of federal tax law, for regular as well as for purposes to the federal alternative minimum income tax, no gain or loss generally is recognized to the Optionee upon the grant of the Option. In addition, the Company will receive no business expense deduction as a result of the grant of the Option.

                    For federal income tax purposes, upon the exercise of the Option, the difference between the exercise price and the fair market value of the Shares on the date of exercise constitutes ordinary income to the Optionee and is taxed to the Optionee at normal, ordinary tax rates, except to the extent the Shares are not transferable and are subject to a substantial risk of forfeiture. To the extent such difference is required to be included as income by the Optionee, the Company is entitled to a business expense deduction. Upon the later sale of the Shares, long or short term capital gain or loss will be recognized by the Optionee, depending upon the holding period (twelve months for long term capital gain or loss) and the extent to which the selling price exceeds or is less than the Optionee's basis in the stock. The amount of gain will be taxed at normal, ordinary tax rates, with a maximum rate of 20% if the Shares are held for a period of at least twelve months.

                    The Optionee also understands that the provisions of federal tax law described herein are subject to change and, consequently, the Optionee agrees to consult with his or her own tax advisor with respect to the tax treatment to be accorded the grant of the Option herein, the exercise of such Option, and the disposition of the Shares.

          12.          Provided that the Optionee is an consultant of the Company and/or any of its subsidiaries on the date this Option is exercised, either in whole or in part, the Company shall grant the Optionee a Reload Option on such exercise date. The number of shares subject to the
Reload Option shall be equal to the number of shares of the Company's Common Stock (owned by the Optionee for at least 12 months prior to such exercise date) which he shall have used to purchase the Shares underlying this Option. The Reload Option price per share shall be equal to the fair market value of a share of the Company's Common Stock on the date the grant of the
Reload Option becomes effective, that is, the date on which this Option is exercised, either in whole or in part. Fair market value per share shall be the closing price for the Company's Common Stock as quoted on the OTC Bulletin Board, any exchange on which the Company's Common Stock is listed or NASDAQ.

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

TORVEC, INC.

By: /S/ KEITH E. GLEASMAN
Keith E. Gleasman, President

/S/ SAMUEL M. BRONSKY
Samuel M. Bronsky, Optionee

NOTICE OF EXERCISE OF STOCK OPTION

AND

RECORD OF STOCK TRANSFER

Torvec, Inc.
11 Pond View Drive
Pittsford, NY 14534

Gentlemen:

          I hereby exercise my Stock Option granted to me by Torvec, Inc. under a Stock Option Agreement dated August 28, 2001, subject to all the terms and provisions thereof and of the Torvec, Inc. 1998 Stock Option Plan referred to therein and notify you of my desire to purchase ____________ Shares of the $.01 par value Common Stock of the Company which were offered to me pursuant to the Stock Option Agreement. Enclosed is my payment in the sum of $_____________ in full payment of such Shares.

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

          I also understand that under the Plan, and in accordance with the terms of the Stock Option Agreement, I may not sell, assign, alienate, pledge, encumber or otherwise transfer for value the Shares unless a period of six (6) months has elapsed from the date of the grant of the Option to me.

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