Form 10KSB
period 2001-12-31
TORVEC INC
filed 2002-04-15
CIK 1063197

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
          (State or other jurisdiction of                                                                       IRS Employer Identification No.
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

$.01 par value common voting stock
(Title of class)

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X             No

               Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

               State issuer's revenues for its most recent fiscal year.     $0.00

               State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12(b)-2 of the Exchange Act).     $14,049,379

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.    24,140,036

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

THE COMPANY

Item 1.     DESCRIPTION OF BUSINESS.

(a)   History and Development of Our Inventions

               Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the company acquired numerous patents, inventions and know-how developed for more than ten years by Vernon E. Gleasman and members of his family. The company presently is a development stage company specializing in automotive and related technology. The company owns many U.S. and international patent properties developed by the Gleasmans protecting important inventions relating to five different areas of automotive technology:

o	(i) steering drive and suspension system for tracked vehicles

o	(ii) infinitely-variable transmission

o	(iii) hydraulic pump and motor

o	(iv) constant velocity joint

o	(v) spherical gearing

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

               Historically, the major impediments to the incorporation of Gleasman inventions into other companies' vehicles have been the "not invented here" syndrome and the problems relating to enforcement of licensing agreements by an independent inventor. Consequently, the company decided to build refined prototypes of each of its inventions, and is engineering and developing highly refined prototypes of its hydraulic pump and motor, spherical gearing and infinitely variable transmission. The company has engineered and developed prototypes of its steer drive and front suspension systems and constant velocity joint.

               Each of the company's inventions can be commercialized on a stand-alone basis. However, in contrast to the Gleasmans' past procedures of selling their inventions for another company's use, the management of Torvec decided to incorporate the track steer drive and suspension mechanisms, constant velocity joint and, as they are built, the hydraulic pump and motor, spherical gearing and infinitely variable transmission into a new type of vehicle which can be designed as a specific product that can be sold directly to the consumer. The company therefore built the highly refined prototype of its fast-track, full terrain vehicle-the FTV™ .. The FTV prototype was completed in February, 1999 and was initially showcased to the public in early spring, 1999.

               The company and its subsidiaries rely on the services of three full-time executive officers and on the full-time services of Vernon, Keith and James Gleasman as consultants. The company also relies on the services of the staff of Joseph Neri Chevrolet, Williamson, New York on a project by project basis, free of charge. To date, the company has conducted substantially all of its research, testing and product-showcasing at Neri Chevrolet. It has outsourced the actual building of all of its prototypes, subject to the direct supervision of the company's management.

                In addition, the company's secretary, Morton A. Polster, devotes the majority of his time rendering ongoing patent services to the company, including the prosecution of all of the company's foreign patent applications. Herbert H. Dobbs, chairperson of the board of directors, is active in company powerpoint presentations to and discussions with auto and truck manufacturers, auto parts suppliers, glass component suppliers and the U.S. military.

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

               The company's FTV prototype is a new type of vehicle, that management believes combines the high speed capabilities of trucks and cars with the high traction capabilities of tracked vehicles.  The company has tested the FTV prototype over the past 3 years at Neri Chevrolet. It has demonstrated the FTV in person to representatives of the majority of U.S. and foreign auto and truck manufacturers at the Neri facility over the past 2 years. Based upon these tests, demonstrations and the reaction of industry representatives, the company believes it has shown that the FTV is relatively easy to drive and steers as easily as a car. The company also believes it has shown that this tracked vehicle can traverse almost any terrain, with speeds ranging from 45 to 65 mph being attainable on pavement and other relatively flat surfaces. The company also believes that it has shown that the FTV is also environmentally sensitive since its low ground pressure, less than 2 pounds per square inch, does not damage paved road surfaces or leave ruts or cause potholes on unpaved surfaces. We believe our rubber tracks will be made by Goodyear, a corporation dedicated to supporting original equipment manufacturers, and Goodyear has provided the tracks for the company's FTV prototype. The FTV is able to perform as it does because of its unique steering mechanism, which is protected by several patents in Europe and Japan as well as the following U.S. patents: multi-axle vehicle steer drive system (4732053), no-slip imposed differential reduction drive (4776235), no-slip imposed differential (4776236), steer-driven reduction drive system (4895052) and modular track system (6135220). This steer-drive mechanism can best be described in engineering terms as a hydro-mechanical steering mechanism. The "mechanical" portion is manufactured from conventional, high volume gearing, while the "hydro" portion is our patented hydraulic pump and motor. Conventional hydraulic pumps and motors are large, noisy and inefficient at low revolutions per minute. The company believes its patented hydraulic pump and motor has the potential to solve these problems.

Torvec's Infinitely Variable Transmission

               The Company is now building a commercial prototype of the infinitely variable transmission, which will be completed if and when funding is available. The infinitely variable transmission is a transmission that provides an uninterrupted drive through an infinite number of geared speed ratios, allowing ideal torque flow to propel the vehicle while permitting the engine to run at optimum efficiency. The company believes that the next generation of diesel engines with state-of-the-art electronic controllers will provide the necessary mechanisms to adequately control the infinitely variable transmission without a significant cost impact. Industry data has shown that the use of constant velocity and infinitely variable transmissions improves the fuel efficiency of all engines (gas/diesel), thus leading to reduced pollution. The company believes that its IVT will permit automotive diesel/gasoline engines to operate in a near steady-state mode, with reduced pollution, at most times during normal operation, i.e., under the starting, stopping, acceleration and deceleration of normal urban traffic. For instance, such a near steady-state optimum condition may match the usual engine setting when the vehicle is being driven at its top urban speed (e.g., 35-45 miles per hour). It should be noted that this optimum urban cruising speed may be only approximately twice the normal idling speed of the engine, and that this steady-state setting is relatively low in comparison to the normally required engine speed of three, four or five times idling speed that must be attained by the same diesel/gasoline engine each time the vehicle accelerates between each of the conventional forward gears (e.g., when shifting from first gear to second gear, then from second to third, etc.).

               In addition to having the potential of reducing diesel particulates, the company's transmission will be less complicated and has approximately 1/3 fewer parts when compared to a conventional four or five speed automatic transmission, making it smaller in size, lighter in weight and, therefore, further improving fuel economy. The company's transmission, which the company believes will be simpler and less expensive to manufacture than existing transmissions, should provide the automotive industry with a higher performing product at a lower cost.

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

               In December, 1999, the company finished an extensive CAD/CAM evaluation of IVT. The evaluation included finite element analysis, fluid dynamics analysis and material compatibility analysis for "real world conditions" under temperatures ranging from minus 20 degrees fahrenheit to 150 degrees. This simulation confirmed the performance of the device when used with a constant RPM input. Running a diesel engine at constant RPM and using an IVT will minimize the transients associated with gear changes. By reducing the transients, the amount of soot emitted should be reduced, thus reducing the pollutants associated with soot particles.

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

Hydraulic Pump/Motor, Constant Velocity Joint, and Spherical Gearing

               The company's patented infinitely variable transmission will incorporate a hydraulic pump/motor machine and, although it can be operated with commercially-available pump/motors, it is most effectively used in combination with the company's patented hydraulic pump/motors. The company's pump and motor is significantly simpler, smaller and lighter than other commercially available pump/motors having comparable performance specifications. The key feature of the company's pump and motor is its swash-plate mounting arrangements that utilize a new form of gearing which is also proprietary to the company. This new form of gearing -- spherical gearing -- is based upon the geometry of spheres rather than conventional gear of geometry of cylinders and cones. This spherical gearing has been incorporated in yet another company-owned invention, which has been developed to replace constant velocity joints used, among other places, in all front-wheel drive vehicles. The company's constant velocity joint is a departure from known designs, and its efficiency and weight savings may provide a significant competitive advantage in the annual constant velocity joint market of over 200 million per year.

               The company's spherical gears have been used to form a geared ball-and-socket coupling in which driving tooth contact is maintained continuously while, at the same time, permitting the coupling to be flexed at 40 degrees to either side of center. The potential versatility of the company's spherical gears may open the door to many yet unknown solutions and products yet to be discovered. This new gearing paradigm will be used in the swash-plate mechanism of the company's hydraulic pump and motor, and it will also be used to create a constant velocity joint as a working prototype ready for installation in a car.

               The company's CV Joint delivers torque through a varying angle. For example, it moves through a drive shaft to the wheels of a front wheel drive car as it is steered. The patented breakthrough in the company's CV Joint, management believes, is the unique use of spherical geometry to deliver torque over a greater range of motion and more evenly, with fewer parts, less weight and lower cost than the competition.

               The company initially developed its CV Joint to provide a better performing torque transfer component for some of its other products. It has recently begun pursuing applications beyond its original intended use. In particular, the CV Joint has great potential as a general component to many automotive suppliers, providing a proprietary offering in a commodity field with annual unit sales in excess of 200 million.

(c)     Our Patented Ice Technology

               On November 29, 2000, the Company entered into an Agreement and Plan of Merger to acquire Ice Surface Development, Inc. ("ISD"), a wholly-owned subsidiary of UTEK Corporation, 202 South Wheeler Street, Plant City, Florida 33566. As a result of the merger, the company acquired through a wholly-owned subsidiary, a 20 year, exclusive worldwide license granted by the Trustees of Dartmouth College to ISD for land-based motorized applications to a novel ice adhesion modification system developed by Professor Victor F. Petrenko at Dartmouth's Thayer School of Engineering. The Dartmouth patented technology allows for the rapid non-thermal de-icing of vehicle surfaces using a novel electrochemical decomposition technology invented by Dr. Petrenko. Dr. Petrenko's work has shown that electrodes attached directly to surfaces can break down ice and water through the process of electrolysis. When applied to automotive and truck surfaces, gas bubbles of hydrogen and oxygen are formed during the electrolysis process. These bubbles generate pressure on the vehicle surface therefore shedding ice. In addition to this just-described non-thermal electrolytic process, the Dartmouth license to the company also includes rights to a further Petrenko de-icing process that uses the combination of one of several special coatings with high-frequency alternating electric current for melting surface ice.

               In June, 2000, Dr. Petrenko's technology was licensed by Dartmouth to The BF Goodrich company for all aircraft and marine applications. Recently Discover Magazine honored Dr. Petrenko's technology as the "most innovative invention for the aerospace industry in the year 2000."

               Aside from repelling ice on glass and other surfaces, Dr. Petrenko's technology also increases the traction of rubber on ice. New ice traction systems based upon this technology could give vehicles, including the FTV vehicle, as much traction on ice as if they were driving on dry pavement. Vehicles could one day be equipped with "smart" tracks that grab ice.

               The company acquired ISD from UTEK to integrate the Dartmouth icing technology into its FTV™ as well as to sub-license the technology for a wide-assortment of land-based motorized vehicle applications (e.g. cars, trucks, trains, trailers), including their components (e.g. windshields).

(d)     Current Status of Product Development

               Based upon our experience and research to date, we believe the following inventions will eventually become commercially viable:

o o o o o

the FTV, including the steering drive and suspension for tracked vehicles;

the infinitely variable transmission;

the hydraulic pump and motor;

the constant velocity joint which includes Torvec's spherical gearing;

the ice technology.

               During the past four years, we have engineered and developed some of our inventions from concept to prototype, a process which has included detail computer aided design, generation of computer aided engineering simulation, generation of adequate drawings and process definition, the manufacture and assembly of each of our prototypes, testing of the prototypes, identifying and resolving problems resulting from testing and updating the design where appropriate to reflect any changes needed. This development process has generated several improvements that, like all of these just-described inventions, have been and are being protected by patents in the world's major automotive markets.

These inventions are in the following stages of development:

o

the FTV prototype has been completed and continues to be showcased to automobile, truck manufacturers and assembly suppliers. We have developed a detailed manufacturing plan for the FTV, including factory floor layouts, commitments for the sourcing of major assemblies, identification of major suppliers, identification of critical skills necessary to produce the vehicle on a commercial basis, assembly cost estimates, and an overall business plan for the manufacture, assembly and distribution of the vehicle;

o

the infinitely variable transmission - the prototype is being built. The infinitely variable transmission incorporates the hydraulic pump and motor allowing us to meet the desired envelope for incorporation into automobiles, trucks and the FTV. Preliminary tests of the infinitely variable transmission have been performed at an independent test facility. The results have confirmed the transmission's function, which is to enable an automotive engine to run at a fixed revolutions per minute, while providing the needed range of power and torque output to improve efficiency;

o	the hydraulic pump and motor - the prototype is being built. Once completed, an extensive testing program will initiated prior to the incorporation of the hydraulic pump and motor into our IVT ;
o	the CV Joint - the CV Joint prototype is complete and is ready for comprehensive testing. A partner is being sought to further commercialization.
o	the ice technology - has been developed sufficiently to market to prospective purchasers; we continue to work with Dr. Petrenko at Dartmouth College to refine this technology.

(e)     Business Development and Commercialization of Products

               The following table sets forth the advances we have made with respect to our technology, the material stages of development that are required in order to manufacture and commercially offer our products and an approximate timeline for doing so:
Product	Feasibility Studies/ Testing	Product/Process Development	Commercialization	Estimated Time to Commercialization

FTV™ Vehicle	Complete	Prototype built-being test driven and showcased	OEM discussions underway	24 to 36 months

Infinitely Variable Transmission	Complete	Prototype is being built	OEM discussions underway	18 to 24 months

Hydraulic Pump/Motor	Complete	Prototype is being built; initial tool design in process	OEM discussions underway	9 to 10 months

CV Joint	Complete	Prototype built; initial tool design in process	NOVA agreement signed	possible within 6-9 months

Ice Technology	Complete	Prototype built; testing; in commercial design	NOVA agreement signed	possible within 6-9 months

               As indicated in the above chart, we have been and continue to be in ongoing and periodic discussions with automobile manufacturers, truck manufacturers as well as parts and assembly suppliers to manufacture, produce and distribute our automotive technologies, including the FTV vehicle, to the consuming public. Generally, these discussions no longer are focusing on the validation and credibility of our inventions, but now are focusing on pricing issues as well as how to structure a Torvec-auto or truck manufacturer transaction, including direct licensing, joint venture partnership and the direct acquisition by or of Torvec through a merger or similar transaction.

               With respect to the CV Joint, on December 12, 2001, the company engaged the services of The Nova Group, an international professional services firm with offices in Boston, London and Paris, to manage the sale of rights to the CV Joint. This engagement furthers management's strategy of selling or licensing its non-core technology to provide the company with a source of capital for further development and commercialization of its core technologies. The company decided to sell rights to its CV Joint at this time because market conditions appeared favorable. The Nova Group was chosen because of its international scope, its experience and its knowledge of the company and its technologies. The company intends to retain the rights to use the CV Joint for its own vehicles.

               On November 29, 2001, the company engaged The Nova Group to manage the sale of rights to the ice technology. The engagement furthers management's strategy of selling or licensing its non-core technology to provide the company with a source of capital for further development and commercialization of its core technologies. The company decided to sell rights to its ice technology at this time since the ice technology has reached a new development milestone, improving its commercial viability and value. The Nova Group was chosen because of its international scope, its experience and its knowledge of the company and ice technologies. The company intends to retain the rights to use the ice technology for its own vehicles.

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

               Our board chairman, Herbert H. Dobbs, was the former technical director of the United States Army Tank-Automotive Command, which effectively made him the United States Army's chief engineer for all ground vehicles and related technology. Since his retirement from the U.S. Army in 1985, Dr. Dobbs has remained active as a consultant to the U.S. Army on specific issues related to his expertise and, since 1994, has been a member of or consultant to the Army Science Board. The Army Science Board provides direct advice to the Secretary of the Army, the Chief of Staff of the Army and the Department of the Army staff on technical and management issues. Dr. Dobbs has discussed the FTV and its capabilities with Army Science Board members and senior Army leaders. Literature describing the FTV and its capabilities has been provided. Dr. Dobbs still works on Army programs in this area with senior U.S. Army personnel responsible for the development and acquisition of U.S. military ground vehicles. Under its normal procurement procedures, the Army tells industry what it needs and then chooses the best candidate offered by industry that meets specified Army requirements. Torvec management has been assured that the Army will consider the FTV if Torvec offers it as a candidate when the next U.S. military truck acquisition program for class II-III trucks is initiated by the Department of Defense.

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

               With respect to these foreign markets, the infrastructure of most of Asia, Africa, South and Central America is very similar to the U.S. in the early 1900's. At that time U.S. demographics were as follows: eighty percent of the population lived in rural areas, income was low and transportation was limited to walking, bicycles, push carts and animal pulled vehicles. Roads, when they existed, were dirt and at time impassable due to terrain or inclement weather. Even with the advent of automobiles, commerce remained inhibited because paved roads were only found in the cities. Similarly, the wheeled vehicles of the developing country today can only traverse the rural dirt roads during certain seasons of the year. When roads are in rough condition (e.g., muddy, blocked by snow or ice, etc.), there is little difference in travel time between an animal drawn cart, a man on foot or bicycle, or a wheeled car. If they are able to travel at all, even four-wheel drive vehicles are usually limited to 4-5 mph under these conditions. The idealized vehicle would be a vehicle that could travel at higher speeds (25-50 mph), regardless of the terrain, significantly shortening the travel time between rural areas and the primary marketplaces in the city. A tracked vehicle, in effect, "brings its own road with it".

               The company's ability to generate revenue and become profitable is also dependent upon the automotive industry's acceptance of its other products, namely the infinitely-variable transmission, the hydraulic pump and motor, the constant velocity joint and spherical gearing. The company's ultimate growth and future financial performance will depend on demonstrating the advantages of such products over existing technologies to an automotive industry which has committed substantial resources to product systems utilizing old technology. In addition, despite management's belief that its products are superior, the company will have to overcome the "not invented here" attitude that permeates the industry. However, the recent Bush Administration decision to implement the previous administration's stricter diesel emission standards has lead to increased automotive industry interest in the emission reduction capabilities of the company's automotive inventions, especially its infinitely-variable transmission.

Item 2.     DESCRIPTION OF PROPERTY.

               On January 7, 1998, the company entered into a Service and Space Agreement with Joseph L. Neri, Sr. (a shareholder) and Joseph Neri Chevrolet-Oldsmobile-Pontiac pursuant to which the company was entitled to lease the premises described below. The agreement was terminated on August 31, 1999 and, in accordance with an informal and oral understanding with Mr. Neri, the company was permitted to utilize the premises at no charge from time to time during fiscal year 2001 and, unless a suitable pilot facility is acquired, anticipates utilizing the facility in fiscal year 2002 in similar fashion. The facility is located at 3740 Route 104, Williamson, New York (approximately 20 minutes from downtown Rochester, New York). The facility is approximately 17,000 sq. ft., situated on 8 acres of land. The company has been able to use the facility, all utilities (including telephone system with an after-hour answering service), computer system, service department, specialized equipment and tools with D.E.C. approved above-ground lifts, one of which has a 28,000 lb. capacity for trucks and buses, an 8 bay body shop, complete with a paint room and Kansas Jack straightening machine, and a two floor parts department. The company believes that this facility is sufficient to construct all prototype FTV vehicles as well as assemble and install all prototypes for the company's other products for testing and demonstration purposes.

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

               On September 24, 2001, the Court denied MMI's motion. The case is in the discovery phase and the trial with jury selection is scheduled to begin on August 22, 2002.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               There were no matters submitted to the Company's shareholders during the fourth quarter of the Company's fiscal year ended December 31, 2001.

Subsequent Event

                The annual meeting of the company's shareholders was held on January 24, 2002. At the meeting, at which a quorum of the requisite number of shares under the company's by-laws for the conduct of business was present either in person or by proxy, the following items were voted on by the shareholders with the following results:

1.	Election of Directors:	For:	Withheld

	Herbert H. Dobbs	20,637,150	4,645

	Keith E. Gleasman	20,623,950	17,845

	Michael Martindale	20,624,050	17,745

	Jacob H. Brooks	20,624,050	17,745

	Morton A. Polster	20,637,150	4,645

	James A. Gleasman	20,634,870	6,925
2.	Ratification of the appointment of Richard A. Eisner & Company, LLP by The Board of Directors as independent auditors for the fiscal year ending December 31, 2001.

	For 20,635,110	Against 5,200	Abstain 1,485
3.	Increase the number of shares we can issue under our Business Consultants Stock Plan from 600,000 to 1,500,000 shares.

	For 20,542,410	Against 86,500	Abstain 12,885
4.	To permit special shareholder meetings to be called only by board of directors.

	For 18,293,494	Against 49,530	Abstain 11,897	Not Voted 2,286,874

5.	To provide that directors may be removed only for cause by the shareholders.

	For 18,101,745	Against 250,491	Abstain 2,685	Not Voted 2,286,874
6.	To provide procedures to govern shareholder proposals at annual meetings.

	For 18,304,236	Against 44,100	Abstain 6,585	Not Voted 2,286,874

PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)     Market Information

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

2000	High	Low
1st Quarter	$ 7.12	$3.37
2nd Quarter	$ 4.87	$2.06
3rd Quarter	$10.00	$2.50
4th Quarter	$ 5.25	$2.50

2001	High	Low
1st Quarter	$ 5.75	$3.50
2nd Quarter	$ 5.25	$4.20
3rd Quarter	$ 5.15	$1.75
4th Quarter	$ 2.25	$0.75

(b)     Holders

               As of December 31, 2001, the company had 232 shareholders of record.

(c)     Dividend Policy on Common Stock

               The company has not paid any dividends on its common stock since its inception. The declaration or payment of dividends, if any, on the company's common stock is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors. The Board of Directors does not currently intend to declare or pay any dividends on its common stock in the foreseeable future and intends to retain any earnings to finance the growth of the company.

(d)     Swartz Private Equity Financing

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

               In its agreement with Swartz, the company agreed to file a Registration Statement pursuant to the Securities Act of 1933 for sale by Swartz of the shares acquired through this transaction. The company filed a Form SB-2 Registration Statement covering the 5,000,000 shares reserved for sale under the agreement on October 19, 2000. Such Registration Statement was declared effective by the Securities and Exchange Commission on October 23, 2000.

               In accordance with the Agreement, the Company sold 101,910 shares to Swartz and raised proceeds equal to $324,210 during its fiscal year ending December 31, 2001. In connection with these sales, the company issued 10,190 purchase warrants to Swartz at an initial exercise price equal to 110% of the market price for the company's common stock with respect to each put.

               Also registered on the Form SB-2 were 354,000 common shares on behalf of certain consultants under a piggyback registration, which will allow these consultants to exercise options for common stock at $5.00 per share. If all these options are exercised, $1,770,000 will be provided to the company. No options were exercised during fiscal year 2001.

(e)     Preferred Stock

               On August 30, 2000, the company filed an amendment to its Certificate of Incorporation to increase its authorized shares to 140,000,000 and to divide such authorized shares into 100,000,000 shares of $.01 par value preferred stock and 40,000,000 shares of $.01 par value common stock.

               Under the amendment, the Board of Directors has the authority to issue preferred stock in series and to fix the designation, relative rights, preferences and limitations applicable to each series.

               The company did not issue preferred stock in fiscal year 2001.

Subsequent Event

               On January 30, 2002, the company engaged Pittsford Capital Group as its nonexclusive agent to raise up to $5,000,000 in capital through the sale of up to 2,000,000 shares of the company's $.01 par value preferred stock. The Board designated the preferred stock to be issued in the fund raising effort as Class A Preferred Shares. The relative rights, preferences and limitations of the Class A Preferred Shares are as follows:
A.	Number of Shares

The number of Class A Preferred Shares initially authorized is 3,300,000 Class A Preferred Shares. The initial number authorized shall be increased as required to provide Class A Preferred Shares for payment of dividends as described in Section B, distribution to holders in accordance with Section C and as described in Section F.

B.	Dividends

(i)

So long as any Class A Preferred Shares are outstanding, the holders of the Class A Preferred Shares will be entitled to receive cumulative preferential dividends in the amount of $.40 per Class A Preferred Share and no more for each annual dividend period. The annual dividend period shall commence on the first day of each March and shall end on the last day of the immediately succeeding February, which February date is referred to as the "Dividend Accrual Date".

(ii)

When and as declared by the Board, dividends payable on the Class A Preferred Shares will be paid in cash out of any funds legally available for the payment of dividends or, in the discretion of the Board, will be paid in Class A Preferred Shares at a rate of 1 Class A Preferred Share for each $4.00 of dividends. No fractions of Class A Preferred Shares shall issue. The Company shall pay cash in lieu of paying fractions of Class A Preferred Shares on a pro rata basis.

(iii)

Dividends shall be cumulative from the date of issuance of Class A Preferred Shares, whether or not declared and whether or not, in any annual dividend period(s), there are net profits or net assets of the Company legally available for the payment of dividends.

	(iv)	Accumulated and unpaid dividends on the Class A Preferred Shares will not bear interest.

(v)

So long as any Class A Preferred Shares are outstanding, the Company may not declare or pay any dividend, make any distribution, or fund, set aside or make monies available for a sinking fund for the purchase or redemption of, any shares or stock of the Company ranking junior to the Class A Preferred Shares with respect to the payment of dividends, including the $.01 par value common stock of the Company ("Junior Stock"), unless all dividends in respect of the Class A Preferred Shares for all past annual dividend periods have been paid and such dividends for the current annual dividend period have been paid or declared and duly provided for. Subject to the foregoing, and not otherwise, the dividends (payable in cash, stock or otherwise) as may be determined by the Board, may be declared and paid on any Junior Stock from time to time out of any funds legally available therefor, and the Class A Preferred Shares will be entitled to participate in any such dividends, whether payable in cash, stock or otherwise on a pro rata basis.

C.	Liquidation Rights

(i)

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Class A Preferred Shares then outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount in respect of any shares of any Junior Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Company, all accumulated and unpaid dividends (including a prorated dividend from the last Dividend Accrual Date) in respect of any liquidation, dissolution or winding up consummated except that, notwithstanding the provisions of Section B(ii), all of such accumulated and unpaid dividends will be paid in Class A Preferred Shares at a rate of 1 Class A Preferred Share for each $4.00 of dividends. No fractions of Class A Preferred Shares shall issue. The Company shall pay cash in lieu of paying fractions of Class A Preferred Shares on a pro rata basis.

(ii)

The Class A Preferred Shares will be entitled to participate on a pro rata basis in any distribution of assets as may be made or paid on Junior Stock upon the liquidation, dissolution or winding up of the Company.

(iii)

A consolidation or merger of the Company with or into any other corporation or corporations or any other legal entity will not be deemed to constitute a liquidation, dissolution or winding up of the Company as those terms are used in this Section C.

D.	Redemption

(i)

The Company may, in the absolute discretion of its Board, redeem at any time and from time to time from any source of funds legally available any and all of the Class A Preferred Shares at the Redemption Price.

(ii)

For each redemption, the Redemption Price for each Class A Preferred Share shall be equal to amount paid per Class A Preferred Share payable in cash, plus an amount payable (not withstanding the provisions of Section B (ii)) in cash equal to the sum of all accumulated unpaid dividends per Class A Preferred Share (including a prorated annual dividend from the last Dividend Accrual Date) to the respective date for each redemption on which the Company shall redeem any Class A Preferred Shares (the "Redemption Date").

(iii)

In the event of a redemption of only a portion of the then outstanding Class A Preferred Shares, the Company will affect the redemption pro rata according to the number shares held by each holder of Class A Preferred Shares.

(iv)

At least 20 days and not more than 60 days prior to the date fixed by the Board for any redemption of Class A Preferred Shares, written notice (the "Redemption Notice") will be mailed, postage prepaid, to each holder of record of the Class A Preferred Shares at his or her post office address last shown on the records of the Company. The Redemption Notice will state:

		o	whether all or less than all of the outstanding Class A Preferred Shares are to be redeemed and the total number of Class A Preferred Shares being redeemed;
		o	the number of Class A Preferred Shares held by the holder that the Company intends to redeem;
		o	the Redemption Date and Redemption Price; and
		o	that the holder is to surrender to the Company, in the manner and at the place designated in Section D(v), his or her certificate or certificates representing Class A Preferred Shares to be redeemed.

(v)

On or before the date fixed for redemption, each holder of Class A Preferred Shares must surrender the certificate or certificates representing Class A Preferred Shares to the Company, accompanied by instruments of transfer satisfactory to the Company and sufficient to transfer the Class A Preferred Shares being redeemed to the Company free and clear of any adverse interest, at the place designated in the Redemption Notice. The Redemption Price for the Class A Preferred Shares redeemed will be payable in cash on the Redemption Date to the person whose name appears on the certificate(s) as the owner of such certificate(s) as of the date of the Redemption Notice. In the event that less than all of the Class A Preferred Shares represented by any certificate(s) are redeemed, a new certificate will issued by the Company representing the unredeemed Class A Preferred Shares to the same record owner.

(vi)

As promptly as practicable after surrender of the certificate(s) representing the redeemed Class A Preferred Shares, the Company will pay the Redemption Price to the record holder of the redeemed Class A Preferred Shares.

(vii)

Unless the Company defaults in the payment in full of the Redemption Price, the obligation of the Company to pay dividends on the Class A Preferred Shares redeemed shall cease on the Redemption Date, and the holders of the Class A Preferred Shares redeemed will cease to have any further rights with respect to such redeemed Class A Preferred Shares on the Redemption Date, other than to receive the Redemption Price.

(viii)	The holders of the Class A Preferred Shares have no right to seek or to compel redemption of the Class A Preferred Shares.
E.	Voting Rights

The holders of Class A Preferred Shares are not be entitled to vote in any and all elections of directors and with respect to any and all other matters as to which the vote or consent of shareholders of the Company shall be required or taken.

F.	Conversion Privilege

(i)

The holders of the Class A Preferred Shares have the right, at each holder's option but subject to Board approval in each case, to convert each Class A Preferred Share into 1 fully paid and nonassessable share of the $.01 par value common stock of the Company ("Common Share") without payment of any conversion price or other consideration. Such 1 for 1 rate of conversion is subject to adjustment as set forth in F(x).

(ii)

The Conversion Privilege set forth in this Section F may not be exercised by the holder of Class A Preferred Shares until 1 year shall have elapsed from the issue date of the Class A Preferred Shares held by such holder and may not be exercised if the Board shall not have approved the actual exercise of such Conversion Privilege by such holder of Class A Preferred Shares. Such approval shall not be unreasonably withheld. Upon receipt of the Notice of Conversion described in Section F(iii) below and the Board's approval of such conversion, the Company shall give a Notice of Approval to the holder within 48 hours of the receipt of the Notice of Conversion that the exercise of the Conversion Privilege by such holder is approved.

(iii)

In order to exercise the Conversion Privilege, the holder of Class A Preferred Shares must give written notice to the Company that the holder elects to covert the number of Class A Preferred Shares as specified in the Notice of Conversion. The Notice of Conversion will also state the name(s) and address(es) in which the certificate(s) for Common Shares issuable upon the conversion are to be issued. Upon receipt of the Company's Notice of Approval, the holder of the Class A Preferred Shares must surrender the certificate(s) representing the Class A Preferred Shares being converted to the Company, accompanied by instruments of transfer satisfactory to the Company and sufficient to transfer the Class A Preferred Shares being converted to the Company free and clear of any adverse interest at the office maintained for such purpose by the Company. As promptly as practicable after the surrender of the certificate(s) representing the Class A Preferred Shares converted, the Company will issue and deliver to the holder, or to such other person designated by the holder's written order, a certificate(s) for the number of full Common Shares issuable upon the conversion of the Class A Preferred Shares in accordance with the provisions of this Section F(iii).

(iv)

The Conversion Privilege may be exercised in whole or in part and, if exercised in part, a certificate(s) will be issued for the remaining Class A Preferred Shares in any case in which fewer than all of the Class A Preferred Shares represented by a certificate(s) are converted to the same record holder of Class A Preferred Shares converted.

(v)

Each conversion will be deemed to have been effective immediately prior to the close of business on the date on which the Class A Preferred Shares will have been so surrendered as provided in Section F(iii) (the "Conversion Date") and the person(s) in whose name(s) any certificate(s) for Common Shares will be issuable upon the conversion will be deemed to have become the holder(s) of record of the Common Shares on the Conversion Date. Effective as of the Conversion Date, the Company will have no obligation to pay dividends on the Class A Preferred Shares converted provided that effective as of the Conversion Date, the Company shall pay all accumulated and unpaid dividends (including the prorated dividend from the last Dividend Accrual Date) on the Class A Preferred Shares converted, payable in the discretion of the Board, in cash out of any funds legally available for payment of such dividends or in Class A Preferred Shares.

(vi)

The Conversion Privilege shall terminate with respect to Class A Preferred Shares called for redemption by the mailing of a Redemption Notice described in Section D(iv) on the close of business on the date immediately preceding the Redemption Date.

(vii)

Notwithstanding the requirement for Board approval and the 1 year limit set forth in Section F(ii), in case of any consolidation or merger to which the Company is a party other than a merger or consolidation in which the Company is the surviving corporation or in case of any sale or conveyance to another corporation of all or substantially all of the assets of the Company or in the case of any statutory exchange of securities representing an excess of 50% of the total outstanding securities of the Company with another corporation (including any exchange effected in connection with a merger of a third corporation into the Company), the holders of Class A Preferred Shares then outstanding will have the right to convert the Class A Preferred Shares into the kind and amount of securities, cash or other property which the holder would have owned or have been entitled to receive immediately after the consolidation, merger, statutory exchange, sale or conveyance, had the Class A Preferred Shares been converted immediately prior to the effective date of the consolidation, merger, statutory exchange, sale or conveyance as the case may be.

(viii)

Notwithstanding the 1 year holding period set forth in Section F(ii), in the event the highest bid price for the Company's $.01 par value common stock quoted on any exchange, automated quotation system or the OTC Bulletin Board on which such stock is actively traded is $20 or more on 5 consecutive trading days, the holders of Class A Preferred Shares shall have the right to convert such Class A Preferred Shares upon Board approval.

(ix)

Common Shares delivered upon conversion of Class A Preferred Shares will be, upon delivery, validly issued, fully paid and nonassessable, free of all liens and charges and not subject to any preemptive rights.

(x)	In case the Company

	o	declares a dividend, or makes a distribution, on shares of its $.01 par value common stock in shares of its $.01 par value common stock; or
	o	subdivides its outstanding shares of its $.01 par value common stock into a greater number of shares of its $.01 par value common stock; or
	o	combines its outstanding shares of its $.01 par value common stock into a smaller number of shares of $.01 par value common stock,

the number of Common Shares issuable upon the conversion of the Class A Preferred Shares shall be adjusted at the time of the record date for the dividend or distribution or the effective date of the subdivision or a combination so that after such record or effective date, the holder of Class A Preferred Shares will be entitled to receive the same percentage of ownership of the Company's $.01 par value common stock as such holder would have been entitled to receive immediately prior to such record or effective date.

(f)     Reports to Shareholders

               The company furnishes its shareholders with an annual report containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law. The company complies with periodic reporting, proxy solicitation and certain other requirements of the Securities Exchange Act of 1934.

(g)     Transfer Agent and Registrar

               Continental Stock Transfer & Trust Company has been appointed as the company's Transfer Agent and Registrar for its common stock and for its preferred stock.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

               The company's overall business strategy relating to its automotive inventions is

o

to manufacture, market and sell, either directly, through others or jointly, the FTV™ vehicle to domestic and foreign customers, especially in the Asian, African, South and Central American markets; and

o

to manufacture, market and sell, either directly, through others or jointly, its hydraulic pump and motor, its constant velocity joint and its infinitely variable transmission to automotive and truck manufacturers, suppliers and component parts assemblers.

               The company's plan of operation relative to its automotive inventions during fiscal 2002 is:

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

o	to install the CV Joint, including its spherical gearing, into a company owned vehicle and to test and evaluate its actual operation;
o	to incorporate all of the company's completed prototypes into the FTV vehicle;
o

to continue its efforts to sell or license rights to the company's
CV Joint to raise capital necessary to develop and
commercialize its core technologies by selling rights to its non-core technologies;

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

               The company continues to investigate the possibility of manufacturing the FTV vehicle itself. The company has investigated and is investigating potential sites in Rochester, New York, Massachusetts, Connecticut, and other northeastern states. The company has engaged in preliminary discussions with a number of financial institutions to formulate a financial package which, together with government based incentives, will enable the company to pursue actual manufacturing of the FTV. Management is presently investigating ways in which to acquire financing to pursue this strategy, including the proceeds from Swartz and Pittsford Capital as well as additional equity and/or debt financing. However, no specific financial package with banks or other lenders has been negotiated to date. If a suitable facility is found in fiscal 2002, management will re-institute discussions to obtain financing to acquire, refurbish, modernize, equip and staff such a facility.

               On April 25, 2000, the Company inaugurated its website, www.torvec.com, for marketing, sales, education and information relating to the Company's inventions.

               On June 29, 2000, the company announced that it had granted an exclusive, world-wide license of all its automotive technology to Variable Gear, LLC for the aeronautical and marine markets. Variable Gear will pay the Company 4% royalties for 7 years after which the company is obligated to repurchase the license. Variable Gear is owned 51% by Robert C. Horton, Chairman and CEO of Ultrafab, Inc. and a company shareholder. The Company owns the remaining 49%. The company does not share in any profit or losses in this entity. Variable Gear has initiated discussions with a number of boat manufacturers, but to date it has not commenced operations or sublicensed our automotive technology in its markets.

               The company's overall business strategy relating to its ice technology is to

o	to continue its efforts to sell or license its rights in the ice technology to raise funds for the continued development and commercialization of its core technologies;
o	to promote utilization of the company's ice technology world-wide.

               The Company's license agreement with Dartmouth provides for a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income.

               The net loss for the year ended December 31, 2001 was $3,871,000 as compared to the year ended December 31, 2000 net loss of $2,374,000. The increase in the net loss of $1,497,000 is principally related to the consulting expenses associated with preparing the company's business plan and a charge to options of $398,000 for options granted.

               Research and development expenses for the year ended December 31, 2001 amounted to $1,290,000 as compared to $731,000 for the year ended December 31, 2000. This increase amounted to $559,000 and is due to consulting expenses associated with preparing the company's business plan.

               General and administrative expenses for the year ended December 31, 2001 amounted to $2,581,000 as compared to $1,643,000 for the year ended December 31, 2000. This increase amounted to $938,000 and is also due to the consulting expenses associated with preparing the company's business plan and the options granted.

Liquidity And Capital Resources

               The company's business activities during its fiscal year ended December 31, 2001 were funded principally through the sale of 101,910 shares of common stock to Swartz for aggregate proceeds of approximately $324,210. During the fiscal year ended December 31, 2001, the company issued 361,100 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, expenses associated with our lawsuit, research expenses as well as legal fees and associated expenses for ongoing patent work. Loans from directors and shareholders amounted to $159,000.

               At December 31, 2001, the company's cash position was $13,000, and the company had a working capital deficiency of $1,374,000. The company's cash position at anytime during the fiscal year ended December 31, 2001 was directly dependent upon its success in selling stock since the company did not generate any revenues. The company does not anticipate generating any revenues from its business activities during fiscal year 2002.

               At December 31, 2001, the company had $1,221,000 of the accounts payable and accrued expenses consisting of $228,000 in professional fees, $393,000 accrued payroll and $600,000 in trade payables. In fiscal 2002 to April 15, 2002, the company has paid, in cash or common stock, approximately 90% of such payables and expenses.

              At December 31, 2001, the company owed $159,000 in loans payable to shareholders and officers. In fiscal 2002 to April 15, 2002 the company had repaid $124,900 in cash or common stock.

               The company anticipates that the funding it will receive from Swartz as well as its continuing issuance of shares under its Business Consultants Stock Plan will not be adequate to enable the company to implement a significant portion of its 36-month business plan during fiscal 2002. The company recognizes, based on its current financial status, its business plan and assumptions relating to its business plan (including assumptions regarding the nature and extent of its prototype development program, its environmental and feasibility testing program, the ability of the company to sell rights to its non-core assets, its ability to secure adequate manufacturing and distribution relationship and market acceptance of the company's products) that, to fully implement its business plan, the company will be required to obtain significant additional financing in the form of an equity investment by one or more investors in privately negotiated transactions or through debt financing or both.

               To this end, the company has developed a strategy to sell its non-core technologies in order to raise capital for implementation of its business plan. It also has engaged the services of nonexclusive agents to assist it raise needed capital. Specifically, the company engaged the services of The NOVA Group to sell or license rights to the CV Joint and ice technology, and the Pittsford Capital Group to raise up to $5,000,000 through the sale of the company's Class A Preferred Stock. In addition, management is directly negotiating with private investors and state agencies to formulate one or more financial packages to raise substantial monies.

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

Impact of Inflation

               Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during its fiscal year ending December 31, 2001.

Quarterly Fluctuations

               As of December 31, 2001, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

Item 7.	FINANCIAL REPORTS

TORVEC, INC.
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

TORVEC, INC.
(a development stage company)

Contents
Page

Financial Statements
Independent auditors' report	F-2

Consolidated balance sheet as of December 31, 2001	F-3

Consolidated statements of operations for each of the years in the two-year period ended and for the period from September 25, 1996 (inception) through	F-4

Consolidated statements of changes in stockholders' equity (deficit) for the periods from September 25, 1996 (inception) through December 31, 2001	F-5

Consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2001 and for the period from September 25, 1996 (inception) through December 31, 2001	F-6

Notes to financial statements	F-7

F-1

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Torvec, Inc.

We have audited the accompanying consolidated balance sheet of Torvec, Inc., (a development stage company) and its subsidiary, as of , and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended and for the period from September 25, 1996 (inception) through December 31, 2001 and changes in stockholders' equity (deficit) for the periods from September 25, 1996 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and its subsidiary as of and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2001 and for the period from September 25, 1996 (inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/S/ RICHARD A. EISNER & COMPANY, LLP

Richard A. Eisner & Company, LLP

New York, New York
April 9, 2002

With respect to last sentence of Notes E[1] and Note K
April 15, 2002
F-2

TORVEC, INC.
(a development stage company)
Consolidated Balance Sheet
December 31, 2001
ASSETS Current assets: Cash	$ 13,000

Total current assets	13,000

Equipment: Office equipment Transportation equipment	12,000 53,000

Less accumulated depreciation	65,000 (49,000)

Net equipment	16,000

License, less accumulated amortization of $184,000	3,077,000

$ 3,106,000
LIABILITIES Current liabilities: Current portion of loan payable Accounts payable and accrued expenses [Note G] Loans payable stockholders and officers Total current liabilities	$ 7,000 1,221,000 159,000 1,387,000

Consulting fees payable to related parties Deferred revenue Loan payable	370,000 150,000 2,000

Total liabilities	1,909,000

Commitments, contingency and other matter

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 100,000,000 shares authorized, (3,300,000 designated as
     Class A non-voting preferred shares), none issued
Common stock, $.01 par value, 40,000,000 shares authorized, 23,139,838 issued and outstanding (including 61,355 shares issued subject to put option)
Additional paid-in capital
Deficit accumulated during the development stage

231,000 15,532,000 (14,566,000) 1,197,000 $ 3,106,000

See independent auditors' report and notes to financial statements	F-3

TORVEC, INC.
(a development stage company)

Consolidated Statements of Operations
	Year Ended December 31, ________________________ 2001 2000		September 25, 1996 (Inception) Through December 31, 2001
Cost and expenses: Research and development General and administrative	$ 1,290,000 2,581,000	$ 731,000 1,643,000	$ 4,334,000 10,232,000

Net loss	$ (3,871,000)	$ (2,374,000)	$ (14,566,000)

Basic and diluted loss per common share	$(0.17)	$(0.11)

Weighted average number of shares of common stock - basic and diluted	22,750,000	21,322,000

See independent auditors' report and notes to financial statements	F-4

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Period from September 25, 1996 (Inception) Through December 31, 2001
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
Issuance of stock for services (Note I[5])
Sale of common stock - June ($3.00 per share)
Sale of common stock - July ($3.00 per share)
Sale of common stock - August ($3.00 per share)
Sale of common stock - September ($3.00 per share)
Sale of common stock - October ($3.00 per share)
Sale of common stock - November ($3.00 per share)
Sale of common stock - December ($3.00 per share)
Issuance of compensatory options to consultants (Note I[3])
Compensatory stock and options earned
Distributions to founders (Note A)
Net loss
Balance - December 31, 1997
Issuance of stock for services (Note I[5])
Sale of common stock - May 11 to September 20 ($5.00 per share)
Sale of common stock - September 21 to December 31 ($10.00 per share)
Costs of offering
Compensatory stock and options earned
Contribution of services (Note E[3])
Net loss
Balance - December 31, 1998
Issuance of stock for services (Note I[4])
Sale of common stock - January 1 to August 9 ($10.00 per share)
Sale of common stock - August 10 to November 30 ($5.00 per share)
Issuance of compensatory options to consultants (Note I[2])
Common stock issued- exercise of options (Note I[2])
Compensatory stock and options earned
Contribution of services (Note E[3])
Net loss
Balance - December 31, 1999
Issuance of stock for services (Note I[4])
Sale of common stock - March 29 ($4.51 per share)
Sale of common stock - June 23 ($3.50 per share)
Acquisition of Ice Surface Development (Note B)
Proceeds from exercise of put option
Compensatory stock and options earned
Contribution of services (Note E[3])
Net loss
Balance - December 31, 2000
Issuance of stock for liabilities (Note E[1])
Issuance of stock for services (Note I[4])
Issuance of option to consultant for services(Note I[3])
Proceeds from exercise of put option
Contribution of services (Note E[3])
Net loss
Balance - December 31, 2001

      16,464,400
      2,535,600
      64,600
      156,201

      19,220,801
      1,000,000
      12,000
      58,266
      75,361
      30,000
      2,000
      73,166
      13,335
      60,567
      10,000
      7,000
      10,000
      100,000

      20,672,496
      1,000
      112,620
      25,500

      20,811,616
      45,351
      80,670
      84,500

      21,000

   21,043,137
      196,259
      44,321
      100,000
      1,068,354
      36,735

   22,488,806
      126,667
      361,100

101,910

      23,078,483

$ 165,000 25,000 1,000 1,000 192,000 10,000 1,000 1,000 1,000 1,000 1,000 207,000 1,000 208,000 1,000 1,000 210,000 2,000 1,000 11,000 1,000 225,000 1,000 4,000 1,000 $ 231,000

$   (165,000)
      381,000
      96,000
      233,000
      (27,000)

      518,000
      1,490,000
      18,000
      86,000
      112,000
      45,000
      6,000
      219,000
      40,000
      181,000
      30,000
      21,000
      30,000
      299,000
      234,000

      (338,000)

      2,991,000
      3,000
      562,000
      255,000
      (60,000)

      15,000

      3,766,000
      327,000
      806,000
      422,000
      2,780,000
      105,000

      15,000

      8,221,000
      838,000
      200,000
      349,000
      3,394,000
      108,000

      15,000

    13,125,000
     664,000
       1,007,000
      398,000
323,000
15,000

$   15,532,000

		$ (1,500,000) (234,000) 451,000 (1,283,000) 578,000 (705,000) (2,780,000) 3,050,000 (435,000) 435,000 0 $ 0	$ (489,000) (489,000) (922,000) (1,411,000) (2,122,000) (3,533,000) (4,788,000) (8,321,000) (2,374,000) (10,695,000) (3,871,000) $ (14,566,000)

$   0
      406,000
      97,000
      234,000
      (27,000)
         (489,000)
      221,000
      0
      18,000
      87,000
      113,000
      45,000
      6,000
      220,000
      40,000
      182,000
      30,000
      21,000
      30,000
      300,000
      0
      451,000
      (338,000)
         (922,000)
      504,000
      3,000
      563,000
      255,000
      (60,000)
      578,000
      15,000
      (2,122,000)
      (264,000)
      327,000
      807,000
      423,000
      0
      105,000
      3,050,000
      15,000
      (4,788,000)
      (325,000)
      840,000
      200,000
      350,000
      3,405,000
      109,000
      435,000
      15,000
      (2,374,000)
      2,655,000
665,000
      1,011,000
      398,000
      324,000
      15,000
      (3,871,000)
$   1,197,000

See independent auditors' report and notes to financial statements			F-5

TORVEC, INC.
(a development stage company)
Consolidated Statements of Cash Flows
	Year Ended December 31, 2001 2000		September 25, 1996 (Inception) Through December 31, 2001

Cash flows from operating activities:
   Net loss
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization
         Common stock issued for services
         Contribution of services
         Compensatory common stock and options
         Changes in:
            Prepaid expenses
            Deferred revenue
            Accounts payable and accrued expenses

               Net cash used in operating activities

	$ (3,871,000) 182,000 1,011,000 15,000 398,000 147,000 1,514,000 (604,000)	$ (2,374,000) 27,000 840,000 15,000 435,000 13,000 150,000 217,000 (677,000)	$ (14,566,000) 233,000 2,588,000 84,000 4,911,000 160,000 150,000 2,256,000 (4,184,000)

Cash flows from investing activities: Purchase of equipment Cost of acquisition Net cash used in investing activities	(3,000) (3,000)	(16,000) (16,000)	(65,000) (16,000) (81,000)

Cash flows from financing activities:
   Net proceeds from sales of common stock and exercise
      of options
   Proceeds from loan
   Repayments of loan
   Proceeds from stockholders' loans
   Distributions

               Net cash provided by financing activities

	433,000 (6,000) 159,000 586,000	550,000 (6,000) 544,000	4,475,000 29,000 (20,000) 159,000 (365,000) 4,278,000

Net increase (decrease) in cash Cash at beginning of period	(21,000) 34,000	(149,000) 183,000	13,000

Cash at end of period	$ 13,000	$ 34,000	$ 13,000

Supplemental disclosure of noncash investing and
   financing activities:
      Issuance of 126,667 shares of common stock in
         settlement of liabilities
      Issuance of common stock for license

      Cash paid for interest

	$ 665,000 $ 1,000	$ 3,405,000 $ 2,000
See independent auditors' report and notes to financial statements	F-6

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31,

Note A - The Company

Torvec, Inc. (the "Company") was incorporated in New York on September 25, 1996. The Company, which is in the development stage, specializes in automotive technology. In September 1996, the Company acquired numerous patents, inventions and know-how (the "technology") contributed by Vernon E. Gleasman and members of his family (the "Gleasmans"). The Company intends to develop and design specific applications for this technology relating to steering drives for tracked vehicles, infinitely variable transmissions, hydraulic pumps and motors and constant velocity joints and spherical gearings. As consideration for this contributed technology, the Company issued 16,464,400 shares of common stock and $365,000 to the Gleasmans. In September 1996, the Company issued 2,535,600 shares of common stock (valued at $406,000) to individuals as consideration for the cost of services and facilities provided in assisting with the development of this technology.

For the period from inception through December 31, 2001, the Company has accumulated a deficit of $14,566,000, and at December 31, 2001 has a working capital deficiency of $1,374,000 and has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The Company is in the development stage and its efforts have been principally devoted to research and development, raising capital and marketing of principal products. Substantial additional financing will be required by the Company to fund its activities (see Notes I[6] and K).

Note B - Acquisition of License

On November 29, 2000, the Company acquired Ice Surface Development, Inc ("Ice") (incorporated on May 2, 2000) for 1,068,354 shares of common stock. The acquisition was accounted for under the purchase method. The fair value of the common stock issued of approximately $3,405,000 was allocated as follows:

Prepaid expenses: Sponsored research Consulting agreement License (Note D) Consideration (including costs of $16,000)	$ 140,000 20,000 3,261,000 $ 3,421,000

The results of operations of Ice prior to acquisition were de minimis.

Note C - Summary of Significant Accounting Policies
[1]

Consolidation:

The financial statements include the accounts of the Company and its wholly-owned subsidiary, Ice, from the date of acquisition. All material intercompany transactions and account balances have been eliminated in consolidation.

[2]

Equipment:

Equipment, including a prototype vehicle, is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years.

[3]	Research and development and patents: Research and development costs and patent expenses are charged to operations as incurred.
F-7

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31,

Note C - Summary of Significant Accounting Policies (continued)
[4] [5] [6] [7] [8] [9]

License:

The license is being amortized over its remaining life of approximately 19 years which correlates to an underlying patent. Amortization for the years ended December 31, 2001 and 2000 was $169,000 and
$15,000, respectively.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the
United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

Loss per common share:

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2001 and 2000 the Company excluded 2,832,965 and 2,272,775 potential common shares, respectively, relating to outstanding options and warrants from its diluted net loss per common share calculation because they are anti-dilutive.

Fair value of financial instruments:

The carrying amount of cash, accounts payable and accrued expenses approximates their fair value due to the short maturity of those instruments. The fair value of consulting fees payable and loans payable to stockholders and officers are not readily determinable due to the related party nature of those instruments.

Stock-based compensation:

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
("SFAS No. 123"), encourages, but does not require, companies to record compensation cost for stock-
based employee compensation plans at fair value. The Company has elected to account for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under
the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock options granted to nonemployees for goods or services are measured using the fair value of these options and such costs are included in operating results as an expense.

Revenue recognition:

Revenue in connection with the granting of a license to Variable Gear LLC (Note J[2]) is to be recognized when all conditions specified under recent accounting standards have been met. Generally revenue is only recorded when no future performance is required related to the item.

F-8

TORVEC, INC.
(a development stage company)
Notes to Financial Statements
December 31,

Note C - Summary of Significant Accounting Policies (continued)
[10]

Impairment of long-lives assets:

The company has adopted Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets to be Disposed of." Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets.

[11]

Recent accounting standards:

In August 2001, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions are to be applied prospectively. Management is considering the implications of adoption of SFAS No. 144 on its financial position or results of operations.

In July 2001, the FASB, issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies the criteria for the recognition of intangible assets acquired in a business combination. Under SFAS No. 142, the Company will be required to reassess the value of goodwill and other intangible assets previously recorded in connection with prior acquisitions, as well as their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will require that goodwill and intangible assets with indeterminate lives not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. Management is considering the implications of adoption of SFAS No. 142; however, the Company is currently still evaluating the factors involved in determining whether there is an impairment.

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

Dr. Petrenko also entered into a one-year consulting agreement with Ice for a minimum of $20,000.

Expense for the above agreements totaled $170,000 and $13,000 for the years ended December 31, 2001 and 2000, respectively.
F-9

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31,

Note E - Related Party Transactions

[1]

On December 1, 1997, the Company entered into three-year consulting agreements with three members of the Gleasman family (major stockholders and directors) whereby each will provide technical services to the Company in exchange for compensation of $12,500 each per month. In addition, the Company granted them options to purchase a total of 75,000 shares of common stock at an exercise price of $5.00 per share (Note I[3]). For the years ended December 31, 2001, 2000, 1999, 1998 and 1997, the Company incurred expenses amounting to approximately $450,000 $522,000, $528,000, $528,000 and $45,000, respectively, in connection with these agreements. Effective December 1, 2000, the agreement was extended for three years and amended to provide for the payment of prior and future compensation at the discretion of the Board of Directors in either cash or shares of common stock or combination of both. Prior to these agreements, one member of the Gleasman family provided consulting services to the Company. Amounts charged to operations for the year ended December 31, 1997 and for the period ended December 31, 1996 were approximately $55,000 and $18,000, respectively. During 2001, the Company issued 126,667 shares of common stock in settlement of $665,000 of accrued expenses for consulting services. On April 15, 2002, the Gleasman family agreed not to demand payment of amounts accrued as of December 31, 2001 under their consulting agreements until on or after January 1, 2003. Accordingly, such amounts have been shown as long-term.

[2]

During the year ended December 31, 2001, the Company engaged the services of a partnership for which 3 of the officers are partners, prior to naming the 3 individuals as officers of the Company. Included in operations is $667,000 for consulting services performed by the partnership. At December 31, 2001, such partnership is owed approximately $380,000 which is included in accounts payable.

[3]

During each of the three years ended December 31, 2001 a stockholder provided space and services to the Company at no charge. The fair value of such space and services amounted to $15,000 in each year and was treated as a capital contribution and expensed.

[4]	During the year ended December 31, 2000 the Company issued to a director 2,282 shares of common stock, under the business consultants stock plan (Note I[4]) for services rendered as patent counsel.

Note F - Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

At December 31, 2001, the Company has available $4,240,000 of net operating loss carryforwards to offset future taxable income tax expiring through 2021.

At December 31, 2001, the Company has a deferred tax asset of approximately $1,666,000 representing the benefits of its net operating loss carryforward and a deferred tax asset of $3,296,000 from temporary differences, principally stock options not currently deductible and certain operating expenses which have been capitalized as start-up costs for federal income tax purposes. The total of these deferred tax assets has been fully reserved by a valuation allowance since realization of their benefit is uncertain.
F-10

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31,

Note F - Income Taxes (continued)

A reconciliation between the actual income tax benefit and income taxes computed by applying the federal income tax rate of 34% to the net loss is as follows:

Year Ended December 31, _______________________ 2001 2000
Computed federal income tax benefit at 34% rate State tax benefit, net of federal tax benefit Nondeductible expenses Valuation allowance	$ (1,316,000) (204,000) 66,000 1,454,000 $ 0	$ (807,000) (125,000) 33,000 899,000 $ 0

Note G - Accounts Payable and Accrued Expenses

At , accounts payable and accrued expenses consist of the following:

Professional fees Accrued payroll [Note K] Trade payables(including $380,000 due to a related party Note E[2])	$ 228,000 393,000 600,000 $ 1,221,000

Note H - Loan Payable - Stockholders, Officer and Other

During 2001, a stockholder loaned the Company $50,000 bearing interest at 7.5% and has no repayment terms. Included in accounts payable is approximately $2,000 of accrued interest. During 2001, certain officers and stockholders loaned the Company $109,000 which are noninterest bearing and have no stated repayment terms.

During 1998, the Company purchased a vehicle as a prototype. The vehicle is collateral for a loan. The loan is payable in monthly installments of principal and interest (at 10.13% per annum) of approximately $610 through March 2003.

At the net book value of the prototype vehicle was approximately $11,000.

Total future principal payments under the loan are as follows:

2002 2003	$ 7,000 2,000 $ 9,000
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

In April 1997, the Company granted an aggregate of 500,000 warrants to five employees of the Consultant. The warrants are exercisable into common stock at the initial public offering (the "IPO") price and are exercisable for five years from the date the Company's IPO is declared effective (the "warrant term"). However, if fifty percent or more of either the Company's assets or its common stock is acquired by another entity or group during the warrant term, the exercise price shall be $1.50. The Company will record a charge to operations representing the fair value of the warrants when the IPO is declared effective.

On February 10, 1999, the Company entered into a one-year agreement with two consultants to provide financial and public relation services. In connection therewith, 375,000 of previously granted warrants were cancelled and the Company granted 375,000 options at an exercise price of $5.00 exercisable immediately through February 10, 2004. The Company valued these options at $2,780,000 using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31, 1999: risk free interest rate of 5%, dividend yield 0%, volatility 40% and expected life for options granted of 5 years. These options will be charged to operations over the term of the consulting agreement. In February 1999, 21,000 of such options were exercised.

[3]

Stock option plan:

In December 1997, the Board of Directors of the Company approved a Stock Option Plan (the "Plan") which provides for the granting of up to 2,000,000 shares of common stock, pursuant to which officers, directors, key employees and key consultants/advisors are eligible to receive incentive, nonstatutory or reload stock options. Options granted under the Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. Options may vest over five years.

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

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31,

Note I - Stockholders' Equity (continued)
[3]

Stock option plan: (continued)

In August 2001, the Company granted 100,000 options to an officer in his capacity as consultant CFO at $5.00 per share exercisable immediately. In connection therewith, the Company recorded a stock compensation change of $398,000. The term of the option granted shall be for a period of 10 years

A summary of options granted under the Plan are as follows:

Year Ended December 31, 2001 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercie Price
Outstanding at beginning of year Granted Outstanding at end of year Options exercisable at year end Weighted average fair value of options granted during the year	455,000 550,000 1,005,000 915,250 $4.10	$ 5.00 5.00 5.00 5.00	455,000 455,000 273,000	$ 5.00 5.00 5.00

At December 31, 2001, 995,000 options are available for future grants under the Plan.

The following table represents information relating to stock options outstanding at December 31, 2001 (all of which have an exercise price of $5.00):

Options Outstanding			Options Exercisable
Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price

1,005,000	$5.00	8.3	915,250	$5.00

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

Year Ended December 31, 2001
Risk-free interest rates Expected options life in years Expected stock price volatility Expected dividend yield	4.84 - 5.75% 10 1.49 0

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31,

Note I - Stockholders' Equity (continued)
[3]

Stock option plan: (continued)

The Company applies APB No. 25 and related interpretations in accounting for its employee stock options. Had compensation cost for the Company's stock options been determined based upon the fair value of awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would be as follows:

Year Ended December 31, 2001 2000
Pro forma net loss Pro forma basic and diluted net loss per share	$ 5,843,000 ($0.26)	$ 2,486,000 ($0.12)

[4]

Business consultant stock plan:

In June 1999, the Company adopted the Business Consultant Stock Plan, as amended (the "Stock Plan"). The plan provides for up to 1,500,000 shares of common stock to be issued from time to time to consultants in exchange for services. For the years ended December 31, 2001, and 1999 361,100, 196,259 and 45,351 shares were issued, respectively, to consultants and third parties in exchange for services and amounts owed to them. During the years ended December 31, 2001 and 2000 the Company charged $1,011,000 and $840,000, respectively, to operations in connection with the share issuances. At December 31, 2001, 897,290 shares are available for future grants under the Plan.

[5]

Noncash transaction:

During 1998, the Company granted 1,000 shares of common stock, valued at $3.00 per share, for services provided. During 1997, the Company granted 12,000 and 2,000 shares of common stock for services provided. The Company valued the shares at their fair value of $1.50 and $3.00 per share, respectively.

[6]

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

As a commitment fee, the Company granted to Swartz commitment warrants to purchase 960,101 shares of the Company's common stock which warrants can be exercised at $3.63 per share through August 15, 2005. The total number of commitment warrants is subject to antidilution provisions. The warrant exercise price is reset to the lowest closing price of the Company's common stock during the five trading days ending on each six month anniversary of warrant issue date.

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31,

Note I - Stockholders' Equity (continued)

[6]

Equity funding commitment: (continued)

In addition to the commitment warrants referred to above, Swartz will be issued a warrant to purchase one share of common stock of the Company for every ten shares that it purchases pursuant to the agreement. These purchase warrants will initially be exercisable at 110% of the market price of the shares simultaneously purchased by Swartz, subject to the same reset provisions as govern the commitment warrants. In connection therewith the Company has reserved 367,263 shares of common stock and at December 31, 2001, Swartz has been granted warrants as follows:

Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
3,674 5,986 4,204 13,864	$ 1.10 3.97 2.02 2.62	4.0 4.2 4.8 4.4

Swartz has been granted a right of first refusal to handle future financings for the Company. However, that right continues only during the period of the commitment and the commitment can be terminated at any time upon paying a termination fee to Swartz. The termination fee is a maximum of $200,000 and may be less dependent upon the amount of financing which has been provided by Swartz prior to the termination. Under the terms of the agreement, in event the Company fails to put to Swartz $1,000,000 of common stock during each six month period of the equity line term, the Company shall pay a non usage fee equal to $100,000, less 10% of the dollar amount put to Swartz during the six month period. As of December 2001, the Company has obtained a waiver of such penalties.

The Company has agreed to reserve 5,000,000 common shares for sale pursuant to this agreement. During 2001 and 2000, 100,000 and 100,000 shares of common stock had been issued under the agreement of which 101,910 and 36,735 were put, respectively under the agreement. The Company received proceeds in the amount of $324,210 and $108,644 for the years ended December 31, 2001 and 2000, respectively.

Note J - Commitments, Contingency and Other Matter

[1]

Employment agreements:

The Company has entered into three employment agreements with stockholders for a period of three years, commencing on the first day of the month in which the Company receives the proceeds from an IPO. Two agreements each provide for salaries of $150,000 per year. The third agreement provides for a salary of $240,000 in the first year, $252,000 in the second year and $264,000 in the third year and provides for a minimum bonus of $15,000 per quarter for the duration of the agreement. Effective August 1, 2001 such employment agreements were terminated. However, options previously granted pursuant to those agreements remain in effect. No compensation charge has been reflected related to their change in status since the individuals were also members of the board of directors.

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31,

Note J - Commitments, Contingency and Other Matter
[1]

Employment agreements: (continued)

On August 1, 2001, the Company entered into three-year employment agreements with its Chief Executive Officer and Chief Operating Officer. The employment agreements provide for annual base salary of $240,000 pro rated for calendar 2001 and increasing thereafter by $20,000 per annum. In addition, the agreements provide for an annual bonus of $60,000 for calendar year 2001 and increasing thereafter by $60,000 per annum. On September 1, 2001 the Company entered into a three-year employment agreement with its Vice President - Manufacturing. The employment agreement provides for annual base salary of $144,000 pro rated for calendar year 2001 and increasing by $16,000 for calendar year 2002, and increasing thereafter by $30,000 per annum. In addition, the agreement provides for annual bonuses of $25,000, $40,000 and $50,000 for calendar years 2001, 2002 and 2003 respectively.

The Company may pay all compensation under these agreements either in cash or common stock as determined by the Board of Directors. In connection with these agreements, the Company granted 450,000 options at $5.00 per share. The term of the options granted shall be for a period of 10 years and vest immediately.

[2]

Variable Gear, LLC

In June 2000, the Company sold 100,000 shares of common stock to a stockholder for $5.00 per share and granted an exclusive world-wide license of all its technology to Variable Gear, LLC ("Variable Gear") (an entity owned 51% by the stockholder) for the aeronautical and marine markets. Variable Gear is to pay the Company a royalty of 4% of the gross selling price of products incorporating the technology and 49% of compensation received with respect to sublicense income through January 1, 2008. The Company owns the remaining 49% of Variable Gear. The Company does not share in any profit or losses in this entity. On January 1, 2008, the Company is required to purchase the membership interest of the stockholder at the then fair market value as defined. At December 31, 2001 such fair value cannot yet be reasonably determined.

The market price of the Company's stock at the date of the transaction was $3.50. Accordingly, $1.50 per share has been allocated to the license agreement. The license revenue of $150,000 is classified as deferred revenue in accordance with Staff Accounting Bulletin 101.

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

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31,

Note J - Commitments, Contingency and Other Matter (continued)
[3]

Arbitration: (continued)

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

In September 2000, the arbitrator denied in all respects Vernon and Keith Gleasman's application to vacate so much of the addendum as it relates to the payment of $360,000 or, in the alternative, to reopen the hearing to allow them to introduce additional evidence regarding their expenses.

On March 23, 2001, the Court confirmed the arbitrator's award against Vernon and Keith Gleasman for McElroy's expense reimbursement in the amount of $360,000. The Court stayed enforcement of the award until the court resolved a question. As a condition for the stay, Vernon and Keith Gleasman deposited $423,000 (including $63,000 interest) with the Court.

On September 24, 2001, the Court confirmed the award against Vernon and Keith Gleasman.

In a related matter, the Company, together with the Gleasmans, commenced an action in November 2000 in the United States District Court for the Northern District of Oklahoma against McElroy. The complaint sets forth five causes of action against McElroy. McElroy brought a motion to dismiss the complaint arguing that the action constituted an impermissible collateral attack on a previous arbitration and that the issues presented had already been determined in arbitration. The motion to dismiss was granted on one of the causes, but denied on the remaining causes. The case is currently in discovery phase, and the trial with jury selection is scheduled to begin on August 22, 2002.

Note K - Subsequent Events

In January 2002, the Company has authorized the sale of up to 2,000,000 shares of its Series A Non-Voting Cumulative Convertible Preferred Stock ("Series A"). Through March 31, 2002, the Company has sold 38,500 shares at $4.00 per share of its Series A in a private placement offering for approximately $154,000 in net cash proceeds. Each share of Series A is convertible into one share of voting common stock and entitles the holder to dividends, accruing at $.40 per share. The holder has the right to convert after one year subject to Board approval.

In March 2002, the company issued 385,000 common shares and 38,500 warrants in connection with a put option exercised. The company received approximately $385,000 in proceeds.
F-17

TORVEC, INC.
(a development stage company)

Notes to Financial Statements
December 31,

Note K - Subsequent Events (continued)

Effective March 31, 2002, the Company entered into an agreement with the Chief Executive Officer, Chief Operating Officer and Vice President - Manufacturing (collectively "individuals") which provides for among other things:

o	Payment of amounts owing under employment agreements aggregating $633,001 in either cash or the issuance of 448, 865 warrants to purchase common stock at an exercise price of $.01.

o	Termination of such employment agreements and resignation as officers of the Company.

o	The issuance of 2,000,000 common shares of Ice to the individuals representing approximately a 28% interest.

o

Execution of employment agreements by Ice with individuals, substantially similar to that previously executed. Such amounts due under these employment agreements can be paid in cash or stock of Ice at the discretion of the board of Ice.

o	Payment of out-of-pocket expenses aggregating $66,745 in cash to individuals.

o

Payment of $296,260 for services performed by a related entity of individuals. Such payment to be made in cash or stock. If payment is made in common stock and the amount realized on ultimate sale of common stock is less than $296,260, additional shares shall be issued and if amount received is greater than $296,260, such excess shall be returned to the Company.

On April 2, 2002 the principal of a loan in the amount of $50,000 was satisfied with 35,461 shares of common stock at the fair market value of such shares on such date.

On April 15, 2002 the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to a new chairman of the board of directors and chief executive officer.
F-18

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Herbert H. Dobbs
448 West Maryknoll Road
Rochester Hills, MI 48309

Keith E. Gleasman
11 Pond View Drive
Pittsford, NY 14534

Michael Martindale
11 Pond View Drive
Pittsford, NY 14534

Jacob H. Brooks
11 Pond View Drive
Pittsford, NY 14534

Lee E. Sawyer
16 Williamsburg Lane
Rolling Hills, CA 90274

David K. Marshall
11 Pond View Drive
Pittsford, NY 14534

Morton A. Polster
c/o Eugene Stephens & Associates
56 Windsor Street
Rochester, NY 14605

James A. Gleasman
11 Pond View Drive
Pittsford, NY 14534

Vernon E. Gleasman
11 Pond View Drive
Pittsford, NY 14534

Samuel M. Bronsky
6653 Main Street
Williamsville, NY 14221

70 54 57 59 60 53 74 61 90 40

Chairman of the Board
of Directors

Director; President and
Consultant to Torvec, Inc.

Director; Chief Executive Officer, Torvec, Inc.

Director; Chief Operating Officer, Torvec, Inc.

Director

Vice President of
Manufacturing,
Torvec, Inc.

Director; Secretary of Torvec, Inc.

Director; Consultant to Torvec, Inc.

Consultant to Torvec, Inc.

Chief Financial and Accounting Officer

			02/20/98 09/26/96 08/01/01 08/01/01 09/27/96 09/01/01 09/27/96 02/20/98 12/01/97 04/01/98	* * 3/31/02(1) 3/31/02(1) 12/31/01(2) 3/31/02(1) * * * *

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

(1)     See "Subsequent Event - Management Restructuring" on page 54.

(2)     Mr. Sawyer resigned for personal reasons, effective December 31, 2001.

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

           3.          Michael Martindale - Director; Chief Executive Officer

Mr. Martindale is a seasoned executive, with an exceptional background in bringing new products to market and growing organizations. His track record includes helping bridge technology gaps across industries, including in particular automotive and electronic equipment, by applying best practices industry to industry. He has executive and managerial experience, with profit and loss and large budget responsibility, with particular strengths in nurturing and bringing new ideas to market.

During 2000-2001, Mr. Martindale was Chief Operating Officer of GenuOne, an innovative company in the brand protection industry, aimed at assisting companies to protect their products from counterfeiting, gray market diversion and violation of their intellectual property. Mr. Martindale managed the day-to-day operations of GenuOne and was responsible for sales, implementation support for GenuOne's technology and the management of technology partners in Israel and the U.S.

From 1998 to 2000, Mr. Martindale was Senior Vice President of Nextera Enterprises where he headed a team of operations professionals focused on supply chain management. The area focused on the total supply chain from raw materials to customer service, and included work for many of the primary suppliers to Detroit. The scope of his projects for client executives ranged from the development of operations strategy, to implementation of complex control systems needed to manage their companies.

From 1991 to 1998, Mr. Martindale was chief executive officer of SIGMA Consulting. Mr. Martindale was the co-founder and president of SIGMA Consulting prior to its acquisition in 1998 by Nextera. His duties at SIGMA included the general management of the company, and as the majority owner he had the responsibility of growing the company from nothing to $18M in 1998. In his role as leader of the firm, his focus was to deliver high quality management consulting to companies in the automotive, electronic and aerospace industries. The work included major projects at tier 1 automotive suppliers in the area of product/process development, including direct interface with "big 3" platform teams. Other projects included the development of manufacturing for a major supplier to the heavy equipment market, including the design, justification and implementation of new technologies which allowed this company to grow five fold in a two year period. He led the team that designed and managed the implementation of a new plant for a manufacturer of air-bag material.

Mr. Martindale has BSEE and MSEE degrees from Swindon Technical College and MS Computer Engineering from Cheltenham Technical College in the United Kingdom. His MBA is from the University of Rochester, N.Y.

          4.          Jacob H. Brooks - Director; Chief Operating Officer, Torvec, Inc.

Mr. Brooks has over 30 years of industry and consulting experience, focused primarily in the manufacturing, and secondarily in the services sectors. He has spent the last 20+ years as a management consultant advising major corporations on their strategies and business process needs.

He has experience as a partner with the top tier management consulting firms of Booz, Allen and Hamilton and KPMG. More recently, Mr. Brooks worked for SIGMA Consulting until its acquisition by Nextera Enterprises. Prior to his consulting work, Mr. Brooks worked for Colgate Palmolive and Phillips Petroleum Company as a practicing engineer and manufacturing manager, and served as an officer in the US Air Force.

Mr. Brooks has developed strategies and supported major business process redesign initiatives for companies in several business process areas including the supply chain, product development, and planning/performance measurement/decision support. In the course of his career, he has:

o

worked in industry for Colgate-Palmolive as an industrial engineer, manufacturing engineer and plant manager and worked on special assignments for the CEO to do product line analysis and manufacturing strategy work. He also worked as a research engineer in the Plastics Division of Phillips Petroleum.

o

led Booz, Allen's high tech practice in their Southwestern Region and was National Director for Manufacturing with KPMG. At Nextera he was the COO of Nextera Interactive, the company's technology consulting arm consisting of the combination of 5 different acquisitions.

Mr. Brooks received his MBA from Harvard Business School and BSIE degree from Oklahoma University. He has been a frequent speaker and participant in a variety of industry forums and executive education programs.

          5.          David K. Marshall - Vice President of Manufacturing, Torvec, Inc.

The company has entered into a three year employment agreement with David K. Marshall effective September 1, 2001 to August 31, 2004, under which he is obligated to devote substantially all of his business and professional time to the company in the capacity of vice president of manufacturing. Under the agreement Mr. Marshall is entitled to receive a base salary of $144,000 for the remainder of 2001, $160,000 base salary in 2002, $190,000 base salary in 2003 and $220,000 in base salary until August 31, 2004. Annual bonuses of $25,000 for 2001, $40,000 for 2002 and $50,000 for 2003 are to be paid quarterly on the condition that the company achieves agreed-upon business objectives established and approved by the chief operating officer of the company. Mr. Marshall is also entitled to certain employee benefits normally associated with employment, such as vacation, health and disability insurance and was granted an option to purchase 90,000 shares of the company's common stock pursuant to the company's 1998 Stock Option Plan. The employment agreement may be terminated by the employee upon ninety day's notice or by the company upon payment of a severance equal to the lesser of twelve month's base salary or the base salary for the balance of the employment agreement's term. The agreement provides that the company, in its discretion, may fulfill its obligations to Mr. Marshall in cash or in stock at such times as the Board of Directors shall determine.

Mr. Marshall's employment agreement contains customary covenants prohibiting him from disclosure of confidential information regarding the company, its inventions and its products, and provisions confirming that all inventions conceived, made or developed by him and relating to the business of the company constitutes the sole property of the company. Mr. Marshall's employment agreement contains covenants restricting him from engaging in any activities competitive with the business of the company during the term of his agreement and for a period of two years after termination.

          6.          James A. Gleasman - Director; Consultant to Torvec, Inc.

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

           7.          Morton A. Polster - Director; Secretary of Torvec, Inc.

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

          8.          Samuel M. Bronsky - Chief Financial and Accounting Officer

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

          9.          Vernon E. Gleasman - Consultant to Torvec, Inc.

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

  Subsequent Event - Management Restructuring

               On April 15, 2002, the company announced the election of Eric Steenburgh as its Chairman and Chief and Executive Officer. The election is effective April 16, 2002. Prior to joining the company, Mr. Steenburgh was Executive Vice President, Global Operations and Assistant Chief Operating Officer of Eastman Kodak Company for the past four years. Prior to his tenure at Kodak, he was President of the Industrial Products Group of ITT Industries' Fluid Technology Corporation where he was responsible for Goulds Pumps, Allis Chalmers, Vogel Pumps and Richter. Prior to that, Mr. Steenburgh was President of Ricoh Corporation, a Japanese business equipment corporation doing business in North and South America. He also spent 27 years with Xerox Corporation in manufacturing, engineering and marketing after graduating from General Motors Institute (BIE) and Renssalaer Polytechnic Institute (MSM). Mr. Steenburgh is currently Chairman of the Rochester Chamber of Commerce, a member of the Executive Committee of the National Association of Manufacturers and on the Board of Trustees of Clarkson University.

               As Chairman and Chief Executive Officer, Mr. Steenburgh will lead the company as it brings its revolutionary automotive technologies to the marketplace.

               Mr. Steenburgh has agreed that he will not be compensated for his services to the company. In addition, in response to Mr. Steenburgh's desire to invest in the company, the company has issued 250,000 warrants, at $.30 per warrant, that permits but does not require Mr. Steenburgh to acquire 250,000 shares of the company's $.01 par value common stock upon his election as a member of the Board of Directors, an additional 250,000 warrants, at $.50 per warrant, that permits but does not require him to acquire an additional 250,000 shares upon his election as Chairman of the Board and Chief Executive Officer and an additional 500,000 warrants, at $.75 per warrant, that permits but does not require him to acquire an additional 500,000 shares upon the execution by the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of the company's technologies (whether or not as a result of any merger, consolidation, sale or reorganization of the company), including but not limited to a binding agreement to establish one or more joint venture relationships by the company and one or more third parties. The shares issuable upon exercise of the warrants have piggyback registration rights.

               In connection with Mr. Steenburgh's election, the company purchased a million dollar directors and officers liability insurance policy covering all of the company's officers and directors. In addition, James A. Gleasman and Keith E. Gleasman have agreed to personally indemnify Mr. Steenburgh for liabilities in excess of the company's directors and officers policy and any indemnification to which he otherwise may be entitled under the company's bylaws.

               As part of its management restructuring, the company's Board of Directors also has sharpened its focus on the development and commercialization of the company's ice technology. To provide this essential focus, the company's executive team, CEO Mike Martindale, COO Jacob H. Brooks and VP of Manufacturing David K. Marshall, relinquished their Board and executive positions with the company effective March 31, 2002 and assumed similar positions with Ice Surface Development, Inc., the company's subsidiary, which owns the rights to the ice technology. The restructuring will enable Messrs. Martindale, Brooks and Marshall to concentrate their considerable talents and efforts to improve the value and marketability of the ice technology while enabling Mr. Steenburgh to devote his full time and efforts to the commercialization of the company's other automotive technologies.

               As a result of the management restructuring, all of the company's obligations to Messrs. Martindale, Brooks and Marshall under their employment agreements and stock option agreements were cancelled effective March 31, 2002 in exchange for the issuance by Ice Surface Development, Inc. of an aggregate 2,000,000 of its $.01 par value common stock and the engagement by Ice Surface Development, Inc. of Messrs. Martindale, Brooks and Marshall pursuant to employment contracts substantially similar to those they had with the company.

(d)     Family Relationships

               Vernon E. Gleasman is the father of James A. and Keith E. Gleasman. There are no other family relationships between any directors or executive officers of the Company, either by blood or by marriage.

(e)     Section 16(a) Beneficial Ownership Reporting Compliance

               Based upon its review of all of the copies of Forms 3 and 4 and 5 received by it, the Company believes that, to the extent such Forms were required to be filed, such other Forms were timely filed pursuant to Section 16 of the Securities Exchange Act of 1934, and that no director, officer and/or 10% Shareholder required to file such Forms failed to either file them or file them in timely fashion, except for one late filing by James A. Gleasman.

Item 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

               The following table sets forth the aggregate compensation paid or accrued to the company's Named Executive Officers and Consultants by the company for services rendered during the fiscal year ending December 31, 2001:

Long Term Compensation Awards

Name and Position	Annual Compensation		Options Granted	Stock Awards
	Salary	Consultants Fee

Keith E. Gleasman
President and Consultant

Michael Martindale
Chief Executive Officer

Jacob H. Brooks
Chief Operating Officer

David R. Marshall
Vice President, Manufacturing

James A. Gleasman
Consultant

Vernon E. Gleasman
Consultant

Morton A. Polster
Secretary and Consultant

Samuel M. Bronsky
Chief Financial Officer

	$0 $160,000(2) $160,000(4) $ 73,000(6) $0 $0 $0 $0	$150,000(1) *(3) *(5) *(7) $150,000(8) $150,000(9) $0 $0	0 180,000 180,000 90,000 0 0 0 100,000(10)	0 0 0 0 0 0 0 11,098(11)

(1)

On December 1, 1997, the company entered into a 3 year consulting agreement with Keith E. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the company in the capacity of consultant to the company. Under such agreement, Mr. Gleasman is entitled to receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the company's common stock pursuant to the company's 1998 Stock Option Plan. The consulting agreement was extended as of December 1, 2000 for an additional 3 years and was modified to authorize the Board of Directors, in its sole discretion, to pay accrued and future consulting fees in cash or the capital stock of the company, or a combination of both, at such times as the Board deems appropriate. Under the consulting agreement, the company had accrued a total of $201,202 through December 31, 2000 and issued 38,286 shares of common stock to pay such accrued amount. The company has accrued $150,000 for fiscal 2001 under the agreement.

(2)

On August 1, 2001, the company entered into a 3 year employment agreement with Michael Martindale, under which he is obligated to devote substantially all of his business and professional time to the company as its Chief Executive Officer. Under the agreement, Mr. Martindale is to receive a base equivalent salary of $240,000 for the period August 1, 2001 to December 31, 2001, a base salary of $260,000 in 2002, $280,000 in 2003 and a base equivalent salary of $300,000 for the period January 1, 2004 to July 31, 2004. Bonuses of $60,000 in 2001, $120,000 in 2002 and $180,000 in 2003 are payable provided the company has achieved agreed upon business objectives for each period. Salary and bonuses are payable, in the discretion of the Board of Directors, either in cash or capital stock or a combination of both at such times as the Board deems appropriate. The company issued a cashless warrant to acquire 111,317 common shares in payment of Mr. Martindale's salary and bonus for 2001. Mr. Martindale also was granted a 10 year stock option for 180,000 shares of common stock exercisable at $5.00 per share under the company's 1998 Stock Option Plan. The employment agreement and options were canceled on March 31, 2002 in connection with the company's management restructuring.

(3)

The company paid Mr. Martindale 6,261 shares under its Business Consultants Stock Plan for services rendered to the company in his individual capacity prior to his employment. In addition, the company paid Enterprise Business Partners, of which Mr. Martindale is a partner, 75,000 shares of common stock under its Business Consultants Stock Plan in fiscal 2001 for services rendered to the company by Enterprise Business Partners prior to Mr. Martindale's engagement with the company.

(4)

On August 1, 2001, the company entered into a 3 year employment agreement with Jacob H. Brooks, under which he is obligated to devote substantially all of his business and professional time to the company as its Chief Operating Officer. Under the agreement, Mr. Brooks is to receive a base equivalent salary of $240,000 for the period August 1, 2001 to December 31, 2001, a base salary of $260,000 in 2002, $280,000 in 2003 and a base equivalent salary of $300,000 for the period January 1, 2004 to July 31, 2004. Bonuses of $60,000 in 2001, $120,000 in 2002 and $180,000 in 2003 are payable provided the company has achieved agreed upon business objectives for each period. Salary and bonuses are payable, in the discretion of the Board of Directors either in cash or capital stock or a combination of both at such times as the Board deems appropriate. The company issued a cashless warrant to acquire 111,317 common shares in payment of Mr. Brook's salary and bonus for 2001. Mr. Brooks also was granted a 10 year stock option for 180,000 shares of common stock exercisable at $5.00 per share under the company's 1998 Stock Option Plan. The employment agreement and options were canceled on March 31, 2002 in connection with the company's management restructuring.

(5)

The company paid Enterprise Venture Partners, of which Mr. Brooks is a partner, 75,000 shares of common stock under its Business Consultants Stock Plan in fiscal 2001 for services rendered to the company by Business Venture Partners prior to Mr. Brooks' engagement with the company.

(6)

On August 1, 2001, the company entered into a 3 year employment agreement with David K. Marshall, under which he is obligated to devote substantially all of his business and professional time to the company as its Vice President, Manufacturing. Under the agreement, Mr. Marshall is to receive a base equivalent salary of $144,000 for the period August 1, 2001 to December 31, 2001, a base salary of $160,000 in 2002, $190,000 in 2003 and a base equivalent salary of $220,000 for the period January 1, 2004 to July 31, 2004. Bonuses of $25,000 in 2001, $40,000 in 2002 and $50,000 in 2003 are payable provided the company has achieved agreed upon business objectives for each period. Salary and bonuses are payable, in the discretion of the Board of Directors either in cash or capital stock or a combination of both at such times as the Board deems appropriate. The company issued a cashless warrant to acquire 55,683 common shares in payment of Mr. Marshall's salary and bonus for 2001. Mr. Marshall also was granted a 10 year stock option for 90,000 shares of common stock exercisable at $5.00 per share under the company's 1998 Stock Option Plan. The employment agreement and options were canceled on March 31, 2002 in connection with the company's management restructuring.

(7)

The company paid Enterprise Venture Partners, of which Mr. Marshall is a partner, 75,000 shares of common stock under its Business Consultants Stock Plan in fiscal 2001 for services rendered to the company by Enterprise Venture Partners prior to Mr. Marshall's engagement with the company.

(8)

On December 1, 1997, the company entered into a 3 year consulting agreement with James A. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the company in the capacity of consultant to the company. Under such agreement, Mr. James A. Gleasman is entitled to receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the company's Common Stock pursuant to the Company's 1998 Stock Option Plan. The consulting agreement was extended as of December 1, 2000 for an additional 3 years and was modified to authorize the Board of Directors, in its sole discretion, to pay accrued and future Gleasman consulting fees in cash or the capital stock of the Company, or a combination of both, at such times as the Board deems appropriate. The company had accrued a total of $250,000 under the consulting agreement through December 31, 2000 and issued 47,619 shares of common stock to pay such accrued amount. The company accrued $150,000 for fiscal 2001 under the agreement.

(9)

On December 1, 1997, the company entered into a 3 year consulting agreement with Vernon E. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the company in the capacity of Consultant to the company. Under such agreement, Mr. Vernon Gleasman is entitled to receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the company's Common Stock pursuant to the company's 1998 Stock Option Plan. The consulting agreement was extended as of December 1, 2000 for an additional 3 years and was modified to authorize the Board of Directors, in its sole discretion, to pay accrued and future Gleasman consulting fees in cash or the capital stock of the company, or a combination of both, at such times as the Board deems appropriate. The company had accrued a total of $236,500 under the consulting agreement through December 31, 2000 and issued 40,762 shares of common stock to pay such accrued amount. The company accrued $150,000 for fiscal 2001 under the agreement.

Each of the consulting and employment agreements contain customary covenants prohibiting the consultant or employee from disclosure of confidential information regarding the company, its inventions and its products, and provisions confirming that all inventions conceived, made or developed by the consultant or employee and relating to the business of the company constitutes the sole property of the company. Each of the consulting and employment agreements contains covenants restricting the consultant or employee from engaging in any activities competitive with the business of the company during the terms of such agreements and for a period of two years after termination. Each of the consulting agreements also contain a provision that the benefits provided thereunder continue even if the consultant were to become unable to perform services for the company during its term.

(10)	On August 28, 2001, Mr. Bronsky was granted a 10 year option to purchase 100,000 shares at $5.00 per share.
(11)	During fiscal year 2001, Mr. Bronsky was paid 11,098 shares of common stock for internal accounting services rendered as Chief Financial and Accounting Officer.

               Herbert H. Dobbs is Chairman of the company's Board of Directors. Lee E. Sawyer was a Director of the company resigning such position on December 31, 2001 for personal reasons. During its fiscal year ending December 31, 2001, the company did not renumerate either of them in such capacities.

               On February 6, 1998, the company entered into 3 year employment agreements with Herbert H. Dobbs, Lee E. Sawyer and Morton A. Polster commence on the first day of the month in which the company received the proceeds from the completion of an initial public offering of its securities. The agreements were terminated on August 1, 2001. However, options under the agreements for 100,000 shares at $5.00 per share in the case of Messrs. Dobbs and Polster and 180,000 shares at $5.00 per share in the case of Mr. Sawyer were continued in accordance with their terms.

Option/SAR Grants in Last Fiscal Year

               The following table sets forth certain information for the Named Executive Officers as well as the company's consultants with respect to the grant of options to purchase common stock during the fiscal year ended December 31, 2001.

	Shares Underlying	% of Options
Name	Options Granted	Granted	Exercise Price	Expiration Date

Keith E. Gleasman	0	0%	$0	0
Michael Martindale	180,000	32.7%	$5.00	3/31/02*
Jacob H. Brooks	180,000	32.7%	$5.00	3/31/02*
David Marshall	90,000	16.35%	$5.00	3/31/02*
Morton A. Polster	0	0%	0	0
Samuel M. Bronsky	100,000	18.25%	$5.00	8/27/2011
James A. Gleasman	0	0%	0	0
Vernon E. Gleasman	0	0%	0	0

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

               The following table sets forth certain information for the Named Executive Officers as well as the company's Consultants with respect to the exercise of options to purchase common stock during the fiscal year ended December 31, 2001 and the number and value of securities underlying unexercised options held by the Named Executive Officers as well as the company's consultants as of such date.
Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 2001 Exercisable Unexercisable		Value of Unexercised In-the-Money Options at December 31, 2001(1) Exercisable Unexercisable

Keith E. Gleasman	0	0	25,000	0	$ 0	$ 0
Michael Martindale	0	0	180,000(2)	0	$ 0	$ 0
Jacob H. Brooks	0	0	180,000(2)	0	$ 0	$ 0
David Marshall	0	0	90,000(2)	0	$ 0	$ 0
Morton A. Polster	0	0	80,000	20,000	$ 0	$ 0
Samuel M. Bronsky	0	0	100,000	0	$ 0	$ 0
James A. Gleasman	0	0	25,000	0	$ 0	$ 0
Vernon E. Gleasman	0	0	25,000	0	$ 0	$ 0

(1)     The closing price of the company's common stock on December 31, 2001 was $1.08 per share. Since the per share exercise price is $5.00 under the option agreements, none of the options were "in-the-money" as of that date.

(2)     These options were cancelled on March 31, 2002 in connection with the company's management restructuring.

Year 2000 Options

               550,000 options were granted in the fiscal year ended December 31, 2001 under the Company's 1998 Stock Option Plan.

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

               The company's Board of Directors granted stock options under the 1998 Stock Option Plan to the company's current Named Executive Officers in August, 2001 entitling them to purchase an aggregate of 550,000 shares of common stock, all of which provide for an exercise price of $5.00 per share, are exercisable immediately in full and terminate in 2011.

                In connection with their consulting agreements, the Board of Directors granted stock options under the 1998 Stock Option Plan to Keith, James and Vernon Gleasman entitling them to purchase an aggregate of 75,000 shares of common stock, all of which provide for an exercise price of $5.00 per share, are exercisable on a cumulative basis at the rate of 20% per year beginning on December 1, 1997 and provide that the right to exercise the option in accordance with its terms shall survive the consultant's termination of services. Each option expires on November 30, 2007.

               550,000 options were granted under the Company's 1998 Stock Option Plan during the fiscal year ending December 31, 2001 of which 450,000 was canceled on March 31, 2002 in connection with the company's management restructuring. No options granted under the Plan were exercised during the fiscal year ended December 31, 2001. The Plan also previously granted Herbert H. Dobbs and Lee E. Sawyer and Morton A. Polster an aggregate 380,000 options, all of which provide for an exercise price of $5.00 per share, are exercisable on a cumulative basis at the rate of 20% per year beginning January 1, 1998, and expire on December 31, 2007.

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

               On September 12, 2000, October 11, 2001 and December 13, 2001, the Board authorized an increase in the number of shares under the Plan by 200,000, 200,000 and 100,000 respectively. The Company undertook to register the issuance of such shares under cover of Securities and Exchange Commission Form S-8, and such registration statements became effective on October 5, 2000, November 7, 2001 and December 21, 2001, respectively.

               On January 24, 2002, the Company's shareholders approved an increase in the number of shares issuable under the Plan to 1,500,000. On February 1, 2002, the Company undertook to register the issuance of such shares under cover of Securities and Exchange Commission Form S-8, which registration statement became effective on Feburary 1, 2002.

               For the fiscal year ending December 31, 2001, the Company issued 361,100 shares of common stock under the Business Consultants Stock Plan.
Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership

          The following table sets forth as of December 31, 2001 certain information with respect to the beneficial ownership of the common stock of the Company by (i) each person known by the Company to own more than 5% of the outstanding shares of the common stock of the Company, each director, each executive officer, each consultant and (ii) all directors, executive officers and named consultants of the Company as a group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name and Address of Beneficial Owner	Number of Shares Owned	Percent of Shares Owned
Vernon E. Gleasman 11 Pond View Drive Pittsford, NY 14534	5,523,161(1)	23.85%
(1)

Includes 1,746,066 shares attributable to ownership by Mrs. Margaret Gleasman. Includes 25,000 shares which may be purchased through the exercise of a ten year option granted on December 1, 1997, exercisable at $5.00 per share. In December, 1997, Mr. Gleasman entered into option agreements pursuant to which related parties have the right to purchase 2,000,000 shares of the company's common stock from him at an exercise price of $5.00 per share.

Name and Address of Beneficial Owner	Position	Number of Shares Owned	Percent of Shares Owned

Herbert H. Dobbs
448 West Maryknoll Road
Rochester Hills, MI 48309

Keith E. Gleasman
11 Pond View Drive
Pittsford, NY 14534

Michael Martindale
11 Pond View Drive
Pittsford, NY 14534

Jacob H. Brooks
11 Pond View Drive
Pittsford, NY 14534

Lee E. Sawyer
16 Williamsburg Lane
Rolling Hills, CA 90274

Morton A. Polster
c/o Eugene Stephens &
Associates
56 Windsor Street
Rochester, NY 14605

James A. Gleasman
11 Pond View Drive
Pittsford, NY 14534

David K. Marshall
11 Pond View Drive
Pittsford, NY 14534

Samuel M. Bronsky
6653 Main Street
Williamsville, NY 14221

All Executive Officers
and Directors as a Group

(9 persons)

Chairman of the Board
of Directors

President, Torvec, Inc.;
Director

Chief Executive Officer
Torvec, Inc.; Director

Chief Operating Officer,
Torvec, Inc; Director

Director

Secretary, Torvec, Inc.;
Director

Consultant, Torvec, Inc.;
Director

Vice President of
Manufacturing, Torvec, Inc.

Chief Financial and
Accounting Officer

		441,000(1) 5,402,562(2) 392,261(3) 180,000(4) 465,000(5) 356,407(6) 5,324,760(7) 90,000(8) 109,164(9) 12,761,154(10)	1.90% 23.33% 1.68% Less than 1% 1.99% 1.53% 23.00% Less than 1% Less than 1% 52.86%

(1)

Includes 100,000 shares which may be purchased through the exercise of a ten year option granted on January 1, 1998, exercisable at $5.00 per share. In May, 1998, Dr. Dobbs entered into option agreements pursuant to which related parties have the right to purchase 360,000 shares of the company's common stock from him at an exercise price of $5.00 per share.

(2)

Includes 25,000 shares which may be purchased through the exercise of a ten year option granted on December 1, 1997, exercisable at $5.00 per share. In December, 1997, Mr. Gleasman entered into option agreements pursuant to which related parties have the right to purchase 300,000 shares of the company's common stock from him at an exercise price of $5.00 per share.

(3)

Includes 180,000 shares which may be purchased through the exercise of a ten year option granted on August 1, 2001, exercisable at $5.00 per share. These options were canceled on March 31, 2002 in connection with the company's management restructuring.

(4)

Includes 180,000 shares which may be purchased through the exercise of a ten year option granted on August 1, 2001, exercisable at $5.00 per share. These options were canceled on March 31, 2002 in connection with the company's management restructuring.

(5)

Includes 180,000 shares which may be purchased through the exercise of a ten year option granted on January 1, 1998, exercisable at $5.00 per share. Mr. Sawyer resigned from the Board on December 31, 2001.

(6)	Includes 100,000 shares which may be purchased through the exercise of a ten year option granted on January 1, 1998, exercisable at $5.00 per share.

(7)

Includes 25,000 shares which may be purchased through the exercise of a ten year option granted on December 1, 1997, exercisable at $5.00 per share. In November, December 1997, Mr. Gleasman entered into option agreements pursuant to which related parties have the right to purchase 364,000 shares of the company's common stock from him at an exercise price of $5.00 per share.

(8)

Includes 90,000 shares which may be purchased through exercise of a ten year option granted on September 1, 2001, exercisable at $5.00 per share. These options were canceled on March 31, 2002 in connection with the company's management restructuring.

(9)	Includes 100,000 shares which may be purchased through exercise of a ten year option granted on August 28, 2001, exercisable at $5.00 per share.

(10)

Includes an aggregate 980,000 shares which may be purchased through the exercise of ten year options all of which are exercisable at $5.00 per share. 450,000 of these options were cancelled on March 31, 2002 in connection with the company's management restructuring.

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

               On December 1, 1997, as part of his consulting agreement, the company granted a stock option to Vernon E. Gleasman for 25,000 shares of common stock, exercisable at $5.00 per share. The option expires on November 30, 2007 and vests at the rate of 20% per year during the first 5 years of the option term.

               On December 1, 1997, as part of his consulting agreement, the company granted a stock option to Keith E. Gleasman for 25,000 shares of common stock, exercisable at $5.00 per share. The option expires on November 30, 2007 and vests at the rate of 20% per year during the first 5 years of the option term.

               On December 1, 1997, as part of his consulting agreement, the company granted a stock option to James A. Gleasman for 25,000 shares of common stock, exercisable at $5.00 per share. The option expires on November 30, 2007 and vests at the rate of 20% per year during the first 5 years of the option term.

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

               Mr. Morton A. Polster, a director of the company and its Secretary, has been patent counsel to the Gleasman family since 1989 and has been in charge of the preparation and execution of the Gleasmans' and now the company's U.S. and international patent protection. Mr. Polster received 291,600 shares of the company's common stock at the inception of the company. Mr. Polster has received 9,113 shares under the company's Business Consultants Stock Plan through December 31, 2001.

                Mr. Samuel M. Bronsky, the company's chief financial and accounting officer, received 11,098 shares under the company's Business Consultants Stock Plan for internal accounting services rendered to the company in fiscal 2001.

               On March 26, 2001, the company issued 38,286, 40,762 and 47,619 shares to Keith E. Gleasman, Vernon E. Gleasman and James A. Gleasman, respectively, in lieu of payment of accrued consulting fees of $201,000, $214,000 and $250,000. The conversion price was $5.25 per share.

               During 2001, the company borrowed $62,000 from James A. Gleasman, $19,100 from Keith E. Gleasman and $25,000 from Margaret Gleasman. These loans are payable on demand and bear no interest. The company has repaid $56,547 to James Gleasman and $10,000 to Keith Gleasman. On July 11, 2001, the company borrowed $50,000 from a shareholder. The loan was repaid in full on April 2, 2002 by the issuance of 35,461 common shares to the shareholder.

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

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

	3.3	Certificate of Amendment to the Certificate of Incorporation dated February 8, 2002;

3.4	By-laws, as amended by shareholders on January 24, 2002.

(4)	Instruments defining the rights of holders including indentures None

(9)	Voting Trust Agreement

None

(10)	Material Contracts

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

10.3

The Company's Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000 and 800,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001 and February 1, 2002 respectively;

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

10.7	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

	10.8	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

	10.9	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

	10.10	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

	10.11	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.12

Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

	10.13	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

	10.14	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

	10.15	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.16

Investment Banking Services Agreement with Swartz
Institutional Finance (Dunwoody Brokerage Services, Inc.),
as amended, dated October 23, 2001, incorporated by reference to
Form 10-QSB filed for fiscal quarter ended September 30, 2001;

	10.17	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

	10.18	Pittsford Capital Group, LLC Agreement dated January 30, 2002;

	10.19	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002;

	10.20	Series B Warrant dated April 10, 2002;

(11)	Statement re computation of per share earnings (loss)

Not applicable

(15)	Letter re unaudited interim financial information

Not applicable

(18)	Letter re change in accounting principles

Not applicable

(19)	Report furnished to security holders

Not applicable

(22)	Published report regarding matters submitted to vote of security holders

Not applicable

(23)	Consents of experts and counsel

Richard A. Eisner, LLP consent

(24)	Power of attorney

Not applicable

(99)	Additional exhibits

Not applicable

(b)     Reports Filed on Form 8-K

               None.

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

a.	the company's ability to raise or borrow significant capital to fund its business plan;

b.

the company's ability to enter into collaborative joint working arrangements, formal joint venture arrangements and/or licensing arrangements with domestic and/or foreign governments, automotive industry manufacturers and suppliers to manufacture and promote the company's inventions;

c.	industry and consumer acceptance of the company's inventions;

d.	the level of competition and resistance in the automotive and related industries;

e.	general economic and competitive conditions in the markets and countries in which the company will operate, and the risks inherent in any future international operations;

f.

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

TORVEC, INC.
Date: April 15, 2002	By: /S/ KEITH E. GLESAMAN Keith E. Gleasman, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: April 15, 2002	By: /S/ HERBERT H. DOBBS
Herbert H. Dobbs, Chairman of the Board of Directors

Dated: April 15, 2002	By: /S/ KEITH E. GLEASMAN
Keith E. Gleasman, President and Director

Dated: April 15, 2002	By: /S/ MORTON A. POLSTER
Morton A. Polster, Director and Secretary

Dated: April 15, 2002	By: /S/ JAMES A. GLEASMAN
James A. Gleasman, Director

Dated: April 15, 2002	By: /S/ SAMUEL M. BRONSKY
Samuel M. Bronsky, Chief Financial and Accounting Officer

EXHIBIT INDEX
EXHIBIT			PAGE

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

N/A

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	3.3	Certificate of Correction dated March 22, 2002;	77

	3.4	By-laws, as amended by shareholders on January 24, 2002.	84

(4)	Instruments defining the rights of holders including indentures None		N/A

(9)	Voting Trust Agreement

	None		N/A

EXHIBIT			PAGE

(10)	Material Contracts

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

N/A

10.3

The Company's Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999 as amended by reference to Form S-8 Registration Statement registering an additional 200,000,
200,000, 100,000 and 800,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000,
November 7, 2001, December 21, 2001 and February 1, 2002 respectively;

N/A

	10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;	N/A

	10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;	N/A

	10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;	N/A

	10.8	Consulting Agreement Extension with Keith E. Gleasman, effective January 1, 2001;	N/A

EXHIBIT	PAGE

10.9	Consulting Agreement Extension with James A. Gleasman, effective January 1, 2001;	N/A

10.10	Consulting Agreement Extension with Vernon E. Gleasman, effective January 1, 2001,	N/A

10.11	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended April 31, 2001;	N/A

10.12

Investment Banking Services Agreement with Swartz Institutional
Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended
April 31, 2001;

N/A

10.13	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.14	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.15	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.16

Investment Banking Services Agreement with Swartz
Institutional Finance (Dunwoody Brokerage Services, Inc.),
as amended, dated October 23, 2001, incorporated by reference to
Form 10-QSB filed for fiscal quarter ended September 30, 2001;

N/A

10.17	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.18	Pittsford Capital Group, LLC Agreement dated January 30, 2002;	104

10.19	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002;	109

10.20	Series B Warrant dated April 10, 2002;	114

EXHIBIT		PAGE
(11)		Statement re computation of per share earnings (loss)

Not applicable

(15)		Letter re unaudited interim financial information

Not applicable

(18)		Letter re change in accounting principles

Not applicable

(19)		Report furnished to security holders

Not applicable

(22)		Published report regarding matters submitted to vote of security holders

Not applicable

(23)		Consents of experts and counsel

	Richard A. Eisner, LLP Consent	135

(24)		Power of attorney

Not applicable

(99)		Additional exhibits

Not applicable

                                                                                                   EXHIBIT 3.3

CERTIFICATE OF CORRECTION
OF
TORVEC, INC.

Under Section 105 of the Business Corporation Law

     The undersigned being the President and Secretary of Torvec, Inc., do hereby certify and set forth:

          1.     The name of the Corporation is Torvec, Inc.

          2.     The Certificate of Incorporation of the Corporation was filed by the Department of State on September 25, 1996.

          3.     The Certificate is hereby corrected to right drafting errors apparent in the Certificate of Amendment of the Certificate of Incorporation, filed February 8, 2002, with the State of New York, Department of State. The Certificate of Incorporation was amended to add a new Article 9 to the Certificate of Incorporation to state the number, designation, relative rights, preferences, and limitations of preferred shares of the par value of $.01 each.

          To effect these corrections, Article 9 of the Certificate of Amendment of the Certificate of Incorporation should be corrected to read as set forth below; specifically, (1) Article 9, Section B(1), "$.25 per Class A Preferred Share" is corrected to read "$.40 per Class A Preferred Share; (2) Article 9, Section B(2), "$2.50 of dividends" is corrected to read $4.00 of dividends"; (3) Article 9, Section C(1), "$2.50 of dividends" is corrected to read "$4.00 of dividends"; (4) Article 9, Section D(2), "$2.50 per Class A" is corrected to read "$4.00 per Class A".

"9. The designation, relative rights, preferences, and limitations of all shares of the Class A Preferred Shares shall, as fixed by the Corporation's Board of Directors in the exercise of its authority conferred by the Certificate of Incorporation and as permitted by Section 502 of the Business Corporation Law, be as follows:

     A.     Three million three hundred thousand (3,300,000) authorized preferred shares of the par value of $.01 each as fixed by the Board of Directors, none of which has been issued, shall be issued in and as a series to be designated Class A Non-Voting Cumulative Convertible Preferred Shares, $.01 par value. Said series is hereinafter called "Class A Preferred Shares". The term preferred shares as used herein shall include all 100,000,000 of the preferred shares, $.01 par value, authorized by the Certificate of Incorporation of the Corporation of which Class A Preferred Shares is the first series.

     B.     (1)     So long as any Class A Preferred Shares are outstanding, the holders of the Class A Preferred Shares will be entitled to receive cumulative preferential dividends in the amount of $.40 per Class A Preferred Share and no more for each annual dividend period. The annual dividend period shall commence on the first day of each March and shall end on the last day of the immediately succeeding February, which February date is referred to as the "Dividend Accrual Date".

               (2)     When and as declared by the Board, dividends payable on the Class A Preferred Shares will be paid in cash out of any funds legally available for the payment of dividends or, in the discretion of the Board, will be paid in Class A Preferred Shares at a rate of 1 Class A Preferred Share for each $4.00 of dividends. No fractions of Class A Preferred Shares shall issue. The Company shall pay cash in lieu of paying fractions of Class A Preferred Shares on a pro rata basis.

               (3)     Dividends shall be cumulative from the date of issuance of Class A Preferred Shares, whether or not declared and whether or not, in any annual dividend period(s), there are net profits or net assets of the Company legally available for the payment of dividends.

(4) Accumulated and unpaid dividends on the Class A Preferred Shares will not bear interest.
(5) So long as any Class A Preferred Shares are outstanding,

the Company may not declare or pay any dividend, make any distribution, or fund, set aside or make monies available for a sinking fund for the purchase or redemption of, any shares or stock of the Company ranking junior to the Class A Preferred Shares with respect to the payment of dividends, including the $.01 par value common stock of the Company ("Junior Stock"), unless all dividends in respect of the Class A Preferred Shares for all past annual dividend periods have been paid and such dividends for the current annual dividend period have been paid or declared and duly provided for. Subject to the foregoing, and not otherwise, the dividends (payable in cash, stock or otherwise) as may be determined by the Board, may be declared and paid on any Junior Stock from time to time out of any funds legally available therefor, and the Class A Preferred Shares will be entitled to participate in any such dividends, whether payable in cash, stock or otherwise, on a pro rata basis.

          C.     (1)     In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Class A Preferred Shares then outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount in respect of any shares of any Junior Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Company, all accumulated and unpaid dividends (including a prorated dividend from the last Dividend Accrual Date) in respect of any liquidation, dissolution or winding up consummated except that, notwithstanding the provisions of Section B(2), all of such accumulated and unpaid dividends will be paid in Class A Preferred Shares at a rate of 1 Class A Preferred Share for each $4.00 of dividends. No fractions of Class A Preferred Shares shall issue. The Company shall pay cash in lieu of paying fractions of Class A Preferred Shares on a pro rata basis.

               (2)     The Class A Preferred Shares will be entitled to participate on a pro rata basis in any distribution of assets as may be made or paid on Junior Stock upon the liquidation, dissolution or winding up of the Company.

          D.     (1)     The Company may, in the absolute discretion of its Board, redeem at any time and from time to time from any source of funds legally available any and all of the Class A Preferred Shares at the Redemption Price.

(2) For each redemption, the Redemption Price for each Class

A Preferred Share shall be equal to the sum of $4.00 per Class A Preferred Share payable in cash, plus an amount payable (not withstanding the provisions of Section B(2)) in cash equal to the sum of all accumulated unpaid dividends per Class A Preferred Share (including a prorated annual dividend from the last Dividend Accrual Date) to the respective date for each redemption on which the Company shall redeem any Class A Preferred Shares (the "Redemption Date").

               (3)     In the event of a redemption of only a portion of the then outstanding Class A Preferred Shares, the Company will affect the redemption pro rata according to the number shares held by each holder of Class A Preferred Shares.

               (4)     Unless the Company defaults in the payment in full of the Redemption Price, the obligation of the Company to pay dividends on the Class A Preferred Shares redeemed shall cease on the Redemption Date, and the holders of the Class A Preferred Shares redeemed will cease to have any further rights with respect to such redeemed Class A Preferred Shares on the Redemption Date, other than to receive the Redemption Price.

(5) The holders of the Class A Preferred Shares have no right to seek or to compel redemption of the Class A Preferred Shares.

          E.     The holders of Class A Preferred Shares are not be entitled to vote in any and all elections of directors and with respect to any and all other matters as to which the vote or consent of shareholders of the Company shall be required or taken.

          F.     (1)     The holders of the Class A Preferred Shares have the right, at each holder's option but subject to Board approval in each case, to convert each Class A Preferred Share into 1 fully paid and nonassessable share of the $.01 par value common stock of the Company ("Common Share") without payment of any conversion price or other consideration. Such 1 for 1 rate of conversion is subject to adjustment as set forth in Section F(9).

               (2)     The Conversion Privilege set forth in this Section E may
not be exercised by the holder of Class A Preferred Shares until 1 year shall have elapsed from the issue date of the Class A Preferred Shares held by such holder and may not be exercised if the Board shall not have approved the actual exercise of such Conversion Privilege by such holder of Class A Preferred Shares. Such approval shall not be unreasonably withheld. Upon receipt of the Notice of Conversion and the Board's approval of such conversion, the Company shall give a Notice of Approval to the holder within 48 hours of the receipt of the Notice of Conversion that the exercise of the Conversion Privilege by such holder is approved.

               (3)     The Conversion Privilege may be exercised in whole or in part and, if exercised in part, a certificate(s) will be issued for the remaining Class A Preferred Shares in any case in which fewer than all of the Class A Preferred Shares represented by a certificate(s) are converted to the same record holder of Class A Preferred Shares converted.

               (4)     Each conversion will be deemed to have been effective immediately prior to the close of business on the date on which the Class A Preferred Shares will have been so surrendered (the "Conversion Date") and the person(s) in whose name(s) any certificate(s) for Common Shares will be issuable upon the conversion will be deemed to have become the holder(s) of record of the Common Shares on the Conversion Date. Effective as of the Conversion Date, the Company will have no obligation to pay dividends on the Class A Preferred Shares converted provided that effective as of the Conversion Date, the Company shall pay all accumulated and unpaid dividends (including the prorated dividend from the last Dividend Accrual Date) on the Class A Preferred Shares converted, payable in the discretion of the Board, in cash out of any funds legally available for payment of such dividends or in Class A Preferred Shares.

               (5)     The Conversion Privilege shall terminate with respect to Class A Preferred Shares called for redemption by the mailing of a Redemption Notice on the close of business on the date immediately preceding the Redemption Date.

               (6)     Notwithstanding the requirement for Board approval and the 1 year limit set forth in Section F(2), in case of any consolidation or merger to which the Company is a party other than a merger or consolidation in which the Company is the surviving corporation or in case of any sale or conveyance to another corporation of all or substantially all of the assets of the Company or in the case of any statutory exchange of securities representing an excess of 50% of the total outstanding securities of the Company with another corporation (including any exchange effected in connection with a merger of a third corporation into the Company), the holders of Class A Preferred Shares then outstanding will have the right to convert the Class A Preferred Shares into the kind and amount of securities, cash or other property which the holder would have owned or have been entitled to receive immediately after the consolidation, merger, statutory exchange, sale or conveyance, had the Class A Preferred Shares been converted immediately prior to the effective date of the consolidation, merger, statutory exchange, sale or conveyance as the case may be.

               (7)     Notwithstanding the 1 year holding period set forth in Section F(2), in the event the highest bid price for the Company's $.01 par value common stock quoted on any exchange, automated quotation system or the OTC Bulletin Board on which such stock is actively traded is $20 or more on 5 consecutive trading days, the holders of Class A Preferred Shares shall have the right to convert such Class A Preferred Shares upon Board approval for such conversion period.

               (8)     Common Shares delivered upon conversion of Class A Preferred Shares will be, upon delivery, validly issued, fully paid and nonassessable, free of all liens and charges and not subject to any preemptive rights.

(9) In case the Company

(a) (b) (c)

declares a dividend, or makes a distribution, on
shares of its $.01 par value common stock in shares
of its $.01 par value common stock; or

subdivides its outstanding shares of its $.01 par
value common stock into a greater number of shares
of its $.01 par value common stock; or

combines its outstanding shares of its $.01 par value
common stock into a smaller number of shares of
$.01 par value common stock,

the number of Common Shares issuable upon the conversion of the Class A Preferred Shares shall be adjusted at the time of the record date for the the number of Common Shares issuable upon the conversion of the Class
A Preferred Shares shall be adjusted at the time of the record date for the dividend or distribution or the effective date of the subdivision or a combination so that after such record or effective date, the holder of Class
A Preferred Shares will be entitled to receive the same percentage of ownership of the Company's $.01 par value common stock as such holder would have been entitled to receive immediately prior to such record or effective date."

          IN WITNESS WHEREOF, the undersigned have executed this Certificate of
Correction this 22 day of March, 2002, and affirm under penalties of perjury that the foregoing statements are true and complete.

/S/ KEITH E. GLEASMAN______________ Keith E. Gleasman, President /S/ MORTON A. POLSTER______________ Morton A. Polster, Secretary

                                                                                                                                EXHIBIT 3.4

BY-LAWS OF

TORVEC, INC.

ARTICLE I
OFFICES

          The principal office of the corporation shall be in the County of Monroe, State of New York. The corporation may also have offices at such other places within or without the State of New York as the board may from time to time determine or the business of the corporation may require.

ARTICLE II
SHAREHOLDERS

1.  PLACE OF MEETINGS

          Meetings of shareholders shall be held at the principal office of the corporation or at such place within or without the State of New York as the board shall authorize.

2.  ANNUAL MEETING

          The annual meeting of the shareholders shall be held at a time and place determined by the directors each year, when the shareholders shall elect a board and transact such other business as may properly come before the meeting or any adjournment thereof. The annual shareholders' meeting may be adjourned by the Board by the giving of notice to the shareholders prior to the meeting.

3.  SPECIAL MEETINGS

          Special meetings of the shareholders may be called by a majority vote of the board of directors from time to time and at any time. The notice of any special meeting shall state the purpose or purposes of the proposed meeting. Business transacted at a special meeting shall be confined to the purposes stated in the notice.

4.  FIXING RECORD DATE

          For the purpose of determining the shareholders entitled to notice of, or to vote at, any meeting of shareholders or any adjournment thereof, or to express consent to, or dissent from, any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the allotment of any rights,

or for the purpose of any other action, the board shall fix, in advance, a date as the record date for any such determination of shareholders. Such date shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. If no record date is fixed it shall be determined in accordance with the provisions of law.

5.  NOTICE OF MEETINGS OF SHAREHOLDERS

          Written notice of each meeting of shareholders shall state the purpose or purposes for which the meeting is called, the place, date and hour of the meeting and unless it is the annual meeting, shall indicate that it is being issued by or at the direction of the person or persons calling the meeting. Notice shall be given either personally or by mail to each shareholder entitled to vote at such meeting, not less than ten nor more than sixty days before the date of the meeting. If action is proposed to be taken that might entitle shareholders to payment for their shares, the notice shall include a statement of that purpose and to that effect. If mailed, the notice is given when deposited in the United States mail, with postage thereon prepaid, directed to the shareholder at his address as it appears on the record of shareholders, or, if he shall have filed with the secretary a written request that notices to him be mailed to some other address, then directed to him at such other address.

6.  WAIVERS

          Notice of meeting need not be given to any shareholder who signs a waiver of notice, in person or by proxy, whether before or after the meeting. The attendance of any shareholder at a meeting, in person without protesting prior to the conclusion of the meeting the lack of notice of such meeting, shall constitute a waiver of notice by him.

7.  QUORUM OF SHAREHOLDERS

          Unless the certificate of incorporation provides otherwise, the holders of one-third of the shares entitled to vote thereat shall constitute a quorum at a meeting of shareholders for the transaction of any business, provided that when a specified item of business is required to be voted on by a class or classes, the holders of a majority of the shares of such class or classes shall constitute a quorum for the transaction of such specified item of business.

          When a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of any shareholders.

          The shareholders present may adjourn the meeting despite the absence of a quorum.

8.  PROXIES

          Every shareholder entitled to vote at a meeting of shareholders or to express consent or dissent without a meeting may authorize another person or persons to act for him by proxy.

          Every proxy must be signed by the shareholder or his attorney-in-fact. No proxy shall be valid after expiration of eleven months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the shareholder executing it, except as otherwise provided by law.

9.  QUALIFICATION OF VOTERS

          Every shareholder of record shall be entitled at every meeting of shareholders to one vote for every share standing in his name on the record of shareholders, unless otherwise provided in the certificate of incorporation.

10.  VOTE OF SHAREHOLDERS

          Except as otherwise required by statute or by the certificate of incorporation or by the by-laws:

(a) directors shall be elected by a plurality of the votes cast at a meeting of shareholders by the holders of shares entitled to vote in the election.

(b) all other corporate action shall be authorized by a majority of the votes cast.

11.  WRITTEN CONSENT OF SHAREHOLDERS

          Any action that may be taken by vote may be taken without a meeting on written consent, setting forth the action so taken, signed by the holders of all the outstanding shares entitled to vote thereon or signed by such lesser number of holders as may be provided for in the certificate of incorporation, and such consent may be executed on one or more copies which shall collectively constitute a single document.

12.  SHAREHOLDER MEETINGS - MATTERS CONSIDERED

          The matters to be considered and brought before any annual or special meeting of shareholders of the company shall be limited to only such matters, including the nomination of election of directors, as shall be brought properly before such meeting in compliance with the procedures set forth in this Article II, Section 12.

          For any matter to be properly brought before any annual or special meeting of shareholders, the matter must be (i) specified in the notice of annual or special meeting given by or at the direction of the board of directors, (ii) otherwise brought before the annual meeting by or at the direction of the board of directors or (iii) brought before the annual meeting in the manner specified in this Article II, Section 12 by a shareholder.

Inclusion in the Company's Proxy Statement

          A shareholder's proposal, including the nomination of any person or persons for election as a director or directors of the company, shall be included in the notice of annual meeting, given by or at the direction of the board of directors, shall be included on the company's proxy card and included along with any supporting statement provided by the shareholder in the company's proxy statement for such meeting only if the shareholder making the proposal is eligible and follows certain procedures. A shareholder is eligible if, and only if, the shareholder has beneficially owned at least
$2,000 or 1% in market value of the company's common stock continuously for at least one year before the date the shareholder submits a proposal and such ownership continues through the date of the annual meeting. Any proposal made by an eligible shareholder shall be properly brought before a regularly scheduled annual meeting only if notice of the matter to be presented by the eligible shareholder at such regularly scheduled annual meeting of shareholders shall be delivered to the secretary of the company at its principal executive offices not less than 120 days prior to the first anniversary date of the company's proxy statement released to shareholders in connection with the previous year's annual shareholders' meeting. If the company did not hold an annual meeting the previous year or if the date of the current year's annual meeting has been changed by more than 30 days from the date of the previous year's annual meeting, the deadline shall be a reasonable time before the company begins to print and mail its proxy materials in connection with the current year's annual meeting. These deadlines shall be printed in the company's proxy statement in the case of a regularly scheduled annual meeting and, if the company did not hold an annual meeting in the previous year or the company has changed the date of its meeting for the current year more than 30 days from last year's annual meeting, the deadline will be specified in the company's Form 10-QSB filed with the Securities and Exchange Commission at least 120 days prior to the date of such meeting.

          In addition to the requirements set forth above, and to any other requirements under applicable law and the certificate of incorporation of the company, an eligible shareholder may only submit a proposal for inclusion in the company's notice, proxy statement and form of proxy for an annual meeting of shareholders if the eligible shareholder and his or her submission is in compliance with all of the rules set forth in Regulation Section 240.14a-8 governing shareholder proposals promulgated under the Securities Exchange Act of 1934 by the Securities and Exchange Commission ("Exchange Act"), or the corresponding provisions of any regulation subsequently adopted by the Securities and Exchange Commission governing shareholder proposals, and not excluded under the provisions of Regulation Section 240.14a-8(i) Question 9 and Regulation Section 240.14a-9 promulgated under the Exchange Act. The procedures set forth in said Regulation Section 240.14a-8 shall govern the disposition of all proposals for which a shareholder seeks inclusion in the Company's proxy materials.

Shareholder Proxy Statements

          Any shareholder desiring to nominate any person or persons for election as a director or directors of the company or who desires to bring any matter or matters before an annual meeting and who fails to meet the requirements set forth above with respect to inclusion of such nomination or proposed matter in the company's proxy statement, in order to bring such nomination and/or matter properly before an annual meeting of shareholders, shall solicit the shareholders of the company by means of a notice, proxy statement and form of proxy all prepared in accordance with the rules and regulations governing the solicitation of proxies promulgated under the Exchange
Act. Any shareholder desiring to nominate any person or persons for election as a director or directors of the company and/or bring any matter before an annual meeting shall deliver a written statement not less than 45 days prior to the first anniversary date on which the company first mailed its proxy solicitation materials for the prior year's annual meeting of shareholders that such shareholder intends to deliver a proxy statement and form of proxies to holders of at least a percentage of the company's voting shares required to carry the proposal, includes the same written statement in its proxy materials filed with the Securities and Exchange Commission and immediately after soliciting the percentage of shareholders required to carry the proposal provides the company with a statement from any solicitor or other person with knowledge that the necessary steps have been taken to deliver a proxy statement and form of proxy to holders of the percentage of the company's voting shares required under these bylaws to carry the proposal.

          If during the prior year the company did not hold an annual meeting, or if the date of the annual has been changed more than 30 days from the prior year, then such written statement must be received within 45 days before the company mails its proxy solicitation materials for the current year's annual meeting, such deadline to be specified in the company's Form 10-QSB filed with the Securities and Exchange Commission at least 120 days prior to the date of such meeting.

          In the case of the shareholder who desires to nominate any person or persons for election as a director or directors of the company, the written statement shall set forth the name of the person or persons to be nominated, the number and class of all shares of each class of stock of the company owned of record and beneficially by each such person, as reported to such shareholder by such nominee(s), the information regarding each such person required by paragraphs (a), (e) and (f) of Item 401 of Regulation SK adopted by the Securities and Exchange Commission, each such person's signed consent to serve as a director of the company if elected, such shareholder's name and address, the number and class of all shares of each class of stock of the company owned of record and beneficially by such shareholder and the date or dates when such ownership was acquired. Any shareholder who gives a written statement with respect to any matter proposed to be brought before the meeting (not involving nominees for director) shall deliver the text of the proposal to be presented and a brief written statement of the reasons why such shareholder favors the proposal and setting forth such shareholder's name and address, the number and class of all shares of each class of stock of the company owned of record and beneficially by shareholder and the date or dates when such ownership was acquired. If applicable, any material interest of such shareholder in the matter proposed, other than as a shareholder, shall also be set forth.

          As used in this Section 12, shares "beneficially owned" shall mean all shares which such person is deemed to beneficially owned pursuant to Rules 13d-3 and 13d-5 promulgated under the Exchange Act.

13.  CONDUCT OF SHAREHOLDERS' MEETINGS

          The chairman of the board of directors or, in his absence, the chief executive officer of the company or, if both be absent, the president of the company shall preside over all annual and special meetings of the company's shareholders. He may establish such rules and regulations for the conduct of the meeting as he may deem to be reasonably necessary or desirable for the orderly and expeditious conduct of the meeting. He shall also have the exclusive authority, power and duty to determine whether notice of nominees and other matters proposed to be brought before an annual or special meeting has been duly given in the manner provided in Article II, Section 12 and, if no so given, shall direct and declare at the meeting that such nominees and/or such other matters shall not be considered.

ARTICLE III
DIRECTORS

1.  BOARD OF DIRECTORS

          Subject to any provision in the certificate of incorporation the business of the corporation shall be managed by its board of directors, each of whom shall be at least 18 years of age.

2.  NUMBER OF DIRECTORS

          The number of directors shall be one if there is only one shareholder, and two if there are two shareholders. If there are three or more shareholders there shall be at least three and a maximum of fifteen directors, with the number to be determined by the Board of Directors.

3.  ELECTION AND TERM OF DIRECTORS

          At each annual meeting of shareholders, the shareholders shall elect directors to hold office until the next annual meeting. Each director shall hold office until the expiration of the term for which he is elected and until his successor has been elected and qualified, or until his prior resignation or removal.

4.  NEWLY CREATED DIRECTORSHIPS AND VACANCIES

          Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of a majority of the directors then in office, although less than a quorum exists, unless otherwise provided in the certificate of incorporation. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the shareholders unless otherwise provided in the certificate of incorporation. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

5.  REMOVAL OF DIRECTORS

          Any or all of the directors may be removed for cause only by vote of a majority of the shares issued and outstanding. No directors may be removed without cause.

6.  RESIGNATION

          A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

7.  QUORUM OF DIRECTORS

          Unless otherwise provided in the certificate of incorporation, a majority of the entire board shall constitute a quorum for the transaction of business or of any specified item of business.

8.  ACTION OF THE BOARD

          Unless otherwise required by law, the vote of a majority of the directors present at the time of the vote, if a quorum is present at such time, shall be the act of the board. Each director present shall have one vote regardless of the number of shares, if any, which he may hold. Any action that may be taken by vote may be taken without a meeting on written consent, setting forth the actions so taken, signed by all directors entitled to vote thereon, and such consent may be executed on one or more copies which shall collectively constitute a single document.

9.  TELEPHONE CONFERENCES

          Unless otherwise restricted by the certificate of incorporation or these by-laws, members of the board of directors, or any committee designated by the board of directors, may participate in a meeting of the board of directors, or any committee, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.

10.  PLACE AND TIME OF BOARD MEETINGS

          The board may hold its meetings at the office of the corporation or at such other places, either within or without the State of New York, as it may from time to time determine.

11.  REGULAR ANNUAL MEETING

          A regular annual meeting of the board shall be held immediately preceding the annual meeting of shareholders at the place to be determined by the board.

12.  NOTICE OF MEETINGS OF THE BOARD; ADJOURNMENT

          (a)          Regular meetings of the board may be held without notice at such time and place as it shall from time to time determine. The chief executive officer shall schedule and deliver such schedule of regular meetings at the beginning of each fiscal year. Special meetings of the board shall be held upon notice to the directors and may be called by the chairman upon three days notice to each director either personally or by mail or by wire; special meetings shall be called by the chairman in a like manner on written request of two directors. The chairman or his delegate must receive written acknowledgments of receipt of the notice of meeting for all directors prior to the commencement of any special meeting, except that notice of a meeting need not be given to any director who submits a waiver of notice whether before or after the meeting or who attends the meeting without protesting prior thereto or at its commencement, the lack of notice to him.

          (b)          A majority of the directors present, whether or not a quorum is present, may adjourn any meeting to another time and place. Notice of the adjournment shall be given all directors who were absent at the time of the adjournment and, unless such time and place are announced at the meeting, to the other directors.

13.  CHAIRMAN

          At all meetings of the board, the chairman of the board, or in his absence, the chief executive officer or in the absence of both, the president shall preside. A presiding officer chosen by the board shall preside at any meeting if none of the persons listed above are present.

14.  EXECUTIVE AND OTHER COMMITTEES

          The board, by resolution adopted by a majority of the entire board, may designate from among its members an executive committee and other committees, each consisting of three or more directors. Each such committee shall serve at the pleasure of the board.

15.  COMPENSATION

          No compensation shall be paid to directors, as such, for their services, but by resolution of the board a fixed sum established on an annual and/or per meeting basis plus expenses for actual attendance, at each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

ARTICLE IV
OFFICERS

1.  OFFICERS, ELECTION, TERM

          (a)          Unless otherwise provided for in the certificate of incorporation, the board may elect or appoint a chief executive officer, a chief operating officer, a president, one or more vice-presidents, a secretary and a treasurer, and such other officers as it may determine, who shall have such duties, powers and functions as herein provided, or as otherwise may be specified by the board in any employment and/or consulting agreement executed by the company and by the officer as authorized and approved by the board.

          (b)          All officers shall be elected or appointed to hold office until the meeting of the board following the annual meeting of shareholders.

          (c)          Each officer shall hold office for the term for which he is elected or appointed and until his successor has been elected or appointed and qualified.

2.  REMOVAL, RESIGNATION, SALARY, ETC.

          (a)          Any officer elected or appointed by the board may be removed by the board with or without cause.

          (b)          In the event of the death, resignation or removal of an officer, the board in its discretion may elect or appoint a successor to fill the unexpired term.

          (c)          When all of the issued and outstanding stock of the Corporation is owned by one person, such person may hold all or any combination of offices, otherwise, any two or more offices may be held by the same person, except the offices of president and secretary.

          (d)          The compensation of all officers as well as any other terms and conditions of employment shall be fixed by the board.

          (e)          The directors may require any officer to give security for the faithful performance of his duties.

3.  PRESIDENT

          The president, together with the chief executive officer, if any, chief operating officer, if any, shall manage the business of the corporation and shall see that all orders and resolutions of the board are carried into effect.

4.  VICE PRESIDENTS

          The board may appoint any number of vice-presidents. Each vice president shall perform such other duties as the board shall prescribe.

5.  SECRETARY

          The secretary shall:

(a) attend all meetings of the board and of the shareholders;
(b) record all votes and minutes of all proceedings in a book to be kept for that purpose;
(c) give or cause to be given notice of all meetings of shareholders and of special meetings of the board;
(d) keep in safe custody the seal of the corporation and affix it to any instrument when authorized by the board;

          (e)          when required, prepare or cause to be prepared and available at each meeting of shareholders a certified list in alphabetical order of the names of shareholders entitled to vote thereat, indicating the number of shares of each respective class held by each;

(f) keep all the documents and records of the corporation as required by law or otherwise in a proper and safe manner;
(g) perform such other duties as may be prescribed by the board.

6.  ASSISTANT SECRETARIES

          During the absence or disability of the secretary, the assistant secretary, or if there are more than one, the one so designated by the secretary or by the board, shall have all the powers and functions of the secretary. The secretary may delegate the function of his office from time to time to persons in a fiduciary relationship to the company, its board and its shareholders.

7.  TREASURER

          The company need not have a treasurer. If a treasurer is appointed, the treasurer shall:

(a) have the custody of the corporate funds and securities;

(b) keep full and accurate accounts of receipts and disbursements in the corporate books;

(c) deposit all money and other valuables in the name and to the credit of the corporation in such depositories as may be designated by the board;

(d) disburse the funds of the corporation as may be ordered or authorized by the board and preserve proper vouchers for such disbursements;

(e)          render to the president and board at the regular meetings of the board, or whenever they require it, an account of all his transactions as treasurer and of the financial condition of the corporation;

(f) render a full financial report at the annual meeting of the shareholders if so requested;

(g) be furnished by all corporate officers and agents at his request, with such reports and statements as he may require as to all financial transactions of the corporation;

(h) perform such other duties as are given to him by these by-laws or as from time to time are assigned to him by the board or the president.

8.  ASSISTANT TREASURER

          During the absence or disability of the treasurer, the assistant treasurer, or if there are more than one, the one so designated by the secretary or by the board, shall have all the powers and functions of the treasurer.

9.  SURETIES AND BONDS

          In case the corporation shall so require, any officer or agent of the corporation shall execute to the corporation a bond in such sum and with such surety or sureties as the corporation may direct, conditioned upon the faithful performance of his duties to the corporation and including responsibility for negligence and for the accounting for all property, funds or securities of the corporation which may come into his hands.

ARTICLE V
CERTIFICATES FOR SHARES

1.  CERTIFICATES

          The shares of the corporation shall be represented by certificates. They shall by numbered and entered in the books of the corporation as they are issued. They shall exhibit the holder's name and the number of shares and shall be signed by the president or a vice-president and the treasurer or the secretary and shall bear the corporate seal. The signature of any such officer may be a facsimile signature, and the seal may be a facsimile seal. In case of any officer who signed or whose facsimile signature or signatures were placed on any such certificate shall have ceased to be such officer before such certificate is issued, it may nevertheless be issued by the Corporation with the same effect as if he were such officer at the date of issue.

2.  LOST OR DESTROYED CERTIFICATES

          The board may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation, alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the board may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or give the corporation a bond in such sum and with such surety or sureties as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost or destroyed.

3.  TRANSFERS OF SHARES

          (a)          Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, and cancel the old certificate; every such transfer shall be entered on the transfer book of the corporation which shall be kept at its principal office. No transfer shall be made within ten days next preceding the annual meeting of shareholders.

          (b)          The corporation shall be entitled to treat the holder of record of any share as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person whether or not it shall have express or other notice thereof, except as expressly provided by the laws of New York.

4.  CLOSING TRANSFER BOOKS

          The board shall have the power to close the share transfer books of the corporation for a period of not more than ten days during the thirty day period immediately preceding (1) any shareholders' meeting, or (2) any date upon which shareholders shall be called upon to or have a right to take action without a meeting, or (3) any date fixed for the payment of a dividend or any other form of distribution, and only those shareholders of record at the time the transfer books are closed, shall be recognized as such for the purpose of (1) receiving notice of or voting at such meeting, or (2) allowing them to take appropriate action, or (3) entitling them to receive any dividend or other form of distribution.

          Notwithstanding the above, the share transfer books of the corporation shall not be closed for any purpose during any time period when any class of the corporation's capital stock is listed for trading on the American Stock Exchange.

ARTICLE VI
DIVIDENDS

          Subject to the provisions of the certificate of incorporation and to applicable law, dividends on the outstanding shares of the corporation may be declared in such amounts and at such time or times as the board may determine. Before payment of any dividend, there may be set aside out of the net profits of the corporation available for dividends such sum or sums as the board from time to time in its absolute discretion deems proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the board shall think conducive to the interest of the corporation, and the board may modify or abolish any such reserve.

ARTICLE VII
CORPORATE SEAL

          The seal of the corporation shall be circular in form and bear the name of the corporation, the year of its organization and the words "Corporate Seal, New York." The seal may be used by causing it to be impressed directly on the instrument or writing to be sealed, or upon adhesive substance affixed thereto. The seal on the certificate for shares or on any corporate obligation for the payment of money may be a facsimile, engraved or printed.

ARTICLE VIII
EXECUTION OF INSTRUMENTS

          All corporate instruments and documents shall be signed or countersigned, executed, verified or acknowledged by such officer or officers or other person or persons as the board may from time to time designate.

ARTICLE IX
FISCAL YEAR

          The fiscal year shall begin the first day of January in each year.

ARTICLE X
REFERENCES TO CERTIFICATE OF INCORPORATION

          Reference to the certificate of incorporation in these by-laws shall include all amendments thereto or changes thereof unless specifically excepted.

ARTICLE XI
INDEMNIFICATION OF DIRECTORS AND OFFICERS

1.  GENERALLY

          Each person who was or is made a party or is threatened to be made a party to or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or his testator or intestate (a) is or was a director or officer of the Corporation or (b) is or was a director or officer of the Corporation who serves or served, in any capacity, any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise at the request of the Corporation (hereinafter an "Indemnitee"), shall be indemnified and held harmless by the Corporation against all expense, liability and loss including ERISA excise taxes or penalties, judgments, fines, penalties, amounts paid in settlement (provided the Corporation shall have given its prior consent to such settlement, which consent shall not be unreasonably withheld by it) and reasonable expenses, including attorneys' fees suffered or incurred by such Indemnitee in connection therewith and such indemnification shall continue as to an Indemnitee who has ceased to be a director or officer and shall inure to the benefit of the Indemnitee's heirs and fiduciaries; provided, however, that no indemnification may be made to or on behalf of any director or officer if his acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated or otherwise disposed of, or he personally gained in fact a financial profit or other advantage to which he was not legally entitled. Notwithstanding the foregoing, except as contemplated by Section 3 hereof, the Corporation shall indemnify any such Indemnitee in connection with a proceeding (or part thereof) initiated by such Indemnitee only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation.

2.  ADVANCEMENT OF EXPENSES

          All expenses reasonably incurred by an Indemnitee in connection with a threatened or actual proceeding with respect to which any such Indemnitee is or may be entitled to indemnification under this Article shall be advanced to him or promptly reimbursed by the Corporation in advance of the final disposition of such proceeding, upon receipt of an undertaking by him or on his behalf to repay the amount of such advances, if any, as to which he is ultimately found not to be entitled to indemnification or, where indemnification is granted, to the extent such advances exceed the indemnification to which he is entitled. Such person shall cooperate in good faith with any request by the Corporation that common counsel be used by the parties to an action or proceeding who are similarly situated unless to do so would be inappropriate due to an actual or potential conflict of interest.

3.  PROCEDURE FOR INDEMNIFICATION

          (a)          Not later than thirty (30) days following final disposition of a proceeding with respect to which the Corporation has received written request by an Indemnitee for indemnification pursuant to this Article or with respect to which there has been an advancement of expenses pursuant to Section 2 of this Article, if such indemnification has not been ordered by a court, the Board of Directors shall meet and find whether the Indemnitee met the standard of conduct set forth in Section 1 of this Article, and, if it finds that he did, or to the extent it so finds, shall authorize such indemnification.

          (b)          Such standard shall be found to have been met unless (i) a judgment or other final adjudication adverse to the Indemnitee established that the standard of conduct set forth in Section 1 of this Article was not met, or (ii) if the proceeding was disposed of other than by judgment or other final adjudication, the Board finds in good faith that, if it had been disposed of by judgment or other final adjudication, such judgment or other final adjudication would have been adverse to the Indemnitee and would have established that the standard of conduct set forth in Section 1 of this Article was not met.

          (c)          If the Board fails or is unable to make the determination called for by paragraph (a) of this Section 3, or if indemnification is denied, in whole or in part, because of an adverse finding by the Board, or because the Board believes the expenses for which indemnification is requested to be unreasonable, such action, inaction or inability of the Board shall in no way affect the right of the Indemnitee to make application therefor in any court having jurisdiction thereof. In such action or proceeding, or in a suit brought by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the issue shall be whether the Indemnitee met the standard of conduct set forth in Section 1 of this Article, or whether the expenses were reasonable, as the case may be (not whether the finding of the Board with respect thereto was correct.) If the judgment or other final adjudication in such action or proceeding establishes that the Indemnitee met the standard set forth in Section 1 of this Article, or that the disallowed expenses were reasonable, or to the extent that it does, the Board shall then find such standard to have been met or the expenses to be reasonable, and shall grant such indemnification, and shall also grant to the Indemnitee indemnification of the expenses incurred by him in connection with the action or proceeding resulting in the judgment or other final adjudication that such standard of conduct was met, or if pursuant to such court determination such person is entitled to less than the full amount of indemnification denied by the Corporation, the portion of such expenses proportionate to the amount of such indemnification so awarded. Neither the failure of the Board to have made timely a determination prior to the commencement of such suit that indemnification of the Indemnitee is proper in the circumstances because the Indemnitee has met the applicable standard of conduct set forth in Section 1, nor an actual determination by the Board that the Indemnitee has not met such applicable standard of conduct, shall create a presumption that the Indemnitee has not met the applicable standard of conduct. In any suit brought by the Indemnitee to enforce a right to indemnification, or by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that the Indemnitee is not entitled to indemnification, under this Article or otherwise, shall be on the Corporation.

          (d)          A finding by the Board pursuant to this Section 3 that the standard of conduct set forth in Section 1 of this Article has been met shall mean a finding of the Board or shareholders as provided by law.

4.  CONTRACTUAL ARTICLE

          The rights conferred by this Article are contract rights which shall not be abrogated by any amendment or repeal of this Article with respect to events occurring prior to such amendment or repeal and shall, to the fullest extent permitted by law, be retroactive to events occurring prior to the adoption of this Article. No amendment of the Business Corporation Law, insofar as it reduces the permissible extent of the right of indemnification of an indemnitee under this Article, shall be effective as to such person with respect to any event, act or omission occurring or allegedly occurring prior to the effective date of such amendment irrespective of the date of any claim or legal action in respect thereto. This Article shall be binding on any successor to the Corporation, including any corporation or other entity which acquires all or substantially all of the Corporation's assets.

5.  NON-EXCLUSIVITY

          The indemnification provided by this Article shall not be deemed exclusive of any other rights to which any person covered hereby may be entitled other than pursuant to this Article. The Corporation is authorized to enter into agreements with any such person providing rights to indemnification or advancement of expenses in addition to the provisions therefor in this Article, and the Corporation's shareholders and its Board of Directors are authorized to adopt, in their discretion, resolutions providing any such person with any such rights.

6.  INSURANCE

          The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under this Article or applicable law.

7.  INDEMNIFICATION OF EMPLOYEES AND AGENTS OF THE  CORPORATION

          The Corporation may, to the extent authorized from time to time by the Board of Directors, grant rights to indemnification and the advancement of expenses to any employee or agent of the Corporation with the same scope and effect as provided in this Article to directors and officers of the Corporation.

ARTICLE XII
BY-LAW CHANGES

          All bylaws of the company shall be subject to alteration or repeal, and new bylaws may be made, either by the affirmative vote of the holders of record of a majority of the outstanding stock of the company entitled to vote in respect thereof, given at any annual meeting or at any special meeting, provided notice of the proposed alteration or repeal or of the proposed new bylaws be included in the notice of such meeting, or by the affirmative vote of a majority of the whole board of directors given at a special meeting of the board of directors called for the purpose, provided notice of the proposed alteration or repeal or of the proposed new bylaws be included in the notice of such meeting.

DATED: January 24, 2002

                                                                                               EXHIBIT 10.18

Pittsford Capital
   Group
Your Financial Partner.
PITTSFORD CAPITAL
GROUP

January 30, 2002

PERSONAL AND CONFIDENTIAL

Mr. Keith Gleasman
Mr. James Gleasman
Torvec, Inc.
11 Pondview Drive
Pittsford, NY 14534

Dear Keith and James:
1.

Non-Exclusive Agengy Agreement. This letter confirms the agreement of Torvec, Inc.
(the "Company") to engage Pittsford Capital Group, Inc., a New York corporation with its principal place of business at 170 Office Park Way, Pittsford, New York 14534,
("PCG") as its non-exclusive agent to raise up to $5,000,000 in capital as stated in its business plan (a "Transaction"). PCG will arrange for the sale of up to 2,000,000 shares of the Company's $.01 par value preferred stock, convertible on a one-to-one basis into the Company's $.01 par value common stock. Such convertible preferred stock shall carry a dividend equal to ten percent (10%) of the selling price of $2.50 per share, payable annually, either in cash or in the Company's convertible preferred stock, in the Company's discretion. If payable in stock, such annual dividend shall be equal to one (1) convertible preferred share for every ten (10) convertible preferred shares issued and outstanding. The convertible preferred stock may be converted by the holders thereof no earlier than a date which is exactly one (1) year from issuance, or if earlier, the sale of the Company, a recapitalization of Company, or a bid price for the Company's common stock of $20 or more. The conversion of preferred stock into the Company's common stock would occur automatically upon the sale of the Company but, under all other circumstances, would be subject to the approval of the Company's Board of Directors which approval will not be unreasonably withheld. The convertible preferred stock shall be subject to such redemption rights and other preferences as the Board of Directors of the Company shall determine.

PCG shall, within fifteen (I 5) days of the date of the execution of this agreement by both parties, deliver to the Company the first $100,000 (less its 8. 0% fee hereafter described)
representing the first sale transaction under this agreement. This agreement shall

170 Office Parkway - Pittsford, New York 14534-1784 - Telephone: (585) 385-2714 - Fax: (585) 385-2716
www.pittsfordcapital.com
Securities offered through Pittsford Capital Markets, Inc. - Registered Broker/Deal - Member NASD

Personal and Confidential

Mr. Keith Gleasman
Mr. James Gleasman
January 30, 2002
2

automatically terminate if $100,000, less its 8. 0% fee, is not delivered by PCG within fifteen (15) days after the execution of this agreement. This agreement shall also automatically terminate upon the earlier to occur of the delivery of $5,000,000, less commission, to the Company or a date which is exactly six (6) months from the date of the execution of this agreement.

The Company will allocate 2,000,000 of the Company's $.01 par value preferred stock to
PCG to raise $5,000,000 for the Company. When PCG delivers $5,000,000 to the
Company (less its 8.0% fee), any unsold preferred stock shares, out of the original
2,000,000 shares allocated, will be replaced one-for-one with common stock warrants, in addition to the 250,000 common stock warrants described below. The exercise price for such warrants shall be such price as shall provide the most favorable federal income tax treatment for the exercise of such warrants by PCG.

2.	Fees.

For the capital raising services provided hereunder, the Company agrees to pay to PCG the following consideration:

	o	A cash fee equal to eight percent (8.0%) of the total gross capital raised;

o

For each $100,000 (less its 8.0% fee) delivered to the Company, the Company shall pay PCG 5,000 common stock warrants, which warrants shall be issuable and deliverable to PCG upon the expiration of this agreement. The exercise price for such warrants shall be such price as shall provide the most favorable federal income tax treatment for the exercise of such warrants by PCG.

It is understood that the issuance of the convertible preferred stock will not be registered under the Securities Act of 1933 and that the convertible preferred stock will not be registered as a class under the Securities Exchange Act of 1934. It is further understood that investors purchasing the convertible preferred stock shall receive demand and piggyback registration rights and that the common stock issuable upon the exercise of the common stock warrants shall have demand and piggyback registration rights.

3.

Services. PCG shall use its best efforts to identify and locate prospective investors for
Company. Upon acceptance of a proposal by Company, PCG shall take the coordinating role in negotiating and closing the Transaction with approved party or parties.

Personal and Confidential

Mr. Keith Gleasman
Mr. James Gleasman
January 30, 2002
3
4.

Information to be Provided. The Company authorizes PCG to transmit, as the Company's agent, a memorandum and exhibits (including financial data) describing the Company
(hereinafter called the "Information Package"), which will have been reviewed and approved by the Company. The Company represents and warrants to PCG that the information in the Information Package, and, to the best of the Company's knowledge, any other information (whether written or oral) supplied to PCG or any prospective purchaser by or on behalf of the Company in connection with the performance of services hereunder will not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein not misleading.

The Company understands that in rendering services hereunder PCG will be relying, without independent verification, on the accuracy and completeness of all information that is or will be fumished to PCG by or on behalf of the Company or any other party or potential party to any transaction contemplated by this Agreement, and PCG will not in any respect be responsible for the accuracy or completeness thereof.

5.

Authorization. PCG will obtain approval from the Company prior to contacting any party that PCG believes may be a potential party to a Transaction. In granting approval, the
Company authorizes PCG, as the Company's agent, to contact authorized parties that
PCG believes may be a potential party to a Transaction, and transmit to any such party such information concerning the Company, including the Information Package, as PCG may deem appropriate for the purposes hereof.

PCG may, in its sole discretion, engage the services of others (including other intermediaries) without additional cost to Company. In such event, all fees payable pursuant to this Agreement shall be payable to PCG and PCG shall have the sole responsibility of paying, and shall indemnify Company against liability for, any fees and other remuneration and disbursements due to or claimed by such others.

6.	Indemnification. PCG and the Company agree to indemnify one another as follows:
A.

In the event that PCG becomes involved in any capacity in any action, proceeding, investigation or inquiry in connection with any matter referred to in this Agreement or arising out of the matters contemplated by this Agreement, the Company will reimburse PCG for its reasonable legal and other expenses (including the cost of any investigation and preparation) as they are incurred by PCG in connection therewith. The Company also agrees to indemnify PCG and hold it harmless against any losses, claims, damages or liabilities in connection with any matter referred to in this Agreement or arising out of the matters contemplated by this
Agreement, unless it shall be finally judicially determined that such losses, claims,

Personal and Confidential

Mr. Keith Gleasman
Mr. James Gleasman
January 30, 2002
4

damages or liabilities arise solely out of gross negligence willful misconduct or ad faith of PCG in performing the services that are the subject of this Agreement; and
if such indemnification were for any reason not to be available, to contribute to the losses, claims, damages and liabilities involved in the proportion that the
Company's interest bears to PCG's interest in the matters contemplated by this
Agreement. For purposes of this paragraph, PCG shall include PCG, its officers, directors, employees, agents and controlling persons. The foregoing agreement shall be in addition to any rights that any indemnified party may have at common law or otherwise.

B.

In the event that the Company becomes involved in any capacity in any action, proceeding, investigation or inquiry in connection with any matter referred to in this Agreement or arising out of the matters contemplated by this Agreement, PCG will reimburse the Company for its reasonable legal and other expenses (including the cost of any investigation and preparation) as they are incurred by the Company in connection therewith. PCG also agrees to indemnify the Company and hold it harmless against any losses, claims, damages or liabilities in connection with any matter referred to in this Agreement or arising out of the matters contemplated by this Agreement, unless it shall be finally judicially determined that such losses, claims, damages or liabilities arise solely out of gross negligence, willful misconduct or bad faith of the Company in performing the services that are the subject of this Agreement; and if such indemnification were for any reason not to be available, to contribute to the losses, claims, damages and liabilities involved in the proportion that PCG's interest bears to the Company's interest in the matters contemplated by this Agreement. For purposes of this paragraph, the Company shall include the Company, its officers, directors, employees, agents and controlling persons. The foregoing agreement shall be in addition to any rights that any indemnified party may have at common law or otherwise.

7.

Termination. PCGs services hereunder may be terminated by the Company without liability or continuing obligation of the Company if the Company determines not to pursue a Transaction and does not pursue a Transaction during the term of this agreement. PCG will provide the Company with a list of all parties PCG intends to contact. Upon the
Company's approval of such parties as shall be listed by PCG, PCG shall be entitled to any fees payable pursuant to Section 2 upon consummation of a

Personal and Confidential

Mr. Keith Gleasman
Mr. James Gleasman
January 30, 2002
5

Transaction should the Company enter into an agreement for a Transaction or consummate a Transaction with any of such listed parties during the term of this agreement and for a period of twenty-four (24) months thereafter.

PCG shall also be entitled to reimbursement of expenses incurred by PCG as a result of services rendered prior to the date of such termination, and provided further that Sections
4 and 6 hereof shall remain operational and in full force and effect regardless of any termination or expiration.

8.	Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without regard to principles of conflicts of law.

9.

Binding Effect. This Agreement shall be binding upon PCG and the Company and the successors and assigns of both and any successor of any substantial portion of the
Company's and PCG's respective businesses and/or assets.

10.

Acceptance and Agreement. If the foregoing correctly sets forth our understanding, please indicate your acceptance and agreement by executing this letter where indicated
below. Upon your acceptance and agreement, this letter shall constitute a binding agreement between us.

Very truly yours, Pittsford Capital Group, Inc. By: /S/ EDWARD TACKABERRY__________ Name: Edward L. Tackaberry, Chairman

Accepted and agreed as of the date first above written:

Torvec, Inc.

By: : /S/ KEITH GLEASMAN
Name: Mr. Keith Gleasman

Bv: /S/ JAMES GLEASMAN
Name: Mr. James Gleasman

                                                                                                                EXHIBIT 10.19

GLEASMAN-STEENBURGH INDEMNIFICATION AGREEMENT

          THIS INDEMNIFICATION AGREEMENT is made this 9th day of April 2002 by and between TORVEC, INC., a New York business corporation with offices at 11 Pond View Drive, Pittsford, New York 14534, JAMES A. GLEASMAN, residing at 809 Edgewood Ave., Rochester, New York 14618, KEITH E. GLEASMAN, residing at 11 McCoord Woods Dr., and ERIC STEENBURGH, residing at 20 Moraine Point, Victor, New York 14564.

RECITALS

          WHEREAS, Eric Steenburgh is considering becoming a member of the Board of Directors of Torvec, Inc. and its Chief Executive Officer; and

          WHEREAS, James A. Gleasman and Keith E. Gleasman, and each of them, is currently a member of the Board of Directors of Torvec, Inc., each of them is a more than 10% shareholder of Torvec, Inc., and collectively with members of their family, own in excess of 60% of the $.01 par value common stock of Torvec, Inc.; and

          WHEREAS, as an inducement to attract Eric Steenburgh to become a member of the Board of Directors and Chief Executive Officer of Torvec, Inc., Torvec, Inc. will purchase Directors and Officers Liability Insurance in an initial amount of $1,000,000; and

          WHEREAS, as a further inducement to attract Eric Steenburgh to become a member of the Board of Directors and Chief Executive Officer of Torvec, Inc., James A. Gleasman and

Keith E. Gleasman desire to indemnify and hold Eric Steenburgh harmless from all liabilities associated with his role as a Director and Officer of Torvec, Inc.

          NOW, THEREFORE, in consideration of the recitals and mutual covenants herein contained and other good and valuable consideration, receipt whereof is hereby acknowledged, it is hereby agreed as follows:

          1.          James A. Gleasman and Keith E. Gleasman, and each of them, jointly and severally, hereby agree to fully indemnify and hold harmless Eric Steenburgh, his heirs, successors, assigns, personal representatives, administrators and/or trustees of any of his property or rights thereto, as applicable (the "Indemnitee"), from and against and in respect of any and all liabilities, obligations, damages, losses and expenses, including claims of every kind and nature, whether accrued, absolute, contingent or otherwise, and including reasonable attorneys fees, and all costs of defense, incurred by the Indemnitee as a result, or by reason, of any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding") by reason of the fact that the Indemnitee (a) is or was a Director or Officer of Torvec, Inc., or (b) serves or served in any capacity, any other corporation, partnership, joint venture, trust, employee benefit plan, or other enterprise at the request of Torvec, Inc., and such indemnification shall continue as to the Indemnitee after the Indemnitee has ceased to be a Director or Officer of Torvec, Inc. or ceases to serve in any such capacity; provided, however, that no such indemnification may be made to or on behalf of the Indemnitee if the Indemnitee's acts were committed in bad faith or were the result of active and

2

deliberate dishonesty, and were material to the proceeding commenced, or if the Indemnitee gained in fact a financial profit or other advantage to which the Indemnitee was not legally entitled.

          2.          The indemnification obligations of James A. Gleasman and Keith E. Gleasman and each of them shall not apply with respect to any proceeding to the extent that the Indemnitee is indemnified and made whole directly by Torvec, Inc. pursuant to the indemnification provisions of Torvec, Inc.'s By-Laws and/or from any Directors and Officers Liability Insurance that Torvec, Inc. shall keep in force, and to this end Torvec, Inc. hereby agrees to keep in force Directors and Officers Liability Insurance of at least $1,000,000 of coverage.

          3.          All expenses reasonably incurred by an Indemnitee in connection with a threatened or actual proceeding with respect to which this Indemnitee is or may be entitled to indemnification under this Agreement shall be advanced to the Indemnitee or promptly reimbursed in advance of the final disposition of such proceeding, upon receipt of an undertaking by the Indemnitee or on his behalf to repay the amount of such advances, if any, as to which he is ultimately found not to be entitled to indemnification or, where indemnification is granted, to the extent such advances exceed the indemnification to which he is entitled. The
Indemnitee shall cooperate in good faith with any request by Torvec, Inc., its Insurer or by
James or Keith Gleasman that common counsel be used by the parties to a proceeding who are

3

similarly situated unless to do so would be inappropriate due to an actual or potential conflict of interest.

          4.          Not later than thirty (30) days following final disposition of a proceeding with respect to which James and Keith Gleasman have received written request by an Indemnitee for indemnification pursuant to this Agreement or with respect to which there has been an advancement of expenses pursuant to this Agreement, the Gleasmans shall pay or caused to be paid, by certified check or bank funds wire transfer, all amounts required to be paid pursuant to this Agreement. Notwithstanding the foregoing, the parties may by mutual consent extend the time period for indemnification hereunder provided interest at the then applicable federal rate shall be paid with respect to the extension of any time period for indemnification hereunder.

          5.          All notices required by this Agreement shall be delivered to the person required to receive notice at the addresses first given above, and the parties hereby obligate themselves to provide each other with any change of address to which such notices shall be sent.

          6.          James A. Gleasman and Keith E. Gleasman, and each of them, hereby agree and pledge that they will not sell, license, assign, dispose, or otherwise transfer any of their assets without receiving adequate consideration therefor. James A. Gleasman and Keith E. Gleasman, and each of them, hereby agree that they will provide notice to the Indemnitee of any transfer of any of their assets.

          7.          This Agreement shall be construed and enforced in accordance with the laws of the State of New York. This Agreement constitutes the parties' entire understanding with

4

respect to the matters herein contained and may not be changed, altered, amended or modified except by a writing signed by the parties. Neither party may assign this Agreement or the rights and obligations granted and assumed herein.

          IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

/S/ JAMES A. GLEASMAN________________ James A. Gleasman /S/ KEITH E. GLEASMAN_________________ Keith E. Gleasman /S/ ERIC STEENBURGH___________________ Eric Steenburgh

By:	TORVEC, INC. /S/ KEITH E. GLEASMAN__________________ Keith E. Gleasman, President

                                                                                                                EXHIBIT 10.20

SERIES B WARRANT

THIS SERIES B WARRANT AND THE SECURITIES ISSUABLE UPON EXERCISE HEREOF HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAW, AND MAY NOT BE SOLD, TRANSFERRED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF OR EXERCISED UNLESS (i) A REGISTRATION STATEMENT UNDER THE SECURITIES ACT AND APPLICABLE STATE SECURITIES LAWS SHALL HAVE BECOME EFFECTIVE WITH REGARD THERETO, OR (ii) AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT AND APPLICABLE STATE SECURITIES LAWS IS AVAILABLE IN CONNECTION WITH SUCH OFFER, SALE OR TRANSFER.

AN INVESTMENT IN THESE SECURITIES INVOLVES A HIGH DEGREE OF RISK. HOLDERS MUST RELY ON THEIR OWN ANALYSIS OF THE INVESTMENT AND ASSESSMENT OF THE RISKS INVOLVED.

Warrant to Purchase 1,000,000 shares	Warrant Number 1

Series B Warrant to Purchase Common Stock
of
TORVEC, Inc.

THIS CERTIFIES that Eric Steenburgh or any subsequent holder hereof ("Holder") has the right to purchase from TORVEC, Inc., a New York business corporation (the "Company") up to 1,000,000 fully paid and nonassessable shares of the Company's common stock, $0.01 par value per share ("Common Stock") in such installments and upon the happening of such events as are specified in Section 2 below at a price equal to the Exercise Price as defined in Section 3 below, all subject to adjustment as provided for in Section 5 below.

Holder agrees with the Company that this Series B Warrant to Purchase Common Stock of the Company (this "Series B Warrant") is issued and all rights hereunder shall be held subject to all of the conditions, limitations and provisions set forth herein.

1.	Date of Issuance.

This Series B Warrant shall be deemed to be issued on the first day that the Holder shall have been elected by the Company's Board of Directors as a Director of the Company ("Date of Issuance").

2.	Triggering Events and Warrant Price.

(a)

Election as a Director. This Series B Warrant shall be immediately exercisable for up to 250,000 shares of Common Stock upon the election by the Company's Board of Directors of the Holder as a Director of the Company and the payment by the Holder to the Company of $.30 per Series B Warrant share exercisable upon such election.

(b)

Election as Chairman of Board and Chief Executive Officer. This Series B Warrant shall be immediately exercisable for up to an additional 250,000 shares of Common Stock upon the election by the Company's Board of Directors of the Holder as Chairman of the Board and Chief Executive Officer of the Company and the payment by the Holder to the Company of $.50 per Series B Warrant share exercisable upon such election.

(c)

Significant Transaction. This Series B Warrant shall be immediately exercisable for up to an additional 500,000 shares of Common Stock upon the execution by the Company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of the Company's technologies (whether or not as a result of any merger, consolidation, sale or reorganization of the Company), including but not limited to a binding agreement to establish one or more joint venture relationships by the Company and one or more third parties ("Significant Transaction") and the payment by the Holder to the Company of $.75 per Series B Warrant share exercisable upon the happening of a Significant Transaction.

3.	Exercise of Series B Warrant.

(a)

Manner of Exercise. Upon the Date of Issuance, this Series B Warrant may be exercised as to all or any lesser number of full shares of Common Stock as are exercisable in accordance with Section 2 above (the "Series B Warrant Shares") upon surrender of this Series B Warrant, with the Exercise Form attached hereto as Exhibit A (the "Exercise Form") duly completed and executed, at the office of the Company, Attention: Keith E. Gleasman, President; TORVEC, Inc, 11 Pondview Drive; Pittsford, NY 14534; Telephone: (585) 248-8549, Facsimile: (585) 383-0175, or at such other office or agency as the Company may designate in writing, by overnight mail, with an advance copy of the Exercise Form sent to the Company by facsimile (such surrender hereinafter called the "Exercise of this Series B Warrant").

(b)

Date of Exercise. The "Date of Exercise" of the Series B Warrant shall be defined as the date that the advance copy of the completed and executed Exercise Form is sent by facsimile to the Company, provided that the original Series B Warrant and Exercise Form are received by the Company as soon as practicable thereafter. Alternatively, the Date of Exercise shall be defined as the date the original Exercise Form is received by the Company, if Holder has not sent advance notice by facsimile. The Company shall not be required to deliver the Series B Warrant Shares to the Holder until the requirements of Section 3(a) above are satisfied.

	(c)	Exercise Price. This Series B Warrant is exercisable into Series B Warrant Shares without payment of consideration, whether in cash, stock or other property.

For purposes of Rule 144 and sub-section (d)(3)(ii) thereof, it is intended, understood and acknowledged that, subject to there being no disallowance by the Securities and Exchange Commission, the Common Stock issuable upon exercise of this Series B Warrant in a cashless exercise transaction shall be deemed to have been acquired at the time this Series B Warrant was issued. Moreover, it is intended, understood and acknowledged that the holding period for the Common Stock issuable upon exercise of this Series B Warrant in a cashless exercise transaction shall be deemed to have commenced on the date this Series B Warrant was issued.

(d)

Delivery of Shares of Common Stock Upon Exercise. Upon any exercise of this Series B Warrant, the Company shall use its reasonable best efforts to deliver, or shall cause its Transfer Agent to deliver, a stock certificate or certificates representing the number of shares of Common Stock into which this Series B Warrant was exercised, within three (3) trading days of the date that all of the following have been received by the Company: (i) the original completed and executed Exercise Form, and (ii) the original Series B Warrant (collectively, the "Receipt Date").

(e)

Cancellation of Series B Warrant. This Series B Warrant shall be canceled upon the Exercise of this Series B Warrant, and, as soon as practical after the Date of Exercise, Holder shall be entitled to receive Common Stock for the number of shares purchased upon such Exercise of this Series B Warrant, and if this Series B Warrant is not exercised in full, Holder shall be entitled to receive a new Series B Warrant (containing terms identical to this Series B Warrant) representing any unexercised portion of this Series B Warrant in addition to such Common Stock.

(f)

Holder of Record. Each person in whose name any Series B Warrant for shares of Common Stock is issued shall, for all purposes, be deemed to be the Holder of record of such shares on the Date of Exercise of this Series B Warrant, irrespective of the date of delivery of the Common Stock purchased upon the Exercise of this Series B Warrant. Nothing in this Series B Warrant shall be construed as conferring upon Holder any rights as a stockholder of the Company.

4.	Transfer and Registration.

(a)

Transfer Rights. Subject to the provisions of Section 8 of this Series B Warrant, this Series B Warrant may be transferred on the books of the Company, in whole or in part, in person or by attorney, upon surrender of this Series B Warrant properly completed and endorsed. This Series B Warrant shall be canceled upon such surrender and, as soon as practicable thereafter, the person to whom such transfer is made shall be entitled to receive a new Series B Warrant or Series B Warrants as to the portion of this Series B Warrant transferred, and Holder shall be entitled to receive a new Series B Warrant as to the portion hereof retained.

(b)	Securities Law Restrictions on Common Stock.

The Holder understands that the Common Stock issuable upon exercise of this Series B Warrant is not required to be registered under the Securities Act of 1933 (the "1933 Act") by reason of a specific exemption for the offer and sale of the Common Stock under the provisions of Regulation D promulgated by the Securities and Exchange Commission. The Holder further understands that, except as provided below, the Company has not agreed to register the Common Stock for distribution and/or resale in accordance with the provisions of the 1933 Act or to register the Common Stock for distribution and/or resale under any applicable state securities laws. Hence, it is the Holder's understanding that by virtue of the provisions of certain rules respecting "restricted securities" promulgated under such federal and/or state laws, the Common Stock which the Holder is purchasing by virtue of exercise of this Series B Warrant must be held indefinitely and may not be sold, transferred, pledged, hypothecated or otherwise encumbered for value unless and until a secondary distribution and/or resale of such Common Stock is subsequently registered under federal and/or state securities laws or unless an exemption from registration is available, in which case the Holder still may be limited as to the amount of the Common Stock that may be sold, transferred, pledged and/or encumbered for value.

The Holder, therefore, agrees that any certificates evidencing the Common Stock received by the Holder by virtue of the exercise of this Series B Warrant shall be stamped or otherwise imprinted with a conspicuous legend to give notice of the securities law transfer restrictions set forth herein, and the Holder acknowledges that the Company may cause stop transfer orders to be placed on the Holder's account. The legend shall be in substantially the following form:

NO SALE, OFFER TO SELL, OR TRANSFER OF THE COMMON STOCK REPRESENTED BY THIS CERTIFICATE SHALL BE MADE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND IN COMPLIANCE WITH ANY APPLICABLE STATE SECURITIES LAWS OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT THE PROPOSED TRANSFER IS EXEMPT FROM THE REGISTRATION REQUIREMENTS OF SAID ACT AND IS IN COMPLIANCE WITH APPLICABLE STATE SECURITIES LAWS.

(c)	Registrable Securities. The Common Stock issuable upon the exercise of this Series B Warrant has the benefit of the following registration rights:

Registration Rights with Respect to Common Shares Upon Exercise of Series B Warrant

(a) Piggyback Common Share Registration Rights; Requests for Registration

(1)

Whenever the Company proposes to register (either on its own behalf or on behalf of holders of its equity securities other than the Holder in his capacity as Holder of the Class B Warrant Shares), any of its equity securities under the 1933 Act (other than shares registered under existing, effective registration statements or registration of equity securities to be sold under one or more of the Company's employee/consultant plans registered under cover of

Form S-8), and the registration form to be used may be used for a registration of the Class B Warrant Shares, the Company will give prompt notice to the Holder of the Class B Warrant Shares of its intention to effect such a registration. The Company will include in such registration all Class B Warrant Shares with respect to which the Company has received written request by the Holder thereof for inclusion therein within 15 days after the Company's notice is mailed. Any registrations requested pursuant to this Section are referred to herein as "Piggyback Registrations".

(2)	Priority on Primary Registrations.

If a Piggyback Registration is an underwritten primary registration on behalf of the Company, and the managing underwriters advise the Company in writing that, in their opinion, the number of equity securities requested to be included in such registration exceeds the number which can be sold in such offering, the Company will include in such registration its equity securities in the following order of preference: (i) the equity securities the Company proposes to sell; (ii) any other equity securities requested to be included in such registration by virtue of any currently outstanding piggyback registration rights; and (iii) the Class B Warrant Shares requested to be included in such Piggyback Registration.

(3)	Priority on Secondary Registrations.

If a Piggyback Registration is an underwritten secondary registration on behalf of the holders of the Company's equity securities (other than the Holder in his capacity as Holder of the Class B Warrant Shares), and the managing underwriters advise the Company in writing that, in their opinion, the number of equity securities requested to be included in such registration exceeds the number which can be sold in such offering, the Company will include in such registration its equity securities in the following order of preference: (i) the equity securities to be sold in the secondary offering by the holders of the Company's equity securities, (ii) any other equity securities requested to be included in such registration by virtue of any currently outstanding piggyback registration rights;. and (iii) the Class B Warrant Shares requested to be included in such Piggyback Registration.

	(4)	Expenses of Piggyback Registrations

The Company shall pay all expenses incident to the Piggyback Registration, including, without limitation, all registration and filing fees, fees and expenses of compliance with securities or blue sky laws, printing expenses, messenger and delivery expenses, and fees and disbursements of counsel for the Company and all independent, certified public accountants, underwriters (excluding discounts and commissions) and any other persons retained by the Company in connection with such Piggyback Registrations. The Holder of the Class B Warrant Shares will be required to pay his pro rata share of any underwriter and/or brokerage commissions attributable to the inclusion of the such Shares in the Piggyback Registration.

(b)	Holdback Agreement.

(1)

Provided the Company, its directors and its officers agree as provided in the next Section below, the Holder agrees not to effect any public sale or distribution of equity securities of the Company, or any securities convertible into or exchangeable or exercisable for such securities, during the seven days prior to and the ninety day period beginning on the effective date of any underwritten Piggyback Registration (except as part of such underwritten Registration), unless the underwriters managing the registered Piggyback public offering otherwise agree. This restriction shall not apply in the case of Class B Warrant Shares which have been registered previously in a Piggyback Registration.

(2)

The Company agrees, and shall cause its directors and officers to agree, not to effect any public sale or distribution of its equity securities, or any securities convertible into or exchangeable or exercisable for such securities, during the seven days prior to and the ninety day period beginning on the effective date of any underwritten Piggyback Registration (except as part of such underwritten registration or with respect to sales of shares registered under existing, effective registration statements or with respect to sales of its securities under any employee/consultant plans pursuant to registration under cover of Form S-8), unless the underwriters managing the registered Piggyback public offering otherwise agree.

(c)	Scope of Registration Rights; Registration Procedures.

The Company's registration obligations under this Subscription Agreement are "best efforts" obligations only. Whenever the Holder has requested that any Class B Warrant Shares be registered in accordance with this Section, the Company will use its best efforts to effect the registration and the sale of such Class B Warrant Shares pursuant to the intended method of disposition thereof, and pursuant thereto the Company will as expeditiously as possible:

(1)

Prepare and file with the Securities and Exchange Commission a registration statement (which shall be, to the extent the Company is permitted to do so under applicable rules promulgated by the Securities and Exchange Commission, a short-form registration statement) with respect to such Registerable Shares and use its best efforts to cause such registration statement to become effective;

(2)

Prepare and file with the Securities and Exchange Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective as permitted by Rule 415 promulgated by the Securities and Exchange Commission and comply with the provisions of the 1933 Act with respect to the disposition of all securities covered by such registration statement during such period in accordance with the intended method of distribution by the sellers thereof set forth in such registration statement;

(3)

Furnish to the Holder such number of copies of such registration statement, each amendment and supplement thereto, the prospectus included in such registration statement (including each preliminary prospectus, if any) and such other documents as the Holder may reasonably request in order to facilitate the disposition of the Class B Warrant Shares, including copies of any legal opinions and other "comfort" letters that counsel may prepare in connection with the registration of such Warrant Shares;

(4)

Use its best efforts to register or qualify such Class B Warrant Shares in such jurisdictions as the Holder reasonably requests and do any and all other acts and things which may be reasonably necessary or advisable to enable the Holder to consummate the disposition in such jurisdictions of the Class B Warrant Shares provided that the Company will not be required to

	(i)	qualify generally to do business in any jurisdiction where it would not otherwise be required to qualify but for this subparagraph;

	(ii)	subject itself to taxation in any jurisdiction where it would not otherwise be subject to taxation but for this subparagraph;

	(iii)	consent to general service of process in any jurisdiction where it would not otherwise be subject to process but for this subparagraph;

(5)

notify the Holder of at any time when a prospectus relating thereto is required to be delivered under the 1933 Act, of the happening of any event as a result of which the prospectus included in such registration statement contains an untrue statement of a material fact or omits any fact necessary to make the statements made therein, in light of the circumstances under which they were made, not misleading, and, at the request of the Holder, the Company will prepare a supplement or amendment to such prospectus so that, as thereafter delivered to the purchasers of the Class B Warrant Shares, such prospectus will not contain an untrue statement of material fact or omit to state any fact necessary to make the statements made therein, in the light of the circumstances under which they were made, not misleading;

(6)

enter into any such customary agreements (including underwriting agreements in customary form) and take all such other actions as the Holder or the underwriters, if any, reasonably request in order to expedite or facilitate the disposition of such registered shares;

(7)

make available for inspection by the Holder any underwriter participating in any disposition pursuant to such registration statement, and any attorney, accountant or other agent retained by such seller or underwriter, all financial and other records, pertinent corporate documents and properties of the Company, and cause the Company's officers, directors, employees and independent accountants to supply all information reasonably requested by any such seller, underwriter, attorney, accountant or agent in connection with such registration statement and cause the Company's attorneys and accountants to deliver legal opinions and comfort letters to the Holder which have been delivered in connection therewith.

(d)	Indemnification.

(1)

The Company agrees to indemnify and hold harmless, to the extent permitted by law, the Holder, each underwriter of Class B Warrant Shares, its members and managers and each person who controls such person or entity (within the meaning of the 1933 Act) against all losses, claims, damages, liabilities and expenses which arise out of or are based on any untrue statement or alleged untrue statement of material fact contained in any registration statement, prospectus or preliminary prospectus or any amendment thereto or supplement thereto or any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements made therein, in the light of the circumstances under which they were made, not misleading or in violation of the 1933 Act or Blue Sky laws except insofar as the same are caused by or contained in any information furnished in writing to the Company by the Holder expressly for use therein or by the Holder's failure to deliver a copy of the registration statement or prospectus or any amendments of supplements thereto after the Company has furnished the Holder with a sufficient number of copies of the same;

(2)

In connection with any registration statement in which the Holder is participating, the Holder will furnish to the Company in writing such information and affidavits as the Company reasonably requests for use in connection with any such registration statement or prospectus and, to the extent permitted by law, will indemnify the Company, its directors and officers and each person who controls the Company (within the meaning of the 1933 Act) against any losses, claims, damages, liabilities and expenses resulting from any untrue statement of material fact contained in the registration statement, prospectus or preliminary prospectus or any statement thereof or supplement thereto or any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements made therein, in the light of the circumstances under which they were made, not misleading or in violation of the 1933 Act or Blue Sky laws, but only to the extent that such alleged untrue statement or omission is contained in any information or affidavit so furnished in writing by the Holder;

(3)	Any person entitled to indemnification hereunder will

(i)

give prompt written notice to the indemnifying party of any claim with respect to which such person seeks indemnification, provided, however, that the failure to give such notice will not relieve the indemnified party of any liability hereunder, and

(ii)

unless in such indemnified party's reasonable judgment, a conflict of interest between such indemnified and indemnifying parties may exist with respect to such claim, permit the indemnifying party to assume the defense of such claim with counsel reasonably satisfactory to the indemnified party. If such defense is assumed, the indemnifying party will not be subject to any liability for any settlement made by the indemnified party without its consent, but such consent will not be unreasonably withheld. An indemnifying party who is not entitled to or elects not to assume the defense of the claim, will not be obligated to pay the fees and expenses of more than one counsel for all parties indemnified by such indemnifying party with respect to such claim unless in the reasonable judgment of any indemnified party, a conflict of interest may exist between such indemnified party and any other of such indemnified parties with respect to such claim.

5.	Anti-Dilution Adjustments.

(a)

Stock Dividend. If the Company shall at any time declare a dividend payable in shares of Common Stock, then the Holder, upon Exercise of this Series B Warrant after the record date for the determination of holders of Common Stock entitled to receive such dividend, shall be entitled to receive upon Exercise of this Series B Warrant, in addition to the number of shares of Common Stock as to which this Series B Warrant is exercised, such additional shares of Common Stock as such Holder would have received had this Series B Warrant been exercised immediately prior to such record date.

(b)

Recapitalization or Reclassification. If the Company shall at any time effect a recapitalization, reclassification or other similar transaction of such character that the shares of Common Stock shall be changed into or become exchangeable for a larger or smaller number of shares, then upon the effective date thereof, the number of shares of Common Stock which the Holder shall be entitled to purchase upon Exercise of this Series B Warrant shall be increased or decreased, as the case may be, in direct proportion to the increase or decrease in the number of shares of Common Stock by reason of such recapitalization, reclassification or similar transaction. The Company shall give the Holder the same notice it provides to holders of Common Stock of any transaction described in this Section 5(b).

(c)

Distributions. If the Company shall at any time distribute for no consideration to holders of Common Stock cash, evidences of indebtedness or other securities or assets (other than cash dividends or distributions payable out of earned surplus or net profits for the current or preceding years) then, in any such case, the Holder shall be entitled to receive, upon Exercise of this Series B Warrant, with respect to each share of Common Stock issuable upon such exercise, the amount of cash or evidences of indebtedness or other securities or assets which the Holder would have been entitled to receive with respect to each such share of Common Stock as a result of the happening of such event had this Series B Warrant been exercised immediately prior to the record date or other date fixing the shareholders to be affected by such event (the "Determination Date").

(d)

Notice of Consolidation or Merger. The Company shall not, at any time after the date hereof, effect a merger, consolidation, exchange of shares, recapitalization, reorganization, or other similar event, as a result of which shares of Common Stock shall be changed into the same or a different number of shares of the same or another class or classes of stock or securities or other assets of the Company or another entity or there is a sale of all or substantially all the Company's assets (a "Corporate Change"), unless the resulting successor or acquiring entity (the "Resulting Entity") assumes by written instrument the Company's obligations under this Series B Warrant and agrees in such written instrument that this Series B Warrant shall be exerciseable into such class and type of securities or other assets of the Resulting Entity as Holder would have received had Holder exercised this Series B Warrant immediately prior to such Corporate Change.

(e)

Adjustments: Additional Shares, Securities or Assets. In the event that at any time, as a result of an adjustment made pursuant to this Section 5, the Holder shall, upon Exercise of this Series B Warrant, become entitled to receive shares and/or other securities or assets (other than Common Stock) then, wherever appropriate, all references herein to shares of Common Stock shall be deemed to refer to and include such shares and/or other securities or assets; and thereafter the number of such shares and/or other securities or assets shall be subject to adjustment from time to time in a manner and upon terms as nearly equivalent as practicable to the provisions of this Section 5.

6.	Fractional Interests.

No fractional shares or scrip representing fractional shares shall be issuable upon the Exercise of this Series B Warrant, but on Exercise of this Series B Warrant, the Holder may purchase only a whole number of shares of Common Stock. If, on Exercise of this Series B Warrant, the Holder would be entitled to a fractional share of Common Stock or a right to acquire a fractional share of Common Stock, such fractional share shall be disregarded and the number of shares of Common Stock issuable upon exercise shall be the next higher number of shares.

7.	Reservation of Shares.

The Company shall at all times reserve for issuance such number of authorized and unissued shares of Common Stock (or other securities substituted therefor as herein above provided) as shall be sufficient for the Exercise of this Series B Warrant. The Company covenants and agrees that upon the Exercise of this Series B Warrant, all shares of Common Stock issuable upon such exercise shall be duly and validly issued, fully paid, nonassessable and not subject to preemptive rights, rights of first refusal or similar rights of any person or entity.

8.	Restrictions on Transfer.

The Series B Warrant is not transferable by the Holder other than by Will or the laws of descent and distribution and is exercisable, during his lifetime, only by the Holder. In the event that the right to exercise the Series B Warrant passes to the Holder's estate, or to a person to whom such right devolves by reason of the Holder's death, then the Series B Warrant shall be non-transferable in the hands of the Holder's Executor or Administrator or of such person, except that the Series B Warrant may be distributed by the Holder's Executor or Administrator to the distributees of the Holder's estate as a part thereof.

In addition, this Section shall not prevent the Holder from transferring or assigning this Class B Warrant to one or more trusts and/or other estate or financial planning vehicles as shall from time to time be deemed necessary or advisable by the Holder and his professional advisors.

9.	Benefits of this Series B Warrant.

Nothing in this Series B Warrant shall be construed to confer upon any person other than the Company and the Holder any legal or equitable right, remedy or claim under this Series B Warrant and this Series B Warrant shall be for the sole and exclusive benefit of the Company and the Holder.

10.	Applicable Law.

Except when an interpretation of federal and/or state securities laws is necessary or such law governs, this Series B Warrant shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to the conflict of law provisions thereof.

11.	Loss of Series B Warrant.

Upon receipt by the Company of evidence of the loss, theft, destruction or mutilation of this Series B Warrant, and (in the case of loss, theft or destruction) of indemnity or security reasonably satisfactory to the Company, and upon surrender and cancellation of this Series B Warrant, if mutilated, the Company shall execute and deliver a new Series B Warrant of like tenor and date.

12.	Notice or Demands.

Notices or demands pursuant to this Series B Warrant to be given or made by Holder to or on the Company shall be sufficiently given or made if sent by certified or registered mail, return receipt requested, postage prepaid, and addressed, until another address is designated in writing by the Company, to the address set forth in Section 3(a) above. Notices or demands pursuant to this Series B Warrant to be given or made by the Company to or on the Holder shall be sufficiently given or made if sent by certified or registered mail, return receipt requested, postage prepaid, and addressed, to the address of the Holder set forth in the Company's records, until another address is designated in writing by Holder.

13.	Certification with Respect to Federal Dividend and Interest Payments; Back up Withholding

Under penalties of perjury, the Holder hereby certifies to the Company as follows:

(a) The number shown below is the Holder's Social Security or other taxpayer identification number and such number is the Holder's correct taxpayer identification number; and

(b)

the Holder is not subject to back-up withholding either because the Holder has not been notified by the Internal Revenue Service that the Holder is subject to back-up withholding as a result of failure to report all interest or dividends, or the Internal Revenue Service has notified the Holder that the Holder is no longer subject to back-up withholding.

IN WITNESS WHEREOF, the undersigned has executed this Series B Warrant as of the 10th day of April 2002.

TORVEC, INC. By: /S/ KEITH E. GLEASMAN_______________ Keith E. Gleasman, President

EXHIBIT A

EXERCISE FORM FOR SERIES B WARRANT

TO: TORVEC, INC.

The undersigned hereby irrevocably exercises the right to purchase ____________ of the shares of Common Stock (the "Common Stock") of TORVEC, Inc., a New York business corporation (the "Company"), evidenced by the attached Series B Warrant (the "Series B Warrant") all in accordance with the conditions and provisions of said Series B Warrant.

1.

The undersigned agrees not to offer, sell, transfer or otherwise dispose of any of the Common Stock obtained on exercise of the Series B Warrant, except in accordance with the provisions of Section 5 of the Series B Warrant.

2.

The undersigned requests that stock certificates for such shares be issued free of any restrictive legend, if appropriate, and a Series B Warrant representing any unexercised portion hereof be issued, pursuant to the Series B Warrant in the name of the undersigned and delivered to the undersigned at the address set forth below:

Dated:

______________________________________________________________________________
Signature

______________________________________________________________________________
Print Name

______________________________________________________________________________
Address

______________________________________________________________________________

NOTICE

The signature to the foregoing Exercise Form must correspond to the name as written upon the face of the attached Series B Warrant in every particular, without alteration or enlargement or any change whatsoever.

______________________________________________________________________________

EXHIBIT B

TRANSFER

(To be executed by the registered Holder
desiring to transfer the Series B Warrant)

The undersigned Holder of the attached Series B Warrant (the "Series B Warrant") hereby transfers unto the person or persons below named the right to purchase _______ shares of the Common Stock of TORVEC, Inc., evidenced by the attached Series B Warrant and does hereby irrevocably constitute and appoint ______________________ attorney to transfer the said Series B Warrant on the books of the Company, with full power of substitution in the premises.

Dated:     _________                                                             ______________________________
                                                                                                      Signature

Fill in for new registration of Series B Warrant:

__________________________________
          Name

__________________________________
          Address

___________________________________
Please print name and address of assignee
(including zip code number)

_______________________________________________________________________

NOTICE

The signature to the foregoing Transfer must correspond to the name as written upon the face of the attached Series B Warrant in every particular, without alteration or enlargement or any change whatsoever.

________________________________________________________________________

EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-
80443), Form S-8 (No. 333-47392), Form S-8 (No. 333-72894) and Form S-8 (333-75872), Form S-8
(No. 333-82006), Form S-8 (No. 333-69123) and Form SB-2 (No. 333-48188), of Torvec, Inc. of our
report dated April 9, 2002, [with respect to last sentence of Notes E[1] and K, April 15, 2002] on our audit of the financial statements of Torvec, Inc. which is included in the annual report on Form 10-KSB for the year ended December 31, 2001.

We also consent to the reference to our firm as experts in the Form SB-2.

/S/ RICHARD A. EISNER & COMPANY, LLP

Richard A. Eisner & Company, LLP

New York, New York
April 15, 2002