Form 10QSB
period 2002-03-31
TORVEC INC
filed 2002-05-15
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                       March 31, 2002

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

                   YES  [ X ]               NO [     ]

As of March 31, 2002, there were outstanding 24,088,884 shares of the company's common stock,
$.01 par value. Options for 909,000 shares of the company's common stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)

TORVEC, INC.
(a development stage company)
CONDENSED BALANCE SHEET
	March 31, 2002 (Unaudited)	December 31, 2001
ASSETS CURRENT ASSETS: Cash Stock subscriptions receivable (subsequently collected)	$30,000 285,000	$ 13,000 0
Total Current Assets	315,000	13,000

PROPERTY AND EQUIPMENT: Office equipment Transportation equipment	12,000 53,000	12,000 53,000
LESS: ACCUMULATED DEPRECIATION	65,000 52,000	65,000 (49,000)
Net equipment	13,000	16,000

LICENSE, net of accumulated amortization of $226,000 and $184,000, respectively	3,035,000	3,077,000

Total Assets	$ 3,363,000	$ 3,106,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses
     Current maturities of long-term debt
     Loans payable-stockholders and officers
     Consulting fees payable to related parties

          Total Current Liabilities

	$521,000 8,000 92,000 483,000 1,104,000	$1,221,000 7,000 159,000 1,387,000

LONG-TERM LIABILITIES Consulting fees payable to related parties Long-term debt, net of current maturities Deferred revenue-long term	0 0 150,000 1,254,000	370,000 2,000 150,000 1,909,000
COMMITMENTS AND CONTINGENCIES MINORITY INTEREST	850,000	0

STOCKHOLDERS' EQUITY
     Series A Non-voting Cumulative Preferred Stock, $.01 par value,
          100,000,000 shares authorized, 38,500 issued and
          outstanding at March 31, 2002
     Common stock, $.01 par value, 40,000,000 shares authorized,
          24,088,884 (including 78,355 shares subject to put option)
          and 23,139,838 (including 61,355 shares subject to put option)
          issued and outstanding at March 31, 2002 and
          December 31, 2001, respectively
Additional paid-in capital
Deficit accumulated during the development stage

          Total Stockholders' Equity

Total Liabilities and Stockholder's Equity

	0 240,000 17,003,000 (15,984,000) __________ 1,259,000 $ 3,363,000	0 231,000 15,532,000 (14,566,000) __________ 1,197,000 $ 3,106,000
See Notes to Financial Statements 3

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	September 25, 1996 (Inception) Through March 31, 2001
COST AND EXPENSES: Research and development General and administrative	$ 513,000 905,000	$ 294,000 243,000	$ 4,847,000 11,137,000

Net loss	$1,418,000	$ 537,000	$ 15,984,000

Basic and Diluted Loss Per Share	($0.06)	($0.02)

Weighted average number of shares of common stock - basic and diluted	23,407,000	22,525,000

See independent auditors' report and notes to financial statements	F-4

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	September 25, 1996 (Inception) Through March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss
   Adjustments to reconcile net loss
    to net cash used in operating activities:
         Depreciation and amortization
         Compensation expense attributable to common
             stock in subsidiary and common stock options
         Common stock issued for services
         Contribution of services
         Changes in other current assets
            and current liabilities:
            Prepaid expenses
            Accounts payable and accrued expenses
            Increase in deferred revenue

               Net cash provided by (used in) operating activities

	($1,418,000) 45,000 618,000 552,000 0 0 46,000 0 (157,000)	($537,000) 45,000 0 88,000 0 40,000 105,000 0 (259,000)	$ (15,984,000) 278,000 5,529,000 3,140,000 84,000 160,000 2,302,000 150,000 (4,341,000)

CASH FLOWS FROM INVESTING ACTIVITIES: Purchase of property and equipment Cost of acquisition Net cash provided by (used in) investing activities	0 0 0	0 0 0	(65,000) (16,000) (81,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of preferred stock, common stock and
      exercise of options
   Proceeds from long-term borrowings
   Repayment of long-term debt
   Proceeds from (repayments of) stockholders' loans-net
   Distributions

               Net cash provided by financing activities

	242,000 0 (1,000) (67,000) 0 174,000	268,000 0 (2,000) 0 0 266,000	4,717,000 29,000 (21,000) 92,000 (365,000) 4,452,000
NET INCREASE (DECREASE) IN CASH CASH - BEGINNING OF PERIOD CASH - END OF PERIOD	17,000 13,000 $30,000	7,000 34,000 $41,000	30,000 0 $30,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in settlement of liabilities Cash paid for interest	$633,000 $0	$0
See notes to Financial Statements

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2002

Note 1 Financial Statement Presentation

The information contained herein with respect to the three month periods ended March 31, 2002 and March 31, 2001 and the period from September 25, 1996 (inception) through March 31, 2002 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three and nine month periods ended March 31, 2001, and since inception. The results are not necessarily indicative of results to be expected for the year.

For the period from inception through March 31, 2001, the Company has accumulated a deficit of $15,984,000, has a working capital deficiency of $789,000 and has been dependent upon equity financing, loans from shareholders and the exchange of stock for services to meet its obligations and sustain operations. The Company is in the development stage and its efforts have been principally devoted to research and development, raising capital and marketing of principal products. Substantial additional financing will be required by the Company to fund its activities.

Note 2 The Company

Torvec, Inc. (the Company) was incorporated in New York on September 25, 1996. The Company, which is in the development stage, specializes in automotive technology.

On November 29, 2000 the Company acquired Ice Surface Development, Inc. ("Ice"). Ice, which is also in the development stages, has a license and technology associated with ice removal and adhesion. On March 31, 2002 the Company granted 28% of Ice to three former officers of Torvec, Inc. in exchange for forfeiting of the previously granted fully vested options. The exchange was valued at $618,000 based upon the value of the options forfeited at March 31, 2002. The difference between the Company's share of the deemed proceeds of $618,000 and the carrying about of the portion of the Company's investment deemed sold is reflected as a gain or loss in the consolidated statements Stockholders' Equity.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2002

Note 3 Summary of Significant Accounting Policies

Consolidation

The financial statements include the accounts of the Company and its subsidiary, Ice as at March 31, 2002 and December 31, 2001, and from the date of its acquisition. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Note 4 Common and Preferred Stock

In January 2002, the Company authorized the sale of up to 2,000,000 shares of its Series A Non-Voting Cumulative Convertible Preferred Stock ("Series A"). Through March 31, 2002, the Company has sold 38,500 shares at $4.00 per share of its Series A in a private placement offering for approximately $142,000 in net cash proceeds. Each share of Series A is convertible into one share of voting common stock and entitles the holder to dividends accruing at $.40 per share. The holder has the right to convert after one year subject to Board approval.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2002

Note 4 Common and Preferred Stock continued

In March 2002, the Company issued 423,000 common shares and 42,300 warrants in connection with a put option exercised for an aggregate net proceeds of $385,000. The Company received $100,000 in proceeds during the quarter ending March 31, 2002, and the balance was subsequently received.

Note 5 Related Party Transactions

The Company has entered into consulting agreements with members of the Gleasman family. Included in research and development and general and administrative expenses for the periods ending March 31, 2002 and March 31, 2001 is $112,500 and $112,500 respectively for consulting expenses.

Effective March 31, 2002, the Company entered into an agreement with the Chief Executive Officer, Chief Operative Officer and Vice President - Manufacturing (collectively "individuals") which provides for among other things:

Payments of amounts owing under employment agreements aggregating $633,001 through the issuance of 448,865 warrants to purchase common stock at an exercise price of $.01. (See Note 10)

Termination of such employment agreements and resignation as officers of the Company. (See Note 10)

The issuance of 2,000,000 common shares of Ice to the individuals representing approximately a 28% interest. (See Note 2)

Execution of employment agreements by Ice with individuals, substantially similar to that previously executed. Such amounts due under these employment agreements can be paid in cash or stock of Ice at the discretions of the board of Ice. (See Note 10)

Payments of out-of-pocket expenses aggregating $66,745 in cash to individuals.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2002

Note 5 Related Party Transactions continued

Payment of $269,250 for services performed by a related entity of individuals. Such payment to be made in cash or stock. If the payment is made in common stock and amount realized on ultimate sale of common stock is less than the $269,250, additional shares shall be issued and if amount received is greater than $269,250 such excess shall be refunded to the Company. This amount is included in accounts payable at March 31, 2002.

Note 6 Long-Term Debt

Long-term debt at March 31, 2002 consisted of a note payable in monthly installments of $610 including interest at 10.13% through March, 2003. The note is secured by transportation equipment.

Note 7 Consultant Stock Plan and Option Plan

The Company's Business Consultant Stock Plan as amended, ("the Plan") provides for the granting of 1,500,000 shares of the Company's $.01 par value stock, which may be issued from time to time to business consultants and advisors.

For the three months ended March 31, 2002, 509,046 shares were issued under the Plan to consultants in exchange for services and amounts owed to these consultants. The shares were valued at the market value of the shares at the date of issuance and approximated $552,000.

Note 8 Subsequent Events

On April 2, 2002 the principal of a loan in the amount of $50,000 was satisfied with 35,461 shares of common stock at the fair market value of such shares on such date.

On April 15, 2002 the Company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to a new chairman of the board of directors and chief executive officer. The Company will record a charge for the difference between the then fair market value and the exercise price on the measurement date.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2002

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

On August 1, 2001, the Company entered into three-year employment agreements with Michael Martindale and Jacob Brooks as Chief Executive Officer and Chief Operating Officer respectively. The employment agreements provide for annual base salary of $240,000 for the remainder of calendar 2001 and increasing thereafter by $20,000 per annum. In addition, the agreements provide for an annual bonus of $60,000 for the remainder of calendar year 2001 and increasing thereafter by $60,000 per annum. On September 1, 2001 the Company entered into a three-year employment agreement with David Marshall as Vice President - Manufacturing. The employment agreement provides for annual base salary of $144,000 for the remainder of calendar 2001 and increasing by $16,000 for calendar year 2002, and increasing thereafter by $30,000 per annum. In addition, the agreement provides for an annual bonuses of $25,000, $40,000 and $50,000 for calendar years 2001, 2002 and 2003 respectively.

As of March 31, 2002, the Company entered into an agreement with the officers to terminate their employment effective immediately, and all amounts under accrued compensation was exchanged for a warrant. New employment were executed for these individuals on March 31, 2002. (See Note 5)

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2002

Note 11 Variable Gear LLC

On January 1, 2008, the Company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. At March 31, 2002 such fair market value cannot yet be reasonably estimated.

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

               The net loss for the three months ended March 31, 2002 was $1,418,000 as compared to the three months ended March 31, 2001 net loss of $537,000. The increase in the net loss of $881,000 is principally related to a charge of $618,000 for the value of options forfeited in exchange for the interest in subsidiary and additional consulting expenses incurred. (See Note 2 to Financial Statements)

               Research and development expenses or the three months ended March 31, 2002 amounted to $513,000 as compared to $294,000 for the three months ended March 31, 2001. This increase amounted to $219,000 and is due to additional expenses associated with the employment contracts.

               General and administrative expenses for the three months ended March 31, 2002 amounted to $905,000 as compared to $243,000 for the three months ended March 31, 2001. This increase amounted to $662,000 and is primarily due to increases in consulting expenses and the employment contracts and the charge of $618,000 for the value of the options forfeited in exchange for the interest in subsidiary. (See Note 2 to Financial Statements).

Liquidity and Capital Resources

               The company's operations during the quarter ended March 31, 2002 were funded, in part, through the sale of 423,000 shares of common stock to Swartz for aggregate proceeds of approximately $385,000. We estimate that at the current market prices, and our daily trading volume, we will be able to sell additional shares to Swartz during the next twelve months.

                The company also sold 38,500 Class A Preferred Shares in connection with our private placement through Pittsford Capital for gross proceeds of approximately $154,000.

                During the quarter ended March 31, 2002 the company issued 509,046 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, expenses associated with our lawsuit, marketing research expenses as well as legal fees and associated expenses for ongoing patent work.

                March 31, 2002, the company's cash position was $30,000 and it had a working capital deficiency of $789,000. During the quarter ended March 31, 2002 the company has been dependent on the Swartz equity funding, the issuance of stock for services, and the sale of Class A Preferred Shares to sustain operations.

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

               At December 31, 2001, the company had $1,221,000 of accounts payable and accrued expenses consisting of $228,000 in professional fees, $393,000 accrued payroll and $600,000 in trade payables. In fiscal 2002, the company has paid, in cash or common stock, approximately 90% of such payables and expenses.

              At December 31, 2001, the company owed $159,000 in loans payable to shareholders and officers. In fiscal 2002, the company had repaid $124,900 in cash or common stock.

               The company anticipates that the funding it will receive from Swartz as well as its continuing issuance of shares under its Business Consultants Stock Plan will not be adequate to enable the company to implement its total 36-month business plan during fiscal 2002. The company recognizes, based on its current financial status, its business plan and assumptions relating to its business plan (including assumptions regarding the nature and extent of its prototype development program, its environmental and feasibility testing program, the ability of the company to sell rights to its non-core assets, its ability to secure adequate manufacturing and distribution relationship and market acceptance of the company's products) that, to fully implement its business plan, the company will be required to obtain significant additional financing in the form of an equity investment by one or more investors in privately negotiated transactions or through debt financing or both.

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

               As of March 31, 2002, the company had sold 38,500 Class A Preferred Shares for approximate gross proceeds of $154,000.

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

Impact of Inflation

               Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during its fiscal quarter ending March 31, 2002.

Quarterly Fluctuations

               As of March 31, 2002, the company had not engaged in significant revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

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

Item 2:     Changes in Securities

               Our certificate of incorporation authorizes the issuance of up to 100,000,000 preferred shares from time to time in one or more series with such designations, rights, preferences and restrictions as may be determined by the board of directors. Accordingly, the board of directors may, without prior shareholder approval, issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the relative voting power or other rights of the holders of the preferred stock or the common stock. Preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in our control.

               On January 30, 2002, the company engaged Pittsford Capital Group as its nonexclusive agent to raise up to $5,000,000 in capital through the sale of up to 2,000,000 shares of the company's preferred stock. The board designated the preferred stock to be issued in the fund raising effort as Class A Preferred Shares. The relative rights, preferences and limitations of the Class A Preferred Shares are as follows:

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

As of March 31, 2002, the company had issued 38,500 Class A Preferred Shares for aggregate proceeds of $154,000.

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

                The annual meeting of the company's shareholders was held on January 24, 2002. At the meeting, at which a quorum of the requisite number of shares under the company's by-laws for the conduct of business was present either in person or by proxy, the following items were voted on by the shareholders with the following results:

1.	Election of Directors:*	For:	Withheld

	Herbert H. Dobbs	20,637,150	4,645

	Keith E. Gleasman	20,623,950	17,845

	Michael Martindale	20,624,050	17,745

	Jacob H. Brooks	20,624,050	17,745

	Morton A. Polster	20,637,150	4,645

	James A. Gleasman	20,634,870	6,925
2.	Ratification of the appointment of Richard A. Eisner & Company, LLP by The Board of Directors as independent auditors for the fiscal year ending December 31, 2001.

	For 20,635,110	Against 5,200	Abstain 1,485
3.	Increase the number of shares we can issue under our Business Consultants Stock Plan from 600,000 to 1,500,000 shares.

	For 20,542,410	Against 86,500	Abstain 12,885
4.	To permit special shareholder meetings to be called only by board of directors.

	For 18,293,494	Against 49,530	Abstain 11,897	Not Voted 2,286,874

5.	To provide that directors may be removed only for cause by the shareholders.

	For 18,101,745	Against 250,491	Abstain 2,685	Not Voted 2,286,874
6.	To provide procedures to govern shareholder proposals at annual meetings.

	For 18,304,236	Against 44,100	Abstain 6,585	Not Voted 2,286,874

*	Effective April 1, 2002, Messrs. Martindale and Brooks resigned as directors as part of a management restructuring.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)     Exhibits

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

	10.17	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

	10.18	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

	10.19	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

	10.20	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

(11)	Statement re computation of per share earnings (loss)

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

TORVEC, INC.
Date: May 14, 2002	By: /S/ KEITH E. GLEASMAN Keith E. Gleasman President
Date: May 14, 2002	By: /S/ SAMUEL M. BRONSKY
Samuel M. Bronsky Chief Financial and Accounting Officer

EXHIBIT INDEX
EXHIBIT			PAGE

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

N/A

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	3.3	Certificate of Correction dated March 22, 2002;	N/A

	3.4	By-laws, as amended by shareholders on January 24, 2002.	N/A

(4)	Instruments defining the rights of holders including indentures None		N/A

EXHIBIT		PAGE

(10)	Material Contracts

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
Form 10-QSB filed for fiscal quarter ended September 30, 2001;

N/A

EXHIBIT			PAGE

	10.17	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.18	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.19	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.20	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

(11)	Statement re computation of per share earnings (loss)

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