Form 10QSB
period 2002-06-30
TORVEC INC
filed 2002-08-14
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                              June 30, 2002

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

                   YES  [ X ]               NO [     ]

As of June 30, 2002, there were outstanding 24,674,831 shares of the company's common stock, $.01 par value. Options for 909,000 shares of the company's common stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)

INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 2001 and June 30, 2002 (unaudited)	3
	Torvec, Inc. Condensed Statements of Operations (Unaudited) - Three Months Ended June 30, 2002, Three Months Ended June 30, 2001, Six Months Ended June 30, 2002, Six Months Ended June 30, 2001, September 25, 1996 (Inception) through June 30, 2002	4
	Torvec, Inc. Condensed Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2002, Six Months Ended June 30, 2001, September 25, 1996 (Inception) through June 30, 2002	5
	Notes to Financial Statements	6
Item 2.	Plan of Operation	12
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURE PAGE		27
EXHIBIT INDEX		28

TORVEC, INC.
(a development stage company)
CONDENSED BALANCE SHEET
	June 30, 2002 (Unaudited)	December 31, 2001
ASSETS CURRENT ASSETS: Cash Prepaid Insurance	$9,000 28,000	$ 13,000 0
Total Current Assets	37,000	13,000

PROPERTY AND EQUIPMENT: Office equipment Transportation equipment	15,000 53,000	12,000 53,000
LESS: ACCUMULATED DEPRECIATION	68,000 55,000	65,000 49,000
Net equipment	13,000	16,000

LICENSE, net of accumulated amortization of $226,000 and $184,000, respectively	2,992,000	3,077,000

Total Assets	$ 3,042,000	$3,106,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses
     Current maturities of long-term debt
     Loans payable and advances - stockholders and officers
     Consulting fees payable to related parties

          Total Current Liabilities

	$412,000 6,000 46,000 572,000 1,036,000	$1,221,000 7,000 159,000 0 1,387,000

LONG-TERM LIABILITIES Consulting fees payable to related parties Long-term debt, net of current maturities Deferred revenue-long term	0 0 150,000 1,186,000	370,000 2,000 150,000 1,909,000
COMMITMENTS AND CONTINGENCIES COMMON STOCK SUBJECT TO RESALE GUARANTEE MINORITY INTEREST	269,000 759,000	0 0

STOCKHOLDERS' EQUITY
     Series A Non-voting Cumulative Preferred Stock, $.01 par value,
          100,000,000 shares authorized, 38,500 issued and
          outstanding at June 30, 2002
     Common stock, $.01 par value, 40,000,000 shares authorized,
          24,674,831 (including 61,355 shares subject to put option
          and 190,965 shares subject to resale guarantee)
          and 23,139,838 (including 61,355 shares subject to
          put option) issued and outstanding at June 30, 2002 and
          December 31, 2001, respectively
Additional paid-in capital
Deficit accumulated during the development stage

          Total Stockholders' Equity

Total Liabilities and Stockholder's Equity

	0 246,000 17,990,000 (17,408,000) 828,000 $ 3,042,000	0 231,000 15,532,000 (14,566,000) 1,197,000 $ 3,106,000
See Notes to Financial Statements 3

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	September 25, 1996 (Inception) Through June 30, 2002
COST AND EXPENSES: Research and development General and administrative	$282,000 1,233,000	$289,000 450,000	$ 795,000 2,138,000	$ 583,000 693,000	$ 5,129,000 12,370,000

Loss Before Minority Interest	1,515,000	739,000	2,933,000	1,276,000	17,499,000

Minority Interest in Loss of Consolidated Subsidiary	91,000	0	91,000	0	91,000

Net loss	$1,424,000	$739,000	$2,842,000	$1,276,000	$ 17,408,000

Preferred Dividend	4,000	0	4,000	0	4,000

Net Loss Attributable to Common Stockholders	$1,428,000	$739,000	$2,846,000	$1,276,000	$17,412,000

Basic and Diluted Loss Per Share	($0.06)	($0.03)	($0.12)	($0.06)

Weighted average number of shares of common stock - basic and diluted	24,500,000	22,727,000	23,957,000	22,627,000

See Notes to Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	September 25, 1996 (Inception) Through June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss
   Adjustments to reconcile net loss
    to net cash used in operating activities:
         Depreciation and amortization
         Minority interest in loss of consolidated subsidiary
         Compensation expense attributable to common stock
            in subsidiary and common stock options and warrants
         Common stock issued for services
         Contribution of services
         Changes in other current assets and current liabilities:
            Prepaid expenses
            Accounts payable and accrued expenses
            Deferred revenue

               Net cash (used in) operating activities

	($2,842,000) 91,000 (91,000) 1,308,000 723,000 0 (28,000) 291,000 0 (548,000)	($1,276,000) 91,000 0 407,000 0 80,000 318,000 0 (380,000)	$ (17,408,000) 324,000 (91,000) 6,219,000 3,311,000 84,000 132,000 2,547,000 150,000 (4,732,000)

CASH FLOWS FROM INVESTING ACTIVITIES: Purchase of property and equipment Cost of acquisition Net cash (used in) investing activities	(3,000) 0 (3,000)	(3,000) 0 (3,000)	(68,000) (16,000) (84,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of preferred stock, common stock and
      exercise of options and warrant
   Proceeds from long-term borrowings
   Repayment of long-term debt
   Proceeds from (repayments of) stockholders' loans-net
   Distributions

               Net cash provided by investing activities

	613,000 0 (3,000) (63,000) 0 547,000	358,000 0 (3,000) 0 0 355,000	5,088,000 29,000 (23,000) 96,000 (365,000) 4,825,000
NET INCREASE (DECREASE) IN CASH CASH - BEGINNING OF PERIOD CASH - END OF PERIOD	(4,000) 13,000 $9,000	(28,000) 34,000 $6,000	9,000 0 $9,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock and warrants in settlement of liabilities Dividends Accrued But Not Paid Notes Payable Exchanged for Common Stock Loss on Exchange of Minority Interest	$633,000 4,000 50,000 850,000	665,000
See Notes to Financial Statements

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

Note 1 Financial Statement Presentation

The information contained herein with respect to the six month periods ended June 30, 2002 and June 30, 2001 and the period from September 25, 1996 (inception) through June 30, 2002 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three and six month periods ended June 30, 2002, and since inception. The results are not necessarily indicative of results to be expected for the year.

For the period from inception through June 30, 2002, the Company has accumulated a deficit of $17,408,000, has a working capital deficiency of $999,000 and has been dependent upon equity financing, loans from shareholders and the exchange of stock for services to meet its obligations and sustain operations. The Company is in the development stage and its efforts have been principally devoted to research and development, raising capital and marketing of principal products. Substantial additional financing will be required by the Company to fund its activities.

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

June 30, 2002

Note 3 Summary of Significant Accounting Policies

Consolidation

The financial statements include the accounts of the Company and its majority owned-subsidiary, Ice as at June 30, 2002 and December 31, 2001. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Note 4 Common and Preferred Stock

In January 2002, the Company authorized the sale of up to 2,000,000 shares of its Series A Non-Voting Cumulative Convertible Preferred Stock ("Series A"). Through June 30, 2002, the Company has sold 38,500 shares at $4.00 per share of its Series A in a private placement offering for approximately $142,000 in net cash proceeds. Each share of Series A is convertible into one share of voting common stock and entitles the holder to dividends accruing at $.40 per share. The holder has the right to convert after one year subject to Board approval.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

Note 4 Common and Preferred Stock continued

In March 2002, the Company issued 423,000 common shares and 42,300 warrants in connection with a put option exercised for an aggregate net proceeds of $396,000.

Note 5 Related Party Transactions

The Company has entered into consulting agreements with members of the Gleasman family. Included in research and development and general and administrative expenses for the periods ending June 30, 2002 and June 30, 2001 is $112,500 and $112,500 respectively for consulting expenses.

Effective March 31, 2002, the Company entered into an agreement with the Chief Executive Officer, Chief Operative Officer and Vice President - Manufacturing (collectively "individuals") which provides for among other things:

Payments of amounts owing under employment agreements aggregating $633,001 through the issuance of 448,865 warrants to purchase common stock at an exercise price of $.01. (See Note 9)

Termination of such employment agreements and resignation as officers of the Company. (See Note 9)

The issuance of 2,000,000 common shares of Ice to the individuals representing approximately a 28% interest. (See Note 2)

Execution of employment agreements by Ice with individuals, substantially similar to that previously executed. Such amounts due under these employment agreements can be paid in cash or stock of Ice at the discretions of the board of Ice. (See Note 9)

Payments of out-of-pocket expenses aggregating $66,745 in cash to individuals.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

Note 5 Related Party Transactions continued

Payment of $269,250 for services performed by a related entity of individuals. Such payment to be made in cash or stock. If the payment is made in common stock and amount realized on ultimate sale of common stock is less than the $269,250, additional shares shall be issued and if amount received is greater than $269,250 such excess shall be refunded to the Company. (See Note 11)

On April 2, 2002, the principal of a loan in the amount of $50,000 due to a stockholder was satisfied with the issuance of 35,461 shares of common stock at the then fair market value on that date.

Note 6 Long-Term Debt

Long-term debt at June 30, 2002 consisted of a note payable in monthly installments of $610 including interest at 10.13% through March, 2003. The note is secured by transportation equipment.

Note 7 Consultant Stock Plan and Option Plan

The Company's Business Consultant Stock Plan as amended, ("the Plan") provides for the granting of 1,500,000 shares of the Company's $.01 par value stock, which may be issued from time to time to business consultants and advisors.

For the three months ended June 30, 2002, 109,521 shares were issued under the Plan to consultants in exchange for services and amounts owed to these consultants. The shares were valued at the market value of the shares at the date of issuance and approximated $170,000.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

Note 8 Litigation

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

As of March 31, 2002, the Company entered into an agreement with the officers to terminate their employment effective immediately, and all amounts under accrued compensation was exchanged for a warrant. New employment agreements were executed for these individuals on March 31, 2002. (See Note 5)

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

Note 10 Variable Gear LLC

On January 1, 2008, the Company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. At June 30, 2002 such fair market value cannot yet be reasonably estimated.

Note 11 Common Stock Subject to Resale Guarantee

During the three months ended June 30, 2002, the Company issued 190,965 shares to a related party in exchange for $269,250 owed the related party as discussed in Note 5. As noted in Note 5, if on sale of these shares the amount realized is less than the $269,250 additional shares shall be issued and if amount received is greater than $269,250 such excess shall be refunded to the Company. Such amount due has been classified as common stock subject to resale guarantee.

Note 12 Warrants

On April 15, 2002 the Company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to a new chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30 and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. Included in general and administrative expenses is a charge to operations amounting to $690,000 for the difference between the market price on the date of the events noted above and the exercise price.

The remaining 500,000 warrants are exercisable upon the execution of the Company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its Company's technology at $.75 per share. The Company will record a charge to operations representing the fair value of the warrants when the warrants become exercisable.

During the three months ended June 30, 2002, 250,000 warrants were exercised for $.30 per share resulting in proceeds of $75,000.

Note 13 Subsequent Events

In July 2002 61,355 warrants previously issued to Swartz Private Equity, LLC were exercised for proceeds of $68,104.

In July 2002 a stockholder purchased 46,897 shares for proceeds of $68,000 through payment of $50,000 and exchange of $18,000 advance at June 30, 2002.

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

               The company continues to investigate the possibility of manufacturing the FTV vehicle itself. The company has investigated potential sites in Rochester, New York, Massachusetts, Connecticut, and other northeastern states. The company has engaged in preliminary discussions with a number of financial institutions to formulate a financial package which, together with government based incentives, will enable the company to pursue actual manufacturing of the FTV. Management is presently investigating ways in which to acquire financing to pursue this strategy, including the proceeds from Swartz and Pittsford Capital as well as additional equity and/or debt financing. However, no specific financial package with banks or other lenders has been negotiated to date. If a suitable facility is found in fiscal 2002, management may re-institute discussions to obtain financing to acquire, refurbish, modernize, equip and staff such a facility.

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

               The net loss for the three months ended June 30, 2002 was $1,424,000 as compared to the three months ended June 30, 2001 net loss of $739,000. The increase in the net loss of $685,000 is principally related to a charge of $690,000 for the value of warrants issued to the new chairman of the Board and Chief Executive Officer. (See Note 12 to Financial Statements)

               Research and development expenses for the three months ended June 30, 2002 amounted to $282,000 as compared to $289,000 for the three months ended June 30, 2001.

               General and administrative expenses for the three months ended June 30, 2002 amounted to $1,233,000 as compared to $450,000 for the three months ended June 30, 2001. This increase amounted to $783,000 and is principally due to the value of the warrants issued as noted above. (See Note 12 to the Financial Statements).

Liquidity and Capital Resources

               The company's operations during the quarter ended June 30, 2002 were funded, in part, through the exercise of 250,000 warrants at $.30 a share for $75,000 from the Chairman of the Board and Chief Executive Officer. Also, during the quarter ended June 30, 2002, the remaining stock subscription receivable of $285,000 was collected. We estimate that at the current market prices, and our daily trading volume, we will be able to sell shares to Swartz Private Equity under our equity line during the next twelve months.

                During the quarter ended June 30, 2002 the company issued 109,521 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, expenses associated with our lawsuit, marketing research expenses as well as legal fees and associated expenses for ongoing patent work.

                In addition, during the quarter ended June 30, 2002, 35,461 shares were issued to a shareholder in exchange for the amount due that shareholder of $50,000. Also, 190,965 shares were issued to a related party in exchange for $269,250 owed. (See Note 11 to Financial Statements)

                At June 30, 2002, the company's cash position was $9,000 and it had a working capital deficiency of $999,000. During the quarter ended June 30, 2002 the company has been dependent on the sales and the issuance of stock for services. Included in that deficiency are payables due to the Gleasman family amounting to $572,000, and, accrued compensation amounting to $240,000 from Ice Surface Development, Inc. This total of $812,000 is payable in either cash or stock at the discretion of the Board of the Company.

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

                 At December 31, 2001, the company owed $159,000 in loans payable to shareholders and officers. At June 30, 2002, the company owed $46,000 in loans to these shareholders and officers. During the quarter ended June 30, 2002, the company repaid $63,000 of the loans in cash and repaid $50,000 with the issuance of 35,461 shares as noted above.

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

               As of June 30, 2002, the company had sold 38,500 Class A Preferred Shares for approximate gross proceeds of $154,000.

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

Impact of Inflation

               Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during its fiscal quarter ending June 30, 2002.

Quarterly Fluctuations

               As of June 30, 2002, the company had not engaged in significant revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

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

               On September 24, 2001, the Court denied MMI's motion. The case is in the discovery phase.

Item 2:     Changes in Securities

          a)      Class A Preferred Shares

                    We ask that you refer to our annual report (Form 10-K) filed with the Securities and Exchange Commission for a description of our Class A Preferred Shares. As of June 30, 2002, we had issued 38,500 Class A Preferred Shares for aggregate proceeds of $154,000.

          b)      Sales of Unregistered Securities

                    On April 2, 2002, the company issued 35,461 shares of its $.01 par value common stock to Robert C. Horton, an existing shareholder, for $50,000.

                    On April 16, 2002, the company issued 250,000 common shares to Eric Steenburgh, its new chairman and chief executive officer, for $75,000.

                    These 2 sales were to management and existing shareholders who are familiar with the company and accredited investors. The company claims exemption from registration under section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

          c)      Use of Proceeds from Registered Offering

                     On May 28, 2002, the company's registration statement (SEC File No. 333-48188) became effective and the offering of the company's common shares under the registration statement commenced on May 28, 2002. The registration statement covered the sale of up to 354,000 common shares upon the exercise of options at $5.00 per share as well as 4,360,000 common shares saleable to Swartz Private Equity under the company's equity line with Swartz at prevailing market prices.

                     Swartz exercised 61,355 commitment warrants on July 10, 2002. The company received proceeds of $68,104. All such proceeds were used for general corporate purposes.

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

Not applicable

(15)	Letter re unaudited interim financial information

Not applicable

(18)	Letter re change in accounting principles

Not applicable

(19)	Report furnished to security holders

Not applicable

(22)	Published report regarding matters submitted to vote of security holders

Not applicable

(23)	Consents of experts and counsel

Not applicable

(24)	Power of attorney

Not applicable

(99)(a)	Additional exhibits

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

f.

the strength of the U.S. dollar against currencies of other countries where the company may operate, as well as cross-currencies between the company's future operations outside of the U.S. and other countries with whom it transacts business;

g.

changes in business, political and economic conditions due to the recent terrorist attacks in the U.S., the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military actions overseas; and

h.

changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, the American Institute of Certified Public Accountants or by any national independent standards board created by Congress, which may require adjustments to financial statements.

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

TORVEC, INC.
Date: August 13, 2002	By: /S/ KEITH E. GLEASMAN Keith E. Gleasman President
Date: August 13, 2002	By: /S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial and Accounting Officer

EXHIBIT INDEX
EXHIBIT			PAGE

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

Not applicable

(15)	Letter re unaudited interim financial information

Not applicable

(18)	Letter re change in accounting principles

Not applicable

(19)	Report furnished to security holders

Not applicable

(22)	Published report regarding matters submitted to vote of security holders

Not applicable

(23)	Consents of experts and counsel

Not applicable

(24)	Power of attorney

Not applicable

(99)(a)	Additional exhibits

	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32

Exhibit 99 (a)

Certificate pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Torvec, Inc. ("Torvec") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Eric Steenburgh, CEO and Samuel Bronsky, Chief Financial Officer of Torvec, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Torvec, Inc.

/S/ ERIC STEENBURGH
Eric Steenburgh
CEO
August 13, 2002

/S/ SAMUEL BRONSKY
Samuel Bronsky
Chief Financial Officer
August 13, 2002