Form 10QSB
period 2002-09-30
TORVEC INC
filed 2002-11-04
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                          September 30, 2002

                                                                       OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

Commission File No.                                  000-24455

                                                                 TORVEC, INC.
                                     (Exact name of Registrant as Specified in its Charter)

                                 New York                                                      16-150951-2
                (State or Other Jurisdiction of                 (IRS Employer Identification Number)
                Incorporation or Organization)

11 Pond View Drive, Pittsford, New York                                           14534
   (Address of Principal Executive Offices)                                        (Zip Code)

Registrant's telephone number, including area code:                      (585) 248-8549

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

                   YES  [ X ]               NO [     ]

As of September 30, 2002, there were outstanding 25,349,889, shares of the company's common stock, $.01 par value. Options for 1,636,047 shares of the company's common stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)

INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 2001 and September 30, 2002 (Unaudited)	3
	Torvec, Inc. Condensed Statements of Operations (Unaudited) - Three Months Ended September 30, 2002, Three Months Ended September 30, 2001, Nine Months Ended September 30, 2002, Nine Months Ended September 30, 2001, September 25, 1996 (Inception) through September 30, 2002	4
	Torvec, Inc. Condensed Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2002, Nine Months Ended September 30, 2001, September 25, 1996 (Inception) through September 30, 2002	5
	Notes to Financial Statements	6
Item 2.	Plan of Operation	13
Item 3.	Controls and Procedures	18
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities	19
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURE PAGE		27
EXHIBIT INDEX		30

TORVEC, INC.
(a development stage company)
CONDENSED BALANCE SHEET
	September 30, 2002 (Unaudited)	December 31, 2001
ASSETS CURRENT ASSETS: Cash Prepaid Insurance	$444,000 19,000	$ 13,000 0

Total Current Assets	463,000	13,000

PROPERTY AND EQUIPMENT: Office equipment Transportation equipment	15,000 53,000	12,000 53,000
LESS: ACCUMULATED DEPRECIATION	68,000 59,000	65,000 49,000
Net equipment	9,000	16,000

LICENSE, net of accumulated amortization of $311,000 and $184,000, respectively	2,950,000	3,077,000

Total Assets	$ 3,422,000	$3,106,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses
     Current maturities of long-term debt
     Loans payable and advances - stockholders and officers
     Accounts payable-related parties

          Total Current Liabilities

	$46,000 4,000 28,000 82,000 160,000	$1,221,000 7,000 159,000 0 1,387,000

LONG-TERM LIABILITIES Consulting fees payable to related parties Long-term debt, net of current maturities Deferred revenue-long term	0 0 150,000 310,000	370,000 2,000 150,000 1,909,000
COMMITMENTS AND CONTINGENCIES COMMON STOCK SUBJECT TO RESALE GUARANTEE MINORITY INTEREST	269,000 803,000	0 0

STOCKHOLDERS' EQUITY
     Series A Non-voting Cumulative Preferred Stock, $.01 par value,
          100,000,000 shares authorized, 38,500 issued and
          outstanding at September 30, 2002
     Common stock, $.01 par value, 40,000,000 shares authorized,
          25,349,889 and 23,139,838 (including 61,355 shares to
          put option) issued and outstanding at September 30, 2002 and
          December 31, 2001, respectively
Additional paid-in capital
Deficit accumulated during the development stage

          Total Stockholders' Equity

Total Liabilities and Stockholder's Equity

	0 253,000 20,025,000 (18,238,000) 2,040,000 $ 3,422,000	0 231,000 15,532,000 (14,566,000) 1,197,000 $ 3,106,000

See Notes to Financial Statements 3

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	September 25, 1996 (Inception) Through September 30, 2002
COST AND EXPENSES: Research and development General and administrative	$468,000 452,000	$315,000 1,258,000	$ 1,263,000 2,590,000	$ 934,000 1,951,000	$ 5,597,000 12,822,000

Loss Before Minority Interest	920,000	1,573,000	3,853,000	2,885,000	18,419,000

Minority Interest in Loss of Consolidated Subsidiary	90,000	0	181,000	0	181,000

Net loss	$830,000	$1,573,000	$3,672,000	$2,885,000	$ 18,238,000

Preferred Dividend	4,000	0	8,000	0	8,000

Net Loss Attributable to Common Stockholders	$834,000	$1,573,000	$3,680,000	$2,885,000	$18,246,000

Basic and Diluted Loss Per Share	($0.03)	($0.07)	($0.15)	($0.13)

Weighted average number of shares of common stock - basic and diluted	24,900,000	22,806,000	24,275,000	22,687,000

See Notes to Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	September 25, 1996 (Inception) Through September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss
   Adjustments to reconcile net loss
    to net cash used in operating activities:
         Depreciation and amortization
         Minority interest in loss of consolidated subsidiary
         Compensation expense attributable to common stock
            in subsidiary and common stock options/warrants
         Common stock issued for services
         Contribution of services
         Changes in other current assets and current liabilities:
            Prepaid expenses
            Accounts payable and accrued expenses
            Deferred revenue

               Net cash used in operating activities

	($3,672,000) 137,000 (181,000) 1,316,000 1,341,000 480,000 (19,000) (191,000) 0 (789,000)	($2,885,000) 136,000 398,000 715,000 0 120,000 995,000 0 (521,000)	$ (18,238,000) 370,000 (181,000) 6,227,000 3,929,000 564,000 141,000 2,065,000 150,000 (4,973,000)

CASH FLOWS FROM INVESTING ACTIVITIES: Purchase of property and equipment Cost of acquisition Net cash used in investing activities	(3,000) 0 (3,000)	(3,000) 0 (3,000)	(68,000) (16,000) (84,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of preferred stock, common stock and
      exercise of options and warrant
   Proceeds from long-term borrowings
   Repayment of long-term debt
   Proceeds from (repayments of) stockholders' loans-net
   Distributions

               Net cash provided by financing activities

	1,309,000 0 (5,000) (81,000) 0 1,223,000	405,000 0 (4,000) 92,000 0 493,000	5,784,000 29,000 (25,000) 78,000 (365,000) 5,501,000
NET INCREASE (DECREASE) IN CASH CASH - BEGINNING OF PERIOD CASH - END OF PERIOD	431,000 13,000 $444,000	(31,000) 34,000 $3,000	444,000 0 $444,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock, warrants, and options in settlement of liabilities Notes Payable Exchanged for Common Stock Loss on exchange of minority interest	$1,003,000 $50,000 $850,000	$665,000 $0 $0
See Notes to Financial Statements

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

Note 1 Financial Statement Presentation

The information contained herein with respect to the nine month periods ended September 30, 2002 and September 30, 2001 and the period from September 25, 1996 (inception) through September 30, 2002 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three and nine month periods ended September 30, 2002, and since inception. The results are not necessarily indicative of results to be expected for the year.

For the period from inception through September 30, 2002, the Company has accumulated a deficit of $18,238,000, and has been dependent upon equity financing, loans from shareholders and the exchange of stock for services to meet its obligations and sustain operations. The Company is in the development stage and its efforts have been principally devoted to research and development, raising capital and marketing of principal products. Additional financing or a joint venture relationship will be required by the Company to fund its activities.

Note 2 The Company

Torvec, Inc. (the Company) was incorporated in New York on September 25, 1996. The Company, which is in the development stage, specializes in automotive technology.

On November 29, 2000 the Company acquired Ice Surface Development, Inc. ("Ice"). Ice, which is also in the development stage, has a license and technology associated with ice removal and adhesion. On March 31, 2002 the Company granted 28% of Ice to three former officers of Torvec, Inc. in exchange for forfeiting of previously granted fully vested options. The exchange was valued at $618,000 based upon the value of the options forfeited at March 31, 2002. The difference between the Company's share of the deemed proceeds of $618,000 and the carrying portion of the Company's investment deemed sold is reflected as a gain or loss in the consolidated statements Stockholders' Equity.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

Note 3 Summary of Significant Accounting Policies

Consolidation

The financial statements include the accounts of the Company and its majority owned-subsidiary, Ice as at September 30, 2002 and December 31, 2001. All material intercompany transactions and account balances have been eliminated in consolidation.

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful lives of the assets.

Research, Development and Patents

Research, development costs and patent expenses are charged to operations as incurred.

License

The license is being amortized over its life of approximately 19 years, which correlates to an underlying patent.

Revenue Recognition

Revenue in connection with the granting of license to Variable Gear LLC is to be recognized when all conditions specified under recent accounting standards have been met. Generally, revenue is only recorded when no future performance is required related to the item.

Loss Per Share

We report loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, and convertible preferred stock have not been included, as the effect would be antidilutive.

Impairment or Disposal of Long-Lived Assets

The company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

Note 4 Common and Preferred Stock

In January 2002, the Company authorized the sale of up to 2,000,000 shares of its Series A Non-Voting Cumulative Convertible Preferred Stock ("Series A"). Through September 30, 2002, the Company has sold 38,500 shares at $4.00 per share of its Series A in a private placement offering for approximately $142,000 in net cash proceeds. Each share of Series A is convertible into one share of voting common stock and entitles the holder to dividends accruing at $.40 per share. The holder has the right to convert after one year subject to Board approval. The offering terminated on July 31, 2002. In connection therewith the Company granted the Placement Agent 5,000 Series A Warrants, exercisable for five years at an exercise price of $1.52 per share. Such warrant was treated as a cost of the offering. In addition, the Placement Agent was granted 10,000 warrants for providing certain financial analysis for the Company. The warrants is exercisable at $.30 per share and is exercisable for 5 years. The warrant also contains a cashless exercise feature. The Company valued the warrant at $8,000 using Black-Scholes option pricing model and charged operations.

In March 2002, the Company issued 423,000 common shares and 42,300 warrants in connection with a put-option exercised for an aggregate net proceeds of $396,000.

On April 2, 2002 the principal of a loan in the amount of $50,000 due to a stockholder was satisfied with the issuance of 35,461 shares of common stock at the then fair market value on that date. In addition, during the quarter ended September 30, 2002, the stockholder purchased 399,007 common shares for proceeds of $568,000.

In July 2002, 61,355 commitment warrants previously issued to Swartz Private Equity, LLC ("Swartz Private Equity") were exercised for proceeds of $68,104.

In September 2002, the company issued 63,093 common shares in connection with the exercise of outstanding purchase warrants by Swartz Private Equity for net proceeds of $59,568.

During the three months ended September 30, 2002, 126,340 restricted shares were issued for services aggregating approximately $190,000.

For other stock issuances, see notes 7 and 12.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

Note 5 Related Party Transactions

The Company has entered into consulting agreements with members of the Gleasman family. Included in research and development and general and administrative expenses for the nine months ended September 30, 2002 and 2001 is $337,500 and $337,500 respectively for consulting fees due under the agreements. On September 30, 2002, fees amounting to $652,600 due under the consulting agreements were exchanged for 727,047 common stock options exercisable at $5.00 per share. The options are exercisable for five years.

Effective March 31, 2002, the company entered into an agreement with the Chief Executive Officer, Chief Operative Officer and Vice President - Manufacturing (collectively "individuals") which provides for among other things:

Payments of amounts owing under employment agreements aggregating $633,001 through the issuance of 448,865 warrants to purchase common stock at an exercise price of $.01. (See Note 9)

Termination of employment agreements with the company and resignation as officers of the company. (See Note 9)

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

Payment of $269,250 for services performed by a related entity of individuals. Such payment to be made in cash or stock. If the payment is made in common stock and amount realized on ultimate sale of common stock is less than the $269,250, additional shares shall be issued and if amount received is greater than $269,250 such excess shall be refunded to the company. (See Note 11)

At September 30, 2002, loans and advances from stockholders and officers of $28,000 are non-interest bearing and have no fixed date of repayment.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

Note 6 Long-Term Debt

Long-term debt at September 30, 2002 consisted of a note payable in monthly installments of $610 including interest at 10.13% through March, 2003. The note is secured by transportation equipment.

Note 7 Consultant Stock Plan

The Company's Business Consultant Stock Plan as amended, ("the Plan") provides for the granting of 1,500,000 shares of the Company's $.01 par value stock, which may be issued from time to time to business consultants and advisors. On September 30, 2002 the Board of Directors approved an additional increase of 250,000 shares to be granted under the plan.

For the three months ended September 30, 2002, 86,617 shares were issued under the Plan to consultants in exchange for services and amounts owed to these consultants. The shares were valued at the market value of the shares on the date immediately prior to the date of issuance and approximated $149,000.

Note 8 Litigation

The Company's Lawsuits

On November 14, 2000, the Company joined with Vernon and Keith Gleasman, as plaintiffs, in filing a lawsuit against McElroy Manufacturing, Inc., Arthur H. McElroy, II and Tri-Mc (collectively, "MMI") in the United States District Court for the Northern District of Oklahoma.

The lawsuit was based upon claims that MMI had misled the Company and the Gleasmans concerning the operability of the pump and motor prototype design which utilized the gimbal as a constant velocity joint for use in a continuously variable gear transmission.

On September 26, 2002, the company and the Gleasmans dismissed their claims with prejudice.

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

Note 9 Employment Agreements

On August 1, 2001, the company entered into three-year employment agreements with Michael Martindale and Jacob Brooks as Chief Executive Officer and Chief Operating Officer respectively. On September 1, 2001 the Company entered into a three-year employment agreement with David Marshall as Vice President - Manufacturing.

As of March 31, 2002, the company entered into an agreement with such officers to terminate their employment agreements effective immediately, and all amounts under accrued compensation was exchanged for a warrant. New employment agreements with the company's majority owed subsidiary were executed for these individuals on March 31, 2002. (See Note 5)

In September 2002, the officers of our majority-owned subsidiary contributed $480,000 of accrued compensation to subsidiary capital and agreed to forego the payment of all future monies under their employment agreements until certain board-approved performance criteria have been realized. The company also reserved 79,260 shares of common stock to be exchanged for a total out of pocket expense owed to them amounting to approximately $82,000 at September 30, 2002.

Note 10 Variable Gear LLC

On January 1, 2008, the Company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. At September 30, 2002 such fair market value cannot yet be reasonably estimated.

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

TORVEC, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

Note 12 Warrants

On April 15, 2002 the Company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to a new chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. Included in general and administrative expenses at September 30, 2002, is a charge to operations amounting to $690,000 for the difference between the market price on the date of the events noted above and the exercise price.

The remaining 500,000 warrants are exercisable upon the execution of the Company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its Company's technology at $.75 per share. The Company will record a charge to operations representing the fair value of the warrants when the warrants become exercisable.

During the three month period ended June 30, 2002, 250,000 warrants were exercised for $.30 per share resulting in proceeds of $75,000.

TORVEC, INC.

PLAN OF OPERATION

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate", "expect", "plan", "believe", and similar expressions as they relate to the company or its management are intended to identity such forward-looking statements. The company's actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any further period.

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

               The company's plan of operation relative to its automotive inventions during the balance of fiscal 2002 is:

o	to install our generation III IVT using an electronically controlled 2004 emissions compliant Cummins Turbo-diesel engine in a 2003 Dodge Ram 3/4 ton 4x4 quad cab pick-up truck (see below);
o	to road test the truck to demonstrate that the IVT, as used in the Dodge light truck application, can double city fuel mileage and remove up to 90% of diesel particulates;
o	to conduct a public relations campaign, including utilization of the mass media, to stimulate interest in and demand for the IVT at governmental, business and consumer levels;
o	to build up to 2 production-ready, state of the art FTVs and to demonstrate these vehicles to potential join venture candidates in China, Mexico and the United States;

o

to continue negotiations with selected automotive and truck
manufacturers to generate a letter of intent with respect to either a license, merger or joint partnership for the continued
development and testing of all or any one of the company's prototypes, their manufacture, their marketing and their worldwide sale;

o	to continue to improve the company's inventions and, where appropriate, to obtain patent protection on such new improvements.

                The company is taking its next step toward commercialization of its automotive products. Torvec's generation III infinitely variable transmission has now been designed specifically for a vehicle and will be adapted to a 2003 Dodge Ram 3/4 ton 4x4 quad cab pick-up truck. This truck will have the long awaited electronically controlled 2004 emissions compliant Cummins (CUM.NYSE) turbo-diesel engine. (Torvec is an approved Cummins OEM). This engine is 5.9 liters in displacement, 240 bhp at 2900 rpm and has 460 lb-ft of torque at 1400 rpm. This truck is scheduled to arrive in early November 2002. Torvec has chosen this engine size because it represents a huge market usable in SUVs, light trucks, delivery trucks, school buses, airport shuttle buses and class 3 to 5 trucks.

                Industrial sources have assessed that Torvec's IVT, used in this light truck application, could double city mileage and remove up to 90% of diesel particulates (black soot). Torvec is planning to present its IVT at its January 23, 2003 shareholders meeting. When the IVT is installed, all data (emissions and fuel economy) will be confirmed in a real world (on road) environment, which is more acceptable to the EPA.

               Previously, on June 29, 2000, the company announced that it had granted an exclusive, world-wide license of all its automotive technology to Variable Gear, LLC for the aeronautical and marine markets. Variable Gear will pay the company 4% royalties for 7 years after which the company is obligated to repurchase the license. Variable Gear is owned 51% by Robert C. Horton, Chairman and CEO of Ultrafab, Inc. and a company shareholder. The company owns the remaining 49%. The company does not share in any profit or losses in this entity. Variable Gear has initiated discussions with a number of boat manufacturers, but to date it has not commenced operations or sublicensed our automotive technology in its markets.

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

               The company's ice technology is held through its majority-owned subsidiary, Ice Surface Development, Inc. Our subsidiary has made significant progress in advancing the development of its intellectual property holdings. Using recent investments made by its management team and development partners, ISDI has:

o	created tangible developments in process technology that it intends to patent, and

o

Developed and is marketing a business plan leading to serious interest with strategic partner candidates for the express purpose of creating product applications and business development relationships.

               The net loss for the three months ended September 30, 2002 was $830,000 as compared to the three months ended September 30, 2001 net loss of $1,573,000. The decrease in the net loss of $743,000 is principally related to a decrease in advertising and promotion and consulting expenses. During the three months ended September 30, 2001 the advertising and promotion expenses were $144,000 as compared to $4,000 for the three months ending September 30, 2002. Also, during the three months ended September 30, 2001, the Company incurred consulting fees of approximately $443,000 by a partnership of which officers of our majority-owned subsidiary are partners, for preparation of a business plan. Lastly, during the three months ended September 30, 2001, the Company charged operations in the amount of $398,000 for options and warrants granted compared to $8,000 for the three months ended September 30, 2002.

               Research and development expenses for the three months ended September 30, 2002 amounted to $468,000 as compared to $315,000 for the three months ended September 30, 2001.

               General and administrative expenses for the three months ended September 30, 2002 amounted to $452,000 as compared to $1,258,000 for the three months ended September 30, 2001. This decrease amounted to $806,000 and is principally due the same reasons as noted in the second above preceding paragraph.

Liquidity and Capital Resources

               The company's operations during the quarter ended September 30, 2002 were funded, in part, through the exercise by Swartz Private Equity of 61,355 commitment warrants and 63,093 purchase warrants under our investment agreement for proceeds of $68,104 and $59,568 respectively. Also, during the quarter ended September 30, 2002, a major shareholder purchased 399,007 common shares for proceeds of $568,000.

                At September 30, 2002, the company's cash position was $444,000 and it had a working capital of $303,000. The increase in the company's cash position in the third quarter was due to common stock sales which totaled $695,672. The increase in the company's working capital was partially attributed to the exchange by Vernon, James and Keith Gleasman of the obligation to pay each of them consulting fees equaling $247,500, $242,500 and $162,600 respectively with the issuance of options. The Gleasmans were each granted 5 year common stock options, exercisable at $5.00 per share, to purchase in the case of Vernon Gleasman, 275,734 shares, in the case of James Gleasman, 270,164 shares and in the case of Keith Gleasman, 181,149 shares. The increase in the company's working capital was also attributable to the contribution by Michael Martindale, Jacob Brooks and David Marshall of $480,000 owed to them as of September 30, 2002 under their Ice Surface Development, Inc. employment contracts.

                The company's cash position at anytime during the fiscal year ended December 31, 2002 is directly dependent upon its success in selling stock since the company did not generate any revenues. The company does not anticipate generating any revenues from its business activities during fiscal year 2002.

                During the quarter ended September 30, 2002 the company issued 86,617 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, expenses associated with our lawsuit, marketing research expenses as well as legal fees and associated expenses for ongoing patent work.

                In addition, during the three months ended September 30, 2002, 126,340 restricted shares were issued for services.

                On September 30, 2002, the Board of Directors approved an increase in the number of shares issuable under the company's Business Consultant's Stock Plan by 250,000 shares from 1,500,000 to 1,750,000 shares. The Company has reserved 76,290 business consultant's shares to issue in payment of Messers. Martindale, Brooks and Marshall's September 30, 2002 accrued, out-of-pocket expenses.

                We do not believe that it would be appropriate to continue to access our Swartz equity line until current stock market conditions significantly improve, thus enabling us to raise dollars without significant dilution to our shareholders. The Company believes that, depending upon the short-term success of its ongoing negotiations with one or more joint venture candidates, it may be required to initiate a private placement in order to raise capital to build up to two production ready state-of-the-art FTVs.

                 At September 30, 2002 loans payable and advances to stockholders and officers amounted to $28,000 and are non interest bearing and have no fixed date of repayment.

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

Critical Accounting Policies

Revenue Recognition

Revenue in connection with the granting of license to Variable Gear LLC is to be recognized when all conditions specified under recent accounting standards have been met. Generally, revenue is only recorded when no future performance is required related to the item.

Impact of Inflation

               Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during its fiscal quarter ending September 30, 2002.

Quarterly Fluctuations

               As of September 30, 2002, the company had not engaged in significant revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

CONTROLS AND PROCEDURES

          Eric Steenburgh and Samuel M. Bronsky, the company's chief executive officer and chief financial officer, respectively, have informed the Board of Directors that, based upon their evaluations of the company's disclosure controls and procedures on a date within 90 days of the filing of this Quarterly Report (Form 10-QSB), such disclosure control and procedures are effective to ensure that information required to be disclosed by the company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure.

           There were no significant changes in the company's internal controls or in other factors that could significantly affect the controls since the date of their evaluation.

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

               The lawsuit was based upon claims that MMI had misled the company and the Gleasmans concerning the operability of the prototype of the pump and motor design which utilized the gimbal as a constant velocity joint for use in a continuously variable gear transmission.

                On September 26, 2002, the company and the Gleasmans dismissed their claims with prejudice.

Item 2:     Changes in Securities

          a)      Class A Preferred Shares

                    We ask that you refer to our annual report (Form 10-KSB) filed with the Securities and Exchange Commission on April 15, 2002 for a description of our Class A Preferred Shares. As of September 30, 2002, we had issued 38,500 Class A Preferred Shares for aggregate proceeds of $154,000 and the offering terminated on July 31, 2002.

          b)      Sales of Unregistered Securities

                      On July 24, 2002, August 30, 2002 and September 25, 2002, the company issued 46,897 common shares, 211,265 common shares and 140,845 common shares to Robert C. Horton for $68,000, $300,000 and $200,000 respectively.

                       The company issued 50,000 common shares on August 30, 2002 to Joseph Alberti for services rendered, 50,000 common shares on August 30, 2002 to Gary Siconolfi for services rendered, 20,340 common shares on September 10, 2002 to RLT Associates for services rendered, 4,000 common shares on September 10, 2002 to MRW Design for services rendered and 2,000 common shares on September 10, 2002 to Patrick R. Faure for services rendered.

                    These issuances were to existing shareholders who are familiar with the company and accredited investors. The company claims exemption from registration under section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

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

                     Swartz exercised 61,355 common stock commitment warrants on July 10, 2002 for proceeds of $68,104. On September 4, 2002, Swartz exercised 63,093 common stock purchase warrants for proceeds of $59,568. All such proceeds were used for general corporate purposes.

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

TORVEC, INC.
Date: November 4, 2002	By: /S/ KEITH E. GLEASMAN Keith E. Gleasman President
Date: November 4, 2002	By: /S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial and Accounting Officer

CERTIFICATIONS

I, Eric Steenburgh, Chief Executive Officer of Torvec, Inc., and I, Samuel M. Bronsky, Chief Financial Officer of Torvec, Inc. each hereby certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Torvec, Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequently to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/4/02	/S/ ERIC STEENBURGH Eric Steenburgh Chief Executive Officer

Date: 11/4/02	/S/ SAMUEL BRONSKY Samuel M. Bronsky Chief Financial Officer

EXHIBIT INDEX
EXHIBIT			PAGE

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

Not applicable

(15)	Letter re unaudited interim financial information

Not applicable

(18)	Letter re change in accounting principles

Not applicable

(19)	Report furnished to security holders

Not applicable

(22)	Published report regarding matters submitted to vote of security holders

Not applicable

(23)	Consents of experts and counsel

Not applicable

(24)	Power of attorney

Not applicable

(99)(a)	Additional exhibits

	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		34

Exhibit 99 (a)

Certificate pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Torvec, Inc. ("Torvec") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Eric Steenburgh, CEO and Samuel Bronsky, Chief Financial Officer of Torvec, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Torvec, Inc.

/S/ ERIC STEENBURGH
Eric Steenburgh
CEO
November 4, 2002

/S/ SAMUEL BRONSKY
Samuel Bronsky
Chief Financial Officer
November 4, 2002