Form 10KSB
period 2002-12-31
TORVEC INC
filed 2003-04-17
CIK 1063197

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
               ENDED DECEMBER 31, 2002

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
(State or other jurisdiction of                                                              I R S  Employer Identification No.
  incorporation or organization)

            11 Pond View Drive                                                                                             14534
            Pittsford, New York                                                                                          (Zip Code)
(Address of principal executive offices)

                                      Issuer's Telephone Number, including Area Code: (585) 248-8549

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

$.01 par value common voting stock
(Title of class)

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X             No

               Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

               State issuer's revenues for its most recent fiscal year.     $0.00

               State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12(b)-2 of the Exchange Act).     $6,380,716

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

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  25,629,708

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

PART I

THE COMPANY

Item 1.     DESCRIPTION OF BUSINESS.
(a)	History and Development of Our Inventions

Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the company acquired numerous patents, inventions and know-how developed for more than thirty years by Vernon E. Gleasman and members of his family. Upon its incorporation, the company commenced the development of its full terrain vehicle ("FTV™") - the merger of the speed and handling of a truck with the full terrain capability of a tracked vehicle. Through the ongoing creation, development and improvement of its FTV, the company developed the following inventions relating to seven distinct fields of automotive and related technology, each of which having individual licensing potential:

	(i)	Iso-torque™ differential (next generation of Torsen® differential - see "Torsen" on Google websearcher);

	(ii)	infinitely-variable transmission;

	(iii)	steering drive and suspension system for tracked vehicles;

	(iv)	high speed, steel-reinforced rubber tracks;

	(v)	hydraulic pump and motor;

	(vi)	spherical gearing constant velocity mechanism;

	(vii)	ice adhesion modification system.

As a family, the Gleasmans have manufactured,operated and sold their own innovative products and companies over the past 30 years. The Gleasmans knowledge of the automotive industry and its trends was the basis of the invention of the company's FTV. The Gleasman's creativity, experience and expertise have been recognized worldwide - in particular, Vernon E. Gleasman was the recipient of the Society of Automotive Engineers' 1983 Schwitzer Award for the most innovative new product at the Indianapolis 500 and the 2001 Distinguished Inventor of the Year Award granted by the Rochester Intellectual Property Law Association. In addition Vernon Gleasman has been nominated by professor Alexander Slocum of the Massachusetts Institute of Technology for the Lemelson-MIT prize, one, if not the, most prestigious engineering awards in the world. For further information on this prize please see www.lemelson.org. .

To this date there is no worldwide, patented tracked vehicle with the high speed (60mph+) and handling characteristics of the company's FTV. To facilitate the development of the FTV the company had to resolve numerous engineering hurdles and the company's success in so resolving these engineering problems led to the inventions described above. The first generation FTV prototype was completed in February, 1999 and was initially showcased to the public in early spring, 1999. We have continued to improve the FTV since its introduction in the spring of 1999. We intend to build up to two production-ready, state-of-the-art FTVs and to demonstrate these vehicles to potential joint venture candidates in China, Mexico and the United States, depending upon the availability of funds.

The company intends to incorporate all of the above-referenced inventions into its FTV and commercialize the FTV as a stand alone vehicle. However, each of the company's inventions can be commercialized on an individual basis and the company intends to license and/or jointly commercialize each of its inventions separately in order to generate monies necessary to fully develop and commercialize the company's FTV.
..

               The company and its subsidiaries rely on the services of three full-time officers and on the full-time services of Vernon, Keith and James Gleasman as consultants. The company also utilizes the services of the staff of Joseph Neri Chevrolet, Williamson, New York on a project by project basis. To date, the company has conducted substantially all of its research, testing and product-showcasing at Neri Chevrolet. It has outsourced the actual building of its prototypes, subject to the direct supervision of the company's management.

                Our chief executive officer, Eric Steenburgh, devotes substantial services to the company on a regular basis. In addition, the company's secretary, Morton A. Polster, devotes the majority of his time rendering ongoing patent services to the company, including the prosecution of all of the company's foreign patent applications. Herbert Dobbs, Joseph Alberti and Gary Siconolfi, directors of the company, are active in company presentations to and discussions with auto and truck manufacturers, auto parts suppliers, glass component suppliers and the U.S. military.

(b)   Our Automotive Properties

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

               The company's FTV prototype is a new type of vehicle, that management believes combines the high speed capabilities of trucks and cars with the high traction capabilities of tracked vehicles.  The company has tested the FTV prototype over the past 3 years at Neri Chevrolet. It has demonstrated the FTV in person to representatives of many Tier I and Tier II automotive and truck componentry suppliers who are potential joint venture suppliers of the company's FTV. The company's overall strategy with respect to its FTV is to assemble parts manufactured by Tier I and Tier II automotive suppliers rather than manufacturing such parts in its own manufacturing facility. Joint ventures with Tier I and Tier II automotive suppliers is one means for the company to accomplish the strategy. For example, a relationship has been established with Nissan Diesel America as potential supplier and partner. Nissan and its personnel have been very helpful to the company in assisting it formulate its business plan regarding the FTV. It should be noted that Nissan has extensive experience in third world country markets.

Based upon these tests, demonstrations and the reaction of industry representatives, the company believes it has shown that the FTV is relatively easy to drive and steers as easily as a car and that it has shown that this tracked vehicle can traverse almost any terrain, with speeds ranging from 45 to 65 mph being attainable on pavement and other relatively flat surfaces. The company also believes that it has shown that the FTV is also environmentally sensitive since its low ground pressure, less than 2 pounds per square inch, does not damage paved road surfaces or leave ruts or cause potholes on unpaved surfaces. We believe our rubber tracks will be made by Goodyear, a corporation dedicated to supporting original equipment manufacturers,and Goodyear has provided the tracks for the company's FTV prototype. The FTV is able to perform as it does because of its unique steering mechanism, which is protected by several patents in Europe and Japan as well as the following U.S. patents: multi-axle vehicle steer drive system (4732053), no-slip imposed differential reduction drive (4776235), no-slip imposed differential (4776236), steer-driven reduction drive system (4895052) and modular track system (6135220). This steer-drive mechanism can best be described in engineering terms as a hydro-mechanical steering mechanism. The "mechanical" portion is manufactured from conventional, high volume gearing, while the "hydro" portion is our patented hydraulic pump and motor. Conventional hydraulic pumps and motors are large, noisy and inefficient at low revolutions per minute. The company believes its patented hydraulic pump and motor has solved these problems.

               It should be noted that unlike the United States, the vast majority of third world country roads are unpaved. The FTV is a highly desirable vehicle in these countries given their poor road conditions and weather extremes. The market is significant - 4,000,000 four wheel drive vehicles and light trucks are sold in the Asian, African, Central and South American markets annually (Automotive News, March 2003).

Torvec's ISO-Torque™ Differential

               In 1951, Vernon E. Gleasman invented the dual-drive differential (the Torsen®). For the next thirty years, Vernon Gleasman and his sons manufactured and marketed this differential for the military, for incorporation in high performance cars, off road cars and 4x4 trucks. In 1982, after receiving the HUMVEE contract from the United States government, the Gleasmans sold the Torsen differential to Gleason Corporation which later transferred it to Zexel, (for further information on the Torsen, explore "Torsen" on the Google websearcher).

               The company's ISO-Torque differential is a dramatically less expensive more efficient and lighter improvement on the Torsen. The Torsen is standard equipment on many major automobiles including Lexis, Toyota, Audi, Land Rover, GM vehicles and others. The major hurdle to the Torsen's utilization in a larger percentage of cars and trucks is price and weight. The company believes that the ISO-Torque differential eliminates these barriers.

Torvec's Infinitely Variable Transmission

               The company's infinitely variable transmission is a transmission that provides an uninterrupted drive through an infinite number of geared speed ratios, allowing ideal torque flow to propel the vehicle while permitting the engine to run at optimum efficiency. The company believes that the next generation of diesel engines with state-of-the-art electronics will allow interfacing and provide the necessary mechanisms to adequately control the infinitely variable transmission. Industry data has shown that the use of constant velocity and infinitely variable transmissions improves the fuel efficiency of all engines (gas/diesel), thus leading to reduced pollution. The company believes that its infinitely variable transmission will permit automotive diesel/gasoline engines to operate at ideal combustion rates which will reduce pollution and provide improved fuel economy under normal operations. For instance, a vehicle with our infinitely variable transmission can attain sixty miles per hour without exceeding an engine speed over 1850 rpms. This achievement is in contrast with conventional transmissions which would need almost twice that rpm to attain 60 mph after shifting (changing gear ratios) several times. After attaining 60 mph, the hydraulics input is disengaged so that the vehicle is driving very efficiently in overdrive.

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

               In December, 1999, the company finished an extensive CAD/CAM evaluation of the infinitely variable transmission. The evaluation included finite element analysis, fluid dynamics analysis and material compatibility analysis for "real world conditions" under temperatures ranging from minus 20 degrees fahrenheit to 120 degrees.

               The company currently is taking the next step toward commercialization of its infinitely variable transmission. Our generation III infinitely variable transmission has now been designed specifically for adaption to a 2003 Dodge Ram 3/4 ton 4x4 quad pick-up truck. This truck has the long awaited electronically controlled 2004 emissions compliant Cummins (CUM.NYSE) turbo-diesel engine. This engine is 5.9 liters in displacement, 250 bhp at 2900 rpm and has 460 lb-ft of torque at 1400 rpm. We have chosen this engine size because it represents a huge market - SUVs, light trucks, delivery trucks, school buses, airport shuttle buses and class 3 to 5 trucks. The installation of the infinitely variable transmission in the 2003 Dodge Ram truck is imminent.

               Industrial sources have assessed that our infinitely variable transmission, used in this light truck application, could double city mileage and remove up to 90% of diesel particulates (black soot). When the infinitely variable transmission is installed, all data (emissions and fuel economy) will be confirmed in a real world (on road) environment, which is more acceptable to the Environmental Protection Agency.

Hydraulic Pump/Motor

               Prior to Torvec's formation, the Gleasmans had built and tested hard-metal, non-rotating cylinder block hydraulic pumps and motors utilizing the gimbel patents now owned by Torvec. In addition, Torvec initially modeled, with the use of CAD-CAM, a spherical gearing pump and motor concept. Torvec now has built a new generation of pump and motor that does not utilize either a gimbel or spherical-gearing, thereby dramatically reducing weight, complexity and cost compared to previously designed pumps and motors. More specifically, a commercial hydraulic pump and motor that is 12.7 cubic inch displacement weighs approximately 360 pounds compared with the company's equivalent pump and motor which weighs approximately 80 pounds. The company's patented infinitely variable transmission will incorporate the company's new generation hydraulic pump and motor.

Spherical Gearing CV Mechanism

               The company's CV mechanism features a new form of gearing - spherical gearing - which is based upon the geometry of spheres rather than conventional gear geometry of cylinders and cones. The company has developed this spherical gearing to replace constant velocity joints used, among other places in all four wheel drive vehicles. The company's constant velocity joint is a departure from known designs and its efficiency and weight savings may provide significant competitive advantage in the annual constant velocity joint market of over 200,000,000 per year. The spherical gearing constant velocity mechanism has been prototyped in steel and constituted the basis for the Rochester Intellectual Property Law Association awarding Vernon Gleasman its Distinguished Inventor of the Year Award in 2001.

               The company's spherical gears have been used to form a geared ball and socket coupling in which driving tooth contact is maintained continuously while at the same time permitting the coupling to be flexed up to 52 degrees. The potential versatility of the company's spherical gears may open the door to many yet unknown solutions and products yet to be discovered.

               The company's constant velocity joint delivers torque through a varying angle. For example, it moves through a drive shaft to the wheels of a front wheel drive car as it is steered. The patented breakthrough in the company's constant velocity joint, management believes, is the unique use of spherical geometry to deliver torque over a greater range of motion and more evenly, with fewer parts, less weight and lower cost than the competition.

               The company initially developed its constant velocity joint to provide a better performing torque transfer component for some of its other products. It has recently begun pursuing applications beyond its original intended use. In particular, the constant velocity joint has great potential as a general component to many automotive suppliers, providing a proprietary offering in a commodity field with annual unit sales in excess of 200 million.

(c)     Our Ice Technology

On November 29, 2000, the company acquired Ice Surface Development, Inc. ("ISDI"), from UTEK Corporation, 202 South Wheeler Street, Plant City, Florida 33566. As a result of the merger, the company acquired a 20-year, exclusive worldwide license granted by the Trustees of Dartmouth College for land-based motorized applications to a novel ice adhesion modification system developed by Professor Victor F. Petrenko at Dartmouth's Thayer School of Engineering. Our subsidiary, ISDI, has taken Dr. Patrenko's theoretical constructs and developed his ideas into

                                                                -8-

practical, demonstrable ice technology - see our web site www.torvec.com and the web site of our subsidiary ISDI- www.icesurfacedev.com. The Ice technology as developed by ISDI allows for the rapid deicing of vehicle services utilizing three variations for deicing and corresponding process technologies:

(i)	direct current method-through electrolysis, creates a pressurized gas that breaks up and ejects ice, which is ideal for initial ice removal;

(ii)

alternating current (high frequency) method-melts interfacial ice with minimal heat exchange to the surrounding environment thereby reducing power requirements-this method is capable of continuously maintaining ice-free surfaces;

(iii)	pulse method-creates a short-term water barrier that enables ice to be easily removed. This method works well for initial removal and is relatively simple to produce.

The following grid delineates certain characteristics of the three methodologies:

ICE TECHNOLOGY	Operating Parameters	Manufacturing Process	Potential Automotive Applications

DC Method	*DC voltage 30-60 volts *Operating power -0.5 to 1.5 KW/M2 *Electrolysis method *De-ice time-2 secs.	*Multi-Layer transparent electrical circuits	*Mirrors *Sensors *Trailer roofs *Sun roofs *Antennas

High Frequency AC Method	*AC voltage 40-80 volts @20KHz *Operating power -0.25 to 2 KW/M2 *Electro-magnetic method *De-ice time-2 secs. *Anti-icing capability	*Single layer transparent electrical circuits with abrasive resistant protective coating	*Windshields *Rear Windows *Side Windows *Cameras *Lighting *Antennas

Pulse Method	*DC voltage 60-120 volts *Operating power -5-20 KW/M2 *Instantaneous heat method *De-ice time-10 secs.	*Flood coating or continuous coating with protection coating	*Small surfaces *Sensors *Camera lenses *Wiper mechanisms

Aside from repelling ice on glass and other surfaces, our ice technology also increases the traction of rubber on ice. New ice traction systems based upon this technology could give vehicles, including the FTV, as much traction on ice as if they were driving on dry pavement. Vehicles could one day be equipped with "smart" tracks that grab ice.

The company acquired ISDI from UTEK to integrate the Dartmouth de-icing technology into its FTV™ as well as to sub-license the technology for a wide-assortment of land-based motorized vehicle applications (e.g. cars, trucks, trains and trailers), including their components (e.g. windshields).

(d)     Current Status of Product Development

               Based upon our experience and research to date, we believe the following inventions will eventually become commercially viable:

o o o o o o

the FTV™ , including the steering drive and suspension for tracked vehicles;

the Iso-Torque™ differential;

the infinitely variable transmission;

the hydraulic pump and motor;

spherical gearing CV mechanism;

the ice technology.

These inventions are in the following stages of development:
o

The Iso-Torque™ differential- the company is currently engaged in numerous discussions with companies regarding the possible licensing of this technology and has filed a preliminary application for patent protection for the ISO-Torque differential;

o

The generation III infinitely variable transmission-- the prototype which incorporates the hydraulic pump and motor, has been completed and will be installed in a 2003 Dodge Ram 3/4 ton 4x4 quad cab pickup truck, using an electronically controlled 2004 emissions compliant Cummins turbo-diesel engine. After installation, we will test the truck to ascertain the fuel economies and emissions reductions achieved;

o

the first generation FTV has been completed and continues to be showcased to automobile, truck manufacturers and assembly suppliers. We have made substantial improvements to the first generation FTV and intend to build up to two-production ready, state-of-art FTVs depending upon the availability of funds;

o	the constant velocity joint-the prototype is complete and is ready for comprehensive tests. A partner is being sought to further commercialization;

o

the ice technology-we have developed three methods of de-icing glass and other vehicle surfaces. We are developing, jointly with a partner, coatings suitable for applying micro-circuitry to glass and other surfaces. We are continuing in our efforts to develop industry acceptable power supplies.

(e)     Competition and Market Acceptance

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

               The company's ability to generate revenue and become profitable is also dependent upon the automotive industry's acceptance of its other products, namely the Iso-Torque differential, infinitely-variable transmission, the hydraulic pump and motor, the constant velocity joint and spherical gearing. The company's ultimate growth and future financial performance will depend on demonstrating the advantages of such products over existing technologies to an automotive industry which has committed substantial resources to product systems utilizing old technology. In addition, despite management's belief that its products are superior, the company will have to overcome the "not invented here" attitude that permeates the industry.

Item 2.     DESCRIPTION OF PROPERTY.

               In accordance with an informal, oral understanding with a company shareholder, Joseph L. Neri, Sr., owner of Joseph Neri Chevrolet-Oldsmobile Pontiac, the company was permitted to utilize the premises located at 3740 Route 104, Williamson, New York (approximately 20 minutes from downtown Rochester, New York) on a project by project basis during fiscal 2002 and anticipates utilizing the facility in fiscal year 2003 in similar fashion. The facility is approximately 17,000 sq. ft., situated on 8 acres of land. The company has been able to use the facility, all utilities (including telephone system with an after-hour answering service), computer system, service department, specialized equipment and tools with D.E.C. approved above-ground lifts, one of which has a 28,000 lb. capacity for trucks and buses, an 8 bay body shop, complete with a paint room and Kansas Jack straightening machine, and a two floor parts department. The company believes that this facility is sufficient to assemble all prototype FTV vehicles as well as assemble and install all prototypes for the company's other products for testing and demonstration purposes. The company paid Joseph Neri Chevrolet $8,314 in fiscal 2002.

               The executive offices of the company are located at 11 Pond View Drive, Rochester, New York 14534. The company pays nothing for the use of such offices.

Item 3.     LEGAL PROCEEDINGS.

               Except as provided below, the company is not a party to any pending, material litigation. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the company.

               On November 14, 2000, the company joined with Vernon and Keith Gleasman, as plaintiffs, in filing a lawsuit against McElroy Manufacturing, Inc., Arthur H. McElroy, II and Tri-Mc (collectively, "MMI") in the United States District Court for the Northern District of Oklahoma. The lawsuit was based upon claims that MMI misled the company and the Gleamans concerning the operability of a prototype pump and motor which utilized a gimbal in the design of a continuously variable transmission.

               On September 26, 2002, the company and the Gleasmans dismissed their claims with prejudice.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               There were no matters submitted to the Company's shareholders during the fourth quarter of the Company's fiscal year ended December 31, 2002.

Subsequent Event

                The annual meeting of the company's shareholders was held on January 23, 2003. At the meeting, at which a quorum of the requisite number of shares under the company's bylaws for the conduct of business was present either in person or by proxy, the following items were voted on by the shareholders with the following results:
1.	Election of Directors:	For:	Withheld

	Eric Steenburgh	22,543,200	4,940

	Keith E. Gleasman	22,543,800	4,340

	Morton A. Polster	22,543,700	4,440

	Herbert H. Dobbs	22,542,500	5,640

	James A. Gleasman	22,544,100	4,040

	Gary A. Siconolfi	22,543,000	4,640

	Joseph Alberti	22,543,000	5,140

	Daniel R. Bickel	22,543,500	4,640
2.	Ratification of the appointment of Eisner, LLP by the Audit Committee of the Board of Directors as independent auditors for the fiscal year ending December 31, 2002.

	For 22,536,485	Against 8,815	Abstain 2,840

3.	Management Survey: would shareholders prefer to receive the annual report, proxy statement and other shareholder communications -

	Electronically 470,011	CD-ROM 174,897	Mail 642,218

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

2001	High	Low
1st Quarter	$5.75	$3.50
2nd Quarter	$5.25	$4.20
3rd Quarter	$5.15	$1.75
4th Quarter	$2.25	$0.75
2002	High	Low
1st Quarter	$2.59	$0.70
2nd Quarter	$2.20	$1.05
3rd Quarter	$2.18	$1.05
4th Quarter	$1.70	$ .60

(b)     Holders of Common Stock

               As of December 31, 2002, the company had 259 shareholders of record and an estimated 1800 beneficial owners of its common stock. As of December 31, 2002, the company had 25,629,708 shares of its common stock issued and outstanding.

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

d)     Swartz Private Equity Financing

               On September 5, 2000 the company entered into an agreement with Swartz Private Equity, LLC pursuant to which Swartz Private Equity, LLC ("Swartz") granted to the company a $50,000,000 equity funding commitment which continues for a period of thirty-six months. This flexible funding agreement provides that from time to time at the Company's request, Swartz will purchase from the company that number of the company's common shares equal to 15% of the lesser of the number of shares traded in the market in the 20 business days before or after the requested purchase. The purchase price is the lesser of 91% of the lowest closing bid price for the company's common stock during the 20 day period following the request or that price less $.20. Swartz will not be required to purchase at any one time shares having a value in excess of $2,000,000. The company may make additional requests at intervals of approximately 30 days.

               Although the company reserved 5,000,000 of its common shares for sale pursuant to the agreement with Swartz, except for outstanding warrants, the company has no obligation to issue any of such shares unless and until the company itself decides to make use of its equity line of credit with Swartz. As indicated below, the company has issued and sold 703,093 shares to Swartz under the agreement, far less than the number of shares reserved. Except for outstanding warrants, no additional shares will be actually issued to Swartz unless and until the company exercises its right under the agreement to "put" such said shares to Swartz. The company does not anticipate utilizing its equity line with Swartz until the current market price for its common stock significantly improves.

               As a commitment fee, the company granted to Swartz commitment warrants to purchase 960,101 shares of the company's common stock of which 76,456 have been exercised. The total number of commitment warrants will be adjusted upwards to represent 4.5% of the total outstanding common shares of the company under certain circumstances during the three years that the commitment remains in effect. The warrant exercise price is reset to the lowest closing price of the company's common stock during the 5 trading days ending on each 6 month anniversary of the warrants issue date.

               In addition to the commitment warrants referred to above, Swartz will be issued a warrant to purchase one share of common stock of the company for every ten shares that it purchases pursuant to the agreement. These purchase warrants will initially be exercisable at 110% of the market price of the shares simultaneously purchased by Swartz. Such exercise price is subject to the same reset provisions as govern the commitment warrants. To date, we have issued 57,867 common stock purchase warrants, of which 47,992 have been exercised.

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

               The company has reserved 5,000,000 common shares for sale pursuant to the agreement.

               On October 2, 2000, the company filed a Current Report (Form 8-K) to disclose the Swartz transaction as well as to file all documents in connection therewith.

In its agreement with Swartz, the company agreed to file a Registration Statement pursuant to the Securities Act of 1933 for sale by Swartz of the shares acquired through this transaction. The company filed a Form SB-2 Registration Statement covering the 5,000,000 shares reserved for sale under the agreement on October 19, 2000. Such Registration Statement was declared effective by the Securities and Exchange Commission on October 23, 2000. Post-effective amendments to the Registration Statement were declared effective by the Securities and Exchange Commission on July 2, 2001 and May 24, 2002, respectively.

               The company has sold an aggregate 703,093 shares to Swartz and raised proceeds equal to $956,526 since the agreement's inception. There are 883,645 commitment warrants outstanding.

               Also registered on the Form SB-2 were 354,000 common shares on behalf of certain consultants under a piggyback registration, which will allow these consultants to exercise options for common stock at $5.00 per share. If all these options are exercised, $1,770,000 will be provided to the company. No options have been exercised.

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

The offering terminated on July 31, 2002. The company sold 38,500 Class A Preferred Shares for aggregate proceeds of $154,000.

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

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
The company's overall business strategy relating to its automotive inventions is

o	to license our Iso-Torque™ differential to a first-tier supplier of automotive and truck systems and component parts;

o	to license our generation III infinitely variable transmission to a first-tier supplier of automotive and truck systems and component parts;

o

to manufacture, market and sell, either directly, through others or jointly, our hydraulic pump and motor and constant velocity joint, which includes our spherical gearing, to automotive and truck manufacturers, suppliers and component part assemblers;

o

ultimately, to manufacture, market and sell, either directly, through others or jointly, the FTV™ , including the steering drive and suspension for tracked vehicles to domestic and foreign customers, especially in the Asian, African, South and Central American markets.

The company's plan of operation relative to its automotive inventions during fiscal 2003 is:

o	to license our Iso-Torque™ differential to a first-tier supplier of automotive and truck systems and component parts;

o

to install our generation III infinitely variable transmission using an electronically controlled 2004 emissions compliant Cummins turbo-diesel engine in a 2003 Dodge Ram 3/4 ton 4x4 quad cab pickup truck;

o	to road test the truck to ascertain the fuel economies and emission reductions achieved by the infinitely variable transmission with respect to this application;

o	to license our generation III infinitely variable transmission to a first-tier supplier of automotive and truck systems and component parts;

o

to initiate discussions with national and state environmental agencies in the United States and other countries to determine the potential effect of the infinitely variable transmission on the worldwide problem of diesel engine pollutants;

o	to continue to improve the company's inventions and, where appropriate, to obtain patent protection on such new improvements.

               The company's website is www.torvec.com, and information regarding the company and all of its inventions can be found on such website.

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

               The company's overall business strategy relating to its ice technology is to

o	to continue our development efforts necessary to position the ice technology for sale or license to one or more candidates, whether domestic or foreign;

o	to license or sell the ice technology.

               The company's ice technology is held through its majority-owned subsidiary, Ice Surface Development, Inc. Our subsidiary has made significant progress in identifying three distinct methods for de-icing -- electrolysis, high frequency and pulse. It is currently developing with a joint venture partner a coating process designed to enable microcircuitry to be applied to glass surfaces without visual distortion. Our subsidiary is actively seeking a partner in the power supply field to assist it develop an industry-acceptable power supply for the ice technology.

               The company's license agreement with Dartmouth provides for a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income.

               The net loss for the year ended December 31, 2002 was $4,577,000 as compared to the year ended December 31, 2001 net loss of $3,871,000. The increase in the net loss of $706,000 is principally related to compensation expense associated with warrants and development expenses made by Ice Surface Development, Inc. on its ice technology.

               Research and development expenses for the year ended December 31, 2002 amounted to $1,551,000 as compared to $1,459,000 for the year ended December 31, 2001. This increase amounted to $92,000.

               General and administrative expenses for the year ended December 31, 2002 amounted to $3,312,000 as compared to $2,412,000 for the year ended December 31, 2001. This increase amounted to $900,000 and is due to compensation expense associated with warrants and development expenses made by Ice Surface Development, Inc. on its ice technology.

Liquidity And Capital Resources

               The company's business activities during its fiscal year ended December 31, 2002 were funded through the sale of 564,448 shares of common stock to Swartz for aggregate proceeds of approximately $523,000, the sale of 508,897 common shares to a major shareholder for $668,000 and the sale of 38,500 Class A Preferred Shares for net proceeds of $142,000. In addition, our chief executive officer purchased 250,000 common shares for $75,000 upon the exercise of a common stock purchase warrant.

               During the fiscal year ended December 31, 2002, the company issued 866,490 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, expenses associated with our lawsuit, research expenses as well as legal fees and associated expenses for ongoing patent work. We issued 134,964 restricted common shares for development of our generation III infinitely variable transmission and associated inventions. We defrayed $319,250 of indebtedness in exchange for 226,426 common shares. Our management accepted stock options for an aggregate 727,047 exercisable at $5.00 per share for accrued consulting fees through September 30, 2002. Our subsidiary's management accepted an aggregate 448,865 common stock warrants in payment of their accrued salary and bonus with the company through March 31, 2002.

               At December 31, 2002, the company's cash position was $293,000, and the company had a working capital deficiency of $99,000. The company's cash position at anytime during the fiscal year ended December 31, 2002 was directly dependent upon its success in selling stock since the company did not generate any revenues. The company does not know whether it will generate revenues from its business activities during fiscal year 2003.

               At December 31, 2002, the company had accounts payable and accrued expenses of $316,000.

               The company believes that it has the funds to complete the installation and testing of its generation III infinitely variable transmission in its Dodge Ram truck. The company anticipates that if it is able to license its Iso-torque™ differential, it will have sufficient funds to carry out the balance of its plan of operation set forth on pages 21 and 22 for 2003. The company also anticipates that the continued issuance of common shares under its Business Consultant Stock Plan and the issuance of restricted common stock will enable it to continue to meet its normal ongoing expenses during 2003.

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

Critical Accounting Policies

Revenue Recognition

               Revenue in connection with the granting of the license to Variable Gear, LLC is to be recognized when all conditions for earning such fee is complete. Generally, revenue is only recorded when no future performance is required related to the item.

Impairment of Long-Lived Assets

                The Company has adopted SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets. Management is also required to evaluate the useful lives each reporting period. When events or circumstances indicate, our long-lived assets, including intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment.

Impact of Inflation

               Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during its fiscal year ending December 31, 2002.

Quarterly Fluctuations

               As of December 31, 2002, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

Item 7.
FINANCIAL REPORTS

TORVEC, INC.
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Contents
Page

Financial Statements
Independent auditors' report	F-2

Consolidated balance sheet as of December 31, 2002	F-3

Consolidated statements of operations for each of the years in the two-year period ended December 31, 2002 and for the period from September 25, 1996 (inception) through December 31, 2002	F-4

Consolidated statements of changes in stockholders' equity (deficit) for the periods from September 25, 1996 (inception) through December 31, 2002	F-5

Consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2002 and for the period from September 25, 1996 (inception) through December 31, 2002	F-7

Notes to financial statements	F-8

F-1

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Torvec, Inc.

We have audited the accompanying consolidated balance sheet of Torvec, Inc. and subsidiary (a development stage company), as of December 31, 2002, and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended December 31, 2002 and for the period from September 25, 1996 (inception) through December 31, 2002 and changes in stockholders' equity (deficit) for the periods from September 25, 1996 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and subsidiary as of December 31, 2002 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2002 and for the period from September 25, 1996 (inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/S/ EISNER, LLP

Eisner, LLP

New York, New York
April 8, 2003
F-2

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Balance Sheet
December 31, 2002
ASSETS Current assets: Cash	$ 293,000 13,000

Total current assets	303,000

Equipment: Office equipment Transportation equipment	15,000 53,000

Less accumulated depreciation	68,000 62,000

Net equipment	6,000

License, less accumulated amortization of $353,000	2,907,000
$ 3,216,000

LIABILITIES
Current liabilities:
     Current portion of loan payable
     Accounts payable and accrued expenses
     Consulting fees payable to stockholders
     Loans payable stockholders and officers
          Total current liabilities

$ 2,000 316,000 56,000 28,000 402,000

Deferred revenue	150,000
Total liabilities	552,000

Minority Interest	765,000
Commitments and other matters

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 100,000,000 shares authorized, 3,300,000 designated as
     Series A non-voting cumulative $.40 per share convertible preferred, 38,500 shares issued and outstanding (liquidation preference $166,000)
Common stock, $.01 par value, 40,000,000 shares authorized, 25,629,708 issued and outstanding (including 109,890 shares issuable)
Additional paid-in capital
Deficit accumulated during the development stage

256,000 20,786,000 (19,143,000) 1,899,000 $ 3,216,000

See notes to financial statements	F-3

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Operation
December 31, 2002
	Year Ended December 31, ________________________ 2002 2001		September 25, 1996 (Inception) Through December 31, 2002
Cost and expenses: Research and development General and administrative	$ 1,551,000 3,312,000	1,459,000 2,412,000	$ 6,054,000 13,375,000

Loss before minority interest	$ (4,863,000)	$ (3,871,000)	$ (9,429,000)

Minority interest in loss of consolidated subsidiary	286,000		286,000

Net Loss	(4,577,000)	(3,871,000)	(19,143,000)
Preferred Stock Dividend	12,000		12,000

Net loss attributable to common stockholders	$ (4,589,000)	$ (3,871,000)	$ (19,155,000)

Basic and diluted loss per common share	$(0.19)	$(0.17)

Weighted average number of shares of common stock - basic and diluted	24,567,000	22,750,000

See notes to financial statements	F-4

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Period from September 25, 1996 (Inception) Through December 31, 2002
Preferred Stock Shares Amount		Common Stock Shares Amount	Additional Paid-in Capital	Unearned Compensatory Stock and Options	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

Issuance of shares to founders (Note A)
Issuance of stock for services (Note A)
Sale of common stock - Nov. ($1.50 per share)
Sale of common stock - Dec. ($1.50 per share)
Distribution to founders (Note A)
Net loss
Balance - December 31, 1996
Issuance of compensatory stock (Note H[3])
Issuance of stock for services (Note H[7])
Sale of common stock - January ($1.50 per share)
Sale of common stock - February ($1.50 per share)
Sale of common stock - May ($1.50 per share)
Issuance of stock for services (Note H[7])
Sale of common stock - June ($3.00 per share)
Sale of common stock - July ($3.00 per share)
Sale of common stock - August ($3.00 per share)
Sale of common stock - Sept, ($3.00 per share)
Sale of common stock - Oct. ($3.00 per share)
Sale of common stock - Nov. ($3.00 per share)
Sale of common stock - Dec. ($3.00 per share)
Iss. of compensatory options to cons. (Note H[5]
Compensatory stock and options earned
Distributions to founders (Note A)
Net loss
Balance - December 31, 1997
Issuance of stock for services (Note H[7])
Sale common stock - May 11 to Sept. 20 ($5.00 ps)
Sale common stock - Sept. 21 to Dec. 31 ($10. ps)
Costs of offering
Compensatory stock and options earned
Contribution of services (Note E[3])
Net loss
Balance - December 31, 1998
Issuance of stock for services (Note I[4])
Sale of common stock - Jan 1 to Aug 9 ($10 ps)
Sale of common stock - Aug. 10 to Nov 30 ($5. ps)
Iss. of compensatory options to cons. (Note H[3])
Common stock issued- exercise options (Note H[3])
Compensatory stock and options earned
Contribution of services (Note D[3])
Net loss
Balance - December 31, 1999
Issuance of stock for services (Note H[6])
Sale of common stock - March 29 ($4.51 per share)
Sale of common stock - June 23 ($3.50 per share)
Acquisition of Ice Surface Development (Note A)
Proceeds from exercise of put option
Compensatory stock and options earned
Contribution of services (Note D[3])
Net loss
Balance - December 31, 2000
Issuance of stock for liabilities (Note D[1])
Issuance of stock for services (Note H[6])
Issuance of option to cons. for services(Note I[3])
Proceeds from exercise of put option
Contribution of services (Note D[3])
Net loss
Balance - December 31, 2001
Exercise of warrants (Note H[8]
Exercise of warrants (Note H[9]
Loss on sale of minority interest (NoteA)
Sale of preferred stock and warrants, net (Note H[2])
Issuance of stock for services (Notes H[6] H[7]
Issuance of options in settlement of liabilities and
consulting fees (Note D[1]
Issuance of warrants to chairman (Note H[9]
Proceeds from exercise of put option ($.90 per
share) (Note H[8]
Common stock issued in exchange for loan (Note G)
Sale of common stock - July ($1.45 per share)
Sale of common stock - August ($1.42 per share)
Sale of common Stock - Sept. ($1.42 per share)
Sale of common stock - Dec. ($.91 per share)
Contribution of services (Note D [3])
Issuance of warrant for financial services
Warrant issued in lieu of compensation (Note I[1])
Iss of shares of settlement of liabilities (Note H[4])
Compensatory stock options (Note I[1])
Contribution of services in subsidiary (Note I[1])
Net Loss

Balance - December 31, 2002

38,500 $38,500	-0-

      16,464,400
      2,535,600
      64,600
      156,201

      19,220,801
      1,000,000
      12,000
      58,266
      75,361
      30,000
      2,000
      73,166
      13,335
      60,567
      10,000
      7,000
      10,000
      100,000

      20,672,496
      1,000
      112,620
      25,500

      20,811,616
      45,351
      80,670
      84,500

      21,000

   21,043,137
      196,259
      44,321
      100,000
      1,068,354
      36,735

   22,488,806
      126,667
      361,100

101,910

      23,078,483
         124,448
250,000

1,001,454

440,000
35,461
46,897
211,265
140,845
109,890

190,965

$25,629,708

$      165,000
      25,000
      1,000
      1,000

      192,000
      10,000

      1,000
      1,000

      1,000

      1,000

      1,000

      207,000

      1,000

      208,000

      1,000
      1,000

      210,000
      2,000

      1,000
      11,000
      1,000

      225,000
       1,000
      4,000

1,000

$      231,000
1,000
3,000

10,000

5,000

2,000
1,000
1,000

2,000

$256,000

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
126,000
72,000
(232,000)
142,000
1,224,000
653,000

690,000

391,000
50,000
68,000
298,000
199,000
99,000
15,000
8,000
633,000
267,000
32,000
519,000

$20,786,000

				$ (1,500,000) (234,000) 451,000 (1,283,000) 578,000 (705,000) (2,780,000) 3,050,000 (435,000) 435,000 0 $ 0 -0-	$ (489,000) (489,000) (922,000) (1,411,000) (2,122,000) (3,533,000) (4,788,000) (8,321,000) (2,374,000) (10,695,000) (3,871,000) $ (14,566,000) (4,577,000) ($(19,143,000)

$   0
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
127,000
75,000
(232,000)
142,000
1,234,000
653,000

690,000

396,000
50,000
68,000
300,000
200,000
100,000
15,000
8,000
633,000
269,000
32,000
519,000
    (4,577,000)

$1,899,000

See notes to financial statements F-6						F-5

TORVEC, INC. AND SUBSIDIARY (a development stage company) Consolidated Statements of Cash Flows December 31, 2002December 31, 2002
	Year Ended December 31, 2002 2001		September 25, 1996 (Inception) Through December 31, 2002

Cash flows from operating activities:
   Net loss
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization
         Minority interest and loss of consolidated subsidiary
         Compensation expense attributable to common stock
          in subsidiary
         Common stock issued for services
         Contribution of services
         Compensatory common stock and options and warrants
         Changes in:
            Prepaid expenses
            Deferred revenue
            Accounts payable and accrued expenses

               Net cash used in operating activities

	$ (4,577,000) 182,000 (286,000) 619,000 1,812,000 735,000 729,000 (10,000) (241,000) (1,037,000)	$ (3,871,000) 182,000 1,011,000 15,000 398,000 147,000 1,514,000 (604,000)	$ (19,143,000) 415,000 (286,000) 619,000 4,400,000 819,000 5,640,000 150,000 150,000 2,015,000 (5,221,000)

Cash flows from investing activities: Purchase of equipment Cost of acquisition Net cash used in investing activities	(3,000) (3,000)	(3,000) (3,000)	(68,000) (16,000) (84,000)

Cash flows from financing activities:
   Net proceeds from sales of common stock and preferred
         stock and upon exercise of options and warrants
   Proceeds from loan
   Repayments of loan
   Proceeds from (repayment of) stockholders' loans
   Distributions

               Net cash provided by financing activities

	1,408,000 (7,000) (81,000) 1,320,000	433,000 (6,000) 159,000 586,000	5,883,000 29,000 (27,000) 78,000 (365,000) 5,598,000

Net increase (decrease) in cash Cash at beginning of period	280,000 13,000	(21,000) 34,000	293,000

Cash at end of period	$ 293,000	$ 13,000	$ 293,000

Supplemental disclosure of noncash investing and
   financing activities:
      Issuance of common stock, warrant and options in
         settlement of liabilities, except notes payable
      Notes payable exchanged for common stock
      Loss on exchange of minority interest
      Cash paid for interest

	$ 1,977,000 50,000 232,000 $ 1,000	665,000 $ 1,000
See notes to financial statements	F-6

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 2

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

For the period from inception through December 31, 2002, the Company has accumulated a deficit of $19,143,000, and at December 31, 2002 has a working capital deficiency of $99,000 and has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The Company is in the development stage and its efforts have been principally devoted to research and development, raising capital and marketing of principal products. Substantial additional financing will be required by the Company to fund its activities. In the circumstances the Company has established a budget to provide for its continued operations through December 31, 2003. Management believes that if it is unsuccessful in raising additional capital it would be able to sustain a reduced level of operations.

On November 29, 2000, the Company acquired Ice Surface Development, Inc. ("Ice") (incorporated on May 2, 2000) for 1,068,354 shares of common stock valued at approximately $3,405,000. The acquisition was accounted for under the purchase method. On March 31, 2002, the Company granted 28% of Ice to three former officers of the Company in exchange for forfeiting of previously granted fully vested options (see Note I[1]). The exchange was valued at $618,000 based upon the estimated fair value of the options forfeited. The difference between the Company's deemed proceeds of $618,000 and the carrying portion of the Company's investment deemed sold of $850,000 is reflected in stockholders' equity as a loss.

Note B - Summary of Significant Accounting Policies

  [1]    Consolidation:

          The financial statements include the accounts of the Company and its majority-owned subsidiary, Ice (72%           owned). All material intercompany transactions and account balances have been eliminated in           consolidation.

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
                                                                                                                                F 7

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31,

Note B - Summary of Significant Accounting Policies (continued)
[4]

License:

The license is being amortized over its remaining life of approximately 19 years which correlates to an underlying patent. Charges for amortization in each of the years ended December 31, 2002 and 2001 was $169,000. Such amortization expense is included in research and development expense.

Total future amortization of the license are as follows:

	Year Ending December 31,	Amount

	2003	$ 169,000
	2004	$ 169,000
	2005	$ 169,000
	2006	$ 169,000
	2007 and thereafter	$ 2,231,000
$ 2,907,000
[5]

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The company periodically evaluates the economic life of long lived assets and intangible assets. Any such charge is done on a prospective basis.

[6]

Loss per common share:

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2002 and 2001 the Company excluded 3,412,429 and 2,457,965 potential common shares, respectively, relating to outstanding options and warrants from its diluted net loss per common share calculation because they are anti-dilutive.

[7]

Fair value of financial instruments:

The carrying amount of cash, accounts payable and accrued expenses approximates their fair value due to the short maturity of those instruments. The fair value of consulting fees payable and loans payable to stockholders and officers are not readily determinable due to the related party nature of those items.

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31,

Note B - Summary of Significant Accounting Policies (continued)
[8]

Stock-based compensation:

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for its employee stock based compensation plans using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock options granted for goods or nonemployee services are measured using the fair value of these options and such costs are included in operating results as an expense.

The Company applies APB No. 25 and related interpretations in accounting for its employee stock options. Had compensation cost for the Company's stock options been determined based upon the fair value of awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would be as follows:

		Year Ended December
		2002	2001
	Net loss attributable to common stockholders	$(4,589,000)	$(3,871,000)
	Add stock based compensation expense under APB No. 25 included in net loss
	Less stock based compensation expense under SFAS No. 123	$(59,000)	$(1,972,000)
	Proforma net loss attributable to common stockholders	$(4,648,000)	$(5,843,000)
	Basic and diluted net loss per share	$(0.19)	$(0.17)
	Proforma basic and diluted net loss per share	$(0.19)	$(0.26)

[9]

Revenue recognition:

Revenue in connection with the granting of a license to Variable Gear LLC (Note I[2]) is to be recognized when all conditions for earning such fee is complete. Generally revenue is only recorded when no future performance is required related to the item.

[10]

Impairment of long-lived assets:

The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets. Management is also required to evaluate the useful lives each reporting period. When events or circumstances indicate, our long-lived assets, including intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment

			F-7

TORVEC, INC. AND SUBSIDIARY
(a development stage company)
Notes to Financial Statements
December 31,

Note B - Summary of Significant Accounting Policies (continued)

[11]

Recent accounting standards:

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The rescinded SFAS No. 4 had required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management believes adoption of SFAS No. 145 will have no material effect on our financial statements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes SFAS No. 146 will have no material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We have applied the additional disclosure requirements of SFAS No. 148 as they relate to options granted to employees (see Note B[8] above and Note H[5])

[12]	Reclassification: Certain amounts in 2001 have been reclassified to conform to current year presentation.

Note C - License From the Trustees of Dartmouth College

On November 28, 2000, Ice entered into a 20-year exclusive license with the Trustees of Dartmouth College ("Dartmouth") for land-based applications to a novel ice adhesion modification system developed by Dr. Victor Petrenko at Dartmouth's Thayer School of Engineering for $20,000. The license agreement provides for the payment of $140,000 for sponsored research and a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income.

Expense for the above agreements totaled $23,000 and $170,000 for the years ended December 31, 2002 and 2001, respectively. In addition, during 2002 the Company reimbursed Dartmouth $89,000 for patent costs.

                                                                                                                                F 9

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31,

Note D - Related Party Transactions
[1]

On December 1, 1997, the Company entered into three-year consulting agreements with three members of the Gleasman family (major stockholders and directors) whereby each will provide technical services to the Company in exchange for compensation of $12,500 each per month. In addition, the Company granted them options to purchase a total of 75,000 shares of common stock at an exercise price of $5.00 per share (Note H[5]). For the years ended December 31, 2002, 2001, 2000, 1999, 1998 and 1997, the Company incurred expenses amounting to approximately $450,000, $450,000 $522,000, $528,000, $528,000 and $45,000, respectively, in connection with these agreements. Effective December 1, 2000, the agreement was extended for three years and amended to provide for the payment of prior and future compensation at the discretion of the Board of Directors in either cash or shares of common stock or combination of both. Prior to these agreements, one member of the Gleasman family provided consulting services to the Company. Amounts charged to operations for the year ended December 31, 1997 and for the period ended December 31, 1996 were approximately $55,000 and $18,000, respectively. During 2001, the Company issued 126,667 shares of common stock in settlement of $665,000 of expenses accrued for consulting service. On September 30, 2002 fees due under the consulting agreement of approximately $653,000 were settled for 727,047 common stock options exercisable immediately at $5.00 per share (see Note H[5]). The options are exercisable for five years.

[2]

During the years ended December 31, 2002 and 2001, the Company engaged the services of a partnership for which two of the officers of ICE are partners. Included in operations is $0 and $667,000 for services performed by the partnership for the year ended December 31, 2002 and 2001, respectively. At December 31, 2002, such partnership and officers of ICE are owed $122,000 for expenses incurred on the Company's behalf, which is included in accounts payable.

[3]

During each of the five years ended December 31, 2002 a stockholder provided space and services to the Company at no charge. The estimated fair value of such space and services amounted to $15,000 in each year and was treated as a capital contribution and expensed.

[4]	During the year ended December 31, 2000 the Company issued to a director 2,282 shares of common stock, under the business consultants stock plan (Note H[6]) for services rendered as patent counsel.

[5]	During 2002, the Company paid approximately $6,000 to a member of the Gleasman family for investor services rendered.

Note E - Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

At December 31, 2002, the Company has available $5,791,000 (including $701,000 relating to Ice Surface Development, Inc.) of net operating loss carryforwards to offset future taxable income tax expiring through 2022. The Company's majority owned subsidiary, Ice Surface Development, files separate tax returns.

At December 31, 2002, the Company has a deferred tax asset of approximately $2,275,000 representing the benefits of its net operating loss carryforward and a deferred tax asset of $4,664,000 from temporary differences, principally stock options not currently deductible and certain operating expenses which have been capitalized as start-up costs for federal income tax purposes. The total of these deferred tax assets has been fully reserved by a valuation allowance since realization of their benefit is uncertain.
F-10

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31,

NOTE E - INCOME TAXES (CONTINUED)

A reconciliation between the actual income tax benefit and income taxes computed by applying the federal income tax rate of 34% to the net loss is as follows:

Year Ended December 31, _______________________ 2002 2001
Computed federal income tax benefit at 34% rate State tax benefit, net of federal tax benefit Nondeductible expenses Valuation allowance	$(1,556,000) (242,000) 66,000 1,732,000 $ 0	$ (1,316,000) (204,000) 66,000 1,454,000 $ 0

Note F - Accounts Payable and Accrued Expenses

At December 31, 2002, accounts payable and accrued expenses consist of the following:

Professional fees Trade payables(including $122,000 due to a related party Note D[2])	$ 83,000 233,000 $ 316,000

Note G - Loan Payable - Stockholders, Officer and Other

During 1998, the Company purchased a vehicle as a prototype. The vehicle is collateral for a loan. The loan is payable in monthly installments of principal and interest (at 10.13% per annum) of approximately $610 through March 2003. At December 31, 2002, the prototype vehicle was fully depreciated.

During 2001, a stockholder loaned the Company $50,000 bearing interest at 7.5% with no specified repayment terms. Included in accounts payable is approximately $2,000 of accrued interest. During April 2002 the principal of this loan was satisfied with the issuance of 35,461 shares of common stock at the then fair market value at the date of exchange. In addition, during 2002 this stockholder purchased at market, 508,897 (109,890 of such shares were issuable at December 31, 2002) shares of common stock for approximately $668,000. On February 3, 2003, the stockholder purchased at market, 111,112 shares of common stock for $100,000.

During 2001, certain officers and stockholders loaned the Company $109,000. The loans are noninterest bearing with no specified repayment terms. During 2002, $81,000 of such loans were repaid.
F-11

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 2002

Note H - Stockholders' Equity
[1]

Private placement:

The Company received net proceeds from private placements of its common stock of $550,000, $1,230,000 (of which $507,000 was received from the Gleasman family), $758,000, $1,068,000 and $331,000 from private placements for the years ended December 31, 2000, 1999, 1998 and 1997 and for the period ended December 31, 1996, respectively.

[2]	Preferred Stock:

In January 2002, the Company has authorized the sale of up to 2,000,000 shares of its Series A Non-Voting Cumulative Convertible Preferred Stock ("Series A"). During 2002, the Company has sold 38,500 shares at $4.00 per share of its Series A in a private placement offering for approximately $142,000 in net proceeds. Each share of Series A is convertible into one share of voting common stock and entitles the holder to dividends, at $.40 per share per annum. The holder has the right to convert after one year subject to Board approval. At December 31, 2002, dividends in arrears amounted to approximately $12,000.

In connection with this offering the Company granted the placement agent 7,500 Series A warrants, exercisable for five years at an exercise price of $1.52 per share. Such warrant was treated as a cost of the offering. Also, the placement agent was granted 10,000 warrants for providing certain financial analysis for the Company. The warrant is immediately exercisable at $.30 per share for five years. The warrant contains a cashless exercise feature. The Company valued the warrant at $8,000 using the Black-Scholes option-pricing model and charged operations.

[3]

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

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 2002

Note H - Stockholders' Equity (CoNTINUED)

On February 10, 1999, the Company entered into a one-year agreement with two consultants to provide financial and public relation services. In connection therewith, 375,000 of previously granted warrants were cancelled and the Company granted 375,000 options at an exercise price of $5.00 exercisable immediately through February 10, 2004. The Company valued these options at $2,780,000 using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31, 1999: risk free interest rate of 5%, dividend yield 0%, volatility 40% and expected life for options granted of 5 years. These options were charged to operations over the term of the consulting agreement. In February 1999, 21,000 of such options were exercised.

[4]	Common stock subject to resale guarantee:

During 2002, the Company issued 190,965 shares to former officers and the minority stockholders of Ice in exchange for approximately $269,000 owed to them. If, on the sale of the shares, the amount realized is less than $269,000 additional shares shall be issued and if the amount is greater than $269,000 such excess shall be returned to the Company. During 2002, such shares realized proceeds of approximately $269,000.

[5]

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

In connection with certain consulting agreements (see Note D[1]), the Company granted an aggregate of 75,000 nonqualified options to purchase common stock under the Plan at an exercise price of $5.00 per share. The options vest 20% per annum and are exercisable through November 30, 2007. The Company valued these options using the Black-Scholes option-pricing model. The fair value of these options were expensed over the term of the consulting agreements.

F-12

TORVEC, INC. AND SUBSIDIARY
(a development stage company)
Notes to Financial Statements
December 31, 2002

Note h - Stockholders' Equity (continued)
[5]

Stock option plan: (continued)

In August 2001, the Company granted 100,000 options to an officer in his capacity as consultant CFO at $5.00 per share exercisable immediately. In connection therewith, the Company recorded a stock compensation charge of $398,000. The term of the option granted shall be for a period of 10 years.

A summary of options granted under the Plan are as follows:

Year Ended December 31, 2002 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercie Price
Outstanding at beginning of year Granted (Note D[1] Exchanged (Note I[1] Outstanding at end of year Options exercisable at year end Weighted average fair value of options granted during the year	1,005,000 727,047 (450,000) 1,282,047 1,282,047 $.90	$ 5.00 5.00 5.00 5.00 5.00	455,000 550,000 1,005,000 915,250 $4.10	$ 5.00 5.00 5.00 5.00

At December 31, 2002, 267,953 options are available for future grants under the Plan.

The following table represents information relating to stock options outstanding at December 31, 2002 (all of which have an exercise price of $5.00):

Options Outstanding			Options Exercisable
Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price

1,282,047	$5.00	5.5	1,282,047	$5.00

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

Year Ended December 31, 2002 2001
Risk-free interest rates Expected options life in years Expected stock price volatility Expected dividend yield	2.79% 5 1.46% 0%	4.84 - 5.75% 10 1.49% 0%
F-13

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 2002

Note H - Stockholders' Equity (continued)
[6]

Business consultant stock plan:

In June 1999, the Company adopted the Business Consultant Stock Plan, as amended (the "Stock Plan"). The plan provides for up to 2,000,000 shares of common stock to be issued from time to time to consultants in exchange for services. For the years ended December 31, 2002, 2001, 2000 and 1999, 1,057,455 (including 190,965 issued in settlement of amounts owed (see Note H[4])), 361,000, 196,259 and 45,351 shares were issued, respectively, to consultants and third parties in exchange for services and amounts owed to them. During the years ended, December 31, 2002, 2001, 2000 and 1999 the Company charged $1,036,000 (excluding $269,000 (see Note H[4])), $1,011,000, $840,000 and $327,000, respectively, to operations in connection with the share issuances. At December 31, 2002, 339,835 shares are available for future grants under the Plan.

[7]

Noncash transactions:

During 1998, the Company granted 1,000 shares of common stock, valued at $3.00 per share, for services provided. During 1997, the Company granted 12,000 and 2,000 shares of common stock for services provided. The Company valued the shares at their fair value of $1.50 and $3.00 per share, respectively.

During 2002, 134,964 restricted shares were issued for services aggregating approximately $198,000.

[8]

Equity funding commitment:

On September 5, 2000, the Company entered into an agreement with Swartz Private Equity, LLC ("Swartz") pursuant to which Swartz granted to the Company a $50,000,000 equity funding commitment which continues for a period of thirty-six months. The agreement provides that from time to time, at the Company's request, Swartz will purchase from the Company that number of the Company's common shares equal to 15% of the number of shares traded on the market in the 20 business days after the start of the requested purchase. The purchase price will be the lesser of, 91% of the average market price during that 20-day period or such market price minus $0.20. Swartz will not be required to purchase at any one time shares having a value in excess of $2,000,000. If the Company is in need of funds, the Company may make additional requests at intervals of approximately 30 days.

As a commitment fee, the Company granted to Swartz commitment warrants to purchase 960,101 shares of the Company's common stock which warrants can be exercised at $.75 per share through August 15, 2005. The total number of commitment warrants is subject to antidilution provisions. The warrant exercise price is reset to the lowest closing price of the Company's common stock during the five trading days ending on each six-month anniversary of warrant issue date. During 2002, 76,456 commitment warrants were exercised for proceeds of approximately $80,000.

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 2002

Note H - Stockholders' Equity (continued)

In addition to the commitment warrants referred to above, Swartz will be issued a warrant to purchase one share of common stock of the Company for every ten shares that it purchases pursuant to the agreement. These purchase warrants will initially be exercisable at 110% of the market price of the shares simultaneously purchased by Swartz, subject to the same reset provisions as govern the commitment warrants. During 2002, 47,992 of such warrants were exercised for proceeds of approximately $47,000. In connection therewith the Company has reserved 4,296,907 shares of common stock under the agreement and at December 31, 2002, Swartz had the following warrants outstanding in addition to commitment warrants:

Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
3,674	$.86	3.0
1,995	1.06	3.2
4,206	1.07	3.8
9,875

Swartz has been granted a right of first refusal to handle future financings for the Company. However, that right continues only during the period of the commitment and the commitment can be terminated at any time upon paying a termination fee to Swartz. The termination fee is a maximum of $200,000 and may be less dependent upon the amount of financing which has been provided by Swartz prior to the termination. Under the terms of the agreement, in the event the Company fails to put to Swartz $1,000,000 of common stock during each six month period of the equity line term, the Company shall pay a non-usage fee equal to $100,000, less 10% of the dollar amount put to Swartz during the six-month period. Swartz has provided the Company a waiver for such provision.

The Company has agreed to reserve 5,000,000 common shares for sale pursuant to this agreement. During the years ended December 31, 2002, 2001 and 2000, 440,000, 101,910 and 36,735 shares of common stock were put, respectively, under the agreement. The Company received proceeds in the amount of approximately $396,000, $324,000 and $109,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

TORVEC, INC. AND SUBSIDIARY -43-
(a development stage company)

Notes to Financial Statements
December 31, 2002
Note H - Stockholders' Equity (continued)

[9]	Warrants:
At December 31, 2002, outstanding warrants to acquire shares of the Company's common stock are as follows:
	Exercise Price	Expiration	Number of shares Reserved

		September 18, 2007	7,500 (Note H[2])
	$1.52	November 11, 2007	10,000 (Note H[2])
	$ .30	(a)	125,000 (Note H[3])
	(a)	None	448,865 (Note I[1])
	$. 01	April 15, 2007	250,000 (b)(c)
	$ .50	August 15, 2005	883,645 (Note H[8])
	$ .75 (d)	Various	9,875 (Note H[8])
	Various		1,734,885

(a)	Exercisable at IPO price and exercisable five years from IPO.
(b)	Excluding 500,000 contingent warrants exercise price of $.75 (see (c) below)
(c)

On April 15, 2002, the Company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to a new chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named the chief executive officer. Included in general and administrative expenses for the year ended December 31, 2002, is a charge to operations amounting to $690,000 for the difference between the market price on the date of the events noted above and the exercise price. The remaining 500,000 warrants are exercisable upon the execution of the Company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its Company's technology at $.75 per share. The Company will record a charge representing the fair value of the warrants when the warrants become exercisable.

During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds $75,000.

(d)	Subject to antidilution provision
Note I - Commitments and Other Matters

[1]

Employment agreements:

The Company has entered into three employment agreements with stockholders for a period of three years, commencing on the first day of the month in which the Company receives the proceeds from an IPO. Two agreements each provide for salaries of $150,000 per year. The third agreement provides for a salary of $240,000 in the first year, $252,000 in the second year and $264,000 in the third year and provides for a minimum bonus of $15,000 per quarter for the duration of the agreement. Effective August 1, 2001, such employment agreements were terminated. However, options previously granted pursuant to those agreements remain in effect. No compensation charge has been reflected related to their change in status since the individuals were also members of the board of directors. As of December 31, 2002, the options were fully vested.

Effective January 1, 2002, one of the directors resigned. Consequently, the Company recorded a charge of $32,000 relating to the estimated fair value of the remaining vesting of such directors options during 2002.

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 2002

Note I - COMMITMENTS AND OTHER MATTERs (continued)

On August 1, 2001, the Company entered into three-year employment agreements with its Chief Executive Officer and Chief Operating Officer. The employment agreements provide for annual base salary of $240,000 pro rated for calendar year 2001 and increasing thereafter by $20,000 per annum. In addition, the agreements provide for an annual bonus of $60,000 for calendar year 2001 and increasing thereafter by $60,000 per annum. On September 1, 2001 the Company entered into a three-year employment agreement with its Vice President - Manufacturing. The employment agreement provides for annual base salary of $144,000 pro rated for calendar year 2001 and increasing by $16,000 for calendar year 2002, and increasing thereafter by $30,000 per annum. In addition, the agreement provides for annual bonuses of $25,000, $40,000 and $50,000 for calendar years 2001, 2002 and 2003, respectively. At March 31, 2002 amounts owing under these employment agreements aggregating approximately $633,000 were settled through the issuance of 448,865 warrants to purchase common stock at an exercise price of $.01. On March 20, 2003, 130,000 of these options were exercised.

Effective March 31, 2002 the agreements were terminated and the officers resigned from the Company. Simultaneously, Ice executed employment agreements with the individuals in the name of Ice with the same terms as previously executed and the individuals became officers of Ice. In 2002, these individuals contributed $720,000 of accrued compensation to Ice's capital and agreed to forgo payment of all future monies under their employment agreement until certain board-approved performance criteria have been realized.

The Company may pay all compensation under these terminated agreements either in cash or common stock as determined by the Board of Directors. In connection with these agreements, the Company granted 450,000 options at $5.00 per share. The term of the options granted shall be for a period of 10 years and vest immediately. These options were exchanged for a 28% interest in Ice in March 2002. (see note A)

[2]

Variable Gear LLC

In June 2000, the Company sold 100,000 shares of common stock to a stockholder for $5.00 per share and granted an exclusive world-wide license of all its technology to Variable Gear, LLC ("Variable Gear") (an entity owned 51% by the stockholder) for the aeronautical and marine markets. Variable Gear is to pay the Company a royalty of 4% of the gross selling price of products incorporating the technology and 49% of compensation received with respect to sublicense income through January 1, 2008. The Company owns the remaining 49% of Variable Gear. The Company does not share in any profit or losses in this entity. On January 1, 2008, the Company is required to purchase the membership interest of the stockholder at the then fair market value as defined. At December 31, 2001 such fair value cannot yet be reasonably determined

The market price of the Company's stock at the date of the transaction was $3.50. Accordingly, $1.50 per share has been allocated to the license agreement. The license revenue of $150,000 is classified as deferred revenue in accordance with Staff Accounting Bulletin 101.

[3]

Litigation

The Company, together with the Gleasmans, commenced an action in November 2000 in the United States District Court for the Northern District of Oklahoma against McElroy Manufacturing, Inc. ("McElroy"). The complaint sets forth five causes of action against McElroy. McElroy brought a motion to dismiss the complaint arguing that the action constituted an impermissible collateral attack on a previous arbitration and that the issues presented had already been determined in arbitration. The motion to dismiss was granted on one of the causes, but denied on the remaining causes. On September 26, 2002, the Company and the Gleasmans dismissed their claims with prejudice.

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Financial Statements
December 31, 2002

Note I - Commitments and other matters (continued)
[4]	Lease:
	In November 2002, the Company entered into a vehicle lease, which provides for lease payments as follows:
	2003	$ 6,700
	2004	6,700
	2005	5,600
		$19,000

			F-15

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)     Identification of Directors, Executive Officers And Consultants

               The following table sets forth certain information about the current directors, executive officers of the company and its consultants.

	Nominee	Principal Occupation	Age	Date of Election or Designation	Date of Termination or Resignation

(1)	Eric Steenburgh 20 Moraine Point Victor, New York 14564	Chairman of the Board Chief Executive Director	62	04/16/02	*

(2)	Keith E. Gleasman 11 Pond View Drive Pittsford, NY 14534	President, Torvec, Inc.; Director	55	09/26/96	*

(3)	Morton A. Polster c/o Eugene Stephens & Associates 56 Windsor Street Rochester, NY 14605	Secretary, Torvec, Inc.; Director	75	09/27/96	*

(4)	Herbert H. Dobbs 448 West Maryknoll Road Rochester Hills, MI 48309	Director	71	02/20/98	*

(5)	James A. Gleasman 11 Pond View Drive Pittsford, NY 14534	Director; Consultant to Torvec, Inc.	62	02/20/98	*

(6)	Gary A. Siconolfi 325 VanVoorhis Avenue Rochester, New York 14617	Director	51	10/31/02	*

(7)	Joseph Alberti 1140 Hillsboro Cove Circle Webster, New York 14580	Director	53	10/31/02	*

(8)	Daniel R. Bickel 39 Whippletree Road Fairport, New York 14450	Director	54	10/31/02	*

(9)	Samuel M. Bronsky 6653 Main Street Williamsville, NY 14221	Chief Financial and Accounting Officer	41	04/01/98	*

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

(b)     Business Experience

(1)

Eric Steenburgh became chairman and chief executive officer on April 16, 2002. Prior to joining the company, Mr. Steenburgh was Executive Vice President, Global Operations and Assistant Chief Operating Officer of Eastman Kodak Company for the past four years. Prior to his tenure at Kodak, he was President of the Industrial Products Group of ITT Industries' Fluid Technology Corporation where he was responsible for Goulds Pumps, Allis Chalmers, Vogel Pumps and Richter. Prior to that, Mr. Steenburgh was President of Ricoh Corporation, a Japanese business equipment corporation doing business in North and South America. He also spent 27 years with Xerox Corporation in manufacturing, engineering and marketing after graduating from General Motors Institute (BIE) and Renssalaer Polytechnic Institute (MSM). Mr. Steenburgh is past Chairman of the Rochester Chamber of Commerce, a past member of the Executive Committee of the National Association of Manufacturers and on the Board of Trustees of Clarkson University.

(2)

Co-Inventor with Vernon E. Gleasman on all Torvec patents, Mr. Gleasman's strengths include his extensive marketing and sales executive experience, in addition to his design and development knowledge. His particular expertise has been in the area of defining and demonstrating the products to persons within all levels of the automotive industry, race crew members, educators and students.

o

As former Vice President of Sales for the unrelated Gleason Corporation (Power Systems Division), designed and conducted seminars on vehicle driveline systems for engineers at the U.S. army tank automotive command.

o	Designed a complete nationwide after-market program for the Torsen Differential, which included trade show participation for the largest after-market shows in the U.S., SCORE and SEMA.
o	Extensive after-market experience including pricing, distribution, sales catalogs, promotions, trade show booths designs and vehicle sponsorships.
o	Responsible for over 300 articles in trade magazines highlighting the Torsen Differential (e.g., Popular Science, Auto Week, Motor Trend, Off-Road, and Four Wheeler).
o	Designed FTV vehicle prototype, (from concept to assembly).
o	Assisted in developing engineering and manufacturing procedures for the Torsen Differential and for all of the Torvec prototypes.
o	Instructed race teams on use of the Torsen Differential (Indy cars, Formula 1, SCCA Trans-Am, IMSA, GTO, GTU, GT-1, NASCAR, truck pullers and off-road racers).
o	Has been trained for up-to-date manufacturing techniques such as NWH, statistical process control and MRP II.

Mr. Gleasman has extensive technical and practical experience, covering all aspect of the company's products such as, promotion, engineering and manufacturing.

(3)

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

(4)

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

(5)	James A. Gleasman has been a director and consultant of the company since its inception. His business background includes the following:

	o	Life-long entrepreneur.
	o	Skilled in management, finance, strategic planning, organizing and marketing.
	o	Co-inventor of the Gleasman steer drive mechanism.
	o	Established manufacturing of the Torsen® Differential in Argentina, Brazil, etc.
	o	Former principal with two companies formerly owned by the Gleasman family.
	o	Set business strategies for small companies' dealings with large companies.
	o	Joint venture partner with Clayton Brokerage Co. of St. Louis, MO.
	o	Owned financial-consulting business.
	o	Negotiated with numerous Asian Corporations (including Mitsubishi and Mitsui).
	o	Educated in Asian philosophy, business practices and culture.

(6)

Mr. Siconolfi was the owner and general manager of Panorama Dodge, Inc., Penfield New York from 1994-1995 and of Panorama Collision, Inc., East Rochester, New York from 1989-1995. He started and managed a highly successful auto/truck dealership and collision business, building the business to annual sales of $20 million, with 5 departments and 65 employees.

Prior to opening the dealership and collision business, Mr. Siconolfi acquired an excellent foundation in the automotive business, working in sales, sales management and general management at Vanderstyne Ford, Schrieber Buick, Judge Motor Corporation and Meisenzahl Auto Parts, all in the Rochester area. He has completed 100+ programs sponsored by Chrysler Corporation, Ford Motor Company and General Motors in fields such as management, sales management, sales, customer relations, human resources and service training. He earned numerous awards given by these companies.

A very active participant in his community, Mr. Siconolfi is currently involved in commercial real estate.

(7)

Mr. Alberti was project manager for Johnson & Johnson's Clinical Diagnostics NAD facility from 1995-1998 where he transformed an existing 45,000 square feet warehouse facility to become a Food and Drug Administration regulated "clean room" manufacturing facility. He founded Alberti Associates in 1995 to provide project and facilities management services for industrial, pharmaceutical and commercial properties. From 1996-1998, Alberti Associates was retained by Boston University to provide project management services for abatement of environmental code violations..

(8)

Daniel R. Bickel is a partner in the accounting firm of Bickel & Dewar, C.P.A.'s, an accounting firm providing a variety of accounting services to small to medium sized business. The services provided include audits, reviews, compilations, business and personal consulting, business acquisition and sale assistance and income tax preparation. Mr. Bickel is a graduate of the Rochester Institute of Technology. He has been licensed in New York State as a certified public accountant for almost 30 years and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He has served as an officer and director of numerous non-profit and civic organizations.

(9)

Mr. Bronsky is the owner of a Certified Public Accounting firm specializing in small to medium-sized businesses. Services include audits, reviews, compilations, and consulting services, including among other items, business valuations, computer applications, assisting in debt acquisition and consolidation, purchasing and selling of businesses and related tax ramifications, and general business assistance for clients. In addition, Mr. Bronsky has worked with various government agencies in a variety of audit contexts, including sales tax audits, IRS examinations. Mr. Bronsky is licensed in New York and is a member of the New York State Society of CPAs and the American Institute of CPAs. Mr. Bronsky is past treasurer and director of the Amherst Chamber of Commerce.

(c)     Management Restructuring

               On April 16, 2002, Eric Steenburgh was elected chairman and chief executive officer.

               Mr. Steenburgh agreed that he will not be compensated for his services to the company. In response to Mr. Steenburgh's desire to invest in the company, the company issued 250,000 warrants, at $.30 per warrant, that permits but does not require Mr. Steenburgh to acquire 250,000 shares of the company's $.01 par value common stock upon his election as a member of the Board of Directors, an additional 250,000 warrants, at $.50 per warrant, that permits but does not require him to acquire an additional 250,000 shares upon his election as Chairman of the Board and Chief Executive Officer and an additional 500,000 warrants, at $.75 per warrant, that permits but does not require him to acquire an additional 500,000 shares upon the execution by the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of the company's technologies (whether or not as a result of any merger, consolidation, sale or reorganization of the company), including but not limited to a binding agreement to establish one or more joint venture relationships by the company and one or more third parties. The shares issuable upon exercise of the warrants have piggyback registration rights. Mr. Steenburgh has exercised the first tranche of his warrant position, purchasing 250,000 common shares for $75,000.

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

               As part of its management restructuring, the company's Board of Directors also has sharpened its focus on the development and commercialization of the company's ice technology. To provide this essential focus, the company's former executive team, Mike Martindale, Jacob H. Brooks and David K. Marshall, relinquished their Board and executive positions with the company effective March 31, 2002 and assumed similar positions with Ice Surface Development, Inc., the company's subsidiary, which owns the rights to the ice technology. The restructuring has enabled Messrs. Martindale, Brooks and Marshall to concentrate their considerable talents and efforts to improve the value and marketability of the ice technology while enabling Mr. Steenburgh to devote his full time and efforts to the commercialization of the company's other automotive technologies.

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

(d)     Family Relationships

               Vernon E. Gleasman is the father of James A. and Keith E. Gleasman who are brothers. There are no other family relationships between any directors or executive officers of the Company, either by blood or by marriage.

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

Item 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

               The following table sets forth the aggregate compensation paid or accrued to the company's chief executive officer and its other named executive officers and consultants by the company for services rendered during the fiscal year ending December 31, 2002:

Long Term Compensation Awards

Name and Position	Annual Compensation		Options Granted	Stock Awards
	Salary	Consultants Fee

Eric Steenburgh
Chief Executive Officer(1)

Keith E. Gleasman
President and Consultant

James A. Gleasman
Consultant

Vernon E. Gleasman
Consultant

Michael Martindale
Chief Executive Officer*

Jacob H. Brooks
Chief Operating Officer*

David R. Marshall
Vice President, Manufacturing*

Morton A. Polster
Secretary and Consultant

Samuel M. Bronsky
Chief Financial Officer

	$0 $0 $0 $0 $0 $0 $0 $0 $0	$0 (2) (3) (4) (5) (6) (7) $0 $0	0 181,149(2) 270,164(3) 275,734(4) (5) (6) (7) $0 $0	0 0 0 0 0 0 0 0 0

(1)	Mr. Steenburgh became chief executive officer on April 16, 2002.

*	Messrs. Martindale, Brooks and Marshall resigned their positions in connection with a management restructuring effective March 31, 2002.

(2)

On December 1, 1997, the company entered into a 3 year consulting agreement with Keith E. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the company in the capacity of consultant to the company. Under such agreement, Mr. Gleasman is entitled to receive an annual consulting fee of $150,000 and was granted an option to purchase 5,000 shares of the company's common stock pursuant to the company's 1998 Stock Option Plan. The consulting agreement was extended as of December 1, 2000 for an additional 3 years and was modified to authorize the Board of Directors, in its sole discretion, to pay accrued and future consulting fees in cash or the capital stock of the company, or a combination of both, at such times as the Board deems appropriate. Pursuant to the consulting agreement, the company granted 181,149 options at $5.00 per share in payment of Keith Gleasman's fee through September 30, 2002 and accrued $37,500 for the fourth quarter of 2002.

(3)

On December 1, 1997, the company entered into a 3 year consulting agreement with James A. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the company in the capacity of consultant to the company. Under such agreement, Mr. James A. Gleasman is entitled to receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the company's Common Stock pursuant to the Company's 1998 Stock Option Plan. The consulting agreement was extended as of December 1, 2000 for an additional 3 years and was modified to authorize the Board of Directors, in its sole discretion, to pay accrued and future Gleasman consulting fees in cash or the capital stock of the Company, or a combination of both, at such times as the Board deems appropriate. Pursuant to the consulting agreement, company granted 270,164 options at $5.00 per share in payment of James Gleasman's fee through September 30, 2002 and accrual $37,500 for the fourth quarter of 2002.

(4)

On December 1, 1997, the company entered into a 3 year consulting agreement with Vernon E. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the company in the capacity of Consultant to the company. Under such agreement, Mr. Vernon Gleasman is entitled to receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the company's Common Stock pursuant to the company's 1998 Stock Option Plan. The consulting agreement was extended as of December 1, 2000 for an additional 3 years and was modified to authorize the Board of Directors, in its sole discretion, to pay accrued and future Gleasman consulting fees in cash or the capital stock of the company, or a combination of both, at such times as the Board deems appropriate. The company granted 275,734 options at $5.00 per share in payment of Vernon Gleasman's fee through September 30, 2002 and accrued $37,500 for the fourth quarter of 2002.

Each of the consulting agreements contain customary covenants prohibiting the consultant or employee from disclosure of confidential information regarding the company, its inventions and its products, and provisions confirming that all inventions conceived, made or developed by the consultant or employee and relating to the business of the company constitutes the sole property of the company. Each of the consulting and employment agreements contains covenants restricting the consultant or employee from engaging in any activities competitive with the business of the company during the terms of such agreements and for a period of two years after termination. Each of the consulting agreements also contain a provision that the benefits provided thereunder continue even if the consultant were to become unable to perform services for the company during its term.

(5)	The company issued Mr. Martindale a warrant for 178,277 common shares in payment of Mr. Martindale's accrued salary and bonus through March 31, 2002.

(6)	The company issued Mr. Brooks a warrant for 178,277 common shares in payment of Mr. Brooks accrued salary and bonus through March 31, 2002.

(7)	The company issued Mr. Marshall a warrant for 92,311 common shares in payment of Mr. Marshall's accrued salary and bonus through March 31, 2002.

Option/SAR Grants in Last Fiscal Year

               The following table sets forth certain information for the named executive officers as well as the company's consultants with respect to the grant of options to purchase common stock during the fiscal year ended December 31, 2002.

	Shares Underlying	% of Options
Name	Options Granted	Granted	Exercise Price	Expiration Date

Eric Steenburgh	0	0%	$0	--
Keith E. Gleasman	181,149	24.92%	$5.00	9/30/07
Morton A. Polster	0	0%	0	0
James A. Gleasman	270,164	37.16%	$5.00	9/30/07
Vernon E. Gleasman	275,734	37.92%	$5.00	9/30/07
Samuel M. Bronsky	0	0%	$0	--
Michael Martindale*	0	0%	$0	--
Jacob H. Brooks*	0	0%	$0	--
David Marshall*	0	0%	$0	--

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

               The following table sets forth certain information for the named executive officers as well as the company's consultants with respect to the exercise of options to purchase common stock during the fiscal year ended December 31, 2002 and the number and value of securities underlying unexercised options held by the named executive officers as well as the company's consultants as of such date.
Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 2002 Exercisable Unexercisable		Value of Unexercised In-the-Money Options at December 31, 2002(1) Exercisable Unexercisable

Eric Steenburgh	0	0	0	0	$ 0	$ 0
Keith E. Gleasman	0	0	206,149	0	$ 0	$ 0
James A. Gleasman	0	0	295,164	0	$ 0	$ 0
Vernon E. Gleasman	0	0	300,734	0	$ 0	$ 0
Morton A. Polster	0	0	100,000	0	$ 0	$ 0
Samuel M. Bronsky	0	0	100,000	0	$ 0	$ 0
Michael Martindale*	0	0	0	0	$ 0	$ 0
Jacob H. Brooks*	0	0	0	0	$ 0	$ 0
David Marshall*	0	0	0	0	$ 0	$ 0

(1)     The closing price of the company's common stock on December 31, 2002 was $.90 per share. Since the per share exercise price is $5.00 under the option agreements, none of the options were "in-the-money" as of that date.

*     Messrs. Martindale, Brooks and Marshall resigned effective March 31, 2002 in connection with the company's management restructuring.

Year 2002 Options

               727,047 options were granted in the fiscal year ended December 31, 2002 under the Company's 1998 Stock Option Plan.

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

               The company's Board of Directors granted stock options under the 1998 Stock Option Plan to Keith, James and Vernon Gleasman on September 30, 2002 entitling them to purchase an aggregate of 737,047 shares of common stock, all of which provide for an exercise price of $5.00 per share, are exercisable immediately in full and terminate in 2007. Previously, 1997, the Board granted an aggregate 75,000 stock options to Keith, James and Vernon Gleasman, exercisable at $5.00 per share, each of which expires in 2007.

               The Plan also previously granted Herbert H. Dobbs and Lee E. Sawyer and Morton A. Polster an aggregate 380,000 options, all of which provide for an exercise price of $5.00 per share, are exercisable on a cumulative basis at the rate of 20% per year beginning January 1, 1998, and expire on December 31, 2007. No options granted under the Plan were exercised during the fiscal year ended December 31, 2002.

                In August, 2001, the Company granted 100,000 options to an officer in his capacity as a consultant CFO at $5.00 per share exercisable immediately. In connection therewith, the Company recorded a stock compensation charge of $398,000. The term of the option grant shall be for a period of 10 years.

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

               On September 12, 2000, October 11, 2001 and December 13, 2001, the Board authorized an increase in the number of shares under the Plan by 200,000, 200,000, and 100,000 respectively. The company undertook to register the issuance of such shares under cover of Securities and Exchange Commission Form S-8, and such registration statements became effective on October 5, 2000, November 7, 2001 and December 21, 2001, respectively.

               On January 24, 2002, the shareholders approved the number of shares reserved under the Plan by 800,000 and on September 30, 2002 and December 20, 2002, the Board authorized an increase in the number of shares reserved under the Plan by 250,000 and 250,000 respectively. The company undertook to register the issuance of such shares under cover by Securities and Exchange Commission Form S-8, and such registration statements became effective on February 1, 2002, November 12, 2002 and January 22, 2003, respectively.

               For the fiscal year ending December 31, 2002, the Company issued 1,057,455 shares of common stock under the Business Consultants Stock Plan.
Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership - Common Stock

The following table presents information concerning the beneficial ownership of the shares of our common stock as of December 31, 2002 by:
o	each person who is known by us to beneficially own more than 5% of our common stock;

o	each of our directors;

o	each of our named executive officers; and

o	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 25,519,817 shares of common stock outstanding as of December 31, 2002. Beneficial ownership is determined under rules promulgated by the Securities and Exchange Commission. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2002 are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of calculating the number of shares beneficially owned and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of calculating the percentage ownership of any other person. Except as indicated in the footnotes to this table, these persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Owned	Percent of Shares Owned
Vernon E. Gleasman 11 Pond View Drive Pittsford, NY 14534	2,998,875(1)	11.61%

(1)

Includes 344,066 shares attributable to ownership by Mrs. Margaret Gleasman. Includes 25,000 shares which may be purchased through the exercise of a ten year option granted on December 1, 1997, exercisable at $5.00 per share. Includes 275,734 shares which may be purchased through exercise of a 5 year option granted on September 30, 2002 at $5.00 per share.

Name and Address of Beneficial Owner	Position	Number of Shares Owned	Percent of Shares Owned

Eric Steenburgh 20 Moraine Point Victor, New York 14564	Chairman of Board of Directors; Chief Executive Officer	500,000(1)	1.94%

Keith E. Gleasman 11 Pond View Drive Pittsford, New York 14534	President, Torvec, Inc.; Director	9,847,777(2)	32.62%

Morton A. Polster c/o Eugene Stephens & Associates 56 Windsor Street Rochester, New York 14605	Secretary, Torvec, Inc.; Director	356,267(3)	1.39%

Herbert H. Dobbs 448 West Maryknoll Road Rochester Hills, MI 48309	Director	440,850(4)	1.72%

James A. Gleasman 11 Pond View Drive Pittsford, New York 14534	Director, Consultant, Torvec, Inc.	6,426,558(5)	22.48%

Joseph Alberti 1140 Hillsboro Cove Circle Webster, New York 14580	Director	125,167	Less than 1%

Gary A. Siconolfi 325 VanVoorhis Avenue Rochester, New York 14617	Director	88,652	Less than 1%

Daniel R. Bickel 39 Whippletree Road Fairport, New York 14450	Director	100	Less than 1%

Samuel M. Bronsky 6653 Main Street Williamsville, NY 14221	Chief Financial and Accounting Officer	116,024(6)	Less than 1%

All Executive Officers and Directors as a Group		17,901,395(7)	57.63%

(1)	Includes 250,000 common stock warrants that may be exercised at $.50 a share.

(2)

Includes 25,000 shares which may be purchased through the exercise of a ten year option granted on December 1, 1997, exercisable at $5.00 per share. Includes 181,149 shares which may be purchased through the exercise of a 5 year option granted on September 30, 2002. Includes 1,400,000 shares held by the Vernon E. Gleasman Grandchildren's Trust and 1,400,000 shares held by the Margaret F. Gleasman Grandchildren's Trust of which Mr. Gleasman is co-trustee. Includes 1,666,666 shares held by the James A. Gleasman Children's Trust of which Mr. Gleasman is co-trustee.

(3)	Includes 100,000 shares which may be purchased through the exercise of a ten year option granted on January 1, 1998, exercisable at $5.00 per share.

(4)	Includes 100,000 shares which may be purchased through the exercise of a ten year option granted on January 1, 1998, exercisable at $5.00 per share.

(5)

Includes 25,000 shares which may be purchased through the exercise of a ten year option granted on December 1, 1997, exercisable at $5.00 per share. Includes 270,164 shares which may be purchased through the exercise of a 5 year option granted on September 30, 2002. Includes 1,400,000 shares held by the Vernon E. Gleasman Grandchildren's Trust and 1,400,000 shares held by the Margaret F. Gleasman Grandchildren's Trust, of which Mr. Gleasman is co-trustee.

(6)	Includes 100,000 shares which may be purchased through exercise of a ten year option granted on August 28, 2001, exercisable at $5.00 per share.

(7)

Includes an aggregate 826,313 shares which may be purchased through the exercise of options all of which are exercisable at $5.00 per share, 250,000 common stock warrants that may be exercised at $.50 a share, 1,400,000 shares by the Vernon E. Gleasman Grandchildren's Trust, 1,400,000 held by the Margaret F. Gleasman Grandchildren's Trust and 1,666,666 held by the James A. Gleasman Children's Trust. The 2,800,000 shares owned by Vernon and Margaret Gleasman's Trusts are counted only once for this calculation.

Security Ownership - Class A Preferred Stock

 No director, officer, 5% owner or consultant owns any of our Class A Preferred Stock.

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

              On September 30, 2002, the company granted 5 year options exercisable at $5.00 per share for 275,734, 181,149 and 270,164 shares to Vernon E., Keith E. and James A. Gleasman in payment of accrual consulting fees to that date.

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

Not applicable

(15)	Letter re unaudited interim financial information

Not applicable

(18)	Letter re change in accounting principles

Not applicable

(19)	Report furnished to security holders

Not applicable

(22)	Published report regarding matters submitted to vote of security holders

Not applicable

(23)	Consents of experts and counsel

Richard A. Eisner, LLP consent

(24)	Power of attorney

Not applicable

(99)	Additional exhibits

(99.1)	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports Filed on Form 8-K

               None.

Item 14.     CONTROLS AND PROCEDURES

               Eric Steenburgh and Samuel M. Bronsky, the company's chief executive officer and chief financial officer, respectively, have informed the Board of Directors that, based upon their evaluations of the company's disclosure controls and procedures as of a date within 90 days of the filing of this Annual Report (Form 10-KSB), such disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure.

               There were no significant changes in the company's internal controls or in other factors that could significantly affect such controls since the date of their evaluation.

FORWARD-LOOKING STATEMENTS

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

TORVEC, INC.
Date: April 16, 2003	By: /S/ ERIC STEENBURGH Eric Steenburgh, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2003	By: /S/ ERIC STEENBURGH Eric Steenburgh, Chief Executive Officer

Dated: April 16, 2003	By: /S/ KEITH E. GLEASMAN
Keith E. Gleasman, President and Director

Dated: April 16, 2003	By: /S/ MORTON A. POLSTER
Morton A. Polster, Director and Secretary

Dated: April 16, 2003	By: /S/ JOSEPH ALBERTI
Joseph Alberti, Director

Dated: April 16, 2003	By: /S/ DANIEL R. BICKEL
Daniel R. Bickel, Director

Dated: April 16, 2003	By: /S/ HERBERT H. DOBBS
Herbert H. Dobbs, Director

Dated: April 16, 2003	By: /S/ JAMES A. GLEASMAN
James A. Gleasman, Director

Dated: April 16, 2003	By: /S/ GARY SICONOLFI
Gary Siconolfi, Director

Dated: April 16, 2003	By: /S/ SAMUEL M. BRONSKY
Samuel M. Bronsky, Chief Financial and Accounting Officer

CERTIFICATIONS

I, Eric Steenburgh, Chief Executive Officer of Torvec, Inc., hereby certify that:

1.     I have reviewed this annual report on Form 10-KSB of Torvec, Inc.

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

Date: April 16, 2003	/S/ ERIC STEENBURGH Eric Steenburgh Chief Executive Officer

CERTIFICATIONS

I, Samuel M. Bronsky, Chief Financial and Accounting Officer of Torvec, Inc., hereby certify that:

1.     I have reviewed this annual report on Form 10-KSB of Torvec, Inc.

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

Date: April 16, 2003	/S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial and Accounting Officer

EXHIBIT INDEX
EXHIBIT			PAGE

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

Not applicable

(15)	Letter re unaudited interim financial information

Not applicable

(18)	Letter re change in accounting principles

Not applicable

(19)	Report furnished to security holders

Not applicable

(22)	Published report regarding matters submitted to vote of security holders

Not applicable

(23)	Consents of experts and counsel

	Richard A. Eisner, LLP Consent	135

(24)	Power of attorney

Not applicable

(99)	Additional exhibits

(99.1)	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

Certificate pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Torvec, Inc. ("Torvec") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Eric Steenburgh, CEO and Samuel Bronsky, Chief Financial Officer of Torvec, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Torvec, Inc.

/S/ ERIC STEENBURGH
Eric Steenburgh
CEO
April 16, 2003

/S/ SAMUEL BRONSKY
Samuel Bronsky
Chief Financial Officer
April 16, 2003

Issuer Statement

   A signed original of this written statement required by Section 906 has been provided to Torvec, Inc. and will be retained by Torvec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-101130) Form S-8 (No. 333-102650), Form S-8 (No. 333-80443), Form S-8 (No. 333-47392), Form S-8 (No. 333-72894) and Form S-8 (333-75872), Form S-8 (No. 333-82006), Form S-8 (No. 333-69123) and Form SB-2 (No. 333-48188), of Torvec, Inc. of our report dated April 8, 2003, on our audit of the consolidated financial statements of Torvec, Inc. which is included in the annual report on Form 10-KSB for the year ended December 31, 2002.

We also consent to the reference to our firm as experts in the Form SB-2.

/S/ EISNER, LLP (formerly Richard A. Eisner & Company, LLP)

New York, New York

April 11, 2003