Form 10KSB/A
period 2002-12-31
TORVEC INC
filed 2003-04-24
CIK 1063197

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A No. 1

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

$.01 par value common voting stock
(Title of class)

EXPLANATORY NOTE

The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-KSB for the year ended December 31, 2002, filed by the Registrant on April 17, 2003, to correct typographical errors in the sections set forth below:
1)	Part II. Item 7. Financial Reports specifically to correct Current Assets as set forth on Balance Sheet and to correct changes in Stockholders' Equity
2)	Certifications in accordance with Rules 12b - 15 and 13a - 14 and pursuant to 18 U.S.C. Section 1350.

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

/S/ EISNER, LLP

Eisner, LLP

New York, New York
April 8, 2003
F-2

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Balance Sheet
December 31, 2002
ASSETS Current assets: Cash	$ 293,000
Prepaid expenses	13,000

Total current assets	303,000

Equipment: Office equipment Transportation equipment	15,000 53,000

Less accumulated depreciation	68,000 62,000

Net equipment	6,000

License, less accumulated amortization of $353,000	2,907,000
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
Contribution of services in subsidiary (Note I[1])
Net Loss

Balance - December 31, 2002

38,500 $38,500	-0-	124,448 250,000 1,001,454 440,000 35,461 46,897 211,265 140,845 109,890 190,965 $25,629,708	1,000 3,000 10,000 5,000 2,000 1,000 1,000 2,000 $256,000	126,000 72,000 (232,000) 142,000 1,224,000 653,000 690,000 391,000 50,000 68,000 298,000 199,000 99,000 15,000 8,000 633,000 267,000 32,000 519,000 $20,786,000	-0-	(4,577,000) ($(19,143,000)	127,000 75,000 (232,000) 142,000 1,234,000 653,000 690,000 396,000 50,000 68,000 300,000 200,000 100,000 15,000 8,000 633,000 269,000 32,000 519,000 (4,577,000) $1,899,000
See notes to financial statements F-5

TORVEC, INC. AND SUBSIDIARY (a development stage company) Consolidated Statements of Cash Flows December 31, 2002December 31, 2002
	Year Ended December 31, 2002 2001		September 25, 1996 (Inception) Through December 31, 2002

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
		$19,000

			F-15

SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to Form 10KSB/A No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.
Date: April 23, 2003	By: /S/ ERIC STEENBURGH Eric Steenburgh, Chief Executive Officer

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

Date: April 23, 2003	/S/ ERIC STEENBURGH Eric Steenburgh Chief Executive Officer

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

Date: April 23, 2003	/S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial and Accounting Officer

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
April 23, 2003

/S/ SAMUEL BRONSKY
Samuel Bronsky
Chief Financial Officer
April 23, 2003

Issuer Statement

   A signed original of this written statement required by Section 906 has been provided to Torvec, Inc. and will be retained by Torvec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.