Form 10KSB/A
period 2002-12-31
TORVEC INC
filed 2003-04-29
CIK 1063197

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A No. 2

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

Item 7.
FINANCIAL REPORTS

TORVEC, INC.
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Contents
Page

Financial Statements
Independent auditors' report	F-2

Consolidated balance sheet as of December 31, 2002	F-3

Consolidated statements of operations for each of the years in the two-year period ended December 31, 2002 and for the period from September 25, 1996 (inception) through December 31, 2002	F-4

Consolidated statements of changes in stockholders' equity capital (deficit) for the periods from September 25, 1996 (inception) through December 31, 2002	F-5

Consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2002 and for the period from September 25, 1996 (inception) through December 31, 2002	F-6

Notes to consolidated financial statements	F-7

F-1

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Torvec, Inc.

We have audited the accompanying consolidated balance sheet of Torvec, Inc. and subsidiary (a development stage company), as of December 31, 2002, and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended December 31, 2002 and for the period from September 25, 1996 (inception) through December 31, 2002 and changes in stockholders' equity capital (deficit) for the periods from September 25, 1996 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/S/ EISNER, LLP

Eisner, LLP

New York, New York
April 8, 2003
F-2

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Balance Sheet
December 31, 2002
ASSETS Current assets: Cash	$ 293,000
Prepaid expenses	10,000

Total current assets	303,000

Equipment: Office equipment Transportation equipment	15,000 53,000

Less accumulated depreciation	68,000 62,000

Net equipment	6,000

License, less accumulated amortization of $353,000	2,907,000
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
Additional paid-in capital
Deficit accumulated during the development stage

256,000 20,786,000 (19,143,000) 1,899,000 $ 3,216,000
See notes to consolidated financial statements	F-3

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Operations
	Year Ended December 31,		September 25, 1996 (Inception) Through December 31, 2002
	2002 2001
Revenue	$ -	$ -	$ -
Cost and expenses: Research and development General and administrative	$ 1,551,000 3,312,000	1,459,000 2,412,000	$ 6,054,000 13,375,000

Loss before minority interest	$ (4,863,000)	$ (3,871,000)	$ (19,429,000)

Minority interest in loss of consolidated subsidiary	286,000		286,000

Net Loss	(4,577,000)	(3,871,000)	(19,143,000)
Preferred Stock Dividend	12,000		12,000

Net loss attributable to common stockholders	$ (4,589,000)	$ (3,871,000)	$ (19,155,000)

Basic and diluted loss per common share	$(0.19)	$(0.17)

Weighted average number of shares of common stock - basic and diluted	24,567,000	22,750,000

See notes to consolidated financial statements	F-4

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity Capital (Deficit)
For the Period from September 25, 1996 (Inception) Through December 31, 2002

	Preferred Stock Shares Amount	Common Stock Shares Amount		Additional Paid-in Capital	Unearned Compensatory Stock and Options	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

Issuance of shares to founders (Note A)		16,464,400	$ 165,000	$ (165,000)			$ 0
Issuance of stock for services (Note A)		2,535,600	25,000	381,000			406,000
Sale of common stock - Nov. ($1.50 per share)		64,600	1,000	96,000			97,000
Sale of common stock - Dec. ($1.50 per share)		156,201	1,000	233,000			234,000
Distribution to founders (Note A)				(27,000)			(27,000)
Net loss						$ (489,000)	(489,000)
Balance - December 31, 1996		19,220,801	192,000	518,000		(489,000)	221,000
Issuance of compensatory stock (Note H[3])		1,000,000	10,000	1,490,000	$ (1,500,000)		0
Issuance of stock for services (Note H[7])		12,000		18,000			18,000
Sale of common stock - January ($1.50 per share)		58,266	1,000	86,000			87,000
Sale of common stock - February ($1.50 per share)		75,361	1,000	112,000			113,000
Sale of common stock - May ($1.50 per share)		30,000		45,000			45,000
Issuance of stock for services (Note H[7])		2,000		6,000			6,000
Sale of common stock - June ($3.00 per share)		73,166	1,000	219,000			220,000
Sale of common stock - July ($3.00 per share)		13,335		40,000			40,000
Sale of common stock - August ($3.00 per share)		60,567	1,000	181,000			182,000
Sale of common stock - Sept, ($3.00 per share)		10,000		30,000			30,000
Sale of common stock - Oct. ($3.00 per share)		7,000		21,000			21,000
Sale of common stock - Nov. ($3.00 per share)		10,000		30,000			30,000
Sale of common stock - Dec. ($3.00 per share)		100,000	1,000	299,000			300,000
Issuance of compensatory options to cons. (Note H[5])				234,000	(234,000)		0
Compensatory stock and options earned					451,000		451,000
Distributions to founders (Note A)				(338,000)			(338,000)
Net loss						(922,000)	(922,000)
Balance - December 31, 1997		20,672,496	207,000	2,991,000	(1,283,000)	(1,411,000)	504,000
Issuance of stock for services (Note H[7])		1,000		3,000			3,000
Sale common stock - May 11 to Sept. 20 ($5.00 ps)		112,620	1,000	562,000			563,000
Sale common stock - Sept. 21 to Dec. 31 ($10. ps)		25,500		255,000			255,000
Costs of offering				(60,000)			(60,000)
Compensatory stock and options earned					578,000		578,000
Contribution of services (Note E[3])				15,000			15,000
Net loss						(2,122,000)	(2,122,000)
Balance - December 31, 1998		20,811,616	208,000	3,766,000	(705,000)	(3,533,000)	(264,000)
Issuance of stock for services (Note I[4])		45,351		327,000			327,000
Sale of common stock - Jan 1 to Aug 9 ($10 ps)		80,670	1,000	806,000			807,000
Sale of common stock - Aug. 10 to Nov 30 ($5. ps)		84,500	1,000	422,000			423,000
Issuance of compensatory options to cons. (Note H[3])				2,780,000	(2,780,000)		0
Common stock issued- exercise options (Note H[3])		21,000		105,000			105,000
Compensatory stock and options earned					3,050,000		3,050,000
Contribution of services (Note D[3])				15,000			15,000
Net loss						(4,788,000)	(4,788,000)
Balance - December 31, 1999		21,043,137	210,000	8,221,000	(435,000)	(8,321,000)	(325,000)
F-5

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity Capital (Deficit)
For the Period from September 25, 1996 (Inception) Through December 31, 2002 (CONTINUED)
	Preferred Stock Shares Amount		Common Stock Shares Amount		Additional Paid-in Capital	Unearned Compensatory Stock and Options	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
(CONTINUED)

Issuance of stock for services (Note H[6])			196,259	2,000	838,000			840,000
Sale of common stock - March 29 ($4.51 per share)			44,321		200,000			200,000
Sale of common stock - June 23 ($3.50 per share)			100,000	1,000	349,000			350,000
Acquisition of Ice Surface Development (Note A)			1,068,354	11,000	3,394,000			3,405,000
Proceeds from exercise of put option			36,735	1,000	108,000			109,000
Compensatory stock and options earned						435,000		435,000
Contribution of services (Note D[3])					15,000			15,000
Net loss							(2,374,000)	(2,374,000)
Balance - December 31, 2000			22,488,806	225,000	13,125,000	0	(10,695,000)	2,655,000
Issuance of stock for liabilities (Note D[1])			126,667	1,000	664,000			665,000
Issuance of stock for services (Note H[6])			361,100	4,000	1,007,000			1,011,000
Issuance of option to cons. for services(Note I[3])					398,000			398,000
Proceeds from exercise of put option			101,910	1,000	323,000			324,000
Contribution of services (Note D[3])					15,000			15,000
Net loss							(3,871,000)	(3,871,000)
Balance - December 31, 2001			23,078,483	$ 231,000	$ 15,532,000	$ 0	$ (14,566,000)	$ 1,197,000
Exercise of warrants (Note H[8])			124,448	1,000	126,000			127,000
Exercise of warrants (Note H[9])			250,000	3,000	72,000			75,000
Loss on sale of minority interest (NoteA)					(232,000)			(232,000)
Sale of preferred stock and warrants, net (Note H[2])	38,500				142,000			142,000
Issuance of stock for services (Notes H[6] H[7])			1,001,454	10,000	1,224,000			1,234,000
Issuance of options in settlement of liabilities and consulting fees (Note D[1])					653,000			653,000
Issuance of warrants to chairman (Note H[9])					690,000			690,000
Proceeds from exercise of put option ($.90 per share) (Note H[8])			440,000	5,000	391,000			396,000
Common stock issued in exchange for loan (Note G)			35,461		50,000			50,000
Sale of common stock - July ($1.45 per share)			46,897		68,000			68,000
Sale of common stock - August ($1.42 per share)			211,265	2,000	298,000			300,000
Sale of common stock - Sept. ($1.42 per share)			140,845	1,000	199,000			200,000
Sale of common stock - Dec. ($.91 per share)			109,890	1,000	99,000			100,000
Contribution of services (Note D [3])					15,000			15,000
Issuance of warrant for financial services					8,000			8,000
Warrant issued in lieu of compensation (Note I[1])					633,000			633,000
Issuance of shares of settlement of liabilities (Note H[4])			190,965	2,000	267,000			269,000
Compensatory stock options (Note I[1])					32,000			32,000
Contribution of services in subsidiary (Note I[1])					519,000			519,000
Net Loss							(4,577,000)	(4,577,000)

Balance - December 31, 2002	$38,500	-0-	$25,629,708	$256,000	$20,786,000	-0-	($(19,143,000)	$1,899,000

See notes to consolidated financial statements	F-6

TORVEC, INC. AND SUBSIDIARY (a development stage company) Consolidated Statements of Cash Flows
	Year Ended December 31, 2002 2001		September 25, 1996 (Inception) Through December 31, 2002

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
   Repayments of loan
   Proceeds from (repayment of) stockholders' loans
   Distributions

               Net cash provided by financing activities

	1,408,000 (7,000) (81,000) 1,320,000	433,000 (6,000) 159,000 586,000	5,883,000 29,000 (27,000) 78,000 (365,000) 5,598,000

Net increase (decrease) in cash Cash at beginning of period	280,000 13,000	(21,000) 34,000	293,000

Cash at end of period	$ 293,000	$ 13,000	$ 293,000

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	$ 1,977,000	665,000
Notes payable exchanged for common stock	$ 50,000
Loss on exchange of minority interest	$ 232,000
Cash paid for interest	$ 1,000	$ 1,000

See notes to consolidated financial statements	F-7

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Consolidated Financial Statements
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

F-8

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Consolidated Financial Statements
December 31,

Note B - Summary of Significant Accounting Policies (continued)

[4]

License:

The license is being amortized over its remaining life of approximately 19 years which correlates to an underlying patent. Charges for amortization in each of the years ended December 31, 2002 and 2001 was $169,000. Such amortization expense is included in research and development expense.

Total future amortization of the license are as follows:

	Year Ending December 31,	Amount

	2003	$ 169,000
	2004	169,000
	2005	169,000
	2006	169,000
	2007 and thereafter	2,231,000
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

			F-9

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Consolidated Financial Statements
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

The Company applies APB No. 25 and related interpretations in accounting for its employee stock options. Had compensation cost for the Company's stock options been determined based upon the fair value of awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would be as follows:

		Year Ended December 31,
		2002	2001
	Net loss attributable to common stockholders	$(4,589,000)	$(3,871,000)
	Add stock based compensation expense under APB No. 25 included in net loss
	Less stock based compensation expense under SFAS No. 123	(59,000)	(1,972,000)
	Proforma net loss attributable to common stockholders	$(4,648,000)	$(5,843,000)
	Basic and diluted net loss per share	$(0.19)	$(0.17)
	Proforma basic and diluted net loss per share	$(0.19)	$(0.26)

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

		F-10

TORVEC, INC. AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
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
F-11

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Consolidated Financial Statements
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
F-12

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Consolidated Financial Statements
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
F-13

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Consolidated Financial Statements
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

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Consolidated Financial Statements
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

TORVEC, INC. AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2002

Note h - Stockholders' Equity (continued)
[5]

Stock option plan: (continued)

In August 2001, the Company granted 100,000 options to an officer in his capacity as consultant CFO at $5.00 per share exercisable immediately. In connection therewith, the Company recorded a stock compensation charge of $398,000. The term of the option granted shall be for a period of 10 years.

A summary of options granted under the Plan are as follows:

	Year Ended December 31, 2002 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,005,000	$ 5.00	455,000	$ 5.00
Granted (Note D[1])	727,047	5.00	550,000	5.00
Exchanged (Note I[1])	(450,000)	5.00
Outstanding at end of year	1,282,047	5.00	1,005,000	5.00
Options exercisable at year end	1,282,047	5.00	915,250	5.00

Weighted average fair value of options granted during the year	$.90		$4.10

At December 31, 2002, 267,953 options are available for future grants under the Plan.

The following table represents information relating to stock options outstanding at December 31, 2002 (all of which have an exercise price of $5.00):

Options Outstanding			Options Exercisable
Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price

1,282,047	$5.00	5.5	1,282,047	$5.00

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

Year Ended December 31, 2002 2001
Risk-free interest rates Expected options life in years Expected stock price volatility Expected dividend yield	2.79% 5 1.46% 0%	4.84 - 5.75% 10 1.49% 0%
F-16

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Consolidated Financial Statements
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

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Consolidated Financial Statements
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

TORVEC, INC. AND SUBSIDIARY -43-
(a development stage company)

Notes to Consolidated Financial Statements
December 31, 2002
Note H - Stockholders' Equity (continued)

[9]	Warrants:
	At December 31, 2002, outstanding warrants to acquire shares of the Company's common stock are as follows:
	Exercise Price		Expiration	Number of shares Reserved

	$1.52		September 18, 2007	7,500	(Note H[2])
	$ .30		November 11, 2007	10,000	(Note H[2])
		(a)	(a)	125,000	(Note H[3])
	$. 01		None	448,865	(Note I[1])
	$ .50		April 15, 2007	250,000	(b)(c)
	$ .75	(d)	August 15, 2005	883,645	(Note H[8])
	Various		Various	9,875	(Note H[8])
				1,734,885

(a)	Exercisable at IPO price and exercisable five years from IPO.
(b)	Excluding 500,000 contingent warrants exercise price of $.75 (see (c) below)
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

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Consolidated Financial Statements
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

TORVEC, INC. AND SUBSIDIARY
(a development stage company)

Notes to Consolidated Financial Statements
December 31, 2002

Note I - Commitments and other matters (continued)
[3]

Litigation:

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
		$19,000

SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to Form 10KSB/A No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.
Date: April 28, 2003	By: /S/ ERIC STEENBURGH Eric Steenburgh, Chief Executive Officer

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

Date: April 28, 2003	/S/ ERIC STEENBURGH Eric Steenburgh Chief Executive Officer

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

Date: April 28, 2003	/S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial and Accounting Officer

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
April 28, 2003

/S/ SAMUEL BRONSKY
Samuel Bronsky
Chief Financial Officer
April 28, 2003

Issuer Statement

   A signed original of this written statement required by Section 906 has been provided to Torvec, Inc. and will be retained by Torvec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.