Form 10QSB
period 2003-03-31
TORVEC INC
filed 2003-05-15
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                          March 31, 2003
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

                   YES  [ X ]               NO [     ]

As of March 31, 2003, there were outstanding 26,118,347, shares of the Company's common stock, $.01 par value. Options for 1,636,047 shares of the Company's common stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)
INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 2002 and March 31, 2003 (Unaudited)	3
	Torvec, Inc. Condensed Statements of Operations (Unaudited) - Three Months Ended March 31, 2003, Three Months Ended March 31, 2002, September 25, 1996 (Inception) through March 31, 2003	4
	Torvec, Inc. Condensed Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2003, ThreeMonths Ended March 31, 2002, September 25, 1996 (Inception) through March 31, 2003	5
	Notes to Financial Statements	6
Item 2.	Plan of Operation	13
Item 3.	Controls and Procedures	20
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22
SIGNATURE PAGE		27
EXHIBIT INDEX		32

TORVEC, INC.
(a development stage company)
CONDENSED BALANCE SHEET
	March 31, 2003 (Unaudited)	December 31, 2002
ASSETS CURRENT ASSETS:
Cash	$ 130,000	$ 293,000
Prepaid Expenses	36,000	10,000
	--------------	--------------
Total Current Assets	166,000	303,000
	--------------	--------------
PROPERTY AND EQUIPMENT:
Office equipment	15,000	15,000
Transportation equipment	53,000	53,000
	--------------	--------------
	68,000	68,000
LESS: ACCUMULATED DEPRECIATION	63,000	62,000
	--------------	--------------
Net equipment	5,000	6,000

LICENSE, net of accumulated amortization of $395,000 and $353,000, respectively	2,865,000	2,907,000

Total Assets	$ 3,036,000	$ 3,216,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 181,000	$316,000
Current maturities of long-term debt	1,000	2,000
Loans payable and advances - stockholders and officers	28,000	28,000
Consulting fees payable - stockholders	110,000	56,000
	--------------	--------------
Total Current Liabilities	320,000	402,000

LONG-TERM LIABILITIES

Deferred revenue-long term	150,000	150,000
	--------------	--------------
	470,000	552,000
	--------------	--------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	775,000	765,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 100,000 shares authorized, 3,300,000 designated as Series A non-voting cumulative $.40 per share convertible preferred, 38,500 shares issued and outstanding (liquidation preference $170,000)	0	0
Common stock, $.01 par value, 40,000,000 shares authorized, 26,118,347 and 25,629,708 (including 109,890 shares issuable) issued and outstanding at March 31, 2003 and December 31, 2002, respectively	261,000	256,000
Additional paid-in capital	21,204,000	20,786,000
Deficit accumulated during the development stage	(19,674,000)	(19,143,000)
	-------------------	-------------------
Total Stockholders' Equity	1,791,000	1,899,000
	-------------------	-------------------
Total Liabilities and Stockholder's Equity	$3,036,000	$3,216,000
	===========	===========

See Notes to Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	September 25, 1996 (Inception) Through March 31, 2003

COST AND EXPENSES:
Research and development	$327,000	$227,000	$6,095,000
General and administrative	295,000	1,191,000	13,956,000
	-------------------	-------------------	-------------------
Loss Before Minority Interest	(622,000)	(1,418,000)	(20,051,000)

Minority Interest in Loss of Consolidated Subsidiary	91,000	0	377,000
	-------------------	-------------------	-------------------
Net loss	(531,000)	(1,418,000)	(19,674,000)

Preferred Dividend	4,000	0	16,000
	-------------------	-------------------	-------------------
Net Loss Attributable to Common Stockholders	($535,000)	($1,418,000)	($19,690,000)
	===========	===========	===========

Basic and Diluted Loss Per Share	($0.02)	($0.06)
	===========	===========

Weighted average number of shares of common stock -basic and diluted	25,852,000	23,407,000
	===========	===========

See Notes to Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	September 25, 1996 (Inception) Through March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($531,000)	($1,418,000)	($19,674,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,000	45,000	458,000
Minority interest in loss of consolidated subsidiary	(91,000)	0	(377,000)
Compensation expense attributable to common stock in subsidiary	0	618,000	619,000
Common stock issued for services	184,000	552,000	4,584,000
Contribution of services	240,000	0	1,059,000
Compensatory common stock, options and warrants	0	0	5,640,000
Changes in other current assets and current liabilities:
Prepaid expenses	(26,000)	0	124,000
Accounts payable and accrued expenses	(81,000)	46,000	1,934,000
Deferred revenue	0	0	150,000
	-----------------	-----------------	-----------------
Net cash used in operating activities	(262,000)	(157,000)	(5,483,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	0	0	(68,000)
Cost of acquisition	0	0	(16,000)
	-----------------	-----------------	-----------------
Net cash used in investing activities	0	0	(84,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, common stock and exercise of options and warrant	100,000	242,000	5,983,000
Proceeds from long-term borrowings	0	0	29,000
Repayment of long-term debt	(1,000)	(1,000)	(28,000)
Proceeds from (repayments of) stockholders' loans-net	0	(67,000)	78,000
Distributions	0	0	(365,000)
	-----------------	-----------------	-----------------
Net cash provided by financing activities	99,000	174,000	5,697,000
	-----------------	-----------------	-----------------
NET INCREASE (DECREASE) IN CASH	(163,000)	17,000	130,000

CASH - BEGINNING OF PERIOD	293,000	13,000	0
	-----------------	-----------------	-----------------
CASH - END OF PERIOD	$130,000	$30,000	$130,000
	==========	==========	==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock, warrants, and options in settlement of liabilities	$122,000	$633,000

See Notes to Financial Statements

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2003

Note 1 Financial Statement Presentation

The information contained herein with respect to the three month periods ended March 31, 2003 and March 31, 2002 and the period from September 25, 1996 (inception) through March 31, 2003 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three month period ended March 31, 2003, and since inception. The results are not necessarily indicative of results to be expected for the year.

For the period from inception through March 31, 2003, the Company has accumulated a deficit of $19,674,000, and has been dependent upon equity financing, loans from shareholders and the exchange of stock for services to meet its obligations and sustain operations. The Company is in the development stage and its efforts have been principally devoted to research and development, raising capital and marketing of principal products. Additional financing or a joint venture relationship will be required by the Company to fund its activities.

Certain amounts in 2002 have been reclassified to conform to current year presentation.

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

March 31, 2003

Note 3 Summary of Significant Accounting Policies

Consolidation

The financial statements include the accounts of the Company and its majority owned-subsidiary, Ice. All material intercompany transactions and account balances have been eliminated in consolidation.

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

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2003

Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), the Company has elected to continue to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25 (FIN No. 44), in accounting for its stock-based employee compensation arrangements. Accordingly, no compensation cost is recognized for any of the Company's fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs is recognized immediately. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

At March 31, 2003, the Company had one stock-based employee compensation plan, and the Company's subsidiary had no stock-based employee compensation plan. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended SFAS No. 123, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25 and related interpretations including FIN No. 44. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plan:

	Three Months Ended March 31,	Three Months Ended March 31
	2003	2002
Net loss, as reported	$(531,000)	$(1,418,000)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	0	(28,000)
Pro forma net loss	$(531,000)	$(1,446,000)

Loss per share:
Basic and diluted - as reported	$(.02)	$ (0.06)
Basic and diluted - pro forma	$(.02)	$ (0.06)

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2003

The Company did not grant fixed stock options to acquire shares of its common stock to its employees during the three-months ended March 31, 2003 and March 31, 2002.

Impairment or Disposal of Long-Lived Assets

The Company follows Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets.

Note 4 Common and Preferred Stock

In January 2002, the Company authorized the sale of up to 2,000,000 shares of its Series A Non-Voting Cumulative Convertible Preferred Stock ("Series A"). Through March 31, 2003, the Company has sold 38,500 shares at $4.00 per share of its Series A in a private placement offering for approximately $142,000 in net cash proceeds. Each share of Series A is convertible into one share of voting common stock and entitles the holder to dividends accruing at $.40 per share. The holder has the right to convert after one year subject to Board approval. The offering terminated on July 31, 2002. In connection therewith the Company granted the Placement Agent 5,000 Series A Warrants, exercisable for five years at an exercise price of $1.52 per share. Such warrant was treated as a cost of the offering. In addition, the Placement Agent was granted 10,000 warrants for providing certain financial analysis for the Company. The warrant is exercisable at $.30 per share and is exercisable for 5 years. The warrant also contains a cashless exercise feature. The Company valued the warrant at $8,000 using Black-Scholes option pricing model and charged operations.

During the three months ended March 31, 2003, the Company sold 111,112 shares to a shareholder for $100,000 and issued 109,890 shares.

During the three months ended March 31, 2003, the Company issued 9,140 restricted shares for services aggregating approximately $7,200.

For other stock issuances, see notes 7, 11, 12 and 13.

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2003

Note 5 Related Party Transactions

The Company has entered into consulting agreements with members of the Gleasman family. Included in research and development and general and administrative expenses for the three months ended March 31, 2003 and 2002 is $112,500 and $112,500 respectively for consulting fees due under the agreements.

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

Payment of $269,250 for services performed by a related entity of individuals. Such payment to be made in cash or stock. If the payment is made in common stock and amount realized on ultimate sale of common stock is less than the $269,250, additional shares shall be issued and if amount received is greater than $269,250 such excess shall be refunded to the Company. In 2002, such shares were settled for approximately $269,000. (See Note 11)

At March 31, 2003, loans and advances from stockholders and officers of $28,000 are non-interest bearing and have no fixed date of repayment.

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2003

Note 6 Long-Term Debt

Long-term debt at March 31, 2003 consisted of a note payable in monthly installments of $610 including interest at 10.13% through May, 2003. The note is secured by transportation equipment.

Note 7 Consultant Stock Plan

The Company's Business Consultant Stock Plan as amended, ("the Plan") provides for the granting of 1,750,000 shares of the Company's $.01 par value stock, which may be issued from time to time to business consultants and advisors.

For the three months ended March 31, 2003, 238,387 shares were issued under the Plan to consultants in exchange for services and amounts owed to these consultants. The shares were valued at the market value of the shares on the date immediately prior to the date of issuance and approximated $175,752.

Note 8 Litigation

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

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

March 31, 2003

Effective March 31, 2002 the agreements were terminated and the officers resigned from the Company. Simultaneously, Ice executed employment agreements with the individuals in the name of Ice with the same terms as previously executed and the individuals became officers of Ice. As of March 31, 2003 and December 31, 2002, these individuals contributed $240,000 and $720,000 respectively, of accrued compensation to Ice's capital and agreed to forgo payment of all future monies under their employment agreement until certain board-approved performance criteria have been realized.

The Company may pay all compensation under these terminated agreements either in cash or common stock as determined by the Board of Directors. In connection with these agreements, the Company granted 450,000 options at $5.00 per share. The term of the options granted shall be for a period of 10 years and vest immediately. These options were exchanged for a 28% interest in Ice in March 2002. (see note A)

At March 31, 2003, the Company issued 148,387 shares to the officers of Ice in exchange for approximately $122,000 owed to them for services performed for Ice.

Note 10 Variable Gear LLC

On January 1, 2008, the Company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. The Company does not share in any profit or losses in this entity. At March 31, 2003 such fair market value cannot yet be reasonably estimated.

Note 11 Common Stock Subject to Resale Guarantee

During 2002, the Company issued 190,965 shares to former officers and minority shareholders of Ice in exchange for approximately $269,000 owed to them. If on sale of these shares the amount realized is less than the $269,000 additional shares shall be issued, and if the amount received is greater than $269,000 such excess shall be returned to the Company. During 2002, such shares realized proceeds of approximately $269,000.

Note 12 Warrants

On March 20, 2003, three former officers of the company who are currently officers of our subsidiary, Ice, exercised warrants to acquire 130,000 common shares. The warrants had previously been issued to the officers in payment of compensation under their former employment agreements.

Note 13 Subsequent Event

On May 5, 2003, the Company sold 250,000 restricted shares of common stock for $200,000 to a shareholder at fair value.

TORVEC, INC.

PLAN OF OPERATION

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that are based on current expectations, estimates and projections about the Company and its plans for future operation as well as management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

g.	changes in business, political and economic conditions and the threat of future terrorist activity in the U.S. and other parts of the world and related military action;

h.

changes in accounting standards promulgated by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the Securities and Exchange Commission and the American Institute of Certified Public Accountants, which may require adjustments to financial statements.

               Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements.

Business Strategy

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

Recent Developments

We are on the threshold of completing, installing and testing our infinitely variable transmission in our Dodge Ram 4 x 4 pick-up truck. Specifically, to May 14, 2003,

o

we have completed the bench testing of all IVT components - hydraulic pistons, gear arrangements, electronic controls, overdrive controls and required force to turn each component (pump and motor; input drive shaft to measure parasitic losses). We confirmed through our internal testing that these components can be turned with minimum effort (by hand) in contrast to the considerable force required for turning automatic transmission components;

o

we have completed the necessary software systems to collect working performance data, such as hydraulic flow, temperature, pressures, etc., with respect to the IVT in suitable format to satisfy auto-related parties;

o

we have installed the assembled IVT in the Dodge Ram 4 x 4 truck to assure there was no interference with the exhaust system, floor boards and drive shaft to complete the matchups of input and output couplings - e.g. engine mounting surfaces and transfer case;

o	we confirmed, as we expected, through our internal testing, that our IVT is interchangeable with the commercial automatic transmission that it replaced;
o	now that the IVT is installed, we anticipate completing the hydraulic plumbing, electronic circuitry and data acquisition models within two to three weeks;
o	we are pleased with the cooperation we have received to date from Cummins and Daimler-Chrysler who assisted us in meeting our internal timetable;
o

upon completion of the plumbing, electronic circuitry and data acquisition modeling, we will then test the Dodge Ram truck with functioning IVT for total operating performance on a stationary platform;

o	upon meeting our internal benchmarks for performance, we will briefly "break-in" the Dodge Ram 4 x 4 with functioning IVT through actual city and expressway driving;
o

upon the completion of the brief break-in period, we will road-test the Dodge Ram 4 x 4 with functioning IVT under the auspices of an independent, EPA-certified agency to compare the fuel economy and emission reductions of the Dodge Ram with our infinitely variable transmission with a Dodge Ram with identical equipment with a conventional four-speed transmission;

o	we will announce the results of this testing as soon as they become available, which we expect will be this June.
16

It should be noted that the achilles heel of any automatic transmission in combination with either a gas or diesel engine is the torque converter:

"the technical characteristics of the conventional planetary-type torque converter in automatic transmissions do not match the attributes of a diesel engine. Diesel engines reach their maximum torque at very low revolutions, but planetary transmissions do not operate very efficiently at low revolutions. As a result, conventional four-speed transmissions mated to diesels suffer a 20 percent loss of fuel efficiency."

Bernd Matthes, Director of Dual Clutch Transmission Systems at BorgWarner Automotive, as taken from an article appearing in Automotive News, April 21, 2003.

               Torvec's IVT DOES NOT HAVE, NEED OR USE ANY TORQUE CONVERTER but rather Torvec's unique pump and motor system, which is a significantly more efficient hydraulic system compared to commercially available pump and motor systems. We believe that this system will enable our IVT to double the city-driving efficiency of a comparable gasoline powered Dodge Ram 4 x 4.

               The Company believes that the modern diesel engine is the solution to the current world-wide need for fuel economy and reduced emissions. Currently, there appears to be no efficient transmission, automatic or otherwise, for diesel engines. We believe that our IVT will be the benchmark for fuel efficient and emissions resistant transmission compatible with diesel - as well as gas-engines, and add to the performance of futuristic fuel-cell technology currently being developed.

Certain First Quarter Information

               The net loss for the three months ended March 31, 2003 was $531,000 as compared to the three months ended March 31, 2002 net loss of $1,418,000. The decrease in the net loss of $887,000 is principally related to a decrease in wage expense. During the three months ending March 31, 2002 wages charged operations were $240,000 and a charge of $618,000 for the value of options forfeited in exchange for the interest in subsidiary as compared to zero for the three months ending March 31, 2003.

               Research and development expenses for the three months ended March 31, 2003 amounted to $327,000 as compared to $227,000 for the three months ended March 31, 2002. The increase amounted to $100,000 and is principally due to an increase in consulting work for Ice Technology.

               General and administrative expenses for the three months ended March 31, 2003 amounted to $295,000 as compared to $1,191,000 for the three months ended March 31, 2002. This decrease amounted to $896,000 and is principally due the same reasons as noted in the second above preceding paragraph.

Liquidity and Capital Resources

               The Company's business activities during the quarter ended March 31, 2003 were funded through the purchase of 111,112 common shares for proceeds of $100,000.

                At March 31, 2003, the Company's cash position was $130,000 and it had a working capital deficit of $164,000. Included in the Company's current liabilities are amounts payable of $138,000 which the Company believes will be paid with future issuances of stock.

                The Company's cash position at anytime during the quarter ended March 31, 2003 was directly dependent upon its success in selling stock since the Company did not generate any revenues. The Company does not anticipate generating any revenues from its business activities during the balance of its 2003 fiscal year.

                During the quarter ended March 31, 2003 the Company issued 238,387 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, marketing research expenses, legal fees and associated expenses for ongoing patent work and reimbursement of ongoing employee expenses.
                In addition, during the three months ended March 31, 2003, 9,140 restricted shares were issued for services, and 130,000 shares were issued in payment of accrued compensation to former officers.

                We have not continued to access our Swartz equity line due to current stock market conditions. The Company believes that, depending upon the short-term success of its ongoing negotiations with one or more joint venture candidates, it may be required to initiate a private placement in order to raise capital to build up to two production ready state-of-the-art FTVs.

                 At March 31, 2003 loans payable and advances to stockholders and officers amounted to $28,000 and are non-interest bearing and have no fixed date of repayment.

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

Subsequent Event

On May 5, 2003 a shareholder agreed to purchase 250,000 restricted common shares in a private transaction at the closing price for our common stock on that day. The Company received proceeds of $200,000 on May 7, 2003. These monies will be used to continue the implementation of our business plans, including the promotion of the Company's infinitely variable transmission.

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

Impact of Inflation

               Inflation has not had a significant impact on the Company's operations to date and management is currently unable to determine the extent inflation may impact the Company's operations during the quarter ending March 31, 2003.

Quarterly Fluctuations

               As of March 31, 2003, the Company had not engaged in revenue producing operations. Once the Company actually commences significant revenue producing operations, the Company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the Company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the Company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the Company actually commences significant revenue producing operations, the Company's product revenues may vary significantly by quarter and the Company's operating results may experience significant fluctuations.

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

Item 2:     Changes in Securities

          a)      Class A Preferred Shares

                    We ask that you refer to our annual report (Form 10-KSB) filed with the Securities and Exchange Commission on April 17, 2003 for a description of our Class A Preferred Shares. There are 3,300,000 authorized Class A Preferred Shares and 38,500 issued and outstanding.

          b)      Sales of Unregistered Securities

                      On February 3, 2003 and March 18, 2003, the Company issued 111,112 common shares and 109,890 to Robert C. Horton for $100,000 and $100,000 respectively.

                       The Company issued 6,890 common shares to Matthew R. Wrona for services rendered and 2,250 common shares to Michael A. Pomponi for services rendered.

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
Item 4.

Submission of Matters to a Vote of Security Holders

The annual meeting of the Company's shareholders was held on January 23, 2003. At the meeting, at which a quorum of the requisite number of shares under the Company's bylaws for the conduct of business was present either in person or by proxy, the following items were voted on by the shareholders with the following results:

1.	Election of Directors:	For:	Withheld

	Eric Steenburgh	22,543,200	4,940

	Keith E. Gleasman	22,543,800	4,340

	Morton A. Polster	22,543,700	4,440

	Herbert H. Dobbs	22,542,500	5,640

	James A. Gleasman	22,544,100	4,040

	Gary A. Siconolfi	22,543,000	4,640

	Joseph Alberti	22,543,500	5,140

	Daniel R. Bickel	22,543,500	4,640

2.	Ratification of the appointment of Eisner, LLP by the Audit Committee of the Board of Directors as independent auditors for the fiscal year ending December 31, 2002.

	For	Against	Abstain
	22,536,485	8,815	2,840

3.	Management Survey: would shareholders prefer the annual report, proxy statement and other shareholder communications -

	Electronically	CD-ROM	Mail
	470,011	174,897	642,218

Item 5.	Other Information

	None

Item 6.	Exhibits and Reports on Form 8-K

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

TORVEC, INC.
Date: May 14, 2003	By: /S/ KEITH E. GLEASMAN Keith E. Gleasman President
Date: May 14, 2003	By: /S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial and Accounting Officer

CERTIFICATION

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

Date: May 14, 2003	/S/ ERIC STEENBURGH Eric Steenburgh Chief Executive Officer

CERTIFICATION

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

Date: May 14, 2003	/S/ SAMUEL BRONSKY Samuel M. Bronsky Chief Financial Officer

EXHIBIT INDEX
EXHIBIT			PAGE

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

In connection with the Quarterly Report of Torvec, Inc. ("Torvec") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Eric Steenburgh, CEO and Samuel Bronsky, Chief Financial Officer of Torvec, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Torvec, Inc.

/S/ ERIC STEENBURGH
Eric Steenburgh
CEO
May 14, 2003

/S/ SAMUEL BRONSKY
Samuel Bronsky
Chief Financial Officer
May 14, 2003

Issuer Statement

A signed original of this written statement required by Section 906 has been provided to Torvec, Inc. and will be retained by Torvec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.