Form 10QSB
period 2003-06-30
TORVEC INC
filed 2003-08-14
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                          June 30, 2003
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

                   YES  [ X ]               NO [     ]

As of June 30, 2003, there were outstanding 27,253,381, shares of the Company's common stock, $.01 par value. Options for 1,686,047 shares of the Company's common stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)
INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 2002 and June 30, 2003 (Unaudited)	3
	Torvec, Inc. Condensed Statements of Operations (Unaudited) - Six Months Ended June 30, 2003, Six Months Ended June 30, 2002, September 25, 1996 (Inception) through June 30, 2003	4
	Torvec, Inc. Condensed Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2003, Six Months Ended June 30, 2002, September 25, 1996 (Inception) through June 30, 2003	5
	Notes to Financial Statements	6
Item 2.	Plan of Operation	13
Item 3.	Controls and Procedures	20
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22
SIGNATURE PAGE		27
EXHIBIT INDEX		32

TORVEC, INC.
(a development stage company)
CONDENSED BALANCE SHEET
	June 30, 2003 (Unaudited)	December 31, 2002
ASSETS CURRENT ASSETS:
Cash	$ 155,000	$ 293,000
Accounts Receivable	9,000	0
Prepaid Expenses	43,000	10,000
	-------------	-------------
Total Current Assets	207,000	303,000
	-------------	-------------
PROPERTY AND EQUIPMENT:
Office equipment	15,000	15,000
Transportation equipment	53,000	53,000
	-------------	-------------
	68,000	68,000
LESS: ACCUMULATED DEPRECIATION	64,000	62,000
	-------------	-------------
Net equipment	4,000	6,000

LICENSE, net of accumulated amortization of $437,000 and $353,000, respectively	2,823,000	2,907,000

Total Assets	$ 3,034,000	$ 3,216,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 341,000	$316,000
Current maturities of long-term debt	0	2,000
Loans payable and advances - stockholders and officers	28,000	28,000
Consulting fees payable - stockholders	155,000	56,000
	-------------	-------------
Total Current Liabilities	524,000	402,000

LONG-TERM LIABILITIES
Deferred revenue-long term	150,000	150,000
	-------------	-------------
	674,000	552,000
	-------------	-------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	777,000	765,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 100,000 shares authorized, 3,300,000 designated as Series A non-voting cumulative $.40 per share convertible preferred, 38,500 shares issued and outstanding (liquidation preference $166,000)	0	0
Common stock, $.01 par value, 40,000,000 shares authorized, 27,253,381 and 25,629,708 (including 109,890 shares issuable) issued and outstanding at June 30, 2003 and December 31, 2002, respectively	272,000	256,000
Additional paid-in capital	21,647,000	20,786,000
Deficit accumulated during the development stage	(20,336,000)	(19,143,000)
	----------------	----------------
Total Stockholders' Equity	1,583,000	1,899,000
	----------------	----------------
Total Liabilities and Stockholder's Equity	$3,034,000	$3,216,000
	=========	=========
See Notes to Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	September 25, 1996 (Inception) Through June 30, 2003

COST AND EXPENSES:
Research and development	$217,000	$282,000	$544,000	$795,000	$6,598,000
General and administrative	556,000	1,233,000	851,000	2,138,000	14,226,000
	----------------	----------------	----------------	----------------	----------------
Loss Before Minority Interest	(773,000)	(1,515,000)	(1,395,000)	(2,933,000)	(20,824,000)

Minority Interest in Loss of Consolidated Subsidiary	111,000	91,000	202,000	91,000	488,000
	----------------	----------------	----------------	----------------	----------------
Net loss	(662,000)	(1,424,000)	(1,193,000)	(2,842,000)	(20,336,000)

Preferred Dividend	4,000	4,000	8,000	4,000	20,000
	----------------	----------------	----------------	----------------	----------------
Net Loss Attributable to Common Stockholders	($666,000)	($1,428,000)	($1,201,000)	($2,846,000)	($20,356,000)
	=========	==========	==========	==========	===========

Basic and Diluted Loss Per Share	($0.03)	($0.06)	($0.05)	($0.12)
	=========	==========	==========	==========

Weighted average number of shares of common stock -basic and diluted	26,435,000	24,500,000	26,145,000	23,957,000
	==========	==========	==========	==========

See Notes to Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	September 25, 1996 (Inception) Through June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($1,193,000)	($2,842,000)	($20,336,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,000	91,000	501,000
Minority interest in loss of consolidated subsidiary	(202,000)	(91,000)	(488,000)
Compensation expense attributable to common stock in subsidiary	0	1,308,000	619,000
Common stock issued for services	336,000	723,000	4,736,000
Contribution of services	240,000	0	1,059,000
Compensatory common stock, options and warrants	46,000	0	5,686,000
Changes in other current assets and current liabilities:
Accounts Receivable	(9,000)	0	(9,000)
Prepaid Expenses	(33,000)	(28,000)	117,000
Accounts payable and accrued expenses	124,000	291,000	2,139,000
Deferred revenue	0	0	150,000
	-----------------	-----------------	-----------------
Net cash (used in) operating activities	(605,000)	(548,000)	(5,826,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	0	(3,000)	(68,000)
Cost of acquisition	0	0	(16,000)
	-----------------	-----------------	-----------------
Net cash used in investing activities	0	(3,000)	(84,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, common stock and exercise of options and warrants and sale of subsidiary stock	469,000	613,000	6,352,000
Proceeds from long-term borrowings	0	0	29,000
Repayment of long-term debt	(2,000)	(3,000)	(29,000)
Proceeds from (repayments of) stockholders' loans-net	0	(63,000)	78,000
Distributions	0	0	(365,000)
	-----------------	-----------------	-----------------
Net cash provided by financing activities	467,000	547,000	6,065,000
	-----------------	-----------------	-----------------
NET INCREASE (DECREASE) IN CASH	(138,000)	(4,000)	155,000

CASH - BEGINNING OF PERIOD	293,000	13,000	0
	-----------------	-----------------	-----------------
CASH - END OF PERIOD	$155,000	$9,000	$155,000
	==========	==========	==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock, warrants, and options in settlement of liabilities	$176,000	$1,122,000
Notes payable exchanged for common stock		$50,000

See Notes to Financial Statements

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

Note 1 Financial Statement Presentation

The information contained herein with respect to the six and three month periods ended June 30, 2003 and June 30, 2002 and the period from September 25, 1996 (inception) through June 30, 2003 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the six month period ended June 30, 2003, and since inception. The results are not necessarily indicative of results to be expected for the year.

For the period from inception through June 30, 2003, the Company has accumulated a deficit of $20,336,000, and has been dependent upon equity financing, loans from shareholders and the exchange of stock for services to meet its obligations and sustain operations. The Company is in the development stage and its efforts have been principally devoted to research and development, raising capital and marketing of principal products. Additional financing or a joint venture relationship will be required by the Company to fund its activities.

Certain amounts in 2002 have been reclassified to conform to current year presentation.

Note 2 The Company

Torvec, Inc. (the Company) was incorporated in New York on September 25, 1996. The Company, which is in the development stage, specializes in automotive technology.

On November 29, 2000 the Company acquired Ice Surface Development, Inc. ("Ice"). Ice, which is also in the development stage, has a license and technology associated with ice removal and adhesion. On March 31, 2002 the Company granted 28% of Ice to three former officers of Torvec, Inc. in exchange for forfeiting of previously granted fully vested options. The exchange was valued at $618,000 based upon the value of the options forfeited at March 31, 2002. The difference between the Company's share of the deemed proceeds of $618,000 and the carrying portion of the Company's investment deemed sold is reflected as a gain or loss in the stockholders' equity.

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

During the three months ended June 30, 2003, Ice sold 236,842 shares of Ice common stock at $.76 per share and yielded net proceeds of $169,000 pursuant to a private placement. In connection therewith the placement agent was granted 47,368 warrants to purchase Ice shares of common stock. Such warrants are exercisable at $ .76 per share through June, 2008. As a result of this transaction, the Company recorded a gain of $68,000 which reflects the carrying amount of the portion of its investment that was deemed sold and is reflected in the stockholders' equity. Pursuant to Ice's private placement the Company, has reserved the right but not the obligation, for a period not to exceed 30 months from June 9, 2003 or any subsequent offering of Ice stock, to purchase all of the capital stock of Ice (including shares to be issued upon exercise of outstanding warrants of Ice) at a purchase price equal to the greater of $3.00 per share or the appraised value of Ice whith such appraisal capped at $6.00 per share.

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

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

At June 30, 2003, the Company had one stock-based employee compensation plan, and the Company's subsidiary had no stock-based employee compensation plan. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended SFAS No. 123, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25 and related interpretations including FIN No. 44. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plan:

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003
	Six Months Ended June 30,	Six Months Ended June 30,
	2003	2002
Net loss, as reported	$(1,193,000)	$(2,846,000)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	0	(28,000)
Pro forma net loss	$(1,193,000)	$(2,874,000)

Loss per share:
Basic and diluted - as reported	$(0.05)	$ (0.12)
Basic and diluted - pro forma	$(0.05)	$ (0.12)

	Three Months Ended June 30,	Three Months Ended June 30,
	2003	2002
Net loss, as reported	($662,000)	($1,424,000)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	0	(28,000)
Pro forma net loss	($662,000)	($1,452,000)

Loss per share:
Basic and diluted - as reported	$(0.03)	$(0.06)
Basic and diluted - pro forma	$(0.03)	$(0.06)

The Company did not grant fixed stock options to acquire shares of its common stock to its employees during the three-months ended June 30, 2003 and June 30, 2002.

Impairment or Disposal of Long-Lived Assets

The Company follows Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets.

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

Note 4 Common and Preferred Stock

In January 2002, the Company authorized the sale of up to 2,000,000 shares of its Series A Non-Voting Cumulative Convertible Preferred Stock ("Series A"). Through June 30, 2003, the Company has sold 38,500 shares at $4.00 per share of its Series A in a private placement offering for approximately $142,000 in net cash proceeds. Each share of Series A is convertible into one share of voting common stock and entitles the holder to dividends accruing at $.40 per share. The holder has the right to convert after one year subject to Board approval. The offering terminated on July 31, 2002. In connection therewith the Company granted the Placement Agent 5,000 Series A Warrants, exercisable for five years at an exercise price of $1.52 per share. Such warrant was treated as a cost of the offering. In addition, the Placement Agent was granted 10,000 warrants for providing certain financial analysis for the Company. The warrant is exercisable at $.30 per share and is exercisable for 5 years. The warrant also contains a cashless exercise feature. The Company valued the warrant at $8,000 using Black-Scholes option pricing model and charged operations during the six months ended June 30, 2002.

On February 3, 2003 the Company sold 111,112 restricted shares to a shareholder for $150,000.

On May 5, 2003 the Company sold 250,000 restricted shares to a shareholder for $200,000.

During the three months ended March 31, 2003, the Company issued 9,140 restricted shares for services aggregating approximately $7,000.

For other stock issuances, see notes 6, 9 and 11.

Note 5 Related Party Transactions

The Company has entered into consulting agreements with members of the Gleasman family. Included in research and development and general and administrative expenses for the six months ended June 30, 2003 and 2002 is $112,500 and $112,500 respectively for consulting fees due under the agreements.

At June 30, 2003, loans and advances from stockholders and officers of $28,000 are non-interest bearing and have no fixed date of repayment.

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

Note 6 Consultant Stock Plan

The Company's Business Consultant Stock Plan as amended, ("the Plan") provides for the granting of 1,750,000 shares of the Company's $.01 par value stock, which may be issued from time to time to business consultants and advisors.

For the three months ended June 30, 2003, 230,602 shares were issued under the Plan to consultants in exchange for services and amounts owed to these consultants. Also, for the three months ended March 31, 2003, 238,381 shares were issued under the plan for services and amounts owed. The shares were valued at the market value of the shares on the date immediately prior to the date of issuance and approximated $151,000 and $176,000 for the three months ended June 30, 2003 and March 31, 2003 respectively.

Note 8 Litigation

The Company is not a party to any pending, material litigation. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

Note 9 Employment Agreements

On August 1, 2001, the Company entered into three-year employment agreements with its Chief Executive Officer and Chief Operating Officer. The employment agreements provide for annual base salary of $240,000 pro rated for calendar year 2001 and increasing thereafter by $20,000 per annum. In addition, the agreements provide for an annual bonus of $60,000 for calendar year 2001 and increasing thereafter by $60,000 per annum. On September 1, 2001 the Company entered into a three-year employment agreement with its Vice President - Manufacturing. The employment agreement provides for annual base salary of $144,000 pro rated for calendar year 2001 and increasing by $16,000 for calendar year 2002, and increasing thereafter by $30,000 per annum. In addition, the agreement provides for annual bonuses of $25,000, $40,000 and $50,000 for calendar years 2001, 2002 and 2003, respectively. At March 31, 2002 amounts owing under these employment agreements aggregating approximately $633,000 were settled through the issuance of 448,865 warrants to purchase common stock at an exercise price of $.01. On March 20, 2003, 130,000 of these options were exercised. (See Note 11)

Effective March 31, 2002 the agreements were terminated and the officers resigned from the Company. Simultaneously, Ice executed employment agreements with the individuals in the name of Ice with the same terms as previously executed and the individuals became officers of Ice. As of March 31, 2003 and December 31, 2002, these individuals contributed $240,000 and $720,000 respectively, of accrued compensation to Ice's capital.

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

The Company may pay all compensation under these terminated agreements either in cash or common stock as determined by the Board of Directors. In connection with these agreements, the Company granted 450,000 options at $5.00 per share. The term of the options granted shall be for a period of 10 years and vest immediately. These options were exchanged for a 28% interest in Ice in March 2002. (See note 2)

During the three months ended March 31, 2003, the Company issued 148,387 shares to the officers of Ice in exchange for approximately $122,000 owed to them for services performed for Ice. These shares were issued under the Business Consultants Stock Plan. (See Note 6)

During the three months ended June 30, 2003 the Company issued 52,911 shares to the officers of Ice in exchange for approximately $40,000 owed to them for expenses incurred during the first quarter, 2003.

Note 10 Variable Gear LLC

On January 1, 2008, the Company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. The Company does not share in any profit or losses in this entity. At March 31, 2003 such fair market value cannot yet be reasonably estimated.

Note 11 Warrants

On March 20, 2003, three former officers of the company who are currently officers of our subsidiary, Ice, exercised warrants to acquire 130,000 common shares. The warrants had previously been issued to the officers in payment of compensation under their former employment agreements. During June 2003, Swartz Private Equity LLC exercised warrants in a cashless exercise and received 654,432 shares of common stock.

Note 12 Options

During the three months ended June 30, 2003 the Company issued 50,000 options to a consultant to purchase common stock at an exercise price of $2.26 exercisable through May 2013. The options vest immediately and the Company valued these options using Black Schole Option pricing model and charged $46,000 to research and development in the accompanying condensed statement of operations.

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

Business Strategy

The company's overall business strategy relating to its automotive inventions is:

o	to license or sell our Iso-Torque™ differential to a first-tier supplier of automotive and truck systems and component parts;

o	to license or sell our generation III infinitely variable transmission to a first-tier supplier of automotive and truck systems and component parts;

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

The company's plan of operation relative to its automotive inventions during fiscal 2003 is:

o	to license or sell our Iso-Torque™ differential to a first-tier supplier of automotive and truck systems and component parts;

o

to install our generation III infinitely variable transmission using an electronically controlled 2004 emissions compliant Cummins turbo-diesel engine in a 2003 Dodge Ram 3/4 ton 4x4 quad cab pickup truck;

o	to road test the truck to ascertain the fuel economies and emission reductions achieved by the infinitely variable transmission with respect to this application;

o	to license or sell our generation III infinitely variable transmission to a first-tier supplier of automotive and truck systems and component parts;

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

          The company's overall business strategy relating to its ice technology, which alters adherence of ice to vehicle surfaces, is

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

          The company's ice technology is held through its majority-owned subsidiary, Ice Surface Development, Inc. ("ISDI") Our subsidiary has made significant progress in identifying three distinct methods for de-icing -- electrolysis, high frequency and pulse. The ice technology has been demonstrated in a lab environment to rapidly de-ice surfaces such as glass and metal, and, in an alternative configuration, has also been demonstrated in the lab to increase the adherence of tire compounds to icy surfaces.

          ISDI has recently developed a relationship with a key process technology provider. This relationship provides ISDI with the capabilities to develop unique, proprietary manufacturing processes for applying "invisible" circuits, shown in the lab to electronically free a build-up of ice and snow from glass surfaces in a matter of seconds. Several prototypes have been developed that further demonstrate the ability to lay down invisible conductive circuits in the necessary patterns and to optically correct any visual distortion. The next stage of development includes larger prototypes designed to be fully functional, i.e., to remove ice rapidly on these larger surfaces and meet industry requirements for wear, light transmission, reliability and cost.

          Nissan Diesel America has supplied ISDI with sample windshields for prototype development of the deicing system for testing this winter with a fleet customer who operates across the north and central United States.

          The company has also entered into a relationship with a major tier 1 supplier of automotive sensors, windshield wipers and vision system components. ISDI will supply its ice removal technology for selected components to be fitted on two demonstration cars. The cars will be used for demonstration purposes, primarily in the Detroit area, which affords ISDI a great opportunity to showcase its proprietary technology. Active discussions are also underway with manufacturers or purchasers of automotive windshields and other glass components.

          ISDI has initiated a private placement of up to 1,580,000 shares of its common stock to raise up to $1,200,000 to implement its development strategy. The offering, which commenced on June 9, 2003, is being made on a best efforts basis through Athena Capital Partners, Inc., Tampa, Fl. as exclusive placement agent. The offering will expire on November 9, 2003, subject to a 2 month extension if 50% of the offering has been subscribed.

          Torvec has reserved the right, but not the obligation, for a period not to exceed 30 months from June 9, 2003 or any subsequent offering of ISDI stock, to purchase all of the capital stock of ISDI at a purchase price equal to the greater of $3.00 per share or the appraised value of ISDI with such appraisal capped at $6.00 per share.

IVT Update

          As publicly announced on June 30, 2003 we have conducted actual, real world tests of our infinitely variable transmission (IVT). Tests results demonstrate that the IVT's performance exceeds industry standards and management's expectations:

o

Hydraulic efficiency - the gold standard for measuring hydraulic efficiency is "blow by" - an industry term for measuring the amount of oil passing through the system without performing work. The blow by for seven cubic inch conventional commercial pumps is approximately 4.5 to 5 gallons a minute. We expected our system to do better - 1.2 to 1.5 gallons a minute. Management was pleasantly surprised when Torvec's 12 cubic inch system's blow by at 200 psi was .5 to .7 gallons a minute. All blow by is completely recaptured and reused.

o

Acceleration - the Dodge Ram 4x4 has been programmed to accelerate from 0 - 60 mph in 9 seconds, which is faster than the same vehicle with a gasoline engine and 3 seconds (25%) faster than a Dodge Ram with a diesel engine and automatic transmission.

o	Torque - management was very pleased that the torque generated by the vehicle is more than adequate to accomplish any task a 4x4 vehicle is designed to do.
o

Durability and Performance - Torvec designed and utilized stringent testing protocols throughout the testing period on all componentry to determine the durability, strength and function of the IVT. Five separate test inspections, which involved complete disassembly, inspection and reassembly of the IVT, revealed no catastrophic or other significant failures. Minor problems, such as cavitation, bearing lubrication and surface finishing were addressed and resolved.

          Testing procedures involved incorporating approximately 28 computer-linked sensors in the IVT to obtain real time results on the internal workings of the hydraulic pump/motor and gearing. While time was expended by utilization of this process in calculating and benchmarking the accuracy of gathered data, this methodology (which produces data and graphs each one-tenth of a second) is gaining respect and credibility in the industry in comparison with the more time consuming dynamonitor test-stand procedure.

          Torvec has retained Clean Air Technologies of Buffalo, New York, one of three nationwide companies whose certifications are acceptable to the EPA, to perform testing on both Torvec's Dodge Ram 4x4 with the IVT and an identical in all respects Dodge Ram 4x4 with the sole exception that the "control" vehicle has an automatic transmission in place of Torvec's IVT. Torvec and Clean Air Technologies will maintain the highest SAE and EPA testing standards in conducting all tests.

          Clean Air Technologies has scheduled completion of EPA testing on both the Torvec Dodge Ram 4x4 and the "control" Dodge Ram 4x4 the week of September 6, 2003.

Certain Second Quarter Information

          The net loss for the three months ended June 30, 2003 was $662,000 as compared to the three months ended June 30, 2002 net loss of $1,424,000. The decrease in the net loss of $762,000 is principally related to a decrease in compensation expense warrants amounting to $636,000.

          Research and development expenses for the three months ended June 30, 2003 amounted to $217,000 as compared to $282,000 for the three months ended June 30, 2002. The decrease amounted to $65,000 due to the reduction in the design work for the IVT.

          General and administrative expenses for the three months ended June 30, 2003 amounted to $556,000 as compared to $1,233,000 for the three months ended June 30, 2002. This decrease amounted to $677,000 and is principally due the same reasons as noted in the second above preceding paragraph.

Liquidity and Capital Resources

          The company's business activities during the quarter ended June 30, 2003 were funded through the sale of 250,000 shares of common stock for proceeds of $200,000 and the sale of 236,842 shares of ISDI's common stock for net proceeds of $169,000.

          At June 30, 2003, the company's cash position was $155,000 and it had a working capital deficit of $317,000. Included in the company's current liabilities are amounts payable of $317,000 which the company believes will be paid with future issuances of stock.

          The company's cash position at anytime during the quarter ended June 30, 2003 was directly dependent upon its success in selling stock since the company did not generate any revenues. The company does not anticipate generating any revenues from its business activities during the balance of its 2003 fiscal year.

          During the quarter ended June 30, 2003 the company issued 230,602 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, marketing research expenses, legal fees and associated expenses for ongoing patent work and reimbursement of ongoing employee expenses.

          We have not continued to access our Swartz equity line due to current stock market conditions. The company believes that, depending upon the short-term success of its ongoing negotiations with one or more joint venture candidates, it may be required to initiate a private placement in order to raise capital to build up to two production ready state-of-the-art FTVs.

          At June 30, 2003 loans payable to stockholders and officers amounted to $28,000 and are non-interest bearing and have no fixed date of repayment.

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

Impact of Inflation

          Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during the quarter ending June 30, 2003.

Quarterly Fluctuations

          As of June 30, 2003, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

CONTROLS AND PROCEDURES

          Eric Steenburgh and Samuel M. Bronsky, the company's chief executive officer and chief financial officer, respectively, have informed the Board of Directors that, based upon their evaluations of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (Form 10-QSB), such disclosure control and procedures are effective to ensure that information required to be disclosed by the company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure.

          Management, with the participation of the company's chief executive and chief financial officers, has concluded that there were no changes in the company's internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

          The company is not a party to any pending, material litigation. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the company.

Item 2:   Changes in Securities

          a)    Class A Preferred Shares

                    We ask that you refer to our annual report (Form 10-KSB) filed with the Securities and Exchange Commission on April 17, 2003 for a description of our Class A Preferred Shares. There are 3,300,000 authorized Class A Preferred Shares and 41,000 issued and outstanding.

          b)    Sales of Unregistered Securities

                   On May 16, 2003 the company issued 250,000 common shares to Robert C. Horton for $200,000.

                   On June 11, 2003, the company issued 67,134 common shares to Swartz Private Equity, LLC as the result of a "cashless" exercise of 100,000 commitment warrants.

                   On June 18, 2003, the company issued 587,298 common shares to Swartz Private Equity, LLC as the result of a "cashless" exercise of 793,520 commitment and purchase warrants.

                   These issuances were to existing shareholders who are familiar with the Company and accredited investors. The Company claims exemption from registration under section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities None
Item 4.	Submission of Matters to a Vote of Security Holders None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

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

Not applicable

(15)	Letter re unaudited interim financial information

Not applicable

(18)	Letter re change in accounting principles

Not applicable

(19)	Report furnished to security holders

Not applicable

(22)	Published report regarding matters submitted to vote of security holders

Not applicable

(23)	Consents of experts and counsel

Not applicable

(24)	Power of attorney

Not applicable

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Rule 1350 Certifications

(99)	Additional Exhibits

None.

(b)    Reports Filed on Form 8-K

          None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.
Date: August 14, 2003	By: /S/ KEITH E. GLEASMAN Keith E. Gleasman President
Date: August 14, 2003	By: /S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial and Accounting Officer

EXHIBIT INDEX
EXHIBIT			PAGE

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

Not applicable

(15)	Letter re unaudited interim financial information

Not applicable

(18)	Letter re change in accounting principles

Not applicable

(19)	Report furnished to security holders

Not applicable

(22)	Published report regarding matters submitted to vote of security holders

Not applicable

(23)	Consents of experts and counsel

Not applicable

(24)	Power of attorney

Not applicable

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Rule 1350 Certifications

(99)	Additional exhibits

None.

Exhibit 31.1

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

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based upon such evaluation; and

  c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003	/S/ ERIC STEENBURGH Eric Steenburgh Chief Executive Officer

Exhibit 31.2

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

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based upon such evaluation; and

  c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003	/S/ SAMUEL BRONSKY Samuel M. Bronsky Chief Financial Officer

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Torvec, Inc. ("Torvec") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Eric Steenburgh, CEO and Samuel Bronsky, Chief Financial Officer of Torvec, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Torvec, Inc.

/S/ ERIC STEENBURGH
Eric Steenburgh
CEO
August 14, 2003

/S/ SAMUEL BRONSKY
Samuel Bronsky
Chief Financial Officer
August 14, 2003

Issuer Statement

A signed original of this written statement required by Section 906 has been provided to Torvec, Inc. and will be retained by Torvec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.