Form 10QSB
period 2003-09-30
TORVEC INC
filed 2003-11-14
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                          September 30, 2003
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

                   YES  [ X ]               NO [     ]

As of September 30, 2003, there were outstanding 27,490,620 shares of the Company's common stock, $.01 par value. Options for 1,686,047 shares of the Company's common stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)
INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 2002 and September 30, 2003 (Unaudited)	3
	Torvec, Inc. Condensed Statements of Operations (Unaudited) - Nine Months Ended September 30, 2003, Nine Months Ended September 30, 2002, September 25, 1996 (Inception) through September 30, 2003	4
	Torvec, Inc. Condensed Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2003, Nine Months Ended September 30, 2002, September 25, 1996 (Inception) through September 30, 2003	5
	Notes to Financial Statements	6
Item 2.	Plan of Operation	15
Item 3.	Controls and Procedures	24
PART II	OTHER INFORMATION	25
Item 1.	Legal Proceedings	25
Item 2.	Changes in Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	25
SIGNATURE PAGE		30
EXHIBIT INDEX		31

TORVEC, INC.
(a development stage company)
CONDENSED BALANCE SHEET
	Sept. 30, 2003 (Unaudited)	December 31, 2002
ASSETS CURRENT ASSETS:
Cash	$ 71,000	$ 293,000
Accounts Receivable	0,000	0,000
Prepaid Expenses	88,000	10,000
	-------------	-------------
Total Current Assets	159,000	303,000
	-------------	-------------
PROPERTY AND EQUIPMENT:
Office equipment	15,000	15,000
Transportation equipment	53,000	53,000
	-------------	-------------
	68,000	68,000
LESS: ACCUMULATED DEPRECIATION	64,000	62,000
	-------------	-------------
Net equipment	4,000	6,000

LICENSE, net of accumulated amortization of $480,000 and $353,000, respectively	2,780,000	2,907,000

Total Assets	$ 2,943,000	$ 3,216,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 624,000	$316,000
Current maturities of long-term debt	0	2,000
Loans payable and advances - stockholders and officers	53,000	28,000
Consulting fees payable - stockholders	218,000	56,000
	-------------	-------------
Total Current Liabilities	895,000	402,000

LONG-TERM LIABILITIES
Deferred revenue-long term	150,000	150,000
	-------------	-------------
	1,045,000	552,000
	-------------	-------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	616,000	765,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 100,000 shares authorized, 3,300,000 designated as Series A non-voting cumulative $.40 per share convertible preferred, 44,075 shares issued and outstanding (liquidation preference $200,000),	0	0
Common stock, $.01 par value, 40,000,000 shares authorized, 27,490,620 and 25,629,708 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	275,000	256,000
Additional paid-in capital	22,089,000	20,786,000
Deficit accumulated during the development stage	(21,082,000)	(19,143,000)
	----------------	----------------
Total Stockholders' Equity	1,282,000	1,899,000
	----------------	----------------
Total Liabilities and Stockholder's Equity	$2,943,000	$3,216,000
	=========	=========
See Notes to Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended Sept. 30, 2003	Three Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2002	September 25, 1996 (Inception) Through Sept. 30, 2003

COST AND EXPENSES:
Research and development	$675,000	$468,000	$1,219,000	$1,263,000	$7,273,000
General and administrative	189,000	452,000	1,040,000	2,590,000	14,415,000
	----------------	----------------	----------------	----------------	----------------
Loss Before Minority Interest	(864,000)	(920,000)	(2,259,000)	(3,853,000)	(21,688,000)

Minority Interest in Loss of Consolidated Subsidiary	118,000	90,000	320,000	181,000	606,000
	----------------	----------------	----------------	----------------	----------------
Net loss	(746,000)	(830,000)	(1,939,000)	(3,672,000)	(21,082,000)

Preferred Dividend	4,000	4,000	12,000	8,000	24,000
	----------------	----------------	----------------	----------------	----------------
Net Loss Attributable to Common Stockholders	($750,000)	($834,000)	($1,951,000)	($3,680,000)	($21,106,000)
	=========	==========	==========	==========	===========

Basic and Diluted Loss Per Share	($0.03)	($0.03)	($0.07)	($0.15)
	=========	==========	==========	==========

Weighted average number of shares of common stock -basic and diluted	27,324,000	24,900,000	26,543,000	24,275,000
	==========	==========	==========	==========

See Notes to Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2002	September 25, 1996 (Inception) Through Sept. 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($1,939,000)	($3,672,000)	($21,082,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129,000	137,000	544,000
Minority interest in loss of consolidated subsidiary	(320,000)	(181,000)	(606,000)
Compensation expense attributable to common stock in subsidiary	0	1,316,000	619,000
Common stock issued for services	642,000	1,341,000	5,042,000
Contribution of services	240,000	480,000	1,059,000
Compensatory common stock, options and warrants	46,000	0	5,686,000
Changes in other current assets and current liabilities:
Accounts Receivable	0	0	0
Prepaid Expenses	(78,000)	(19,000)	72,000
Accounts payable and accrued expenses	470,000	(191,000)	2,485,000
Deferred revenue	0	0	150,000
	-----------------	-----------------	-----------------
Net cash (used in) operating activities	(810,000)	(789,000)	(6,031,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	0	(3,000)	(68,000)
Cost of acquisition	0	0	(16,000)
	-----------------	-----------------	-----------------
Net cash used in investing activities	0	(3,000)	(84,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, common stock and exercise of options and warrants and sale of subsidiary stock	565,000	1,309,000	6,448,000
Proceeds from long-term borrowings	0	0	29,000
Repayment of long-term debt	(2,000)	(5,000)	(29,000)
Proceeds from (repayments of) stockholders' loans-net	25,000	(81,000)	103,000
Distributions	0	0	(365,000)
	-----------------	-----------------	-----------------
Net cash provided by financing activities	588,000	1,223,000	6,186,000
	-----------------	-----------------	-----------------
NET INCREASE (DECREASE) IN CASH	(222,000)	431,000	71,000

CASH - BEGINNING OF PERIOD	293,000	13,000	0
	-----------------	-----------------	-----------------
CASH - END OF PERIOD	$71,000	$444,000	$71,000
	==========	==========	==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock, warrants, and options in settlement of liabilities	$176,000	$1,122,000
Notes payable exchanged for common stock		$50,000
Loss on exchange of minority interest		850,000
See Notes to Financial Statements

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

Note 1 Financial Statement Presentation

The information contained herein with respect to the nine and three month periods ended September 30, 2003 and September 30, 2002 and the period from September 25, 1996 (inception) through September 30, 2003 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the nine month period ended September 30, 2003, and since inception. The results are not necessarily indicative of results to be expected for the year.

For the period from inception through September 30, 2003, the Company has accumulated a deficit of $21,082,000, and has been dependent upon equity financing, loans from shareholders and the exchange of stock for services to meet its obligations and sustain operations. The Company is in the development stage and its efforts have been principally devoted to research and development, raising capital and marketing of principal products. Additional financing or a joint venture relationship will be required by the Company to fund its activities.

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

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

During the nine months ended September 30, 2003, Ice sold sold an aggregate of 308,039 shares of Ice common stock at $.76 per share and yielded proceeds of approximately $234,000 pursuant to a private placement. In connection therewith the placement agent was granted 47,368 warrants to purchase Ice shares of common stock. Such warrants are exercisable at $ .76 per share through June, 2008. As a result of this transaction, the Company recorded a gain of $110,000 which reflects the carrying amount of the portion of its investment that was deemed sold and is reflected in the stockholders' equity. Pursuant to Ice's private placement the Company, has reserved the right but not the obligation, for a period not to exceed 30 months from June 9, 2003 or any subsequent offering of Ice stock, to purchase all of the capital stock of Ice (including shares to be issued upon exercise of outstanding warrants of Ice) at a purchase price equal to the greater of $3.00 per share or the appraised value of Ice with such appraisal capped at $6.00 per share.

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

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of income and expenses during the reported period. Actual results could differ from these estimates.

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

At September 30, 2003, the Company had one stock-based employee compensation plan, and the Company's subsidiary had no stock-based employee compensation plan. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended SFAS No. 123, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25 and related interpretations including FIN No. 44. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plan:

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003
	Nine Months Ended Sept. 30,	Nine Months Ended Sept. 30,
	2003	2002
Net loss, as reported	$(1,939,000)	$(3,672,000)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	0	(28,000)
Pro forma net loss	$(1,939,000)	$(3,644,000)

Loss per share:
Basic and diluted - as reported	$(0.08)	$ (0.15)
Basic and diluted - pro forma	$(0.08)	$ (0.15)

	Three Months Ended Sept. 30,	Three Months Ended Sept. 30,
	2003	2002
Net loss, as reported	($746,000)	($830,000)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	0	(28,000)
Pro forma net loss	($746,000)	($802,000)

Loss per share:
Basic and diluted - as reported	$(0.03)	$(0.03)
Basic and diluted - pro forma	$(0.03)	$(0.03)

The Company did not grant fixed stock options to acquire shares of its common stock to its employees during the three-months ended September 30, 2003 and September 30, 2002.

Impairment or Disposal of Long-Lived Assets

The Company follows Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets.

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

Note 4 Common and Preferred Stock

In January 2002, the Company authorized the sale of up to 2,000,000 shares of its Series A Non-Voting Cumulative Convertible Preferred Stock ("Series A"). The Company sold 38,500 shares at $4.00 per share of its Series A in a private placement offering for approximately $142,000 in net cash proceeds. Each share of Series A is convertible into one share of voting common stock and entitles the holder to dividends accruing at $.40 per share. The holder has the right to convert after one year subject to Board approval. The offering terminated on July 31, 2002. In connection therewith the Company granted the Placement Agent 5,000 Series A Warrants, exercisable for five years at an exercise price of $1.52 per share. Such warrant was treated as a cost of the offering. In addition, the Placement Agent was granted 10,000 warrants for providing certain financial analysis for the Company. The warrant is exercisable at $.30 per share and is exercisable for 5 years. The warrant also contains a cashless exercise feature. The Company valued the warrant at $8,000 using Black-Scholes option pricing model and charged operations during the nine months ended September 30, 2002. During the three months ended September 30, 2003, the placement exercised 10,000 warrants using the cashless exercise feature and resulted in 8,680 shares of common stock being issued. On September 29, 2003 the Company sold 5,575 Class A Non-Voting, Cumulative Convertible Preferred Stock to Robert C. Horton for $22,298.

On February 3, 2003 the Company sold 111,112 restricted shares to a shareholder for $100,000.

On May 5, 2003 the Company sold 250,000 restricted shares to a shareholder for $200,000.

During the three months ended March 31, 2003, the Company issued 9,140 restricted shares for services aggregating approximately $7,000.

On September 10, 2003 the Company sold 8,000 common shares for $20,000.

On September 16, 2003, the Company issued 35,000 shares for services to a shareholder valued at $82,500.

For other stock issuances, see notes 6,7 and 9.

Note 5 Related Party Transactions

The Company has entered into consulting agreements with members of the Gleasman family. Included in research and development and general and administrative expenses for the nine months ended September 30, 2003 and 2002 is $112,500 and $112,500 respectively for consulting fees due under the agreements.

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

At September 30, 2003, loans and advances from stockholders and officers of $53,000 are non-interest bearing and have no fixed date of repayment.

Note 6 Consultant Stock Plan

The Company's Business Consultant Stock Plan as amended, ("the Plan") provides for the granting of 2,600,000 shares of the Company's $.01 par value stock, which may be issued from time to time to business consultants and advisors.

For the three months ended September 30, 2003, 168,059 shares were issued under the Plan to consultants in exchange for services and amounts owed to these consultants. For the nine months ended September 30, 2003, 637,048 shares were issued under the plan for services and amounts owed. The shares were valued at the market value of the shares on the date immediately prior to the date of issuance and approximated $306,000 and $633,000 for the three and nine months ended September 30, 2003 respectively.

Note 7 Employment Agreements

On August 1, 2001, the Company entered into three-year employment agreements with its Chief Executive Officer and Chief Operating Officer. The employment agreements provide for annual base salary of $240,000 pro rated for calendar year 2001 and increasing thereafter by $20,000 per annum. In addition, the agreements provide for an annual bonus of $60,000 for calendar year 2001 and increasing thereafter by $60,000 per annum. On September 1, 2001 the Company entered into a three-year employment agreement with its Vice President - Manufacturing. The employment agreement provides for annual base salary of $144,000 pro rated for calendar year 2001 and increasing by $16,000 for calendar year 2002, and increasing thereafter by $30,000 per annum. In addition, the agreement provides for annual bonuses of $25,000, $40,000 and $50,000 for calendar years 2001, 2002 and 2003, respectively. At March 31, 2002 amounts owing under these employment agreements aggregating approximately $633,000 were settled through the issuance of 448,865 warrants to purchase common stock at an exercise price of $.01. During the three and nine months ended September 30, 2003, 50,000 and 180,000 of these options were exercised respectively. (See Note 9)

Effective March 31, 2002 the agreements were terminated and the officers resigned from the Company. Simultaneously, Ice executed employment agreements with the individuals in the name of Ice with the same terms as previously executed and the individuals became officers of Ice. As of September 30, 2003 and December 31, 2002, these individuals contributed $240,000 and $720,000 respectively, of accrued compensation to Ice's capital.

TORVEC, INC.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

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

Note 8 Variable Gear LLC

On January 1, 2008, the Company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. The Company does not share in any profit or losses in this entity. At September 30, 2003 such fair market value cannot yet be reasonably estimated.

Note 9 Warrants

On March 20, 2003 and September 26, 2003, three former officers of the company who are currently officers of our subsidiary, Ice, exercised warrants to acquire 180,000 common shares. The warrants had previously been issued to the officers in payment of compensation under their former employment agreements. During June 2003, Swartz Private Equity LLC exercised all of their remaining warrants in a cashless exercise and received 654,432 shares of common stock.

Note 10 Options

During the three months ended June 30, 2003 the Company issued 50,000 options to a consultant to purchase common stock at an exercise price of $2.26 exercisable through May 2013. The options vest immediately and the Company valued these options using Black Schole Option pricing model and charged $46,000 to research and development in the accompanying condensed statement of operations.

Note 11 Subsequent Event

On October 9, 2003 the Board of Directors granted 225,000 options to the three new Board Members under the 1998 Stock Option Plan. The options vest immediately and have an exercise price of $5.00 per share.

Note 12 Impact of Recently Issued Accounting Pronouncements

On January 17, 2003, the Securities and Exchange Commission issued FIN 46, Consolidation of Variable Interest Entities (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make addition disclosures. FIN 46 is effective immediately for VIEs created after January 31, 2003. A company with a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46 no later than the beginning of the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS No. 150). FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of FAS No. 150 did not have an impact on our financial position.

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

Business Strategy

The company's overall business strategy relating to its automotive inventions is:

o	to sell our Iso-Torque™ differential to an automotive manufacturer or a first-tier supplier of automotive and truck systems and component parts;

o	to sell our generation III infinitely variable transmission to an automotive manufacturer or a first-tier supplier of automotive and truck systems and component parts;

o	to sell our hydraulic pump and motor and constant velocity joint, which includes our spherical gearing, to automotive and truck manufacturers, suppliers and component part assemblers;

o

ultimately, to manufacture, market and sell, either directly, through others or jointly, the FTV™ , including the steering drive and suspension for tracked vehicles to domestic and foreign customers, especially in the Asian, African, South and Central American markets.

The company's plan of operation relative to its automotive inventions during the balance of fiscal 2003 is:

o	to sell our Iso-Torque™ differential to an automotive manufacturer or a first-tier supplier of automotive and truck systems and component parts;

o

to complete emissions and fuel-efficiency testing of our generation III infinitely variable transmission using an electronically controlled 2004 emissions compliant Cummins turbo-diesel engine in a 2003 Dodge Ram 3/4 ton 4x4 quad cab pickup truck;

o	to sell our generation III infinitely variable transmission to an automotive manufacturer or first-tier supplier of automotive and truck systems and component parts;

o	to continue to improve the company's inventions and, where appropriate, to obtain patent protection on such new improvements.

          The company's website is www.torvec.com, and information regarding the company and all of its inventions can be found on such website.

          On June 29, 2000, the company announced that it had granted an exclusive, world-wide license of all its automotive technology to Variable Gear, LLC for the aeronautical and marine markets. Variable Gear will pay the company 4% royalties for 7 years after which the company is obligated to repurchase the license. Variable Gear is owned 51% by Robert C. Horton, Chariman and CEO of Ultrafab, Inc. and a company shareholder. The company owns the remaining 49%. The company does not share in any profit or losses in this entity. Variable Gear has initiated discussions with a number of boat manufacturers, but to date it has not commenced operations or sublicensed our automotive technology in its markets.

          On October 6, 2003 the company announced that it had engaged the boutique investment banking firm of Billow Butler & Company, LLC of Chicago, Illinois ("BBC") to launch a marketing effort with the aim of selling certain, and possibly all of Torvec's automotive technologies. A complete copy of the engagement letter is found as Exhibit 10.21 to this Quarterly Report (Form 10-QSB).

         We believe that the engagement of BBC constitutes the next logical step in executing our business strategy for the benefit of all of our shareholders. From the company's inception, our strategy has been to develop highly refined, pre-production prototypes of our hydraulic pump and motor, constant velocity joint (which includes our spherical gearing), infinitely variable transmission and, more recently, our Iso-Torque™ differential and to sell these technologies to an auto manufacturer and/or first-tier supplier. The proceeds generated from these sales would enable us to manufacture, market and sell our FTV™ (Full Terrain Vehicle), including the steering drive and suspension for tracked vehicles, to domestic and foreign customers, expecially in the Asian, African, South and Central American markets.

          This remains our strategy today and we have engaged BBC to assist us in orchestrating its execution. However, if during the negotiating process with respect to the sale of one or more of our technologies, we receive a bona fide, realistic offer to sell the entire company, our board will entertain such an offer, obtain a fairness opinion and if favorable, present it to our stockholders for consideration.

          The company's overall business strategy relating to its ice technology, which alters adherence of ice to vehicle surfaces, is

o	to continue our development efforts necessary to position the ice technology for sale or license to one or more candidates, whether domestic or foreign;

o	to license or sell the ice technology.

          The company's license agreement with Dartmouth provides for a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income. As of September 30, 2003 the company has not been required to pay any additional royalties above minimum.

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

          ISDI has also entered into a relationship with a major tier 1 supplier of automotive sensors, windshield wipers and vision system components. ISDI will supply its ice removal technology for selected components to be fitted on two demonstration cars. The cars will be used for demonstration purposes, primarily in the Detroit area, which affords ISDI a great opportunity to showcase its proprietary technology. Active discussions are also underway with manufacturers or purchasers of automotive windshields and other glass components.

          ISDI has initiated a private placement of up to 1,580,000 shares of its common stock to raise up to $1,200,000 to implement its development strategy. The offering, which commenced on June 9, 2003, is being made on a best efforts basis through Athena Capital Partners, Inc., Tampa, Fl. as exclusive placement agent. The offering expired on November 9, 2003. ISDI received approximately $234,000 in exchange for an aggregate 308,039 shares of ISDI common stock.

          Torvec has reserved the right, but not the obligation, for a period not to exceed 30 months from June 9, 2003 or any subsequent offering of ISDI stock, to purchase all of the capital stock of ISDI at a purchase price equal to the greater of $3.00 per share or the appraised value of ISDI with such appraisal capped at $6.00 per share.

          ISDI has sold approximately 308,039 common shares for proceeds of approximately $234,110 through September 30, 2003.

IVT Update

  a)    Fuel Efficiency Test Results

          Actual real world tests conducted to date have demonstrated that Torvec's Dodge Ram 4x4 diesel truck with our infinitely variable transmission generates a 96% increase in fuel mileage over that obtained by a gasoline powered, 4-speed automatic 4x4 truck of comparable weight and horsepower to the most popular SUVs. The 96% figure was not adjusted upward to account for the fact that the testing weight for the heavy duty Dodge Ram was 8,000 lbs. versus the 6,040 lb. testing weight for the gasoline powered truck.

          The tests were conducted and verified by the independent engineering firm of Viewpoint Systems, Inc., a "Select Integrator" of National Instruments www.viewpointusa.com. Viewpoint utilized an accepted protocol pursuant to which measurements were taken based upon the actual amount of fuel consumed.

          The IVT-equipped Dodge Ram was tested in a series of nine runs covering a total of 13.4 miles using 94 fluid ounces of fuel with an average speed of 19.2 miles per hour. The observed fuel consumption for this series was 18.2 miles per hour. The gasoline powered 4-speed automatic truck was tested in a series of eight runs covering a total of 12.5 miles using 172 fluid ounces of fuel with an average speed of 18.4 miles per hour. The observed fuel consumption for this series was 9.3 miles per gallon. The observed fuel consumption difference between these two series of tests is 18.2/9.3 or a 96% improvement in fuel consumption.

          The tests were conducted at low speeds because Torvec has concentrated on improving fuel mileage for city driving and low speeds are reflective of various city driving scenarios.

          These tests confirm Torvec's previously announced expectations regarding the fuel efficiency of our infinitely variable transmission. Management believes that these fuel economies are achieved because the IVT:

o	eliminates the need for an inefficient torque converter;
o	involves fewer moving parts (approximately 250 to approximately 720 for an automatic transmission); and
o	provides better overall engine management, i.e. speeds of 0-20 are achieved at nearly idle which cannot be accomplished with a torque converter. 18

          In addition to demonstrating that our transmission achieved superior fuel economy, the tests also confirmed that other objectives, long sought by the automotive industry, were achieved:

o	the elimination of "vehicle creep", a characteristic of an automatic transmission vehicle at rest without application of the brake;
o

interchangeability, i.e. Torvec's infinitely variable transmission fit in the same space as an existing automatic transmission, thus, eliminating the need for major costly design changes to car and truck frames;

o	the development of an advanced accumulator system which will generate significant additional fuel savings.

(b) Accumulator Significance.

          An accumulator system provides a method to store and use otherwise wasted energy created by overcoming the inertia of a vehicle slowing down and completely stopping. This stored energy can then be used to accelerate the vehicle again, for example in stop and go traffic. Published results released by Eaton and the Ford Motor Company indicate that vehicles can achieve an additional 25% to 30% fuel savings by using an accumulator system.

          However, existing accumulator technology requires the addition by an automotive manufacturer of a hydraulic pump/motor system, the accumulator and a reverse valve mechanism or gear box to a vehicle's automatic or standard transmission. Since Torvec's infinitely variable transmission already incorporates our compact, highly efficient hydraulic pump/motor system, we only have to add the actual accumulator to achieve the same results at considerably less cost. We have developed an accumulator system to capture this otherwise wasted energy and have filed for patent protection for our advanced accumulator technology.

  (c) Fuel Emission Tests

          A major focus of the Federal Clean Air Act is concentrated on reducing diesel NOx. Significant increases in fuel economy, such as we have achieved, will considerably reduce diesel NOx. We continue with emissions testing for diesel particulates even though reducing diesel particulates is not a major focus of the Clean Air Act. Due to the numerous factors which influence the production of diesel particulates, including air temperature and engine temperature variations, fuel consumption and engine RPM, testing for particulates will require an additional two to three days of actual, real world testing. We are diligently working with Clean Air Technologies, Inc. to schedule these final tests as soon as possible.

  (d) Negotiations

          As announced on October 6, 2003, we have engaged the investment banking firm of Billow, Butler, LLC to spearhead management's efforts in negotiating with the automotive industry concerning all of our patent technologies. In addition, Torvec's management and its
                                                          19

Board of Directors continue to conduct weekly meetings to monitor the ongoing development and testing of our technologies, especially our infinitely variable transmission, as well as the status of ongoing negotiations with automotive manufacturers and first-tier automotive suppliers.

  (e) Fuel Cell Comparison

          Much discussion has centered on fuel cells as competition for Torvec's infinitely variable transmission. Billions of private and government development dollars have been committed to make fuel cell powered vehicles practical in the next 10 to 15 years. Billions more will be needed to create enough electrical power to mass produce hydrogen. Such increased electrical power can only come from either fossil fuel, nuclear energy, solar energy, windmills or a combination of all such sources. It will take enormous amounts of fuel to operate the nation's automobiles and as can be seen from the above, hydrogen is not free. Other drawbacks to the fuel cell vehicle include:

o	lack of an extensive infrastructure to support a hydrogen-fuel system, including the inability to use the thousands of miles of existing gas pipelines for hydrogen transport;
o	billions to convert the approximately 175,000 existing U.S. filling stations to hydrogen;
o	Billions to construct an extensive system to transport highly volatile hydrogen nationwide.

          Aside from these negatives management believes that fuel cell technology will not be as fuel efficient as diesel engines, especially diesel engines equipped with our infinitely variable transmission:

          " [t]he world has been looking to gas/electric hybrids and fuel cells for future fuel efficiency. However, studies show that the diesel can equal or beat what the fuel cell might possibly deliver and be within a gnat's whisker of a gasoline hybrid like the Prius. The studies of total energy consumption, so called well to wheel studies, were conducted by General Motors, the Massachusetts Institute of Technology and the University of Alberta in Canada. The MIT researchers, looking to 2020, found the diesel well ahead of most hydrogen fuel cell possibilities and even ahead of the gas/electric hybrid". Popular Mechanics, November 2003, pp 94-96.

Certain Third Quarter Information

          The net loss for the three months ended September 30, 2003 was $746,000 as compared to the three months ended September 30, 2002 net loss of $830,000. The decrease in the net loss of $84,000 is principally related to a decrease in consulting fees and a decrease in design work expenses.

          Research and development expenses for the three months ended September 30, 2003 amounted to $675,000 as compared to $468,000 for the three months ended September 30, 2002. The increase amounted to $207,000 is due to the increased expenses associated with the work for the IVT.

          General and administrative expenses for the three months ended September 30, 2003 amounted to $189,000 as compared to $452,000 for the three months ended September 30, 2002. This increase amounted to $263,000 and is principally due the same reasons as noted in the second above preceding paragraph and the accrual of salaries due the officers of ICE.

Liquidity and Capital Resources

          The company's business activities during the quarter ended September 30, 2003 were funded through the sale of 8,000 shares of common stock for proceeds of $20,000, the sale of 5,575 shares of Class A Non-Voting, Cumulative Convertible Preferred Stock for proceeds of $22,298 and the sale of 71,197 shares of ISDI's common stock for proceeds of $54,111.

          At September 30, 2003, the company's cash position was $71,000 and it had a working capital deficit of $736,000. Included in the company's current liabilities are amounts payable of $218,000 which the company believes will be paid with future issuances of stock.

          The company's cash position at anytime during the quarter ended September 30, 2003 was directly dependent upon its success in selling stock since the company did not generate any revenues. The company does not anticipate generating any revenues from its business activities during the balance of its 2003 fiscal year.

          During the quarter ended September 30, 2003 the company issued 168,059 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, product marketing research expenses, legal fees and associated expenses for ongoing patent work and reimbursement of ongoing employee consultant expenses.

          Our agreement with Swartz Private Equity and the availability of the equity line with Swartz terminated on September 5, 2003. The company had not accessed the equity line recently due to market conditions and does not believe the termination of the equity line will adversely affect its financial position.

          At September 30, 2003 loans payable to stockholders and officers amounted to $53,000 and are non-interest bearing and have no fixed date repayment.

          The company has an obligation to purchase 51% of Variable Gear, LLC on January 1, 2008. The purchase price is equal to 51% of the then value of Variable Gear, as determined by an independent appraiser selected by the parties. This liability can not be estimated at this time. We believe that contributions of cash flows from the sale of our technologies will produce sufficient cash flow to fund this obligation.

Critical Accounting Policies

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of income and expenses during the reported period.

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

Impact of Inflation

          Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during the quarter ending September 30, 2003.

Quarterly Fluctuations

          As of September 30, 2003, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

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

Item 2:   Changes in Securities

          a)    Class A Preferred Shares

                    We ask that you refer to our annual report (Form 10-KSB) filed with the Securities and Exchange Commission on April 17, 2003 for a description of our Class A Preferred Shares. There are 3,300,000 authorized Class A Preferred Shares and 44,075 issued and outstanding.

          b)    Sales of Unregistered Securities

                   These issuances were to persons who are familiar with the company or accredited investors. The company claims exemption from registration under section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

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

10.17	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.18	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.19	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.20	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.21	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003

(11)	Statement re computation of per share earnings (loss)

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

TORVEC, INC.
Date: November ___, 2003	By: /S/ KEITH E. GLEASMAN Keith E. Gleasman President
Date: Novemb er ___, 2003	By: /S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial and Accounting Officer

EXHIBIT INDEX
EXHIBIT			PAGE

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
Form 10-QSB filed for fiscal quarter ended September 30, 2001;

N/A

EXHIBIT			PAGE

	10.17	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.18	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.19	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.20	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.21	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003.	33

(11)	Statement re computation of per share earnings (loss)

Not applicable

(15)	Letter re unaudited interim financial information

Not applicable

(18)	Letter re change in accounting principles

Not applicable

(19)	Report furnished to security holders

Not applicable

(22)	Published report regarding matters submitted to vote of security holders

Not applicable

(23)	Consents of experts and counsel

Not applicable

(24)	Power of attorney

Not applicable

(31)	Rule 13a-14(a)/15d-14(a) Certifications		39

(32)	Rule 1350 Certifications

(99)	Additional exhibits

	None.	40

BILLOW BUTLER & COMPANY, L.L.C.
Mergers and Acquisitions
October 1, 2003

PERSONAL AND CONFIDENTIAL                                                                                 EXHIBIT 10.21

Torvec, Inc.
11 Pond View Dr.
Pittsford, NY 14534

ATTN: James A. Gleasman

Dear Jim:

This letter agreement ("Agreement") will acknowledge that Torvec, Inc. ("Client") has represented to Billow Butler & Company, L.L.C. ("BBC") that it is the exclusive owner to the rights to several important inventions covered by a large number of letters patent which have been assigned to it (and in which it possesses exclusive ownership rights), as well as other related valuable intellectual properties and assets (collectively, all such assets and any single asset or portion of such assets sometimes being referenced herein as an "Asset" or the "Assets"). Client claims, in good faith, that all of the Assets have significant potential application to several industries, including without limitation, automotive (including all-terrain or off-road vehicles) and defense. Management of Client has expressed to BBC that it wishes for its shareholders to benefit from the realization of the presumed, but unproven, economic value that it believes to be inherent in the commercial exploitation of these Assets through a sale or any transaction of similar import. While BBC is not in any position to offer any guidance or assurance whatsoever concerning the value of all or any of the Assets or the probability that any sale or other transaction involving any of the Assets can be accomplished, Client wishes to pursue the possibilities of accomplishing such a transaction by engaging BBC as its consultant hereunder. Accordingly, based on its foregoing beliefs, management seeks for BBC to provide exclusive advisory services to Client in connection with any and all such possible sale or transfer transactions.

Management also recognizes that the deliberate and direct sale of the entirety of the Assets may possibly not be the most expedient and economically advantageous approach to the marketplace. Therefore, management has advised BBC that while the sale of the Assets may be undertaken by BBC on an aggregate basis, its current intention is for BBC to seek to accomplish the sale of the Assets on some segmented basis. Accordingly, Client believes that the Assets are differentiable to the extent that they could be marketed individually in a manner that could comprise six or seven different, distinct and distinguishable platforms (including a certain prototype "fast track vehicle") that can be sold on a separate and independent basis from each other. Furthermore, management has confirmed that while Client desires and does hereby appoint BBC to sell all the Assets, and does not necessarily seek to limit the efforts of BBC in any manner whatsoever in regard to the scope or approach it adopts in its undertaking, it is initially intending for BBC to conduct any such transactions primarily on a partial and staged basis which could result in a piecemeal sale thereof (in order to test and confirm the interest of the market in various of the Assets at various levels of pricing), and BBC is in agreement with such initial approach to the marketplace; provided Client represents that it is also ready, willing and able, subject to requisite corporate approvals, to sell all the Assets in their entirety if such a transaction should arise on terms and conditions which are agreeable to Client.

Accordingly, the purpose of this letter is to set forth the terms and conditions under which BBC agrees to serve Client as consultant, and the sole and exclusive finder, in an effort to locate a purchaser of, and effect the sale, transfer or other disposition of, any and all of the Assets. It is contemplated that such disposition may be accomplished in any form or manner to which Client may agree, which may include an outright, direct sale of all or any portion of such assets, an exchange of, or tender for, the outstanding shares of Client with another entity, a merger or some other corporate restructuring of Client (collectively any such partial or total transaction is referenced herein as "Sale"). It is further contemplated, as stated above, that the Sale will be initially be conducted in such a manner as to stage the Sale of the Assets starting in the initial order referenced below.

1. Right of Refusal. Client shall have the sole and absolute right to accept or reject any offer for any or all of the Assets that is received from any prospective purchaser(s), and except as provided in paragraphs 4 and 5 below, fees shall be payable by Client to BBC only if a Sale is consummated.

2. Term. This Agreement shall be in effect from the date of acceptance by Client until the last day of the sixth month thereafter. Notwithstanding the foregoing, subject to the further terms and provisions hereof, the term of this Agreement shall automatically extend for an additional six month period unless either party hereto provides the other party on or prior to such time with a written notice of termination for any reason whatsoever, in which case the then current term shall terminate at the end of said six month period. Either party at or before such date may give the other party any such written notice of termination in its sole discretion and without obligation of any kind whatsoever (express or implied) to extend the term hereof and the services of BBC hereunder. Subject to the respective determinations of the parties, in their respective sole discretion and without obligation of any kind whatsoever (express or implied), not to terminate this Agreement as provided above, this Agreement may be so automatically extended for six month periods on a continuing basis, subject to the payment by Client of the Retainer Fees provided for in paragraph 4 below. Notwithstanding the foregoing, all provisions relating to Client's liability for the payment of fees and indemnification obligations shall survive any termination of this Agreement.

3. Services. BBC agrees to use its commercially reasonable best efforts to perform the services outlined below, as appropriate in, and consistent with, its professional judgment:

    a.)  identify and/or locate prospective buyers for such of the Assets as are then being actively marketed and counsel the Client as to strategy and tactics for initiating introductions and discussions with, and negotiating with, prospective buyers, it being understood that different buyers may exist for different platforms of Assets and BBC, may in its discretion confine its activities under this clause to only those prospective buyers deemed appropriate by BBC and Client for such Assets as it may be focused on selling hereunder at any particular time.

    b.) assist Client in the preparation of an information memorandum (Confidential Information Memorandum or "CIM") for distribution to potential buyers. Among other matters, the CIM shall contain descriptions of the Assets and the potential markets therefor and their possible associated revenue generating capacity in such detail as may be deemed reasonable, credible and appropriate. While it is contemplated that preferred acquisition terms and structures will be addressed therein, no asking price will be mentioned in the CIM. Although it is also contemplated that the CIM will likely mention, and at least briefly describe, all the Assets, and that BBC may possibly probe and promote potential acquisition interest in the other Assets, it is expected that BBC's principal efforts during the initial

..

term hereof shall be devoted to the sale of the "iso-torque" as the first designated Asset platform to be sold and generally be confined thereto. Similarly, subsequent versions of the CIM would be intended to principally focus on those Assets which BBC has agreed with the Client would become the primary focus of subsequent active marketing efforts.

    c.) obtain the Client's prior approval of potential buyers to be contacted and of the CIM and any related marketing materials. Potential buyers will receive the CIM only after the completion of a BBC buyer Confidentiality Agreement or such other Confidentiality Agreement that may be approved by Client or its counsel.

    d.) consult with and advise Client as to the aspects of any proposed sale including selling price, terms and conditions of sale and deal structure.

    e.) assuming an agreement in principle is reached for a Sale, assist the Client, in collaboration with its counsel, in negotiating a definitive acquisition agreement.

Notwithstanding any of the foregoing, as recited above, it is the mutual intent of the parties that the primary focus of BBC hereunder shall initially be on the sale of a specific Asset platform. It has currently been proposed that this first undertaking shall comprise that platform of Assets comprising the Client's commonly referenced "iso-torque". As stated above, it is recognized and agreed that the appointment of BBC hereunder to sell the "iso-torque" is intended as an initial phase or segment of what may result in an ultimate sale of all the Assets, if not on an collective basis to one buyer, then on a staged basis, either during the same term of this Agreement or subsequent possible extensions of this Agreement. Accordingly, it is the express intent that each and any transaction involving any and all the Assets shall be covered under this Agreement. Irrespective of the success of BBC in connection with its efforts to sell any specific platform of Assets, Client may by written direction specifically request BBC to expand the scope of its efforts to another platform of Asset (so that BBC may expressly seek to accomplish a Sale of another Asset, rather cause it to occur as an incidental outcome of its other efforts hereunder regarding one or more different Asset platforms). BBC shall nevertheless have the right, in its sole discretion and without obligation of any kind whatsoever (express or implied), to accept or reject the expansion of its role hereunder from one platform of Asset to another; provided, however, that assuming this Agreement is still in full force and effect, unless BBC is in material breach of any of its obligations hereunder and has not taken steps to cure such breach, Client may not appoint another advisor to act in the capacity of BBC, or similarly, with regard to any Sale of any other of its Assets unless BBC shall have the right to first reject such undertaking and shall so have rejected it in writing.

4. Retainer Fees and Expense Reimbursement. Client shall pay BBC non-refundable Retainer Fees, which shall not be credited against the Success Fees provided for below, and shall be paid in the amounts and at the times set forth in this paragraph. An initial cash Retainer Fee payment shall be paid by Client within ten (10) days of the time of the execution of this Agreement in the amount of $25,000. In the event that the term of this Agreement for an heretofore existing and ongoing effort to continue to sell an Asset is not terminated by either of the parties hereto but is automatically extended at the end of any six (6) month term hereof, whether after its initial six (6) month term or any subsequent extension thereof, at the time of any such automatic extension, an additional Retainer Fee payment shall be paid by Client in the same $25,000 cash amount as the original Retainer Fee. Additionally, each time that Client directs BBC to add a new Asset platform to the scope of its services hereunder and BBC accepts the expansion of its role to such extent, then another Retainer Fee payment shall be paid by Client in such $25,000 cash amount;

provided, that for purposes of computations of additional Retainer Fee obligations under this paragraph, the duration of each and every six (6) month term of BBC's engagement hereunder shall be computed independently and on a project-by-project basis so that only the extension of each and any such pre-existing six (6) month term of this Agreement (which pertains exclusively to the particular pre-existing scope of services of BBC heretofore rendered under such term) could trigger an additional Retainer Fee payment relating to term extension; i.e., a mutually agreed upon expansion of the scope of the Asset focus of BBC hereunder will not by itself result in an additional Retainer Fee payment beyond that which arises solely from the addition to the scope of services by virtue of the fact that the term of BBC's services under this Agreement might thereby be extended. Notwithstanding the foregoing, the aggregate amount of Retainer Fees payable under this Agreement shall in no event exceed the sum of $100,000. Client shall promptly reimburse BBC, in cash, following its invoicing Client for all reasonable and appropriate expenses incurred by it in connection with its rendering of any services at any time and from time to time hereunder; provided, that BBC shall obtain the prior approval from Client before incurring any single expense in excess of $1,500.

5. Success Fees. In the event of any Sale during the term of this Agreement (whether to parties introduced to Client by BBC or otherwise, and specifically including all prospective buyers with whom Client has heretofore met and/or had substantive conversations with, and as otherwise provided below, Client agrees to pay BBC at the closing of such Sale a fee ("Success Fee") based upon total consideration received (including the principal amount of any promissory notes and sums owed in regard to non-compete agreements, and the value of any equity interests referenced below) or to be received (such as post-closing working capital or net equity purchase price adjustments) or retained by Client, its owners, shareholders and/or affiliates as a result of the Sale, including liabilities either directly or indirectly assumed, retired or extinguished by a buyer and all other economic benefits realized by Client or its shareholders ("Consideration"). Such fee shall be an amount equal to 5% of Consideration, irrespective of the amount or magnitude of the Consideration; provided that in no event shall the minimum cash fee payable by Client at any closing of a Sale be less than $500,000 in any case whatsoever.

In the event that a bona fide offer in cash or marketable securities (or some combination comprised primarily thereof) is rejected or not accepted during the period of time in which it is outstanding, either in the absence of solicitation of a fairness opinion by Client or in the circumstance where a fairness opinion has been solicited by and rendered to Client to the effect that such rejected offer would have been fair from a financial point of view, then Client shall at the earliest of the time (i) of such rejection or failure of acceptance or (ii) at which such offer is revoked or terminates, forthwith pay BBC a break-up fee for its heretofore rendered services in an amount equal to 1 % of the aggregate Consideration comprising such offer and BBC shall thereafter have the right but not the obligation to terminate its services hereunder.

The Success Fee in any transaction shall be based upon the total Consideration, including the economic benefit attributable to any cash, assets, or debt, equity or equity equivalent securities either to be acquired or retained by Client as a result of the transaction. Without limiting the foregoing, the value of the acquired or retained equity securities in any recapitalization transaction shall be equal to an amount which is the product of (a) the percentage of such retained securities to the entire outstanding number of such securities multiplied by (b) the quotient of the entire amount of all other Consideration divided by the percentage of securities sold to the entire outstanding number of such securities.

The Success Fee as calculated above shall be paid in full at closing in cash or by check; provided, however, that if part of the total Consideration (of any type whatsoever) which is to be received after the closing is of an unspecific and uncertain amount (i.e., not a set and stipulated number) as of the closing (as for example in the case of working capital or net equity purchase price adjustments), then payment of only that additional portion of the fee pertaining thereto shall be due when received by Client; and provided further that if part of the total consideration (of any type whatsoever) which is to be received after the closing is to be paid on a contingent basis only (and without any minimum guarantees) based solely on future sales or profits ("earnout"), then payment of only that additional portion of the fee attributable to the earnout may be deferred until the earnout is received.

BBC shall be entitled to fees hereunder for twenty-four months following termination of this Agreement for all buyers BBC identified by written notice to Client, or who Client otherwise became aware of (whether before or during the term hereof or otherwise), with regard to any of the Assets, whether their interest is in a platform of Assets then being actively represented for Sale or otherwise, as a prospective buyer for any such Assets at any time prior to the effective date of such termination.

6. Indemnity. Client agrees to indemnify BBC, its managers, members, officers, directors, employees and agents from any liability, claim, suit, action, damage, loss or expense, including reasonable attorney's fees, of any nature whatsoever, whether asserted or alleged, actual, contingent or otherwise, that may be claimed to be directly or indirectly arising out of or in connection with this Agreement or the services of BBC hereunder or the Sale, or any statutes, laws, acts, rules, rulings, ordinances, regulations or orders relating thereto, except to the extent solely attributable to the gross negligence or willful and intentional misconduct of BBC; and Client releases BBC and all aforesaid parties from any such liability, claim, damage, suit, action, loss or expense except to the extent solely attributable to the gross negligence or willful and intentional misconduct of BBC.

7. Governing Law. This Agreement shall be interpreted under and governed by the laws of the State of Illinois.

8. Acknowledgement and Absence of Representation. Client acknowledges that BBC has no specific or related experience in transactions that comprise the subject matter of this Agreement for reasons, among others, that relate to its unfamiliarity with the sale of intellectual properties. Based on this, as well as the expected difficulties and challenges that may be expected to be encountered from the prospective buyer universe that may be presumed to have interest in the Assets, and on general principles, BBC makes no representations, expressed or implied, that it will affect a Sale as a result of the services furnished under this Agreement. The duties of BBC shall not include legal or accounting services, nor the delivery of any valuations or fairness or other opinions, which shall be procured by Client, if appropriate in the opinion of its counselor otherwise, at its own expense. Client shall furnish to BBC such information as BBC believes necessary or appropriate to performance of its services hereunder, including complete and accurate current and historical information and Client shall promptly inform BBC of any changes which may materially affect its business or BBC's services under this Agreement.

9. Publicity and Press Releases. If any Sale is consummated, BBC may, at its option and expense, with the prior reasonable approval of the Client, claim appropriate credit for its services, including placing a "tombstone" announcement in such newspapers and periodicals as it may select stating that BBC has acted as the exclusive fmancial advisor to the Client in connection with the Sale. No press releases or public announcements may be issued by Client or its advisors, representatives, employees or agents that names or references BBC without the prior reasonable approval of the content thereof by BBC.

10. Arbitration. Any controversy, dispute, or claim between the parties relating to this Agreement shall be resolved by binding arbitration in Cook County, Illinois in accordance with the rules of the American Arbitration Association. The parties agree that in the event any controversy, dispute or claim between the parties relating to this Agreement, is resolved by binding arbitration, the prevailing party, as determined by the arbitrator's award, shall be entitled to reimbursement of all expenses including reasonable attorney's fees; provided that in no event shall the arbitrator have the authority to award punitive damages.

11. Authority. By signing this Agreement the signing party represents that he has unconditional authority to enter into this Agreement on behalf of Client and that the board of directors of Client has approved this Agreement.

12. Entire Agreement. This is the entire agreement between the parties pertaining to its subject matter and supersedes all prior agreements, representations and understandings of the parties. No modification of this Agreement shall be binding unless agreed in writing by the parties.

Please indicate your acceptance of this Agreement by executing and returning the enclosed copy of this letter. If this Agreement is not executed and returned within five days of the date hereof, or if any changes in content are made, it is subj ect to approval, in writing, of BBC.

Very truly yours,
BILLOW BUTLER & COMPANY, L.L.C.

By:     S/ Robert Billow                                         By:    S/Denis Klepac
            Robert Billow                                                      Dennis Klepac
            Managing Director                                              Managing Director

Accepted and Agreed to this :2nd dayof October 2003

TORVEC, INC.

By:     S/Keith E. Gleasman
           President
In their individual capacities as guarantors of the obligations of Client hereunder, but only to the extent of their proportional equity interests in Client:

By:    Keith E. Gleasman                                       By    S/James E. Gleasman
          Keith E. Gleasman                                                 James E. Gleasman

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

Date: November ___, 2003	/S/ ERIC STEENBURGH Eric Steenburgh Chief Executive Officer

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

Date: November ___, 2003	/S/ SAMUEL BRONSKY Samuel M. Bronsky Chief Financial Officer

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Torvec, Inc. ("Torvec") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Eric Steenburgh, CEO and Samuel Bronsky, Chief Financial Officer of Torvec, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Torvec, Inc.

/S/ ERIC STEENBURGH
Eric Steenburgh
CEO
November ___, 2003

/S/ SAMUEL BRONSKY
Samuel Bronsky
Chief Financial Officer
November ___, 2003

Issuer Statement

A signed original of this written statement required by Section 906 has been provided to Torvec, Inc. and will be retained by Torvec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.