Form 10-K
period 2003-12-31
TORVEC INC
filed 2004-04-14
CIK 1063197

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
               ENDED DECEMBER 31, 2003

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

               State issuer's revenues for its most recent fiscal year.     $0.00

               State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12(b)-2 of the Exchange Act).     $25,714,170

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

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  28,040,611.

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

               As a family, the Gleasmans have manufactured,operated and sold their own innovative products and companies over the past 30 years. The Gleasmans knowledge of the automotive industry and its trends was the basis of the invention of the company's FTV. The Gleasman's creativity, experience and expertise have been recognized worldwide - in particular, Vernon E. Gleasman was the recipient of the Society of Automotive Engineers' 1983 Schwitzer Award for the most innovative new product at the Indianapolis 500 and the 2001 Distinguished Inventor of the Year Award granted by the Rochester Intellectual Property Law Association. In addition Vernon Gleasman has been nominated by professor Alexander Slocum of the Massachusetts Institute of Technology for the Lemelson-MIT prize, one of, if not the, most prestigious engineering awards in the world. For further information on this prize please see www.lemelson.org. .

               To this date there is no worldwide, patented tracked vehicle with the high speed (60 mph) and handling characteristics of the company's FTV. To facilitate the development of the FTV the company had to resolve numerous engineering hurdles and the company's success in so resolving these engineering problems led to the inventions described above. The first generation FTV prototype was completed in February, 1999 and was initially showcased to the public in early spring, 1999. We have continued to improve the FTV since its introduction in the spring of 1999.

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
..

               The company and its subsidiaries rely on the services of three officers and on the full-time services of Vernon, Keith and James Gleasman as consultants. The company utilized facilities, space, manpower and services of a major shareholder to install and test its infinitely variable transmission in its Dodge-Ram truck.

                Our chief executive officer, Eric Steenburgh, devotes substantial time to the company on a periodic basis. Herbert Dobbs, Joseph Alberti and Gary Siconolfi, directors of the company, are active in company presentations to and discussions with auto and truck manufacturers, auto parts suppliers, glass component suppliers and the U.S. military.

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

               The company's FTV prototype is a new type of vehicle, that management believes combines the high speed capabilities of trucks and cars with the high traction capabilities of tracked vehicles.  The company has tested the FTV prototype over the past 3 years. It has demonstrated the FTV in person to representatives of many Tier I and Tier II automotive and truck componentry suppliers who are potential joint venture suppliers of the company's FTV. The company's overall strategy with respect to its FTV is to realize the capital necessary to launch the FTV through the sale or license of one or more of the company's patented technologies.

               Based upon these tests, demonstrations and the reaction of industry representatives, the company believes it has shown that the FTV is relatively easy to drive and steers as easily as a car and that it has shown that this tracked vehicle can traverse almost any terrain, with speeds of up to 60 mph being attainable on pavement and other relatively flat surfaces. The company also believes that it has shown that the FTV is also environmentally sensitive since its low ground pressure, less than 2 pounds per square inch, does not damage paved road surfaces or leave ruts or cause potholes on unpaved surfaces. We believe our rubber tracks will be made by Goodyear, a corporation dedicated to supporting original equipment manufacturers,and Goodyear has provided the tracks for the company's FTV prototype. The FTV is able to perform as it does because of its unique steering mechanism, which is protected by several patents in Europe and Japan as well as the following U.S. patents: multi-axle vehicle steer drive system (4732053), no-slip imposed differential reduction drive (4776235), no-slip imposed differential (4776236), steer-driven reduction drive system (4895052) and modular track system (6135220). This steer-drive mechanism can best be described in engineering terms as a hydro-mechanical steering mechanism. The "mechanical" portion is manufactured from conventional, high volume gearing, while the "hydro" portion is our patented hydraulic pump and motor. Conventional hydraulic pumps and motors are large, noisy and inefficient at low revolutions per minute. The company believes its patented hydraulic pump and motor has solved these problems.

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

               The company has engaged the services of CXO on the GO, LLC, a general management consulting firm providing integrated business solutions to a wide variety of enterprises, to develop and implement a strategic plan to manufacture and market the FTV. The preliminary draft of the business plan has been presented to the company's management and to several outside parties as part of the company's overall strategy to realize the capital necessary to launch the FTV through the sale or license of one or more of the company's patented techniques. This funding strategy should preclude or sharply limit the need for third party financing associated with the FTV launch and operations.

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

Torvec's Infinitely Variable Transmission - Hydraulic Pump/Motor

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

               In addition to having the potential of reducing diesel particulates and NOx, the company's transmission is less complicated and has approximately 1/3 fewer parts when compared to a conventional four or five speed automatic transmission, making it smaller in size and lighter in weight. The company's transmission, which the company believes will be simpler and less expensive to manufacture than existing transmissions, should provide the automotive industry with a higher performing product at a lower cost.

                In December, 1999, the company finished an extensive CAD/CAM evaluation of the infinitely variable transmission. The evaluation included finite element analysis, fluid dynamics analysis and material compatibility analysis for "real world conditions" under temperatures ranging from minus 20 degrees fahrenheit to 120 degrees.

               During the summer and fall of 2003, the company took the next steps toward commercialization of its infinitely variable transmission. The company installed the infinitely variable transmission in a 2003 Dodge Ram 3/4 ton 4x4 quad pick-up truck, with an electronically controlled 2004 emissions compliant Cummins turbo-diesel engine. This engine is 5.9 liters in displacement, 250 bhp at 2900 rpm and has 460 lb-ft of torque at 1400 rpm. We chose this engine size because it represents a huge market - SUVs, light trucks, delivery trucks, school buses, airport shuttle buses and class 3 to 5 trucks.

               The company next engaged the independent engineering firm of Viewpoint Systems, Inc. (a "Select Integrator" of National Instruments) to conduct a series of fuel-efficiency tests on the transmission. These independent tests confirmed that the company's 3/4-ton 4x4 Dodge Ram truck, utilizing the company's infinitely variable transmission with a diesel engine, generated a 96% improvement in fuel mileage over that obtained by a gasoline-powered, 4-speed automatic 4x4 truck of comparable weight and horsepower to the most popular SUVs. The tests also confirmed that Torvec's 3/4 ton diesel truck --

               --generated a 38.5% improvement in fuel efficiency over a same-model Dodge 4x4 diesel truck                  with a 4-speed automatic; and

               --generated a 28.5% improvement in fuel efficiency over a same model Dodge 4x4 diesel truck with a manual transmission.

               In addition to demonstrating that our transmission achieved superior fuel economy, the tests also confirmed that other objectives, long sought by the automotive industry, were achieved:

               --the elimination of "vehicle creep", a characteristic of an automatic transmission vehicle at rest without application of the brake;

               --interchangeability, i.e. Torvec's infinitely variable transmission fit in the same space as an existing automatic transmission, thus, eliminating the need for major costly design changes to car and truck frames;

               --the development of an advanced accumulator system which will generate significant additional fuel savings.

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

              However, existing accumulator technology requires the addition by an automotive manufacturer of a hydraulic pump/motor system, the accumulator and a reverse valve mechanism or gear box to a vehicle's automatic or standard transmission. Since the company's infinitely variable transmission already incorporates our compact, highly efficient hydraulic pump/motor system, we only have to add the actual accumulator to achieve the same results at considerably less cost. We have developed an accumulator system to capture this otherwise wasted energy and have filed for patent protection for our advanced accumulator technology.

               The company's patented infinitely variable transmission incorporates the company's new generation hydraulic pump and motor which does not utilize either a gimbel or spherical-gearing, thereby dramatically reducing weight, complexity and cost compared to previously designed pumps and motors. More specifically, a commercial hydraulic pump and motor that is 12.7 cubic inch displacement weighs approximately 360 pounds compared with the company's equivalent pump and motor which weighs approximately 80 pounds.

               On February 4, 2004, the company and the U.S. Environmental Protection Agency signed an agreement to determine the mechanical efficiency of the company's paradigm-shifting hydraulic pump/motor at its National Vehicle and Fuel Emissions Laboratory in Ann Arbor, Michigan.

               When compared to the hydraulic pump/motors presently being tested by the EPA, our pump/motor is smaller, more than 100 lbs. lighter, approximately doubles hydraulic capacity, and is bi-directional. The company believes that the EPA's determination of mechanical efficiency will establish the superiority of the company's hydraulic pump/motor compared to any other piston/pump available today.

Spherical Gearing Constant Velocity Mechanism

               The company's constant velocity mechanism features a new form of gearing - spherical gearing - which is based upon the geometry of spheres rather than conventional gear geometry of cylinders and cones. The company has developed this spherical gearing to replace constant velocity joints used, among other places in all four wheel drive vehicles. The company's constant velocity joint is a departure from known designs and its efficiency and weight savings may provide significant competitive advantage in the annual constant velocity joint market of over 200,000,000 per year. The spherical gearing constant velocity mechanism has been prototyped in steel and constituted the basis for the Rochester Intellectual Property Law Association awarding Vernon Gleasman its Distinguished Inventor of the Year Award in 2001.

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

(c)     Our Ice Technology

               On November 29, 2000, the company acquired Ice Surface Development, Inc. ("ISDI"), from UTEK Corporation, 202 South Wheeler Street, Plant City, Florida 33566. As a result of the merger, the company acquired a 20-year, exclusive worldwide license granted by the Trustees of Dartmouth College for land-based motorized applications to a novel ice adhesion modification system developed by Professor Victor F. Petrenko at Dartmouth's Thayer School of Engineering. Our subsidiary, ISDI, has taken Dr. Patrenko's theoretical constructs and developed his ideas into practical, demonstrable ice technology - see our web site www.torvec.com and the web site of our subsidiary ISDI- www.icesurfacedev.com. The Ice technology as developed by ISDI allows for the rapid deicing of vehicle services utilizing three variations for deicing and corresponding process technologies:

(i)	direct current method - through electrolysis, creates a pressurized gas that breaks up and ejects ice, which is ideal for initial ice removal;

(ii)

alternating current (high frequency) method - melts interfacial ice with minimal heat exchange to the surrounding environment thereby reducing power requirements - this method is capable of continuously maintaining ice-free surfaces;

(iii)	pulse method-creates a short-term water barrier that enables ice to be easily removed. This method works well for initial removal and is relatively simple to produce.

The following grid delineates certain characteristics of the three methodologies:

ICE TECHNOLOGY	Operating Parameters	Manufacturing Process	Potential Automotive Applications

DC Method	*DC voltage 30-60 volts *Operating power -0.5 to 1.5 KW/M2 *Electrolysis method *De-ice time-2 secs.	*Multi-Layer transparent electrical circuits	*Mirrors *Sensors *Trailer roofs *Sun roofs *Antennas

High Frequency AC Method	*AC voltage 40-80 volts @20KHz *Operating power -0.25 to 2 KW/M2 *Electro-magnetic method *De-ice time-2 secs. *Anti-icing capability	*Single layer transparent electrical circuits with abrasive resistant protective coating	*Windshields *Rear Windows *Side Windows *Cameras *Lighting *Antennas

Pulse Method	*DC voltage 60-120 volts *Operating power -5-20 KW/M2 *Instantaneous heat method *De-ice time - 10 secs.	*Flood coating or continuous coating with protection coating	*Small surfaces *Sensors *Camera lenses *Wiper mechanisms

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

the Iso-Torque™ differential;

the infinitely variable transmission;

the hydraulic pump and motor;

spherical gearing constant velocity mechanism;

the ice technology.

These inventions are in the following stages of development:
o

The Iso-Torque™ differential - the company has engaged the investment banking firm of Billow, Butler, LLC, Chicago, Illinois to solicit indications of interest from companies regarding the possible licensing of this technology and has filed a preliminary application for patent protection for the ISO-Torque differential;

o

The generation III infinitely variable transmission - the prototype which incorporates our hydraulic pump and motor, has been completed and installed in a 2003 Dodge Ram 3/4 ton 4x4 quad cab pickup truck, using an electronically controlled 2004 emissions compliant Cummins turbo-diesel engine. We have successfully completed tests which demonstrate that the truck generated:

- - -

a 96% improvement in fuel mileage over that obtained by a gasoline-powered, 4-speed automatic 4x4 truck of comparable weight and horsepower to the most popular SUVs;

a 38.5% improvement in fuel efficiency over a same-model Dodge 4x4 diesel truck with 4-speed automatic, and a 28.5% improvement in fuel efficiency over a same-model Dodge 4x4 diesel truck with a manual transmission.

o	the first generation FTV has been completed and can to be showcased to automobile, truck manufacturers and assembly suppliers.

o	the constant velocity joint - the prototype is complete and is ready for comprehensive tests. A partner is being sought to further commercialization;

o

the ice technology - we have developed three methods of de-icing glass and other vehicle surfaces. We are developing, jointly with a partner, coatings suitable for applying micro-circuitry to glass and other surfaces. We are continuing in our efforts to develop industry acceptable power supplies. During 2003, we had active discussions with approximately sixteen companies, including first and second tier automotive suppliers, glass manufacturers, two tire companies, one defense contractor and one utility.

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

               The company's immediate future development is dependent upon its ability to successfully interest one or more strategic partners (either an automotive OEM and/or first tier supplier) in acquiring one or all of the company's technologies to fund the company's manufacture and marketing of its FTV™.. It is also dependent upon acceptance of the FTV vehicle especially in the Asian, African, South and Central American markets.

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

Item 2.     DESCRIPTION OF PROPERTY.

               The company has an oral understanding with a company shareholder pursuant to which the company rents, on a month-to-month basis as needed, a 3,131 square foot facility consisting of a 308 square foot office, and a 231 square foot conference room and a 2,592 square foot shop and manufacturing facility. The company is furnished with the services of three engineers and two machine operators at the facility. The company paid 70,000 shares of common stock to rent the facility in fiscal 2003.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               There were no matters submitted to the Company's shareholders during the fourth quarter of the Company's fiscal year ended December 31, 2003.

Subsequent Event

                The annual meeting of the company's shareholders was held on January 29, 2004. At the meeting, at which a quorum of the requisite number of shares under the company's bylaws for the conduct of business was present either in person or by proxy, the following items were voted on by the shareholders with the following results:
1.	Election of Directors:	For:	Withheld

	Eric Steenburgh	24,731,081	11,785

	Keith E. Gleasman	24,731,081	11,785

	Herbert H. Dobbs	24,731,281	11,585

	James A. Gleasman	24,731,081	11,785

	Gary A. Siconolfi	24,731,281	11,585

	Joseph Alberti	24,728,081	14,785

	Daniel R. Bickel	24,719,881	22,985
2.	Ratification of the appointment of Eisner, LLP by the Audit Committee of the Board of Directors as independent auditors for the fiscal year ending December 31, 2003.

	For 24,731,916	Against 2,600	Abstain 8,350

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

2002	High	Low
1st Quarter	$2.59	$0.70
2nd Quarter	$2.20	$1.05
3rd Quarter	$2.18	$1.05
4th Quarter	$1.70	$0.60

2003	High	Low
1st Quarter	$0.95	$0.62
2nd Quarter	$3.00	$0.53
3rd Quarter	$2.85	$1.55
4th Quarter	$2.60	$1.40

(b)     Holders of Common Stock

               As of December 31, 2003, the company had 294 shareholders of record and an estimated 2,200 beneficial owners of its common stock. As of December 31, 2003, the company had 27,858,256 shares of its common stock issued and outstanding.

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

               The payment of dividends on the company's common stock is limited by provisions of the New York State Business Corporation Law requiring that dividends be paid only if, after payment, its net assets at least equal its stated capital. Payment of dividends on common stock is also subordinated to the requirement that the company pay all current and accumulated dividends on its Class A Preferred Shares prior to the payment of any dividends on its common stock.

(d)     Securities Authorized for Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,723,895	$4.92	276,105 (1)
Equity compensation plans not approved by security holders (2)	398,865.50		-0- (1)
Total	2,122,760	$4.09	276,105 (1)
(1)	As of December 31, 2003.
(2)

The company granted 125,000 warrants to a consultant in connection with a non-exclusive financial consulting agreement dated February 11, 1997. The warrants are only exercisable if and when the company has an initial public offering of its common stock.

The company granted 448,865 warrants to three former executives in connection with its March, 2002 management restructuring. An aggregate 180,000 warrants have been exercised, leaving a balance of 268,865.

The company granted 7,500 warrants to its placement agent in connection with its 2002 private placement of its Class A Preferred Shares. 2,500 warrants have been exercised leaving a balance of 5,000.

(e)     Swartz Private Equity Financing

               On September 5, 2000 the company entered into an agreement with Swartz Private Equity, LLC pursuant to which Swartz Private Equity, LLC ("Swartz") granted to the company a $50,000,000 equity funding commitment which continued until September 5, 2003 when the agreement terminated. Pursuant to the arrangement, the company issued and sold 703,093 shares to Swartz and raised proceeds of $956,526.

               As a commitment fee, the company granted to Swartz commitment warrants to purchase 960,101 shares of the company's common stock. In 2002, Swartz exercised 76,456 commitment warrants for $80,000 in proceeds. In 2003, Swartz exercised the remaining 883,645 commitment warrants in a "cashless" exercise transaction, receiving 647,270 common shares.

               In addition to the commitment warrants referred to above, Swartz was issued a warrant to purchase one share of common stock of the company for every ten shares that it purchased pursuant to the agreement. We issued 57,867 common stock purchase warrants, of which 47,992 were exercised in 2002 for proceeds of $47,000 and the remaining 9,875 were exercised in 2003 in a "cashless" exercise transaction for 7,162 common shares.

(f)     Preferred Stock

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

Pursuant to the offering, the company sold 38,500 Class A Preferred Shares for aggregate proceeds of $154,000. The offering terminated on July 31, 2002.

Subsequent Event

          On March 19, 2004 the company sold 62,500 Class A Preferred Shares to each of three shareholders for $250,000 per investor. The company also sold 50,575 Class A Preferred Shares to a shareholder for $202,297 at various times in 2004.

(g)     Reports to Shareholders

               The company furnishes its shareholders with an annual report containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law. The company complies with periodic reporting, proxy solicitation and certain other requirements of the Securities Exchange Act of 1934.

(h)     Transfer Agent and Registrar

               Continental Stock Transfer & Trust Company has been appointed as the company's Transfer Agent and Registrar for its common stock and for its preferred stock.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
The company's overall business strategy relating to the commercialization of its technologies is:

o

to license or sell any one or all of our technologies (i.e. the infinitely variable transmission, the hydraulic pump/motor system, the Iso-Torque™ differential, the spherical gearing constant velocity joint mechanism, the ice technology) in order to provide the capital management believes is necessary to successfully implement its stated goal to manufacture and market its FTV™ worldwide, especially in the Asian, African, South and Central American, and Eastern European markets;

The company's plan of operation relative to its automotive inventions during fiscal 2004 is:

o

to continue in collaboration with CXO on the GO, LLC, to develop, refine and implement the company's overall strategy described above by soliciting indications of interest for first-tier suppliers and/or automotive OEMs to license and/or purchase one or more of our technologies;

o	to determine the mechanical efficiency of our hydraulic pump/motor at the Environmental Protection Agency's National Vehicle and Fuel Emissions Laboratory at Ann Arbor, Michigan;

o

to initiate discussions with national and state legislators as well as environmental agencies in the United States and other countries to educate them regarding the potential effect of the infinitely variable transmission on the issues of fuel economy and emissions;

o	to continue to improve the company's inventions and, where appropriate, to obtain patent protection on such new improvements.

               The company's website is www.torvec.com, and information regarding the company and all of its inventions can be found on such website.

               On June 29, 2000, the company announced that it had granted an exclusive, world-wide license of all its automotive technology to Variable Gear, LLC for the aeronautical and marine markets. Variable Gear will pay the company 4% royalties for 7 years after which the company is obligated to repurchase the license. Variable Gear is owned 51% by Robert C. Horton, Chairman and CEO of Ultrafab, Inc. and a company shareholder. The Company owns the remaining 49%. The company does not share in any profit or losses in this entity. Variable Gear to date has not commenced operations or sublicensed our automotive technology in its markets.

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

               Dartmouth waived the $15,000 royalty payment due November, 2003 in the first quarter of 2004.

               The net loss for the year ended December 31, 2003 was $2,927,000 as compared to the year ended December 31, 2002 net loss of $4,577,000. The decrease in the net loss of $1,650,000 is principally related to decreases in general and administrative expense.

               Research and development expenses for the year ended December 31, 2003 amounted to $1,839,000 as compared to 1,551,000 for the year ended December 31, 2002. This increase amounted to $288,000. This increase is attributable to the development of three methods of de-icing glass and other vehicle services as well as the development of coatings suitable for applying micro-circuitry to glass and other surfaces.

               General and administrative expenses for the year ended December 31, 2003 amounted to $1,501,000 as compared to $3,512,000 for the year ended December 31, 2002. This decrease amounted to $2,011,000 and is due to compensation expense associated with warrants and development expenses made by Ice Surface Development, Inc. on its Ice technology.

Liquidity And Capital Resources

               The company's business activities during its fiscal year ended December 31, 2003 were funded through the sale of 361,112 common shares to a major shareholder for $300,000, and the settlement of an advance of $25,000 for 10,000 shares of common stock, and the sale of 17,992 Class A Preferred Shares to the same shareholder for net proceeds of $71,687. In addition, our chief executive officer purchased 250,000 common shares for $125,000 upon the exercise of a common stock purchase warrant and an unrelated individual purchased 8,000 common shares for $20,000 in a private transaction.

               During the fiscal year ended December 31, 2003, the company issued 738,184 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work. We issued 15,640 restricted common shares for development of our generation III infinitely variable transmission and associated inventions. Our management accepted stock options for an aggregate 166,848 exercisable at $5.00 per share for accrued consulting fees through December 31, 2003.

               The company's consulting agreements with each of Vernon E. Gleasman, Keith E. Gleasman and James A. Gleasman expired on December 1, 2003. Management and the Gleasmans have jointly agreed not to renew these agreements but have developed a new working arrangement that assures the company with continued access to the Gleasmans' expertise without unduly burdening the company's financial statements with the continuing accrual of consulting fees.

               The Gleasmans will continue to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company. In addition, Keith E. Gleasman will continue to serve as President and as a director and James A. Gleasman will continue to serve as a director. However effective January 1, 2004 the company will no longer pay any consulting fees to the Gleasmans for these services.

               Under the new working arrangement, for calendar 2004, each of the Gleasmans intends to sell, from their own personal holdings of Torvec, an average of approximately 500 common shares daily at prevailing market prices at the time of sale. The total number of shares sold under this plan, if all shares are sold, represents approximately 2% of the current Gleasman family holdings.

               At December 31, 2003, the company's cash position was $56,000, and the company had a working capital deficiency of $1,092,000. The company's cash position at anytime during the fiscal year ended December 31, 2003 was directly dependent upon its success in selling stock since the company did not generate any revenues. The company does not know whether it will generate revenues from its business activities during fiscal year 2004.

               At December 31, 2003, the company had accounts payable and accrued expenses of $1,128,000.

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

Subsequent Event

          On March 19, 2004 the company sold 62,500 Series A Preferred Shares to each of three shareholders for $250,000 per investor. The company also sold 50,575 Series A Preferred Shares to a shareholder for $202,297 at various times in 2004.

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

Impact of Inflation

               Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during its fiscal year ending December 31, 2003.

Quarterly Fluctuations

               As of December 31, 2003, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

TORVEC, INC.

(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

TORVEC, INC. AND SUBSIDIARY (a development stage company)
Contents

Page

Financial Statements

Independent Auditors' Report	F-2

Consolidated balance sheet as of	F-3

Consolidated statements of operations for each of the years in the two-year period ended and for the period from September 25, 1996 (inception) through
F-4

Consolidated statements of changes in stockholders' equity (capital deficit) for the periods
from September 25, 1996 (inception) through	F-5

Consolidated statements of cash flows for each of the years in the two-year period ended and for the period from September 25, 1996 (inception) through
F-8

Notes to consolidated financial statements	F-9

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders

Torvec, Inc.

We have audited the accompanying consolidated balance sheet of Torvec, Inc. and subsidiary (a development stage company), as of , and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended and for the period from September 25, 1996 (inception) through and changes in stockholders' equity (capital deficit) for the periods from September 25, 1996 (inception) through . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and subsidiary as of and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended and for the period from September 25, 1996 (inception) through in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York

April 8, 2004

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Balance Sheet
ASSETS
Current assets:
Cash	$ 56,000
Prepaid expenses	8,000

Total current assets	64,000

Equipment:
Office equipment	16,000
Transportation equipment	53,000

69,000
Less accumulated depreciation	65,000

Net equipment	4,000

License, less accumulated amortization of $522,000	2,738,000

$ 2,806,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 1,128,000
Loans payable stockholders and officers	28,000

Total current liabilities	1,156,000

Deferred revenue	150,000

Total liabilities	1,306,000

Minority interest	573,000

Commitments and other matters

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 100,000,000 shares authorized
3,300,000 designated as Class A Non-voting cumulative dividend $.40 per share, convertible, 56,492
shares issued (including 2,305 shares to be issued) (liquidation preference $254,000)	1,000
Common stock, $.01 par value, 40,000,000 shares authorized, 27,858,256 issued and
outstanding	279,000
Additional paid-in capital	22,717,000
Deficit accumulated during the development stage	(22,070,000)

927,000

$ 2,806,000

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Operations
			September 25,
			1996
			(Inception)
	Year Ended		Through
	December 31,		December 31,

Revenue	$ -	$ -	$ -

Cost and expenses:
Research and development	1,839,000	1,551,000	7,893,000
General and administrative	1,501,000	3,312,000	14,876,000

Loss before minority interest	(3,340,000)	(4,863,000)	(22,769,000)

Minority interest in loss of consolidated subsidiary	413,000	286,000	699,000

Net loss	(2,927,000)	(4,577,000)	(22,070,000)
Preferred stock dividend	16,000	12,000	28,000

Net loss attributable to common stockholders	$(2,943,000)	$(4,589,000)	$(22,098,000)

Basic and diluted net loss per common share	$(0.11)	$ 0.19)

Weighted average number of shares of common
stock - basic and diluted	26,836,000	24,567,000

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)

For the Period from September 25, 1996 (Inception) through December 31, 2003
							Deficit
						Unearned	Accumulated
					Additional	Compensatory	During the	Total
	Class A Preferred Stock		Common Stock		Paid-in	Stock and	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Options	Stage	Equity

Issuance of shares to founders			16,464,400	$ 165,000	$ (165,000)			$ 0
Issuance of stock for services			2,535,600	25,000	381,000			406,000
Sale of common stock - November ($1.50 per share)			64,600	1,000	96,000			97,000
Sale of common stock - December ($1.50 per share)			156,201	1,000	233,000			234,000
Distribution to founders					(27,000)			(27,000)
Net loss							$ (489,000)	489,000)
Balance - December 31, 1996			19,220,801	192,000	518,000		(489,000)	221,000
Issuance of compensatory stock			1,000,000	10,000	1,490,000	$ (1,500,000)		0
Issuance of stock for services			12,000		18,000			18,000
Sale of common stock - January ($1.50 per share)			58,266	1,000	86,000			87,000
Sale of common stock - February ($1.50 per share)			75,361	1,000	112,000			113,000
Sale of common stock - May ($1.50 per share)			30,000		45,000			45,000
Issuance of stock for services			2,000		6,000			6,000
Sale of common stock - June ($3.00 per share)			73,166	1,000	219,000			220,000
Sale of common stock - July ($3.00 per share)			13,335		40,000			40,000
Sale of common stock - August ($3.00 per share)			60,567	1,000	181,000			182,000
Sale of common stock - September ($3.00 per share)			10,000		30,000			30,000
Sale of common stock - October ($3.00 per share)			7,000		21,000			21,000
Sale of common stock - November ($3.00 per share)			10,000		30,000			30,000
Sale of common stock - December ($3.00 per share)			100,000	1,000	299,000			300,000
Issuance of compensatory options to consultants					234,000	(234,000)		0
Compensatory stock and options earned						451,000		451,000
Distributions to founders					(338,000)			(338,000)
Net loss							(922,000)	(922,000)
Balance - December 31, 1997			20,672,496	207,000	2,991,000	(1,283,000)	(1,411,000)	504,000
Issuance of stock for services			1,000		3,000			3,000
Sale of common stock - May 11 to September 20 ($5.00 per share)			112,620	1,000	562,000			563,000
Sale of common stock - September 21 to December 31 ($10.00 per share)			25,500		255,000			255,000
Costs of offering					(60,000)			(60,000)
Compensatory stock and options earned						578,000		578,000
Contribution of services					15,000			15,000
Net loss							(2,122,000)	(2,122,000)
Balance - December 31, 1998			20,811,616	208,000	3,766,000	(705,000)	(3,533,000)	(264,000)
Issuance of stock for services			45,351		327,000			327,000
Sale of common stock - January 1 to August 9 ($10.00 per share)			80,670	1,000	806,000			807,000
Sale of common stock - August 10 to November 30 ($5.00 per share)			84,500	1,000	422,000			423,000
Issuance of compensatory options to consultants					2,780,000	(2,780,000)		0
Common stock issued- exercise of options			21,000		105,000			105,000
Compensatory stock and options earned						3,050,000		3,050,000
Contribution of services					15,000			15,000
Net loss							(4,788,000)	(4,788,000)

Balance - December 31, 1999			21,043,137	210,000	8,221,000	(435,000)	(8,321,000)	(325,000)

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)

For the Period from September 25, 1996 (Inception) through December 31, 2003

(continued)
							Deficit
						Unearned	Accumulated
					Additional	Compensatory	During the	Total
	Class A Preferred Stock		Common Stock		Paid-in	Stock and	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Options	Stage	Equity

Issuance of stock for services			196,259	$ 2,000	$ 838,000			$ 840,000
Sale of common stock - March 29 ($4.51 per share)			44,321		200,000			200,000
Sale of common stock - June 23 ($3.50 per share)			100,000	1,000	349,000			350,000
Acquisition of Ice Surface Development			1,068,354	11,000	3,394,000			3,405,000
Proceeds from exercise of put option			36,735	1,000	108,000			109,000
Compensatory stock and options earned						$ 435,000		435,000
Contribution of services					15,000			15,000
Net loss							$ (2,374,000)	(2,374,000)
Balance - December 31, 2000			22,488,806	225,000	13,125,000	0	(10,695,000)	2,655,000
Issuance of stock for liabilities			126,667	1,000	664,000			665,000
Issuance of stock for services			361,100	4,000	1,007,000			1,011,000
Issuance of option to consultant for services					398,000			398,000
Proceeds from exercise of put option			101,910	1,000	323,000			324,000
Contribution of services					15,000			15,000
Net loss							(3,871,000)	(3,871,000)
Balance - December 31, 2001			23,078,483	231,000	15,532,000	0	(14,566,000)	1,197,000
Exercise of warrants			124,448	1,000	126,000			127,000
Exercise of warrants			250,000	3,000	72,000			75,000
Loss on sale of minority interest					(232,000)			(232,000)
Sale of preferred stock and warrant	38,500				142,000			142,000
Issuance of stock for services			1,001,454	10,000	1,224,000			1,234,000
Issuance of options in settlement of liabilities and consulting fees					653,000			653,000
Issuance of warrants to chairman					690,000			690,000
Proceeds from exercise of put option ($.90 per share)			440,000	5,000	391,000			396,000
Common stock issued in exchange for loan			35,461		50,000			50,000

Sale of common stock - July ($1.45 per share)			46,897		68,000			68,000
Sale of common stock - August ($1.42 per share)			211,265	2,000	298,000			300,000
Sale of common stock - September ($1.42 per share)			140,845	1,000	199,000			200,000
Sale of common stock - December ($.91 per share)			109,890	1,000	99,000			100,000
Contribution of services					15,000			15,000
Issuance of warrant for financial services					8,000			8,000
Warrant issued in lieu of compensation					633,000			633,000
Issuance of shares in settlement of liabilities			190,965	2,000	267,000			269,000
Compensatory stock options					32,000			32,000
Employees/Stockholders Contribution of services in subsidiary					519,000			519,000
Net loss							(4,577,000)	(4,577,000)

Balance - December 31, 2002	38,500	0	25,629,708	$ 256,000	$ 20,786,000	$ 0	$ (19,143,000)	$ 1,899,000

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)

For the Period from September 25, 1996 (Inception) through December 31, 2003

(continued)

							Deficit
						Unearned	Accumulated
					Additional	Compensatory	During the	Total
	Class A Preferred Stock		Common Stock		Paid-in	Stockholders'	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Options	Stage	Equity
Sale of Common Stock - March ($0.90 per share)			111,112	$ 1,000	$ 99,000			$ 100,000
Sale of Common Stock - June (0.80 per share)			250,000	3,000	197,000			200,000
Sale of Common Stock - September ($2.50 per share)			8,000		20,000			20,000
Advance settled with Common Stock - October ($2.50 per share)			10,000		25,000			25,000

Exercise of warrant for common stock - (December $0.50 per share)			250,000	2,000	123,000			125,000

Issuance of stock for services			753,824	8,000	842,000			850,000

Exercise of Warrants for $.01 per share			130,000	1,000	(1,000)			-
Exercise of Warrants for $.01 per share			50,000	1,000	(1,000)			-
Exercise of Warrants for $.01 per share			8,680					-
Exercise of Warrants for $.01 per share			2,500

Cashless exercise of put option			654,432	7,000	(7,000)			-

Sale of Class A Preferred Stock - September ($4.00 per share)	5,575				22,000			22,000
Sale of Class A Preferred Stock - December ($4.00 per share)	10,112	$ 1,000			40,000			41,000

Issuance of option for services					46,000			46,000

Issuance of options in settlement of liabilities and consulting fees					265,000			265,000

Contribution of services in subsidiary					173,000			173,000
Adjustment for equity issuances of subsidiary common stock					79,000			79,000
Class A Preferred stock to be issued	2,305				9,000			9,000

NET LOSS							(2,927,000)	(2,927,000)

BALANCE AT December 31, 2003	56,492	$ 1,000	27,858,256	$ 279,000	$ 22,717,000	$	$ (22,070,000)	$ 927,000

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Consolidated Statements of Cash Flows
			September 25,
			1996
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	3
Cash flows from operating activities:
Net loss	$ (2,927,000)	$ (4,577,000)	$ (22,070,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	172,000	182,000	587,000
Minority interest in loss of consolidated subsidiary	(413,000)	(286,000)	(699,000)
Compensation expense attributable to common stock in
Subsidiary	0	619,000	619,000
Common stock issued for services	850,000	1,812,000	5,250,000
Contribution of services	240,000	735,000	1,059,000
Compensatory common stock, options and warrants	46,000	729,000	5,686,000
Changes in:
Prepaid expenses	2,000	(10,000)	152,000
Deferred revenue			150,000
Accounts payable and accrued expenses	1,021,000	(241,000)	3,036,000

Net cash used in operating activities	(1,009,000)	(1,037,000)	(6,230,000)

Cash flows from investing activities:
Purchase of equipment	(1,000)	(3,000)	(69,000)
Cost of acquisition			(16,000)

Net cash used in investing activities	(1,000)	(3,000)	(85,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and preferred
stock and upon exercise of options and warrants	516,000	1,408,000	6,399,000
Net proceeds from sale of subsidiary stock	234,000		234,000
Proceeds from loan			29,000
Repayments of loan	(2,000)	(7,000)	(29,000)
Proceeds from (repayment of) stockholders' loans and advances	25,000	(81,000)	103,000
Distributions	0		(365,000)

Net cash provided by financing activities	773,000	1,320,000	6,371,000

Net (decrease) increase in cash	(237,000)	280,000	56,000
Cash at beginning of period	293,000	13,000

Cash at end of period	$ 56,000	$ 293,000	$ 293,000

Supplemental disclosure of noncash investing and
financing activities:
Issuance of common stock, warrant and options in
settlement of liabilities, except notes payable	$ 265,000	$ 1,977,000
Notes payable exchanged for common stock		50,000
Loss on exchange of minority interest		232,000
Advance settled with common stock	25,000
Cash paid for interest	1,000	1,000

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2003

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

For the period from inception through December 31, 2003, the Company has accumulated a deficit of $22,080,000, and at December 31, 2003 has a working capital deficiency of $1,092,000 and has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The Company is in the development stage and its efforts have been principally devoted to research and development, raising capital and marketing of principal products. Substantial additional financing will be required by the Company to fund its activities. In the circumstances the Company has established a budget to provide for its continued operations through December 31, 2004. The Company has raised approximately $943,000 through the sale of 235,770 shares of its Class A Preferred Stock through March 22, 2004.

On November 29, 2000, the Company acquired Ice Surface Development, Inc. ("Ice") (incorporated on May 2, 2000) for 1,068,354 shares of common stock valued at approximately $3,405,000. The acquisition was accounted for under the purchase method. On March 31, 2002, the Company granted 28% of Ice to three former officers of the Company in exchange for forfeiting of previously granted fully vested options (see Note I[1]). The exchange was valued at $618,000 based upon the estimated fair value of the options forfeited. The difference between the Company's deemed proceeds of $618,000 and the carrying portion of the Company's investment deemed sold of $850,000 is reflected in stockholders' equity.

Note B - Summary of Significant Accounting Policies

[1]   Consolidation:

The financial statements include the accounts of the Company and its majority-owned subsidiary, Ice (69.26% owned at December 31, 2003). All material intercompany transactions and account balances have been eliminated in consolidation.

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

December 31, 2003

Note B - Summary of Significant Accounting Policies (continued)

[4]   License:

The license is being amortized over its remaining life of approximately 19 years which correlates to an underlying patent. Charges for amortization in each of the years ended December 31, 2003 and 2002 was $169,000. Such amortization expense is included in research and development expense.

Total future amortization of the license are as follows:

Year Ending
December 31,	Amount

2004	$ 169,000
2005	169,000
2006	169,000
2007	169,000
2008 and thereafter	2,062,000

$ 2,738,000

[5]   Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates are used in accounting for asset valuations. Actual results could differ from those estimates.

[6]   Loss per common share:

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2003 and 2002 the Company excluded 2,593,300 (excluding 500,000 warrant subject to exercise conditions) and 3,412,429 potential common shares, respectively, relating to convertible preferred stock outstanding options and warrants from its diluted net loss per common share calculation because they are anti-dilutive.

[7]   Fair value of financial instruments:

The carrying amount of cash, accounts payable and accrued expenses approximates their fair value due to the short maturity of those instruments. The fair value of loans payable to stockholders and officers are not readily determinable due to the related party nature of those items.

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

December 31, 2003

Note B - Summary of Significant Accounting Policies (continued)

acquire the stock. Stock options granted for goods or nonemployee services are measured using the fair value of these options and such costs are included in operating results as an expense.

The Company applies APB No. 25 and related interpretations in accounting for its employee and director stock options. Had compensation cost for the Company's stock options been determined based upon the fair value of awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would be as follows:

	Year Ended
	December 31,
	2003

Net loss attributable to common stockholders	(2,943,000)	(4,589,000)
Add stock-based compensation expense under APB No. 25
included in net loss
Less stock-based compensation expense under SFAS No. 123	(458,000)	(59,000)

Pro forma net loss attributable to common stockholders	$3,401,000)	$(4,648,000)

Basic and diluted net loss per share	$ (.11)	$ (0.19)

Pro forma basic and diluted net loss per share	$ (.13)	$ (0.19)

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

[11]  Recent accounting standards:

Effective January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide significant guarantees on a routine basis. As a result, this interpretation has not had a material impact on the Company's financial statements.

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2003

Note B - Summary of Significant Accounting Policies (continued)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity and requires exisitng unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 did not have an impact on the Company's financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have any impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted the provisions of SFAS 150 effective July 1, 2003. The adoption of SFAS 150 did not have any impact on the Company's financial position or results of operations.

Note C - License From the Trustees of Dartmouth College

On November 28, 2000, Ice entered into a 20-year exclusive license with the Trustees of Dartmouth College ("Dartmouth") for land-based applications to a novel ice adhesion modification system developed by Dr. Victor Petrenko at Dartmouth's Thayer School of Engineering for $25,000. The license agreement provides for the payment of $140,000 for sponsored research and a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income.

Expense for the above agreements totaled $23,000 and $23,000 for the years ended December 31, 2003 and 2002, respectively. In addition, during 2003 the Company reimbursed Dartmouth approximately $13,000 for patent costs.

On February 27, 2004, Dartmouth agreed to waive the $15,000 royalty payment due November 2003.

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2003

Note D - Related Party Transactions

[1]   On December 1, 1997, the Company entered into three-year consulting agreements with three members of the Gleasman family (major stockholders and directors) whereby each will provide technical services to the Company in exchange for compensation of $12,500 each per month. In addition, the Company granted them options to purchase a total of 75,000 shares of common stock at an exercise price of $5.00 per share (Note H[5]). For the years ended December 31, 2003, 2002, 2001, 2000, 1999, 1998 and 1997, the Company incurred expenses amounting to approximately $450,000, $450,000, $450,000 $522,000, $528,000, $528,000 and $45,000, respectively, in connection with these agreements. Effective December 1, 2000, the agreement was extended for three years and amended to provide for the payment of prior and future compensation at the discretion of the Board of Directors in either cash or shares of common stock or combination of both. Amounts charged to operations for the year ended December 31, 1997 and for the period ended December 31, 1996 were approximately $55,000 and $18,000, respectively. During 2001, the Company issued 126,667 shares of common stock in settlement of $665,000 of expenses accrued for consulting service. On September 30, 2002 fees due under the consulting agreement of approximately $653,000 were settled for 727,047 common stock options exercisable immediately at $5.00 per share (see Note H[5]). The options are exercisable for five years.

On December 23, 2003 fees due under the consulting agreement of approximately $265,000 were settled for 166,848 common stock options exercisable immediately at $5.00 per share (see Note H[5]). The options are exercisable for ten years.

Torvec's consulting agreements with each of Vernon E. Gleasman, Keith E. Gleasman and James A. Gleasman expired on December 1, 2003.

The Gleasmans have agreed to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company. In addition, Keith E. Gleasman will continue to serve as President and as a director and James A. Gleasman will continue to serve as a director. However, effective January 1, 2004 the company will no longer pay any consulting fees to the Gleasmans for these services.

[2]  During each of the five years ended December 31, 2002 a stockholder provided space and services to the Company at no charge. The estimated fair value of such space and services amounted to $15,000 in each year and was treated as a capital contribution and expensed.

[3]  During 2003 and 2002, the Company paid approximately $18,500 and $6,000, respectively, to a member of the Gleasman family for investor and engineering services rendered.

[4]  During the year ended December 31, 2003, the Company issued to a stockholder 70,000 common shares for consulting and as rent and for the company's use of a facility valued at approximately $158,000. [See Note G]

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2003

Note E - Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company's majority owned subsidiary, Ice, files separate tax returns.

At 3, the Company has available $7,400,000 (including $1,576,000 relating to Ice) of net operating loss carry forwards to offset future taxable income expiring through 2023.

At 3, the Company has a deferred tax asset of approximately $2,931,000 representing the benefits of its net operating loss carry forward and a deferred tax asset of $5,253,000 from temporary differences, principally stock options not currently deductible and certain operating expenses which have been capitalized as start-up costs for federal income tax purposes. The total of these deferred tax assets has been fully reserved by a valuation allowance since realization of their benefit is uncertain.

A reconciliation between the actual income tax benefit and income taxes computed by applying the federal income tax rate of 34% to the net loss is as follows:

	Year Ended
	December 31,

Computed federal income tax benefit at 34% rate	$ (995,000)	$ (1,556,000)
State tax benefit, net of federal tax benefit	(154,000)	(242,000)
Nondeductible expenses	66,000	66,000
Valuation allowance	1,083,000	1,732,000

	$ 0	$ 0

Note F - Accounts Payable and Accrued Expenses

At December 31, 2003, accounts payable and accrued expenses consist of the following:

Professional fees	$ 317,000
Payroll to officer/stockholders of Ice (Note I[1])	811,000

$ 1,128,000

Note G - Loan Payable - Stockholders, Officer and Other

During 1998, the Company purchased a vehicle as a prototype. The vehicle is collateral for a loan. The loan was paid in monthly installments of principal and interest (at 10.13% per annum) of approximately $610 through March 2003. At , the prototype vehicle was fully depreciated.

During 2001, a shareholder loaned the company $50,000 bearing interest at 7.5% with no specified repayment terms. Included in amounts payable at December 31, 2003 is approximately $2,000 of accrued interest. During April 2002 the principal of this loan was satisfied with the issuance of 35,461 shares of common stock at the then fair market value at the date of exchange. In addition, during 2002 this stockholder purchased at the market value, 508,897 (109,890 of such shares were issuable at December 31, 2002) shares of common stock for approximately $668,000.

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2003

Note G - Loan Payable - Stockholders, Officer and Other (Continued)

In 2003, this stockholder purchased 361,112 common shares for $300,000 and was paid 70,000 common shares valued at $158,000 for consulting and as rent for the company's use of a facility. The shareholder also purchased 15,687 Class A Preferred Shares for $63,000 in 2003. On March 22, 2004 the shareholder purchased 17,922 Class A Preferred Shares for $71,687.

In August 2003, this stockholder advanced $25,000 to the Company. In October 2003, this advance was settled for 10,000 shares of common stock.

During 2001, certain officers and stockholders loaned the Company $109,000. The loans are noninterest bearing with no specified repayment terms. During 2002, $81,000 of such loans were repaid. At December 31, 2003, these loans remain outstanding.

Note H - Stockholders' Equity

[1]   Private placement:

The Company received net proceeds from private placements of its common stock of $550,000, $1,230,000 (of which $507,000 was received from the Gleasman family), $758,000, $1,068,000 and $331,000 from private placements for the years ended December 31, 2000, 1999, 1998 and 1997 and for the period ended December 31, 1996, respectively.

On September 10, 2003, the Company sold 8,000 common shares for $20,000.

[2]   Preferred stock:

In January 2002, the Company has authorized the sale of up to 2,000,000 shares of its Class A Non-Voting Cumulative Convertible Preferred Stock ("Series A"). During 2002, the Company has sold 38,500 shares at $4.00 per share of its Class A in a private placement offering for approximately $142,000 in net proceeds. Each share of Class A is convertible into one share of voting common stock and entitles the holder to dividends, at $.40 per share per annum. The holder has the right to convert after one year subject to Board approval. At December 31, 2003, dividends in arrears amounted to approximately $28,000.

In connection with this offering the Company granted the placement agent 5,000 Class A Warrants, exercisable for five years at an exercise price of $1.52 per share. The Company also granted 2,500 Class A Warrants, exercisable for five years at an exercise price of $0.01 per share. Such warrants was treated as a cost of the offering. Also, the placement agent was granted 10,000 warrants for providing certain financial analysis for the Company. The warrant is immediately exercisable at $.30 per share for five years. The warrant contains a cashless exercise feature. The Company valued the warrant at $8,000 using the Black-Scholes option-pricing model and charged operations. On

July 8, August 14 and September 11, 2003, the company issued 2,500, 7,480 and 1,200 common shares respectively to the placement agent upon the exercise of warrants issued in connection with this offering.

During 2003, the company sold 15,687 Class A Preferred Shares for $63,000. (see Note G)

In December 2003, the Company received $9,216 for 2,304 Class A Preferred Shares, classified as Class A Preferred Stock to be issued on the accompanying balance sheet.

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2003

Note H - Stockholders' Equity (continued)

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

On February 10, 1999, the company entered into a one-year agreement with two consultants to provide financial and public relation services. In connection therewith, 375,000 of the 500,000 warrants previously granted as described in the previous paragraph were cancelled and the company granted 375,000 options at an exercise price of $5.00 exercisable immediately through February 10, 2004. The Company valued these options at $2,780,000 using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31, 1999: risk free interest rate of 5%, dividend yield 0%, volatility 40% and expected life for options granted of 5 years. These options were charged to operations over the term of the consulting agreement. In February 1999, 21,000 of such options were exercised. The term of these options expired on February 10, 2004.

[4]   Common stock subject to resale guarantee:

During 2002, the Company issued 190,965 shares to former officers and certain minority stockholders of Ice in exchange for approximately $269,000 owed to them. If, on the sale of the shares, the amount realized is less than $269,000 additional shares shall be issued and if the amount is greater than $269,000 such excess shall be returned to the Company. During 2002, such shares realized proceeds of approximately $269,000.

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

On September 30, 2002, in connection with the same agreements (see Note D[1]), the company granted an aggregate 727,047 common stock options under the Plan, exercisable at $5.00 per share. The options were issued in payment of an aggregate $653,000 owed under the consulting agreements.

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2003

Note H - Stockholders' Equity (continued)

[5]   Stock option plan: (continued)

On December 22, 2003 the company granted 166,848 common stock options under the Plan at an exercise price of $5.00 per share. These options were issued in payment of an aggregate $265,000 owed through December 31, 2003 under the consulting agreements. (see Note D[1])

In August 2001, the Company granted 100,000 options to an officer in his capacity as consultant CFO at $5.00 per share exercisable immediately. In connection therewith, the Company recorded a stock compensation charge of

$398,000. The term of the option granted shall be for a period of 10 years.

On May 20, 2003, the company granted a common stock option to a consultant under the plan for 50,000 shares, exercisable at $2.26 per common share. In connection therewith, the Company recorded a stock compensation charge of $46,000.

The company granted an aggregate 225,000 common stock options under the Plan on October 15, 2003 exercisable at $5.00 per share to three directors of the company.

A summary of options granted under the Plan are as follows:

	Year Ended December 31,
	2003		2002
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	1,282,047	$ 5.00	1,005,000	$ 5.00
Granted	441,848	4.50	727,047	5.00
Exchanged			(450,000)	5.00

Outstanding at end of year	1,723,895	5.00	1,282,047	5.00

Options exercisable at year end	1,723,895	5.00	1,282,047	5.00

Weighted average fair value of options
granted during the year	$1.54		$0.90

At December 31, 2003, 276,105 options are available for future grants under the Plan.

The following table represents information relating to stock options outstanding at December 31, 2003:

Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
	Exercise	Remaining Life		Exercise
Shares	Price	in Years	Shares	Price

1,673,895	$5.00	5.7	1,673,895	$5.00
50,000	2.26	9.4	50,000	2.26
1,723,895			1,723,895

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2003

H - Stockholders' Equity (continued)

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	2003	2002

Risk-free interest rates	1.59-4.30%	2.79%
Expected options life in years	10	5
Expected stock price volatility	1.58-1.64%	1.46%
Expected dividend yield	0%	0%

[6]   Business consultant stock plan:

In June 1999, the Company adopted the Business Consultant Stock Plan, as amended (the "Stock Plan"). The plan provides for up to 2,600,000 shares of common stock to be issued from time to time to consultants in exchange for services. For the years ended 3, 2, 2001, 2000 and 1999, 738,184, 1,057,455 (including 190,965 issued in settlement of amounts owed (see Note H[4])), 361,100, 196,259 and 45,351 shares were issued, respectively, to consultants and third parties in exchange for services and amounts owed to them. During the years ended 2, , 2000 and 1999 the Company charged $832,000, $1,036,000 (excluding $269,000 (see Note H[4])), $1,011,000, $840,000 and $327,000, respectively, to operations in connection with the share issuances. At December 31, 2003, 202,651 shares are available for future grants under the Plan.

[7]   Noncash transaction:

During 1998, the Company granted 1,000 shares of common stock, valued at $3.00 per share, for services provided. During 1997, the Company granted 12,000 and 2,000 shares of common stock for services provided. The Company valued the shares at their fair value of $1.50 and $3.00 per share, respectively. During 2003 and 2002, 15,640 and 134,964 restricted shares were issued for services aggregating approximately $18,000 and $198,000 respectively.

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

As a commitment fee, the Company granted to Swartz commitment warrants to purchase 960,101 shares of the Company's common stock which warrants can be exercised through August 15, 2005. The total number of commitment warrants is subject to antidilution provisions. The warrant exercise price is reset to the lowest closing price of the Company's common stock during the five trading days ending on each six-month anniversary of warrant issue date. During 2002, 76,456 commitment warrants were exercised for proceeds of approximately $60,000. During 2003, in accordance with the warrant agreements, Swartz exercised the remaining 883,645 commitment warrants in a cashless exercise transaction, receiving 647,270 common shares.

In addition to the commitment warrants referred to above, Swartz will be issued a warrant to purchase one share of common stock of the Company for every ten shares that it purchases pursuant to the agreement. These purchase warrants will initially be exercisable at 110% of the market price of the shares simultaneously purchased by Swartz, subject to the same reset provisions as govern the commitment warrants. During 2002, 47,992 of such warrants were

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2003

Note H - Stockholders' Equity (continued)

exercised for proceeds of approximately $67,000. In 2003, Swartz exercised the balance of its purchase warrants (9,875) in a cashless exercise transaction, receiving 7,162 common shares.

The Agreement with Swartz terminated on September 5, 2003.

[9]   Warrants:

At December 31, 2003, outstanding warrants to acquire shares of the Company's common stock are as follows:

Exercise	Number of
Price	Expiration	Shares Reserved
$1.52	September 18, 2007	5,000	(Note H [2])
(a)	(a)	125,000	(Note H[3])
$.01	None	268,865	(Note I[1])
		398,865

$.75	None	500,000	(b)

  Exercisable at IPO price and exercisable five years from IPO.

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

During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000.

[10]  Issuance of Stock and Warrants by Subsidiary:

During the quarters ended June 30, and September 30, 2003, the Company's subsidiary Ice, issued 308,041 shares of its common stock at $.76 per share realizing aggregate proceeds of $234,000 in a private placement. These issuances reduced the Company's interest in the subsidiary from 72% to approximately 69.26%. Based on the Company's accounting policy, the change in the Company's proportionate share of Ice's equity resulting from the additional equity raised by the subsidiary is accounted for as a capital transaction and has been reflected as an increase in stockholders' equity. Pursuant to Ice's private placement the Company, has reserved the right but not the obligation, for a period not to exceed 30 months from June 9, 2003 or any subsequent offering of Ice stock, to purchase all of the capital stock of Ice (including shares to be issued upon exercise of outstanding warrants of Ice) at a purchase price equal to the greater of $3.00 per share or the appraised value of Ice with such appraised value capped at $6.00 per share.

In connection with the private placement, Ice issued 53,948 warrants to the placement agent exercisable at $.76 per share through June 9, 2008. In addition, 50,000 warrants were issued by Ice to a consultant exercisable at $.76 per common share through June 9, 2008. In connection therewith compensation charge of $36,000 was recognized.

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2003

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

On August 1, 2001, the Company entered into three-year employment agreements with its Chief Executive Officer and Chief Operating Officer. The employment agreements provide for annual base salary of $240,000 pro rated for calendar year 2001 and increasing thereafter by $20,000 per annum. In addition, the agreements provide for an annual bonus of $60,000 for calendar year 2001 and increasing thereafter by $60,000 per annum. On September 1, 2001 the Company entered into a three-year employment agreement with its Vice President - Manufacturing. The employment agreement provides for annual base salary of $144,000 pro rated for calendar year 2001 and increasing by $16,000 for calendar year 2002, and increasing thereafter by $30,000 per annum. In addition, the agreement provides for annual bonuses of $25,000, $40,000 and $50,000 for calendar years 2001, 2002 and 2003, respectively. At March 31, 2002 amounts owing under these employment agreements aggregating approximately $633,000 were settled through the issuance of 448,865 warrants to purchase common stock at an exercise price of $.01. On March 20, 2003, 130,000 of these warrants were exercised and on September 26, 2003, another 50,000 of these warrants were exercised.

Effective March 31, 2002 the agreements were terminated and the officers resigned from the Company. Simultaneously, Ice executed employment agreements with the individuals in the name of Ice with the same terms as previously executed and the individuals became officers of Ice. In 2003 and 2002, these individuals contributed $240,000 and $720,000 respectively of accrued compensation to Ice's capital and agreed to forgo payment of all future monies under their employment agreement until certain board-discretionary performance criteria have been realized.

The Company may pay all compensation under these agreements either in cash or common stock as determined by the Board of Directors. In connection with these agreements, the Company granted 450,000 options at $5.00 per share. The term of the options granted shall be for a period of 10 years and vest immediately. These options were exchanged for a 28% interest in Ice in March 2002. (see note A)

On March 31, 2003, the Company issued 148,387 shares of common stock to the officers of Ice in exchange for approximately $122,000 owed to them for services performed for Ice. These shares were issued under the Business Consultants Stock Plan.

During the quarter ended June 30, 2003, the Company issued 52,911 shares to the officers of Ice in exchange for approximately $40,000 owed to them for services performed for Ice. These shares were issued under the Business Consultants Stock Plan.

TORVEC, INC. AND SUBSIDIARY

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2003

Note I - Commitments and Other Matters (continued)

[2]   Variable Gear, LLC

In June 2000, the Company sold 100,000 shares of common stock to a stockholder for $5.00 per share and granted an exclusive world-wide license of all its technology to Variable Gear, LLC ("Variable Gear") (an entity owned 51% by the stockholder) for the aeronautical and marine markets. Variable Gear is to pay the Company a royalty of 4% of the gross selling price of products incorporating the technology and 49% of compensation received with respect to sublicense income through January 1, 2008. The Company owns the remaining 49% of Variable Gear. The Company does not share in any profit or losses in this entity. On January 1, 2008, the Company is required to purchase the membership interest of the stockholder at the then fair market value as defined. At December 31, 2003 such fair value cannot yet be reasonably determined.

The market price of the Company's stock at the date of the transaction was $3.50. Accordingly, $1.50 per share has been allocated to the license agreement. The license revenue of $150,000 is classified as deferred revenue in accordance with Staff Accounting Bulletin 101.

[3]   Lease:

In November 2002, the Company entered into a vehicle lease, which provides for lease payments as follows:

2004	6,700
2005	5,600

$ 12,300

Note J - Subsequent Event

On February 20, 2004 the Company entered into an agreement with a management-consulting firm to assist the Company in executing a business plan to commercialize and produce a full terrain vehicle. Upon execution of the agreement, the Company granted 5,306 shares of common stock. The agreement is for an initial term of six months and provides for the payment of $50,000 per month, 20,000 fully vested warrants per month at an exercise price of $0.01 per share. Also at the end of the initial term, the Company will grant warrants exercisable at $0.01 per share based upon a formula if the closing bid price of common stock is equal to or greater than $5.00 per share. In connection herewith the Company will recognize significant charges.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

Item 8 (a) CONTROLS AND PROCEDURES

Eric Steenburgh and Samuel M. Bronsky, the company's chief executive officer and chief financial officer, respectively, have informed the Board of Directors that, based upon their evaluations of the company's disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-KSB), such disclosure control and procedures are effective to ensure that information required to be disclosed by the company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of the company's chief executive and chief financial officers, has concluded that there were no changes in the company's internal control over financial reporting that occurred during the company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting

PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)     Identification of Directors, Executive Officers And Consultants

               The following table sets forth certain information about the current directors, executive officers of the company and its consultants.

	Nominee	Principal Occupation	Age	Date of Election or Designation	Date of Termination or Resignation

(1)	Eric Steenburgh 20 Moraine Point Victor, New York 14564	Chairman of the Board Chief Executive Officer Director	63	04/16/02	*

(2)	Keith E. Gleasman 11 Pond View Drive Pittsford, NY 14534	President Director	56	09/26/96	*

(3)	Gary A. Siconolfi 325 VanVoorhis Avenue Rochester, New York 14617	Secretary Director	52	10/31/02	*

(4)	Herbert H. Dobbs 448 West Maryknoll Road Rochester Hills, MI 48309	Director	72	02/20/98	*

(5)	James A. Gleasman 11 Pond View Drive Pittsford, NY 14534	Director	63	02/20/98	*

(6)	Joseph Alberti 1140 Hillsboro Cove Circle Webster, New York 14580	Director	54	10/31/02	*

(7)	Daniel R. Bickel 39 Whippletree Road Fairport, New York 14450	Director	55	10/31/02	*

(8)	Samuel M. Bronsky 6653 Main Street Williamsville, NY 14221	Chief Financial and Accounting Officer	42	04/01/98	*

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

-50-

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

(5)	James A. Gleasman has been a consultant of the company since its inception. His business background includes the following:

	o	Life-long entrepreneur.
	o	Skilled in management, finance, strategic planning, organizing and marketing.
	o	Co-inventor of the Gleasman steer drive mechanism.
	o	Established manufacturing of the Torsen® Differential in Argentina, Brazil, etc.
	o	Former principal with two companies formerly owned by the Gleasman family.
	o	Set business strategies for small companies' dealings with large companies.
	o	Joint venture partner with Clayton Brokerage Co. of St. Louis, MO.
	o	Owned financial-consulting business.
	o	Negotiated with numerous Asian Corporations (including Mitsubishi and Mitsui).
	o	Educated in Asian philosophy, business practices and culture.

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

(7)

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

(8)

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

(c)     Management Restructuring

               On April 16, 2002, Eric Steenburgh was elected chairman and chief executive officer. Mr. Steenburgh agreed that he will not be compensated for his services to the company. In response to Mr. Steenburgh's desire to invest in the company, the company issued 250,000 warrants, at $.30 per warrant, that permits but does not require Mr. Steenburgh to acquire 250,000 shares of the company's $.01 par value common stock upon his election as a member of the Board of Directors, an additional 250,000 warrants, at $.50 per warrant, that permits but does not require him to acquire an additional 250,000 shares upon his election as Chairman of the Board and Chief Executive Officer and an additional 500,000 warrants, at $.75 per warrant, that permits but does not require him to acquire an additional 500,000 shares upon the execution by the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of the company's technologies (whether or not as a result of any merger, consolidation, sale or reorganization of the company), including but not limited to a binding agreement to establish one or more joint venture relationships by the company and one or more third parties. The shares issuable upon exercise of the warrants have piggyback registration rights. Mr. Steenburgh has exercised the first and second tranches of his warrant position, purchasing 250,000 common shares for $75,000 and an additional 250,000 common shares for $125,000.

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

Item 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

               The following table sets forth the aggregate compensation paid or accrued to the company's chief executive officer and its other named executive officers and consultants by the company for services rendered during the fiscal year ending December 31, 2003:

Long Term Compensation Awards

Name and Position	Annual Compensation		Options Granted	Stock Awards
	Salary	Consultants Fee

Eric Steenburgh
Chief Executive Officer(1)

Keith E. Gleasman
President and Consultant

Gary A. Siconolfi
Secretary and Consultant

James A. Gleasman
Consultant

Vernon E. Gleasman
Consultant

Samuel M. Bronsky
Chief Financial Officer

	$0 $0 $0 $0 $0 $0	$0 $122,500(2) $0 $92,700(4) $25,000(5) $0	0 38,818(2) (3) 39,575(4) 95,455(5) $0	0 0 0 0 0 0

(1)	Mr. Steenburgh became chief executive officer on April 16, 2002.

(2)

On December 1, 1997, the company entered into a 3 year consulting agreement with Keith E. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the company in the capacity of consultant to the company. Under such agreement, Mr. Gleasman is entitled to receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the company's common stock pursuant to the company's 1998 Stock Option Plan. The consulting agreement was extended as of December 1, 2000 for an additional 3 years and was modified to authorize the Board of Directors, in its sole discretion, to pay accrued and future consulting fees in cash or the capital stock of the company, or a combination of both, at such times as the Board deems appropriate. Pursuant to the consulting agreement, the company granted 33,818 options at $5.00 per share in partial payment of Keith Gleasman's fee through December 31, 2003. The consulting agreement which expired on December 1, 2003, was not renewed. Mr. Gleasman will continue to provide consulting services during fiscal 2004. He will sell his own shares at the rate of approximately 500 shares per day in lieu of receiving a consulting fee.

(3)	Mr. Siconolfi was granted a nonqualified stock option on October 15, 2003, for 100,000 common shares, which options are immediately exercisable at $5.00 per share.

(4)

On December 1, 1997, the company entered into a 3 year consulting agreement with James A. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the company in the capacity of consultant to the company. Under such agreement, Mr. James A. Gleasman is entitled to receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the company's Common Stock pursuant to the Company's 1998 Stock Option Plan. The consulting agreement was extended as of December 1, 2000 for an additional 3 years and was modified to authorize the Board of Directors, in its sole discretion, to pay accrued and future Gleasman consulting fees in cash or the capital stock of the Company, or a combination of both, at such times as the Board deems appropriate. Pursuant to the consulting agreement, company granted 39,575 options at $5.00 per share in partial payment of James Gleasman's fee through December 31, 2003. The consulting agreement, which expired on December 1, 2003, was not renewed. Mr. Gleasman will continue to provide consulting services during fiscal 2004. He will sell his own shares at the rate of approximately 500 shares per day in lieu of receiving a consulting fee.

(5)

On December 1, 1997, the company entered into a 3 year consulting agreement with Vernon E. Gleasman, under which he is obligated to devote substantially all of his business and professional time to the company in the capacity of Consultant to the company. Under such agreement, Mr. Vernon Gleasman is entitled to receive an annual consulting fee of $150,000 and was granted an option to purchase 25,000 shares of the company's Common Stock pursuant to the company's 1998 Stock Option Plan. The consulting agreement was extended as of December 1, 2000 for an additional 3 years and was modified to authorize the Board of Directors, in its sole discretion, to pay accrued and future Gleasman consulting fees in cash or the capital stock of the company, or a combination of both, at such times as the Board deems appropriate. The company granted 95,455 options at $5.00 per share in payment of Vernon Gleasman's fee through December 31, 2003. The consulting agreeement, which expired on December 1, 2003, was not renewed. Mr. Gleasman will continue to provide consulting services during fiscal 2004. He will sell his own shares at the rate of approximately 500 shares per day in lieu of receiving a consulting fee.

Option/SAR Grants in Last Fiscal Year

               The following table sets forth certain information for the named executive officers as well as the company's consultants with respect to the grant of options to purchase common stock during the fiscal year ended December 31, 2003.

	Shares Underlying	% of Options
Name	Options Granted	Granted	Exercise Price	Expiration Date

Eric Steenburgh	0	0%	$0	--
Keith E. Gleasman	31,818	11.92%	$5.00	12/21/13
James A. Gleasman	39,575	14.83%	$5.00	12/21/13
Vernon E. Gleasman	95,455	35.77%	$5.00	12/21/13
Samuel M. Bronsky	0	0%	$0	--
Gary A. Siconolfi	100,000	37.48%	$5.00	10/14/13

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

               The following table sets forth certain information for the named executive officers as well as the company's consultants with respect to the exercise of options to purchase common stock during the fiscal year ended December 31, 2003 and the number and value of securities underlying unexercised options held by the named executive officers as well as the company's consultants as of such date.
Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 2003 Exercisable Unexercisable		Value of Unexercised In-the-Money Options at December 31, 2003(1) Exercisable Unexercisable

Eric Steenburgh	0	0	0	0	$ 0	$ 0
Keith E. Gleasman	0	0	237,967	0	$ 0	$ 0
James A. Gleasman	0	0	238,739	0	$ 0	$ 0
Vernon E. Gleasman	0	0	396,189	0	$ 0	$ 0
Gary A. Siconolfi	0	0	100,000	0	$ 0	$ 0
Samuel M. Bronsky	0	0	100,000	0	$ 0	$ 0

(1)     The closing price of the company's common stock on December 31, 2003 was $2.43 per share. Since the per share exercise price is $5.00 under the option agreements, none of the options were "in-the-money" as of that date.

Year 2003 Options

               A total of 441,848 options were granted in the fiscal year ended December 31, 2003 under the company's 1998 Stock Option Plan.

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

               The company's Board of Directors granted stock options under the 1998 Stock Option Plan to Keith, James and Vernon Gleasman on December 22, 2003 entitling them to purchase an aggregate of 166,848 shares of common stock, all of which provide for an exercise price of $5.00 per share, are exercisable immediately in full and terminate in 2013. Previously the Board granted an aggregate 75,000 stock options to Keith, James and Vernon Gleasman, exercisable at $5.00 per share, each of which expires in 2007 and an aggregate 737,047 stock options to Keith, James and Vernon Gleasman, exercisable at $5.00 per share, each of which expires in 2012.

               On May 20, 2003, the Board granted an employee stock option for $50,000 exercisable at $2.26 per share, which expires in 2013. The Board , on October 15, 2003, granted an aggregate 225,000 stock options to three directors exercisable at $5.00 per share, each of which expires in 2013. The Board also previously granted a current director and two former directors an aggregate 380,000 options, all of which provide for an exercise price of $5.00 per share, are exercisable on a cumulative basis at the rate of 20% per year beginning January 1, 1998, and expire on December 31, 2007.

                In August, 2001, the company granted 100,000 options to its chief financial officer at $5.00 per share exercisable immediately. In connection therewith, the Company recorded a stock compensation charge of $398,000. The option expires in 2011.

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

               With respect to the actual issuance by the company of shares for services rendered in accordance with the terms of the Plan, the per share value of such shares is equal to the closing price for the company's common stock on a date which is the date of the event triggering the issuance of the shares or is one business day immediately prior to such date as quoted in the over-the-counter market (OTCBB).

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

               On May 8, 2003 and October 2, 2003 the Board authorized an increase in the number of shares reserved under the Plan by 350,000 shares and 250,000 shares, respectively. The company undertook to register the issuance of such shares under the cover of Securities and Exchange Commission Form S-8 and such registration statements became effective on May 23, 2003 and November 26, 2003 respectively.

               For the fiscal year ending December 31, 2003, the Company issued 738,184 shares of common stock under the Business Consultants Stock Plan.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership - Common Stock

The following table presents information concerning the beneficial ownership of the shares of our common stock as of December 31, 2003 by:
o	each person who is known by us to beneficially own more than 5% of our common stock;

o	each of our directors;

o	each of our named executive officers; and

o	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 27,858,256 shares of common stock outstanding as of December 31, 2003. Beneficial ownership is determined under rules promulgated by the Securities and Exchange Commission. Shares of common stock subject to options that are exercisable on December 31, 2003 or exercisable within 60 days thereafter are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of calculating the number of shares beneficially owned and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of calculating the percentage ownership of any other person. Except as indicated in the footnotes to this table, these persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Owned	Percent of Shares Owned
Vernon E. Gleasman 11 Pond View Drive Pittsford, NY 14534	3,108,000(1)	11.00%

(1)

Includes 356,316 shares attributable to ownership by Mrs. Margaret Gleasman. Includes 25,000 shares which may be purchased through the exercise of a ten year option granted on December 1, 1997, exercisable at $5.00 per share. Includes 275,734 shares which may be purchased through exercise of a 5 year option granted on September 30, 2002 exercisable at $5.00 per share. Includes 95,855 shares which may be purchased through exercise of a ten year option granted on December 22, 2003, exercisable at $5.00 a share.

Name and Address of Beneficial Owner	Position	Number of Shares Owned	Percent of Shares Owned

Eric Steenburgh 20 Moraine Point Victor, New York 14564	Chairman of Board of Directors; Chief Executive Officer	500,000	1.80%

Keith E. Gleasman 11 Pond View Drive Pittsford, New York 14534	President Director	9,502,528(1)	33.82%

Gary A. Siconolfi 325 VanVoorhis Avenue Rochester, New York 14617	Secretary Director	163,002(2)	Less than 1%

Herbert H. Dobbs 448 West Maryknoll Road Rochester Hills, MI 48309	Director	440,850(3)	1.58%

James A. Gleasman 11 Pond View Drive Pittsford, New York 14534	Director	6,393,966(4)	22.68%

Joseph Alberti 1140 Hillsboro Cove Circle Webster, New York 14580	Director	158,000(5)	Less than 1%

Daniel R. Bickel 39 Whippletree Road Fairport, New York 14450	Director	25,100(6)	Less than 1%

Samuel M. Bronsky 6653 Main Street Williamsville, NY 14221	Chief Financial and Accounting Officer	116,824(7)	Less than 1%

All Executive Officers and Directors as a Group		14,500,270(8)	50.55%

(1)

Includes 25,000 shares which may be purchased through the exercise of a ten year option granted on December 1, 1997, exercisable at $5.00 per share. Includes 181,149 shares which may be purchased through the exercise of a 5 year option granted on September 30, 2002. Includes 31,818 shares which may be purchased through the exercise of a ten year option granted on December 22, 2003, exercisable at $5.00 per share. Includes 1,400,000 shares held by the Vernon E. Gleasman Grandchildrens' Trust and 1,400,000 shares held by the Margaret F. Gleasman Grandchildrens' Trust of which Mr. Gleasman is co-trustee. Includes 1,666,666 shares held by the James A. Gleasman Childrens' Trust of which Mr. Gleasman is co-trustee.

(2)	Includes 100,000 shares which may be purchased through the exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share.

(3)	Includes 100,000 shares which may be purchased through the exercise of a ten year option granted on January 1, 1998, exercisable at $5.00 per share.

(4)

Includes 25,000 shares which may be purchased through the exercise of a ten year option granted on December 1, 1997, exercisable at $5.00 per share. Includes 270,164 shares which may be purchased through the exercise of a 5 year option granted on September 30, 2002. Includes 39,575 shares which may be purchased through the exercise of a ten year option granted on December 22, 2003, exercisable at $5.00 per share. Includes 1,400,000 shares held by the Vernon E. Gleasman Grandchildrens' Trust and 1,400,000 shares held by the Margaret F. Gleasman Grandchildrens' Trust, of which Mr. Gleasman is co-trustee.

(5)	Includes 100,000 shares which may be purchased through the exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share.

(6)	Includes 25,000 shares which may be purchased through exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share.

(7)	Includes 100,000 shares which may be purchased through exercise of a ten year option granted on August 28, 2001, exercisable at $5.00 per share.

(8)

Includes an aggregate 826,313 shares which may be purchased through the exercise of options all of which are exercisable at $5.00 per share, 1,400,000 shares by the Vernon E. Gleasman Grandchildrens' Trust, 1,400,000 held by the Margaret F. Gleasman Grandchildrens' Trust and 1,666,666 held by the James A. Gleasman Children' Trust. The 2,800,000 shares owned by the Vernon and Margaret Gleasman's Grandchildrens' Trusts are counted only once for this calculation.

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

               During 2001, the company borrowed $25,000 from Margaret Gleasman. This loan is payable on demand and bears no interest.

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

3.1

Certificate of Incorporation, incorporated by reference to Form 10-SB/A , Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

	3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.4 By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;.

(4)	Instruments defining the rights of holders including indentures None

(9)	Voting Trust Agreement

None

(10)	Material Contracts

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

10.3

The Company's Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000 and 250,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003 and November 26, 2003 respectively;

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
Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.17	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.18	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.19	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.20	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.21	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;

10.22	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004;

-64
10.23 Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004;

10.24 Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004;

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

(16)	Letter on change in certifying accountant

None

(18)	Letter re change in accounting principles

None

(20)	Other documents or statements to security holders

None

(21)	Subsidiaries of the registrant

Ice Surface Development, Inc. (New York)

(22)	Published report regarding matters submitted to vote of security holders

None

(23)	Consents of experts and counsel

Eisner LLP Consent

(24)	Power of attorney

None

(31)	Rule 13(a)-14(a)/15(d)-14(a) Certifications

(32)	Section 1350 Certifications

(99)	Additional exhibits

None

(b)     Reports Filed on Form 8-K
(1)	Form 8-K filed December 29, 2003 setting forth new compensation arrangements with Keith, James and Vernon Gleasman;

(2)	Form 8-K filed January 30, 2004 reporting on annual shareholders meeting.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate amount the company was billed for professional services rendered by Eisner LLP for the audit of the company's annual financial statements, for the review of the company's financial statements included in the company's quarterly reports filed with the Securities and Exchange Commission, and for services normally provided in connection with statutory and regulatory filings or engagements for each of the immediately preceding two fiscal years were:

                    Fiscal 2002                                                Fiscal 2003
                     $70,500                                                    $70,000

Audit Related Fees

The Aggregate amount of the company was billed for professional services rendered by Eisner LLP for audit related services for each of the immediately preceding two fiscal years were:

                    Fiscal 2002                                                Fiscal 2003
                     $23,000                                                     $7,500

These services specifically included registration statement review and assisting the Audit Committee in fulfilling its responsibilities in connection with the financial reporting process and services rendered in connection with the requirement that Eisner LLP timely report to the Audit Committee regarding critical accounting policies and practices, regarding alternative accounting treatments of financial information within generally accepted accounting principles that have been discussed with management and regarding any other material, written information provided by Eisner LLP to the Audit Committee in order to facilitate auditor and management oversight by the Audit Committee.

Tax Fees

The aggregate amount the company was billed for professional services rendered by Eisner LLP for tax compliance, tax planning and tax advice for each of the immediately preceding two fiscal years were:

                    Fiscal 2002                                                Fiscal 2003
                     $ --,                                                    $ --,

These services specifically included:

-   tax return compliance for federal and state income/franchise tax purposes: and

-   advice and/or opinions on tax planning and tax reporting matters, including research, discussions, preparation of memorandums and attendance at meetings, as mutually determined to be necessary, including but not limited to the following areas - international taxes, mergers, acquisitions and divestitures, employee compensation, benefits and related reporting requirements, accounting methods, response to inquiries and notices regarding federal and state taxes.

All Other Fees

The aggregate amount the company was billed for professional services rendered by Eisner LLP for all legally permissible non-audit services, other than audit-related services and tax services, for each of the immediately preceding two fiscal years were:

                    Fiscal 2002                                                Fiscal 2003
                     $                                                            $

Pre-Approval of Policies and Procedures

Article II of our Audit Committee Charter, as amended, specifically provides that the Audit Committee must pre-approve all auditing and legally permissible non-auditing services to be performed by the company's registered public accounting firm. In accordance with such mandate, at a meeting held on January 15, 2003, the Audit Committee established a set of procedures governing the pre-approval process. Under the procedure, for each fiscal year, the Committee first shall determine the general nature and scope of the audit, audit-related, tax and other legally permissible non-audit services to be performed by the company's registered accounting firm. Prior to the performance of any services, the Committee shall require such firm to submit to the Committee one or more engagement letter(s) delineating specific audit, audit-related, tax and other legally permissible non-audit services to be rendered (together with a schedule of fees with respect to each of such services). Upon receipt of such engagement letter(s), the Committee shall review and approve such engagement letter(s) in advance of the performance of any such services, including the specific advance approval of fees in connection with each of such services. Upon approval and execution of each of such engagement letter(s) by the Committee, the registered public accounting firm shall perform such pre-approved services in accordance with the terms and conditions of each engagement letter and shall not engage in any other services unless each of said services, if any, shall have been specifically approved (including the specific approval of all fees associated therewith) by the Audit Committee in advance of the rendering any such service.

Audit -Committee Approval

The Audit Committee pre-approved 100% of the services rendered by Eisner LLP in accordance with such Committee's Pre-Approval Policies and Procedures.

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

-67-

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

TORVEC, INC.
Date: _______, 2004	By: /S/ ERIC STEENBURGH Eric Steenburgh, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: _______, 2004	By: /S/ ERIC STEENBURGH Eric Steenburgh, Chief Executive Officer and Director

Dated: _______, 2004	By: /S/ KEITH E. GLEASMAN
Keith E. Gleasman, President and Director

Dated: _______, 2004	By: /S/ GARY SICONOLFI
Gary Siconolfi, Secretary and Director

Dated: _______, 2004	By: /S/ JOSEPH ALBERTI
Joseph Alberti, Director

Dated: _______, 2004	By: /S/ DANIEL R. BICKEL
Daniel R. Bickel, Director

Dated: _______, 2004	By: /S/ HERBERT H. DOBBS
Herbert H. Dobbs, Director

Dated: _______, 2004	By: /S/ JAMES A. GLEASMAN
James A. Gleasman, Director

Dated: _______, 2004	By: /S/ SAMUEL M. BRONSKY
Samuel M. Bronsky, Chief Financial and Accounting Officer

EXHIBIT INDEX
EXHIBIT			PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

2.1

Agreement and Plan of Merger, dated November 29, 2000 by
and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK
Corporation and ICE Surface Development, Inc. incorporated
by reference to Form 8-K filed November 30, 2000 and
Form 8K/A filed February 12, 2001.

N/A

(3)	Articles of Incorporation, By-laws

3.1

Certificate of Incorporation, incorporated by reference to
Form 10-SB/A , Registration Statement, registering
Company's $.01 par value common stock under section 12(g)
of the Securities Exchange Act of 1934;

N/A

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;.	N/A

(4)	Instruments defining the rights of holders including indentures None		N/A

(9)	Voting Trust Agreement

	None		N/A

(10)	Material Contracts

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

N/A

EXHIBIT		PAGE

10.3

The Company's Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999 as amended by reference to Form S-8 Registration Statement registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000 and 250,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003 and November 26, 2003 respectively;

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
Form 10-QSB filed for fiscal quarter ended September 30, 2001;

N/A

	10.17	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.18	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.19	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.20	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.21	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;	N/A

	10.22	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004;

	10.23	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004;

	10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 23, 2004;

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

(16)	Letter on change in certifying accountant

None

(18)	Letter re change in accounting principles

None

(20)	Other documents or statements to security holders

None

(21)	Subsidiaries of the registrant

Ice Surface Development, Inc. (New York)

(22)	Published report regarding matters submitted to vote of security holders

None

-72-

EXHIBIT		PAGE

(23)	Consents of experts and counsel

Eisner LLP Consent

(24)	Power of attorney

None

(31.1)	Rule 13(a)-14(a)

(31.2)	15(d)-14(a) Certifications

(32)	Section 1350 Certifications

(99)	Additional exhibits

None.

EXHIBIT 10.22

TORVEC, INC

Tele: (585) 248-0840 Fax: (585) 383-0175

VIA FEDERAL EXPRESS

                                  February 4, 2004

Mr. Charles L. Gray, Jr.
Director, Advanced Technology Division
National Vehicle and Fuel
Emissions Laboratory
U.S. Environmental Protection Agency
2565 Plymouth Road
Ann Arbor, Michigan 48105

     Re: Letter of Acknowledgment and Agreement
           - EPA and Torvec, Inc.

- Torve's Proprietary Hydraulic Technology

Dear Mr. Gray:

Representatives of Torvec, Inc. disclosed portions of Torvec's proprietary technology, including Torvec's paradigm-shifting hydraulic pump/motor (the "apparatus") to the EPA personnel at Ann Arbor, Michigan on January 13, 2004. At that meeting, the EPA expressed an interest in determining the mechanical efficiency of the Torvec apparatus, and Torvec expressed a similar interest in submitting its pump/motor for such determination by the EPA.

However, Torvec believes strongly that prior to the making of such determination, the present relationship of the parties be clearly stated for the benefit of the parties and for future reference by persons yet unknown. Thus, Torvec is sending this "Letter of Acknowledgment and Agreement" to the EPA in anticipation of such EPA determination.

When compared to the hydraulic pump/motors presently being tested by the EPA at Ann Arbor, the Torvec pump/motor is smaller, more than a hundred pounds lighter, and approximately double in hydraulic capacity. This Torvec pump/motor has heretofore been completely conceived, CAD/CAM designed, built, and tested by Torvec. The concepts and designs are proprietary to Torvec and are already covered by U.S. patents and applications as well as international patents and applications (both PCT and national filings). Torvec's testing of this proprietary hydraulic apparatus has not only included computer and bench testing but

Charles L. Gray, Jr.

February 4, 2003

also the development of "real world" operating data from track tests in a 2003 Dodge Ram 3/4 ton 4x4 quad pick-up truck having an electronically controlled 2004 emissions compliant Cummins turbo-diesel engine.

All of the just-recited Torvec activities and patent properties have been accomplished solely with Torvec funds and efforts and without any assistance of any kind from the EPA or any other government agency or source. In this regard, Torvec agrees to physically deliver its apparatus to the EPA at Torvec's expense in a condition ready for testing. Such physical delivery of the apparatus shall be made by Torvec at the EPA's National Vehicle and Fuel Emissions Laboratory, Ann Arbor, Michigan.

Therefore, it is agreed that:

       (1)     The apparatus shall be delivered to the EPA by Torvec for the express purpose of determining the mechanical efficiency of the apparatus.

       (2)    Such delivery shall be made within reasonable time period after Torvec shall have completed preparation of the adapter necessary for the determination, which preparation shall commence within 10 days of the execution of this Letter of
              Acknowledgment and Agreement.

       (3)     The EPA shall notify Torvec of the date(s) when it shall conduct its determination, which date(s) shall be within a reasonable time period of delivery of the apparatus by Torvec to the EPA.

       (4)    The EPA shall furnish Torvec with the procedures it will utilize to determine mechanical efficiency, and will assure Torvec that its procedures will be within the design limitations of the apparatus. These procedures will be subject to Torvec's prior approval.

       (5)    At least two Torvec representatives shall attend all sessions at which the mechanical efficiency of the apparatus shall be determined.

       (6)    Torvec shall be furnished with all resulting data within 10 days following completion of the determination, and Torvec may publish such data thereafter in its absolute discretion.

       (7)    No publication of any kind of any resulting data shall be made by the EPA, its personnel, or any other person without Torvec's approval.

       (8)    The delivery of the apparatus by Torvec to the EPA, its possession, and the determination by the EPA of its mechanical efficiency, shall not give the EPA or any of its personnel any interest, proprietary or otherwise in the apparatus,

Charles L. Gray, Jr.

February 4, 2003

any patents and patent applications, any improvements, developments, and/or any know-how in connection therewith or pertaining thereto.

(9)    The apparatus and the determination results constitutes privileged and confidential proprietary information not subject to disclosure under the Freedom of Information Act by virtue of the specific exemption found in 5USC section 552(b)(4), to the extent allowed by law.

Torvec and the EPA, like all persons knowledgeable in regard to the development of new technology, each respectively acknowledge that it is common for problems to arise even when designs are faultless. Some of these problems can result from undetected faulty materials while others arise from human errors during assembly, handling, operating, etc. In consequence, it is also agreed that if such determination shall be discontinued due to any failure in the operation of Torvec's apparatus, Torvec shall be given the opportunity to fix the apparatus. Torvec is solely responsible for the repair and development of this apparatus. By signing this Agreement EPA is not committing to provide Torvec any assistance, financial or otherwise, with the development of Torvec's apparatus. If Torvec's apparatus is not sufficiently developed to allow expeditious testing, EPA may discontinue the efficiency testing of this unit.

We have signed this letter in duplicate and, if the above acknowledgments and agreements meet with the approval of the EPA, we ask that you, or some other EPA authorized person, execute this letter in the space provided below and return one duplicate original of this letter to us for our files.

                                           Torvec, Inc.

                               By:  _/s/ Keith E. Gleasman______

                                    Keith E. Gleasman, President

Acknowledged and Agreed for EPA

By:    /s/ Charles L. Gray, Jr._________

        ___Charles L. Gray, Jr.________

(Please Print Name of Authorized Person)

Date:  ____February 5, 2004_________

EXHIBIT 10.23

CXO on the GO, L.L.C.
Suite 256
3349 Monroe Avenue
Rochester, NY 14618

                                                         February 20, 2004

Torvec, Inc.

11 Pond View Dr.

Pittsford, New York 14534

Dear Jim:

This letter agreement ("Agreement") will acknowledge that Torvec, Inc. ("Client") has represented to CXO on the GO, L.L.C. ("CXO") that it is the exclusive owner to the rights to several important inventions covered by a large number of patents which have been assigned to it (and in which it possesses exclusive ownership rights), as well as other related valuable intellectual properties and assets (collectively, all such assets and any single asset or portion of such assets now owned by Client or acquired by Client in the future are sometimes referenced herein as an "Asset" or the "Assets"). Client claims, in good faith, that all of the Assets have significant potential application to several industries, including without limitation, automotive (including all-terrain or off-road vehicles) and defense. Management of Client ("Management") has expressed to CXO that it wishes its shareholders to benefit from the realization of the economic value that it believes can be realized from the sale, or license of, or a similar transaction involving, these Assets and/or from the commercialization and production of a product that Client refers to as a Full Terrain Vehicle ("FTV") utilizing said Assets. While CXO is not in any position to offer any guidance or assurance whatsoever concerning the value of all or any of the Assets, the probability that any sale or other transaction involving any of the Assets can be accomplished or the commercial success of the commercialization and production of the FTV,

Client wishes to engage CXO as its consultant to assist it in pursuing the possibility of commercializing and producing the FTV. Accordingly, Management hereby agrees to retain CXO to provide exclusive advisory services to Client in connection with the development and implementation of a comprehensive business plan (the "Business Plan") to commercialize and produce the FTV, on the terms contained in this letter.

Management also recognizes that it is possible that the internal development and implementation of the Business Plan may not be the most expedient and economically advantageous approach to commercialize and produce the FTV. Therefore, Management has advised CXO that it may seek the advice and counsel of CXO to pursue external alternatives for commercializing and producing the FTV, in addition to the initial scope of CXO's scope as set forth below, which focuses on internal commercialization and production.

Finally, although CXO's engagement is to be initially focused on commercializing and producing the FTV, the parties recognize that it may prove that a sale or license of some or all of the Assets or the rights to the FTV may prove to be the most beneficial route for Client and its shareholders. Management does not seek to limit the efforts of CXO in any manner whatsoever in regard to the scope or approach it adopts in its undertaking. Therefore, Management represents that it would consider such a sale or license provided that the terms thereof are acceptable to Client and that requisite corporate approvals can be obtained.

This letter sets forth the terms and conditions under which Client retains CXO, and CXO agrees to serve, as Client's exclusive consultant to develop and implement a comprehensive Business Plan to commercialize and produce the FTV, on the terms contained in this letter.

I. Term. This Agreement shall be in effect from the date of acceptance by Client until the last day of the sixth calendar month thereafter ("Initial Term"). Subject to the further provisions hereof, the term of this Agreement shall automatically be extended on the same terms and conditions as are contained herein for additional successive periods of six months each (each, an "Additional Term"), unless at least sixty days prior to the expiration of the term then in effect, either party provides written notice to the other party not to extend this Agreement. In the event of such termination, neither party shall have any further obligation of any kind (express or implied) to the other, other than (a) the obligation of Client to pay any unpaid fees and expenses to which CXO is entitled under this Agreement, (b) the indemnification obligations of the parties contained in paragraph 5, and (c) the confidentiality obligations of CXO contained in paragraph 4, all of which shall survive the expiration or termination of this Agreement.

2. Services. CXO has provided and agrees to provide the following services:

   a) At Client's request CXO has assisted Client in preparing for, and attended and participated in, Client's Annual Shareholders Meeting held on January 29,2004.

   b) Develop a comprehensive Business Plan for the commercialization and production of the FTV, with the primary intent of determining a cost range to commercialize and produce the FTV. The Business Plan will include, but not be limited to, business structure; financial model; site locations; partnership/alliances in supply, marketing, distribution, logistics and other areas mutually agreed by the Client and CXO; staffmg/management resources; and tactical actions to support commercialization and production. The scope of the Business Plan will be reviewed on an ongoing basis by the Client and CXO during the term of this Agreement. A preliminary, executive version of the Business Plan will be provided to the Client prior to February 28, 2004 (or such later date as the parties may agree), but this version will require further development.

   c) Prepare a comprehensive Business Plan document which describes the components comprising the Business Plan in reasonable detail, presentation of the Business Plan to the Client and modification of the Business Plan, if necessary, . as reasonably agreed to by the Client and CXO. This version of the Business Plan will be completed on or before August 20,2004 (or such later date as the parties may agree).

   d) Present the Business Plan, at the sole discretion of the Client, to potential third parties that may be interested in the purchase and/or license of some or all of the Assets, and assist the Client in establishing a transaction price. Also at Client's request, CXO will assist Client with other tasks, including but not limited to, the presentation and negotiation for sale and/or licensing of the Assets to third parties.

e) At Client's request, assist Client in the preparation of an information memorandum ("Confidential Information Memorandum" or "CIM") for distribution and presentation to third parties who may desire to acquire an ownership portion in some or all of the FTV business. Among other matters, any CIM shall contain descriptions of the Business Plan, the Assets, and the potential markets for the Assets and their possible associated revenue generating capacity, in reasonable detail. While it is contemplated that preferred acquisition and/or participation terms and structures will be addressed in any CIM, no asking price will be mentioned.

   1) Consult with and advise Client as to the aspects of any proposed sale or license of, or other transaction, involving, the Assets, in whole or in part, and assist with the presentation of the Business Plan and any associated materials to prospective buyers and/or licensees, in a manner as reasonably determined by Client. If Client requests and CXO agrees, then CXO will also consult with and advise Client as to the aspects of any proposed sale or license of, or other transaction, involving, the balance of Client's business, in whole or in part, and assist with the presentation of the Business Plan and any associated materials to prospective buyers and/or licensees, in a manner as reasonably determined by Client.

   g) Implement the Business Plan. At the request of Client, CXO will implement the Business Plan upon terms and conditions and in return for such compensation as the parties may agree.

As stated above, it is recognized and agreed that the appointment of CXO hereunder to develop and implement the Business Plan may result in an ultimate sale of the FTV business, if not on an collective basis to one buyer, then on a staged basis, either during the initial term of this Agreement or subsequent extensions of this Agreement. Irrespective of the success of CXO in connection with its efforts to develop and implement the Business Plan, Client may by written request specifically request CXO to expand the scope of its efforts to another or other aspect(s) of the Client's business. CXO shall have the right, in its sole discretion and without obligation of any kind whatsoever (express or implied), to accept or reject the expansion of its role hereunder.

No one else may be hired during the term of this Agreement to develop a business plan similar to, or encompassing the same subject matter of objectives of, the Business Plan, nor may anyone else be retained during the term of this Agreement to implement the Business Plan. If such a Plan is developed or implemented by Client internally, with or without the assistance of CXO, then Client shall pay CXO all of the compensation to which CXO would have been entitled if it had developed and implemented the Business Plan, as set forth in paragraph 3. CXO is aware that the Client has executed engagement letters (the "Engagement Letters") with Billow, Butler & Company, LLC and with Gary Eidlin to sell and/or license the Assets. CXO agrees that the Engagement Letters do not violate the exclusivity set forth in this paragraph. Torvec represents that the Engagement Letters do not restrict in any way its right to enter into this Agreement nor do they affect the enforceability of this Agreement in any way.

Work in addition to that described in the preceding sections of this paragraph 2 will be performed by CXO only based upon a written agreement between the parties, which will specify the nature and scope of such work, the deliverables (if any) and the payment to be made to CXO for such work.

Client will provide CXO with such information and assistance in connection with all of the foregoing tasks as CXO may reasonably request. CXO may retain such third-party advisors to assist it in rendering its services hereunder as it shall deem appropriate, provided that such consultants (including their fees) are approved by Client in advance. Client agrees not to unreasonably withhold its consent to the retaining of such consultants. The fees of such consultants shall be paid by Client as an expense, in accordance with the provisions of paragraph 3(e).

3. Compensation. As a guaranteed fee in addition to any other fees payable under this Agreement (including, but not limited to, the Ongoing or Success Fees provided for in subsections 3(c) and 3(d)) Client shall pay CXO the following:

   a) Upon execution of this Agreement, Client shall pay to CXO Seventy-five Thousand Dollars ($75,000.00 in cash or the Stock Equivalent of Client's $0.01 par value Common Stock ("Common Stock") issued under the client's Business Consulting Stock Plan ("Business Consulting Stock"). In addition, at the same time Client shall grant to CXO warrants to purchase 20,000 shares of Business Consulting Stock. Such fee shall be payable by delivery to CXO of cash and a written warrant agreement, concurrently with the execution of this Agreement. All warrants granted to CXO pursuant to any provision this Agreement shall be warrants to purchase stock at One Cent ($.01) per share. All such warrants shall be fully and immediately vested.

   b) On the last day of each calendar month during the Initial Term and any Additional Term Client shall pay CXO Fifty Thousand Dollars ($50,000.00) in cash or the Stock Equivalent in Business Consulting Stock. In addition, on the last day of each calendar month during the Initial Term and any Additional Term, Client shall grant to CXO warrants to purchase an additional 20,000 shares of Business Consulting Stock. Such fee shall be payable by delivery to CXO of a written warrant agreement within ten (10) days after the end of each month during the Initial Term and any Additional Term.

   c) CXO shall be paid the following Success Fees:

      (i) Completion of the Business Plan. Upon completion of the Business Plan and presentation of the Business Plan to the Client, Client shall grant to CXO warrants to purchase 100,000 shares of unregistered Common Stock plus 100,000 shares of Business Consulting Stock. Such fee shall be payable by delivery to CXO of a written warrant agreement within ten (10) days after the presentation of the Business Plan to Client. . All warrants granted to CXO pursuant to this provision of this Agreement shall be warrants to purchase Business Consulting Stock or Common Stock as the case may be at One Cent ($.01) per share. All such warrants shall be fully and immediately vested.

      (ii) Commercialization and production of FTV. Upon commencement of commercial production of the first FTV produced for sale or lease by Client, CXO or any third party, Client shall grant to CXO warrants to purchase 500,000 shares of Business Consulting Stock. Such fee shall be payable by delivery to CXO of a written warrant agreement within ten (10) days after the commencement of commercial production of the first FTV produced for sale or lease. All warrants granted to CXO pursuant to any provision this Agreement shall be warrants to purchase stock at One Cent ($.01) per share. All such warrants shall be fully and immediately vested.

      (iii) If any or all of the business and/or assets of Client are licensed in any manner or sold (whether by means of merger, sale of shares, sale of assets or otherwise) to any party, then Client shall pay a fee equal to three percent (3%) of the total consideration for such transaction. Such fee shall be payable at the closing of such transaction based upon total consideration ("Total Consideration") received. For these purposes Total Consideration shall mean the total economic benefit derived by Client or its shareholders from such transaction, including, without limitation, all cash, assets, or debt, equity or equity equivalent securities, covenants not to compete and employment agreements either to be acquired or retained by Client and/or its shareholders as a result of the transaction. Fees payable pursuant to this paragraph 3(c)(iii) shall be paid in full at closing in cash or by check; provided, however, that if part of the Total Consideration is to be received after the closing and is of an unspecific and uncertain amount (i.e., not a set and stipulated number) as of the closing (as for example in the case of price adjustments) or is of a contingent nature (such as, "earn-out" payments or royalties) (individually, "Future Payment"), then payment of that portion of the fee attributable to the Future Payment shall be due within ten (10) business days after the Future Payment is received by Client or its shareholders, as the case may be.

      (iv) Both parties recognize that CXO has a unique relationship with members of the Porsche automotive family. For this reason, in the event if any or all of the business and/or assets of Client are licensed in any manner or sold (whether by means of merger, sale of shares, sale of assets or otherwise) at any time to the Porsche family of companies or any affiliate of any member of the Porsche family of companies then Client shall pay a finders fee equal to five percent (5%) of the Total Consideration for such transaction in addition to any other fee payable under this Agreement including, without limitation, the fee payable under paragraph 3(c)(iii), above. Such fee shall be payable at the closing of such transaction based upon Total Consideration received. For these purposes, "Total Consideration" shall mean the total economic benefit derived by Client or its shareholders from such transaction, including, without limitation, all cash, assets, or debt, equity or equity equivalent securities, covenants not to compete and employment agreements either to be acquired or retained by Client and/or its shareholders as a result of the transaction. Fees payable pursuant to this paragraph 3(c)(iv) shall be paid in full at closing in cash or by check; provided, however, that if part of the Total Consideration is to be received after the closing and is of an unspecific and uncertain amount (i.e., not a set and stipulated number) as of the closing (as for example in the case of price adjustments) or is of a contingent nature (such as, "earn-out" payments or royalties) (individually, "Future Payment"), then payment of that portion of the fee attributable to the Future Payment shall be due within ten (10) business days after the Future Payment is received by Client or its shareholders, as the case may be.

      (v) If at any time during the Initial Term or any Additional Term the highest price of a share of Common Stock ("Highest Price") is both (a) equal to or higher than Five Dollars ($5.00) per share, and (b) higher than the Highest Price in any period preceding the then current Initial Term or Additional Term, then, as an additional stock incentive fee, Client shall grant to CXO warrants to purchase that number of shares of Business Consulting Stock equal to Five Hundred Thousand (500,000) times a fraction, the numerator of which is the Highest Price plus Five Dollars ($5.00) and the denominator of which is Ten Dollars ($10.00). Such additional stock incentive fee shall be payable by delivery to CXO of a written warrant agreement within ten (10) days after the end of that Initial Term or Additional Term in which the fee was earned. Notwithstanding subsection 3( e) of this agreement, The Client shall only be required to register the shares issuable upon exercise of the warrants granted under this subsection upon the actual issuance of such warrants. .

(vi) The Business Plan will by necessity include plans for the production of the Iso-Torque differential for inclusion in the FTV. Upon the commercialization of the Iso-Torque differential for any purpose independent of the FTV, Client shall grant to CXO warrants to purchase Five Hundred Thousand

(500,000) shares of Common Stock. Such fee shall be payable by delivery to CXO of a written warrant agreement within ten (10) days after the commencement of commercial production of the first Iso-Torque unit produced for non-FTV sale. All warrants granted to CXO pursuant to any provision this Agreement shall be warrants to purchase stock at One Cent ($.01) per share. All such warrants shall be fully and immediately vested.

   d) Client shall reimburse CXO monthly, in cash or stock equivalent thereof, within ten (10) days after the date of CXO's invoice, for all reasonable and appropriate out-of-pocket expenses (including the fees of consultants retained in accordance with the provisions of paragraph 2) incurred by it in connection with its rendering of any services hereunder; provided, however, that

CXO shall not incur expenses exceeding $1,500 per expense without the prior written consent of Client, which consent shall not be unreasonably withheld.

   e) Throughout the term of this Agreement, and except as provided in subsection 3(c) (v), above, Client shall maintain a sufficient number of authorized but unissued shares in its Business Consulting Stock Plan to satisfy its maximum obligations under this Agreement. Sufficient shares shall be registered on a current Form S-8 of the Client or on an additional Form S-8 filed in connection with the Form 10K or Form 10KSB filed by the Client for the fiscal year ending December 31, 2003 such that all shares issued to CXO pursuant to warrants granted under this Agreement will be registered when issued, and Client shall maintain compliance with the prospectus delivery and other requirements applicable to the resale of such shares by CXO. All of such shares shall be fully-paid and non-assessable.

f) The "Stock Equivalent" to a cash payment shall mean the number of dollars in question divided by the closing bid price of the Common Stock on the date on which the applicable payment is required to be made (or, if such day is not a trading day, then on the next trading day).

g) The number of shares issuable to CXO pursuant to warrants issued under this Agreement shall be appropriately adjusted to reflect any stock dividend, stock split, combination of shares or other capital transaction between the date of this Agreement and the issuance to CXO of such shares. If there shall be any merger, sale or other transaction with respect to Client prior to the termination or expiration of this Agreement, then all of the shares which are or could be issuable to CXO pursuant to this Agreement shall be issued immediately prior to the closing of such transaction. All shares issues to CXO pursuant to this Agreement shall have rights as least as great as the rights held by any other owner of Common Stock whether those rights are integral to the stock or provided by contract.

4. Confidentiality. The parties specifically reaffirm their Confidentiality Agreement dated January 26, 2004.

5. Indemnity. Client agrees to indemnify CXO and its partners, employees and agents from any liability, claim, suit, action, damage, loss or expense, including reasonable attorney's fees, of any nature whatsoever, whether asserted or alleged, actual, contingent or otherwise, that may be claimed to be directly or indirectly arising out of or in connection with this Agreement or the services of CXO hereunder or the sale, or any statutes, laws, acts, rules, rulings, ordinances, regulations or orders relating thereto, except to the extent solely attributable to the gross negligence or willful and intentional misconduct of CXO; and Client releases CXO and all aforesaid parties from any such liability, claim, damage, suit, action, loss or expense except to the extent solely attributable to the gross negligence or willful and intentional misconduct of CXO.

6. Governing Law. This Agreement shall be interpreted under and governed by the laws of the State of New York without giving effect to conflicts of laws principles. Venue for any action brought pursuant to this Agreement shall be set in Monroe County, New York.

7. Acknowledgement and Absence of Representation. Client acknowledges that CXO has no specific or related experience in transactions that comprise the subject matter of this Agreement for reasons, among others, that relate to its unfamiliarity with the sale of intellectual properties. Based on this, as well as the expected difficulties and challenges that may be expected to be encountered from the prospective buyer universe that may be presumed to have interest in the Assets, and on general principles, CXO makes no representations, expressed or implied, that it will affect a sale as a result of the services furnished under this Agreement. The duties of CXO shall not include legal or accounting services, nor the delivery of any valuations or fairness or other opinions, which shall be procured by Client, if appropriate in the opinion of its counselor otherwise, at its own expense. Client shall furnish to CXO such information as CXO believes necessary or appropriate to performance of its services hereunder, including complete and accurate current and historical information and Client shall promptly inform CXO of any changes which may materially affect its business or CXO's services under this Agreement.

8. Publicity and Press Releases. If and when the Business Plan is consummated, CXO may, at its option and expense, with the prior reasonable approval of the Client, claim appropriate credit for its services, including placing an announcement in such newspapers and periodicals as it may select stating that CXO has acted as the exclusive consultant to the Client in connection with the Business Plan. No press releases or public announcements may be issued by Client or its advisors, representatives, employees or agents that names or references CXO without the prior reasonable approval of the content thereof by CXO.

9. Arbitration. Any controversy, dispute, or claim between the parties relating to this Agreement shall be resolved by binding arbitration in Monroe County, New York in accordance with the rules of the American Arbitration Association. The parties agree that in the event any controversy, dispute or claim between the parties relating to this Agreement, is resolved by binding arbitration, the prevailing party, as determined by the arbitrator's award, shall be entitled to reimbursement of all expenses including reasonable attorney's fees; provided that in no event shall the arbitrator have the authority to award punitive damages.

10. Authority. By signing this Agreement the signing party represents that he has unconditional authority to enter into this Agreement on behalf of Client and that the board of directors of Client has approved this Agreement.

11. Entire Agreement. This is the entire agreement between the parties pertaining to its subject matter and supercedes all prior agreements, representations and understandings of the parties. No modification of this Agreement shall be binding unless agreed in writing by the parties.

-83

Please indicate your acceptance of this Agreement by executing and returning the enclosed copy of this letter. If this Agreement is not executed and returned within five days of the date hereof, or if any changes in content are made, it is subject to approval, in writing, of CXO.

Very truly yours,

CXO on the GO, L.L.C.

By: /s/ Philip A. Fain
     Philip A. Fain
     Managing Partner

Accepted and Agreed to this 20th day of February, 2004.

TORVEC, INC.

By: /s/ Keith E. Gleasman
     Keith E. Gleasman
     President

In their individual capacities as guarantors of the obligations of Client hereunder, but only to the extent of their proportional equity interests in Client:

By: /s/ Keith E. Gleasman                             By: /s/ James A. Gleasman
Keith E. Gleasman                                      James A. Gleasman

EXHIBIT 10.24

CXO on the GO, L.L.C.

Suite 256

3349 Monroe Avenue

Rochester, NY 14618

                                                 February 23, 2004

Torvec, Inc.

11 Pond View Dr.

Pittsford, New York 14534

Attention: James A. Gleasman

Dear Jim:

     This letter confirms that we have amended paragraph 3(c)(v) of our February 20, 2004 letter agreement to read as follows:

     (v) If a) at any time during the Initial Term the highest closing bid price of a share of Common Stock ("Highest Price") is equal to or higher than Five Dollars ($5.00) per share or (b) during any Additional Term the Highest Price is at least $5.00 higher than the Highest Price in the Initial Term or any Additional Term preceding the then current Initial Term or Additional Term, then, as an additional stock incentive fee, Client shall grant to CXO warrants to purchase that number of shares of Business Consulting Stock equal to Five Hundred Thousand (500,000) times a fraction, the numerator of which is the Highest Price plus Five Dollars ($5.00) and the denominator of which is Ten Dollars ($10.00). Such additional stock incentive fee shall be payable by delivery to CXO of a written warrant agreement within ten (10) days after the end of that Initial Term or Additional Term in which the fee was earned. Notwithstanding subsection 3(e) of this agreement, The Client shall only be required to register the shares issuable upon exercise of the warrants granted under this subsection upon the actual issuance of such warrants.

     Please sign two copies of this amendment where indicated on the second page, retain one copy for your files and return the other copy to us.

Very truly yours,

CXO on the GO, L.L.C.

By: /s/ Philip A. Fain

    Philip A Fain

    Managing Partner

Accepted and Agreed to this 23rd day of February, 2004.

TORVEC, INC.

By: /s/ Keith E. Gleasman
         President

In their individual capacities as guarantors of the obligations of Client hereunder, but only to the extent of their proportional equity interests in Client:

By: /s/ Keith E. Gleasman                        By: /s/ James A. Gleasman
          Keith E. Gleasman                                James A. Gleasman

EXHIBIT 14

TORVEC, INC.

CODE OF BUSINESS CONDUCT AND ETHICS

JANUARY 15, 2003

     The Board of Directors of Torvec, Inc. hereby clarifies and restates its Code of Business Conduct and Ethics. This Code applies to all members of the Board of Directors, all senior executive and financial officers and all employees of Torvec, Inc., its subsidiaries and its divisions. In doing so, the Board reaffirms the following standards of conduct:

-  All Torvec personnel must observe the highest standards of business and personal ethics in the conduct of their duties and responsibilities. We must practice honesty and integrity in every aspect of dealing with other company personnel, the public, the business community, shareholders, customers, suppliers and government authorities.

-  We prohibit unlawful discrimination against directors, officers, employees, shareholders, customers or suppliers on account of race, color, age, sex, religion or national origin. All persons are to be treated with dignity and respect and they shall not be unreasonably interfered with in the conduct of their duties and responsibilities.

-  No employee should be misguided by any sense of loyalty to the company or the desire for profitability that might cause him or her to disobey any applicable law or company policy. Violation of company policy will constitute grounds for disciplinary action including, when appropriate, termination of employment.

     The Board has restated this Code and made it applicable to all personnel in order to promote:

-  Honest and ethical conduct in all our business dealings, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

-  Avoidance of conflicts of interest including disclosure to the person(s) identified below of any material transaction or relationship that reasonably could be expected to give rise to a conflict;

-  Compliance with applicable governmental rules and regulations;

-  Full, fair, accurate, timely and understandable disclosure in all reports and documents filed by the company with or documents submitted by it to the Securities and Exchange Commission.

     A.     Compliance with laws, rules and regulations (including insider trading laws).

     Torvec, Inc. like any other business is subject to federal, state and local laws and regulations as well as international laws and regulations. It is company policy to proactively promote compliance with all such laws, rules and regulations, including insider trading laws and rules with particular emphasis as follows:

(i)     Antitrust

The antitrust laws of the United States and similar laws in other countries are designed to prohibit agreements among companies that fix prices, divide markets, limit production or otherwise impede or destroy market forces. It is company policy to adhere to the letter and spirit of these laws. Some of the most serious antitrust offenses are agreements between competitors in restraint of trade, such as agreements to fix prices, or to allocate customers, territories or markets. Any such agreement-even an unwritten, informal understanding-may be unlawful regardless of its commercial reasonableness.

Relationships with customers and suppliers can also be subject to a number of antitrust prohibitions, particularly attempts to restrict customer's reselling activity through resale price maintenance. Other activities that create antitrust problems are discrimination in terms and services offered to customers, exclusive dealings and tie-in sales.

The consequences for Torvec and its personnel for not complying with the antitrust laws are extremely serious. Violation of some antitrust provisions is a felony in the United States and can lead to fines and imprisonment for the individuals involved and to even heavier fines for the company. Moreover, even in the absence of criminal prosecution, civil antitrust suits may be brought to recover treble damages and attorneys' fees.

Whenever you have any doubt as to whether a contemplated action may raise issues under the antitrust laws you should consult the chief executive officer of the division or subsidiary where you work and, if appropriate, with Torvec's legal counsel.

(ii)     Insider Trading.

       On occasion you may have information about Torvec or other public companies with which Torvec does business or is negotiating that is "non-public"-that is, not known to the public, such as interim earnings figures, possible acquisitions or divestments, or marketing plans for the introduction of a new product.

       Information is considered to be non-public until it has been adequately disclosed to the public, i.e. the information has been publicly disclosed and adequate time has passed for the securities market to digest the information. If this non-public information is "material"-that is, if it might affect a decision to buy, sell or hold Torvec or the other company's stock or affect the market for such stock-then under the securities laws of the United States and company policy:

-  You must not trade in Torvec stock or securities of the other firm to which the material non-public information relates;

-  You must not use such non-public information as an opportunity for personal gain for you or others;

-  You must not disclose such non-public information to persons outside Torvec;

-  You must not needlessly discuss such non-public information with persons inside Torvec;

-  Personnel with knowledge of non-public information should exercise extreme diligence to maintain it in confidence and must not trade in Torvec stock or the stock, bonds or other securities of any other company involved before the non-public information is announced to the public and for a reasonable period of time thereafter.

          If you leave Torvec, your obligation to maintain the confidentiality of any such non-public information continues until that information has been adequately disclosed to the public.

   If you have a question as to whether such non-public information has been adequately disclosed to the public, you must contact Torvec's legal counsel and abstain from trading in the affected securities or disclosing the information until you have been informed that the information is not material or has been publicly disclosed and digested.

(iii)   Dealings with Government Officials

No one should seek to influence any government employee's judgment or conduct by promises of gifts or loans or by any unlawful inducement.

Thus it is important that you not provide any gift, entertainment or other thing of value to a government employee. Any exceptions must be pre-cleared with Torvec's senior management who will advise Torvec's legal counsel.

In addition, certain lobbying laws may require the company and/or its personnel to register and report as a lobbyist if a Torvec person communicates with a government employee for the purpose of influencing legislation or certain other official actions. If you are engaged in any such activity, you must consult with Torvec's senior management who will advise Torvec's legal counsel.

Torvec's commitment to dealing legally and ethically with governmental officials applies worldwide. Company policy and the law prohibit us from giving or offering to give money or anything of value-whether in cash or not, or whether directly or indirectly (e.g. through others), to any foreign official to induce that official to effect any government act or decision or to assist the company in obtaining or retaining business. To ensure that you do not violate the standard, it is the company's policy that, except for legally mandated fees, (e.g. required permit or license fees), no payments or gifts related to the company's business activities will be made to foreign officials, directly or indirectly, unless approved in advance by Torvec's senior management who will advise Torvec's legal counsel.

Always be direct and honest in dealings and communications with government employees. Any knowing or willful false statements to government employees (oral or written) and particularly any false statement under oath can expose the company and its personnel to substantial penalties.

(iv)   Political Activities

No funds or assets of the company may be used for contributions to any political party or candidate, whether federal, state or local, in the United States or abroad. This prohibition covers not only direct contributions, but also indirect assistance or support through buying tickets to political fund-raising events or furnishing goods, services or equipment for political fund-raising or other campaign purposes. The prohibition applies only to the use of corporate funds or assets for political purposes and is not meant to discourage you from making personal contributions to the candidate or party of your choice. The company is prohibited from compensating or reimbursing any Torvec people or individuals associated with the company (including outside lobbyists), directly or indirectly, in any form, for political contributions that these persons intend to make or have made.

Federal Election Law prohibits contributions from a company in connection with a Federal election. States and other political subdivisions may have similar prohibitions. A political contribution includes both direct (i.e. money) and in kind contributions. In kind contributions include the purchase of fund raising tickets, contribution of product, volunteer work by Torvec people within normal business hours and the use of Torvec facilities for fund raising or political purposes. If you have a question regarding an in kind contribution, please contact Torvec's chief executive officer.

Individual Torvec people remain free to make personal contributions to candidates or parties of their choice. A personal contribution is the responsibility of the individual person. Torvec has no responsibility for or obligation with respect to a personal contribution. Further, a personal contribution shall not be made with the intention of assisting Torvec or one of its operating companies in obtaining or retaining business.

(v)   International Transactions

In the conduct of both its domestic and overseas operations, Torvec fully complies with all applicable U.S. laws governing imports, exports and the conduct of business with non-U.S. entities. These laws contain limitations on the types of products that may be imported into the United States and the manner of importation. They also prohibit exports to, and most other transactions with, countries that are boycotted by the United States as well as cooperation with boycotts of countries that are not boycotted by the United States. Any questions on these issues should be directed to Torvec's chief executive officer.

(vi)   Unfair Competition Rules

Torvec believes its confidential proprietary information is an important asset in the operation of its business and prohibits the unauthorized use or disclosure of this information. Torvec also respects the property rights of other companies to their proprietary information and consequently requires all personnel to comply with both the spirit and letter of U.S. and foreign laws and regulations protecting such rights. Torvec's success is dependent upon the strict adherence by all personnel to this policy.

        Collecting information on our competitors from legitimate sources to evaluate the relative merits of their products, services and marketing methods is proper and often necessary. However, when Torvec has been provided information on a confidential basis to evaluate a possible acquisition, product or business opportunity, that information may not be used for any other purpose. Specifically, such information may not be disclosed to other Torvec personnel who are not involved in the evaluation, to customers or to any other individuals. Also such information may not be used in connection with any development, marketing or manufacturing programs within the company.

(vii)   Gifts, Favors and Entertainment

Torvec's objective is to compete in the marketplace on the basis of superior products, superior service and competitive prices. No payment in any form shall be made directly or indirectly to anyone for the purpose of obtaining or retaining business or to obtain any other favorable action. No gifts should be accepted from a supplier, vendor or customer unless the gift has insubstantial value and a refusal to accept it would be discourteous or otherwise harmful to Torvec. Personnel must receive approval from their supervisors before they accept any gift having a value of over $25.00. This policy applies equally to giving gifts to suppliers or vendors or non-governmental customers (see the above discussion of gifts to governmental representatives).

Appropriate business entertainment of non-government employees occurring in connection with business discussions or the development of business relationships is generally deemed appropriate. Such instances may include business related meals and trips, refreshments before or after a business meeting and an occasional athletic, theatrical or cultural event. Entertainment in any form that would likely result in a feeling or expectation of personal obligation should not be extended or accepted. This applies equally to the giving or receiving of entertainment.

(viii)  Non-Discrimination

Torvec will aggressively provide equal opportunities to all employees and job applicants. Torvec will not discriminate against employees or potential employees because of race, color, religion, sex, sexual orientation, age, national origin or mental or physical handicaps.

(ix)   Harassment

Torvec employees are expected to treat their colleagues and subordinates with respect and dignity. The abuse of the power and authority inherent in a supervisor/subordinate relationship, which results in inappropriate or coercive actions or comments of a sexual nature is considered harassment. Such behavior is not only unethical but also illegal.

B.     Conflicts of Interest

A "conflict of interest" occurs when an individual's private interest interferes in any way-or even appears to interfere-with the interest of Torvec as a whole. The conflict situation can arise when an employee, officer or director takes action or has an interest that may make it difficult to perform his or her company work objectively and effectively. Conflicts of interest also arise when an employee, officer, director or member of his or her family receives improper personal benefits as a result of his or her position in the company. Torvec's officers, directors and employees should not have any financial or business relationship with suppliers, customers or competitors that might impair or even appear to impair, the independence of any judgment they may need to make on behalf of the company.

Therefore, unless Torvec's Board of Directors determines in a specific case that a relationship, service or interest does not impair, appear to impair nor prejudice the company, it is company policy that employees, directors and officers may not:

-  Perform services or have a financial interest in a private company that is or may be a supplier, customer or competitor of the company.

-  Perform services for or have a material interest in a publicly traded company that is, or may become, a supplier, customer or competitor of the company.

-  Perform outside work or otherwise engage in any outside activity or enterprise that interferes in any way with job performance or creates a conflict with the company's best interest.

     Company personnel are under a continuing obligation to disclose to their supervisors any situation which presents the possibility of a conflict or disparity of interest between the person and the company. Disclosure of any potential conflict is the key to remaining in full compliance with this policy.

     C.      Corporate Opportunities

     Employees, officers and directors are prohibited from:

-  taking for themselves personally, opportunities that are discovered through the use of corporate property, information or position;

-  using corporate property, information, or position for personal gain;

  competing with the company.

     D.      Confidentiality

     Torvec's trade secrets, its proprietary information and much of its internal information are valuable assets. Protection of this information, including maintaining its secrecy, plays a vital role in our continued growth and ability to compete.

     Torvec's proprietary information and trade secrets may consist of any formula, design, device or information that is used in our business and that gives Torvec an opportunity to obtain an advantage over our competitors. Torvec's trade secrets and proprietary information are not always of a technical nature. Such information can also include business research, new product plans, strategic objectives, any unpublished financial or pricing information, employee, customer and vendor lists and information regarding customer requirements, references, business habits and plans. This list, while not complete, suggests a wide variety of information that needs to be safeguarded.

     Employees, officers and directors should maintain the confidentiality of information entrusted to them by the company or its customers except when disclosure is authorized or legally mandated. More specifically, your obligations with respect to Torvec's trade secrets and proprietary information are:

-  Not to disclose this information to persons outside of Torvec;

-  Not to use this information for your own benefit or the benefit of persons outside of Torvec;

-  Not to disclose this information to other Torvec employees except on a "need to know" or "need to use" basis, and then only with a strong statement that the information is a Torvec trade secret.

     If you leave Torvec, your obligation to protect Torvec's trade secrets and proprietary information continues until the information becomes publicly available or Torvec no longer considers it a trade secret or proprietary. You should remember also that correspondence, printed matter, documents or records of any kind, specific process knowledge, procedures, special Torvec ways of doing things-whether confidential or not-are all the property of the company and must remain at Torvec. Of course, personal skills acquired or improved on the job are the personal assets of the one who leaves.

E.     Fair Dealing

Each employee, officer and director must endeavor to deal fairly with the company's customers, suppliers, competitors and employees. None should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts or any unfair dealing practice.

F.     Internal Reports, Statements, Records; Protection and Proper Use of Company Assets

         Torvec shall make and keep books, invoices, records and accounts that in reasonable detail accurately and fairly reflect the transactions in and disposition of the assets of the company. Company personnel shall maintain accurate and fair records of transactions, time reports, expense accounts and other company records. The company has devised and maintains a system of internal controls sufficient to provide reasonable assurances the transactions are properly authorized, executed and recorded.

In this respect the following guidelines must be followed:

-  No undisclosed, unrecorded, or "off book" funds or assets should be established for any purpose;

-  No false or fictitious invoices should be paid or created;

-  No false or artificial entries should be made or misleading reports issued;

-  Assets and liabilities of the company shall be recognized and stated in accordance with the company's standard practices and generally accepted accounting principles.

         All employees, officers and directors are obligated to protect the company's assets and insure their efficient use. Theft, carelessness and waste have a direct impact on the company's profitability. All company assets may only be used for legitimate business purposes. For further information on this subject, please refer to Torvec's Financial Integrity and Compliance Program attached.

G.     Safety; Substance Abuse

The personal safety and health of each officer, employee and director of Torvec is of primary importance. The prevention of job related injuries and illness of such concern that it will be given precedence over operating productivity whenever necessary. The company will, to the best of its ability, provide all mechanical and physical facilities required for personal safety and health. Full cooperation on all safety and health matters, not only between supervisors and employees, but also between an employee and his fellow worker is required.

Torvec has a particular concern about drug and alcohol abuse since these can have a serious effect on an employee's productivity and job performance and may jeopardize the safety of the employee and his co-workers.

Torvec will conduct drug or alcohol screening tests as part of its pre-employment process and will conduct drug or alcohol screening tests:

-  for employment in a safety sensitive position;

-  for reasonable cause;

-  for involvement in a work related accident.

H.     Environment

The health and safety of our customers, our employees and the communities in which we operate is paramount in all that we do.

To demonstrate our resolve, Torvec is committed to reducing waste and minimizing the impact of our products and packaging on the environment. We are dedicated to recycling and other responsible methods of waste management. Torvec is committed to manufacturing, packaging and selling quality products to meet or exceed health and safety rules and regulations. Torvec will continue to improve its products and packaging and invest in innovations to protect the environment. In addition,

-  Torvec is committed to operating our facilities safely and in a manner that is sensitive to employee and community conditions. Torvec will look ahead to improvements in our facilities and processes to further protect the environment;

-  Torvec will make environmental issues and concerns an integral part of its business decisions and transactions.

Finally, we must each comply strictly with the letter and spirit of all applicable environmental laws and regulations and the public policies they represent. No director, officer or employee of the company has authority to engage in conduct that does not comply with this policy or to authorize such conduct by any other person. Anyone who has a concern, question or suggestion regarding our environmental policy and implementing procedures should consult Torvec's Environmental Officer.

I.     Responsibility for Compliance

In accepting a position as an officer, director or employee of Torvec each of us becomes accountable for compliance with these standards of conduct and with the more detailed guidelines contained in Torvec's Insider Trading Policy and Procedures and Financial Integrity Compliance Program as well as other policies, procedures and guidelines prepared by our company and its subsidiaries and divisions. All supervisors are responsible for communicating these standards to employees for insuring that they understand and abide by them and for creating a climate where employees can discuss ethical and legal issues freely.

Torvec is committed to proactively promote ethical behavior. It encourages its employees to talk to supervisors, managers or other appropriate personnel when in doubt about the best course of action in a particular situation. Consequently:

-  You are encouraged to seek guidance. This Code cannot provide definitive answers to all questions. There are in fact no easy answers to many ethical issues we face in our daily business activities. In many cases the right thing to do will be obvious but in more complex situations it may be difficult for an employee, officer or director to decide what to do. When an employee is faced with a tough, ethical decision or whenever an employee has any doubts as to the right thing to do, he or she should bring such doubts and/or questions concerning company policy, including the guidelines described in this Code, to the attention of his or her direct supervisor or manager who may in turn refer such matter to the subsidiary or division's chief executive officer and/or chief financial officer who in turn may refer the matter to Torvec's chief executive officer, chief financial officer or to its legal counsel.

-  You must report violations. If you know of or suspect a violation of the Code or other company guidelines you must immediately report that information to your immediate supervisor or in the alternative you should feel free to go directly to higher levels of management such as your subsidiary's or division's chief executive officer, chief financial officer or to Torvec's chief executive officer or chief financial officer.

-  Violations will be investigated. All reported violations will be promptly investigated and will be treated confidentially to the extent possible. It is imperative that reporting persons not conduct their own investigations. Investigations may involve complex legal issues. Acting on your own may compromise the integrity of an investigation and adversely affect both you and Torvec.

-  Disciplinary actions may be taken. The company intends to prevent the occurrence of conduct not in compliance with the Code or other Torvec business practice, guidelines and policies and to halt any such conduct that may occur as soon as reasonably possible after its discovery. Torvec people who violate the Code or other Torvec business practices and guidelines may be subject to disciplinary actions up to and including termination of employment. As with all matters involving disciplinary action, principles of fairness will apply.

-  No Retaliation. No person will be disciplined or otherwise treated adversely for reporting violations of company policy, raising questions or making suggestions in good faith. Anyone who retaliates against someone who has reported a violation or raises a question in good faith will be subject to disciplinary action. Similarly, any person who intentionally makes false or misleading allegations may be subject to disciplinary action.

J.     Waivers

          No waiver of any provision of this Code ordinarily will be granted. Any waiver of this Code or any provision thereof may be granted only by the Board of Directors of the Company after satisfying itself that such a waiver is truly necessary and warranted. Any waiver so granted will be limited and qualified so that the Company and its shareholders are protected to the greatest extent possible. The Company will promptly disclose the fact of any such waiver to the Company's shareholders.

EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-105524), Form S-8 (No. 333-110769), Form S-8 (No. 333-101130) Form S-8 (No. 333-102650), Form S-8 (No. 333-80443), Form S-8 (No. 333-47392), Form S-8 (No. 333-72894) and Form S-8 (333-75872), Form S-8 (No. 333-82006), Form S-8 (No. 333-69123) and Form SB-2 as amended, (No. 333-48188), of Torvec, Inc. of our report dated April 8, 2004, on our audit of the consolidated financial statements of Torvec, Inc. which is included in the annual report on Form 10-KSB for the year ended December 31, 2003.

We also consent to the reference to our firm as experts in the Form SB-2, as amended.

/S/ EISNER, LLP

New York, New York

April 13, 2004

Exhibit 31.1

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

Date: _______, 2004	/S/ ERIC STEENBURGH Eric Steenburgh Chief Executive Officer

Exhibit 31.2

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

Date: _______, 2004	/S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial and Accounting Officer

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
______, 2004

/S/ SAMUEL BRONSKY
Samuel Bronsky
Chief Financial Officer
______, 2004

Issuer Statement

   A signed original of this written statement required by Section 906 has been provided to Torvec, Inc. and will be retained by Torvec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.