Form 10QSB
period 2004-03-31
TORVEC INC
filed 2004-05-17
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                          March 31, 2004
                                                                       OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

Commission File No.                                000-24455

                                                               TORVEC, INC.
                                    (Exact name of Registrant as Specified in its Charter)

                               New York                                         16-150951-2
                (State or Other Jurisdiction of            (IRS Employer Identification Number)
                Incorporation or Organization)

11 Pond View Drive, Pittsford, New York                                   14534
   (Address of Principal Executive Offices)                                  (Zip Code)

Registrant's telephone number, including area code:               (585) 248-0840

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

                   YES  [ X ]               NO [     ]

As of March 31, 2004, there were outstanding 28,042,782 shares of the Company's common stock, $.01 par value. Options for 1,723,495 shares of the Company's common stock are outstanding but have not yet been exercised. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)
INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 2003 and March 31, 2004 (Unaudited)	3
	Torvec, Inc. Condensed Statements of Operations (Unaudited) - Three Months Ended March 31, 2004, Three Months Ended March 31, 2003, September 25, 1996 (Inception) through March 31, 2004	4
	Torvec, Inc. Condensed Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2004, Three Months Ended September 30, 2003, September 25, 1996 (Inception) through September 30, 2004	5
	Notes to Condensed Financial Statements	6
Item 2.	Plan of Operation	15
Item 3.	Controls and Procedures	23
PART II	OTHER INFORMATION	24
Item 1.	Legal Proceedings	24
Item 2.	Changes in Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURE PAGE		29
EXHIBIT INDEX		30

TORVEC, INC.
(a development stage company)
CONDENSED BALANCE SHEETS
	March 31, 2004 (Unaudited)	December 31, 2003
ASSETS CURRENT ASSETS:
Cash	$868,000	$ 56,000
Prepaid Expenses	186,000	8,000
	-------------	-------------
Total Current Assets	1,054,000	64,000
	-------------	-------------
PROPERTY AND EQUIPMENT:
Office equipment	16,000	16,000
Transportation equipment	53,000	53,000
	-------------	-------------
	69,000	69,000
LESS: ACCUMULATED DEPRECIATION	66,000	65,000
	-------------	-------------
Net equipment	3,000	4,000

LICENSE, net of accumulated amortization of $564,000 and $522,000, respectively	2,696,000	2,738,000

Total Assets	$ 3,753,000	$ 2,806,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,255,000	$1,128,000
Loans payable and advances - stockholders and officers	28,000	28,000
	-------------	-------------
Total Current Liabilities	1,283,000	1,156,000

LONG-TERM LIABILITIES
Deferred revenue-long term	150,000	150,000
	-------------	-------------
	1,433,000	1,306,000
	-------------	-------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	457,000	573,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 100,000 shares authorized, 3,300,000 designated as Class A non-voting cumulative dividend $.40 per share, convertible 292,262 and 56,492 shares issued and outstanding, (including 32,653 and 2,305 shares to be issued at March 31, 2004 and December 31, 2003, respectively (liquidation preference $1,215,000),	3,000	1,000
Common stock, $.01 par value, 40,000,000 shares authorized, 28,042,782 and 27,858,256 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	281,000	279,000
Additional paid-in capital	27,902,000	22,717,000
Deficit accumulated during the development stage	(26,323,000)	(22,070,000)
	----------------	----------------
Total Stockholders' Equity	1,863,000	927,000
	----------------	----------------
Total Liabilities and Stockholder's Equity	$3,753,000	$2,806,000
	=========	=========
See Notes to Condensed Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	September 25, 1996 (Inception) Through March 31, 2004

COST AND EXPENSES:
Research and development	$ 300,000	$327,000	$8,193,000
General and administrative	4,069,000	295,000	18,945,000
	----------------	----------------	----------------
Loss Before Minority Interest	(4,369,000)	(622,000)	(27,138,000)

Minority Interest in Loss of Consolidated Subsidiary	116,000	91,000	815,000
	----------------	----------------	----------------
Net loss	(4,253,000)	(531,000)	(26,323,000)

Preferred Stock beneficial conversion feature	20,000		20,000

Preferred Dividend	8,000	4,000	36,000
	----------------	----------------	----------------
Net Loss Attributable to Common Stockholders	($4,281,000)	($535,000)	($26,379,000)
	=========	==========	===========

Basic and Diluted Loss Per Share	($0.15)	($0.02)
	=========	==========

Weighted average number of shares of common stock -basic and diluted	27,967,000	25,852,000
	==========	==========

See Notes to Condensed Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	September 25, 1996 (Inception) Through March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($4,253,000)	($531,000)	($26,323,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,000	43,000	630,000
Minority interest in loss of consolidated subsidiary	(116,000)	(91,000)	(815,000)
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Common stock issued for services	795,000	184,000	6,045,000
Contribution of services	112,000	240,000	1,171,000
Compensatory common stock, options and warrants	3,339,000	0	9,025,000
Changes in other current assets and current liabilities:
Prepaid Expenses	(178,000)	(26,000)	(26,000)
Accounts payable and accrued expenses	127,000	(81,000)	3,163,000
Deferred revenue	0	0	150,000
	-----------------	-----------------	-----------------
Net cash (used in) operating activities	(131,000)	(262,000)	(6,361,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	0	0	(69,000)
Cost of acquisition	0	0	(16,000)
	-----------------	-----------------	-----------------
Net cash (used in) investing activities	0	0	(85,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, common stock, and exercise of options and warrants	943,000	100,000	7,342,000
Net proceeds from sale of subsidiary stock	0	0	234,000
Proceeds from long-term borrowings	0	0	29,000
Repayment of long-term debt	0	(1,000)	(29,000)
Proceeds from (repayments of) stockholders' loans-net	0	0	103,000
Distributions	0	0	(365,000)
	-----------------	-----------------	-----------------
Net cash provided by (used in) financing activities	943,000	99,000	7,314,000
	-----------------	-----------------	-----------------
NET INCREASE (DECREASE) IN CASH	812,000	(163,000)	868,000

CASH - BEGINNING OF PERIOD	56,000	293,000	0
	-----------------	-----------------	-----------------
CASH - END OF PERIOD	$868,000	$130,000	$868,000
	==========	==========	==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock, warrants, and options in settlement of liabilities, except notes payable	$0	$122,000

See Notes to Condensed Financial Statements

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2004

Note 1 Financial Statement Presentation

The information contained herein with respect to the three month periods ended March 31, 2004 and March 31, 2003 and the period from September 25, 1996 (inception) through March 31, 2004 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three month period ended March 31, 2004, and since inception. The results are not necessarily indicative of results to be expected for the year.

For the period from inception through March 31, 2004, the Company has accumulated a deficit of $26,323,000, and has been dependent upon equity financing, loans from shareholders and the exchange of stock for services to meet its obligations and sustain operations. The Company is in the development stage and its efforts have been principally devoted to research and development, raising capital and marketing of principal products. Additional financing or a joint venture relationship will be required by the Company to fund its activities.

Note 2 The Company

Torvec, Inc. (the Company) was incorporated in New York on September 25, 1996. The Company, which is in the development stage, specializes in automotive technology.

On November 29, 2000 the Company acquired Ice Surface Development, Inc. ("Ice") for 1,068,354 common shares valued at approximately $3,405,000. The acquisition was accounted for under the purchase method. Ice, which is also in the development stage, has a license and technology associated with ice removal and adhesion. On March 31, 2002 the Company granted 28% of Ice to three former officers of Torvec, Inc. in exchange for forfeiting of previously granted fully vested options. The exchange was valued at $618,000 based upon the value of the options forfeited at March 31, 2002. The difference between the Company's share of the deemed proceeds of $618,000 and the carrying portion of the Company's investment deemed sold of $850,000 is reflected as a gain or loss in the stockholders' equity.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2004

Note 3 Summary of Significant Accounting Policies

Consolidation

The financial statements include the accounts of the Company and its majority owned-subsidiary, Ice (69.26% owned at March 31, 2004). All material intercompany transactions and account balances have been eliminated in consolidation.

Equipment

Equipment, including a prototype vehicle, is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful lives of the assets which range from three to seven years.

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

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2004

Loss Per Common Share

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

At March 31, 2004, the Company had one stock-based employee compensation plan, and the Company's subsidiary had no stock-based employee compensation plan. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended SFAS No. 123, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25 and related interpretations including FIN No. 44. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plan:

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2004
	Three Months Ended March 31,	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(4,253,000)	$(531,000)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(0)	(0)
Pro forma net loss	$ (4,253,000)	$(531,000)

Loss per share:
Basic and diluted - as reported	$(0.15)	$ (0.02)
Basic and diluted - pro forma	$(0.15)	$ (0.02)

The Company did not grant fixed stock options to acquire shares of its common stock to its employees during the three-months ended March 31, 2004 and March 31, 2003.

Impairment or Disposal of Long-Lived Assets

The Company follows Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2004

Note 4 Common and Preferred Stock

On April 1, 2004, the Company issued 268,865 common shares as the result of the exercise of warrants previously issued to three current officers of our subsidiary.

Note 5 Related Party Transactions

The Company's consulting agreements with members of the Gleasman family expired on December 1, 2003. Included in research and development and general and administrative expenses for the three months ended March 31, 2003 is $112,500 for consulting fees due under the agreements. Also included in research and development and general and administrative expenses for the three months ended March 31, 2004 is $112,500 for the value of the contributed services the Company received from the Gleasmans.

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

In January 2002, the Company has authorized the sale of up to 3,300,000 shares of its Class A Non-Voting Cumulative Convertible Preferred Stock ("Class A"). During 2002, the Company sold 38,500 shares at $4.00 per share of its Class A in a private placement offering for approximately $142,000 in net proceeds. Each share of Class A is convertible into one share of voting common stock and entitles the holder to dividends, at $.40 per share per annum. The holder has the right to convert after one year subject to Board approval. At March 31, 2004, dividends in arrears amounted to approximately $36,000.

In connection with this offering the Company granted the placement agent 5,000 Class A Warrants, exercisable for five years at an exercise price of $1.52 per share. The Company also granted 2,500 Class A Warrants, exercisable for five years at an exercise price of $0.01 per share. Such warrants were treated as a cost of the offering. Also, the placement agent was granted 10,000 warrants for providing certain financial analysis for the Company. The warrant is immediately exercisable at $.30 per share for five years. The warrant contains a cashless exercise feature. The Company valued the warrant at $8,000 using the Black-Scholes option-pricing model and charged operations. On July 8, August 14 and September 11, 2003, the company issued 2,500, 7,480 and 1,200 common shares respectively to the placement agent upon the exercise of warrants issued in connection with this offering.

During 2003, the company sold 15,687 Class A for $63,000.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2004

In December 2003 the Company received $9,216 for 2,305 Class A, classified as Class A Preferred Stock to be issued. During the first quarter of 2004, the Company received an additional $121,395 for 30,348 Class A, classified as Class A Preferred Stock to be issued. These preferred shares were issued on April 27, 2004. On March 19, 2004 the Company sold 62,500 Class A to each of three investors for $250,000 each.

On March 22, 2004, the Company sold 17,922 Class A for $71,687.

In connection with the sale of Class A preferred stock in the first quarter, the Company will recognize as a beneficial conversion feature the difference between the conversion price and the market price of the common stock into which the preferred stock is convertible. At March 31, 2004, the Company valued the beneficial conversion feature at approximately $714,000. The beneficial conversion feature will be amortized through the date the preferred stock becomes eligible for conversion, which is one year from the date of issuance. As of March 31, 2004 the Company recorded a preferred stock beneficial conversion feature of $20,000.

In April 2004, certain holders of the preferred stock converted 37,500 preferred shares into 37,500 shares of the Company's common stock.

At March 31, 2004 loans and advances from stockholders and officers of $28,000 are non-interest bearing and have no fixed date of repayment.

Note 6 Consultant Stock Plan

The Company's Business Consultant Stock Plan as amended, ("the Plan") provides for the granting of 5,100,000 shares of the Company's $.01 par value stock, which may be issued from time to time to business consultants and advisors.

For the three months ended March 31, 2004, 184,526 shares were issued under the Plan to consultants in exchange for services and amounts owed to these consultants. For the three months ended March 31, 2003, 238,387 shares were issued under the plan for services and amounts owed. The shares were valued at the market value of the shares on the date immediately prior to the date of issuance and approximated $795,000 and $175,752 for the three months ended March 31, 2004 and March 31, 2003 respectively.

Note 7 Employment Agreements

On August 1, 2001, the Company entered into three-year employment agreements with its Chief Executive Officer and Chief Operating Officer. The employment agreements provide for annual base salary of $240,000 pro rated for calendar year 2001 and increasing thereafter by $20,000 per annum. In addition, the agreements provide for an annual bonus of $60,000 for calendar year 2001 and increasing thereafter by $60,000 per annum. On September 1, 2001 the Company entered into a three-year employment agreement with its Vice President - Manufacturing. The employment agreement provides for annual base salary of $144,000 pro rated for calendar year 2001 and increasing by $16,000 for

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2004

calendar year 2002, and increasing thereafter by $30,000 per annum. In addition, the agreement provides for annual bonuses of $25,000, $40,000 and $50,000 for calendar years 2001, 2002 and 2003, respectively. At March 31, 2002 amounts owing under these employment agreements aggregating approximately $633,000 were settled through the issuance of 448,865 warrants to purchase common stock at an exercise price of $.01. On March 20, 2003, September 26, 2003, and April 1, 2004, 130,000, 50,000 and 268,865 warrants were exercised respectively. (See Note 9)

Effective March 31, 2002 the agreements were terminated and the officers resigned from the Company. Simultaneously, Ice executed employment agreements with the individuals in the name of Ice with the same terms as previously executed and the individuals became officers of Ice. In 2003 and 2002, these individuals contributed $240,000 and $720,000 respectively, of accrued compensation to Ice's capital and agreed to forego payment of all future monies under their employment agreements until certain board discretionary performance criteria have been realized.

The Company may pay all compensation under these terminated agreements either in cash or common stock as determined by the Board of Directors. In connection with these agreements, the Company granted 450,000 options at $5.00 per share. The term of the options granted shall be for a period of 10 years and vest immediately. These options were exchanged for a 28% interest in Ice in March 2002 (See Note 2).

On March 31, 2003, the Company issued 148,387 shares of common stock to the officers of Ice in exchange for approximately $122,000 owed to them for services performed for Ice. These shares were issued under the Business Consultants Stock Plan.

Note 8 Variable Gear LLC

On January 1, 2008, the Company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. The Company does not share in any profit or losses in this entity. At March 31, 2004 such fair market value cannot yet be reasonably estimated.

Note 9 Warrants

On March 20, 2003, September 26, 2003 and April 1, 2004, three former officers of the company who are currently officers of our subsidiary, Ice, exercised warrants to acquire 448,865 common shares. The warrants had previously been issued to the officers in payment of compensation under their former employment agreements. During June 2003, Swartz Private Equity LLC

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2004

exercised all of their remaining warrants in a cashless exercise and received 654,432 shares of common stock.

On February 20, 2004 the Company entered into an agreement with a management-consulting firm to assist the Company in executing a business plan to commercialize and produce a full terrain vehicle. Upon execution of the agreement, the Company granted 15,306 shares of common stock in settlement of $75,000 owed upon execution of the agreement. The agreement is for an initial term of six months and provides for the payment of $50,000 per month, 20,000 fully vested warrants per month at an exercise price of $0.01 per share. In connection therewith, the Company granted 60,000 warrants during the quarter with a fair value of $367,000. Also at the end of the initial term, the Company will grant warrants exercisable at $0.01 per share based upon a formula if the closing bid price of common stock is equal to or greater than $5.00 per share. In connection therewith, the Company issued 500,000 warrants during the quarter as a result of the stock price exceeding $5.00 per share. As of March 31, 2004, the Company recorded a charge of $2,972,000 for these warrants. Under the terms of the agreement, the Company may be obligated to issue additional warrants on August 31, 2004 at which time they will be valued. If the calculation were performed as of May 14, 2004 the Company would have had to issue an additional 245,000 warrants. In addition to the above, the agreement provides for additional success and other fees payable in warrants. In connection herewith the Company may recognize significant charges in the future.

Note 10 Options

The Company granted no options during the first quarter of 2004.

Note 11 Impact of Recently Issued Accounting Pronouncements

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

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2004

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

TORVEC

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

14

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
15

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

CXO on the GO, LLC

On February 20, 2004, the company hired CXO on the GO, LLC ("CXO") to implement the company's business strategy. CXO is a management-consultant firm started by former executives at Bausch & Lomb, Inc., Rochester Telephone Corp. and PaeTec Communications, Inc.

The six founders of CXO have more than 200 combined years of experience:

Philip Fain, managing partner, rose through Bausch & Lomb's corporate ranks to lead the corporate accounting, financial reporting and corporate auditing functions. He served as controller of the world's largest sunglass manufacturing operations and as vice president of finance for Bausch and Lomb's Global Eyewear to Luxottica SpA, he joined the acquiring company as chief financial officer.

Robert Green is the leader of CXO's operations practice with more than 30 years experience in engineering systems. He was engineering manager for Bausch & Lomb's eyewear business and later worked for Luxottica.

Andrew Chapman is CXO's high-tech executive. His career began as lead designer for ManTech Services Corp., a Washington D.C. defense contractor, where he created a methodology for realtime animation of missle fire test scenarios of the Aegis weapon system. He has developed an online shopping site for Ray-Ban that was the first site to allow users to try sunglasses on their own faces over the Internet.

John Cogan has over 25 years of human resources and employee benefit experience at Rochester Telephone and Goulds Pumps, Inc.

Read McNamara has worked at Gillette Co., the Pillsbury Co. and Bausch & Lomb among other firms. Prior to joining CXO, he was president of Fuller Brands at CPAC, Inc. He has managed some of the world's most recognized brands, including Right Guard, Green Giant, Haagen Dazs, Healthy Choice and Ray-Ban.

Richard Ottalagana was a co-founder of PaeTec Communications. Prior to that, he worked at ACC National Telecom Corp. and Rochester Telephone.

The CXO agreements of February 20 and February 23, 2004 setting forth CXO's responsibilities and its compensation arrangement with the company were filed as exhibits to the company's Annual Report, Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2004.

Certain First Quarter Information

          The net loss for the three months ended March 31, 2004 was $4,253,000 as compared to the three months ended March 31, 2003 net loss of $531,000. The increase in the net loss of $3,822,000 is principally related to stock compensation expense associated with the issuance of the warrants to a management consultant firm.

          Research and development expenses for the three months ended March 31, 2004 amounted to $300,000 as compared to $327,000 for the three months ended March 31, 2003. This decrease amounted to $27,000, and is principally due to a decrease in parts purchased.

          General and administrative expenses for the three months ended March 31, 2004 amounted to $4,069,000 as compared to $295,000 for the three months ended March 31, 2003. This increase amounted to $3,774,000 and is principally due to stock compensation expense associated with the issuance of the warrants.

Liquidity and Capital Resources

          The company's business activities during the quarter ended March 31, 2004 were funded through the sale of 235,770 shares of Class A Non-Voting, Cumulative Convertible Preferred Stock for proceeds of $943,082.

          At March 31, 2004, the company's cash position was $868,000 and it had a working capital deficit of $229,000. Included in the company's current liabilities are amounts payable of $1,030,000 which the company believes will be paid with future issuances of stock.

          The company's cash position at anytime during the quarter ended March 31, 2004 was directly dependent upon its success in selling stock since the company did not generate any revenues. The company does not anticipate generating any revenues from its business activities during the balance of its 2003 fiscal year.

          During the quarter ended March 31, 2004 the company issued 184,526 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, product marketing research expenses, legal fees and associated expenses for ongoing patent work and reimbursement of ongoing employee consultant expenses.

          At March 31, 2004 loans payable to stockholders and officers amounted to $28,000 and are non-interest bearing and have no fixed date repayment.

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

Impact of Inflation

          Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during the quarter ending March 31, 2004.

Quarterly Fluctuations

          As of March 31, 2004, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

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

Item 2:   Changes in Securities

          a)    Class A Preferred Shares

                    We ask that you refer to our annual report (Form 10-KSB) filed with the Securities and Exchange Commission on April 14, 2004 for a description of our Class A Preferred Shares. There are 3,300,000 authorized Class A Preferred Shares and 292,262 issued and outstanding.

          b)    Sales of Unregistered Securities

                    We sold 235,771 Class A Preferred Shares for proceeds of $943,082 during the quarter ended March 31, 2004.

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

10.3

The Company's Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, and 2,500,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003 and April 20, 2004 respectively;

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

22

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

	10.17	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

	10.18	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

	10.19	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

	10.20	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

	10.21	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;

	10.22	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

	10.23	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

	10.24	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

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

None

(b)    Reports Filed on Form 8-K

        Form 8-K filed January 30, 2004 reporting on annual shareholders meeting.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.
Date: May 17, 2004	By: /S/ KEITH E. GLEASMAN Keith E. Gleasman President
Date: May 17, 2004	By: /S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Financial and Accounting Officer

EXHIBIT INDEX
EXHIBIT			PAGE

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

10.3

The Company's Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000 and 2,500,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003 and April 20, 2004 respectively;

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
Form 10-QSB filed for fiscal quarter ended September 30, 2001;

	10.17	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

	10.18	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

	10.19	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

	10.20	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

	10.21	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;

	10.22	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003

	10.23	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

	10.24	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

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

Date: May 17, 2004	/S/ ERIC STEENBURGH Eric Steenburgh Chief Executive Officer

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

Date: May 17, 2004	/S/ SAMUEL BRONSKY Samuel M. Bronsky Chief Financial Officer

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
May 17, 2004

/S/ SAMUEL BRONSKY
Samuel Bronsky
Chief Financial Officer
May 17, 2004

Issuer Statement

A signed original of this written statement required by Section 906 has been provided to Torvec, Inc. and will be retained by Torvec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.