Form 10QSB
period 2004-06-30
TORVEC INC
filed 2004-08-13
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                          JUNE 30, 2004
                                                                       OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

Commission File No.                                000-24455

                                                               TORVEC, INC.
                                    (Exact name of small business issuer as specified in its charter)

                               New York                                         16-150951-2
                (State or Other Jurisdiction of            (IRS Employer Identification Number)
                Incorporation or Organization)

Powder Mills Office Park
1169 Pittsford-Victor Road
Suite 125
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

                   YES  [ X ]               NO [     ]

As of June 30, 2004, there were outstanding 28,601,939 shares of the company's common stock, $.01 par value. Options for 1,673,895 shares of the Company's common stock are outstanding but have not yet been issued. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)
INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 2003 and June 30, 2004 (Unaudited)	3
	Torvec, Inc. Condensed Statements of Operations (Unaudited) - Three and Six Months Ended June 30, 2004, Three and Six Months Ended June 30, 2003, September 25, 1996 (Inception) through June 30, 2004	4
	Torvec, Inc. Condensed Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2004, Six Months Ended June 30, 2003, September 25, 1996 (Inception) through June 30, 2004	5
	Notes to Condensed Financial Statements	6
Item 2.	Plan of Operation	15
Item 3.	Controls and Procedures	22
PART II	OTHER INFORMATION	23
Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURE PAGE		30
EXHIBIT INDEX		31

TORVEC, INC.
(a development stage company)
CONDENSED BALANCE SHEETS
	June 30, 2004 (Unaudited)	December 31, 2003
ASSETS CURRENT ASSETS:
Cash	$946,000	$ 56,000
Prepaid Expenses	480,000	8,000
	-------------	-------------
Total Current Assets	1,426,000	64,000
	-------------	-------------
PROPERTY AND EQUIPMENT:
Office equipment	19,000	16,000
Transportation equipment	53,000	53,000
	-------------	-------------
	72,000	69,000
LESS: ACCUMULATED DEPRECIATION	66,000	65,000
	-------------	-------------
Net equipment	6,000	4,000

LICENSE, net of accumulated amortization of $607,000 and $522,000, respectively	2,653,000	2,738,000

Total Assets	$4,085,000	$ 2,806,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,606,000	$1,128,000
Loans payable and advances - stockholders and officers	28,000	28,000
Preferred stock dividend payable	32,000	-------------
Total Current Liabilities	1,666,000	1,156,000

LONG-TERM LIABILITIES
Deferred revenue-long term	150,000	150,000
	-------------	-------------
	1,816,000	1,306,000
	-------------	-------------
COMMITMENTS

MINORITY INTEREST	341,000	573,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 100,000,000 shares authorized, 3,300,000 designated as Class A non-voting convertible cumulative dividend $.40 per share, 253,762 and 56,492 shares issued and outstanding, at June 30, 2004 and December 31, 2003, respectively (liquidation preference $1,076,000),	3,000	1,000
Common stock, $.01 par value, 40,000,000 shares authorized, 28,601,939 and 27,858,256 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	286,000	279,000
Additional paid-in capital	29,314,000	22,717,000
Deficit accumulated during the development stage	(27,620,000)	(22,070,000)
	----------------	----------------
Total Stockholders' Equity	1,928,000	927,000
	----------------	----------------
Total Liabilities and Stockholder's Equity	$4,085,000	$2,806,000
	=========	=========
See Notes to Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	September 25, 1996 (Inception) Through June 30, 2004

COST AND EXPENSES:
Research and development	$457,000	$217,000	$ 757,000	$544,000	$8,650,000
General and administrative	1,011,000	556,000	5,080,000	851,000	19,956,000
	-----------------	-----------------	-----------------	-----------------	-----------------
Loss Before Minority Interest	(1,468,000)	(773,000)	(5,837,000)	(1,395,000)	(28,606,000)

Minority Interest in Loss of Consolidated Subsidiary	116,000	111,000	232,000	202,000	931,000

	-----------------	-----------------	-----------------	-----------------	-----------------
Net loss	(1,352,000)	(662,000)	(5,605,000)	(1,193,000)	(27,675,000)

Preferred Stock beneficial conversion feature	178,000	0	198,000	0	198,000

Preferred Dividend	25,000	4,000	33,000	8,000	61,000
	-----------------	-----------------	-----------------	-----------------	-----------------
Net Loss Attributable to Common Stockholders	($1,555,000)	($666,000)	($5,835,000)	($1,201,000)	($27,934,000)
	==========	==========	==========	==========	==========

Basic and Diluted Loss Per Share	($0.05)	($0.03)	($0.21)	($0.05)
	==========	==========	==========	==========	==========

Weighted average number of shares of common stock -basic and diluted	28,738,000	26,435,000	28,198,000	26,145,000
	==========	==========	==========	==========	==========

See Notes to Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	September 25, 1996 (Inception) Through June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($5,605,000)	($1,193,000)	($27,675,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,000	86,000	673,000
Minority interest in loss of consolidated subsidiary	(232,000)	(202,000)	(931,000)
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Common stock issued for services	1,278,000	336,000	6,528,000
Contribution of services	225,000	240,000	1,284,000
Compensatory common stock, options and warrants	3,889,000	46,000	9,575,000
Changes in other current assets and current liabilities:
Prepaid Expenses	(472,000)	(42,000)	(320,000)
Accounts payable and accrued expenses	478,000	124,000	3,514,000
Deferred revenue	0	0	150,000
	-----------------	-----------------	-----------------
Net cash (used in) operating activities	(353,000)	(605,000)	(6,583,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3.000)	0	(72,000)
Cost of acquisition	0	0	(16,000)
	-----------------	-----------------	-----------------
Net cash (used in) investing activities	(3,000)	0	(88,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, common stock, and exercise of options and warrants	1,246,000	469,000	7,645,000
Net proceeds from sale of subsidiary stock	0	0	234,000
Proceeds from long-term borrowings	0	0	29,000
Repayment of long-term debt	0	(2,000)	(29,000)
Proceeds from (repayments of) stockholders' loans-net	0	0	103,000
Distributions	0	0	(365,000)
	-----------------	-----------------	-----------------
Net cash provided by (used in) financing activities	1,374,000	467,000	7,617,000
	-----------------	-----------------	-----------------
NET INCREASE (DECREASE) IN CASH	890,000	(138,000)	946,000

CASH - BEGINNING OF PERIOD	56,000	293,000	0
	-----------------	-----------------	-----------------
CASH - END OF PERIOD	$946,000	$155,000	$946,000
	==========	==========	==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock, warrants, and options in settlement of liabilities, except notes payable	$0	$176,000

Preferred stock dividend declared but not paid	$32,000

On April 2004, 38,500 shares of Class A Preferred stock was converted into 38,500 shares of Common Stock

During the quarter ended 6/30/04, 96,000 warrants were converted into 96,000 shares of Common Stock
See Notes to Financial Statements

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2004

Note 1 Financial Statement Presentation

The interim information contained herein with respect to the six and three month periods ended June 30, 2004 and June 30, 2003 and the period from September 25, 1996 (inception) through June 30, 2004 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the six month period ended June 30, 2004, and since inception. The results are not necessarily indicative of results to be expected for the year.

For the period from inception through June 30, 2004, the Company has accumulated a deficit of $27,675,000, and has been dependent upon equity financing, loans from shareholders and the exchange of stock for services to meet its obligations and sustain operations. The Company is in the development stage and its efforts have been principally devoted to research and development, raising capital and marketing of principal products. A sale and/or commercialization of one of the Company's technologies, additional financing, a joint venture relationship or a combination thereof will be required by the Company to fund its future activities.

Note 2 The Company

Torvec, Inc. (the Company) was incorporated in New York on September 25, 1996. The Company, which is in the development stage, specializes in automotive technology.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2004

Note 3 Summary of Significant Accounting Policies

Consolidation

The financial statements include the accounts of the Company and its majority owned-subsidiary, Ice (69.26% owned at June 30, 2004). All material intercompany transactions and account balances have been eliminated in consolidation.

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

June 30, 2004

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

At June 30, 2004, the Company had one stock-based employee compensation plan, and the Company's subsidiary had no stock-based employee compensation plan. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended SFAS No. 123, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25 and related interpretations including FIN No. 44. The following table illustrates the effect on net loss attributable to Common Stockholders and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plan:

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2004
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(1,555,000)	$(666,000)	$(5,835,000)	$(1,201,000)
Pro forma net loss attributable to common stockholders	$ (1,555,000)	$(666,000)	$(5,835,000)	$(1,201,000)

Loss per share:
Basic and diluted - as reported	$(0.05)	$ (0.03)	$ (0.21)	$ (0.05)
Basic and diluted - pro forma	$(0.05)	$ (0.03)	$ (0.21)	$ (0.05)

The Company did not grant fixed stock options to acquire shares of its common stock to its employees during the six and three-months ended June 30, 2004 and June 30, 2003.

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

June 30, 2004

Note 4 Common and Preferred Stock

On April 1, 2004, the Company issued 268,865 common shares as the result of the exercise of warrants previously issued to three current officers of our subsidiary.

In January 2002, the Company authorized the sale of up to 3,300,000 shares of its Class A Non-Voting Cumulative Convertible Preferred Stock ("Class A"). During 2002, the Company sold 38,500 shares at $4.00 per share of its Class A in a private placement offering for approximately $142,000 in net proceeds. Each share of Class A is convertible into one share of voting common stock and entitles the holder to dividends, at $.40 per share per annum. The holder has the right to convert after one year subject to Board approval. In April, 2004, these holders converted 38,500 preferred shares into 38,500 common shares. On June 6, 2004, the Board of Directors declared a 10% dividend on those shares converted. At June 30, 2004, dividends in arrears with respect to the 38,500 preferred shares amounted to $32,124 to be settled by the issuance of 8,031 Class A Preferred Stock.

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

During 2003, the company sold 15,687 Class A for $63,000.

On March 19, 2004 the Company sold 62,500 Class A to each of three investors for $250,000 each. On March 22, 2004, the Company sold 17,922 Class A for $71,687. On April 26, 2004, the company sold 32,653 Class A for $130,613.

In connection with the sale of Class A preferred stock in the first and second quarters, the Company will recognize as a beneficial conversion feature at the date of issuance representing the difference between the conversion price and the market price of the common stock into which the preferred stock is convertible. At June 30, 2004, the Company valued the beneficial conversion feature at approximately $714,000. The beneficial conversion feature will be amortized through the date the preferred stock becomes eligible for conversion, which is one year from the date of issuance. For the six months ended June 30, 2004 the Company recorded a preferred stock beneficial conversion feature of approximately $198,000.

On June 24,2004, the company sold 60,000 restricted shares to a shareholder for $300,000.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2004

Note 5 Related Party Transactions

The company's consulting agreements with members of the Gleasman family expired on December 1, 2003. Included in research and development and general and administrative expenses for the three months ended June 30, 2003 is $112,500 for consulting fees due under the agreements. Also included in research and development and general and administrative expenses for the three and six months ended June 30, 2004 is $112,500 and $225,000, respectively for the value of the contributed services the company received from the Gleasmans. However, effective January 1, 2004, the company no longer pays any consulting fees to the Gleasmans for these services.

The Gleasmans have agreed to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company. In addition, Keith E. Gleasman will continue to serve as President and as a director and James A. Gleasman will continue to serve as a director.

At June 30, 2004 loans and advances from stockholders and officer of $28,000 are non-interest bearing and have no fixed date of repayment.

Note 6 Consultants Stock Plan

The Company's Business Consultants Stock Plan as amended, ("the Plan") provides for the granting of 5,100,000 shares of the Company's $.01 par value stock, which may be issued from time to time to business consultants and advisors.

For the three months ended June 30, 2004, 191,792 shares were issued under the Plan to consultants in exchange for services and amounts owed to these consultants. For the three months ended June 30, 2003, 230,602 shares were issued under the plan for services and amounts owed. The shares were valued at the market value of the shares on the date immediately prior to the date of issuance and approximated $483,000 and $151,000 for the three months ended June 30, 2004 and June 30, 2003 respectively.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2004

Note 7 Employment Agreements

On April 1, 2002, Ice executed employment agreements with the individuals in the name of Ice with the same terms as previously executed and the individuals became officers of Ice. In 2003 and 2002, these individuals contributed $240,000 and $720,000 respectively, of accrued compensation to Ice's capital and agreed to forego payment of all future monies under their employment agreements until certain board discretionary performance criteria have been realized. All payables pursuant to these employment agreements will be paid directly by our subsidiary, ICE Surface Development, Inc., either in cash or ISDI stock.

Note 8 Variable Gear LLC

On January 1, 2008, the Company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. The Company does not share in any profit or losses in this entity. At June 30, 2004 such fair market value cannot yet be reasonably estimated.

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

June 30, 2004

exercised all of their remaining warrants in a cashless exercise and received 654,432 shares of common stock.

On February 20, 2004 the Company entered into an agreement with a management-consulting firm to assist the Company in executing a business plan to commercialize and produce a full terrain vehicle. Upon execution of the agreement, the Company granted 15,306 shares of common stock in settlement of $75,000 owed upon execution of the agreement. Pursuant to the February 20th agreement, the Company issued 28,792 common shares in monthly fees and granted 620,000 warrants (of which 96,000 were exercised) during the second quarter. The warrants had a fair value of $3,731,000. The February 20th agreement was terminated and replaced with a new agreement effective June 30th with the same management consulting firm pursuant to which the management consulting firm will furnish individuals to serve as the company's chief executive officer, chief financial officer and chairman of its board of directors as well as continuing to provide all of the business consulting and technical services provided under the February 20th agreement. As under the February 20th agreement, under the June 30th agreement, no payments of any kind, stock, warrants or options will be made to the individuals furnished by the management consulting firm but all payments, stock issuances, warrants or options will be made by the Company directly to the management consulting as called for under the June 30th agreement. The June 30th agreement is for an initial term of 24 months and will be renewed for additional 24 month periods unless either party provides notice to the other at least sixty days prior to the end of the term. The June 30th agreement provides compensation terms substantially similar to those contained in the February 20th agreement. As under the February 20th agreement, the Company will pay the management consulting firm $50,000, plus 20,000 warrants exercisable at $.01 per share on a monthly basis. In lieu of such payment, upon the happening of a revenue producing event, the Company will grant 40,000 warrants per month, exercisable at $.01 per share. As under the February 20th agreement, the Company is obligated to grant warrants exercisable at $.01 per share based upon a formula if the closing bid price of the Company's common stock is equal to or greater than $5.00 per share. However, under the June 30th agreement, the total number of warrants issuable under the formula is capped at 2,250,000. In connection with this obligation, the Company granted 500,000 warrants with a fair value of $2,972,000 during the first quarter of fiscal 2004 as a result of the stock price exceeding $5.00 per share. As of June 30, the Company recorded a charge of $392,000 and $367,000 for these warrants for the three and six months ending June 30, 2004, respectively. Under the formula, the Company may be obligated to grant additional warrants during the June 30th agreement's term at which time they will be valued. If the calculation were performed as of July 18, 2004, the Company would have had to grant an additional 245,000 warrants. Under the June 30th agreement, the company is obligated to grant 200,000 warrants on August 20, 2004. The June 30th agreement provides for additional success and other fees payable in warrants. In connection therewith, the Company may recognize significant charges in the future if and when such events occur.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2004

Note 10 Options

The Company granted no options during the second quarter of 2004.

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

b.

the company's ability to sell and/or commercialize one or more of its technologies, and/or to enter into collaborative joint working arrangements, formal joint venture arrangements with domestic and/or foreign governments, automotive industry manufacturers and suppliers to manufacture and promote the company's inventions;

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

Business Strategy

The company's overall business strategy relating to the commercialization of its technologies is:

o

to sell and/or commercialize any one or all of our technologies (i.e. the infinitely variable transmission, the hydraulic pump/motor system, the Iso-Torque™ differential, the spherical gearing constant velocity joint mechanism, the ice technology) in order to provide the capital management believes is necessary to successfully implement its stated goal to manufacture and market its FTV™ worldwide, especially in the Asian, African, South and Central American, and Eastern European markets;

o	to market the FTV™.

The company's plan of operation relative to its automotive inventions during fiscal 2004 is:

o

to continue in collaboration with CXO on the GO, LLC, to develop, refine and implement the company's overall strategy described above by soliciting indications of interest from automotive OEMs, first-tier suppliers and other marketing opportunities to commercialize and/or purchase one or more of our technologies;

o	to install our infinitely variable transmission in a GM Tahoe in order to commercialize our IVT;

o	to determine the opportunities available to directly market the company's FTV™;

o	to continue to improve the company's inventions and, where appropriate, to obtain patent protection on such new improvements.

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

Second Quarter Developments

a)    Infinitely Variable Transmission(IVT)

      The company's tests conducted under the supervision of personnel at the U.S. Environmental Protection Agency's National Vehicle and Fuel Emissions Laboratory, Ann Arbor, Michigan in late May, 2004 demonstrated that our 12.2 cubic inch displacement hydraulic pump achieved significant efficiencies operating at 300 to 700 revolutions per minute (rpm) and 200 to 1,400 pounds per square inch (psi). These results confirmed that a fully-loaded vehicle, such as an SUV, installed with our hydraulic pump/motor system (which is the heart of the IVT) will be capable of achieving city-driving start-up speeds in excess of 20 mph at between 700-750 rpms while the same SUV, installed with an automatic transmission and torque converter, would only be idling at the same rpms, requiring approximately 2500 rpms to attain a speed of 20 mph from start-up. The lower the rpms, the greater the fuel savings. The greater the fuel savings, the less fuel emissions. Since approximately 85% of U.S. produced vehicles have automatic transmissions and torque converters and since, according to EPA statistics, over 60% of all driving occurs in city conditions, the company believes that the evidence gathered at the EPA confirms its long-held view that the adoption of its IVT by the automotive industry will result in very significant fuel savings, both diesel and gasoline, as well as fewer emissions. We believe that it will be possible for gasoline powered vehicles equipped with our IVT to achieve in city driving approximately the same mpg as is currently achieved by those vehicles during highway operation.

      The company is now rapidly moving forward with the installation of its IVT in a fully loaded 2004 GM Tahoe SUV to provide data to substantiate the company's belief that its IVT is commercially ready for production and utilization across the full spectrum of gasoline and diesel powered vehicles. We have acquired the Tahoe and are currently building the IVT for installation. We have additionally leased a facility which provides a state of the art, industry accepted, Mustang dynamometer.

      On August 6, 2004, we announced that the United States Patent Office issued Patent No. US6,748,817B2 entitled "Transmission with Minimal Orbiter." This patent has seventeen claims and three drawing sheets. This patent covers the IVT which was designed, tested and improved in a Dodge Ram 4x4 diesel truck over the past two years. This same patent covers the IVT the company is installing in our fully loaded 2004 GM Tahoe gasoline powered SUV.

b)    Iso-Torque™ Differential

      The company has obtained a U.S. patent for its Iso-Torque™ differential which represents a major improvement to a worldwide industry leader, the Torsen® differential. In 1958, the company's co-founder Vernon E. Gleasman invented and patented the Torsen® differential. The functionality and mechanical essence of the Torsen® differential has remained virtually the same since inception. The company believes it has improved this technology in that the Iso-Torque™ differential has fewer parts, is stronger, lighter, easier to manufacture and has a newly patented gear tooth surface design.

c)    New Chairman; Executive Officers

      Effective June 15, 2004, Read McNamara became chairman of the company's board of directors, Richard Ottalagana became chief executive officer and Philip Fain became chief financial officer. Ottalagana, Fain and McNamara were appointed to execute the company's business strategy of commercializing its full terrain vehicle (FTV™) by selling its complementary technologies to third parties.

      Richard Ottalagana was a co-founder of PaeTec Communications, a national communications company where he served as Executive Vice President. In less than five years, PaeTec became both net income and free cash flow positive with over 1,000 employees. In 2003, PaeTec was recognized as the second fastest growing technology firm in North America by Deloitte, LLP. From 1993 to 1998, Mr. Ottalagana served as Vice President/General Manager of ACC National Telecom Corp. where he was responsible for the start-up of ACC's local telecommunications operations bringing that company to profitability with revenue approaching $100 Million annually.

      Philip Fain, Managing Partner of CXO, is widely recognized for his financial, business development and leadership expertise. He has served as CFO of Luxottica SpA's Ray-Ban Sun Optics business and as Vice President of Finance for Bausch & Lomb's Global Eyewear business. He played the lead role in significantly increasing the revenue, earnings and return on investment of the global business through the acquisition of some of the world's most sought after brands of sunglasses as well as through strategic alliances. A CPA, Mr. Fain also has lead Bausch & Lomb's Corporate Accounting, Financial Reporting and Corporate Audit functions.

      Read McNamara has over thirty years of senior executive experience in the US, Latin American and Asian markets with industry leaders such as Gillette, Pillsbury, Revlon and Bausch & Lomb. He combines extensive line operating experience in $100+ Million business units with experience on the boards of both publicly and privately owned companies.

      Each of these three individuals are members of the management consulting firm, CXO on the GO, LLC. As previously disclosed in our quarterly report (Form 10-QSB) for the quarter ending March 31, 2004, the company engaged CXO on February 20, 2004 to assist management achieve both its long as well as its short term goals. Since its engagement, CXO has played a pivotal role and with these appointments, will play an even greater role in accelerating the company's progress towards the implementation of the company's business plan.

      The description of all of the services to be performed by CXO as well as the compensation payable for the services of CXO, including the services of Messrs. Ottalagana, Fain and McNamara is set forth in an agreement between the companies dated June 30,2004. The agreement constitutes an exhibit to this quarterly report. A summary of the compensation terms can be found in Note 9 to the unaudited financial statements contained herein.

d)    Redesigned Corporate Web Site

      On July 15,2004, we officially launched a new, improved corporate web site which provides comprehensive, current information about the company. This includes a historical timeline, information on our new management and our board of directors, investor relations and access to all company filings with the Securities and Exchange Commission. In particular, the last named item includes all officer and director filings required by section 16 of the Securities Exchange Act of 1934, ongoing company news and contact information.

      The web site also details our product portfolio, that is, the full terrain vehicle (FTV™), the infinitely variable transmission (IVT™), hydraulic pump/motor, the Iso-Torque™ differential, the constant velocity universal joint, the steer-drive and our ICE technology.

      Visitors to the web site will also be able to become informed about our approach to technological innovation, the history behind our inventions, the engineering problems we have solved as well as the considerable number of U.S. and international patents protecting our inventions.

      The web site is located at www.torvec.com.

Certain Second Quarter Information

          The net loss for the three months ended June 30, 2004 was $1,352,000 as compared to the three months ended June 30, 2003 net loss of $662,000. The increase in the net loss of $690,000 is principally related to increased consulting fees, increased legal fees as part of day to day operations and stock compensation expense associated with the issuance of the warrants to a management consultant firm.

          Research and development expenses for the three months ended June 30, 2004 amounted to $457,000 as compared to $217,000 for the three months ended June 30, 2003. This increase amounted to $240,000, and is principally due to a increase in development expenses for both Torvec and ISDI.

          General and administrative expenses for the three months ended June 30, 2004 amounted to $1,011,000 as compared to $556,000 for the three months ended June 30, 2003. This increase amounted to $455,000 and is principally due to consulting fees expensed, and stock compensation expense associated with the issuance of the warrants to CXO on the Go, LLC.

Liquidity and Capital Resources

          The company's business activities during the quarter ended June 30, 2004 were funded through the sale of 32,653 shares of Class A Non-Voting, Cumulative Convertible Preferred Stock for proceeds of approximately $131,000 and the sale of 60,000 common shares for proceeds of $300,000.

          At June 30, 2004, the company's cash position was $946,000 and it had a working capital deficit of $240,000. Included in the company's current liabilities are amounts payable of $1,506,000 which the company believes will be paid with future issuances of stock. Approximately $1,100,000 of the $1,506,000 is attributable to our subsidiary, ICE Surface Development, Inc. and will be paid directly by ISDI in its own stock.

          The company's cash position at anytime during the quarter ended June 30, 2004 was directly dependent upon its success in selling stock since the company did not generate any revenues. The company does not anticipate generating any revenues from its business activities during the balance of its 2004 fiscal year.

          During the quarter ended June 30, 2004 the company issued 191,792 shares with a fair value of $483,000 to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, product marketing research expenses, legal fees and associated expenses for ongoing patent work and reimbursement of ongoing employee consultant expenses.

          At June 30, 2004 loans payable to stockholders and officers amounted to $28,000 and are non-interest bearing and have no fixed date repayment.

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

Impact of Inflation

          Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during the quarter ending June 30, 2004.

Quarterly Fluctuations

          As of June 30, 2004, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

CONTROLS AND PROCEDURES

          Richard Ottalagana and Philip Fain, the company's chief executive officer and chief financial officer, respectively, have informed the Board of Directors that, based upon their evaluations of the company's disclosure controls and procedures as of the end of the period covered by this quarterly report (Form 10-QSB), such disclosure control and procedures are effective to ensure that information required to be disclosed by the company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure.

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

Item 2:   Changes in Securities

          a)    Class A Preferred Shares

                    We ask that you refer to our annual report (Form 10-KSB) filed with the Securities and Exchange Commission on April 14, 2004 for a description of our Class A Preferred Shares. There are 3,300,000 authorized Class A Preferred Shares and 253,762 issued and outstanding.

          b)    Sales of Unregistered Securities

                    We sold 32,653 Class A Preferred Shares for proceeds of $130,613 and 60,000 common shares for proceeds of $300,000 during the quarter ended June 30, 2004.

                   These issuances were to persons who are familiar with the company or accredited investors. The company claims exemption from registration under section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 3.

Defaults Upon Senior Securities

The company is in arrears with respect to the payment of $32,124 in dividends payable to certain shareholders as the result of the conversion of 38,500 Class A Preferred Shares into common shares. The company anticipates paying the full amount of such dividends on or about August 18, 2004 by issuing 8,031 shares of Class A Preferred Stock.

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

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;
10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.13

Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.17

Investment Banking Services Agreement with Swartz
Institutional Finance (Dunwoody Brokerage Services, Inc.),
as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.26	Letter Agreement with CXO on the GO, LLC dated June 30, 2004;

10.27	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004;

10.28	Lease Agreement for testing facility and Mustang dynomometer, dated July 21, 2004;

10.29 Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024.

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

Incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003

(16)	Letter on change in certifying accountant

None

(18)	Letter re change in accounting principles

None

(20)	Other documents or statements to security holders

None

(21)	Subsidiaries of the registrant

Ice Surface Development, Inc. (New York)

(22)	Published report regarding matters submitted to vote of security holders

None

(23)	Consents of experts and counsel

Eisner LLP Consent

(24)	Power of attorney

None

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certifications

(99)	Additional exhibits

None

(b)    Reports Filed on Form 8-K

        None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.
Date: August 13, 2004	By: /S/Richard E. Ottalagana Richard E. Ottalagana Chief Executive Officer
Date: August 13, 2004	By: /S/Philip A. Fain Philip A. Fain Chief Financial Officer

EXHIBIT INDEX
EXHIBIT		PAGE

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

N/A

3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;.	N/A

(4)	Instruments defining the rights of holders including indentures None	N/A

(9)	Voting Trust Agreement	N/A

None

(10)	Material Contracts

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

N/A

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;	N/A

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;	N/A

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;	N/A

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.13

Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

N/A

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.17

Investment Banking Services Agreement with Swartz
Institutional Finance (Dunwoody Brokerage Services, Inc.),
as amended, dated October 23, 2001, incorporated by reference to
Form 10-QSB filed for fiscal quarter ended September 30, 2001;

N/A

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;	N/A

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.26	Letter Agreement with CXO on the GO, LLC dated June 30, 2004,	38

10.27	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004;	44

10.28	Lease Agreement for testing facility and Mustang dynomometer, dated July 21, 2004;	63

10.29	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024	65

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

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

None

Exhibit 31.1

CERTIFICATION

I, Richard E. Ottalagana, Chief Executive Officer of Torvec, Inc., hereby certify that:

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

Date: August 13, 2004	/S/Richard E. Ottalagana Richard E. Ottalagana Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Philip A. Fain, Chief Financial Officer of Torvec, Inc. hereby certify that:

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

Date: August 13, 2004	/S/Philip A. Fain Philip A. Fain Chief Financial Officer

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Torvec, Inc. ("Torvec") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Richard E. Ottalagana, Chief Executive Officer and Philip A. Fain,

Chief Financial Officer of Torvec, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Torvec, Inc.

/S/Richard E. Ottalagana
Richard E. Ottalagana
Chief Executive Officer
August 13, 2004

/S/Philip A. Fain
Philip A. Fain
Chief Financial Officer
August 13, 2004

Issuer Statement

A signed original of this written statement required by Section 906 has been provided to Torvec, Inc. and will be retained by Torvec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 10.26

CXO on the GO, L.L.C.

Suite 256

3349 Monroe Avenue

Rochester, NY 14618

June 30, 2004

Torvec, Inc.

11 Pond View Drive

Pittsford, NY 14534

Attention: James A. Gleasman

Dear Jim:

This letter agreement ("Agreement") is in substitution for and in replacement of that certain letter agreement between Torvec, Inc. ("Client") and CXO on the GO, L.L.C. ("CXO") dated February 20, 2004 as amended by letter dated February 23, 2004 ("Previous Agreement"). By executing this Agreement, the Client and CXO hereby terminate the Previous Agreement.

Client acknowledges that it is the exclusive owner to the rights to several important inventions covered by a large number of patents which have been assigned to it (and in which it possesses exclusive ownership rights), as well as other related valuable intellectual properties and assets (collectively, all such assets and any single asset or portion of such assets now owned by Client or acquired by Client in the future are sometimes referenced herein as an "asset" or the "assets"). Client claims, in good faith, that all the assets have significant potential application to several industries, including without limitation, automotive (including all-terrain or all-road vehicles) and defense. Management of Client ("Management") has expressed to CXO that it wishes its shareholders to benefit from the realization of the economic value that it believes can be realized from the sale, or license of, or a similar transaction involving these assets and/or from the commercialization and production of a product the Client refers to as a full-terrain vehicle ("FTV") utilizing said assets. While CXO is not in any position to offer any guidance or assurance whatsoever concerning the value of all or any of the Assets, the probability that any sale or other transaction involving any of the Assets can be accomplished or the commercial success of the commercialization and production of the FTV, Client wishes to engage CXO to assist it in pursing the possibility of commercializing and producing the FTV. Accordingly, Management hereby agrees to retain CXO to provide exclusive services to Client in connection with the development and implementation of a comprehensive FTV business plan to commercialize and produce the FTV, on the terms contained in this letter.

Management also recognizes that it is possible that the internal development and implementation of the FTV business plan may not be the most expedient and economically advantageous approach to commercialize and produce the FTV. Therefore, Management has advised CXO that it may seek the services of CXO to pursue external alternatives for commercializing and producing the FTV, in addition to the scope of CXO's services as set forth below, which focus on internal commercialization and production.

Finally, although CXO's engagement is to be focused on commercializing and producing the FTV, the parties recognize that it may prove that a sale or license of some or all of the Assets or the rights to the FTV may prove to be the most beneficial route for Client and its shareholders. Management does not seek to limit the efforts of CXO in any manner whatsoever in regard to the scope or approach it adopts in its undertaking. Therefore, Management represents that it would consider such a sale or license provided that the terms thereof are acceptable to Client and that requisite corporate approvals can be obtained.

This letter sets forth the terms and conditions under which Client retains CXO, and CXO agrees to provide services to Client in order to accomplish the goals set forth above.

1. Term. This Agreement shall be in effect from the date of acceptance by Client until the last day of the 24th calendar month thereafter ("Initial Term"). Subject to the further provisions hereof the term of this Agreement shall automatically be extended on the same terms and conditions as are contained herein for additional successive periods of 24 months each (each an "Additional Term"), unless at least 60 days prior to the expiration of the term then in effect, either party provides written notice to the other party not to extend this Agreement. In the event of such termination, neither party shall have any further obligation of any kind (expressed or implied) to the other, other than (a) the obligation of Client to pay any unpaid fees and expenses to which CXO is entitled under this Agreement, (b) the indemnification obligations of the parties contained in paragraph 5, and (c) the confidentiality obligations of CXO contained in paragraph 4, all of which shall survive the expiration or termination of this Agreement.

2. Services. CXO agrees to provide the following services:

(a) provide the services of Read McNamara, Richard Ottalagana and Philip Fain as Chairman of the Board, Chief Executive Officer, and Chief Financial Officer of the Client, respectively. Read McNamara, Richard Ottalagana and Philip Fain will each devote such time as is necessary (which may not be full time) to the performance of their duties under this subparagraph. Client shall provide a Directors and Officers Liability Insurance Policy with a face amount of at least $1,000,000 that specifically names CXO, Read McNamara, Richard Ottalagana, Philip Fain, John Cogan, Robert Green and Andrew Chatman as named insureds. By their signatures to this document, James Gleasman and Keith Gleasman agree to vote the Client shares held by them and to vote individually in their capacity as directors of the Client to effect the intention of this subparagraph. In addition, James Gleasman and Keith Gleasman agree to vote Client shares held by them and to vote individually in their capacity as directors of Client to amend the bylaws of Client if necessary to require Client to indemnify CXO against any liability it may have as a result of its engagement with Torvec.

(b) prepare a comprehensive FTV business plan document which describes the components comprising the FTV business plan in reasonable detail, presentation of the FTV business plan to the Client and modification of the FTV business plan, if necessary as reasonably agreed to by the Client and CXO.

(c) present the FTV business plan, at the sole direction of the Client, to potential third parties that may be interested in the purchase and/or license of some or all of the Assets, and assist the Client in establishing a transaction price. Also at Client's request, CXO will assist Client with other tasks, including but not limited to, the presentation and negotiation for sale and/or licensing of the Assets to third parties.

(d) at Client's request, assist Client in the preparation of an information memorandum ("Confidential Information Memorandum" or "CIM") for distribution and presentation to third parties who may desire to acquire an ownership portion in some or all of the FTV business. Among other matters, any CIM shall contain descriptions of the FTV business plan, the Assets, and the potential markets for the Assets and their possible associated revenue generating capacity, in reasonable detail. While it is contemplated that preferred acquisition and/or participation terms and structures will be addressed in any CIM, no asking price will be mentioned.

(e) consult with and advise Client as to the aspects of any proposed sale or license of, or other transaction, involving, the Assets, in whole or in part, and assist with the presentation of the FTV business plan and any associated materials to prospective buyers and/or licensees, in a manner as reasonable determined by Client. If Client requests and CXO agrees, then CXO will also consult with and advise Client as to the aspects of any proposed sale or license of, or other transaction, involving, the balance of Client's business, in whole or in part, and assist with the presentation of the FTV business plan and any associated materials to prospective buyers and/or licensees, in a manner as reasonably determined by Client.

(f) at the request of Client, CXO will implement the FTV business plan upon terms and conditions and in return for such compensation as the parties may agree.

At stated above, it is recognized and agreed that the appointment of CXO hereunder to develop and implement the FTV business plan may result in an ultimate sale of the FTV business, if not on a collective basis to one buyer, then on a staged basis, either during the initial term of this Agreement or subsequent extensions of this Agreement. Irrespective of the success of CXO in connection with its efforts to develop and implement the FTV business plan, Client may by request specifically request CXO to expand the scope of its efforts to another or other aspect(s) of the Client'' business. CXO shall have the right, in its sole discretion and without obligation of any kind whatsoever (express or implied), to accept or reject the expansion of its role hereunder.

No one else may be hired during the term of this Agreement to develop a FTV business plan similar to, or encompassing the same subject matter of objectives of, the FTV business plan, nor may anyone else be retained during the term of this Agreement to implement the FTV business plan. If such a plan is developed or implemented by Client internally, with or without the assistance of CXO, then Client shall pay CXO all of the compensation to which CXO would have been entitled if it had developed and implemented the FTV business plan. CXO is aware that the Client has executed engagement letters (the "Engagement Letters") with Billow, Butler & Company, LLC and with Gary Eidlin to sell and/or license the Assets. CXO agrees that the Engagement Letters do not violate the exclusivity set forth with this paragraph. Client represents that the Engagement Letters do not restrict in any way its right to enter into this Agreement in any way. Client further acknowledges that its obligation to compensate CXO pursuant to this Agreement is not subject to setoff or any other diminution as a result of any obligations that may arise under the Engagement Letters.

Work in addition to that described in the preceding subparagraph of this paragraph 2 will be performed by CXO by agreement between the parties, which will outline the nature and scope of such work, the deliverables (if any) and the payment to be made to CXO for such work.

Client will provide CXO with such information and assistance in connection with all of the foregoing tasks as CXO may reasonably request. CXO may retain such third party advisors to assist it in rendering its services hereunder as it shall deem appropriate, provided that such consultants (including their fees) are approved by Client in advance. Client agrees not to unreasonably withhold its consent to the retaining of such consultants. The fees of such clients shall be paid by Client as an expense in accordance with the provisions of paragraph 3.

3. Compensation. In consideration of the services to be rendered by CXO pursuant to this Agreement, Client shall pay CXO the following:

(a) On the last day of each calendar month during the initial term and any Additional Term that ends prior to the execution of any agreement with a third party that by its terms generates or has the potential to generate revenue and is required to be announced to the public under the securities laws or regulations of the United States of any state, Client shall pay CXO Fifty Thousand Dollars ($50,000.00) in cash or warrants to purchase Business Consulting Stock. In addition, on the last day of each calendar month during the Initial Term and any Additional Term that ends prior to the execution of any agreement with a third party that by its terms generates or has the potential to generate revenue and is required to be announced to the public under the securities laws or regulations of the United States or any state, Client shall grant CXO warrants to purchase 20,000 shares of Business Consulting Stock. Such fee shall be payable by delivery to CXO of a written warrant agreement within ten (10) days after the end of each month during the Initial Term and any Additional Term.

In lieu of the foregoing, on the last day of each calendar month during the Initial Term and any Additional Term that ends subsequent to the execution of any agreement with a third party that by its terms generates or has the potential to generate revenue and is required to be announced to the public under the securities law or regulations of the United States or any state, Client shall grant to CXO warrants to purchase 40,000 shares of Business Consulting Stock. Fees payable in warrants shall be paid by delivery to CXO of a written warrant agreement within ten (10) days after the end of each month during the initial term and any Additional Term. All warrants granted to CXO pursuant to this provision of this agreement shall be warrants to purchase stock at One Cent ($.01) per share. All such warrants shall be fully and immediately vested.

(b) In addition to the foregoing, CXO shall be paid the following fees:

(i) Upon the execution of this Agreement, Client shall grant to CXO warrants to purchase 200,000 shares of Business Consulting Stock. Such fee shall be payable by delivery to CXO of a written warrant agreement on August 20, 2004. All warrants granted to CXO pursuant to this provision of this Agreement shall be warrants to purchase Business Consulting Stock at One Cent ($.01) per share. All such warrants shall be fully and immediately vested.

(ii) Upon commencement or commercial production of the first FTV produced for sale or leased by Client, CXO or any third party, Client shall grant to CXO warrants to purchase 750,000 shares of Business Consulting Stock. Such fee shall be payable by delivery to CXO of a written warrant agreement within ten (10) days after the commencement of commercial production of the first FTV produced for sale or lease. All warrants granted to CXO pursuant to this provision of this agreement shall be warrants to purchase Business Consulting stock at One Cent ($.01) per share. All such warrants shall be fully and immediately vested.

(iii) In the event of a sale or other transaction that transfers all or any part of the business of the client and/or the Assets during the Initial Term, during any Additional Term or within two years after the last Additional Term, directly or indirectly by any means, including without limitation, sale of shares, merger, sale of Assets, development contract (with or without an option to purchase), licensing agreement, production agreement or otherwise (a "Commercializing Event"), then Client shall pay a fee equal to Eight Percent (8%) of the total consideration for such transaction. Such fee shall be payable at the closing of such transaction based upon total consideration ("Total Consideration") received. For these purposes, Total Consideration shall mean the total economic benefit derived by Client or its shareholders from such transaction, including, without limitation, all cash, assets, debt, equity, or equity equivalent securities, covenants not to compete and employment agreements either to be acquired or retained by Client and/or its shareholders as a result of the transaction. Fees payable pursuant to this paragraph 3(b)(iii) shall be paid in full at closing in cash or by check; provided, however, that if part of the Total Consideration is to be received after the closing and is of an unspecific and uncertain amount (i.e., not a set and stipulated number) as of the closing (as for example in the case of price adjustments) or is of a contingent nature (such as, "earn-out" payments or royalties) (individually, "Future Payment"), then payment of that portion of the fee attributable to the Future Payment shall be due within ten (10) business days after the Future Payment is received by Client or its shareholders, as the case may be.

(iv) If any time after February 20, 2004 during the Initial Term and during any Additional Term, the highest closing bid price of a share of common stock ("Highest Price") is equal to or higher than Five Dollars ($5.00) per share then, as an additional stock incentive fee, Client shall grant to CXO warrants to purchase that number of shares of Business Consulting Stock equal to Five Hundred Thousand (500,000) times a fraction, the numerator of which is the Highest Price plus Five Dollars ($5.00) and the denominator of which is Ten Dollars ($10.00). Such additional stock incentive fee shall be payable by delivery to CXO of a written warrant agreement within ten (10) days after the end of that Initial Term or Additional Term in which such fee was earned. Notwithstanding any other provision of this Agreement, and regardless of the Highest Price, the maximum number of shares payable pursuant to this subparagraph shall not exceed two million, two hundred fifty thousand (2,250,000) shares of Business Consulting stock. Further Client shall only be required to register the shares issuable upon exercise of the warrants granted under this subparagraph upon the actual issuance of such warrants. All warrants granted to CXO pursuant to this provision of this Agreement shall be warrants to purchase Business Consulting Stock at One Cent ($.01) per share. All such warrants shall be fully and immediately vested.

(v) Upon the commercialization of the Iso-Torque differential for any purpose independent of commercialization of the FTV, Client shall grant to CXO warrants to purchase Two Hundred Fifty Thousand (250,000) shares of Business Consulting Stock. Such fee shall be payable by delivery to CXO of a written warrant agreement within ten (10) days after the commencement of commercial production of the first Iso-Torque unit produced for non-FTV sale. All warrants granted to CXO pursuant to this provision of this Agreement shall be warrants to purchase stock at One Cent ($.01) per share. All such warrants shall be fully and immediately vested.

(c) Notwithstanding subparagraphs 3(a) and (b), no fee shall be owed or paid by Client to CXO as the result of the redemption of Client's ownership of Ice Surface Development, Inc. shares if such redemption occurs or an agreement for such redemption is executed prior to January 1, 2005.

(d) Client shall reimburse CXO monthly, in cash or stock equivalent thereof, within ten (10) days after the date of CXO's invoice, for all reasonable and appropriate out-of-pocket expenses (including the fees of consultants retained in accordance with the provisions of paragraph 2) incurred by it in connection with its rendering of any services hereunder; provided, however, that CXO shall not incur expenses exceeding $1,500 per expense without the prior written consent of Client, which consent shall not be unreasonably withheld.

(e) Except as specifically provided in this Agreement, throughout the term of this Agreement, and except as provided in subsection 3(b)(iv), above, Client shall maintain a sufficient number of authorized but unissued shares in its Business Consulting Stock Plan to satisfy its maximum obligations under this Agreement. Sufficient shares shall be registered on a current Form S-8 of the Client or on an additional Form S-8 filed by the Client prior to the expiration of this Agreement such that all shares issued to CXO pursuant to warrants granted under this Agreement will be registered when issued, and Client shall maintain compliance with the prospectus delivery and other requirements applicable to the resale of such shares by CXO. All of such shares shall be fully-paid and non-assessable.

(f) The "Stock Equivalent" to a cash payment shall mean the number of dollars in question divided by the closing bid price of the common stock on the date on which the applicable payment is required to be made (or, if such day is not a trading day, then on the next trading day).

(g) The number of shares issuable to CXO pursuant to warrants issued under this Agreement shall be appropriately adjusted to reflect any stock dividend, stock split, combination of shares or other capital transaction between the date of this Agreement and the issuance to CXO of such shares. In the event of a Commercializing Event involving the transfer of all of Client's business, whether by merger, transfer of shares or Assets or otherwise, then all of the shares which are or could be issuable to CXO pursuant to this Agreement including, without limitation, all fees set forth in this section 3 shall be payable in full as though each individual criterion necessary to determine eligibility for the fee had been met and as though the shares had been issued or the warrants converted as the case may be immediately prior to the closing of the Commercializing Event. In addition, in the event of a Commercializing Event involving the transfer of all of the Client's Assets, the highest of (a) the price paid by any third party for shares of the Client, (b) the Total Consideration divided by the fully diluted number of common shares of the Client then outstanding or (c) the highest closing bid price for a share of common stock of the Client during the relevant computation period shall be the "Highest Price" for purposes of the fee set forth in paragraph 3(b)(iv) above. All shares issued to CXO pursuant to this Agreement shall have rights as least as great as the rights held by any other owner of common stock whether those rights are integral to the stock or provided by contract.

4. Confidentiality. The parties specifically reaffirm their Confidentiality Agreement dated January 26, 2004.

5. Indemnity. Client agrees to indemnify CXO and its partners, employees and agents (the "Indemnified Parties") from any liability, claim suit, action, damage, loss or expense, including reasonable attorney's fees, of any nature whatsoever, whether asserted or alleged, actual, contingent or otherwise, that may be claimed to be directly or indirectly arising out of or in connection with this Agreement or the services of CXO hereunder, or any statutes, laws, acts, rules, rulings, ordinances, regulations or orders relating thereto, except to the extent solely attributable to the willful and intentional misconduct of CXO; and Client releases CXO and all aforesaid parties from any such liability, claim, damage, suit, action, loss or expense except to the extent solely attributable to the intentional misconduct of CXO. By their individual signatures on this Agreement James A. Gleasman and Keith E. Gleasman agree to indemnify CXO and its partners, employees and agents pursuant to this Section 5 jointly and severally as co-indemnitors with the Client. The Indemnified Parties shall have no obligation to determine the relative obligations of the Client, James A. Gleasman and Keith E. Gleasman (the "Indemnitors") to indemnify them but may bring an action or institute any proceeding to seek indemnity against any or all of the Indemnitors as they may choose in their sole discretion.

6. Governing Law. This Agreement shall be interpreted under and governed by the laws of the State of New York without giving effect to conflicts of laws principles. Venue for any action brought pursuant to this Agreement shall be set in Monroe County, New York.

7. Acknowledgement and Absence of Representation. Client acknowledges that CXO has no specific or related experience in transactions that comprise the subject matter of this Agreement for reasons, among others, that relate to its unfamiliarity with the sale of intellectual properties . Based on this, as well as the expected difficulties and challenges that may be expected to be encountered from the prospective buyer universe that may be presumed to have interest in the Assets, and on general principles, CXO makes no representations, expressed or implied, that it will affect a sale as a result of the services furnished under this Agreement. The duties of CXO shall not include legal services or the delivery of any valuations or fairness or other opinions which shall be procured by Client, if appropriate in the opinion of its counselor otherwise, at its own expense. Client shall furnish to CXO such information as CXO believes necessary or appropriate to performance of its services hereunder, including complete and accurate current and historical information and Client shall promptly inform CXO of any changes which may materially affect its business or CXO's services under this Agreement.

8. Publicity and Press Releases. If and when the FTV business plan is consummated, CXO may, at its option and expense, with the prior reasonable approval of the Client, claim appropriate credit for its services, including placing an announcement in such newspapers and periodicals as it may select stating that CXO has acted as the exclusive consultant to the Client in connection with the FTV business plan. No press releases or public announcements may be issued by Client or its advisors, representatives, employees or agents that names or references CXO without the prior reasonable approval of the content thereof by CXO.

9. Arbitration. Any controversy, dispute, or claim between the parties relating to this Agreement shall be resolved by binding arbitration in Monroe County, New York in accordance with the rules of the American Arbitration Association. The parties agree that in the event any controversy, dispute or claim between the parties relating to this Agreement, is resolved by binding arbitration, the prevailing party, as determined by the arbitrator's award shall be entitled to reimbursement of all expenses including reasonable attorney's fees; provided that in no event shall the arbitrator have the authority to aware punitive damages.

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

Please indicate your acceptance of this Agreement by executing and returning the enclosed copy of this letter. If this Agreement is not executed and returned within five (5) days of the date hereof, or if any changes in content are made, it is subject to approval, in writing, of CXO.

Very truly yours,

CXO on the GO, L.L.C.

By: /s/ Philip A. Fain

Philip A. Fain

Managing Partner

Accepted and Agreed to this 7th day of July, 2004.

TORVEC, INC.

By: /s/Keith E. Gleasman

Keith E. Gleasman

President

In their individual capacities as guarantors of the obligations of Client hereunder, but only to the extent of their proportional equity interests in Client:

By: /s/Keith E. Gleasman By: /s/James A. Gleasman

Keith E. Gleasman James A. Gleasman

Exhibit 10.27

LEASE AGREEMENT

Between

TORVEC, INC.

And

POWDER MILL LAND COMPANY, LLC

LEASE

THIS AGREEMENT OF LEASE ("Lease") made this ______ day of July, 2004 by and between POWDER MILL LAND COMPANY, LLC (hereinafter called "Lessor"), and TORVEC, INC. (hereinafter called "Tenant"). The parties hereto for themselves, their successors and assigns, do agree as follows:

TERM AND RENTAL

1. Lessor hereby leases to the Tenant and Tenant hereby rents from the Lessor, those certain premises situated in the building known as Building No. 3 of Powder Mill Office Park (the "Office Park") located at 1169 Pittsford-Victor Road, Pittsford, New York (the "Building"), consisting of 1,737 rentable square feet and designated as Suite # 125, as shown on the floor plan attached hereto as Exhibit "A" and made a part hereof ("Demised Premises"), for a term of three (3) years, subject to the provisions of Paragraph 50 of this Lease, beginning on the 1st day of July, 2004 and expiring on June 30, 2007 (the "Term"), at the rental schedule as follows:
Schedule	Yearly Amount	Monthly
7/1/04 to 6/30/07	$25,968.15	$2,164.01

which Tenant agrees to pay in equal monthly installments, paid in advance on the first day of each month during the Term; prorated for any partial month; provided, however, that the first payment of rent shall be made on July 16, 2004 (the "Rent Commencement Date"). Rent for the month of July 2004 shall be prorated from the Rent Commencement Date.

It is hereby mutually agreed that, notwithstanding anything herein to the contrary, the Demised Premises are leased for a rental of $77,485.60 for the entire Term, and that the provisions herein contained for the payment of rent in installments are for the convenience of Tenant only, and that, upon default in payment of the rent in installments as herein allowed, then the whole of the rent hereby reserved for the whole of the Term and then remaining unpaid shall at once become due and payable, without any notice or demand, subject to the terms and conditions of this Lease.

A late charge of 6% will be due for any rental payment received after the 10th of the month. All payments shall be mailed or delivered to Powder Mill Land Company, LLC c/o Ryco Management, 1175 Pittsford-Victor Road, Suite 210, Pittsford, NY 14534 or to such other address as Lessor shall designate to Tenant in writing. All other invoices payable by Tenant hereunder are subject to 1 1/2% interest charge if payment is not received within 30 days of the Lessor's invoice.

POSSESSION AND OCCUPANCY

2. If the Lessor shall be unable to give possession of the Demised Premises on the date of the commencement of the term hereof due to the fact that the Demised Premises have not been sufficiently completed, as to be ready for occupancy, or for any other reason, Lessor shall not be subject to any liability for failure to give possession on said date. Under such circumstances the rent reserved and covenanted to be paid herein shall not commence until possession of the Demised Premises is given or the premises are available for occupancy by the Tenant, and no such failure to give possession on the date of commencement of the term shall in any way effect the validity of this Lease or the obligations of the Tenant hereunder, nor shall the same in any way extend the Term. Tenant shall have free use of the Building # 3 common conference room during normal business hours (8am-5pm) Monday - Friday. (except holidays) Scheduling is through the Ryco Management Office on a first come first serve basis.

Lessor shall at Tenant's request provide a cased opening within an interior demising wall of the Demised Premises. Subject to the performance by Landlord of such demising work if requested by Tenant, Tenant shall take the Demised Premises in its "as is" configuration and condition. Lessor shall deliver the Demised Premises in good condition and working order. The Demised Premises shall also include the right to use in common with other occupants of the Building, the hallways, stairways, entranceways and lobbies of the Building, the parking areas, driveways and walkways serving the Building, and other areas designated by Landlord from time to time as common areas.

SERVICES

3. (a) Throughout the Term, Landlord agrees to provide heat, ventilation and air conditioning (subject to the hours restrictions stated in subparagraph (e) below); electrical and natural gas service; water and sanitary sewer services; and lighting systems in amounts sufficient for Tenant's comfortable use and occupancy of the Demised Premises. Landlord shall also provide trash and refuse removal services for the Demised Premises and snow removal services for the parking areas, driveways and sidewalks serving the Building.

(b) The Lessor, at the Tenant's option, shall provide janitorial services (the specifications for which are attached hereto as Exhibit "B" and made a part hereof) on a five day schedule. Current charges for janitorial services are ninety-six cents ($.96) per rentable square foot per year. These charges are subject to change. If Tenant chooses to provide janitorial services through Tenant's service provider, Tenant shall contribute annually to the common area cleaning and maintenance at a cost of forty-five cents ($.45) per rentable square foot of the Demised Premises, payable in monthly installments per Lessor's invoice. Tenant shall have the responsibility of taking good care of the Demised Premises and keeping the Demised Premises clean. If Tenant chooses another janitorial service, the Lessor will require a Certificate of Insurance for general liability coverage from the janitorial service provider with a minimum of $1,000,000 per occurrence and Worker's Compensation coverage. In addition, the Lessor and Ryco Management, Inc. ("Managing Agent") will be named as additional insureds on the General Liability Policy. Tenant shall further be responsible for any damage to the Building or the Demised Premises which may be caused by such outside janitorial services contracted by Tenant.

(c) The Demised Premises are equipped with a security/fire detection system. The Building and lobby area has three (3) smoke heads (one visible; two above plenum) and an audible siren. The fire system shall be enabled 24 hours per day, 7 days per week, 365 days per year. The security system controlled by an electronic time clock is enabled from approximately 7:00 p.m. - 5:00 a.m. Magnetic door locks automatically lock the entrance doors to the Building from 6:00 p.m. - 6:00 a.m. The security system shall be enabled 24 hours per day, 7 days per week, 365 days per year.

(d) Replacement of fluorescent tubes in Demised Premises are performed on a request basis only. Charges are $3.80 per bulb, these charges will appear on Tenant's monthly invoice.

(e) HVAC hours of operation are Monday-Friday 8:00 a.m. - 6:00 p.m. excluding holidays. Any additional hours of heating or air conditioning Tenant may request through the Managing Agent, will be charged at a flat rate of $15.00 per hour and billed with the monthly rental invoice.

USE OF PREMISES

4. Tenant shall occupy the Demised Premises for general office purposes and for any other lawful business purpose. Throughout the Term, Tenant shall have the right of access to the Building and the Demised Premises 24 hours per day, 7 days per week and 365 days per year. Tenant shall be responsible, at Tenant's sole cost and expense and with Lessor's prior consent, which consent shall not be unreasonably withheld, conditional or delayed, for installing those locks, security systems or similar devices as Tenant deems necessary to secure the Demised Premises. Tenant shall furnish Lessor with a key or access code to provide Lessee with access to the Demised Premises.

INSURANCE AND WAIVER OF SUBROGATION

5. Tenant agrees to pay the premium for Tenant's public liability insurance upon the Demised Premises for the Term with limits of at least $500,000 for injury to one person, $1,000,000 for injury arising out of one accident, and $25,000 for damage to property. The policy of such insurance shall name the Lessor as additional insured and Tenant shall furnish the Lessor with annual certificates of such insurance. Landlord shall maintain throughout the Term, at Landlord's sole cost and expense, insurance covering the Building in amount equal to one hundred percent (100%) of the replacement cost thereof, against the perils of fire, extended coverage, vandalism and malicious mischief and sprinkler leakage.

Tenant and Lessor release each other and waive any right of recovery against each other for loss or damage to the waiving party or its respective property, which occurs in or about the Demised Premises, whether due to negligence of either party, its agents, employees, officers, contractors, licensees, invitees or otherwise, to the extent that such loss or damage is insured against under the terms of standard fire and extended coverage insurance policies. Tenant and Lessor agree that all policies of insurance obtained by either of them in connection with the Demised Premises shall contain appropriate waiver of subrogation clauses. The Lessor and Tenant and all parties claiming under them hereby mutually release and discharge each other from all claims and liabilities arising from or covered by insurance in connection with property on or activities conducted on the premises regardless of the cause of the damage or loss.

ALTERATIONS; REPAIRS

6. Tenant shall make no alterations, installations, additions, or improvements (except for minor alterations, installations, additions or improvements costing in each instance less than $1,000.00) in or to the Demised Premises without Lessor's prior written consent, which consent shall not be unreasonably withheld. Further, Tenant shall engage only contractors or mechanics approved by Lessor for any such alterations, installations, additions, improvements and the same shall be done at Tenant's sole expense, and shall become the property of the Lessor, unless otherwise provided in writing, and shall remain upon, and be surrendered with Demised Premises at the end of the Term. Furthermore, Tenant shall have the right to install or place within Demised Premises, without the prior consent of Landlord, such fixtures, equipment, furniture and personal property as Tenant deems desirable for the operation of Tenant's business, and provided Tenant is not then in default under the terms of this Lease, Tenant shall have the right to remove such fixtures, equipment, furniture and personal property from the Demised Premises at the end of the Term or earlier expiration of this Lease. Lessor shall, at Lessor's sole cost and expense, maintain and repair the structural components of the Demised Premises and the Building and the building systems of the Building, including but not limited to, the foundation, roof, exterior walls (including windows), HVAC, plumbing, electrical and telecommunications systems. Tenant is responsible for all minor interior repairs to the Demised Premises made necessary by some act of Tenant.

DAMAGE TO PREMISES

7. Tenant shall take good care of the Demised Premises and Tenant shall not move any heavy safe, heavy machine, heavy equipment, freight or bulky matter into or out of the Building without Lessor's prior written consent, which consent shall not be unreasonably withheld. All damage or injury to the Demised Premises and to the fixtures, appurtenances and equipment located therein or to the Building caused by Tenant moving property in or out of the Building with or without consent of the Lessor or any damage or injury to the Demised Premises caused by the Tenant's installation or removal of fixtures or other properties, or resulting from fire, explosion, short circuits, flow or removal of water, steam, gas or illuminating odors or by frost or by bursting or leaking of pipes or of plumbing works or gas or from any other cause whatsoever due to carelessness, neglect, or improper conduct or other causes of the Tenant, its servants, employees, agents, visitors or licensees, shall be repaired, restored or replaced promptly by Tenant at his sole cost and expense to the satisfaction of the Lessor. If Tenant fails to make such repairs, restoration or replacements, same may be made by Lessor at the expense of Tenant and collectible as additional rent and shall be paid by Tenant within five (5) days after rendition of a bill or statement thereof. Lessor expressly reserves the right to prescribe the weight and position of all safes which must be placed so as to distribute the weight.

LESSOR'S RIGHT OF SELF HELP

8. Tenant agrees that in the event that Tenant fails to keep the Demised Premises in a reasonable state of repair, or in the event that it fails to keep and perform any of the other terms and conditions of this Lease on Tenant's part to be performed, and such default shall continue for a period of ten (10) days after written notice by Lessor to Tenant, or in the case of default which cannot with due diligence be cured within a ten (10) day period, if Tenant fails to proceed promptly after the service of such notice and with all due diligence to cure the same and thereafter to prosecute the curing of such default with all due diligence (it being intended that in connection with a default not susceptible of being cured with due diligence within ten (10) days, the time of the Tenant within which to cure the same shall be extended for such period as may be necessary to complete the same with all due diligence), Lessor shall have the right, in addition to any other remedies at law or in equity, to elect to perform such term, covenant, condition or agreement for Tenant by giving ten (10) days written notice of its intention to do so to Tenant after the expiration of said ten day period (or such period as so extended). In the event that Lessor shall so elect to perform Tenant's obligations hereunder as authorized in the preceding sentence, any reasonable expenditure by reason of such performance shall be payable by Tenant on demand with interest thereon at the rate of ten percent (10%) per annum from the date of such expenditure, as additional rent.

CURTAILMENT OF SERVICE

9. Except as hereinafter expressly provided, there shall be no allowance to Tenant for a diminution of rental value, nor shall the obligation of the Tenant to perform covenants herein provided to be performed by Tenant be affected, impaired or excused, nor shall any liability on the part of the Lessor arise by:

(a) By reason of inconvenience, annoyance or injury to business arising from Lessor curtailing service which Lessor has covenanted to provide, and it hereby reserves the right to curtail, when in Lessor's judgment it is necessary to so curtail service, or when it is prevented from performance by Tenant's negligence, strikes, accidents or by any cause beyond Lessor's control, or by law, order or regulations of any Federal, State or Municipal authority, or

(b) From Lessor, Tenant or others making or failing to make any repairs, alterations, additions or improvements to Demised Premises, or

(c) From the negligent act or failure to act on the part of any other tenant of the Building.

Notwithstanding the foregoing, if the Demised Premises are rendered untenantable as a result of the failure by Lessor to provide any of the services Lessor has covenanted to provide hereunder, Tenant's obligation to pay rent shall be abated during the period of time in which the Demised Premises remains untenantable to the extent that (a) such failure is a result of the gross negligence or intentional wrongdoing of Lessor or Lessor's agents, representatives, employees or contractors; or (b) Lessor fails to use Lessor's best efforts to cause such services to be restored to the Demised Premises as soon as possible after any such interruptions.

TAXES, ASSESSMENTS, OPERATING AND UTILITY CHARGES - ADDITIONAL RENT

10. (a) Real Estate Taxes - Tenant shall during the Term pay to Lessor, as additional rent, Tenant's pro rata share of the amount by which the annual real estate taxes (with the exception of the Pure Waters and Sewer charges which are part of the Town/County tax invoice) that are levied or assessed against the Building in each calendar year beginning with the first calendar year after the "Base Tax Year" (as hereinafter defined) exceeds the real estate taxes levied as assessed for the Base Year ("Tenant's Pro Rata Share of Real Estate Taxes"). For purposes hereof "Base Year" means the calendar year in which Tenant's occupancy under this Lease commences. For the purposes of this subparagraph (a) "Tenant's Pro Rata Share of Real Estate Taxes" shall be the percentage obtained by dividing the rentable square footage of the Demised Premises by the rentable square footage within the Building. As of the date of this Lease, Lessor and Tenant agree that Tenant's Pro Rata Share of Real Estate Taxes is 7.90%. The Pure Waters and Sewer charges are billed as a direct pass through to the Tenant and Tenant shall pay Tenant's pro rata share of Pure Waters and Sewer Charges as shown on Lessor's invoice in the same percentage as Tenant's Pro Rata Share of Real Estate Taxes. In the event the real estate tax assessment is lowered, the base taxes shall concurrently be lowered. In the event the Lessor challenges the tax assessment of the Office Park and such challenge results in the reduction of the tax assessment, Tenant shall pay Tenant's proportionate share of the reasonable costs of such challenge, including but not limited to reasonable attorney's fees. Lessor and Tenant agree that Tenant's proportionate share of such costs shall be the same percentage as "Tenant's Pro Rata Share of Operating Costs" (as hereinafter defined).

(b) Operating Costs - Tenant shall during the Term pay to Lessor, as additional rent, Tenant's pro rata share of the amount by which "Operating Costs" (as hereinafter defined) in each calendar year beginning with the first calendar year exceed the Operating Costs in the Base Year ("Tenant's Pro Rata Share of Operating Costs"). As used herein "Operating Costs" shall mean all maintenance and repair costs actually incurred by Lessor in connection with the operation of the Building; including but not limited to non-structural repairs to the Building, common area maintenance and repairs and insurance covering the Building; but specifically excluding costs of capital expenditures, replacement and repair of the structural components of the Building, interest or amortization of mortgages, leasing costs or brokerage commissions, marketing and advertising costs, costs of improving other tenant's space and the cost of repairs to the Building caused by the acts of Landlord, Landlord's employees, agents or contractors. Credits, if applicable, will be passed on to Tenant. For purposes of this subparagraph (b), "Tenant's Pro Rata Share of Operating Costs" shall be the percentage obtained by dividing the rentable square footage of the Demised Premises by the rentable square footage of the Office Park. As of the date of this Lease, Lessor and Tenant agree that Tenant's Proportionate Share of Operating Costs is 1.39%.

(c) Utilities - Lessor and Tenant each acknowledge that the rent specified in paragraph 1, page 1, does not provide for changes in the cost of providing gas and/or oil and electricity (utility) to the Demised Premises or the Buildings. Therefore, the rental payable shall be adjusted in the amount by which the cost of providing utilities to the Building during "first full year of occupancy" (as hereinafter defined) and each subsequent full year thereafter shall exceed the cost of providing utilities to the Building during the Base Year. Tenant shall pay Lessor the Tenant's pro rata share of the increase in the utility expense over the Base Year ("Tenant's Pro Rata Share of Utility Expenses"). As used in this subparagraph (c) the phrase "first full year of occupancy" means the period July 1, 2005 through June 30, 2006. Lessor and Tenant agree that Tenant's Pro Rata Share of Utility Expenses shall be the same percentage as Tenant's Pro Rata Share of Real Estate Taxes. Meter readings used for the calculation of the utility invoices will be made by Powder Mill Land Company, LLC or its agent, Ryco Management, Inc. The calculation of the utility invoices will be computed using the Rochester Gas & Electric rate schedule #8 (bulk power rate). Tenant's quarterly utility invoices will include: 1) an administrative charge to cover meter reading, billing, and maintenance and repair, and 2) a sum to be used as an equipment replacement fund. In no event will the resulting utility invoice to the Tenant exceed that sum which would have been charged under Rochester Gas & Electric rate schedule #8.

(d) Landlord's Invoices - Landlord shall from time to time, but not more than quarterly, invoice Tenant for Tenant's Pro Rata Share of the costs described in this Paragraph 10, which invoices shall be accompanied by reasonable evidence (including tax bills, utility bills and invoices) substantiating the amounts billed on Lessor's invoice, together with the calculation used by Lessor to determine Tenant's Pro Rata Share thereof. Tenant shall pay such invoices within thirty (30) days after the date of Landlord's invoice. Any payment made by Tenant shall be made without prejudice to any right of Tenant to dispute within 45 days after the delivery of Lessor's invoice, or of Lessor to correct, any item as billed pursuant to the provisions hereof so long as Tenant continues to pay the amount as so estimated and billed. Lessor covenants and agrees to provide Tenant with final statements and such reasonable supporting documentation as Tenant may reasonably request.

(e) Tenant's Right to Audit - Lessor shall maintain books and records (including all original invoices) relating to all items of additional rent charged to Tenant during the Term, and shall maintain copies thereof for one (1) year following each calendar year of the Term and for one (1) year after the expiration or earlier termination of this Lease. Tenant, at Tenant's sole cost and expense, shall have the right, not more frequently than once every calendar year and upon fifteen (15) days prior written notice to Landlord, to examine, or to have an independent Certified Public Accountant retained by Tenant, examine Landlord's books and records relating to additional rent charged to Tenant for all or any portion of the Term. Such examination shall be conducted at Landlord's offices during normal business hours only and at a time reasonably agreed upon by Landlord and Tenant.

TENANT'S OBLIGATION

11. Tenant at its sole cost and expense shall comply with all laws, orders and regulations of Federal, State, County and Municipal authorities, and with any direction of any public officer or officers, pursuant to law, which shall impose any violation, order or duty upon Tenant with respect to the Demised Premises, or the use or occupation thereof, and Tenant shall comply with all rules, regulations and requirements of the Fire Department, Board of Fire Underwriters or Rating Organization or any other similar bodies and shall use and occupy the Demised Premises in such a manner as not to increase the rate of fire insurance thereof. Tenant shall not do or permit to be done any act or thing upon said premises which will invalidate or be in conflict with insurance policies covering the Demised Premises, nor shall Tenant do or permit to be done any act or thing upon Demised Premises which shall subject Lessor to any liability or responsibility for injury to any person or persons or to property by reason of any business or operation being carried on upon said premises. In the event the fire insurance rate shall increase during the Term by reason of failure of Tenant to comply with the provisions of this Paragraph, Tenant shall reimburse Lessor as additional rent hereunder for any such increase or subsequent increases fire insurance premiums thereafter paid by Lessor and shall make reimbursement to the Lessor upon the first day of the month following such increase in fire insurance rates.

SUBORDINATION & ESTOPPEL

12. (a) This Lease is, and shall be, subject to and subordinate to any and all building loans and mortgages covering the fee of the Demised Premises now existing or hereafter made by Lessor and to all advances made or to be made thereon and to all renewals, modifications, consolidations, replacements or extensions thereof and the lien of any such mortgage or mortgages shall be superior to all rights hereby or hereunder vested in the Tenant to the extent of the principal sums secured thereby and interest thereon and Tenant agrees to execute any instrument required by any lending institution to effectuate such waiver of priority and subordination of Tenant's lien. As a condition to Tenant's agreement to subordinate provided herein (and to attorn, as provided in Paragraph 39 of this Lease, Lessor shall make Lessor's best efforts to obtain from any present or future mortgagee an agreement of non-disturbance, in recordable form, under which Tenant's rights under this Lease shall not be terminated, interrupted or modified in any respect whatsoever, and Tenant's right of possession of the Demised Premises will be fully recognized and protected; provided Tenant shall not be in default hereunder.

(b) Within fifteen (15) days after written request and notice as provided in this Lease, the parties mutually covenant and agree to execute estoppel certificates (in appropriate form) which form may provide for a written explanation of any alleged conditions of default and/or deficiencies. The parties shall not unreasonably refuse to execute said estoppel certificates.

LESSOR'S LIABILITY

13. Neither Lessor nor Lessor's agents shall be liable for any damage to property of Tenant, or of others, entrusted to employees of the building, nor for the loss or damage to any property of Tenant by theft or otherwise, unless caused by or due to negligence of Lessor, Lessor's agents, servants or employees. Lessor nor Lessor's agents shall not be liable for any injury or damage to persons or property resulting from fire, explosion, falling plaster, steam, gas, electricity, water, rain or snow or leaks from any part of said the Building or from the pipes, ducts, appliances or plumbing works or from the roof, street or sub-surface or from any other place or by dampness or by any other cause of whatsoever nature, unless caused by or due to the negligence of Lessor, its agents, servants, or employees nor shall Lessor or its agents be liable for any such damage caused by other tenants or persons in the Building or caused by operations in construction of any private, public or quasi public works; nor shall Lessor be liable for any latent defect in the Demised Premises or in the Building. Tenant shall reimburse and compensate Lessor as additional rent within ten (10) days after rendition of a statement for all expenditures made by or damages or fines sustained or incurred by Lessor due to non-performance or non-compliance with or breach or failure to observe any term, covenant or condition of this Lease upon Tenant's part to be kept, observed, performed or complied with. Tenant shall give immediate notice to Lessor in case of fire or accidents in the Demised Premises or in the building or of defects therein or in any fixtures or equipment.

MECHANIC'S LIENS

14. Lessor shall not be liable for any labor or materials furnished or to be furnished to Tenant upon credit, and no lien for any such labor or materials shall attach to or affect the reversionary or other estate or interest of Lessor in and to the Premises, or any part thereof, or any of the appurtenances. Whenever and as often as any materialmen's, mechanic's, contractor's or other lien is filed against the Demised Premises or any part thereof, for labor or materials furnished or to be furnished to Tenant, Tenant shall promptly take such action by bonding, deposit or payment as will discharge or satisfy such lien. If Tenant fails to take such action within thirty (30) days after receipt of written notice from Lessor demanding such action, then, in addition to any other right or remedy of Lessor, Lessor may, but shall not be obligated to, discharge the same either by payment of the amount claimed or by procuring the discharge of such lien by deposit in court or bonding or in such other manner as may be prescribed by law. Any amount paid by Lessor to discharge any such lien, including all necessary disbursements, expenses and reasonable legal fees, with interest thereon at the rate of ten percent (10%) per annum from the date of any payment, shall be repaid by Tenant to Lessor on demand, and, if unpaid may be treated as additional rent.

DESTRUCTION OF PREMISES

15. If the Demised Premises shall be partially damaged by fire or other causes without the fault or neglect of Tenant, Tenant's servants, employees, agents, visitors or licensees, the damages shall be repaired by and at the expense of Lessor and the rent until such repairs shall be made, shall be abated and apportioned from the date of such according to the part of the Demised Premises which is usable by Tenant. In the event that such partial damage is due to the fault of the Tenant, Tenant's servants, employees, agents, visitors, or licensees, the damages shall be repaired by Tenant at its sole cost and expense and there shall be no apportionment or abatement of rent. Lessors may, in such event, make repairs at the sole cost and expense of the Tenant if in its judgment it is more practical and expeditious to do so, but without prejudice to the rights of subrogation of Lessor's insurer. No penalty shall accrue for delay which may arise through adjustment of insurance and for delay on account of any cause beyond Lessor's control. If more than one-third (1/3) of the floor space of the Demised Premises is totally damaged or rendered wholly untenantable by fire or any other cause, and remains unrepaired for a period in excess of one hundred twenty (120) days after such damage occurs, rent shall abate and be apportioned from the date of such damage and Tenant, at its option, may give notice to the Lessor canceling this Lease, said notice to be given in writing, and thereupon the term of this Lease shall expire upon the third day after such notice is given without further liability on the part of Tenant hereunder, and Tenant shall vacate the Demised Premises and surrender the same to Lessor. If the Demised Premises are totally damaged or rendered wholly untenantable by fire or any other cause, or if Lessor shall decide not to restore the same, or if the Demised Premises shall be so damaged that Lessor shall decide to demolish them or to rebuild them Lessor may within ninety (90) days after such fire or other cause, give Tenant notice in writing of such decision, and thereupon the term of this Lease shall expire by lapse of time upon the third day after such notice is given, and Tenant shall vacate the Demised Premises and surrender the same to Lessor. Upon termination of this Lease, under the conditions herein provided, Tenant's liability for rent shall cease and be adjusted as of the day following the casualty. Tenant hereby expressly waives the provisions of Section 227 of the Real Property Law and agrees that the foregoing provisions shall govern and control in lieu thereof.

CONDEMNATION

16. If the whole of the Demised Premises shall be acquired or condemned by eminent domain for any public or quasi public use, or any substantial part thereof or of the Building so acquired or condemned causing the Demised Premises untenantable in Lessor's reasonable judgment, then in that event, the Term shall cease and terminate from the date of title vesting in such proceeding or the termination of the right to possession, whichever is earlier, rent shall abate from such date, and Tenant shall have no claim against Lessor for the value of any unexpired term of this Lease, nor a claim to any part of an award in such proceeding, and rent shall be adjusted to the date of such termination. Nothing herein contained shall be deemed to affect or be in derogation of any right or rights of the Tenant against the condemning authority to claim or recover damages for the taking of its fixtures and equipment or for moving expenses resulting from such condemnation or acquisition.

ASSIGNMENT AND SUBLETTING

17. Tenant expressly covenants that it shall not assign, mortgage or encumber this Lease, nor underlet the Demised Premises, nor suffer or permit the Demised Premises or any part thereof to be used by others, without the prior written consent of the Lessor, which consent shall not be unreasonably withheld. Notwithstanding the foregoing, Tenant may assign this Lease or sublet all or any part of the Demised Premises, without the prior consent of Lessor, to any direct or indirect subsidiary of Tenant, or to any entity which is controlled by or is under common control with Tenant ("Tenant's Affiliate"); provided Tenant's Affiliate shall provide Lessor with reasonable evidence of Tenant's Affiliate's ability to perform the obligations of Tenant to be performed under this Lease. The use and occupancy of the Demised Premises by Tenant's Affiliate in accordance with this Lease shall be permitted without the same being deemed an assignment of this Lease or a sublease of the Demised Premises. A sublease or assignment with written consent of Lessor, shall not relieve the Tenant of Liability to pay rent, except the Tenant shall be credited any rent collected by the Lessor from the assignee. The consent by Lessor to an assignment or underletting shall not in any way be construed to relieve Tenant from obtaining the express consent in writing of the Lessor to any further assignment or underletting.

LESSOR'S ACCESS TO PREMISES

18. The Tenant shall permit Lessor to erect, use and maintain pipes and conduits in and through the walls, floors and ceilings of the Demised Premises as long as said pipes and conduits do not interfere with the Tenant's use and enjoyment of the Demised Premises. Lessor or its duly authorized agent shall have the right to enter the Demised Premises at all reasonable times, upon not less than twenty-four (24) hours prior written notice (except in cases of emergency) to make repairs, alterations, improvements or additions as the Lessor may deem necessary or desirable. Lessor or its duly authorized agent shall have the right to enter the Demised Premises at any time during normal business hours, upon no less than twenty-four (24) hours prior written notice, to examine the same and show them to prospective purchasers or lessees.

WARRANTY AND COMPLIANCE

19. Lessor warrants that the Certificate of Occupancy permits the use of the Demised Premises for general office purposes and Tenant covenants that Tenant will not at any time use or occupy the Demised Premises in violation of the Certificate of Occupancy issued for the Building.

TENANT'S INSOLVENCY

20. If at any time prior, or subsequent to the date herein fixed as the commencement of the Term, there shall be filed by or against Tenant or Tenant's assignee, in any court pursuant to statute either of the United States or of any state a petition in bankruptcy or insolvency or for reorganization or for the appointment of a receiver or trustee of all or a portion of Tenant's property, and within sixty (60) days thereof Tenant fails to secure a discharge thereof or if Tenant makes an assignment for the benefit of creditors, or petition for or enter into an arrangement, this Lease shall ipso facto, be canceled and terminated and in which event neither Tenant or any person claiming through or under Tenant or by virtue of any statute or of an order of any court shall be entitled to possession of the Demised Premises.

It is further stipulated and agreed that in the event of the termination of this Lease, Lessor shall forthwith, notwithstanding any other provisions of this Lease to the contrary, be entitled to recover from Tenant as and for liquidated damages an amount equal to the difference between the rent reserved hereunder for the unexpired portion of the Term demised and the then fair and reasonable rent value of the Demised Premises for the same period. If Demises Premises or any part thereof be re-let by the Lessor for the unexpired Term of said Lease, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of rent reserved upon such re-letting shall prima facie be deemed to be the fair and reasonable rental value for the part or the whole of the premises so re-let during the term of the re-letting. Nothing herein contained shall limit or prejudice the right of the Lessor to prove for and obtain as liquidated damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law in effect at the time when, and governing the proceedings in which, such damages are to be proved, whether or not such amount be greater, equal to or less than the amount of the difference referred to above.

TENANT'S DEFAULT

21. (a) If Tenant defaults in fulfilling any of the covenants of this Lease, other than the covenants for the payment of rent or additional rent, or if the Demised Premises become vacant or deserted, or if the Demised Premises are damaged by reason of negligence or carelessness of Tenant, its agents, employees or invitees, then, in any one or more of such events, upon Lessor serving a written ten (10) days' notice upon Tenant specifying the nature of said default and upon the expiration of said ten (10) days, if Tenant shall have failed to comply with or remedy such default, or if the said default or omission complained of shall be of such a nature that the same cannot be completely cured or remedied within said ten (10) day period and if Tenant shall not have diligently commenced curing such default within such ten (10) day period, and shall not thereafter with reasonable diligence and in good faith proceed to remedy or cure such default, then Lessor may serve a written five (5) day notice of cancellation of this Lease upon Tenant, and upon the expiration of said five (5) days, this Lease and the term thereunder shall end and expire as fully and completely as if the date of expiration of such five (5) day period were the day herein definitely fixed for the end and expiration of this Lease and the term thereof and the Tenant shall then quit and surrender the Demised Premises to Lessor but Tenant shall remain liable as hereinafter provided.

(b) If the notice provided for in (a) hereof shall have been given, and the Term shall expire as aforesaid; or (1) if Tenant shall make default in the payment of the rent reserved herein or any item of additional rent herein mentioned or any part of either or in making any other payment herein provided; or (2) if any execution or attachment shall be issued against Tenant or any of Tenant's property whereupon the Demised Premises shall be taken or occupied or attempted to be taken or occupied by someone other than Tenant; or (3) if Tenant shall fail to move into or take possession of the premises within fifteen (15) days after commencement of the Term, of which fact Lessor shall be the sole judge; then and in any of such events Lessor may without notice, re-enter the Demised Premises either by force or otherwise, and dispossess Tenant, and the legal representative of Tenant or other occupant of Demised Premises, by summary proceedings or otherwise, and remove their effects and hold the premises as if this Lease had not been made, and Tenant hereby waives the service of notice of intention to re-enter or to institute legal proceedings to that end. If Tenant shall make default hereunder prior to the date fixed as the commencement of any renewal or extension of this Lease, Lessor may cancel and terminate such renewal or extension agreement by written notice.

LESSOR'S REMEDIES

22. In case of any such default, re-entry, expiration and/or dispossess by summary proceedings or otherwise, (a) the rent shall become due thereupon and be paid up to the time of such re-entry, dispossess and/or expiration, together with such expenses as Lessor may incur for legal expenses, attorney's fees, brokerage fees and/or putting the Demised Premises in good order, or for preparing the same for re-rental; (b) Lessor may re-let the Demised Premises or any part or parts thereof, either in the name of Lessor or otherwise, for a term or terms, which may at Lessor's option be less than or exceed the period which would otherwise have constituted the balance of the term of this Lease and may grant concessions; and/or (c) Tenant or the legal representatives of Tenant shall also pay Lessor as liquidated damages for the failure of Tenant to observe and perform said Tenant's covenants herein contained, any deficiency between the rent hereby reserved and/or covenanted to be paid and the net amount, if any, of the rents collected on account of the Lease or Leases of the Demised Premises for each month of the period which would otherwise have constituted the balance of the term of this Lease. In computing such liquidated damages there shall be added to the said deficiency such expenses as Lessor may incur in connection with reletting, such as legal expenses, attorney's fees, brokerage fees and for keeping the Demised Premises in good order or for preparing the same for reletting. Any such liquidated damages shall be paid in monthly installments by Tenant on the rent day specified in this Lease and any suit brought to collect the amount of the deficiency for any month shall not prejudice in any way the rights of Lessor to collect the deficiency for any subsequent month by a similar proceeding. Lessor at Lessor's option may make such alterations, repairs, replacement and/or decorations in the Demised Premises as Lessor in Lessor's sole judgment considers advisable and necessary for the purpose of reletting the Demised Premises; and the making of such alterations and/or decorations shall not operate or be construed to release Tenant from liability hereunder as aforesaid. The failure or refusal of Lessor to relet the Demised Premises or any part or parts thereof shall not release or affect Tenant's liability for damages hereunder nor shall Lessor in any event be liable in any way whatsoever for failure or refusal to relet the Demised Premises, or in the event that the Demised Premises are relet, for failure to collect the rent thereof under such reletting. In the event of a breach or threatened breach by Tenant of any of the covenants or provisions hereof, Lessor shall have the right of injunction and the right to invoke any remedy allowed at law in equity as if re-entry, summary proceedings and other remedies were not herein provided for. Mention in this Lease of any particular remedy shall not preclude Lessor from any other remedy, in law or in equity.

WAIVER OF REDEMPTION

23. Tenant hereby expressly waives any and all rights of redemption granted by or under any present or future laws in the event of Tenant being evicted or dispossessed for any cause, or in the event of Lessor obtaining possession of Demised Premises, by reason of the violation by Tenant of any of the covenants and conditions of this Lease, or otherwise.

PERFORMANCE OF TENANT'S OBLIGATIONS

24. If Tenant shall default in the observance or performance of any term or covenant on Tenant's part to be observed or performed under or by virtue of any of the terms or provisions in any article of this Lease, Lessor may immediately or at any time thereafter and without notice perform the same for the account of Tenant, and if Lessor makes any expenditures or incurs any obligations for the payment of money in connection therewith including, but not limited to, reasonable attorney's fees in instituting, prosecuting or defending any action or proceeding such reasonable sums paid or obligations incurred with interest and costs shall be deemed to be additional rent hereunder and shall be paid by Tenant to Lessor within ten (10) days of rendition of any bill or statement to Tenant hereunder.

REPRESENTATIONS

25. Neither Lessor nor Lessor's agents have made any representations or promises with respect to the Building or the Demised Premises except as herein expressly set forth.

EXPIRATION OF TERM

26. Upon the expiration or other termination of the Term, Tenant shall quit and surrender to Lessor the Demised Premises, broom clean, in good order and condition, ordinary wear and tear excepted, and Tenant shall remove all of its property. Tenant's obligation to observe or perform this covenant shall survive the expiration or other termination of the Term. Upon Landlord's written request, Tenant shall be responsible for removal of Tenant's phone system and lines, and computer cabling above the plenum to point of origination.

QUIET ENJOYMENT

27. Lessor covenants and agrees with Tenant that upon Tenant paying the rent and additional rent and observing and performing all the terms, covenants and conditions on Tenant's part to be observed and performed, Tenant may peaceably and quietly enjoy the Demised Premises, subject nevertheless, to the terms and conditions of this Lease and to the ground leases, underlying, leases, and mortgages herein above mentioned, without any hindrance by Lessor or by any person or party claiming by, from or through Lessor.

OPTION TO RENEW [INTENTIONALLY DELETED]

WAIVER

29. The failure of Lessor to seek redress for violation of, or to insist upon the strict performance of, any covenant or condition of this Lease, or any of the rules and regulations set forth or hereafter adopted by Lessor with respect to the Building of which Tenant has actual notice (the "Rules and Regulations"), shall not prevent a subsequent act, which would have originally constituted a violation, from having all the force and effect of an original violation. The receipt by Lessor of rent with knowledge of the breach of any covenant of this Lease shall not be deemed a waiver of such breach. The failure of Lessor to enforce any of the Rules and Regulations shall not be deemed a waiver of any such Rule or Regulation. No provision of this Lease shall be deemed to have been waived by Lessor, unless such waiver be in writing signed by Lessor, nor shall any provision of this Lease be deemed to have been waived by Tenant unless such waiver be in writing and signed by Tenant.

WAIVER OF TRIAL BY JURY

30. It is mutually agreed by and between Lessor and Tenant that the respective parties hereto shall and they hereby do waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other or any matters whatsoever arising out of or in any way connected with this Lease and the relationship of Lessor and Tenant.

NOTICES

31. All notices required or agreed to be given hereunder by the Tenant shall be in writing and shall be sent to Powder Mill Land Company, LLC, c/o Ryco Management, 1175 Pittsford-Victor Rd., Suite. 210, Pittsford, New York 14534. All notices given to Tenant shall be in written form and sent to Torvec, Inc., 1169 Pittsford Victor Rd., Suite 125, Pittsford, NY 14534, with a copy to be given to Chamberlain D'Amanda Oppenheimer & Greenfield, LLP, 1600 Crossroads Building, Two State Street, Rochester, New York, attention Richard B. Sullivan, Esq.

TERMINATION BY TENANT

32. In the event of any act or omission by Lessor which would give Tenant the right to terminate this Lease, Tenant shall not exercise any such right (1) until it shall have given written notice of such act or omission to the holder of any mortgage upon the premises of which the Demised Premises is subject, if the name and address of such holder shall previously have been furnished to Tenant; and (2) until a reasonable period of time for remedying such act or omission shall have elapsed following the giving of such notice, during which Lessor and the holder of such mortgage or either of them, their agents or employees, shall be entitled to enter the Demised Premises and do therein whatever may be necessary to remedy such act or omission. During the period between the giving of such notice and the remedying of such act or omission, the rent to be paid by Tenant as provided in this Lease shall be abated and apportioned only to the extent that any part of the Demised Premises shall be untenantable.

REMOVAL OF IMPROVEMENTS

33. With the exception of all permanently installed light fixtures, plumbing fixtures, HVAC fixtures, ceilings, doors or any fixture permanently attached or closed in by walls, ceiling and or floors, paneling and other wall coverings, carpet and wall-to-wall floor coverings, all of which shall become the property of the Lessor, upon the termination of this Lease, for any cause herein provided for, Tenant, if directed by Lessor, agrees to remove any other alterations, additions and improvements to the Demised Premises made by it during the Term, and shall restore the Demised Premises to its condition existing at the beginning of the Term, reasonable wear and tear, taking by eminent domain and damage due to fire or other casualty insured against excepted. If the Tenant shall not so remove within ten (10) days of any termination or expiration of this Lease, all such alterations, additions and improvements shall become and remain the property of the Lessor or Lessor may commence an action to require Tenant to remove the same or to reimburse Lessor for the cost of such removal. If Lessor approves any alterations, additions and improvements to the Demised Premises made during the Term, Tenant, upon termination of this Lease, may leave those alterations, additions and improvements in place. Lessor reserves the right to condition any consent with regard to any alterations, additions or improvements requested by Tenant on Tenant's removal of the same at the conclusion of the term.

LESSOR'S ACCEPTANCE

34. Any waiver or release by Lessor and any cancellation, termination or modification of this Lease or acceptance of surrender of the Demised Premises, must be done in writing, signed by Lessor or its duly authorized agent.

SECURITY DEPOSIT

35. Upon execution of this Lease by both parties, Tenant shall deposit with Lessor the sum of $2,164.00 as security for the faithful performance and observance by Tenant of the terms, provisions and conditions of this Lease. It is agreed that in the event that Tenant defaults in respect of any of the terms, provisions and conditions of this Lease, including, but not limited to, the payment of rent and additional rent, Lessor may use, apply or retain the whole of any part of the security so deposited to the extent required for the payment of any rent and additional rent or any other sum as to which Tenant is in default or for any sum which Lessor may expend or may be required to expend by reason of Tenant's default, including but not limited to any damages or deficiency in the reletting of the Demised Premises. In the event that Tenant shall fully and faithfully comply with all of the terms, provisions, covenants and conditions of this Lease, the security shall be returned to Tenant within five (5) business days after the date fixed as the end of the Lease and after delivery of entire possession of the Demised Premises to the Lessor. In the event of a sale of the Building, Lessor shall transfer the security so deposited to Lessor's vendee for the benefit of Tenant. In such event, Landlord shall obtain and deliver to Tenant an acknowledgement from the vendee of the vendee's receipt of the security.

LEASE BINDING ON SUCCESSORS AND ASSIGNS

36. The covenants, conditions and agreements contained in this Lease shall bind and inure to the benefit of Lessor and Tenant and their respective successors and, except as otherwise provided in this Lease, assigns.

REPAIRS REQUIRED BY GOVERNMENT AUTHORITY

37. In the event Lessor during the Term shall be required by the order or decree of any court or of any governmental authority, to repair, alter, remove, reconstruct or improve any part of the Demised Premises or of the Building, then such repair, alteration, removal, reconstruction or improvement shall be made by and at the expense of the Lessor and shall not in any way affect the obligations or covenants of the Tenant set forth herein, and the Tenant hereby waives all claims for damages or abatement of rent, resulting therefrom, but if such repairs, alterations, reconstruction, removal or improvement are caused by or in any way relate to the use and occupancy of the Tenant, then and in that event the same shall be made by the Lessor at the sole cost and expense of the Tenant and the Tenant shall promptly pay therefor upon being billed by the Lessor.

INDEMNIFICATION

38. Tenant agrees to indemnify and save harmless Lessor against and from any and all claims by or on behalf of any person or persons, firm or firms, corporation or corporations, arising from the conduct or management of and from any work or thing whatsoever done by or on behalf of the Tenant or its agents or employees in or about the Demised Premises or in or about the Building.

ATTORNMENT

39. Subject to the provisions of Paragraph 12 of this Lease, Tenant agrees that, in the event of a sale or assignment or transfer of Lessor's interest in the premises on which the, or if title to the Premises vests in the hands of a mortgagee, or any other party, whether because of a mortgage foreclosure, or otherwise, to attorn to the purchaser or such mortgagee or other party and recognize that party or parties as Lessor hereunder. Tenant shall execute, upon request of Lessor, an Attornment Agreement reasonably required by any mortgagee, purchaser or other such party to be executed, providing any such party recognizes all of Tenant's rights hereunder.

EXCULPATION

40. Lessor (and in case Lessor shall be a joint venture, partnership, tenancy in common, association, or other form of joint ownership) and the members of any such joint venture, partnership, tenancy in common, association or other form of joint ownership, shall have absolutely no personal liability with respect to any provision of this Lease, or any obligation or liability arising therefrom or in connection therewith. Tenant shall look solely to the equity of the Lessor or such successor in interest in the Office Park for the satisfaction of any remedies of Tenant in the event of a breach by the Lessor of any of its obligations. Such exculpation of liability shall be absolute and without any exception whatsoever. In the event Lessor is a corporation, Tenant also agrees to look solely to the equity in the Office Park for the satisfaction of any such remedies of Tenant and Tenant shall have no right to any of the corporation's other assets.

RULES AND REGULATIONS

41. Tenant and Tenant's servants, employees, agents, visitors, and licensees shall observe faithfully, and comply strictly with the Rules and Regulations and such other and further reasonable Rules and Regulations as Lessor or Lessor's agents may from time to time adopt. Notice of any additional rules or regulations shall be given in writing. Lessor shall not be held liable for failure to enforce the Rules and Regulations or terms, covenants or conditions on any other Tenant and Lessor shall not be liable to Tenant for violation of the same by any other tenant, its servants, employees, agents, visitors or licensees.

PLACING OF SIGNS

42. Tenant shall not place or cause or allow to be placed any sign or signs of any kind whatsoever at, in or about the entrance to the Demised Premises or any other part thereof except in or at such place or places as may be indicated and consented to in writing by the Lessor which consent shall not be unreasonably withheld, conditional or delayed. In case the Lessor should deem it necessary to remove or to have removed any such sign or signs in order to paint the exterior of the Demised Premises or make any other repairs, alterations or improvements in or upon Demised Premises or any part thereof, Tenant shall cause such signs to be removed and replaced at Tenant's cost and expense or Lessor shall have the right to remove and replace such signs at Tenant's cost and expense. Landlord shall affix a suite identification sign at the entrance to the Demised Premises and on the Lobby Directory of the Building.

INTEGRATION AND MODIFICATION

43. This Lease contains the entire agreement between the parties and any executory agreement hereafter made shall be ineffective unless in writing and signed by the party against whom enforcement is sought.

MAINTENANCE OF GROUNDS AND COMMON AREAS

44. Lessor covenants and agrees to maintain the grounds adjacent to the Building in good condition and repair, to keep all common entranceways and corridors free of debris and rubbish, and to maintain and repair, and to provide for snow removal of all common entranceways, sidewalks, and parking areas.

ARBITRATION

45. In the event of a dispute with respect to the obligations of Lessor or Tenant under this Lease, , such dispute shall be determined by arbitration as provided in this paragraph. The Lessor and the Tenant shall each appoint a person as arbitrator who shall have had at least ten years of experience in the State of New York in a calling connected with the subject matter of the dispute. Such appointment shall be signified in writing by each party to the other, and the arbitrators so appointed, in the event of their failure to agree upon the matter so submitted, shall appoint a third arbitrator. In the case of the failure of such arbitrators to agree upon a third arbitrator, the same shall be appointed by the American Arbitration Association from its qualified panel of arbitrators, and shall be a person having at least ten years recent experience as to the subject matter in question. If the Lessor or the Tenant shall fail to so appoint an arbitrator for a period of 20 days after written notice from the other party to make such appointment, then the arbitrator appointed by the party not in default hereunder shall appoint a second arbitrator and the two so appointed shall in the event of their failure to agree upon any decision within ten days thereafter, appoint a third arbitrator. The three arbitrators, after being duly sworn to perform their duties with impartiality and fidelity, shall proceed to determine the question submitted. The decision of the arbitrators shall be rendered within 30 days after their appointment, and such decision shall be in writing and in duplicate, one counterpart thereof to be delivered to each of the parties hereto. The award of the arbitrators shall be binding, final, and conclusive on the parties. The fees of the arbitrators and the expenses incident to the proceedings shall be borne equally between the Lessor and the Tenant. The fees of respective counsel engaged by the parties, and the fees of expert witnesses and other witnesses called for by the parties, shall be paid by the respective party engaging such counsel or calling or engaging such witnesses.

SMOKING

46. The Building is a non-smoking building. No smoking is allowed in Demised Premises, common areas, utility, janitorial or mechanical rooms. Receptacles for smoking material are provided at each entrance into the Building. Smoking is not permitted within 50 feet of the Building entrance. Smokers are required to extinguish smoking material in the receptacles provided prior to entering the Building.

HAZARDOUS MATERIALS

47. Tenant covenants that it shall keep or cause the Demised Premises to be kept free and shall not cause or permit the Demised Premises or any part thereof to be used for the storage, treatment, generation, transportation, processing, handling, production or disposal of materials which are hazardous, radioactive or toxic, or which under Federal, state or local law, statutes, ordinances or regulations, or court or administrative order or decree or private agreement, require special handling, collection, storage, treatment or disposal ("Hazardous Materials") and not cause or permit the Premises to be used to generate, manufacture, refine, transport, treat, store, handle, dispose of, produce or process Hazardous Materials, except in compliance with all Federal, state and local laws or regulations. Tenant shall, upon the request of Lessor, conduct and complete all investigations, studies, samplings and tests relative to Hazardous Materials at or affecting the Demised Premises. Tenant shall defend, indemnify and hold harmless Lessor, its employees, agents, officers and directors from and against any claims, demands, penalties, fines, liabilities, settlements, damages, costs or expenses of whatever kind or nature known or unknown, contingent or otherwise, arising out of or in any way relating to Hazardous Materials at or affecting the Demised Premises or the soil, water, vegetation, buildings, personal property, persons, animals or otherwise and any personal injury (including wrongful death) or property damage arising out of or relating to such Hazardous Materials. Eviction from or vacating the Demised Premises, assignment, transfer by operation of law or otherwise, shall not discharge Tenant of its obligations under this Section, and it is expressly intended by the parties hereto, their heirs, executors, administrators, successors and assigns that this Section will survive any such event. In the event that Tenant does not timely perform any of the above obligations, Lessor may perform said obligations at the expense of Tenant and such expense shall be billed to Tenant as Additional Rent and be paid upon receipt of said bill. Tenant agrees to obtain and comply with all "Environmental Permits" required for the lawful operation of the business to be conducted at the Demised Premises. "Environmental" Permits are defined to mean all permits, licenses, approvals, authorizations, consents or registrations required by any applicable Environmental Law in connection with the ownership, use and/or operation of the Demised Premises for the storage, treatment, generation, transportation, processing, handling, production or disposal of Hazardous Substances.

NO BROKER

48. Each party hereto represents and warrants to the other that no broker brought about this Lease or was involved in the negotiation thereof. Each party agrees to indemnify and hold harmless the other from any claim made by any broker. The provisions of this Paragraph 49 shall survive the termination of this Lease.

CANCELLATION OPTION

49. Notwithstanding any provision of this Lease to the contrary, Tenant shall have the option to cancel this Lease at any time following the first anniversary of the commencement date of the Term by giving Landlord no less than sixty (60) days prior written notice of Tenant's intention to cancel, without penalty or termination fee of any kind, and, thereafter, Tenant shall have no further liabilities or obligations hereunder. Notwithstanding the foregoing, Tenant's written notice may not be given prior to June 30, 2005.

COUNTERPARTS

50. This Lease may be executed in two (2) or more counterparts each of which shall be deemed an original, but all of which together shall constitute on and the same instrument.

[REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

IN WITNESS WHEREOF, the parties hereto have set their hands and seals as of the date and year first written above.
	LESSOR:		TENANT:
	POWDER MILL LAND COMPANY, LLC		TORVEC, INC.

By	/s/Mariann Hooper	By:	/s/Philip A. Fain
Mariann Hooper, Managing Agent

Date:	7/16/04	Print:	Philip A. Fain

		Title:	CFO

		Date:	7/16/04

EXHIBIT A

Floor Plan

(See Attached)

EXHIBIT B

Janitorial Specifications
Carpets	- Spot vacuum as needed - Thorough vacuum once per week - Spot clean as needed
Floors (Resilient)	- Sweep and mop daily (1)
Counter Tops/Sinks	- Clean daily
Bathrooms	- Clean & sanitize all fixtures daily (sinks, toilets, mirrors, soap dispenser, paper towel dispenser)
Picture Frames	- Dust weekly
Switches / Door Frames	- Spot clean as required
Waste Containers	- Clean as needed (2) - Emptied daily (3) - Replace liners as needed
Window Ledges/Sills	- Dust weekly
Recycling	- Dispose of collected materials from designated area
Fluorescent Lights	- Replace burned-out lights upon request
Diffusers/Vents/Lights	- Clean quarterly
Blinds	- Dust monthly - Clean quarterly
Walls	- Spot clean as needed
Glass Tables	- Wipe free of stains daily
White Boards	- Clean twice per week
Horizontal Surfaces	- Dust daily (if entire or a significant portion of the surface is clear) (4)

(1) Does not include stripping, sealing or waxing.

(2) May be disinfected at additional charge.

(3) Does not include removal of medical waste.

Medical waste should be disposed of in separate designated container.

(4) Janitors are instructed not to move paperwork on desks or credenzas and not to clean or move equipment on tables or desks. Cleared areas will be dusted.

PLEASE LEAVE A NOTE FOR THE JANITORS:

- FOR ANY LIGHTS THAT ARE OUT WHICH YOU WOULD LIKE REPLACED.

- AN AREA TO BE CLEANED AND DUSTED (PLEASE CLEAR OF ANY   ITEMS/MATERIAL)

There is a charge of $20 per hour for removal of excessive recycling resulting from office clean-outs. Please schedule this work through the Ryco office (248-8822). We will gladly supply a quote prior to removal.

Exhibit 10.28

Lease Agreement

Between:

                           Landlord, and

Torvec, Inc., as Tenant

Witnesseth:

The Landlord hereby leases to the tenant a portion of the premises known as                                        ,
said portion consisting of a 520 sq. ft. automobile bay on the east end of the building and use of a 7,000 lb. lift for a term of six (6) months, commencing on August 1,2004 and terminating on January 31, 2005, to be used and occupied for Tenant's automotive research and development business only, and upon the following terms and conditions:

  Rent

  Tenant shall pay monthly rent of six hundred dollars ($600.00), payable in advance on the first day of each and every month during the term of this agreement and any extensions thereof.

  Repairs

  Tenant shall take good care of the leased premises and shall, at his cost and expense, be responsible for all repairs and maintenance to the leased premises during the term of this agreement and any extensions thereof while delivering up the leased premises in good order and condition at the termination of his tenancy.

  Insurance

  Prior to taking possession of the premises, the Tenant shall provide Landlord with a certificate of insurance with coverage(s) as pursuant to the attached insurance requirement. Tenant also agrees to hold Landlord,         ,         ,         , harmless from any liability or loss caused from his operations and activities at the leased premises.

  Hazardous Waste

Tenant shall be responsible for cleanup, including fines, for any spills of hazardous waste materials, including but not limited to oil, antifreeze, transmission fluid, on the inside or outside of the leased premises. Absolutely no hazardous waste shall be dumped in the waste oil tank.

Tenant furthermore agrees to hold Landlord,         ,         ,         , harmless from any liability or loss caused by any violation of this term of the agreement.

5. Utilities

Tenant agrees to be responsible for 23% of the total utility expenses, including gas and electric, incurred to the leased premises.

6. Renewal

This agreement shall be extended for additional six month term(s) upon the agreement of the parties.

AND IT IS MUTUALLY UNDERSTOOD AND AGREED that the

terms, conditions and covenants contained in this agreement shall be binding upon the parties hereto and upon their respective successors, heirs, executors and administrators.

IN WITNESS WHEREOF, the parties have interchangeably set their hands and seal this 2lst day of July, 2004.

TORVEC, INC.
/s/ Philip A. Fain (Witness)	/s/ Keith Gleasman By: Keith Gleasman, President

(Witness)	By:

Exhibit 10.29

ADVISORY AGREEMENT

This Agreement is made and entered into as of January 30, 2002, between PNB Consulting, LLC (the "Advisor"), whose address is 970 Peachtree Industrial Blvd, Suite 303, Suwanee, GA 30024 and Torvec, Inc., (the "Company"), whose address is 11 Pondview Drive, Pittsford, NY 14534.

In consideration of the mutual promises made herein, the parties hereto agree as follows:

I. EXCLUSIVITY

The Company hereby may engage from time to time the Advisor Services on a non-exclusive basis for the term specified in Section II hereof to render consulting advice to the Company as a financial and capital formation specialist relating to corporate and similar matters upon the terms and conditions set forth herein.

II. TERM

Except as otherwise specified herein, this Agreement shall be effective for two (2) years from the date hereof and is cancelable by either party. During this term, the Advisor will assist the Company in consulting of its financing projects, as well as the additional projects described in Section III below. This Agreement can be cancel at anytime by either party with 30 days written notice.

III. DUTIES, RESPONSIBILITIES, AND PAYMENT OF THE ADVISOR

During the term of this Agreement, the Advisor shall provide the Company with such regular and customary consulting advice as is reasonably Within the scope of the advisory services contemplated by this Agreement. It is understood and acknowledged by the parties that the value of the Advisor's advice is not readily quantifiable, and that the Advisor shall be obligated to render advice upon the request of the Company, in good faith and on a best efforts basis, but shall not be obligated to spend any specific amount of time in so doing. The Advisor's duties may include, but will not necessarily be limited to, providing recommendations to the Company concerning the following matters:

(a) The Advisor will assist the Company in structuring and implementing its capital formation program. The Advisor will (1) identify potential financing structures for the Company and (2) assist the Company in negotiating potential transactions with these sources, as well as those generated by the Company. It is understood that the final acceptance of any financing proposal will be at the sole discretion of the Company, and that the Advisor will have no authority to act on behalf of the Company;

(b) The Advisor will render advice and assistance to the Company generally in connection with capital formation strategies, including potential business combinations.

The payment of services rendered under this contract shall be decided by the Company at the time of engagement of a specific project by the Company. Payment of these services can be given in the form of stock or cash solely at the choice of the Company. Services rendered under this contract shall be determined by the Company and agreed to by Advisor.

IV. CONFIDENTIALITY

The Company recognizes and confirms that, in advising the Company and in fulfilling its engagement hereunder, the Advisor will use and rely on data, material and other information furnished to the Advisor by the Company. The Company acknowledges and agrees that in performing its services under this Agreement, the Advisor may rely upon the data, material and other information supplied by the Company without independently verifying the accuracy and completeness of same. Accordingly, the Company expressly agrees that all data, material and other information furnished to the Advisor by the Company shall not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstance under which they were made, not misleading.

V. INDEPENDENT CONTRACTOR AND TERMINATION

The Advisor shall perform its services hereunder as an independent contractor and not as an employee or agent of the Company or an affiliate thereof. It is understood and agreed to by the parties hereto that the Advisor shall have no authority to act for, represent or bind the Company or any affiliate thereof in any manner, except as may be agreed to expressly by the Company in writing from time to time. Each party shall be solely responsible for the compliance with all state and federal laws pertaining to employment taxes, income withholding at the source, unemployment compensation contributions and other employment related statues regarding their respective employees, agents and servants.

The foregoing notwithstanding, the Advisor may be discharged for cause, and this Agreement thereby canceled and terminated. Discharge for cause is defined as the occurrence of one or more of the following events:

The Advisor discloses confidential information, as described in Section IV above.

The Company is directed by regulatory or governmental authorities to terminate the Agreement the Advisor or the Advisor engages in activities that cause actions to be taken by regulatory or governmental authorities that have a material adverse effect on the Company.

The Advisor or one or more of its Members is convicted of or pleads nolo contenders to any felony (other than a felony resulting from a traffic violation).

The Advisor breaches its duties under this Agreement in any material respect, and that breach is not cured within thirty days of notice thereof from the Company to the Advisor. Such notice will only be required for the first said breach.

The Advisor engages in any malfeasance or misconduct or performs services in a grossly negligent manner, any of which has a material adverse effect on the Company, including such effect on the Company's reputation in the marketplace for equity investments and business development transactions.

The Advisor commits an act of fraud against the Company.

VI. ENTIRE AGREEMENT

This Agreement constitutes the entire Agreement and understanding of the parties hereto, and supersedes any and all previous agreements and understandings, whether oral or written, between the parties with respect to the matters set forth herein.

VII. NOTICES

All notices, requests, demands and other communications required or permitted to be given hereunder shall be in writing and shall be deemed to have been duly given when personally delivered, sent by registered or certified mail, return receipt requested, postage prepaid, or by overnight mail service (e.g. Airborne Express) to the party at the address set forth below or to such other address as either party may hereafter give notice of in accordance with the provisions hereof:

if to the Company, to the address as follows:

James Gleasman

Torvec, Inc

11 Pondview Dr.

Pittsford, NY 14534

with a copy (not constituting notice) to:

Chamberlain D'Amanda

1600 Crossroads Building, Two State St.

Rochester, NY 14614-1397

Attention: Richard Sullivan, Esq.

Telephone: 585-232-3730

Facsimile: 585-232-3882

and, if to the Advisor, to the address as follows:

PNB Consulting, LLC

ATTN: Paul Busino

970 Peachtree Industrial Blvd

Ste 303

Suwanee, GA 30024

VIII. ENTIRE AGREEMENT

This Agreement shall be binding upon and inure to the benefit of each of the parties hereto and their respective successors, legal representatives and assigns.

IX. COUNTERPARTS

This Agreement may be executed in any number of counterparts, each of which together shall constitute on one and the same original documents.

X. AMENDMENT, MODIFICATION OR WAIVER

No provision of this Agreement may be amended, modified or waived, except in a writing signed by all of the parties hereto.

XI. ARBITRATION

Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in the State of Tennessee, in accordance with the rules of the American Arbitration Association there in effect, except that the Parties thereto shall have any right to discovery as would be permitted by the Federal Rules of Civil Procedure and the prevailing Party shall be entitled to reasonable costs and reasonable attorney's fees from arbitration or any other civil action. Judgment upon the award rendered therein may be entered in any court having jurisdiction thereof. Jurisdiction for any legal action is stipulated between the Parties to lie in the State of Tennessee in addition to any other forum in which jurisdiction would be proper.

XII. TRANSFER, SUCCESSORS AND ASSIGNS

The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective successors and assigns of the parties. Nothing in this Agreement, express or implied, is intended to confer upon any party other than the parties hereto or their respective successors and assigns any rights, remedies, obligations, or liabilities under or by reason of this Agreement, except as expressly provided in this Agreement.

XIII. GOVERNING LAW

This Agreement and all acts and transactions pursuant hereto and the rights and obligations of the parties hereto shall be governed, construed and interpreted in accordance with the laws of the State of New York, without giving effect to principles of conflicts of law.

XIV. TITLES AND SUBTITLES

The titles and subtitles used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

XV. SEVERABILITY

If one or more provisions of this Agreement are held to be unenforceable under applicable law, the parties agree to renegotiate such provision in good faith.

In the event that the parties cannot reach a mutually agreeable and enforceable replacement for such provision, then (a) such provision shall be excluded from this Agreement, (b) the balance of the Agreement shall be interpreted as if such provision were so excluded and (c) the balance of the Agreement shall be enforceable in accordance with its terms.

XVI. DELAYS OR OMISSIONS

No delay or omission to exercise any right, power or remedy accruing to any party under this Agreement, upon any breach or default of any other party under this Agreement, shall impair any such right, power or remedy of such non-breaching or non-defaulting party nor shall it be construed to be a waiver of any such breach or default, or an acquiescence therein, or of or in any similar breach or default thereafter occurring; nor shall any waiver of any single breach or default be deemed a waiver of any other breach or default theretofore or thereafter occurring. Any waiver, permit, consent or approval of any kind or character on the part of any party of any breach or default under this Agreement, or any waiver on the part of any party of any provisions or conditions of this Agreement, must be in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Agreement or by law or otherwise afforded to any party, shall be cumulative and not alternative.

Executed as of the date above first written.

Accepted and Agreed:

TORVEC, INC. PNB CONSULTING, LLC

By: /s/Keith E. Gleasman By: /s/Paul Busino

     Keith E. Gleasman Paul Busino,

President Member