Form 10QSB/A
period 2004-06-30
TORVEC INC
filed 2004-08-16
CIK 1063197

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

TORVEC, INC.

(A Development Stage Company)
INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 2003 and June 30, 2004 (Unaudited)	3
	Torvec, Inc. Condensed Statements of Operations (Unaudited) - Three and Six Months Ended June 30, 2004, Three and Six Months Ended June 30, 2003, September 25, 1996 (Inception) through June 30, 2004	4
	Torvec, Inc. Condensed Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2004, Six Months Ended June 30, 2003, September 25, 1996 (Inception) through June 30, 2004	5
	Notes to Condensed Financial Statements	6
Item 2.	Plan of Operation	15
Item 3.	Controls and Procedures	22
PART II	OTHER INFORMATION	23
Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURE PAGE		30
EXHIBIT INDEX		31

TORVEC, INC.
(a development stage company)
CONDENSED BALANCE SHEETS
	June 30, 2004 (Unaudited)	December 31, 2003
ASSETS CURRENT ASSETS:
Cash	$946,000	$ 56,000
Prepaid Expenses	480,000	8,000
	-------------	-------------
Total Current Assets	1,426,000	64,000
	-------------	-------------
PROPERTY AND EQUIPMENT:
Office equipment	19,000	16,000
Transportation equipment	53,000	53,000
	-------------	-------------
	72,000	69,000
LESS: ACCUMULATED DEPRECIATION	66,000	65,000
	-------------	-------------
Net equipment	6,000	4,000

LICENSE, net of accumulated amortization of $607,000 and $522,000, respectively	2,653,000	2,738,000

Total Assets	$4,085,000	$ 2,806,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,606,000	$1,128,000
Loans payable and advances - stockholders and officers	28,000	28,000
Preferred stock dividend payable	32,000	-------------
Total Current Liabilities	1,666,000	1,156,000

LONG-TERM LIABILITIES
Deferred revenue-long term	150,000	150,000
	-------------	-------------
	1,816,000	1,306,000
	-------------	-------------
COMMITMENTS

MINORITY INTEREST	341,000	573,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 100,000,000 shares authorized, 3,300,000 designated as Class A non-voting convertible cumulative dividend $.40 per share, 253,762 and 56,492 shares issued and outstanding, at June 30, 2004 and December 31, 2003, respectively (liquidation preference $1,076,000),	3,000	1,000
Common stock, $.01 par value, 40,000,000 shares authorized, 28,601,939 and 27,858,256 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	286,000	279,000
Additional paid-in capital	29,314,000	22,717,000
Deficit accumulated during the development stage	(27,675,000)	(22,070,000)
	----------------	----------------
Total Stockholders' Equity	1,928,000	927,000
	----------------	----------------
Total Liabilities and Stockholder's Equity	$4,085,000	$2,806,000
	=========	=========
See Notes to Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	September 25, 1996 (Inception) Through June 30, 2004

COST AND EXPENSES:
Research and development	$457,000	$217,000	$ 757,000	$544,000	$8,650,000
General and administrative	1,011,000	556,000	5,080,000	851,000	19,956,000
	-----------------	-----------------	-----------------	-----------------	-----------------
Loss Before Minority Interest	(1,468,000)	(773,000)	(5,837,000)	(1,395,000)	(28,606,000)

Minority Interest in Loss of Consolidated Subsidiary	116,000	111,000	232,000	202,000	931,000

	-----------------	-----------------	-----------------	-----------------	-----------------
Net loss	(1,352,000)	(662,000)	(5,605,000)	(1,193,000)	(27,675,000)

Preferred Stock beneficial conversion feature	178,000	0	198,000	0	198,000

Preferred Dividend	25,000	4,000	33,000	8,000	61,000
	-----------------	-----------------	-----------------	-----------------	-----------------
Net Loss Attributable to Common Stockholders	($1,555,000)	($666,000)	($5,836,000)	($1,201,000)	($27,934,000)
	==========	==========	==========	==========	==========

Basic and Diluted Loss Per Share	($0.05)	($0.03)	($0.21)	($0.05)
	==========	==========	==========	==========	==========

Weighted average number of shares of common stock -basic and diluted	28,738,000	26,435,000	28,198,000	26,145,000
	==========	==========	==========	==========	==========

See Notes to Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	September 25, 1996 (Inception) Through June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($5,605,000)	($1,193,000)	($27,675,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,000	86,000	673,000
Minority interest in loss of consolidated subsidiary	(232,000)	(202,000)	(931,000)
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Common stock issued for services	1,278,000	336,000	6,528,000
Contribution of services	225,000	240,000	1,284,000
Compensatory common stock, options and warrants	3,889,000	46,000	9,575,000
Changes in other current assets and current liabilities:
Prepaid Expenses	(472,000)	(42,000)	(320,000)
Accounts payable and accrued expenses	478,000	124,000	3,514,000
Deferred revenue	0	0	150,000
	-----------------	-----------------	-----------------
Net cash (used in) operating activities	(353,000)	(605,000)	(6,583,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3.000)	0	(72,000)
Cost of acquisition	0	0	(16,000)
	-----------------	-----------------	-----------------
Net cash (used in) investing activities	(3,000)	0	(88,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, common stock, and exercise of options and warrants	1,246,000	469,000	7,645,000
Net proceeds from sale of subsidiary stock	0	0	234,000
Proceeds from long-term borrowings	0	0	29,000
Repayment of long-term debt	0	(2,000)	(29,000)
Proceeds from (repayments of) stockholders' loans-net	0	0	103,000
Distributions	0	0	(365,000)
	-----------------	-----------------	-----------------
Net cash provided by (used in) financing activities	1,246,000	467,000	7,617,000
	-----------------	-----------------	-----------------
NET INCREASE (DECREASE) IN CASH	890,000	(138,000)	946,000

CASH - BEGINNING OF PERIOD	56,000	293,000	0
	-----------------	-----------------	-----------------
CASH - END OF PERIOD	$946,000	$155,000	$946,000
	==========	==========	==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock, warrants, and options in settlement of liabilities, except notes payable	$0	$176,000

Preferred stock dividend declared but not paid	$32,000

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

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2004
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(1,555,000)	$(666,000)	$(5,836,000)	$(1,201,000)
Pro forma net loss attributable to common stockholders	$ (1,555,000)	$(666,000)	$(5,836,000)	$(1,201,000)

Loss per share:
Basic and diluted - as reported	$(0.05)	$ (0.03)	$ (0.21)	$ (0.05)
Basic and diluted - pro forma	$(0.05)	$ (0.03)	$ (0.21)	$ (0.05)

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

TORVEC, INC.
Date: August 16, 2004	By: /S/Richard E. Ottalagana Richard E. Ottalagana Chief Executive Officer
Date: August 16, 2004	By: /S/Philip A. Fain Philip A. Fain Chief Financial Officer

EXHIBIT INDEX
EXHIBIT		PAGE

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