Form 10QSB
period 2004-09-30
TORVEC INC
filed 2004-11-15
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                          SEPTEMBER 30, 2004
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

                   YES  [ X ]               NO [     ]

As of September 30, 2004, there were outstanding 28,832,917 shares of the company's common stock, $.01 par value. Options for 1,673,895 shares of the Company's common stock are outstanding but have not yet been issued. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)
INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 2003 and September 30, 2004 (Unaudited)	3
	Torvec, Inc. Condensed Statements of Operations (Unaudited) - Three and Nine Months Ended September 30, 2004, Three and Nine Months Ended September 30, 2003, September 25, 1996 (Inception) through September 30, 2004	4
	Torvec, Inc. Condensed Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2004, Nine Months Ended September 30, 2003, September 25, 1996 (Inception) through September 30, 2004	5
	Notes to Condensed Financial Statements	6
Item 2.	Plan of Operation	16
Item 3.	Controls and Procedures	22
PART II	OTHER INFORMATION	23
Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURE PAGE		31
EXHIBIT INDEX		32

TORVEC, INC.
(a development stage company)
CONDENSED BALANCE SHEETS
	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS CURRENT ASSETS:
Cash	$805,000	$ 56,000
Prepaid Expenses	346,000	8,000
	-------------	-------------
Total Current Assets	1,151,000	64,000
	-------------	-------------
PROPERTY AND EQUIPMENT:
Office equipment	41,000	16,000
Transportation equipment	95,000	53,000
	-------------	-------------
	136,000	69,000
LESS: ACCUMULATED DEPRECIATION	71,000	65,000
	-------------	-------------
Net equipment	65,000	4,000

LICENSE, net of accumulated amortization of $650,000 and $522,000, respectively	2,611,000	2,738,000
Other Assets	2,000

Total Assets	$3,829,000	$ 2,806,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,812,000	$1,128,000
Loans payable and advances - stockholders and officers	28,000	28,000
Total Current Liabilities	1,840,000	1,156,000

LONG-TERM LIABILITIES
Deferred revenue-long-term	150,000	150,000
	-------------	-------------
	1,990,000	1,306,000
	-------------	-------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	299,000	573,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 100,000,000 shares authorized,
3,300,000 designated as Series A non-voting cumulative $.40 per share convertible preferred, 260,532 and 38,500 shares issued and outstanding at September 30, 2004 and December 31, 2003,
respectively (liquidation preference $1,129,295)	3,000	1,000
300,000 designated as Series B non-voting cumulative $.50 per share convertible preferred, 22,500 and none shares issued and outstanding at September 30, 2004 and December 31, 2003,
respectively (liquidation preference $113,031)
Common stock, $.01 par value, 40,000,000 shares authorized, 28,832,917 and 25,629,708 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	288,000	279,000
Additional paid-in capital	31,502,000	22,717,000
Deficit accumulated during the development stage	(30,253,000)	(22,070,000)
	----------------	----------------
Total Stockholders' Equity	1,540,000	927,000
	----------------	----------------
Total Liabilities and Stockholders' Equity	$3,829,000	$2,806,000
	=========	=========
See Notes to Condensed Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended September 30 2004	Three Months Ended September 30 2003	Nine Months Ended September 30 2004	Nine Months Ended September 30 2003	September 25, 1996 (Inception) Through September 30 2004

COST AND EXPENSES:
Research and development	$1,025,000	$675,000	$1,782,000	$1,219,000	$9,675,000
General and administrative	1,595,000	189,000	6,675,000	1,040,000	21,551,000
	-----------------	-----------------	-----------------	-----------------	-----------------
Loss Before Minority Interest	(2,620,000)	(864,000)	(8,457,000)	(2,259,000)	(31,226,000)

Minority Interest in Loss of Consolidated Subsidiary	42,000	118,000	274,000	320,000	973,000

	-----------------	-----------------	-----------------	-----------------	-----------------
Net loss	(2,578,000)	(746,000)	(8,183,000)	(1,939,000)	(30,253,000)

Preferred Stock beneficial conversion feature	179,000		377,000		377,000

Preferred Dividend	26,000	4,000	59,000	12,000	87,000
	-----------------	-----------------	-----------------	-----------------	-----------------
Net Loss Attributable to Common Stockholders	($2,783,000)	($750,000)	($8,619,000)	($1,951,000)	($30,717,000)
	==========	==========	==========	==========	==========

Basic and Diluted Loss Per Share	($0.10)	($0.03)	($0.30)	($0.07)
	==========	==========	==========	==========

Weighted average number of shares of common stock -basic and diluted	28,704,000	27,324,000	28,368,000	26,543,000
	==========	==========	==========	==========

See Notes to Condensed Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	September 25, 1996 (Inception) Through September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($8,183,000)	($1,939,000)	($30,253,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,000	129,000	720,000
Minority interest in loss of consolidated subsidiary	(274,000)	(320,000)	(973,000)
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Common stock issued for services	1,711,000	642,000	6,961,000
Contribution of services	337,000	240,000	1,396,000
Compensatory common stock, options and warrants	5,390,000	46,000	11,076,000
Changes in other current assets and current liabilities:
Prepaid Expenses and other assets	(340,000)	(78,000)	(188,000)
Accounts payable and accrued expenses	684,000	470,000	3,720,000
Deferred revenue	0	0	150,000
	-----------------	-----------------	-----------------
Net cash (used in) operating activities	(542,000)	(810,000)	(6,772,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(67,000)	0	(136,000)
Cost of acquisition	0	0	(16,000)
	-----------------	-----------------	-----------------
Net cash (used in) investing activities	(67,000)	0	(152,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, common stock, and exercise of options and warrants	1,358,000	565,000	7,757,000
Net Proceeds from sale of subsidiary stock	0	0	234,000
Proceeds from Loan			29,000
Repayment of Loan	0	(2,000)	(29,000)
Proceeds from (repayments of) stockholders' loans-net	0	25,000	103,000
Distributions	0	0	(365,000)
	-----------------	-----------------	-----------------
Net cash provided by financing activities	1,358,000	588,000	7,729,000
	-----------------	-----------------	-----------------
NET INCREASE (DECREASE) IN CASH	749,000	(222,000)	805,000

CASH - BEGINNING OF PERIOD	56,000	293,000	0
	-----------------	-----------------	-----------------
CASH - END OF PERIOD	$805,000	$71,000	$805,000
	==========	==========	==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock, warrants, and options in settlement of liabilities		$176,000
Preferred dividends paid in Preferred Stock	$32,000

See Notes to Condensed Financial Statements

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2004

Note 1 Financial Statement Presentation

The interim information contained herein with respect to the nine and three month periods ended September 30, 2004 and September 30, 2003 and the period from September 25, 1996 (inception) through September 30, 2004 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three and nine month periods ended September 30, 2004, and since inception. The results are not necessarily indicative of results to be expected for the year.

For the period from inception through September 30, 2004, the company has accumulated a deficit of $30,253,000, and has been dependent upon equity financing, loans from shareholders and the exchange of stock for services to meet its obligations and sustain operations. The company is in the development stage and its efforts have been principally devoted to research and development, raising capital and marketing of principal products. A sale and/or commercialization of one of the company's technologies, additional financing, a joint venture relationship or a combination thereof will be required by the company to fund its future activities.

Note 2 The Company

Torvec, Inc. was incorporated in New York on September 25, 1996. The company, which is in the development stage, specializes in automotive technology.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2004

Note 3 Summary of Significant Accounting Policies

Consolidation

The financial statements include the accounts of the company and its majority owned-subsidiary, Ice (69.26% owned at September 30, 2004). All material intercompany transactions and account balances have been eliminated in consolidation.

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

September 30, 2004

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

At September 30, 2004, the Company had one stock-based employee compensation plan, and the company's subsidiary had no stock-based employee compensation plan. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended SFAS No. 123, the company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25 and related interpretations including FIN No. 44. The following table illustrates the effect on net loss attributable to common stockholders and loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plan:

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2004
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(2,783,000)	$(750,000)	$(8,619,000)	$(1,951,000)
Pro forma net loss attributable to common stockholders	$ (2,783,000)	$(750,000)	$(8,619,000)	$(1,951,000)

Loss per share:
Basic and diluted - as reported	$(0.10)	$ (0.03)	$ (0.30)	$ (0.08)
Basic and diluted - pro forma	$(0.10)	$ (0.03)	$ (0.30)	$ (0.08)

The company did not grant fixed stock options to acquire shares of its common stock to its employees during the nine and three-months ended September 30, 2004 and September 30, 2003.

Impairment or Disposal of Long-Lived Assets

The company follows Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2004

Note 4 Common and Preferred Stock

Class A Preferred Shares

In January 2002, the company authorized the sale of up to 3,300,000 shares of its Class A Non-Voting Cumulative Convertible Preferred Stock. During 2002, the company sold 38,500 shares at $4.00 per share of its Class A Preferred in a private placement offering for approximately $142,000 in net proceeds. Each share of Class A is convertible into one share of voting common stock and entitles the holder to dividends, at $.40 per share per annum. The holder has the right to convert after one year subject to Board approval. In April, 2004, these holders converted 38,500 preferred shares into 38,500 common shares. On June 6, 2004, the Board of Directors declared a 10% dividend on the shares converted, and paid accrued dividends on the converted shares, amounting to $32,124 by the issuance of 8,031 Class A Preferred Stock on August 18, 2004.

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

During 2003, the company sold 15,687 Class A Preferred for Proceeds of $63,000.

On March 19, 2004 the company sold 62,500 Class A Preferred to each of three investors for $250,000 each. On March 22, 2004, the company sold 17,922 Class A Preferred for $71,687. On April 26, 2004, the company sold 32,653 Class A Preferred for Proceeds of $130,613.

In connection with the sale of Class A Preferred in the first and second quarters, the company will recognize as a beneficial conversion feature at the date of issuance representing the difference between the conversion price and the market price of the common stock into which the preferred stock is convertible. At March 31, 2004, the company valued the beneficial conversion feature at approximately $714,000. The beneficial conversion feature will be amortized through the date the preferred stock becomes eligible for conversion, which is one year from the date of issuance. For the nine months ended September 30, 2004 the company recorded a preferred stock beneficial conversion feature of approximately $377,000.

On September 8, 2004, an investor converted 1,261 Class A Preferred received as a dividend into 1,261 common shares.

Class B Preferred Shares

In order to initially fund the business of the company's wholly-owned subsidiary, Iso-Torque Corporation, the company created a new class of preferred shares, Class B Non-Voting Convertible Cumulative Preferred Shares ("Class B Preferred"). A narrative description of the terms and conditions of the Class B Preferred is found in Exhibit 3.5 to this report.

In September 2004, the company authorized the sale of up to 300,000 shares of its Class B Non-Voting Cumulative Convertible Preferred Stock. During 2004, the company sold 42,500 shares at $5.00 per share of its Class B Preferred in a private placement offering for approximately $212,500 in net proceeds. Each share of Class B is convertible into one share of voting common stock or the holder can convert each Class B Preferred Share into one fully paid share of common stock of Iso-Torque Corporation if (a) upon the initial public offering of Iso-Torque; (b) initial trading of Iso-Torque on a national exchange; or (c) sale, transfer and/or exchange of Iso-Torque stock to a third party and entitles the holder to dividends, at $.50 per share per annum. The holder has the right to convert after one year subject to Board approval.

The Class B Preferred Stock includes a liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Class B Preferred Stock are entitled to receive an amount equal to $5.00 per share. The liquidation price per share would be paid out of the assets of the Company available for distribution prior to any payments made on any shares of the Company's Common Stock or any other capital stock other than the Preferred Stock.

On September 13, 2004 the Company issued 22,500 shares of Class B Preferred at $5.00 per share for proceeds of $112,500, and used these funds to capitalize, in part, Iso-Torque Corporation. On October 8, 2004 the Company sold an additional 20,000 shares for proceeds of $100,000.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2004

Note 5 Related Party Transactions

The company's consulting agreements with members of the Gleasman family expired on December 1, 2003. Included in research and development and general and administrative expenses for the three months ended September 30, 2003 is $112,500 for consulting fees due under the agreements. Also included in research and development and general and administrative expenses for the three and nine months ended September 30, 2004 is $112,500 and $337,500, respectively for the value of the contributed services the company received from the Gleasmans. However, effective January 1, 2004, the company no longer pays any consulting fees to the Gleasmans for these services.

The Gleasmans have agreed to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company. In addition, Keith E. Gleasman continues to serve as President and as a director and James A. Gleasman continues to serve as a director and Chief Strategist. Keith E. Gleasman also is co-managing director, with Richard E. Ottalagana, of the company's wholly owned subsidiary, Iso-Torque Corporation.

At September 30, 2004 loans and advances from stockholders and officer of $28,000 are non-interest bearing and have no fixed date of repayment.

During the three months ended September 30, 2004, the Company incurred approximately $295,000 for consulting services provided to the Company by outside counsel exclusive of legal services.

Note 6 Consultants Stock Plan

The company's Business Consultants Stock Plan as amended, ("the Plan") provides for the granting of 5,100,000 shares of the company's $.01 par value stock, which may be issued from time to time to business consultants and advisors.

For the three months ended September 30, 2004, 229,717 shares (including 153,600 warrants exercised) were issued under the Plan to consultants in exchange for services and amounts owed to these consultants (including 153,600 shares issued upon the exercise of warrants). For the three months ended September 30, 2003, 168,059 shares were issued under the plan for services and amounts owed. The shares were valued at the market value of the shares on the date immediately prior to the date of issuance and approximated $433,000 and $306,000 for the three months ended September 30, 2004 and September 30, 2003 respectively.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2004

Note 7 Employment Agreements

On April 1, 2002, our subsidiary, ICE Surface Development, Inc., executed employment agreements with three individuals with the same terms as previously executed between those individuals and the company and the individuals became officers of Ice. These employment agreements expired at the end of July 2004. In 2003 and 2002, these individuals contributed $240,000 and $720,000 respectively, of accrued compensation to Ice's capital and agreed to forego payment of all future monies under their employment agreements until certain board discretionary performance criteria have been realized. All payables pursuant to these employment agreements will be paid directly by our subsidiary, ICE Surface Development, Inc., either in cash or ISDI stock.

Note 8 Variable Gear LLC

On January 1, 2008, the Company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. The Company does not share in any profit or losses in this entity. At September 30, 2004 such fair market value cannot yet be reasonably estimated.

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

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2004

On February 20, 2004 the Company entered into an agreement with a management-consulting firm to assist the Company in executing a business plan to commercialize and produce a full terrain vehicle. Upon execution of the agreement, the Company granted 15,306 shares of common stock in settlement of $75,000 owed upon execution of the agreement. Pursuant to the February 20th agreement, the Company issued 28,792 common shares in monthly fees and granted 620,000 warrants, of which 153,600 were exercised during the third quarter. The February 20th agreement was terminated and replaced with a new agreement effective June 30th with the same management consulting firm pursuant to which the management consulting firm will furnish individuals to serve as the company's chief executive officer, chief financial officer and chairman of its board of directors as well as continuing to provide all of the business consulting and technical services provided under the February 20th agreement. As under the February 20th agreement, under the June 30th agreement, no payments of any kind, stock, warrants or options will be made to the individuals furnished by the management consulting firm but all payments, stock issuances, warrants or options will be made by the Company directly to the management consulting firm as called for under the June 30th agreement. The June 30th agreement is for an initial term of 24 months and will be renewed for additional 24 month periods unless either party provides notice to the other at least sixty days prior to the end of the term. The June 30th agreement provides compensation terms substantially similar to those contained in the February 20th agreement. As under the February 20th agreement, the Company will pay the management consulting firm $50,000, plus 20,000 warrants exercisable at $.01 per share on a monthly basis. In lieu of such payment, upon the happening of a revenue producing event, the Company will grant 40,000 warrants per month, exercisable at $.01 per share. As under the February 20th agreement, the Company is obligated to grant warrants exercisable at $.01 per share based upon a formula if the closing bid price of the Company's common stock is equal to or greater than $5.00 per share. However, under the June 30th agreement, the total number of warrants issuable under the formula is capped at 2,250,000. In connection with this obligation, the Company granted 500,000 warrants with a fair value of $2,972,000 during the first quarter of fiscal 2004 as a result of the stock price exceeding $5.00 per share. As of September 30, the Company recorded a charge of $310,000 and $3,731,000 for these warrants for the three and nine months ending September 30, 2004, respectively. Under the formula, the Company may be obligated to grant additional warrants during the June 30th agreement's term at which time they will be valued. If the calculation were performed as of September 30, 2004, the Company would have had to grant an additional 245,000 warrants. Pursuant to the June 30th agreement, the Company granted 200,000 warrants on August 20, 2004 and recorded a charge of $1,191,000 in connection with the issuance of the warrant. The June 30th agreement provides for additional success and other fees payable in warrants. In connection therewith, the Company may recognize significant charges in the future if and when such events occur.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2004

Note 10 Options

The Company granted no options during the third quarter of 2004.

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

o	to install and test our infinitely variable transmission in a gasoline powered GM Tahoe in order to commercialize our IVT;

o	to determine the opportunities available to directly market the company's FTV™;

o	to continue to improve the company's inventions and, where appropriate, to obtain patent protection on such new improvements.

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

Third Quarter Developments

a)    Infinitely Variable Transmission (IVT™)

We have completed our baseline testing of our Tahoe with its OEM automatic transmission on our leased Mustang dynamometer, performing the following, repeatable tests:

o	light acceleration/light deceleration test;
o	EPA city mpg test;
o	New York City EPA test;
o	20-40 mph and 40-60 mph test;
o	EPA highway mpg test;
o	horsepower at rear wheel - 750 rpm, 1,000 rpm, 1500-3000 rpm;
o	0-60 mph test;
o	60-80 mph test;
o	quarter mile test;
o	real world driving test;
o	grade test;
o	towing test;
o	30 and 50 mph constant speed for .5 hour test.

We have installed measuring systems enabling us to collect extremely accurate, repeatable data for each test.

With the results of the baseline tests in hand, we have removed the OEM automatic transmission, and installed our infinitely variable transmission (IVT™) in the identical Tahoe and are conducting the same battery of tests on the same Mustang dynamometer. We are conducting these IVT tests using our own custom designed electronic engine control unit ("ECU;" patent claims filed). We believe we will achieve even greater fuel efficiencies with our own ECU operating in conjunction with our IVT than with our IVT operating in conjunction with the OEM's ECU. We anticipate we will complete these tests shortly.

As reported in the September 28, 2004 Wall Street Journal, a major focus of automakers' efforts has been the development of the "homogenous-charge compression-ignition" engine ("HCCI" engine). The HCCI engine sends a finely balanced mixture of air and gasoline fuel to the cylinders. The HCCI engine compresses the air-fuel mixture until rising heat inside the chamber ignites the mixture, thereby eliminating the need for ignition via a spark plug. This process is very similar to that found in diesel-powered engines, which provide significant fuel economy advantages over gasoline-powered engines.

Automakers first began experimenting with the HCCI engine in the 1970's. However, problems still exist in running the engine efficiently at very low and very high speeds because it is difficult to control the spontaneous combustions in those ranges. We firmly believe that Torvec's infinitely variable transmission (IVT™), coupled with the HCCI engine, will help resolve these concerns and provide a significant boost in fuel economy. The efficiency of the Torvec infinitely variable transmission in low RPM ranges was demonstrated during tests conducted at the EPA earlier this year.

It is also important to emphasize pairing the IVT with the engines which power hybrid vehicles. Hybrid vehicles have gained recent popularity by combining the advantages of gasoline powered engines with electric technology to result in an overall improvement in MPG. Similar to our position with the HCCI engine, we are convinced more than ever that our IVT will be the perfect complement as the transmission to the hybrid engine, delivering even further improvement in MPG.

Periodic regular updates concerning our progress on the installation and testing of our IVT is contained in our CEO's letter found on our web page, www.torvec.com.

b)    Iso-Torque™ Differential

      We are intensifying our efforts to commercialize our Iso-Torque™ technology and to this end have formed a wholly-owned subsidiary, Iso-Torque Corporation. We have transferred our Iso-Torque™ technology, know-how and patents to our subsidiary.

        Under generally accepted accounting principles, the value of the Iso-Torque patent and know-how are transferred at historical cost. Management believes however that the company will realize the commercial value of its Iso-Torque technology and perhaps one or more of its other technologies in fiscal 2005.

Richard E. Ottalagana and Keith E. Gleasman will spearhead our marketing and commercializing efforts as co-managing directors of Iso-Torque Corporation. Robert Green has been appointed Vice-President of Operations and Andrew Gleasman has been appointed Vice-President of Administration for the new subsidiary.

We have funded the creation of Iso-Torque Corporation through the creation of a new series of preferred stock - Class B Non-Voting, Cumulative Convertible Preferred Stock ("Class B Preferred"). We have authorized 300,000 Class B preferred, have sold 42,500 shares and received proceeds of $212,500 based upon a selling price of $5.00 per share.

See Exhibit 3.5 for the designation, relative rights, preferences and limitations of the Class B preferred as fixed by the Board of Directors.

Certain Third Quarter Information

          The net loss for the three months ended September 30, 2004 was $2,578,000 as compared to the three months ended September 30, 2003 net loss of $746,000. The increase in the net loss of $1,832,000 is principally related to increased consulting fees, increased legal fees as part of day to day operations and stock compensation expense of $1,191,000 associated with the issuance of the warrants to a management consultant firm.

          Research and development expenses for the three months ended September 30, 2004 amounted to $1,025,000 as compared to $675,000 for the three months ended September 30, 2003. This increase amounted to $350,000, and is principally due to increased stock compensation expense of $751,000 associated with issuance of the warrants to a management consultant firm for consulting services rendered.

          General and administrative expenses for the three months ended September 30, 2004 amounted to $1,595,000 as compared to $189,000 for the three months ended September 30, 2003. This increase amounted to $1,406,000 and is principally due to consulting fees expensed, and stock compensation expense of $750,000 associated with the issuance of the warrants to CXO on the Go, LLC.

Liquidity and Capital Resources

          The company's business activities during the quarter ended September 30, 2004 were funded, in part, through the sale of 22,500 Class B preferred for proceeds of $112,500. We sold an additional 20,000 Class B preferred in October, 2004 for proceeds of $100,000.

          At September 30, 2004, the company's cash position was $805,000 and it had a working capital deficit of $689,000. Included in the company's current liabilities are amounts payable of $1,607,000 which the company believes will be paid with future issuances of stock. Approximately $1,495,000 of the $1,607,000 is attributable to our subsidiary, ICE Surface Development, Inc. and will be paid directly by ISDI in its own stock.

          The company's cash position at anytime during the quarter ended September 30, 2004 was directly dependent upon its success in selling common and preferred stock since the company did not generate any revenues. The company cannot determine whether it will generate any revenues from its business activities during the balance of its 2004 fiscal year.

          During the quarter ended September 30, 2004 the company issued 229,717 shares with a fair value of $433,000 to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, product marketing research expenses, legal fees and associated expenses for ongoing patent work and reimbursement of ongoing employee consultant expenses.

          At September 30, 2004 loans payable to stockholders and officers amounted to $28,000 and are non-interest bearing and have no fixed date repayment.

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

Quarterly Fluctuations

          As of September 30, 2004, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

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

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

          On October 26, 2004, the company commenced an action in the United States District Court for the Western District of New York against ZT Technologies, Inc., an Indiana corporation based in Carmel, Indiana.

          The suit petitions the Court to declare the July 21, 2004 agreement between the parties to be ineffective and unenforceable as between parties and with respect to any third party.

          The purpose of the July 21, 2004 agreement was to market and sell the company's Full Terrain Vehicle (FTV™) and accessories (i.e., trailers, personnel carriers and any other ancillary equipment) to governmental agencies in North America including agencies of Canada and the United States Government, the various states, all political subdivisions thereof, the District of Columbia and all territories of the United States for emergency, forestry, homeland security uses or as specified in purchase orders and/or grants presented to the company by ZT Technologies and/or made by such agencies directly to the company and to market and sell the company's FTV and accessories to commercial customers located in North America for uses as specified in the purchase orders from such commercial customer.

          The agreement explicitly provided that it would become effective, i.e., a legally binding contract, only upon the receipt by the company of at least 5 purchase orders for the FTV, together with the full amount of the purchase price for the vehicles ordered.

          As of the date of the commencement of the action, ZT Technologies had not provided the company with any purchase orders and in fact, was making demands upon the company to provide ZT Technologies with design and engineering specifications, the cost of which was to be funded by the monies received by the company from the initial 5 purchase orders.

           Management's attempt to discuss the issues surrounding the July 21, 2004 agreement with representatives from ZT Technologies have been met with silence.

          Given these circumstances, management believes the most prudent course of action is to seek a federal court order that the July 21, 2004 agreement is unenforceable by its terms.

           There is no other pending, material litigation. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the company.

Item 2:   Changes in Securities

          a)    Class A Preferred Shares

                    We ask that you refer to our annual report (Form 10-KSB) filed with the Securities and Exchange Commission on April 14, 2004 for a description of our Class A Preferred Shares. There are 3,300,000 authorized Class A Preferred Shares and 260,532 issued and outstanding.

          b)     Class B Preferred Shares

                    See Exhibit 3.5 for a description of our Class B Preferred Shares.

          c)    Sales of Unregistered Securities

                    We sold 42,500 Class B Preferred Shares to 2 investors for proceeds of $212,500.

                   These issuances were to persons who are familiar with the company or accredited investors. The company claims exemption from registration under section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities None.
Item 4.	Submission of Matters to a Vote of Security Holders None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

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

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

	3.3	Certificate of Correction dated March 22, 2002 setting forth terms and conditions of Class A Preferred incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

	3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

	3.5	Certificate of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred.
(4)	Instruments defining the rights of holders including indentures None

(9)	Voting Trust Agreement

None

(10)	Material Contracts

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

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.26	Letter Agreement with CXO on the GO, LLC dated June 30, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.27

Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.28 Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;
10.29 Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.30 Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004.

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
Iso-Torque Corporation (New York)

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

TORVEC, INC.
Date: November 15, 2004	By: /S/Richard E. Ottalagana Richard E. Ottalagana Chief Executive Officer
Date: November 15, 2004	By: /S/Philip A. Fain Philip A. Fain Chief Financial Officer

EXHIBIT INDEX
EXHIBIT		PAGE

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

N/A

3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;.	N/A

3.5	Certificate of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred.	____

(4)	Instruments defining the rights of holders including indentures None	N/A

(9)	Voting Trust Agreement	N/A

None

(10)	Material Contracts

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
Form 10-QSB filed for fiscal quarter ended September 30, 2001;

N/A

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;	N/A

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004; incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.26	Letter Agreement with CXO on the GO, LLC dated June 30, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.27

Lease Agreement for premises at Powder Mills Office Park,
1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534,
dated July 16, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

N/A

10.28	Lease Agreement for testing facility and Mustang dynomometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.29	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.30	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004 ____

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

Incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003

(16)	Letter on change in certifying accountant

None

(18)	Letter re change in accounting principles

None

(20)	Other documents or statements to security holders

None

(21)	Subsidiaries of the registrant

Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)

(22)	Published report regarding matters submitted to vote of security holders

None

(23)	Consents of experts and counsel

Eisner LLP Consent

(24)	Power of attorney

None

(31)	Rule 13(a)-14(a)/15(d)-14(a) Certifications

(32)	Section 1350 Certifications

(99)	Additional exhibits

None

EXHIBIT 3.5

CERTIFICATE OF AMENDMENT OF THE

CERTIFICATE OF INCORPORATION OF

TORVEC, INC.

Under Section 805 of the Business Corporation Law

The undersigned being the President and Secretary of Torvec, Inc., do hereby certify and set forth:

1. The name of the Corporation is Torvec, Inc.

2 The Certificate of Incorporation of the Corporation was filed by the Department of State on September 25, 1996.

3. The Certificate of Incorporation is hereby amended to add a new Article to the Certificate of Incorporation to state the number, designation, relative rights, preferences, and limitations of preferred shares of the par value of $.01 each.

To effect these changes, a new Article is added to the Corporation's Certificate of Incorporation to read as follows:

"10. The designation, relative rights, preferences, and limitations of all shares of the Class B Preferred Shares shall, as fixed by the Corporation's Board of Directors ("Board") in the exercise of its authority conferred by the Certificate of Incorporation and as permitted by Section 502 of the Business Corporation Law, be as follows:

A. Three hundred thousand (300,000) authorized preferred shares of the par value of $.01 each as fixed by the Board of Directors, none of which has been issued, shall be issued in and as a series to be designated Class B Non-Voting Cumulative Convertible Preferred Shares, $.01 par value. Said series is hereinafter called "Class B Preferred Shares". The term preferred shares as used herein shall include all 100,000,000 of the preferred shares, $.01 par value authorized by the Certificate of Incorporation of the Corporation of which Class B Preferred Shares is the second series.

B. (1) So long as any Class B Preferred Shares are outstanding, the holders of the Class B Preferred Shares will be entitled to receive cumulative preferential dividends in the amount of $.50 per Class B Preferred Share and no more for each annual dividend period. The annual dividend period shall commence on the first clay of each September and shall end on the last day of the immediately succeeding August, which August date is referred to as the "Dividend Accrual Date".

(2) When and as declared by the Board, dividends payable on the Class B Preferred Shares will be paid in cash out of any funds legally available for the payment of dividends or, in the discretion of the Board, will be paid in Class B Preferred Shares at a rate of 1 Class B Preferred Shares for each $5.00 of dividends. No fractions of Class B Preferred Shares shall be issued. The Corporation shall pay cash in lieu of paying fractions of Class B Preferred Shares on a pro rata basis.

(3) Dividends shall be cumulative from the date of issuance of Class B Preferred Shares, whether or not declared and whether or not, in any annual dividend period(s), there are net profits or net assets of the Corporation legally available for the payment of dividends.

(4) Accumulated and unpaid dividends on the Class B Preferred Shares will not bear interest.

(5) So long as any Class B Preferred Shares are outstanding, the Corporation may not declare or pay any dividend, make any distribution, or fund, set aside or make monies available for a sinking fund for the purchase or redemption of any shares or stock of the Corporation ranking junior to the Class B Preferred Shares with respect to the payment of dividends, including the $.01 par value common stock of the Class B Preferred Shares for all past annual dividend periods have been paid and such dividends for the current annual dividend period have been paid or declared and duly provided for. Subject to the foregoing, and not otherwise, the dividends (payable in cash, stock or otherwise) as may be determined by the Board, may be declared and paid on any Junior Stock from time to time out of any funds legally available therefore, and the Class B Preferred Shares will be entitled to participate in any such dividends, whether payable in cash, stock or otherwise, on a pro rata basis.

C. The Class B Preferred Shares shall rank junior and be classified as Junior Stock with respect to the Corporation's Class A Preferred Shares in all respects.

D. (1) In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of Class B Preferred Shares then outstanding are entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment pf any amount in respect of any shares of any Junior stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Corporation, all accumulated and unpaid dividends (including a prorated dividend from the last Dividend Accrual Date) in respect of any liquidation, dissolution or winding up consummated except that, notwithstanding the provisions of Section B(2), all of such accumulated and unpaid dividends will be paid in Class B Preferred Shares at a rate of 1 Class B Preferred Share for each $5.00 of dividends. No fractions of Class B Preferred Shares shall be issued. The Corporation shall pay cash in lieu of paying fractions of Class B Preferred Shares on a pro rata basis.

(2) The Class B Preferred Shares will be entitled to participate on a pro rata basis in any distribution of assets as may be made or paid on Junior Stock upon the liquidation, dissolution or winding up of the Corporation.

E. (1) The Corporation may in the absolute discretion of its Board, redeem at any time and from time to time from any source of funds legally available any and all of the Class B Preferred Shares at the Redemption Price.

(2) For each redemption, the Redemption Price for each Class B Preferred Share shall be equal to the sum of $5.00 per Class B Preferred Share payable- in cash, plus an amount payable (not withstanding the provisions of Section B(2) in cash equal to the sum of all accumulated unpaid dividends per Class B Preferred Share (including a prorated annual dividend .from the last Dividend Accrual Date) to the respective date for each redemption on which the Corporation shall redeem any Class B Preferred Shares (the "Redemption Date").

(3) In the event of a redemption of only a portion of the then outstanding Class B Preferred Shares, the Corporation will affect the redemption pro rata according to the number shares held by each holder of Class B Preferred Shares.

(4) Unless the Corporation defaults in the payment in full of the Redemption Price, the obligation of the Corporation to pay dividends on the Class B Preferred Shares redeemed shall cease on the Redemption Date, and the holders of the Class B Preferred Shares redeemed will cease to have any further rights with respect to such redeemed Class B Preferred Shares on the Redemption Date, other than to receive the Redemption Price.

(5) The holders of the Class B Preferred Shares have no right to seek or to compel redemption of the Class B Preferred Shares.

F. The holders of Class B Preferred Shares are not to be entitled to vote in any and all elections of directors and with respect to any and all other -matters as to which 'the vote or consent of shareholders of the Corporation shall be required or taken.

G. (1) The holders of the Class B Preferred Shares have the right, at each holder's option but subject to Board approval in each case, to (i) convert each Class B Preferred Share into 1 fully paid and nonassessable share of the $.01 par value common stock of the Corporation ("Torvec Common") without payment of any conversion price or other consideration. Such 1 for 1 rate of conversion is subject to adjustment as set forth in Section G(10); (ii) convert each Class B Preferred Share into 1 fully paid and nonassessable share of the $.01 par value common stock of Iso-Torque Corporation ("Iso-Torque Common") without payment of any conversion price or other consideration upon the happening of any of the following events:

(a) the effectiveness of a registration statement as filed with the Securities and Exchange Commission pursuant to and under the Securities Act of 1933 with respect to an initial public offering of Iso-Torque Common; or

(b) the effectiveness of a registration statement as filed with the Securities and Exchange Commission pursuant to and under the Securities Exchange Act of 1934 with respect to an initial trading of Iso-Torque Common on a national exchange, the NASDAQ or the OTCBB; or

(c) notwithstanding the 1 year holding period set forth in Section G(2) the execution of a definitive agreement for the sale, transfer and/or exchange of all of the issued and outstanding Iso-Torque Common to a third party purchaser of such stock or by any of a business combination of Iso-Torque Corporation with an unrelated entity, other than a merger or consolidation in which Iso-Torque Corporation is the surviving corporation.

(2) The Conversion Privilege set forth in this Section G may not be exercised by the holder of Class B Preferred Shares until 1 year shall have elapsed from the issue date of the Class B Preferred Shares held by such holder and may not be exercised if the Board shall not have approved the actual exercise of such Conversion Privilege by such holder of Class B Preferred Shares. Such approval shall not be unreasonably withheld. Upon receipt of the Notice of Conversion and the Board's approval of such conversion, the Corporation shall give a Notice of Approval to the holder within, 48 hours of the receipt of the Notice of Conversion that the exercise of the Conversion Privilege by such holder is approved.

(3) The Conversion Privilege may be exercised in whole or in part and, if exercised in part, a certificate(s) will be issued for the remaining Class B Preferred Shares in any case in which fewer than all of the Class B Preferred Shares represented by a certificate(s) are converted to the same record holder of Class B Preferred Shares converted.

(4) Each conversion will be deemed to have been effective immediately prior to the close of business on the date on which the Class B Preferred Shares will have been so surrendered (the "Conversion Date") and the person(s) in whose name(s) any certificate(s) for Torvec Common or Iso-Torque Common will be issuable upon the conversion will be deemed to have become the holder(s) of record of the Torvec Common or Iso-Torque Common on the Conversion Date. Effective as of the Conversion Date, the Corporation will have no obligation to pay dividends on the Class B Preferred Shares converted provided that effective as of the Conversion Date, the Corporation shall pay all accumulated and unpaid dividends (including the prorated dividend from the last Dividend Accrual Date) on the Class B Preferred Shares converted, payable in the discretion of the Board, in cash out of any funds legally available for payment of such dividends or in Class B Preferred Shares.

(5) The Conversion Privilege shall terminate with respect to Class B Preferred Shares called for redemption by the mailing of a Redemption Notice on the close of business on the date immediately preceding the Redemption Date.

(6) Notwithstanding the requirement for Board approval and the 1 year limit set forth in Section G(2), in case of any consolidation or merger to which the Corporation is a party other than a merger or consolidation in which the Corporation is the surviving corporation or in case of any sale or conveyance to another corporation of all or substantially all of the assets of the Corporation or in the case of any statutory exchange of securities representing an excess of 50% of the total outstanding securities of the Corporation with another corporation (including any exchange effected in connection with a merger of a third corporation into the Corporation), the holders of Class B Preferred Shares then outstanding will have the right to convert the Class B Preferred Shares into the kind and amount of securities, cash or other property which the holder would have owned or have been entitled to receive immediately after the consolidation, merger, statutory exchange, sale or conveyance, had the Class B Preferred Shares been converted immediately prior to the effective date of the consolidation, merger, statutory exchange, sale or conveyance as the case may be.

(7) Notwithstanding the 1 year holding period set forth in Section G(2), in the event the highest bid price for the Corporation's $.01 par value common Stock quoted on any exchange, automated quotation system or the OTC Bulletin Board on which such Stock is actively traded is $20 or more on 5 consecutive trading days, the holders of Class B Preferred Shares shall have the right to convert such Class B Preferred Shares upon Board approval for such conversion period.

(8) Torvec Common or Iso-Torque Common delivered upon conversion of Class B Preferred Shares will be, upon delivery, validly issued, fully paid and nonassessable, free of all liens and charges and not subject to any preemptive rights.

(9) In case the Corporation

(a) declares a dividend, or makes a distribution, on shares of its $.01 par value common stock in shares of its $.01 par value common stock; or

(b) subdivides its outstanding shares of its $.01 par value common stock into a greater number of shares of its $.01 par value common stock; or

(c) combines its outstanding shares of its $.01 par value common stock into a smaller number of shares of $.01 par value common stock,

the number of Torvec Common issuable upon the conversion of the Class B Preferred Shares shall be adjusted at the time of the record date for the dividend or distribution or the effective date of the subdivision or a combination so that after such record or effective date, the holder of Class B Preferred Shares will be entitled to receive the same percentage of ownership of the Corporation's $.01 par value common stock as such holder would have been entitled to receive immediately prior to such record or effective date."

4. This amendment to the Certificate of Incorporation was authorized by the unanimous vote of the Board of Directors followed by the affirmative vote of the holders of a majority of all issued and outstanding shares entitled to vote thereon at a duly called meeting of such Board and Shareholders held on September 7, 2004.

IN WITNESS WHEREOF, the undersigned have executed this Certificate this 8th day of September, 2004 and affirm under penalties of perjury that the foregoing statements are true and complete.

/s/Keith E. Gleasman

Keith E. Gleasman, President

/s/ Gary A. Siconolfi

Gary A. Siconolfi, Secretary

EXHIBIT 10.30

6. Torvec/ZT Transaction: Contract

This Agreement dated as of July 21, 2004 is by and between Torvec, Inc., a New York business corporation with offices at Powder Mill Office Park, 1169 Pittsford-Victor Road Suite #125, Pittsford, New York 14534 ("Torvec") and ZT Technologies, Inc, an Indiana corporation with offices at 11611 North Meridian Street Suite 110, Carmel, Indiana 46032 ("ZT").

Whereas, Torvec specializes in automotive and related technology, holding numerous U.S. and international patents protecting innovations such as a steering drive system and substructure for tracked vehicles; and

Whereas, Torvec has incorporated the steering drive system and substructure for tracked vehicles into a Torvec specifically designed cab-over vehicle which is trademarked under the trade name Full Terrain Vehicle (FTV™); and

Whereas, Torvec desires to market and sell its FTV™ and accessories (i.e., trailers, personnel carriers and any ancillary equipment) to governmental agencies in North America including agencies of Canada and of the United States Government, the various States, all political subdivisions thereof, the District of Columbia and all territories of the United States (the "Agencies") for emergency, forestry, homeland security uses or as specified in purchase orders and/or grants presented to Torvec by ZT and/or made by such Agencies directly to Torvec;

Whereas Torvec wishes to market and sell its FTV™ and accessories to commercial customers located in North America for uses as specified in the purchase orders from such commercial customers ("Commercial Customers"); and

Whereas, ZT desires to market, manufacture, produce, assemble, distribute and deliver the FTV™ and accessories to such Agencies for use as specified in such purchase orders and/or grants and Commercial Customers for use as specified in such purchase orders secured from such Agencies and Commercial Customers; and

Whereas, ZT has represented to Torvec that it and/or its associated companies have the capacity and the personnel to market, manufacture, produce, assemble, distribute and deliver the FTV™ and accessories, in accordance with the engineering designs, drawings and specifications and quality, durability, safety and similar requirements and tests as provided by Torvec, to such Agencies or Commercial Customers for such specified uses.

Now therefore, based upon these promises and other good and valuable consideration, receipt of which is hereby acknowledged by each of the parties hereto, Torvec and ZT, and each of them, hereby agree as follows:

1. ZT will solicit, procure and deliver to Torvec purchase orders and/or grants from the Agencies and/or Commercial Customers for the purchase of FTVs™ and accessories directly from Torvec, which purchase orders or grants shall specify the exact identity of the Agency or Commercial Customer making the purchase, the exact number of FTVs™ and accessories purchased, the aggregate purchase price to be paid, the method, timing and manner of payment, the delivery date(s), the method, timing and manner of delivery, the specific purpose(s) for which the FTVs™ and accessories are to be used and such other items as the parties may mutually agree upon. Each such purchase order and/or grant shall either be accompanied by the full purchase price in cash or other negotiable instrument, the amount granted or be factorable, that is, capable of being converted by Torvec into immediately available funds equal to the full amount of the purchase price, less the costs of factoring, by presentation in the normal course to any U.S. or State commercial banking or similar financial facility ("Purchase Order").

Each such Purchase Order shall be issued to and in the name of Torvec as seller and the Agency or Commercial Customer as purchaser.

2. Torvec will collect the full amount of the purchase price or grant or will factor each such Purchase Order, will collect all monies made available by the commercial banking or similar financial facility and will, by wire, transfer directly to ZT's account at Bank of America 45% of the aggregate total amount of the purchase price, of the amount granted or of the net amount factored with respect to the base model and accessories in accordance with this paragraph by Torvec within three business days after Torvec has received the funds. Upon completed production by ZT of all FTVs™ and accessories purchased by an Agency or Commercial Customer under a given Purchase Order, Torvec will wire transfer directly to ZT's account at Bank of America 5% of the aggregate total amount of the purchase price, of the amount granted or of the net amount factored with respect to the base model and accessories in accordance with this paragraph by Torvec within three business days after such completed production.

If a Purchase Order received by Torvec from an Agency or Commercial Customer requires a customized modification(s) of the FTV™ and/or any accessories to the FTV™, which is designed and fabricated by ZT, then ZT will receive 70% and Torvec will receive 30% of the revenue received which is in excess of the base model purchase price of the FTV™ and any accessories without such customized modification(s).

3. ZT will, upon receipt of 45% of the funds generated by any Purchase Order with respect to the base model and accessories and 70% of the revenues generated by any customized modification(s) and a copy of the Purchase Order from the Agencies or Commercial .Customers, manufacture, produce, assemble, distribute and deliver all of the FTVs™ and accessories ordered pursuant to and in accordance with the terms and conditions set forth in each Purchase Order as provided to Torvec by the Agencies or Commercial Customers.

Upon receipt of 45% of the funds generated by any Purchase Order with respect to the base model and accessories and 70% of the revenues generated by any customized modification(s), ZT will immediately commence its obligations as specified in this paragraph and shall deliver all of FTVs™ and accessories subject to each Purchase Order in the manner and within the time periods as shall be specified in any such Purchase Order.

4. Torvec will, within a reasonable period of time after the execution of this Agreement, deliver to ZT all engineering designs, drawings and specifications as well as quality assurance procedures, durability, safety and test data and all other documents related to the FTV and associated OEM specifications and similar drawings, data and tests mutually agreed to be appropriate to enable ZT to perform its obligations set forth in paragraph 3 of this Agreement.

Torvec shall undertake to provide ZT from time to time with any and all updates, revisions and modifications it deems necessary including service bulletins or similar documents or correspondence that through Torvec's ongoing research and development process illustrate changes or improvements to engineering designs, drawings and specifications, and quality, durability, safety and similar requirements and tests of components of the FTV™. ZT undertakes to suggest to Torvec from time to time any and all concepts, ideas, drawings and information conducive to the efficient and cost effective marketing, manufacture, production, distribution and delivery of the FTVs™ and accessories pursuant to Agency or Commercial Customer Purchase Orders.

5. ZT will market, manufacture, produce, assemble, distribute and deliver FTVs™ and accessories in accordance with this Agreement solely pursuant to the designs, drawings and specifications (as updated, revised or modified from time to time) provided to it by Torvec in accordance with paragraph 4 hereof. Further, ZT's performance of its obligations under this Agreement will at all times be subject to the supervision and control of Torvec to insure the performance, durability, safety and quality of all FTVs™ and accessories manufactured, assembled, produced, distributed and delivered by ZT hereunder.

6. Torvec will prepare and furnish to ZT sufficient quantities of any existing Technical Manuals used for manufacturing the FTV™, and together, Torvec and ZT will develop the OEM Manual illustrating integration of the Torvec FTV™ technology and other non-Torvec OEM components as the final version of the FTV™.

Torvec will prepare and furnish to ZT sufficient quantities of an Owners . Manual to enable ZT to deliver and ZT shall deliver such Owners Manual to each Agency or Commercial Customer purchasing the FTVsTM and accessories concurrently with the delivery of such FTVsTM and accessories purchased.

In addition, Torvec will prepare and furnish to ZT sufficient quantities of a Service Manual to enable ZT and ZT agrees to service, repair, manufacture, produce, assemble and deliver substituted parts on an expedited basis to the extent the parties agree that such service, repair, maintenance and substitution of parts is necessary and/or conducive to maintaining the reputation of Torvec and/or the continued enhancement of the market of the FTV™. Gross revenues generated by the sale of spare parts shall be split 70% to ZT and 30% to Torvec.

Torvec and ZT will cooperatively develop a training program for technicians.

7. Torvec will provide a warranty for the design of its patented steering drive system and sub-structure. Any OEM warranties will be passed on to the Agencies and Commercial Customers. ZT will provide a warranty for manufacturing defects. These warranties will be included in all manuals developed by Torvec.

Other than as agreed to pursuant to this paragraph, neither ZT nor Torvec will warrant, guarantee or assure the Agencies or Commercial Customers that any FTV™ and accessories will perform, operate or be fit for a particular use or purpose. To this end, Torvec will prepare and deliver to ZT for its marketing use any and all brochures, tapes, pictures, CD-Roms, videos, internet presentations, literature and all other publications (including instructions as to manner of use) that the parties believe are necessary or appropriate with respect to publicity pertaining to the marketing of the FTV™.

8. All FTVs™ and accessories marketed for sale, manufactured, produced, assembled, distributed and delivered by ZT pursuant to this Agreement will have imprinted thereon such marks, labels and/or other identifying characteristics as Torvec deems necessary and/or appropriate to assure the protection of Torvec's proprietary intellectual property and know-how embodied in the FTVs™ and accessories and registered under its trademark (FTV™).

9. In consideration of the performance of its obligations in accordance with this Agreement, Torvec will retain as payment for the sale of all FTVs™ and accessories pursuant to each Purchase Order as provided to it by the . Agencies or Commercial Customers, 50% of the total amount of the purchase price, of the amount granted or of the net amount factored with respect to the base model and accessories and 30% of the revenues generated by any customized modification(s) for its general corporate purposes.

10. Each partys indemnify and hold the indemnified party harmless for any and all damages and fines, actual and punitive, including but not limited to attorneys' fees and other costs of the indemnified party's defense arising out of and/or pertaining to the indemnifying party's performance or non-performance of its obligations under and pursuant to this Agreement.

11. This Agreement shall constitute an exclusive contract with respect to the marketing, sale, manufacture, delivery and servicing of FTVs™ and accessories to the Agencies or Commercial Customers as described herein and shall not be terminated by either ZT or Torvec, except upon the occurrence of any of the following:

a. The inability of either party to perform its obligations as described hereunder, upon notice by the performing party to the nonperforming party setting forth the exact nature of such nonperformance which is not cured by the nonperforming party I within thirty days of the delivery of such notice;

b. the bankruptcy or receivership of either party;

c. a change in control of Torvec (within the meaning of section 13 of the Securities Exchange Act of 1934). Torvec agrees that it will cause any acquirer to assume all obligations and benefits under this Agreement. In the event that Torvec is not able to cause the acquirer to assume this Agreement, it will require the acquirer to compensate ZT for all actual costs incurred by ZT which are associated with this Agreement, including but not limited to inventory and capital expenditures as of the date on which Torvec shall notify ZT of an acquisition which would result in a change of control;

d. a change of control of ZT (within the meaning of section 13 of the Securities Exchange Act of 1934) without the express written consent of Torvec; or

e. intentional bad faith or misconduct by either party which will damage the reputation and goodwill of the non-offending party.

12. Other than as set forth in paragraphs 11 c and d above, this Agreement shall not be assigned, transferred, pledged or in any manner result in the substituting of any person or entity other than Torvec or ZT as the performing parties under this Agreement, it being understood that this Agreement is being entered into based upon the unique qualities, characteristics and capabilities of one party in relation to the other.

13. Torvec will have the right to disclose the existence of this Agreement, the identity of the parties hereto, including the identity and business capabilities of ZT's associates, and the subject matter set forth herein at its absolute discretion. Torvec shall also have the right to reasonably restrict and cause ZT to reasonably restrict the disclosure of the existence of this Agreement, the identity of the parties hereto and the subject matter set forth herein provided that any such restrictions will not impact ZT's ability to market, sell or manufacture the FTV™.

14. Except when an interpretation of federal securities laws otherwise would require, this Agreement and its interpretation shall be governed by the laws of the State of New York, without giving effect to the conflicts of law provisions thereof.

15. All notices required or appropriate to be given pursuant to this Agreement shall be deemed sufficiently given if provided in writing one to the other-

a. By certified mail, return receipt requested, if to Torvec to:

Richard Ottalagana

Chief Executive Officer

Torvec, Inc. Powder Mill Office Park

1169 Pittsford-Victor Road Suite 125

Pittsford, New York 14534

If to ZT to:

Milan Kluko

Managing Director

ZT Technologies, Inc.

11611 North Meridian Street Suite 110

Carmel, Indiana 46032; or .

b. Bye-mail, if to Torvec to:

Otto@Torvec.com

If to ZT:

mKluko@fountainheadEngineering.com

16. Torvec and ZT agree that this Agreement represents the first arrangement between them. Torvec agrees to review in good faith any good faith proposal submitted to it by ZT with respect to the expansion of this Agreement to cover the international markets. Torvec and ZT also agree that they shall, in good faith, engage in discussions leading to a new arrangement between the parties including but not limited to a joint venture relationship between the parties.

17. This Agreement is executed as of the date, month and year set forth above. This Agreement shall become effective automatically and without any further action of the parties hereto only upon the receipt by Torvec of a Purchase Order(s) for at least five FTV™ units submitted to it by an Agency and/or Commercial Customer.

In Witness Whereof, the parties to this Agreement have duly executed this Agreement on the date, month and year set forth above.

ZT Technologies, Inc.	Torvec, Inc.

By /s/ Milan Kluko Milan Kluko, Managing Director	By /s/Richard Ottalagana Richard Ottalagana, Chief Executive Officer

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

Date: November 15, 2004	/S/Richard E. Ottalagana Richard E. Ottalagana Chief Executive Officer

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

Date: November 15, 2004	/S/Philip A. Fain Philip A. Fain Chief Financial Officer

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
November 15, 2004

/S/Philip A. Fain
Philip A. Fain
Chief Financial Officer
November 15, 2004

Issuer Statement

A signed original of this written statement required by Section 906 has been provided to Torvec, Inc. and will be retained by Torvec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.