Form 10KSB
period 2004-12-31
TORVEC INC
filed 2005-04-11
CIK 1063197

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
               ENDED DECEMBER 31, 2004

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
  incorporation or organization)

            1169 Pittsford-Victor Road

            Building 3, Suite 125

            Pittsford, New York                                                                                                14534
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

               State issuer's revenues for its most recent fiscal year.     $0.00

               State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12(b)-2 of the Exchange Act).     $52,929,735

               Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

               Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes                    No

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 29,194,536.

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

PART I

THE COMPANY

Item 1.     DESCRIPTION OF BUSINESS.
(a)	History and Development of Our Inventions

               Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the company acquired numerous patents, inventions and know-how developed for more than thirty years by Vernon E. Gleasman and members of his family. Upon its incorporation, the company commenced the development of its full terrain vehicle ("FTV™") - the merger of the speed and handling of a truck with the full terrain capability of a tracked vehicle. Through the ongoing creation, development and improvement of its FTV, the company developed the following inventions relating to seven distinct fields of automotive and related technology, each of which having individual commercial potential:

	(i)	Iso-torque™ differential (next generation of Torsen® differential - see "Torsen" on Google websearcher);

	(ii)	infinitely-variable transmission;

	(iii)	steering drive and suspension system for tracked vehicles;

	(iv)	high speed, steel-reinforced rubber tracks;

	(v)	hydraulic pump and motor;

	(vi)	spherical gearing constant velocity mechanism;

	(vii)	ice adhesion modification system.

               As a family, the Gleasmans manufactured, operated and sold their own innovative products and companies for the 30 years prior to the company's incorporation. The Gleasmans knowledge of the automotive industry and its trends was the basis of the invention of the company's FTV. The Gleasman's creativity, experience and expertise have been recognized worldwide - in particular, Vernon E. Gleasman was the recipient of the Society of Automotive Engineers' 1983 Schwitzer Award for the most innovative new product at the Indianapolis 500 and the 2001 Distinguished Inventor of the Year Award granted by the Rochester Intellectual Property Law Association. In addition Vernon Gleasman has been nominated for the Lemelson-MIT prize, one of, if not the, most prestigious engineering awards in the world. For further information on this prize please see www.lemelson.org.

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

               The company intends to incorporate all of the above-referenced inventions into its FTV and commercialize the FTV as a stand alone vehicle. However, each of the company's inventions can be commercialized on an individual basis and the company intends to sell, license and/or jointly commercialize each of its inventions separately in order to generate monies necessary to fully develop and commercialize the company's FTV.

               The company and its subsidiaries rely on the services of three officers, those of its management consulting firm, CXO on the GO, LLC, and on the full-time services of Keith and James Gleasman as consultants.

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

               The company's FTV prototype is a new type of vehicle, that management believes combines the high speed capabilities of trucks and cars with the high traction capabilities of tracked vehicles.  The company has tested the FTV prototype over the past 4 years. It has demonstrated the FTV in person to representatives of many Tier I and Tier II automotive and truck componentry suppliers who are potential joint venture suppliers of the company's FTV. The company's overall strategy with respect to its FTV is to realize the capital necessary to launch the FTV through the sale or license of one or more of the company's patented technologies.

               Based upon these tests, demonstrations and the reaction of industry representatives, the company believes it has shown that the FTV is relatively easy to drive and steers as easily as a car and that it has shown that this tracked vehicle can traverse almost any terrain, with speeds of up to 60 mph being attainable on pavement and other relatively flat surfaces. The company also believes that it has shown that the FTV is also environmentally sensitive since its low ground pressure, less than 2 pounds per square inch, does not damage paved road surfaces or leave ruts or cause potholes on unpaved surfaces. The FTV is able to perform as it does because of its unique steering mechanism, which is protected by several U.S., European and Japanese patents. This steer-drive mechanism can best be described in engineering terms as a hydro-mechanical steering mechanism. The "mechanical" portion is manufactured from conventional, high volume gearing, while the "hydro" portion is our patented hydraulic pump and motor. Conventional hydraulic pumps and motors are large, noisy and inefficient at low revolutions per minute. The company believes its patented hydraulic pump and motor has solved these problems.

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

Torvec's ISO-Torque™ Differential

               In 1951, Vernon E. Gleasman invented the dual-drive differential (the Torsen®). For the next thirty years, Vernon Gleasman and his sons manufactured and marketed this differential for the military, for incorporation in high performance cars, off road cars and 4x4 trucks. In 1982 the Gleasmans sold the Torsen differential to Gleason Corporation (for further information on the Torsen, explore "Torsen" on the Google websearcher).

               The company's ISO-Torque differential is a dramatically less expensive more efficient and lighter improvement on the Torsen. The Torsen is standard equipment on many major automobiles including Lexus, Toyota, Audi, Land Rover, GM vehicles and others. The major hurdle to the Torsen's utilization in a larger percentage of cars and trucks is price and weight. The company believes that the ISO-Torque differential eliminates these barriers.

Torvec's Infinitely Variable Transmission - Hydraulic Pump/Motor

               The company's infinitely variable transmission is a transmission that provides an uninterrupted drive through an infinite number of speed ratios, allowing ideal torque flow to propel the vehicle while permitting the engine to run at optimum efficiency. The company believes that the next generation of diesel engines with state-of-the-art electronics will allow interfacing and provide the necessary mechanisms to adequately control the infinitely variable transmission. Industry data has shown that the use of continuously variable and infinitely variable transmissions improves the fuel efficiency of all engines (gas/diesel), thus leading to reduced pollution. The company believes that its infinitely variable transmission will permit automotive diesel/gasoline engines to operate at ideal combustion rates which will reduce pollution and provide improved fuel economy under normal operations.

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

               --interchangeability, i.e. Torvec's infinitely variable transmission fit in the same space as an existing automatic transmission, thus, eliminating the need for major costly design changes to car and truck frames.

               The company's patented infinitely variable transmission dramatically reduces weight, complexity and cost compared to previously designed pumps and motors. More specifically, a commercial hydraulic pump and motor that is 12.7 cubic inch displacement weighs approximately 360 pounds compared with the company's equivalent pump and motor which weighs approximately 80 pounds.

Spherical Gearing Constant Velocity Mechanism

               The company's constant velocity mechanism features a new form of gearing - spherical gearing - which is based upon the geometry of spheres rather than conventional gear geometry of cylinders and cones. The company has developed this spherical gearing to replace constant velocity joints used, among other places in all front wheel drive vehicles. The company's constant velocity joint is a departure from known designs and its efficiency and weight savings may provide significant competitive advantage in the annual constant velocity joint market of over 200,000,000 per year. The spherical gearing constant velocity mechanism has been prototyped in steel and constituted the basis for the Rochester Intellectual Property Law Association awarding Vernon Gleasman its Distinguished Inventor of the Year Award in 2001.

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

(c)     Our Ice Technology

               On November 29, 2000, the company acquired Ice Surface Development, Inc. ("ISDI"), from UTEK Corporation, 202 South Wheeler Street, Plant City, Florida 33566. As a result of the merger, the company acquired a 20-year, exclusive worldwide license granted by the Trustees of Dartmouth College for land-based motorized applications to a novel ice adhesion modification system developed by Professor Victor F. Petrenko at Dartmouth's Thayer School of Engineering. Our subsidiary, ISDI, is in the process of developing Dr. Petrenko's theoretical constructs into practical, demonstrable ice technology - see our web site www.torvec.com and the web site of our subsidiary ISDI-www.icesurfacedev.com.

The Ice technology as being developed by ISDI may allow for the rapid deicing of vehicle services utilizing three variations for deicing and corresponding process technologies:

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

               Aside from being designed to repel ice on glass and other surfaces, our ice technology may also increase the traction of rubber on ice. New ice traction systems based upon this technology could give vehicles, including the FTV, as much traction on ice as if they were driving on dry pavement. Vehicles could one day be equipped with "smart" tracks that grab ice.

               The company acquired ISDI from UTEK to integrate the Dartmouth de-icing technology into its FTV™ as well as to sub-license the technology for a wide-assortment of land-based motorized vehicle applications (e.g. cars, trucks, trains and trailers), including their components (e.g. windshields).

(d)     Current Status of Product Development

See Management's Discussion and Analysis or Plan of Operation, page 22.

(e)     Competition and Market Acceptance

               The company believes that its automotive technology is superior to similar products manufactured in the automotive industry and in some instances represents a true paradigm shift with respect to presently known technology. However, once the company commences operations, it will be competing against companies that have significantly greater financial, marketing and operating resources than the company. The company also believes that no other company in the world possesses the right to commercialize technology similar to its ice technology in the motorized, land-based vehicle field.

               The company's immediate future development is dependent upon its ability to successfully interest one or more strategic partners (either an automotive OEM and/or first tier supplier) in acquiring one or all of the company's technologies to fund the company's manufacture and marketing of its FTV™. It is also dependent upon acceptance of the FTV vehicle especially in the Asian, African, South and Central American markets.

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

Item 2.     DESCRIPTION OF PROPERTY.

               The company has leased premises at Powder Mills Office Park, 1169 Pittsford-Victor Rd., Suite 125, Pittsford, New York 14534 for use as its executive offices. The lease is for a period of 3 years, commencing July 1, 2004 expiring on June 30, 2007 with rental payments throughout the period payable at the rate of $2,164.01 per month. The facilities consist of 1,737 square feet of rentable space and provide for 2 conference rooms, 3 offices and a storage area. The company is also responsible for its share of real estate taxes, certain maintenance and repair costs, and increases in utility costs associated with the premises.

               On August 1, 2004, the company leased premises consisting of a 520 square foot automobile bay and utilization of a 7,000 lb. lift for a term of six months at a rental rate of $600 per month. The lease arrangement permitted the company to have access to a state-of-the-art mustang dynamometer. On December 31, 2004, the company purchased from the previous owner, the dynamometer, the 7,000 lb. lift, a compressor as well as the dynamometer pit and fixtures, fluorescent lighting, HUBC hoses and blowers and assumed the lease and lease agreement from the previous tenant for the entire premises, consisting of a 3,932 sq. ft. facility, including 3 automobile bays. The lease term expires on February 28, 2007 with a monthly rental of $2,100.

                On March 1, 2005 the company entered into a 12 month lease with a shareholder pursuant to which the company rents a 3,131 square foot facility consisting of a 308 square foot office, and a 231 square foot conference room and a 2,592 square foot shop and manufacturing facility. The company is furnished with the services of three engineers and two machine operators at the facility. The company is obligated to pay 10,000 shares of its common stock on a monthly basis for the facility and services.

Item 3.     LEGAL PROCEEDINGS.

               On October 26, 2004, the company commenced an action in the United States District Court for the Western District of New York against ZT Technologies, Inc., an Indiana corporation based in Carmel, Indiana.

              The suit petitioned the Court to declare the July 21, 2004 agreement between the parties to be ineffective and unenforceable as between the parties and with respect to any third party.

              The parties contemplate entering into a Settlement and Mutual Release of Claims agreement by virtue of which each party will pay its own attorney's fees, and the July 21, 2004 agreement between the company and ZT Technologies, Inc. will be declared ineffective and unenforceable as between the parties.

              There is no other litigation involving the company. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the company.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               There were no matters submitted to the company's shareholders during the fourth quarter of the company's fiscal year ended December 31, 2004.

Subsequent Event

                The annual meeting of the company's shareholders was held on January 27, 2005. At the meeting, at which a quorum of the requisite number of shares under the company's bylaws for the conduct of business was present either in person or by proxy, the following items were voted on by the shareholders with the following results:

1.     Election of Directors

Election of Directors	For	Withheld

Read D. McNamara	25,825,988	140,000

Keith E. Gleasman	25,718,288	247,800

Herbert H. Dobbs	25,908,788	57,300

James A. Gleasman	25,850,588	115,500

Gary A. Siconolfi	25,833,562	132,526

Joseph Alberti	25,884,522	81,566

Daniel R. Bickel	25,923,788	42,300

2.     Ratification of the appointment of Eisner LLP by the audit committee of the board of directors as independent auditors for the fiscal year ending December 31, 2004.

For	Against	Abstained

25,885,713	63,705	17,300

PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)     Market Information

               Effective September 23, 1998, the company's $.01 par value common stock, as a class, was registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. As a result, shares of the company's common stock which had been owned for one year or more became eligible for trading on the over-the-counter bulletin board maintained by the National Association of Securities Dealers, Inc. on December 22, 1998. The company's stock began trading on January 21, 1999 at $12.00 per share. The company has approximately 10 market makers for its common stock.

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

2003	High	Low
1st Quarter	$.95	$.62
2nd Quarter	$3.00	$.53
3rd Quarter	$2.85	$1.55
4th Quarter	$2.60	$1.40

2004	High	Low
1st Quarter	$8.99	$1.75
2nd Quarter	$9.98	$5.15
3rd Quarter	$6.95	$3.60
4th Quarter	$7.05	$3.15

(b)     Holders of Common Stock

               As of December 31, 2004, the company had approximately 285 shareholders of record and an estimated 2,000 beneficial owners of its common stock. As of December 31, 2004, the company had 29,043,653 shares of its common stock issued and outstanding.

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

               The payment of dividends on the company's common stock is limited by provisions of the New York State Business Corporation Law requiring that dividends be paid only if, after payment, its net assets at least equal its stated capital. Payment of dividends on common stock is also subordinated to the requirement that the company pay all current and accumulated dividends on its Class A and Class B Preferred Shares prior to the payment of any dividends on its common stock.

(d)     Securities Authorized for Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,723,895	$4.92	276,105 (1)
Equity compensation plans not approved by security holders (2) (3) (4)	777,400	$0.09	(1) (2)-(4)
Total	2,501,295	$3.42	276,105 (1) (2)-(4)
(1)	As of December 31, 2004.
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

(3)

The company granted 940,000 warrants to a management consulting firm during 2004 of which 345,600 were exercised in 2004. An indeterminate number of additional warrants are issuable in the future under the company's agreement with the firm. See footnote J to the company's financial statements on page 39.

(4)

The company is obligated to issue up to 12,000 warrants per annum to each nonmanagement director under its Nonmanagement Directors Plan and up to an additional 5,000 warrants per annum to the chairman of the company's audit committee. 53,000 warrants were issued in 2004. (see Note H[8])

(e)     Class A Preferred Stock

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

          Additional shares of Class A Preferred have been sold from time to time in a number of private placements. In 2003, 15,687 shares were sold to a private investor. On March 19, 2004 the company sold 62,500 Class A Preferred Shares to each of three shareholders for $250,000 per investor. The company also sold 50,575 Class A Preferred Shares to a shareholder for $202,300 at various times in 2004.

            During 2004, Class A Preferred holders converted 38,500 Class A Preferred into 38,500 common shares and received dividends of 8,031 Class A Preferred upon conversion. In 2005, these shares issued as dividends were converted into 2,550 common shares.

Subsequent Event

In March, 2005, the company sold an additional 47,500 Class A Preferred to the same shareholder for aggregate proceeds of $190,000.

(f)     Class B Preferred Stock

               On October 19, 2004, the company incorporated Iso-Torque Corporation in order to commercialize its Iso-Torque™ technology.

               In September, 2004, the company created a new series of preferred stock-Class B Non-Voting, Cumulative Convertible Preferred Stock ("Class B Preferred") to fund the business operations of Iso-Torque Corporation. The company authorized 300,000 Class B Preferred, has sold 42,500 shares and received proceeds of $212,500 based upon a selling price of $5.00 per share.

               The designation, relative rights, preferences and limitations of the Class B Preferred, as fixed by the Board of Directors, are as follows:

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

(2)        For each redemption, the Redemption Price for each Class B Preferred Share shall be equal to the sum of $5.00 per Class B Preferred Share payable- in cash, plus an amount payable (not withstanding the provisions of Section B(2) in cash equal to the sum of all accumulated unpaid dividends per Class B Preferred Share (including a prorated annual dividend from the last Dividend Accrual Date) to the respective date for each redemption on which the Corporation shall redeem any Class B Preferred Shares (the "Redemption Date").

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

F.

The holders of Class B Preferred Shares are not to be entitled to vote in any and all elections of directors and with respect to any and all other -matters as to which the vote or consent of shareholders of the Corporation shall be required or taken.

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

(a)     Overall Business Strategy
The company's overall business strategy relating to the commercialization of its technologies is:

o

to license or sell any one or all of our technologies (i.e. the infinitely variable transmission, the hydraulic pump/motor system, the Iso-Torque™ differential, the spherical gearing constant velocity joint mechanism, the ice technology) in order to provide the capital management believes is necessary to successfully implement its stated goal to manufacture and market its FTV™ worldwide, especially in the Asian, African, South and Central American, and Eastern European markets.

The company's plan of operation relative to its automotive inventions during fiscal 2005 is:

o

to continue in collaboration with CXO on the GO, LLC, to develop, refine and implement the company's overall strategy described above by soliciting indications of interest from first-tier suppliers and/or automotive OEMs to license and/or purchase one or more of our technologies;

o	to complete the EPA city testing of our infinitely variable transmission in a gasoline powered Tahoe;

o

to build an infinitely variable transmission to enable us to enter into one or more joint ventures with strategic partners to offer complete diesel drive-train units to the U.S. military and for use in commercial vehicles, including Class 3 trucks and school buses;

o

to compete with our FTV™ in the 2005 Grand Challenge sponsored by the Defense Advance Research Project Agency (DARPA), the central research and development organization of the U.S. Department of Defense;

o	to build one or more Iso-Torque™ prototypes to showcase to automotive companies and first-tier suppliers;

o	to continue to improve the company's inventions and, where appropriate, to obtain patent protection on such new improvements.

               The company's website is www.torvec.com, and information regarding the company and all of its inventions can be found on such website.

               The company's overall business strategy relating to its ice technology is to

o	to continue our development efforts necessary to position the ice technology for sale or license to one or more candidates, whether domestic or foreign;

o	to license or sell the ice technology.

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

(b) Current Status of Product Development

               Based upon our experience and research to date, we believe the following inventions will eventually become commercially viable:

o o o o o o

the FTV™ , including the steering drive and suspension for tracked vehicles;

the Iso-Torque™ differential;

the infinitely variable transmission;

the hydraulic pump and motor;

spherical gearing constant velocity mechanism;

the ice technology.

These inventions are in the following stages of development.
o

The Iso-Torque™ differential - patent protection for this invention was issued July 8, 2004. Through our wholly-owned subsidiary, Iso-Torque Corporation, we anticipate building one or more prototype Iso-Torques and expect to showcase the new differential to the military as well as automotive, truck, and bus manufacturers and first-tier suppliers.

o

The infinitely variable transmission - the prototype which incorporates our hydraulic pump and motor, was installed in a 2003 Dodge Ram 3/4 ton 4x4 quad cab pickup truck, using an electronically controlled 2004 emissions compliant Cummins turbo-diesel engine. In the fall of 2003, we successfully completed tests which demonstrated that the truck generated:

- - -

a 96% improvement in fuel mileage over that obtained by a gasoline-powered, 4-speed automatic 4x4 truck of comparable weight and horsepower to the most popular SUVs;

a 38.5% improvement in fuel efficiency over a same-model Dodge 4x4 diesel truck with 4-speed automatic, and a 28.5% improvement in fuel efficiency over a same-model Dodge 4x4 diesel truck with a manual transmission.

The company's tests conducted under the supervision of personnel at the U.S. Environmental Protection Agency's National Vehicle and Fuel Emissions Laboratory, Ann Arbor, Michigan in late May, 2004 demonstrated that our 12.2 cubic inch displacement hydraulic pump achieved significant efficiencies operating at 300 to 700 revolutions per minute (rpm) and 200 to 1,400 pounds per square inch (psi). These results confirmed that a fully-loaded vehicle, such as an SUV, equipped with our hydraulic pump/motor system (which is the heart of the IVT) will be capable of achieving city-driving start-up speeds in excess of 20 mph at between 700-750 rpm while the same SUV, equipped with an automatic transmission incorporating a torque converter, would only be idling at the same rpm, requiring approximately 2500 rpm to attain a speed of 20 mph from start-up. The lower the rpm, the greater the fuel savings. The greater the fuel savings, the less fuel emissions. Since approximately 85% of U.S. produced vehicles have automatic transmissions and torque converters and since, according to EPA statistics, over 60% of all driving occurs in city conditions, the company believes that the evidence gathered at the EPA confirms its long-held view that the adoption of its IVT by the automotive industry will result in very significant fuel savings, both diesel and gasoline, as well as fewer emissions. We believe that it will be possible for gasoline powered vehicles equipped with our IVT to achieve in city driving approximately the same mpg as is currently achieved by those vehicles during highway operation.

We have installed the infinitely variable transmission in a 2004 gasoline-fueled Tahoe and are performing EPA city driving and other tests (some of which were suggested by auto manufacturers). The tests compare, among other items, the fuel efficiencies generated by the Tahoe running on a Mustang dynamometer equipped with the OEM automatic transmission (the "baseline tests") as against the same Tahoe running on the same dynamometer equipped with the company's infinitely variable transmission.

The company is conducting these tests using our own custom designed electronic engine control unit.

We are also in the process of building another infinitely variable transmission to enable our subsidiary, IVT Diesel Corp., to enter into one or more joint ventures with strategic partners to offer complete diesel drive-train units to the U.S. military and for use in commercial vehicles, including Class 3 trucks and school buses. We expect that the diesel drive-train units offered will be loaded with technology driven features which will significantly improve performance in the recipient vehicles. The combined technological improvements should result in fuel savings, lower environmental emissions, increased driving performance, enhanced safety and greater reliability and durability.

o

Through our wholly-owned subsidiary IVT Diesel Corp., we have entered the FTV™ in the 2005 Grand Challenge sponsored by the Defense Advance Research Project Agency (DARPA), the central research and development organization of the U.S. Department of Defense. The purpose of the DARPA Grand Challenge is to develop a fully autonomous (not remote controlled) vehicle needed by the U.S. military in the war against terror. The Challenge supports the Congressional mandate that 30% of all U.S. military vehicles be capable of autonomous navigation by 2015.

The 2005 DARPA Grand Challenge is a cooperative effort of IVT Diesel Corp., MotoTron (a subsidiary of Brunswick Corporation) and Traxen Corporation. MotoTron will provide the vehicle control system and suitable application support while Traxen will provide the sensor fusion software, obstacle detection components and appropriate application support for integration with the command and control systems.

The 2005 Grand Challenge will be held on October 8, 2005 in the desert Southwest. The team (and there were 195 entrants as of the February 11, 2005 deadline) that develops an autonomous ground vehicle that finishes the designated route most quickly within 10 hours will receive $2 million. The route will be no more than 175 miles over desert terrain featuring natural and manmade obstacles. The exact route will not be revealed until 2 hours before the event begins.

Teams must qualify in order to participate in the actual October 8, 2005 Challenge Event. The first step is submission of a video demonstration by March 11, 2005 to determine which teams advance to the Site Visit. The evaluation conducted at the Site Visit (to be held May 2-21, 2005) determines the teams eligible for entry to the National Qualification Event (September 28-October 6, 2005) at which final participants are determined. Of the 195 entrants, DARPA will select 40 as semifinalists for the NQE event and 20 finalists for the Challenge itself.

o	The constant velocity joint - the prototype is complete and is ready for comprehensive tests. A partner is being sought to further commercialization.

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

(c)    Company Expenses

              The net loss for the year ended December 31, 2004 was $9,805,000 as compared to the year ended December 31, 2003 net loss of $2,927,000. The increase in the net loss of $6,878,000 is principally related to increases in general and administrative expense.

               Research and development expenses for the year ended December 31, 2004 amounted to $2,165,000 as compared to $1,839,000 for the year ended December 31, 2003. This increase amounted to $326,000. This increase is attributable to increased costs associated with commercializing our technologies.

               General and administrative expenses for the year ended December 31, 2004 amounted to $7,932,000 as compared to $1,501,000 for the year ended December 31, 2003. This increase amounted to $6,431,000 and is principally due to the costs associated with warrants issued to our management consulting firm.

(d)    Liquidity And Capital Resources

               The company's business activities during its fiscal year ended December 31, 2004 were funded through the sale of 60,000 common shares to a major shareholder for $301,000, the sale of 235,770 Class A Preferred shares for approximately $943,000 and the sale of 42,500 Class B Preferred shares for $212,000.

               During the fiscal year ended December 31, 2004, the company issued 469,883 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work and litigation. As of December 31, 2004 there are 1,886,168 shares available for future grants under the plan.

               James and Keith Gleasman have developed a working arrangement with the company that assures the company with continued access to the Gleasmans' expertise without unduly burdening the company's financial statements with the continuing expense of consulting fees. Under this arrangement, James and Keith Gleasman will continue to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company. In addition, Keith Gleasman will continue to serve as President and as a director and James Gleasman will continue to serve as Chief Strategist, Investor Relations and as a director.

               For calendar 2005, each of the Gleasmans intends to sell, from his own personal holdings of Torvec, an average of approximately 500 common shares daily at prevailing market prices at the time of sale. The total number of shares sold under this plan, if all shares are sold, represents approximately 2% of the current Gleasman family holdings.

               At December 31, 2004, the company's cash position was $574,000, and the company had a working capital deficiency of $1,090,000. The company's cash position at anytime during the fiscal year ended December 31, 2004 was directly dependent upon its success in selling stock since the company did not generate any revenues. The company does not know whether it will generate revenues from its business activities during fiscal year 2005.

               At December 31, 2004, the company had accounts payable and accrued expenses of $1,785,000.

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

(e)    Subsequent Event

          On March 16, 2005, and March 25, 2005 a shareholder purchased an aggregate 47,500 Class A Preferred Shares for $190,000.

(f)    Critical Accounting Policies

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

(g)    Impact of Inflation

               Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during its fiscal year ending December 31, 2004.

(h)    Quarterly Fluctuations

               As of December 31, 2004, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

TORVEC, INC.

(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

TORVEC, INC. AND SUBSIDIARIES (a development stage company)
Contents

Page

Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated balance sheet as of 4	F-3

Consolidated statements of operations for each of the years in the two-year period ended
4 and for the period from September 25, 1996 (inception) through
4	F-4

Consolidated statements of changes in stockholders' equity (capital deficit) for the periods
from September 25, 1996 (inception) through 4	F-5

Consolidated statements of cash flows for each of the years in the two-year period ended
4 and for the period from September 25, 1996 (inception) through
4	F-9

Notes to consolidated financial statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Torvec, Inc.

We have audited the accompanying consolidated balance sheet of Torvec, Inc. (a development stage company), and its subsidiaries as of 4, and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended 4 and for the period from September 25, 1996 (inception) through 4 and changes in stockholders' equity (deficit) for the periods from September 25, 1996 (inception) through 4. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and subsidiaries as of 4, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended 4 and for the period from September 25, 1996 (inception) through 4, in conformity with U.S. generally accepted accounting principles.

Eisner LLP

New York, New York

March 30, 2005

With respect to Note A

April 5, 2005

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Consolidated Balance Sheet
ASSETS
Current assets:
Cash	$ 574,000
Prepaid expenses	149,000

Total current assets	723,000

Property and Equipment:
Office equipment	27,000
Shop equipment	79,000
Leasehold improvements	3,000
Transportation equipment	95,000

204,000
Less accumulated depreciation and amortization	77,000

Net property and equipment	127,000

Other Assets:
License, less accumulated amortization of $692,000	2,568,000
Deposits	2,000

Total Other Assets	2,570,000

$ 3,420,000

LIABILITIES
Current liabilities:
Accounts payable	$ 290,000
Accrued liabilities	1,495,000
Loans payable to stockholders and officers	28,000

Total current liabilities	1,813,000

Deferred revenue	150,000

Total liabilities	1,963,000

Minority interest	281,000

Commitments and other matters

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 100,000,000 shares authorized
3,300,000 designated as Class A Non-voting cumulative dividend $.40 per share, convertible preferred, 259,243
shares issued and outstanding (liquidation preference $1,150,063)	3,000
300,000 designated as Class B Non-voting cumulative dividend $.50 per share, convertible preferred, 42,500 shares issued and outstanding (liquidation preference $218,181)
Common stock, $.01 par value, 40,000,000 shares authorized, 29,043,654 issued and
outstanding	290,000
Additional paid-in capital	32,761,000
Due from stockholders	(3,000)
Deficit accumulated during the development stage	(31,875,000)

1,176,000

$ 3,420,000

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Consolidated Statements of Operations
			September 25,
			1996
			(Inception)
	Year Ended		Through
	December 31,		December 31,

Revenue	$ -	$ -	$ -

Cost and expenses:
Research and development	2,165,000	1,839,000	10,058,000
General and administrative	7,932,000	1,501,000	22,808,000

Loss before minority interest	(10,097,000)	(3,340,000)	(32,866,000)

Minority interest in loss of consolidated subsidiary	292,000	413,000	991,000

Net loss	(9,805,000)	(2,927,000)	(31,875,000)
Preferred Stock beneficial conversion feature	556,000		556,000
Preferred stock dividend	91,000	16,000	119,000

Net loss attributable to common stockholders	$(10,452,000)	$(2,943,000)	$(32,550,000)

Basic and diluted net loss attributable to common stockholders per share	$(0.37)	$ (0.11)

Weighted average number of shares of common
stock - basic and diluted	28,515,000	26,836,000

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)

For the Period from September 25, 1996 (Inception) through December 31, 2004
										Deficit
									Unearned	Accumulated
							Additional	Due	Compensatory	During the	Total
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity

Issuance of shares to founders					16,464,400	$ 165,000	$ (165,000)	$			$ 0
Issuance of stock for services					2,535,600	25,000	381,000				406,000
Sale of common stock - November ($1.50 per share)					64,600	1,000	96,000				97,000
Sale of common stock - December ($1.50 per share)					156,201	1,000	233,000				234,000
Distribution to founders							(27,000)				(27,000)
Net loss										$ (489,000)	(489,000)
Balance - December 31, 1996					19,220,801	192,000	518,000			(489,000)	221,000
Issuance of compensatory stock					1,000,000	10,000	1,490,000		$ (1,500,000)		0
Issuance of stock for services					12,000		18,000				18,000
Sale of common stock - January ($1.50 per share)					58,266	1,000	86,000				87,000
Sale of common stock - February ($1.50 per share)					75,361	1,000	112,000				113,000
Sale of common stock - May ($1.50 per share)					30,000		45,000				45,000
Issuance of stock for services					2,000		6,000				6,000
Sale of common stock - June ($3.00 per share)					73,166	1,000	219,000				220,000
Sale of common stock - July ($3.00 per share)					13,335		40,000				40,000
Sale of common stock - August ($3.00 per share)					60,567	1,000	181,000				182,000
Sale of common stock - September ($3.00 per share)					10,000		30,000				30,000
Sale of common stock - October ($3.00 per share)					7,000		21,000				21,000
Sale of common stock - November ($3.00 per share)					10,000		30,000				30,000
Sale of common stock - December ($3.00 per share)					100,000	1,000	299,000				300,000
Issuance of compensatory options to consultants							234,000		(234,000)		0
Compensatory stock and options earned									451,000		451,000
Distributions to founders							(338,000)				(338,000)
Net loss										(922,000)	(922,000)
Balance - December 31, 1997					20,672,496	207,000	2,991,000		(1,283,000)	(1,411,000)	504,000
Issuance of stock for services					1,000		3,000				3,000
Sale of common stock - May 11 to September 20 ($5.00 per share)					112,620	1,000	562,000				563,000
Sale of common stock - September 21 to December 31 ($10.00 per share)					25,500		255,000				255,000
Costs of offering							(60,000)				(60,000)
Compensatory stock and options earned									578,000		578,000
Contribution of services							15,000				15,000
Net loss										(2,122,000)	(2,122,000)
Balance - December 31, 1998					20,811,616	208,000	3,766,000		(705,000)	(3,533,000)	(264,000)
Issuance of stock for services					45,351		327,000				327,000
Sale of common stock - January 1 to August 9 ($10.00 per share)					80,670	1,000	806,000				807,000
Sale of common stock - August 10 to November 30 ($5.00 per share)					84,500	1,000	422,000				423,000
Issuance of compensatory options to consultants							2,780,000		(2,780,000)		0
Common stock issued- exercise of options					21,000		105,000				105,000
Compensatory stock and options earned									3,050,000		3,050,000
Contribution of services							15,000				15,000
Net loss										(4,788,000)	(4,788,000)

Balance - December 31, 1999					21,043,137	210,000	8,221,000		$(435,000)	(8,321,000)	(325,000)

See notes to consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)

For the Period from September 25, 1996 (Inception) through December 31, 2004

(continued)
										Deficit
									Unearned	Accumulated
							Additional	Due	Compensatory	During the	Total
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	from	Stock and	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity

Issuance of stock for services					196,259	$ 2,000	$ 838,000	$			$ 840,000
Sale of common stock - March 29 ($4.51 per share)					44,321		200,000				200,000
Sale of common stock - June 23 ($3.50 per share)					100,000	1,000	349,000				350,000
Acquisition of Ice Surface Development					1,068,354	11,000	3,394,000				3,405,000
Proceeds from exercise of put option					36,735	1,000	108,000				109,000
Compensatory stock and options earned									$ 435,000		435,000
Contribution of services							15,000				15,000
Net loss										$ (2,374,000)	(2,374,000)
Balance - December 31, 2000					22,488,806	225,000	13,125,000		0	(10,695,000)	2,655,000
Issuance of stock for liabilities					126,667	1,000	664,000				665,000
Issuance of stock for services					361,100	4,000	1,007,000				1,011,000
Issuance of option to consultant for services							398,000				398,000
Proceeds from exercise of put option					101,910	1,000	323,000				324,000
Contribution of services							15,000				15,000
Net loss										(3,871,000)	(3,871,000)
Balance - December 31, 2001					23,078,483	231,000	15,532,000		0	(14,566,000)	1,197,000
Exercise of warrants					124,448	1,000	126,000				127,000
Exercise of warrants					250,000	3,000	72,000				75,000
Loss on sale of minority interest							(232,000)				(232,000)
Sale of preferred stock and warrant	38,500						142,000				142,000
Issuance of stock for services					1,001,454	10,000	1,224,000				1,234,000
Issuance of options in settlement of liabilities and consulting fees							653,000				653,000
Issuance of warrants to chairman							690,000				690,000
Proceeds from exercise of put option ($.90 per share)					440,000	5,000	391,000				396,000
Common stock issued in exchange for loan					35,461		50,000				50,000

Sale of common stock - July ($1.45 per share)					46,897		68,000				68,000
Sale of common stock - August ($1.42 per share)					211,265	2,000	298,000				300,000
Sale of common stock - September ($1.42 per share)					140,845	1,000	199,000				200,000
Sale of common stock - December ($.91 per share)					109,890	1,000	99,000				100,000
Contribution of services							15,000				15,000
Issuance of warrant for financial services							8,000				8,000
Warrant issued in lieu of compensation							633,000				633,000
Issuance of shares in settlement of liabilities					190,965	2,000	267,000				269,000
Compensatory stock options							32,000				32,000
Employees/Stockholders Contribution of services in subsidiary							519,000				519,000
Net loss										(4,577,000)	(4,577,000)

Balance - December 31, 2002	38,500	0			25,629,708	$ 256,000	$ 20,786,000	$	$ 0	$ (19,143,000)	$ 1,899,000

See notes to consolidated financial statements.
TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2004
(continued)
										Deficit
									Unearned	Accumulated
							Additional	Due	Compensatory	During the	Total
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	from	Stockholders	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Sale of Common Stock - March ($0.90 per share)					111,112	1,000	$ 99,000	$	$		$ 100,000
Sale of Common Stock - June (0.80 per share)					250,000	3,000	197,000				200,000
Sale of Common Stock - September ($2.50 per share)					8,000		20,000				20,000
Advance settled with Common Stock - October ($2.50 per share)					10,000		25,000				25,000

Exercise of warrant for common stock - (December $0.50 per share)					250,000	2,000	123,000				125,000

Issuance of stock for services					753,824	8,000	842,000				850,000

Exercise of Warrants for $.01 per share					130,000	1,000	(1,000)				-
Exercise of Warrants for $.01 per share					50,000	1,000	(1,000)				-
Exercise of Warrants for $.01 per share					8,680						-
Exercise of Warrants for $.01 per share					2,500

Cashless exercise of put option					654,432	7,000	(7,000)				-

Sale of Class A Preferred Stock - September ($4.00 per share)	5,575						22,000				22,000
Sale of Class A Preferred Stock - December ($4.00 per share)	10,112	$1,000					40,000				41,000

Issuance of option for services							46,000				46,000

Issuance of options in settlement of liabilities and consulting fees							265,000				265,000

Contribution of services in subsidiary							173,000				173,000
Adjustment for equity issuances of subsidiary common stock							79,000				79,000
Class A Preferred stock issued	2,305						9,000				9,000

NET LOSS										(2,927,000)	(2,927,000)

BALANCE AT December 31, 2003	56,492	$1,000			27,858,256	$279,000	$22,717,000	$	$	$(22,070,000)	$927,000

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)

For the Period from September 25, 1996 (Inception) through December 31, 2004

(continued)

Class A Preferred Stock	Class B Preferred Stock	Common Stock	Additional Paid-In Capital	Due from Stockholders	Unearned Compensatory Stockholders' Options	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
Shares	Amount	Shares	Amount	Shares	Amount
Sale of Common Stock - June, 2004	60,000	$ 1,000	$ 300,000	$ 301,000
Issuance of common stock for services	469,883	4,000	2,348,000	2,352,000
Sale of Class A Preferred Stock ($4.00	203,117	$ 2,000	820,000	822,000
per share) - March
Sale of Class A Preferred Stock ($4.00	32,653	121,000	121,000
per share) - April
Conversion of Preferred Stock Class A	(41,050)	41,050	-
Preferred Dividend Class A attributable	8,031	-
to converted shares
Sale of Class B Preferred Stock ($5.00	20,000	100,000	100,000
per share) - September
Sale of Class B Preferred Stock ($5.00	22,500	113,000	113,000
per share) - October
Contribution of services	450,000	450,000
Exercise of warrants	268,865	3,000	(2,000)	1,000
Exercise of consultants warrants	345,600	3,000	(3,000)	-
Issuance of warrants for consulting	5,794,000	5,794,000
services

Net Loss	(9,805,000)	(9,805,000)
Balance at December 31, 2004	259,243	$3,000	42,500	29,043,654	$290,000	$32,761,000	$(3,000)	$	$(31,875,000)	$1,176,000

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Consolidated Statements of Cash Flows
			September 25,
			1996
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	4
Cash flows from operating activities:
Net loss	$ (9,805,000)	$(2,927,000)	$ (31,875,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	182,000	172,000	769,000
Minority interest in loss of consolidated subsidiary	(292,000)	(413,000)	(991,000)
Compensation expense attributable to common stock in
Subsidiary			619,000
Common stock issued for services	2,352,000	850,000	7,602,000
Contribution of services	450,000	240,000	1,509,000
Compensatory common stock, options and warrants	5,794,000	46,000	11,480,000
Changes in:
Prepaid expenses	(141,000)	2,000	11,000
Deferred revenue			150,000
Accounts payable and accrued expenses	657,000	1,021,000	3,693,000
Other Assets - Deposits	(2,000)		(2,000)

Net cash used in operating activities	(805,000)	(1,009,000)	(7,035,000)

Cash flows from investing activities:
Purchase of equipment	(135,000)	(1,000)	(204,000)
Cost of acquisition			(16,000)

Net cash used in investing activities	(135,000)	(1,000)	(220,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	271,000	444,000	6,488,000
Net proceeds from sales of preferred stock	1,187,000	72,000	1,369,000
Net proceeds from sale of subsidiary stock		234,000	234,000
Proceeds from loan			29,000
Repayments of loan		(2,000)	(29,000)
Proceeds from (repayment of) stockholders' loans and advances		25,000	103,000
Distributions			(365,000)

Net cash provided by financing activities	1,458,000	773,000	7,829,000

Net increase (decrease ) in cash	518,000	(237,000)	574,000
Cash at beginning of period	56,000	293,000

Cash at end of period	$ 574,000	$ 56,000	$ 574,000

Supplemental disclosure of noncash investing and
financing activities:
Issuance of common stock, warrant and options in
settlement of liabilities, except notes payable		$ 265,000
Preferred Dividends paid in Preferred Stock	$32,000
Advance settled with common stock		25,000
Cash paid for interest		1,000

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2004

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

For the period from inception through December 31, 2004, the Company has accumulated a deficit of $31,875,000, and at December 31, 2004 has a working capital deficiency of $1,090,000 and has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The Company's efforts have been principally devoted to research and development, raising capital and marketing of principal products. Substantial additional financing will be required by the Company to fund its activities. In the circumstances the Company has established a budget to provide for its continued operations through December 31, 2005. On April 5, 2005, the Company had secured a funding commitment from a stockholder to fund operations, and other special projects on an as needed basis, of approximately $360,000 through December 31, 2005. In addition to the funding commitment, the stockholder purchased 47,500 shares of its Class A Preferred Stock for $190,000 on March 16, 2005.

On November 29, 2000, the Company acquired Ice Surface Development, Inc. ("Ice") (incorporated on May 2, 2000) for 1,068,354 shares of common stock valued at approximately $3,405,000. The acquisition was accounted for under the purchase method. On March 31, 2002, the Company granted to three former officers of the Company 28% of Ice in exchange for previously granted fully vested options (see Note I[1]). The exchange was valued at $618,000 based upon the estimated fair value of the options cancelled. The difference between the Company's deemed proceeds of $618,000 and the carrying portion of the Company's investment deemed sold of $850,000 is reflected as a reduction of paid in capital in stockholders' equity.

Note B - Summary of Significant Accounting Policies

[1]   Consolidation:

The financial statements include the accounts of the Company, its majority-owned subsidiary, Ice (69.26% owned at December 31, 2004), and its wholly owned subsidiary Iso-Torque Corporation. All material intercompany transactions and account balances have been eliminated in consolidation.

[2]   Property and Equipment:

Equipment, including a prototype vehicle, is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are being amortized over shorter of lease term or useful life.

[3]   Research and development and patents:

Research and development costs and patent expenses are charged to operations as incurred.

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2004

Note B - Summary of Significant Accounting Policies (continued)

[4]   License:

Through December 31, 2004, the license was being amortized over its estimated useful life of approximately 19 years which correlates to an underlying patent. Charges for amortization in each of the years ended December 31, 2004, and 2003 was $169,000. Such amortization expense is included in research and development expense. Effective January 1, 2005, the Company has changed its estimate of economic useful life to 3 years.

Total future amortization of the license are as follows:

Year Ending
December 31,	Amount

2005	$ 856,000
2006	856,000
2007	856,000
$ 2,568,000

[5]   Use of estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates are used in valuing assets and determining the useful life of such assets. Actual results could differ from those estimates.

[6]   Loss per common share:

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2004 and 2003 the Company excluded 2,832,435 (excluding 500,000 warrant subject to exercise conditions) and 2,543,300 potential common shares, respectively, relating to convertible preferred stock outstanding options and warrants from its diluted net loss per common share calculation because they are anti-dilutive.

[7]   Fair value of financial instruments:

The carrying amount of cash, accounts payable and accrued expenses approximates their fair value due to the short maturity of those instruments. The fair value of loans payable to stockholders and officers are not readily determinable due to the related party nature of those items.

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2004

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

The Company applies APB No. 25 and related interpretations in accounting for its employee and director stock options. Had compensation cost for the Company's stock options been determined based upon the fair value of awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss attributable to common stockholders and related pro forma per share amounts would be as follows:

	Year Ended
	December 31,
	2004
Net loss attributable to common stockholders	(10,452,000)	(2,943,000)
Add stock-based compensation expense under APB No. 25
included in net loss	297,000	-
Less stock-based compensation expense under SFAS No. 123	(297,000)	(458,000)

Pro forma net loss attributable to common stockholders	$(10,452,000)	$(3,401,000)

Basic and diluted net loss attributable to common stockholders per share	$ (0.37)	$ (0.11)

Pro forma basic and diluted net loss attributable to common stockholders per share	$ (0.37)	$ (0.13)

The fair value of options was estimated using the Black-Scholes option pricing model utilizing the following assumptions:  risk free rate of 3.85%; expected option life 10 years; expected stock volatility of 1.64%; and expected dividend yield 0%.

[9]   Revenue recognition:

Revenue in connection with the granting of a license to Variable Gear LLC (Note I[2]) is to be recognized when all conditions for earning such fee is complete. Revenue will be recognized when the related products are shipped, title has passed, collections are reasonably assured and the Company has no further obligation. An allowance for discounts and returns will be taken as a reduction of sales within the same period the revenue is recognized. Such allowances will be based on facts and circumstances.

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2004

Note B - Summary of Significant Accounting Policies (continued)

[10]  Impairment of long-lived assets:

The Company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets. Management is also required to evaluate the useful lives each reporting period. When events or circumstances indicate, our long-lived assets, including intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment.

[11]  Recent accounting standards:

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004) "Share-Based Payment: an Amendment of FASB Statement No. 123" ("FAS 123R"). FAS 123R is effective for public entities that file as small business issuers as of the first interim or annual reporting period that begins after December 31, 2005. Therefore, we will adopt it during fiscal 2006. FAS 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. We are currently evaluating the impact that this statement will have on our results of operations.

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

Expense for the above agreements totaled $23,000 and $23,000 for the years ended December 31, 2004 and 2003, respectively.

On February 27, 2004, Dartmouth agreed to defer payment of the $15,000 royalty due November 2003. The company paid the $15,000 deferred royalty fee and the $25,000 royalty fee for the 2004 license year in the first quarter 2005.

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2004

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

On December 23, 2003 fees due under the consulting agreement of approximately $265,000 were settled for 166,848 common stock options exercisable immediately at $5.00 per share (see Note H[5]). The options were valued using Black Scholes and are exercisable for ten years.

Torvec's consulting agreements with each of Vernon E. Gleasman, Keith E. Gleasman and James A. Gleasman expired on December 1, 2003.

The Gleasmans have agreed to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company. In addition, Keith E. Gleasman will continue to serve as President and as a director and James A. Gleasman will continue to serve as Chief Strategist, Investor Relations and as a director. During fiscal 2004, the company did not pay the Gleasmans any consulting fees for their services. The company recorded approximately $450,000 for the estimated value of these services as a contribution to capital based upon the prior years consulting contract which expired in December 2003.

[2]   During 2004 and 2003, the Company paid approximately $17,000 and $19,000, respectively, to a member of the Gleasman family for investor and engineering services rendered.

[3]    During the years ended December 31, 2004 and 2003, the Company issued to a stockholder 35,000 and 70,000 common shares as rent for the company's use of a facility valued at approximately $194,000 and $158,000 respectively.

Note E - Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company's majority owned subsidiary, Ice, files separate tax returns.

At 4, the Company has available $9,400,000 (including $1,896,000 relating to Ice) of net operating loss carry forwards to offset future taxable income expiring through 2024.

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2004

Note E - Income Taxes - (continued)

At 4, the Company has a deferred tax asset of approximately $3,708,000 representing the benefits of its net operating loss carry forward and a deferred tax asset of $8,400,000 from temporary differences, principally stock options not currently deductible and certain operating expenses which have been capitalized as start-up costs for federal income tax purposes. The total of these deferred tax assets has been fully reserved by a valuation allowance since realization of their benefit is uncertain. The valuation allowance for deferred tax asset increased $2,700,000, due mainly to net operating losses.

A reconciliation between the actual income tax benefit and income taxes computed by applying the federal income tax rate of 34% to the net loss is as follows:

	Year Ended
	December 31,

Computed federal income tax benefit at 34% rate	$ (3,334,000)	$ (995,000)
State tax benefit, net of federal tax benefit	(517,000)	(154,000)
Nondeductible expenses	68,000	66,000
Valuation allowance	3,783,000	1,083,000

	$ 0	$ 0

Note F - Accounts Payable and Accrued Expenses

At December 31, 2004, accounts payable and accrued expenses consist of the following:

Professional fees	$ 290,000
Payroll to officer/stockholders of Ice (Note I[1])	1,495,000

$ 1,785,000

Note G - Loan Payable - Stockholders, Officer and Other

During 1998, the Company purchased a vehicle as a prototype. The vehicle was collateral for a loan. The loan was paid in monthly installments of principal and interest (at 10.13% per annum) of approximately $610 through March 2003. At , the prototype vehicle was fully depreciated.

During 2001, an existing shareholder loaned the company $50,000 bearing interest at 7.5% with no specified repayment terms. Included in amounts payable at December 31, 2003 is approximately $2,000 of accrued interest. During April 2002 the principal of this loan was satisfied with the issuance of 35,461 shares of common stock at the then fair market value at the date of exchange. In addition, during 2002 this existing stockholder purchased at the market value, 508,897 (109,890 of such shares were issuable at December 31, 2002) shares of common stock for approximately $668,000.

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2004

Note G - Loan Payable - Stockholders, Officer and Other (Continued)

In 2003, this existing stockholder purchased 361,112 common shares for $300,000 and was paid 70,000 common shares valued at $158,000 for consulting and as rent for the company's use of a facility. The shareholder also purchased 15,687 Class A Preferred Shares for $63,000 in 2003. On March 22, 2004 this stockholder purchased 17,922 Class A Preferred Shares for $71,687.

In August 2003, this existing stockholder advanced $25,000 to the Company. In October 2003, this advance was settled for 10,000 shares of common stock at market value.

During 2001, certain officers and stockholders loaned the Company $109,000. The loans were noninterest bearing with no specified repayment terms. During 2002, $81,000 of such loans were repaid. At December 31, 2004, $28,000 remained outstanding.

In 2004, this existing stockholder purchased 60,000 common shares for $301,000 and was paid 35,000 common shares valued at $194,000 at market value as rent and for use by the Company of a facility and technicians. The existing stockholder also purchased 50,575 Class A Preferred Shares for $202,300 in 2004. On October 8, 2004 the stockholder purchased 20,000 Class B Preferred Shares for $100,000.

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

On September 10, 2003, the Company sold 8,000 common shares for $20,000.

On June 23, 2004, the Company sold 60,000 common shares for $301,000 to an existing stockholder.
(see Note G)

[2]   Class A Preferred stock:

In January 2002, the Company has authorized the sale of up to 2,000,000 shares of its Class A Non-Voting Cumulative Convertible Preferred Stock ("Class A Preferred"). During 2002, the Company sold 38,500 shares at $4.00 per share of its Class A Preferred in a private placement offering for approximately $142,000 in net proceeds. Each share of Class A Preferred is convertible into one share of voting common stock and entitles the holder to dividends, at $.40 per share per annum. The holder has the right to convert after one year subject to Board approval. At December 31, 2004, dividends in arrears amounted to approximately $113,000.

In connection with this offering the Company granted the placement agent 5,000 Class A Warrants, exercisable for five years at an exercise price of $1.52 per share into common stock. The Company also granted to these investors 2,500 Class A Warrants, exercisable for five years at an exercise price of $0.01 per share. Such warrants were treated as a cost of the offering. Also, the placement agent was granted 10,000 warrants for providing certain financial analysis for the Company. The warrants are immediately exercisable at $.30 per share for five years. The warrant contains a cashless exercise feature. The Company valued the warrant at $8,000 using the Black-Scholes option-pricing model and charged operations. On July 8, August 14 and September 11, 2003, the company issued 2,500, 7,480 and 1,200 common shares respectively to the placement agent upon the exercise of warrants issued in connection with this offering.

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2004

Note H - Stockholders' Equity (continued)

During 2003, the Company sold 15,687 Class A Preferred Shares for $63,000.

In December 2003, the Company received $9,216 for 2,305 Class A Preferred Shares, classified as Class A Preferred Stock issued in January, 2004.

During 2004, the Company sold 235,770 Class A Preferred for $943,000. (see Note G)

During 2004, Class A Preferred holders converted 38,500 Class A Preferred into 38,500 common shares and received dividends of 8,031 Class A Preferred upon conversion. On June 6, 2004, the Board of Directors declared a 10% per share preferred stock dividend on those shares converted. In 2004, 2,550 of these shares issued as dividends were converted into 2,550 common shares.

[3]   Class B Preferred stock:

On October 21, 2004, the Company authorized the sale of up to 300,000 shares of its Class B Non-Voting Cumulative Convertible Preferred Stock ("Class B Preferred"). During 2004, the company sold 42,500 shares at $5.00 per share of its Class B Preferred for $212,500. Each share of Class B Preferred is cumulative convertible into either one share of voting common stock of the Company or one share of common stock of Iso-Torque Corporation under certain circumstances and entitles the holder to dividends, at $.50 per share per annum. The holder has the right to convert after one year subject to Board approval. At December 31, 2004, dividends in arrears amounted to approximately $6,000.

[4]   Consultant:

In February 1997, the Company entered into a three-year agreement with an IPO consultant (the "IPO Consultant") whereby the IPO Consultant to provide financial consulting services and assistance in obtaining financing as well as other services. In consideration thereof, employees of the IPO Consultant received an aggregate of 1,000,000 shares of common stock for $50. The Company valued the shares of common stock at $1.50 per share.

In April 1997, the Company granted an aggregate of 500,000 warrants to five employees of the IPO Consultant. The warrants are exercisable into common stock at the initial public offering (the "IPO") price and are exercisable for five years from the date the Company's IPO is declared effective (the "warrant term"). However, if fifty percent or more of either the Company's assets or its common stock is acquired by another entity or group during the warrant term, the exercise price shall be $1.50. The Company will record a charge to operations representing the fair value of the warrants when the IPO is declared effective.

On February 10, 1999, the company entered into a one-year agreement with two employees of the IPO Consultant to provide financial and public relation services. In connection therewith, 375,000 of the 500,000 warrants previously granted as described in the previous paragraph were cancelled and the company granted 375,000 options at an exercise price of $5.00 exercisable immediately through February 10, 2004. The Company valued these options at $2,780,000 using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31, 1999: risk free interest rate of 5%, dividend yield 0%, volatility 40% and expected life for options granted of 5 years. These options were charged to operations over the term of the consulting agreement. In February 1999, 21,000 of such options were exercised. The term of these options expired on February 10, 2004.

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2004

Note H - Stockholders' Equity (continued)

[5]   Common stock subject to resale guarantee:

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

[6]   Stock option plan:

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

On September 30, 2002, in connection with the same agreements (see Note D[1]), the company granted an aggregate 727,047 common stock options under the Plan, exercisable at $5.00 per share. The options were issued in payment of an aggregate $653,000 owed under the consulting agreements. These options expire on September 30, 2007.

On December 22, 2003 the company granted 166,848 common stock options under the Plan at an exercise price of $5.00 per share. These options were issued in payment of an aggregate $265,000 owed through December 31, 2003 under the consulting agreements. (see Note D[1])

In August 2001, the Company granted 100,000 options to an officer in his capacity as consultant at $5.00 per share exercisable immediately. In connection therewith, the Company recorded a stock compensation charge of $398,000. The term of the option granted shall be for a period of 10 years.

On May 20, 2003, the company granted a common stock option to a consultant under the plan for 50,000 shares, exercisable at $2.26 per common share. In connection therewith, the Company recorded a stock compensation charge of $46,000. These options expire on May 20, 2013.

The company granted an aggregate 225,000 common stock options under the Plan on October 15, 2003 exercisable at $5.00 per share to three directors of the company. These options expire on October 15, 2013.

No options were granted under the Plan during fiscal 2004.

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2004

Note H - Stockholders' Equity (continued)

A summary of options granted under the Plan are as follows:

	Year Ended December 31,
	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	1,723,895	$ 4.92	1,282,047	$ 5.00
Granted			441,848	4.69

Outstanding at end of year	1,723,895	4.92	1,723,895	4.92

Options exercisable at year end	1,723,895	4.92	1,723,895	4.92

Weighted average fair value of options
granted during the year			$1.54

At December 31, 2004, 276,105 options are available for future grants under the Plan.

The following table represents information relating to stock options outstanding at December 31, 2004:

Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
	Exercise	Remaining Life		Exercise
Shares	Price	in Years	Shares	Price

1,673,895	$5.00	4.7	1,673,895	$5.00
50,000	2.26	8.4	50,000	2.26
1,723,895			1,723,895

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2004

Note H - Stockholders' Equity (continued)

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

2003
Risk-free interest rates	1.59-4.30%
Expected options life in years	10
Expected stock price volatility	1.58-1.64%
Expected dividend yield	0%

[7]   Business consultant stock plan:

In June 1999, the Company adopted the Business Consultant Stock Plan (the "Stock Plan"). The plan as amended provides for up to 5,100,000 shares of common stock to be issued from time to time to consultants in exchange for services. For the years ended December 31, 2004, 2003, 2, 2001, 2000 and 1999, 469,883, 738,184, 1,057,455 (including 190,965 issued in settlement of amounts owed (see Note H[4])), 361,100, 196,259 and 45,351 shares were issued, respectively, to consultants and third parties in exchange for services and amounts owed to them. During the years ended December 31, 2004, 2003, 2002, , 2000 and 1999 the Company charged $2,352,000, $832,000, $1,036,000 (excluding $269,000 (see Note H[4])), $1,011,000, $840,000 and $327,000, respectively, to operations in connection with the share issuances. At December 31, 2004, 1,886,168 shares are available for future grants under the Plan.

[8]   Nonmanagement Directors Plan:

On October 1, 2004, the Board of Directors approved a Nonmanagement Directors Plan pursuant to which each nonmanagement director is entitled to receive, if certain conditions are met, on an annual basis for services rendered as a director, warrants to purchase 12,000 shares of the company's common stock at $.01 per share. In addition, the chairman of the audit committee is entitled to receive, on an annual basis for services rendered as chairman, additional warrants for 5,000 shares of the company's common stock at $.01 per share.

At December 31, 2004 53,000 warrants were outstanding and vested immediately. The Company recorded a charge of $297,000 to general and administrative expenses representing the intrinsic value of such warrants in 2004. In addition, when such warrants are granted in the future the Company will record a charge equal to the difference between the then market price and $.01 per share.

[9]   Noncash transaction:

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

[10]   Equity funding commitment:

On September 5, 2000, the Company entered into an agreement with Swartz Private Equity, LLC ("Swartz") pursuant to which Swartz granted to the Company a $50,000,000 equity funding commitment which continues for a period of thirty-six months. The agreement provides that from time to time, at the Company's

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2004

Note H - Stockholders' Equity (continued)

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

In addition to the commitment warrants referred to above, Swartz will be issued a warrant to purchase one share of common stock of the Company for every ten shares that it purchases pursuant to the agreement. These purchase warrants will initially be exercisable at 110% of the market price of the shares simultaneously purchased by Swartz, subject to the same reset provisions as govern the commitment warrants. During 2002, 47,992 of such warrants were exercised for proceeds of approximately $67,000. In 2003, Swartz exercised the balance of its purchase warrants (9,875) in a cashless exercise transaction, receiving 7,162 common shares.

The Agreement with Swartz terminated on September 5, 2003.

[11]   Warrants:

At December 31, 2004, outstanding warrants to acquire shares of the Company's common stock are as follows:

Exercise	Number of
Price	Expiration	Shares Reserved
$1.52	September 18, 2007	5,000	(Note H [2])
(a)	(a)	125,000	(Note H[4])
$.75	None	500,000	(b)
$.01	None	594,400	(c)
$.01	None	53,000	(d)

  Exercisable at IPO price and exercisable five years from IPO.

  On April 15, 2002, the Company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named the chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the Company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its Company's technology at $.75 per share. The Company will record a charge representing the fair value of the warrants when the warrants become exercisable.

  TORVEC, INC. AND SUBSIDIARIES

  (a development stage company)

  Notes to Consolidated Financial Statements

  December 31, 2004

  Note H - Stockholders' Equity (continued)

  In 2004, the Company issued 940,000 warrants, exercisable at $.01 per share, 345,600 warrants were exercised in fiscal 2004 for proceeds of aggregate $3,456 in accordance with its June 30, 2004 agreement with a management consulting firm. (see Note J)

  For the year ended December 31, 2004, the Company was obligated to issue 12,000 warrants to each of four nonemployee directors under the Nonemployee Directors Stock Plan and 5,000 warrants to its audit committee chairman for services rendered to the Board and to the committee. The exercise price is $.01 per share with no expiration date. (see Note H[8])

[12]  Issuance of Stock and Warrants by Subsidiary:

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

In connection with the private placement, Ice issued 53,948 warrants to the placement agent exercisable at $.76 per share through June 9, 2008. In addition, 50,000 warrants were issued by Ice to a consultant exercisable at $.76 per common share through June 9, 2008. In connection therewith a fair value compensation charge of $36,000 was recognized.

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2004

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

On August 1, 2001, the Company entered into three-year employment agreements with its Chief Executive Officer and Chief Operating Officer. The employment agreements provide for annual base salary of $240,000 pro rated for calendar year 2001 and increasing thereafter by $20,000 per annum. In addition, the agreements provide for an annual bonus of $60,000 for calendar year 2001 and increasing thereafter by $60,000 per annum. On September 1, 2001 the Company entered into a three-year employment agreement with its Vice President - Manufacturing. The employment agreement provides for annual base salary of $144,000 pro rated for calendar year 2001 and increasing by $16,000 for calendar year 2002, and increasing thereafter by $30,000 per annum. In addition, the agreement provides for annual bonuses of $25,000, $40,000 and $50,000 for calendar years 2001, 2002 and 2003, respectively. At March 31, 2002 amounts owing under these employment agreements aggregating approximately $633,000 were settled through the issuance of 448,865 warrants to purchase common stock at an exercise price of $.01. On March 20, 2003, 130,000 of these warrants were exercised and on September 26, 2003, another 50,000 of these warrants were exercised. On April 1, 2004, the balance of 268,865 warrants were exercised.

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

The Company may pay all compensation under these agreements either in cash or common stock as determined by the Board of Directors. In connection with these agreements, the Company granted 450,000 options at $5.00 per share. The term of the options granted shall be for a period of 10 years and vest immediately. These options were exchanged for a 28% interest in Ice in March 2002. (see note A)

On March 31, 2003, the Company issued 148,387 shares of common stock at fair market value to the officers of Ice in exchange for approximately $122,000 owed to them for services performed for Ice. These shares were issued under the Business Consultants Stock Plan.

During the quarter ended June 30, 2003, the Company issued 52,911 shares at fair market value to the officers of Ice in exchange for approximately $40,000 owed to them for services performed for Ice. These shares were issued under the Business Consultants Stock Plan.

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2004

Note I - Commitments and Other Matters (continued)

[2]   Variable Gear, LLC

In June 2000, the Company sold 100,000 shares of common stock to a stockholder for $5.00 per share and granted an exclusive world-wide license of all its technology to Variable Gear, LLC ("Variable Gear") (an entity owned 51% by the stockholder) for the aeronautical and marine markets. Variable Gear is to pay the Company a royalty of 4% of the gross selling price of products incorporating the technology and 49% of compensation received with respect to sublicense income through January 1, 2008. The Company owns the remaining 49% of Variable Gear. The Company does not share in any profit or losses in this entity. On January 1, 2008, the Company is required to purchase the membership interest of the stockholder at the then fair market value as defined. At December 31, 2004 such fair value cannot yet be reasonably determined.

The market price of the Company's stock at the date of the transaction was $3.50. Accordingly, $1.50 per share has been allocated to the license agreement. The license revenue of $150,000 is classified as deferred revenue.

[3]   Leases:

In November 2002, the Company entered into a vehicle lease, which provides for lease payments as follows:

2004	6,700
2005	1,700
$ 8,400

               The company has leased premises for use as its executive offices. The lease is for a period of 3 years, commencing July 1, 2004 expiring on June 30, 2007 with monthly rental payments of approximately $2,200. The company is also responsible for its share of real estate taxes, certain maintenance and repair costs, and increases in utility costs associated with the premises.

               On August 1, 2004, the company sublet a portion of a facility for a term of six months at a rental rate of $600 per month. On December 31, 2004, the company purchased from the previous owner certain assets for approximately $68,000 and assumed the lease of the underlying tenant for the entire premises. The lease term expires on February 28, 2007 with a monthly rental payments of $2,100.

                On March 1, 2005 the company entered into a one year lease with a shareholder pursuant to which the company rents an office, conference room, shop and manufacturing facility. The company is also furnished with the services of three engineers and two machine operators at the facility. The company is obligated to pay 10,000 shares of its common stock on a monthly basis for the facility and services.

                Minimum future obligations under the leases are as follows:

Year ending December 31
2005	$ 51,000
2006	51,000
2007	15,000
$117,000

TORVEC, INC. AND SUBSIDIARIES

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2004

Note J - Management Agreement

On February 20, 2004 the company entered into an agreement with a management-consulting firm to assist the company in executing a business plan to commercialize and produce a full terrain vehicle. Upon execution of the agreement, the company granted 15,306 shares of common stock at fair market value in settlement of $75,000 incurred on January 31, 2004. The February 20th agreement was terminated and replaced with a new agreement effective June 30th whereby the management consulting firm will furnish individuals to serve as the company's chief executive officer, chief financial officer and chairman of its board of directors as well as continuing to provide all of the business consulting and technical services provided under the February 20th agreement. As under the February 20th agreement, the June 30th agreement provides that no payments of any kind, stock, warrants or options will be made to the individuals furnished by the management consulting firm but all payments, stock issuances, warrants or options will be made by the company directly to the management consulting firm. The June 30th agreement is for an initial term of 24 months and will be renewed for additional 24 month periods unless either party provides notice to the other at least sixty days prior to the end of the term. Under the agreement, the company will pay the management consulting firm $50,000 (payable in the company's discretion, in stock under Business Consultants Plan or cash), plus 20,000 warrants exercisable at $.01 per share on a monthly basis. Upon the happening of a revenue producing event, the company will grant 40,000 warrants per month, exercisable at $.01 per share. Under the agreement, the company is obligated to grant warrants exercisable at $.01 per share based upon a formula if the closing bid price of the company's common stock is equal to or greater than $5.00 per share.

However, the total number of warrants issuable under the formula is capped at 2,250,000. In connection with this obligation, the company granted 500,000 warrants during the first quarter of fiscal 2004 as a result of the stock price exceeding $5.00 per share. Under the formula, the company may be obligated to grant additional warrants under the agreement's term at which time they will be valued. If the calculation were performed as of December 31, 2004, the company would have had to grant an additional 245,000 warrants. Pursuant to the agreement, the company granted 200,000 warrants on August 20, 2004. The agreement provides for additional success and other fees payable in warrants. In connection therewith, the company may recognize significant charges in the future if and when such events occur.

In fiscal 2004, the company issued a total of 940,000 warrants and a total of 107,499 common shares to the management consulting firm under both agreements. The company recorded a charge of approximately $5,496,000 for these warrants for the year ending December 31, 2004.

Note k - subsequent event

During the first quarter ended March 5, 2005, the company issued at fair market value an additional 60,000 warrants and 29,832 shares to the management consulting firm in accordance with the June 30 agreement.

The Company raised approximately $190,000 through the sale of 47,500 shares of its Class A Preferred Stock at $4.00 per share in the first quarter of 2005.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

Item 8 (a) CONTROLS AND PROCEDURES

                     Richard E. Ottalagana and Philip A. Fain, as of December 31, 2004, the company's chief executive officer and chief financial officer, respectively, have informed the Board of Directors that, based upon their evaluations of the company's disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-KSB), such disclosure control and procedures are effective to ensure that information required to be disclosed by the company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure.

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

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)     Identification of Directors, Executive Officers And Consultants

               The following table sets forth certain information about the current directors, executive officers of the company and its consultants as of December 31, 2004. *

	Nominee	Principal Occupation	Age	Date of Election or Designation	Date of Termination or Resignation

(1)	Read D. McNamara 777 Allens Creek Road Rochester, NY 14618	Chairman of the Board Director	57	06/15/04	**

(2)	Richard E. Ottalagana 965 Strong Road Victor, NY 14564	Chief Executive Officer	62	06/15/04	**

(3)	Keith E. Gleasman 11 Pond View Drive Pittsford, NY 14534	President Director	57	09/26/96	**

(4)	Philip A. Fain 35 Chelsea Park Pittsford, NY 14534	Chief Financial Officer Secretary	50	06/15/04	**

(5)	Gary A. Siconolfi 325 VanVoorhis Avenue Rochester, New York 14617	Director	53	10/31/02	**

(6)	Herbert H. Dobbs 448 West Maryknoll Road Rochester Hills, MI 48309	Director	73	02/20/98	**

(7)	James A. Gleasman 11 Pond View Drive Pittsford, NY 14534	Chief Strategist, Investor Relations Director	64	02/20/98	**

(8)	Joseph Alberti 1140 Hillsboro Cove Circle Webster, New York 14580	Director	55	10/31/02	**

(9)	Daniel R. Bickel 39 Whippletree Road Fairport, New York 14450	Director	56	10/31/02	**

(10)	Samuel M. Bronsky 6653 Main Street Williamsville, NY 14221	Chief Accounting Officer	43	04/01/98	**

* Eric Steenburgh resigned as chairman of the board and chief executive officer, effective May 31, 2004. Effective June 15, 2004, Read D. McNamara became chairman of the board, Richard E. Ottalagana became chief executive officer and Philip A. Fain became chief financial officer.

**Changes in Control
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

(b)     Business Experience

(1)

Read D. McNamara has over thirty years of senior executive experience in the US, Latin American and Asian markets with industry leaders such as Gillette, Pillsbury, Revlon and Bausch & Lomb. He combines extensive line operating experience in $100+ Million business units with experience on the boards of both publicly and privately owned companies.

(2)

Richard E. Ottalagana was a co-founder of PaeTec Communications, a national communications company where he served as Executive Vice President. In less than five years, PaeTec became both net income and free cash flow positive with over 1,000 employees. In 2003, PaeTec was recognized as the second fastest growing technology firm in North America by Deloitte, LLP. From 1993 to 1998, Mr. Ottalagana served as Vice President/General Manager of ACC National Telecom Corp. where he was responsible for the start-up of ACC's local telecommunications operations bringing that Company to profitability with revenue approaching $100 Million annually.

(3)

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

(4)

Philip A. Fain, Managing Partner of CXO on the GO, LLC is widely recognized for his financial, business development and leadership expertise. He has served as CFO of Luxottica SpA's Ray-Ban Sun Optics business and as Vice President of Finance for Bausch & Lomb's Global Eyewear business. He played the lead role in significantly increasing the revenue, earnings and return on investment of the global business through the acquisition of some of the world's most sought after sunglass brands as well as through strategic alliances. A CPA, Mr. Fain has also lead Bausch & Lomb's Corporate Accounting, Financial Reporting and Corporate Audit functions.

(5)

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

(6)

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

(7)	James A. Gleasman has been a consultant of the company since its inception. His business background includes the following:

	o	Life-long entrepreneur.
	o	Skilled in management, finance, strategic planning, organizing and marketing.
	o	Co-inventor of the Gleasman steer drive mechanism.
	o	Established manufacturing of the Torsen® Differential in Argentina, Brazil, etc.
	o	Former principal with two companies formerly owned by the Gleasman family.
	o	Set business strategies for small companies' dealings with large companies.
	o	Joint venture partner with Clayton Brokerage Co. of St. Louis, MO.
	o	Owned financial-consulting business.
	o	Negotiated with numerous Asian Corporations (including Mitsubishi and Mitsui).
	o	Educated in Asian philosophy, business practices and culture.

(8)

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

(9)

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

(10)

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

(c)     Family Relationships

               Vernon E. Gleasman died on November 18, 2004. He was the father of James A. Gleasman and Keith E. Gleasman who are brothers. There are no other family relationships between any directors or executive officers of the company, either by blood or by marriage.

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

Item 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

               The following table sets forth the aggregate compensation paid or accrued to the company's chief executive officer and its other named executive officers and consultants by the company for services rendered during the fiscal year ending December 31, 2004:

Long Term Compensation Awards

Name and Position	Annual Compensation		Options Granted	Stock Awards
	Salary	Consultants Fee

Eric Steenburgh (1)
Chief Executive Officer

Richard E. Ottalagana (2)
Chief Executive Officer and Secretary

Keith E. Gleasman
President

Philip A. Fain (4)
Chief Financial Officer and
Secretary

James A. Gleasman
Chief Strategist, Investor Relations

Vernon E. Gleasman
Consultant

Samuel M. Bronsky
Chief Accounting Officer

	$(1) $(2) $(3) $(4) $(5) $(6) $(7)	$(1) $(2) $(3) $(4) $(5) $(6) $(7)	(1) (2) (3) (4) (5) (6) (7)	(1) (2) (3) (4) (5) (6) (7)
(1)	Mr. Steenburgh resigned as chief executive officer effective May 31, 2004. He was not compensated for the year ended December 31, 2004.

(2)

Richard E. Ottalagana became chief executive officer, effective June 15, 2004. He was compensated indirectly by the company in fiscal 2004 through the company's June 30, 2004 agreement with CXO on the GO, LLC. See footnote J to the company's financial statements on page 42. (F-24)

(3)

Mr. Gleasman provided services to the company during fiscal 2004 without compensation from the company. He sold 42,350 of his own shares during fiscal 2004 for proceeds of $193,109 in lieu of receiving a consulting fee.

(4)

Philip A. Fain became chief financial officer, effective June 15, 2004 and secretary effective November 9, 2004. He was compensated indirectly by the company in fiscal 2004 through the company's June 30, 2004 agreement with CXO on the GO, LLC. See footnote J to the company's financial statements on page 42. (F-24)

(5)

Mr. Gleasman provided services to the company during fiscal 2004 without compensation from the company. He sold 41,350 of his own shares during fiscal 2004 for proceeds of $180,251 in lieu of receiving a consulting fee.

(6)

Mr. Vernon Gleasman provided services to the company during fiscal 2004 without compensation from the company. He sold 16,500 of his own shares during fiscal 2004 for proceeds of $71,405 in lieu of receiving a consulting fee.

(7)	Mr. Bronsky was paid $25,200 for services rendered during fiscal 2004.

Option/SAR Grants in Last Fiscal Year

               The following table sets forth certain information for the named executive officers as well as the company's consultants with respect to the grant of options to purchase common stock during the fiscal year ended December 31, 2004.
	Shares Underlying	% of Options
Name	Options Granted	Granted	Exercise Price	Expiration Date

Eric Steenburgh *	0	0	$ -	-
Richard E. Ottalagana	(1)	(1)	$ (1)	(1)
Keith E. Gleasman	0	0	$ -	-
Philip A. Fain	(1)	(1)	$(1)	(1)
James A. Gleasman	0	0	$ -	-
Vernon E. Gleasman	0	0	$ -	-
Samuel M. Bronsky	0	0	$ -	-

(1)  See footnote J to the company's consolidated financial statements on page 42. (F-24)

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

               The following table sets forth certain information for the named executive officers as well as the company's consultants with respect to the exercise of options to purchase common stock during the fiscal year ended December 31, 2004 and the number and value of securities underlying unexercised options held by the named executive officers as well as the company's consultants as of such date.
Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 2004 Exercisable Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2004(1) Exercisable Unexercisable

Eric Steenburgh *	0	0	0	0	$0	$0
Richard E. Ottalagana	(2)	(2)	(2)	(2)	$(2)	$(2)
Keith E. Gleasman	0	0	237,967	0	$0	$0
Philip A. Fain	(2)	(2)	(2)	(2)	$(2)	$(2)
James A. Gleasman	0	0	238,739	0	$0	$0
Vernon E. Gleasman	0	0	396,189	0	$0	$0
Samuel M. Bronsky	0	0	100,000	0	$0	$0

(1)     The closing price of the company's common stock on December 31, 2004 was $2.43 per share. Since the per share exercise price is $5.00 under the option agreements, none of the options were "in-the-money" as of that date.

(2)    See footnote J to the company's consolidated financial statements on page 42.

 * Mr. Steenburgh resigned as chairman of the board and chief executive officer, effective May 31, 2004.

Year 2004 Options

               No options were granted in the fiscal year ended December 31, 2004 under the company's 1998 Stock Option Plan.

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

               As of December 31, 2004, 1,673,895 options have been issued to directors and officers at an average exercise price of $5.00 per share and 50,000 options have been issued to a key consultant at an exercise price of $2.26 per share.

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

               On April 20, 2004, the Board authorized an increase in the number of shares issued under the Plan by 2,500,000 shares. The company undertook to register the issuance of such shares under cover of Securities and Exchange Commission Form S-8 and such registration statement became effective on April 20, 2004.

               For the fiscal year ending December 31, 2004, the company issued 469,883 shares of common stock under the Business Consultants Stock Plan.

Nonmanagement Directors Plan

               On October 1, 2004, the Board of Directors approved a Nonmanagement Directors Plan pursuant to which each nonmanagement director is entitled to receive, on an annual basis for services rendered as a director, warrants to purchase 12,000 shares of the company's common stock at $.01 per share. In addition, the chairman of the audit committee is entitled to receive, on an annual basis for services rendered as chairman, additional warrants for 5,000 shares of the company's common stock at $.01 per share.

                No director is eligible to receive warrants if he attends less than 75% of the meetings of the Board and any committee(s) of which he is a member.

                For the fiscal year ended December 31, 2004, the company issued 53,000 warrants under the Nonmanagement Directors Plan.
Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership - Common Stock

The following table presents information concerning the beneficial ownership of the shares of our common stock as of December 31, 2004 by:
o	each person who is known by us to beneficially own more than 5% of our common stock;

o	each of our directors;

o	each of our named executive officers; and

o	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 29,043,653 shares of common stock outstanding as of December 31, 2004. Beneficial ownership is determined under rules promulgated by the Securities and Exchange Commission. Shares of common stock subject to options that are exercisable on December 31, 2004 or exercisable within 60 days thereafter are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of calculating the number of shares beneficially owned and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of calculating the percentage ownership of any other person. Except as indicated in the footnotes to this table, these persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Owned	Percent of Shares Owned
Margaret F. Gleasman 11 Pond View Drive Pittsford, NY 14534	3,091,150(1)	10.5%

(1)

Includes 2,202,995 shares attributable to ownership by the Estate of Vernon E. Gleasman. Includes 25,000 shares which may be purchased through the exercise of a ten year option granted on December 1, 1997, exercisable at $5.00 per share; 275,734 shares which may be purchased through exercise of a 5 year option granted on September 30, 2002 exercisable at $5.00 per share; and 95,855 shares which may be purchased through exercise of a ten year option granted on December 22, 2003, exercisable at $5.00 a share, all granted to Vernon E. Gleasman and owned, as of December 31, 2004 by the Estate of Vernon E. Gleasman.

Name and Address of Beneficial Owner	Position	Number of Shares Owned	Percent of Shares Owned

Read D. McNamara 777 Allens Creek Road Rochester, NY 14618	Chairman of the Board	500	less than 1%

Richard E. Ottalagana 965 Strong Road Victor, NY 14564	Chief Executive Officer	-	-%*

Keith E. Gleasman 11 Pond View Drive Pittsford, New York 14534	President Director	9,562,528(1)	32.22%

Philip A. Fain 35 Chelsea Park Pittsford, NY 14534	Chief Financial Officer Secretary	-	-%*

Gary A. Siconolfi 325 VanVoorhis Avenue Rochester, New York 14617	Director	175,002(2)	Less than 1%

Herbert H. Dobbs 448 West Maryknoll Road Rochester Hills, MI 48309	Director	452,850(3)	1.53%

James A. Gleasman 11 Pond View Drive Pittsford, New York 14534	Director	6,387,301(4)	21.45%

Joseph Alberti 1140 Hillsboro Cove Circle Webster, New York 14580	Director	170,000(5)	Less than 1%

Daniel R. Bickel 39 Whippletree Road Fairport, New York 14450	Director	42,100(6)	Less than 1%

Samuel M. Bronsky 6653 Main Street Williamsville, NY 14221	Chief Accounting Officer	147,160(7)	Less than 1%

All Executive Officers and Directors as a Group		16,937,441(8)	56.32%

*See footnote J to the company's consolidated financial statements on page 42.

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

(2)

Includes 100,000 shares which may be purchased through the exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share. Includes 12,000 common stock purchase warrants, exercisable at $.01 per share granted under the Nonmanagement Directors Plan.

(3)

Includes 100,000 shares which may be purchased through the exercise of a ten year option granted on January 1, 1998, exercisable at $5.00 per share. Includes 12,000 common stock purchase warrants, exercisable at $.01 per share granted under the Nonmanagement Directors Plan.

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

(5)

Includes 100,000 shares which may be purchased through the exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share. Includes 12,000 common stock purchase warrants, exercisable at $.01 per share under the Nonmanagement Directors Plan.

(6)

Includes 25,000 shares which may be purchased through exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share. Includes 17,000 common stock purchase warrants, exercisable at $.01 per share under the Nonmanagement Directors Plan.

(7)	Includes 100,000 shares which may be purchased through exercise of a ten year option granted on August 28, 2001, exercisable at $5.00 per share.

(8)

Includes an aggregate 1,033,706 shares which may be purchased through the exercise of options all of which are exercisable at $5.00 per share, 1,400,000 shares by the Vernon E. Gleasman Grandchildrens' Trust, 1,400,000 held by the Margaret F. Gleasman Grandchildrens' Trust and 1,666,666 held by the James A. Gleasman Children' Trust. The 2,800,000 shares owned by the Vernon and Margaret Gleasman's Grandchildrens' Trusts are counted only once for this calculation.

Security Ownership - Preferred Stock

 No director, officer, 5% owner or consultant owns any of our Class A or our Class B Preferred Stock.

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

               During 2001, the company borrowed $28,000 from James A. Gleasman. This loan is payable on demand and bears no interest.

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

3.5

Certification of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.

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

10.3

The Company's Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, and 2,500,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, and April 20, 2004 respectively;

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
Form 10-QSB filed for fiscal quarter ended September 30, 2001;

	10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

	10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

	10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

	10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

	10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;

	10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

	10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

	10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

	10.26	Letter Agreement with CXO on the GO, LLC dated June 30, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.27

Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

	10.28	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

	10.29	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

	10.30	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;

	10.31	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004;

	10.32	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery;

	10.33	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005;

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

(16)	Letter on change in certifying accountant

None

(18)	Letter re change in accounting principles

None

(20)	Other documents or statements to security holders

None

(21)	Subsidiaries of the registrant

Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)
IVT Diesel Corp. (New York)
Variable Gear, LLC (New York)

(22)	Published report regarding matters submitted to vote of security holders

None

(23.1)	Consents of experts and counsel

Eisner LLP Consent

(24)	Power of attorney

None

(31)	Rule 13(a)-14(a)/15(d)-14(a) Certifications

(32)	Section 1350 Certifications

(99)	Additional exhibits

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

             Fiscal 2002                                           Fiscal 2003                              Fiscal 2004
              $70,500                                                $70,000                                   $78,500

Audit Related Fees

The aggregate amount of the company was billed for professional services rendered by Eisner LLP for audit related services for each of the immediately preceding two fiscal years were:

               Fiscal 2002                                            Fiscal 2003                             Fiscal 2004
               $23,000                                                  $7,500                                    $3,000

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

Tax Fees

The aggregate amount the company was billed for professional services rendered by Eisner LLP for tax compliance, tax planning and tax advice for each of the immediately preceding two fiscal years were:

                    Fiscal 2002                                                Fiscal 2003                                   Fiscal 2004
                     $ - -                                                             $ - -                                                     $ - -

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

All Other Fees

The aggregate amount the company was billed for professional services rendered by Eisner LLP for all legally permissible non-audit services, other than audit-related services and tax services, for each of the immediately preceding two fiscal years were:

                    Fiscal 2002                                                Fiscal 2003                                       Fiscal 2004
                     $ - -                                                             $ - -                                                          $ - -

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

TORVEC, INC.
Date: April 11, 2005	By: /S/ PHILIP A. FAIN Philip A. Fain, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 11, 2005	By: /S/ PHILIP A. FAIN
Philip A. Fain, Chief Executive Officer, Chief Financial Officer, Secretary

Dated: April 11, 2005	By: /S/ KEITH E. GLEASMAN
Keith E. Gleasman, President and Director

Dated: April 11, 2005	By: /S/ GARY SICONOLFI
Gary Siconolfi, Director

Dated: April 11, 2005	By: /S/ DANIEL R. BICKEL
Daniel R. Bickel, Director

Dated: April 11, 2005	By: /S/ HERBERT H. DOBBS
Herbert H. Dobbs, Director

Dated: April 11, 2005	By: /S/ JAMES A. GLEASMAN
James A. Gleasman, Director

Dated: April 11, 2005	By: /S/ READ D. MCNAMARA Read D. McNamara, Director

Dated: April 11, 2005	By: /S/ SAMUEL M. BRONSKY
Samuel M. Bronsky, Chief Accounting Officer

EXHIBIT INDEX
EXHIBIT			PAGE

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

3.5

Certification of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.

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

N/A

10.3

The Company's Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999 as amended by reference to Form S-8 Registration Statement registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000 and 2,500,000 shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003 and April 20, 2004 respectively;

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
Form 10-QSB filed for fiscal quarter ended September 30, 2001;

N/A

	10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;	N/A

	10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

	10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

	10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

	10.26	Letter Agreement with CXO on the GO, LLC dated June 30, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.27

Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

N/A

	10.28	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

	10.29	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

	10.30	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;	N/A

	10.31	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004;	69

	10.32	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery;	78

	10.33	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005;	80

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

(16)	Letter on change in certifying accountant

None

(18)	Letter re change in accounting principles

None

(20)	Other documents or statements to security holders

None

(21)	Subsidiaries of the registrant
Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)
IVT Diesel Corp. (New York)
Variable Gear, LLC (New York)

(22)	Published report regarding matters submitted to vote of security holders

None

(23)	Consents of experts and counsel

(23.1)	Eisner LLP Consent		83

(24)	Power of attorney

None

(31)	Rule 13(a)-14(a)/15(d)-14(a) Certifications		84

(32)	Section 1350 Certifications		86

(99)	Additional exhibits

None

Exhibit 10.31

Assignment and Assumption of Lease

                   Dynamx, Inc., a New York State business corporation located at 7 Bryden Park, Webster, New York 14580, William J. Green and Ronald J. Green hereby transfer and assign all of their rights to and in that certain Lease and Lease Agreement dated March 3, 2004 for the premises located at 750 Basket Road as Tenant thereunder to Torvec, Inc, a New York State business corporation located at Powder Mills Office Park, 1169 Pittsford- Victor Road Suite 125, Pittsford, New York 14534, effective as of December 31, 2004.

                   Torvec Inc. hereby assumes such Lease and Lease Agreement and hereby agrees to be bound by all of the covenants contained therein as New Tenant thereunder effective as of December 31, 2004.

                   IN WITNESS WHEREOF, the parties have duly executed this Assignment and Assumption Agreement dated December 31, 2004.

Dynamx, Inc.

By: /S/RONALD J. GREEN
Ronald J. Green

Torvec, Inc.

By: /S/PHILIP A. FAIN
Philip A. Fain

/S/WILLIAM J. GREEN
William J. Green

/S/RONALD J. GREEN
Ronald J. Green

                                                                     LEASE AGREEMENT

This Lease Modification and Assumption made as of the 31st day of December 2004 between Imaging Realty Group LLC with a principal place of business located at 545 Basket Road-Webster, New York 14580 ("Landlord") and Dynamx, Inc. in which William J, Green and Ronald J. Green are principals with a home address of 7 Bryden Park, Webster, New York 14580 ("Tenant") and Torvec, Inc. with a principal place of business of 11 Pond View Drive, Pittsford, New York 14534 ("New Tenant").

WHEREAS, Dynamx, Inc. wishes to transfer its original LEASE AGREEMENT dated March 3, 2004 to Torvec, Inc.

THEREFORE, in consideration of the mutual consent of all parties executed herein, Imaging Realty Group LLC shall allow the assumption of the LEASE AGREEMENT with all covenants contained in the Tenant's Lease shall become binding to the New Tenant on December 31, 2004.

The original lease agreement is contained as Schedule A.

IN WITNESS HEREOF, the parties hereto have duly executed this Lease as of the day and year written.

LANDLORD:	IMAGING REALTY GROUP LLC

/S/WILLIAM G. BOULTER
BY: William G. Boulter, Member

TENANT:	DYNAMX, INC.

/S/WILLIAM J. GREEN
BY: William J. Green, President

NEW TENANT:	TORVEC, INC.

/S/PHILIP A. FAIN
BY: Philip A. Fain, Chief Financial Officer

STATE OF NEW YORK)

COUNTY OF MONROE) SS:

On this 4th day of January, 2005 before me personally came WILLIAM G. BOULTER, to me known who is being duly sworn did depose that he resides in Webster, New York and is a member of IMAGING REALTY GROUP LLC which executed the foregoing instrument, and he duly acknowledged to me that he signed his name to said instrument for and on behalf of said Limited Liability Corporation.

/S/MICHELE M. RHODA
Michele M. Rhoda
Notary Public

STATE OF NEW YORK)

COUNTY OF MONROE) SS:

On this 27th day of December, 2004 before me personally came William J. Green, who being by me duly sworn did depose and say that he resides in Pittsford, New York and that he is the President of DYNAMX, INC. described herein and which executed the foregoing instrument and he duly acknowledged to me that he signed his name to the said instrument for and on behalf of said corporation.

/S/TAMMY B. LEVINSON
Tammy B. Levinson
Notary Public

STATE OF NEW YORK)

COUNTY OF MONROE) SS:

On this 29th day of December, 2004 before me personally came PHILIP FAIN, who being by me duly sworn did depose and say that he resides in Pittsford, New York and that he is the Chief Financial Officer of TORVEC, INC. described herein and which executed the foregoing instrument and he duly acknowledged to me that he signed his name to the said instrument for and on behalf of said corporation.

/S/RICHARD B. SULLIVAN
Richard B. Sullivan
Notary Public

Schedule A

LEASE AGREEMENT

This Lease made as of the 3rd day of March 2004 between Imaging Realty Group LLC with a principal place of business located at 545 Basket Road, Webster, New York 14580 ("Landlord") and Dynamx, Inc. in which William J. Green and Ronald J. Green are principals with a home address of 7 Bryden Park, Webster. New York 14580 ("Tenant")

                   In consideration of the mutual covenants contained in this Lease, Landlord and Tenant agree as follows:
1. LEASED PREMISES
Landlord hereby leases to Tenant and Tenant hereby leases from Landlord, 2,950 square feet of garage space located at 750 Basket Road, Webster. New York ("Premises ").

2. TERM
The term of this Lease shall be for three (3) years commencing March 1, 2004 and ending February 28. 2007.

3. PURPOSE
The Premises may be used as an automobile storage and repair facility.

4. RENT

Tenant agrees to pay the Landlord monthly rental as follows:

                   March 1, 2004 through August 1, 2004                    $1,000.00

                   September 1,2004 through February 1, 2007             $1,500.00

This lease is understood to be a gross lease in which the Landlord is directly responsible for water, real property taxes and snowplowing. Tenant shall be responsible for utilities, trash and recycle removal, snow shoveling and salting, telephone service, ongoing cleaning and vermin control within the space.

The present rent schedule is based upon the Tenant occupying the first bay only of the facility. Upon acceptance of Bay #2 and Bay #3 the rent payment will change as follows:

                                    Additional Sq. Feet                    Additional per month

                   Bay #2      420 square feet                          $150

                   Bay #3      562 square feet                          $450

Occupancy of the additional space can occur anytime during the initial term of this lease agreement upon thirty (30) days written notification to the Landlord.

The Landlord shall afford the tenant the right of first refusal to lease the remaining Bay #2 or Bay #3 during the tem of this Lease Agreement or any extension thereof. If the Landlord desires to enter into an arms length Lease Agreement for the vacant Bays during the term of this Agreement, or any extensions thereof, Landlord shall immediately give Tenant written notice pursuant to paragraph 15 of this Lease Agreement. The Tenant shall then have ten (10) days of Notice to provide Landlord with a written acceptance of additional space pursuant to the above mentioned schedule.

5. SECURITY DEPOSIT
Landlord will require a security deposit n the amount of $3,000 which will be paid over the first six months

6      EXPENSES

In addition to the Rent, Tenant shall pay directly the cost incurred by the Landlord in. connection with its occupancy of the building. Both Landlord and Tenant shall approve expenses for this property prior to occupancy. These costs will be billed directly by the Landlord at the acceptance of the space by the Tenant and shall not exceed $6,000. In the event that such costs exceed the initial estimate, Landlord and or its agents, shall notify Tenant in writing. This will be a one-time expense and shall be payable in half at time of occupancy. The balance of expense is included in Section 5.

7. COVENANT TO PAY RENT

Tenant shall pay rent required by this Lease on the first day of each month. Payment is due and payable at the above-mentioned address. Rent received after the fifth (5th) day of the month shall be subject to a five percent (5%) late charge.

8. CARE AND REPAIR OF PREMISES

Tenant shall commit to no act of waste and shall take good care of the Premises and the fixtures and appurtenances therein, and shall, in the use and occupancy of the Premises, conform to all laws, orders and regulation of the Federal, State and Municipal governments. Landlord shall make all Structural repairs and repairs caused by fire or other casualty.

9.       INSURANCE

Landlord shall obtain fire and extended casualty insurance protection for the Premises. Landlord shall be entitled to all proceeds from that insurance and Tenant shall have no claim to those proceeds. Tenant shall not do or permit anything to be done which will increase the insurance premiums or which would be a violation of the rule of the New York Fire Insurance Underwriters.

During the term of this Lease the Tenant shall maintain at its sole cost and expense, $100,000 contents and general public liability insurance insuring both Landlord and Tenant against claims for bodily injury, death or property damage occurring upon, in or about the Premises for not less than $1,000,000 for combined bodily injury and property damage. Landlord shall be named as additional insured on such policy

10. WAIVER OF SUBROGATION

Notwithstanding any provision of this Lease, in any event of loss or damage to the Building, the Premises and/or contents, each party shall look first to any insurance in its favor before making any claim against the other party, and to the extent possible without additional cost, each party shall obtain, for each policy of such insurance, provisions permitting waiver of any claim against the other party for loss or damage within the scope of the insurance, and each party, to such extent permitted, for itself and its insurers waive such insured claims against the other party.

                                                                             2

11. DEFAULT REMEDIES

If Tenant defaults in the payment of Rent payable to Landlord or defaults in the performance of any material covenants or conditions hereof, Landlord may give to Tenant notice of such default and if Tenant does not pay any Rent payable to Landlord within five days, or cure any other default within ten days, then Landlord may terminate this Lease on not less than five days' notice to the Tenant.

12. SUBORDINATION

This Lease shall be subject and subordinate to mortgages which may now or hereafter affect the real property of which the Premises are a part and to all renewal, modifications consolidation and replacements of said mortgages.

13. RENEWAL OPTIONS

Provided Tenant is not in default and no event has occurred that with the passage of time would constitute a default hereunder, the Tenant shall have the option to extend the term of this Lease for two (2) additional periods of two (2) years each, commencing on the date immediately following the last date of the original term of this Lease, or the first option term as the case may be. Tenant can exercise this option by giving written notice to Landlord no later than four (4) months prior to the expiration of the original term hereof or the first option term. Rental rate at time of the first renewal option shall be three percent above the annual rental rate for the first extension period and three percent above the annual rental rate of the second option term.

14. SIGNAGE
Tenant shall not erect any signs to the premises without prior Landlord approval.

15. NOTICES

Any notice by either party to the other shall be in writing and shall be deemed to be duly given only if delivered personally or mailed by registered or certified mail return. Notices are to be delivered as follows:

Tenant:

Mr. William J. Green

7 Bryden Park

Webster, NY 14580

Mr. Ronald J. Green

10 VanCortland Drive

Pittsford, NY 14534

Landlord:

Imaging Realty Group LLC

Mr. William G. Boulter

545 Basket Road

Webster, NY 14580

16. LANDLORD'S RIGHT TO INSPECT AND REPAIR
Landlord may enter the Premises at any reasonable time, on reasonable notice to Tenant for the purposes of inspection or the making of repairs, replacements and

'

                                                                                                      3

additions to the Premises. Tenant shall have no claim or cause of action against the Landlord by reason thereof.

17. NO REPRESENTATIONS
Neither party has made any representation or promises, except as contained herein, or in some further writing signed by the party making such representation or promise.

18. QUIET ENJOYMENT
Landlord covenants that if so long as Tenant pays the Rent and performs the Covenants hereof, Tenant shall peaceably and quietly have, hold and enjoy the Premises for the Terms herein mentioned.

19. TENANT'S ESTOPPEL

Tenant shall from time to time, upon not less than ten days written notice, execute a written statement certifying that this Lease is unmodified and in full force effect. Tenant shall also indicate dates that the Rental and other charges are paid and whether or not the Landlord is in default hereunder. It is being intended that a prospective purchaser of Landlord's interest or mortgagee of Landlord's interest or assignee of any mortgage upon Landlord's interest in the Building may rely upon any such statement delivered pursuant to this Section.

20. WAIVER OF JURY TRIAL
To the extent such waiver is permitted by law, the parties waive trial by jury in any action or proceeding brought in connection with this Lease.

21. BROKERAGE

The Landlord and Tenant represent that no broker brought about this Lease Agreement and that no one is being paid any fee or other compensation on account of making this Lease. Each party indemnifies and agrees to defend and hold the other harmless from claims arising out of one's own acts or conduct as the case may be.

22. ENVIRONMENTAL PROVISIONS

Tenant acknowledges that there are certain federal, state, and local laws in effect and additional laws that may hereafter be enacted relating to or affected the Premises. The Tenant will not cause, or permit to be caused any act by negligence, omission or otherwise that would result in any violation of these laws. Any violation shall be an event of default under this Lease.

Tenant Covenants and agrees to take actions required now or in the future by the New York State Department of Environmental Conservation et al, with regard to all environmental matters. Tenant agrees that if Tenant fails to take such action as is required; Landlord may take such action and will be indemnified by Tenant for any and all damages.

Any dispute between the Landlord relating to the existence or extent of any environmental problem on the premises shall be resolved by arbitration in Rochester, New York in accordance with the rules of the American Arbitration Association and all such proceedings, testimony and other evidence shall be strictly confidential.

If any environmental contamination or other environmental problems are found on the property for which any response or other removal, remedial or other type of

                                                                                4

action is required pursuant to law, order, rules, regulation or governmental action, Tenant agrees it will at its sole cost take such action promptly and to the Landlord's satisfaction.

23. PERSONAL LIABILITY

Anything to the contrary contained in this Lease notwithstanding, the covenants contained in this Lease to be performed by Landlord shall not be binding personally, but instead such covenants are made for the purpose of binding only the Landlord's interest and shall be enforceable only with regard to the right, title and interest of the Landlord as the same may be encumbered. It is understood that in no event shall the Tenant have any right to levy execution against any property of the Landlord other than the Landlord's interest in the Premises.

24. REPRESENTATIONS

This lease upon execution by Landlord and Tenant shall constitute the entire agreement between the parties hereto relating to the Lease and supersedes all prior or other representations in connection with the Lease and this Lease cannot be changed, except in writing signed by both Landlord and Tenant.

25. RIGHT OF FIRST REFUSAL

The Landlord shall afford the tenant the right of first refusal to purchase the leased premises during the term of this Lease Agreement, or any execution thereof. If the Landlord desires to sell the premises to a bona fide good faith purchaser during the term of this Agreement, or any extensions thereof, Landlord shall immediately give Tenant written notice pursuant to paragraph 15 of this Lease Agreement. The Tenant shall then have thirty (30) days of Notice to provide Landlord with a written purchase offer for the same terms and conditions as made by the bona fide purchaser. In the event that the Tenant shall fail to exercise the right of first refusal within the thirty (30) days after receipt of Notice, the right of first refusal shall terminate and the Landlord may convey the premises. In the event that the bona fide purchaser shall fail to close said conveyance, the right of first refusal shall revive.

IN WITNESS HEREOF, the parties hereto have duly executed this Lease as of the day and year first written above.

LANDLORD:	IMAGING REALTY GROUP LLC

/S/WILLIAM G. BOULTER
By: William G. Boulter, Member

TENANT:	Dynamx, inc.

/S/WILLIAM J. GREEN
By: William J. Green

TENANT:	/S/WILLIAM J. GREEN
By: William J. Green, as an Individual

/S/RONALD J. GREEN
By: Ronald J. Green, as an Individual

                                                                                                 5

Exhibit 10.32

BILL OF SALE

                   Dynamx, Inc., a New York State business corporation located at 7 Bryden Park, Webster, New York 14580, being the sole owner of the equipment and machinery set forth in Schedule A attached hereto and made a part hereof, does hereby sell, transfer and convey all rights, title and interests to and in such equipment and machinery to Torvec, Inc. a New York State business corporation located at Powder Mills Office Park, 1169 Pittsford-Victor Road Suite 125, Pittsford, New York 14534.

                   By this Bill of Sale, Dynamx and its principals hereby warrant that Dynamx owns all such equipment and machinery outright, there are no outstanding security interests to and in such equipment and machinery whether represented by liens or otherwise and that no other party has any interest, whether secured or otherwise, in such equipment and machinery.

Dynamx, Inc.

By: /S/RONALD J. GREEN
Ronald J. Green, Vice President

/S/WILLIAM J. GREEN
William J. Green

/S/RONALD J. GREEN
Ronald J. Green

/S/NICHOLAS M.KRENT
Nicholas M.Krent

Schedule A

One Mustang Dynamometer (Model MD-500; Serial # 18385)

One Car Lift

One Compressor

Leasehold Improvements including dynamometer pit and fixtures, fluorescent lighting, security system, 220 volt circuit, electrical outlets, HVAC hoses and blowers

Exhibit 10.33

Lease and Services Agreement

Between:

Robert C. Horton as Landlord, and

Torvec, Inc., as Tenant

Witnesseth:

The Landlord hereby leases to the tenant the premises located at 38 Foster Rd., Canandaigua, NY, said premises constituting a 3,131 square feet facility consisting of a 308 square foot office, a 231 square foot conference room and a 2,592 square foot machine shop and manufacturing facility commencing on March 1, 2005 and terminating on the last day of February, 2006, to be used and occupied for Tenant's automotive business only. Landlord shall during the Lease term, furnish the services of three engineers and two machine operators at the facility.

1. Rent

Tenant shall pay monthly rent of 10,000 shares of the Tenant's common stock which stock shall be freely tradable by Landlord upon receipt payable in advance on the first day of each and every month during the term of this agreement and any extensions thereof. The amount and nature of such rent shall be adjusted by the mutual consent of the parties.

2. Repairs

Tenant shall take good care of the leased premises and shall, at its cost and expense, be responsible for all repairs and maintenance to the leased premises during the term of this agreement and any extensions thereof while delivering up the leased premises in good order and condition to the Landlord at the termination of its tenancy.

3. Insurance

Tenant also agrees to hold Landlord harmless from any liability or loss caused from its operations and activities at the leased premises.

4. Hazardous Waste

Tenant shall be responsible for cleanup, including fines, for any spills of hazardous waste materials, including but not limited to oil, antifreeze, hydraulic fluid, transmission fluid, and similar automotive materials, whether on the inside or outside of the leased premises. Tenant furthermore agrees to hold Landlord harmless from any liability or loss caused by any violation by Tenant during the term of this agreement.

2

5. Utilities

Landlord agrees to be responsible for the total utility expenses, including gas and electric, incurred at the leased premises.

6. Renewal and Termination

This agreement shall be extended for additional one year term(s) upon the agreement of the parties and may be terminated at any time by either party upon thirty (30) days written notice, one to the other.

AND IT IS MUTUALLY UNDERSTOOD AND AGREED that the terms, conditions and covenants contained in this agreement shall be binding upon the parties hereto and upon their respective successors, heirs, executors and administrators.

IN WITNESS WHEREOF, the parties have executed this agreement this

18th day of March, 2005.

TORVEC, INC.

/S/PHILIP A. FAIN
By: Philip A. Fain Chief Financial Officer

ROBERT C. HORTON

/S/ROBERT C. HORTON
Robert C. Horton

3

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-114650), Form S-8 (No. 333-110769), Form S-8 (No. 333-105524), Form S-8 (No. 333-101130), Form S-8 (No. 333-102650), Form S-8 (No. 333-80443), Form S-8 (No. 333-47392), Form S-8 (No. 333-72894), Form S-8 (333-75872), Form S-8 (No. 333-82006), and Form S-8 (No. 333-69123) of Torvec, Inc. of our report dated March 30, 2005, with respect to Note A, April 5, 2005, on our audit of the consolidated financial statements of Torvec, Inc. which is included in the annual report on Form 10-KSB for the year ended December 31, 2004.

/S/ EISNER LLP

New York, New York

April 6, 2005

Exhibit 31.1

CERTIFICATIONS

I, Philip A. Fain, Chief Executive Officer and Chief Financial Officer of Torvec, Inc., hereby certify that:

1.	I have reviewed this annual report on Form 10-KSB of Torvec, Inc.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	[Reserved] [Paragraph omitted pursuant to SEC Release Nos. 33-8392 and 34-49313.]
c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: April 11, 2005	/S/ PHILIP A. FAIN Philip A. Fain Chief Executive Officer, Chief Financial Officer

Exhibit 31.2

CERTIFICATIONS

I, Samuel M. Bronsky, Chief Accounting Officer of Torvec, Inc., hereby certify that:

1.	I have reviewed this annual report on Form 10-KSB of Torvec, Inc.
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	[Reserved] [Paragraph omitted pursuant to SEC Release Nos. 33-8392 and 34-49313.]
c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: April 11, 2005	/S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Accounting Officer

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Torvec, Inc. ("Torvec") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philip A. Fain, chief executive officer and chief financial officer of Torvec, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Torvec, Inc.

/S/PHILIP A. FAIN
Philip A. Fain, Chief Executive Officer,

Chief Financial Officer

April 11, 2005

Issuer Statement

   A signed original of this written statement required by Section 906 has been provided to Torvec, Inc. and will be retained by Torvec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.