Form 10QSB
period 2005-03-31
TORVEC INC
filed 2005-05-20
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                          MARCH 31, 2005
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

                   YES  [ X ]               NO [     ]

As of March 31, 2005, there were outstanding 29,260,547 shares of the company's common stock, $.01 par value. Options for 1,723,895 shares of the Company's common stock are outstanding but have not yet been issued. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)
INDEX

TORVEC, INC.
(a development stage company)
CONDENSED BALANCE SHEETS
	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS CURRENT ASSETS:
Cash	$477,000	$574,000
Prepaid Expenses	7,000	149,000
	-------------	-------------
Total Current Assets	484,000	723,000
	-------------	-------------
PROPERTY AND EQUIPMENT:
Office equipment	29,000	27,000
Shop equipment	83,000	79,000
Leasehold improvements	3,000	3,000
Transportation equipment	69,000	95,000
	-------------	-------------
	184,000	204,000
LESS: ACCUMULATED DEPRECIATION	58,000	77,000
	-------------	-------------
Net Property and Equipment	126,000	127,000
	-------------	-------------
OTHER ASSETS
License, net of accumulated amortization of $905,000 and $692,000, respectively	2,355,000	2,568,000
Deposits	2,000	2,000
	-------------	-------------
Total Other Assets	2,357,000	2,570,000
	-------------	-------------
Total Assets	$2,967,000	$3,420,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$278,000	$290,000
Accrued liabilities	1,495,000	1,495,000
Loans payable to stockholders and officers	28,000	28,000
	-------------	-------------
Total Current Liabilities	1,801,000	1,813,000

Deferred revenue	150,000	150,000
	-------------	-------------
Total Liabilities	1,951,000	1,963,000
	-------------	-------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	212,000	281,000
	-------------	-------------
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 100,000,000 shares authorized,
3,300,000 designated as Series A non-voting cumulative dividend $.40 per share, convertible preferred, 306,743 and 259,243 shares issued and outstanding at March 31, 2005 and December 31, 2004,
(liquidation preference $1,366,271 and $1,150,063), respectively.	3,000	3,000
300,000 designated as Class B non-voting cumulative dividend $.50 per share, convertible preferred, 42,500 and 42,500 shares issued and outstanding at March 31, 2005 and December 31, 2004,
(liquidation preference $223,493 and $218,181), respectively.
Common stock, $.01 par value, 40,000,000 shares authorized, 29,260,547 and 29,043,654 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	293,000	290,000
Additional paid-in capital	33,814,000	32,761,000
Due from stockholders	(3,000)	(3,000)
Deficit accumulated during the development stage	(33,303,000)	(31,875,000)
	----------------	----------------
Total Stockholders' Equity	804,000	1,176,000
	----------------	----------------
Total Liabilities and Stockholders' Equity	$2,967,000	$3,420,000
	=========	=========
See Notes to Condensed Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	September 25, 1996 (Inception) Through March 31, 2005

COSTS AND EXPENSES:
Research and development	$501,000	$300,000	$10,559,000
General and administrative	996,000	4,069,000	23,804,000
	-----------------	-----------------	-----------------
Loss Before Minority Interest	(1,497,000)	(4,369,000)	(34,363,000)

Minority Interest in Loss of Consolidated Subsidiary	69,000	116,000	1,060,000

	-----------------	-----------------	-----------------
Net loss	(1,428,000)	(4,253,000)	(33,303,000)

Preferred Stock beneficial conversion feature	159,000	20,000	715,000

Preferred Stock Dividend	32,000	8,000	151,000
	-----------------	-----------------	-----------------
Net Loss Attributable to Common Stockholders	($1,619,000)	($4,281,000)	($34,169,000)
	==========	==========	==========

Basic and Diluted Loss Per Share	($0.06)	($0.15)
	==========	==========

Weighted average number of shares of common stock -basic and diluted	29,137,000	27,967,000
	==========	==========

See Notes to Condensed Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	September 25, 1996 (Inception) Through March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($1,428,000)	($4,253,000)	($33,303,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219,000	43,000	988,000
Gain on sale of fixed asset	(10,000)	0	(10,000)
Minority interest in loss of consolidated subsidiary	(69,000)	(116,000)	(1,060,000)
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Common stock issued for services	750,000	795,000	8,352,000
Contribution of services	75,000	112,000	1,584,000
Compensatory common stock, options and warrants	41,000	3,339,000	11,521,000
Changes in other current assets and current liabilities:
Prepaid Expenses	142,000	(178,000)	153,000
Deposits	0	0	(2,000)
Accounts payable and accrued expenses	(12,000)	127,000	3,681,000
Deferred revenue	0	0	150,000
	-----------------	-----------------	-----------------
Net cash used in operating activities	(292,000)	(131,000)	(7,327,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,000)	0	(209,000)
Cost of acquisition	0	0	(16,000)
Proceeds from sale of fixed asset	10,000	0	10,000
	-----------------	-----------------	-----------------
Net cash provided by (used in) investing activities	5,000	0	(215,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sales of common stock
and upon exercise of options and warrants	0	121,000	6,488,000
Net proceeds from sales of preferred stock	190,000	822,000	1,559,000
Net Proceeds from sale of subsidiary stock	0	0	234,000
Proceeds from long-term borrowings	0	0	29,000
Repayment of long-term debt	0	0	(29,000)
Proceeds from (repayments of) stockholders' loans-net	0	0	103,000
Distributions	0	0	(365,000)
	-----------------	-----------------	-----------------
Net cash provided by (used in) financing activities	190,000	943,000	8,019,000
	-----------------	-----------------	-----------------
NET INCREASE (DECREASE) IN CASH	(97,000)	812,000	477,000

CASH - BEGINNING OF PERIOD	574,000	56,000	0
	-----------------	-----------------	-----------------
CASH - END OF PERIOD	$477,000	$868,000	$477,000
	==========	==========	==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock, warrants, and options in settlement of liabilities, except notes payable	$0	$0
Preferred dividends paid in Preferred Stock	$0	$0

See Notes to Condensed Financial Statements

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

Note 1 Financial Statement Presentation

The interim information contained herein with respect to the three month periods ended March 31, 2005 and March 31, 2004 and the period from September 25, 1996 (inception) through March 31, 2005 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three month period ended March 31, 2005, and since inception. The results are not necessarily indicative of results to be expected for the year.

For the period from inception through March 31, 2005, the company has accumulated a deficit of $33,303,000, and has been dependent upon equity financing, loans from shareholders and the exchange of stock for services to meet its obligations and sustain operations. The company is in the development stage and its efforts have been principally devoted to research and development, raising capital and marketing of principal products. A sale and/or commercialization of one of the company's technologies, additional financing, a joint venture relationship or a combination thereof will be required by the company to commence operations.

 Note 2 The Company

Torvec, Inc. was incorporated in New York on September 25, 1996. The company, which is in the development stage, specializes in automotive technology.

Note 3 Summary of Significant Accounting Policies

Consolidation

The financial statements include the accounts of the company and its majority owned-subsidiary, Ice (69.26% owned at March 31, 2005), its 100% owned subsidiaries, Iso-Torque Corporation and IVT Diesel Corp. and its 49% owned subsidiary, Variable Gear, LLC. All material intercompany transactions and account balances have been eliminated in consolidation.

Equipment

Equipment, including a prototype vehicle, is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful lives of the assets which range from three to seven years.

Research, Development and Patents

Research, development costs and patent expenses are charged to operations as incurred.

License

Through December 31, 2005, the license was being amortized over its estimated useful life of approximately 19 years which correlates to an underlying patent. Effective January 1, 2005, the Company has changed its estimate of economic useful life to 3 years. Charges for amortization

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

in each of the three month periods ended March 31, 2005, and 2004 was $214,000 and $42,000. Such amortization expense is included in research and development expense.

Total future amortization of the license are as follows:

Year Ending
December 31,	Amount
2005 (remainder)	$ 643,000
2006	856,000
2007	856,000
$ 2,355,000

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

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

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

At March 31, 2005, the Company had one stock-based employee compensation plan, and the company's subsidiaries had no stock-based employee compensation plan. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended SFAS No. 123, the company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25 and related interpretations including FIN No. 44. The following table illustrates the effect on net loss attributable to common stockholders and loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plan:

	Three Months
	March 31,
	2005	4
Net loss attributable to common stockholders	(1,619,000)	(4,281,000)
Add stock-based compensation expense under APB No. 25
included in net loss	41,000	-
Less stock-based compensation expense under SFAS No. 123	(41,000)	-

Pro forma net loss attributable to common stockholders	$(1,619,000)	$(4,281,000)

Basic and diluted net loss attributable to common stockholders per share	$ (0.06)	$ (0.15)

Pro forma basic and diluted net loss attributable to common stockholders per share	$ (0.06)	$ (0.15)

The company did not grant fixed stock options to acquire shares of its common stock to its employees during the three months ended March 31, 2005.

Impairment or Disposal of Long-Lived Assets

The company follows Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, whenever events or circumstances indicate that the carrying amount

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

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

During 2003, the company sold 15,687 Class A Preferred for Proceeds of $63,000.

In December 2003, the Company received $9,216 for 2,305 Class A Preferred shares classified as Class A Preferred stock issued in January 2004.

On March 19, 2004 the company sold 62,500 Class A Preferred to each of three investors for $250,000 each. On March 22, 2004, the company sold 17,922 Class A Preferred for $71,687. On April 26, 2004, the company sold 32,653 Class A Preferred for Proceeds of $130,613.

In connection with the sale of Class A Preferred, the company recognized as a beneficial conversion feature at the date of issuance representing the difference between the conversion price and the market price of the common stock into which the preferred stock is convertible. At March 31, 2004, the company valued the beneficial conversion feature at approximately $714,000. The beneficial conversion feature will be amortized through the date the preferred stock becomes eligible for conversion, which is one year from the date of issuance. For the three months ended March 31, 2005 the company recorded a preferred stock beneficial conversion feature of approximately $159,000.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

On September 8, and December 13, 2004, investors converted 1,261 and 1,289 Class A Preferred received as a dividend into 1,261 and 1,289 common shares, respectively.

On March 16, and March 24, 2005 the Company sold 37,500 and 10,000 Class A Preferred to one investor for $150,000 and $40,000.

Class B Preferred Shares

In September, 2004, in order to initially fund the business of the Company's wholly owned subsidiary, Iso-Torque Corporation, the company created a new class of preferred shares, Class B Non-Voting Convertible Cumulative Preferred Shares ("Class B Preferred").

The company has authorized the sale of up to 300,000 shares of its Class B Non-Voting Cumulative Convertible Preferred Stock. Each share of Class B is convertible into one share of voting common stock or the holder can convert each Class B Preferred Share into one fully paid share of common stock of Iso-Torque Corporation if (a) upon the initial public offering of Iso-Torque; (b) initial trading of Iso-Torque on a national exchange; or (c) sale, transfer and/or exchange of Iso-Torque stock to a third party and entitles the holder to dividends, at $.50 per share per annum. The holder has the right to convert after one year subject to Board approval.

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

On September 13, 2004 and October 8, 2004 the Company sold 22,500 and 20,000 Class B Preferred to one investor for $112,500 and $100,000.

Note 5 Related Party Transactions

The company's consulting agreements with members of the Gleasman family expired on December 1, 2003. Effective January 1, 2004, the company no longer pays any consulting fees to the Gleasmans for these services. Included in research and development and general and administrative expenses for the three ended March 31, 2005 is $75,000 for the value of the contributed services the company received from the Gleasmans.

The Gleasmans have agreed to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company. In addition, Keith E. Gleasman continues to serve as President and as a director and James A. Gleasman continues to serve as a director and Chief Strategist. Keith E. Gleasman also is co-managing director, with Richard E. Ottalagana, of the company's wholly owned subsidiary,

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

Iso-Torque Corporation and James A. Gleasman serves, with Philip A. Fain, as co-managing director of IVT Diesel Corp.

At March 31, 2005 loans and advances from stockholders and officer of $28,000 are non-interest bearing and have no fixed date of repayment.

During the three months ended March 31, 2005, the Company incurred approximately $147,000 for consulting services provided to the Company by outside counsel exclusive of legal services.

During the three months ended March 31, 2005, the Company entered into a rental agreement with a shareholder to lease space at a monthly charge of 10,000 common shares per month. The Company has recorded $42,000 of rent expense for the month of March 2005.

Note 6 Business Consultants Stock Plan

The company's Business Consultants Stock Plan as amended, ("the Plan") provides for the granting of 5,100,000 common shares of the company's $.01 par value common stock, which may be issued from time to time to business consultants and advisors.

For the three months ended March 31, 2005, 204,893 shares (including 104,400 warrants exercised) were issued under the Plan to consultants in exchange for services and amounts owed to these consultants. The shares were valued at the market value of the shares on the date immediately prior to the date of issuance and approximated $485,000. Included was the issuance of 10,000 shares valued at $42,000, to a shareholder for rent of his facility.

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

Note 8 Variable Gear LLC

On January 1, 2008, the Company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. The Company does not share in any profit or losses in this entity. At March 31, 2005 such fair market value cannot yet be reasonably estimated.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

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

For services rendered as members of the company's board of directors and its committees, nonmanagement directors who have been board members for at least one full year and have attended, in person or by telephonic conference as permitted by the company's By-laws, at least 75% of both board meetings and meetings of committees of which they are a member shall receive warrants to purchase up to 12,000 common shares at a purchase price of $.01 per share. The warrants are issued quarterly on a pro rata basis. The warrant term is for a period of ten years. In addition, the chairman of the audit committee is entitled to receive as payment for services on such committee 5,000 warrants per year, payable quarterly.

The plan became effective on October 1, 2004. For the period ended December 31, 2004 Herbert H. Dobbs, Joseph Alberti, Gary A. Siconolfi and Daniel R. Bickel each received 12,000 warrants in accordance with the plan. In addition, for such period Daniel R. Bickel received 5,000 warrants for services rendered as chairman of the audit committee.

For the quarter ended March 31, 2005 each of Herbert H. Dobbs, Gary A. Siconolfi and Daniel R. Bickel received 3,000 warrants for services rendered as directors under the plan and Mr. Bickel received 1,250 additional warrants for services rendered as chairman of the audit committee.

On March 16, 2005 and on May 13, 2005, Mr. Siconolfi exercised 12,000 and 3,000 warrants respectively at a purchase price of $.01 per common share.

On February 20, 2004 the Company entered into an agreement with a management-consulting firm to assist the Company in executing a business plan to commercialize and produce a full terrain vehicle. Upon execution of the agreement, the Company granted 15,306 shares of common stock in settlement of $75,000 owed upon execution of the agreement. Pursuant to the February 20th agreement, the Company issued 28,792 common shares in monthly fees and granted 620,000 warrants, of which 104,400 were exercised during the first quarter of 2005. The February 20th agreement was terminated and replaced with a new agreement effective June 30, 2004 with the same management consulting firm pursuant to which the management consulting firm will furnish individuals to serve as the company's chief executive officer, chief financial officer and chairman of its board of directors as well as continuing to provide all of the business consulting and technical services provided under the February 20th agreement. As under the February 20th agreement, under the June 30th agreement, no payments of any kind, stock, warrants or options will be made to the individuals furnished by the management consulting firm

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

but all payments, stock issuances, warrants or options will be made by the Company directly to the management consulting firm as called for under the June 30th agreement. The June 30th agreement is for an initial term of 24 months and will be renewed for additional 24 month periods unless either party provides notice to the other at least sixty days prior to the end of the term. The June 30th agreement provides compensation terms substantially similar to those contained in the February 20th agreement. As under the February 20th agreement, the Company will pay the management consulting firm $50,000, plus 20,000 warrants exercisable at $.01 per share on a monthly basis. In lieu of such payment, upon the happening of a revenue producing event, the Company will grant 40,000 warrants per month, exercisable at $.01 per share. As under the February 20th agreement, the Company is obligated to grant warrants exercisable at $.01 per share based upon a formula if the closing bid price of the Company's common stock is equal to or greater than $5.00 per share. However, under the June 30th agreement, the total number of warrants issuable under the formula is capped at 2,250,000. In connection with this obligation, the Company granted 500,000 warrants with a fair value of $2,972,000 during the first quarter of fiscal 2004 as a result of the stock price exceeding $5.00 per share. As of March 31, 2005, the Company recorded a charge of $271,000 for these warrants for the 3 month ending March 31, 2005. Under the formula, the Company may be obligated to grant additional warrants during the June 30th agreement's term at which time they will be valued. If the calculation were performed as of March 31, 2005, the Company would have had to grant an additional 245,000 warrants. Pursuant to the June 30th agreement, the Company granted 200,000 warrants on August 20, 2004 and recorded a charge of $1,191,000 in connection with the issuance of the warrant. The June 30th agreement provides for additional success and other fees payable in warrants. In connection therewith, the Company may recognize significant charges in the future if and when such events occur.

On April 12, 2005, the Company re-executed the June 30, 2004 agreement with the same management-consulting firm without a change of any material terms due to a name change of such firm.

Note 10 Options

The Company granted no options during the first quarter of 2005.

Note 11 Subsequent Events

The Company purchased a new vehicle for approximately $34,000, for use in its testing of the Iso-Torque technology.

The Company entered into a seven month lease agreement for a testing facility with cash payments of $5,000 for the months of April, May and June 2005, and for the months of July, August and September 2005 the Company will issue 1,000 shares of its common stock. The Company will value such shares at the date of issuance.

On April 15, 2005 and May 16, 2005, the Company sold a total of 20,000 Class A Preferred shares to an investor at $4.00 per share for gross proceeds of $80,000.

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

The company's plan of operation relative to its automotive inventions during fiscal 2005 is:

o

to continue in collaboration with CXO on the GO of Delaware, LLC, to develop, refine and implement the company's overall strategy described above by soliciting indications of interest from first-tier suppliers and/or automotive OEMs to license and/or purchase one or more of our technologies;

o	to complete relevant EPA and actual, real world testing of our infinitely variable transmission in a gasoline powered Tahoe;

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

The 2005 DARPA Grand Challenge is a cooperative effort of IVT Diesel Corp., MotoTron (a subsidiary of Brunswick Corporation) and Telanon Corporation. MotoTron will provide the vehicle control system and suitable application support while Telanon will provide the sensor fusion software, obstacle detection components and appropriate application support for integration with the command and control systems.

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

(c)    First Quarter Developments

Full Terrain Vehicle (FTV™ )

Torvec continues to pursue commercialization opportunities for our FTV™. One avenue that we have been aggressively pursuing is to gain global exposure for our vehicle through the Department of Defense's DARPA Grand Challenge. The FTV™ provides the platform for Team Autonomous Ingenuity's entry in the 2005 DARPA Grand Challenge. Team Autonomous Ingenuity is comprised of Torvec, MotoTron, Inc. (a division of Brunswick Corporation) and Telanon, Inc.

The US Department of Defense performed a site visit to review our entry during the first week of May. Two judges were sent by DARPA to meet our team, inspect our vehicle, and review our progress to date through a series of live tests. Back in March we had successfully driven the FTV by remote control to meet the last DARPA required deadline. For this month's site visit, the challenge was much greater: run the FTV™ through a course completely autonomously. The course was 200M in length and 8M wide, with left and right turns of 34 degrees and 30 degrees, respectively. The vehicle completed the course all three times with consistency. After three runs, our tread marks were a total of two inches apart. The site we used was chosen for its real-world characteristics. We selected as a test site, an old railroad bed, with a rutted dirt and rock road, ditches filled with collected rainwater, high power lines above which interfered with our compass, and frequent railroad traffic which interfered with our GPS acquisition. Our vehicle, sensor systems and control systems were up to the task, handling this environment with ease. We continue to use this location for heavy-duty durability testing of the FTV.

During the site visit, we were able to show the judges our ability to sense obstacles, and demonstrate our algorithms for avoiding these obstacles. During the interview, we presented our plan for sensing and avoiding various types of obstacles during the race. The day included detailed presentations of the FTV, our vehicle control systems, our sensor systems, and our sensor fusion. We also presented DARPA officials with a sensitivity analysis of last year's Grand Challenge, along with our strategies for achieving success this year.

Testing of the FTV continues with one eye on the Grand Challenge and the other on global commercialization of the vehicle. We continue to gain exposure of the FTV through our entry in the Grand Challenge, and the value-added of the vehicle control systems and sensor systems open our vehicle to exciting new markets.

Infinitely Variable Transmission (IVT™)

During the course of our ongoing testing of our IVT™, we developed what we believe is a significant technological breakthrough - a modular interchangeable hydrostat/hydro-mechanical transmission, all in one. The hydrostatic mode of the transmission operates exclusively on our patented hydraulic pumps and motors, and is especially effective at low RPM's. The hydro-mechanical mode operates by utilizing both our patented hydraulic pumps and motors combined with a conventional gear pack.

We believe that the modular design allows a vehicle to run at high efficiencies at extremely low RPM's and infinite overdrive as opposed to a fixed overdrive found on most vehicles; uses the full amount of torque available at any engine speed at the lowest RPM based on driving conditions; significantly increases overall durability; and allows us to build smaller sized pumps and motors, thereby providing more available room for fit in a wider variety of vehicles. Accordingly, the patent process has been crucial during the last several months and has consumed a great deal of our time.

We have spent a substantial amount of time engineering and testing our IVT™ running in the hydrostatic mode with the goal of creating an inexpensive automatic transmission with favorable performance attributes. The performance of the hydrostat transmission had to be designed and tested to function under the typical driving scenarios associated with the Asian, Chinese and South American markets. Some of our tests were specifically designed around the urban driving conditions found in major cities, including those of China. Early indications are that the hydrostat will be significantly less expensive that a comparable automatic transmission, and we are in the process of refining our cost estimates at this time. The hydro-mechanical transmission is designed to provide favorable performance for both diesel and gasoline engines for SUV's, light trucks and buses.

We developed this breakthrough technology through and as a result of our extensive testing program conducted on the GM Tahoe which we announced last fall. We now plan on conducting a series of real-world driving scenarios to confirm the benefits of our new modular technology.

We believe it is important to understand that measuring fuel efficiencies obtained by actual city, suburban and highway driving scenarios is, from a strategic standpoint, an absolutely necessary supplement to the conduct of auto industry accepted tests. This is especially the case now that a number of reputable organizations, such as the American Automobile Association, have challenged the validity and practicalities of such tests. For example, please refer to the following website: http://www.aaa-calif.com/corpinfo/05-03-03-mileage.asp.

Iso-Torque Differential

We are nearing completion of a demonstration Iso-Torque differential and are now concluding the plans for testing the differential in real world driving scenarios. Our differential will undergo performance, durability, reliability and safety testing utilizing state of the art test equipment which is just now being released to the market. The test equipment is the same as that used by Road & Track in their "Best All-Around Sports Car" competition, where they tested the new Corvette, Dodge Viper, Porsche Carrera and Boxster and the Nissan 350Z. Our tests will be performed utilizing a Nissan 350Z 30th Anniversary Edition which has received significant global press.

(d)    Company Expenses

              The net loss for the three months ended March 31, 2005 was $1,428,000 as compared to the three months ended March 31, 2004 net loss of $4,253,000. The decrease in the net loss of $2,825,000 is principally related to increases in general and administrative expense and in particular the execution of the consulting agreement with CXO during the March 31, 2004 quarter and the issuance of 500,000 warrants they received that quarter.

               Research and development expenses for the three months ended March 31, 2005 amounted to $501,000 as compared to $300,000 for the three months ended March 31, 2004. This increase amounted to $201,000. This increase is attributable to increased costs associated with commercializing our technologies.

               General and administrative expenses for the three months ended March 31, 2005 amounted to $996,000 as compared to $4,069,000 for the three months ended March 31, 2004. This decrease amounted to $3,073,000 and is principally due to the costs associated with warrants issued to our management consulting firm as described above.

(e) Liquidity and Capital Resources

        The company's business activities during the quarter ended March 31, 2005 were funded, in part, through the sale of 47,500 Class A Preferred for proceeds of $190,000.

        At March 31, 2005, the company's cash position was $477,000 and it had a working capital deficit of $1,317,000. Included in the company's current liabilities are amounts payable of $1,710,000 which the company believes will be paid with future issuances of stock. Approximately $1,541,000 of the $1,710,000 is attributable to our subsidiary, ICE Surface Development, Inc. and will be paid directly by ISDI in its own stock.

        The company's cash position at anytime during the quarter ended March 31, 2005 was directly dependent upon its success in selling common and preferred stock since the company did not generate any revenues. The company cannot determine whether it will generate any revenues from its business activities during the balance of its 2005 fiscal year.

        During the quarter ended March 31, 2005 the company issued 204,893 common shares (including 104,400 warrants exercised) with a fair value of $485,000 to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, product marketing research expenses, legal fees and associated expenses for ongoing patent work and reimbursement of ongoing employee consultant expenses.

         At March 31, 2005 loans payable to stockholders and officers amounted to $28,000 and are non-interest bearing and have no fixed date repayment.

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

(f) Critical Accounting Policies

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

(g) Revenue Recognition

          Revenue in connection with the granting of the license to Variable Gear, LLC is to be recognized when all conditions for earning such fee is complete. Generally, revenue is only recorded when no future performance is required related to the item.

(h) Impairment of Long-Lived Assets

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

(i) Impact of Inflation

          Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during the quarter ending March 31, 2005.

(j) Quarterly Fluctuations

          As of March 31, 2005, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

CONTROLS AND PROCEDURES

          Philip A. Fain, the company's chief executive officer and chief financial officer, has informed the Board of Directors that, based upon his evaluation of the company's disclosure controls and procedures as of the end of the period covered by this quarterly report (Form 10-QSB), such disclosure control and procedures are effective to ensure that information required to be disclosed by the company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure.

          Management, with the participation of the company's chief executive and chief financial officer, has concluded that there were no changes in the company's internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

          As of the date of the commencement of the action, ZT Technologies had not provided the company with any purchase orders.

          On March 29, 2005 a Settlement Agreement was executed between the parties dismissing the litigation with each party obligated only to pay its own attorney's fees and declaring the contract as between the parties null and void.

Item 2:   Changes in Securities

Class A and B Preferred Shares

      We ask that you refer to our annual report (Form 10-KSB) filed with the Securities and Exchange Commission on April 11, 2005 for a description of our Class A and Class B Preferred Shares. There are 3,300,000 authorized Class A Preferred Shares and 306,743 issued and outstanding. There are 300,000 authorized Class B Preferred Shares and 42,500 issued and outstanding.

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

10.31

Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.32	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.33

Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.34	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005;

10.35	Letter Agreement between Torvec, Inc. and CXO on the GO of Delaware, L.L.C. dated April 12, 2005;

10.36	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005;

10.37	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005.

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

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

None

(24)	Power of attorney

None

(31)	Rule 13(a)-14(a)/15(d)-14(a) Certifications

(32)	Section 1350 Certifications

(99)	Additional exhibits

None

(b)    Reports Filed on Form 8-K

        (1) Current Report filed on January 28, 2005; Current Report filed on February 16, 2005; Current Report filed on March 22, 2005; Current Report filed on March 30, 2005.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.
Date: May 20, 2005	By: /s/PHILIP A. FAIN Philip A. Fain, Chief Executive Officer, Chief Financial Officer

EXHIBIT INDEX
EXHIBIT			PAGE

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

N/A

	10.28	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

	10.29	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

	10.30	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;	N/A

	10.31	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004;	N/A

	10.32	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery;	N/A

	10.33	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005;	N/A

	10.34	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005;	34

	10.35	Letter Agreement between Torvec, Inc. and CXO on the GO of Delaware, L.L.C. dated April 12, 2005;	43

	10.36	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005;	53

	10.37	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005.	58

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

(16)	Letter on change in certifying accountant

None

(18)	Letter re change in accounting principles

None

(20)	Other documents or statements to security holders

None

(21)	Subsidiaries of the registrant

Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)
IVT Diesel Corp. (New York)
Variable Gear, LLC (New York)

(22)	Published report regarding matters submitted to vote of security holders

None

(23)	Consents of experts and counsel

(23.1)	None

(24)	Power of attorney

None

(31)	Rule 13(a)-14(a)/15(d)-14(a) Certifications

(32)	Section 1350 Certifications

(99)	Additional exhibits

None

Exhibit 10.34

SETTLEMENT AGREEMENT AND MUTUAL RELEASE

This Settlement Agreement and Mutual Release ("Agreement") is made and entered into as of this 29th day of March, 2005, by and between: Torvec, Inc., a corporation organized and existing under the laws of the State of New York ("Torvec") and ZT Technologies, Inc., a corporation organized and existing under the laws of the State of Indiana ("ZT").

WITNESSETH

WHEREAS, on or about July 21, 2004, Torvec and ZT entered into a written contract (the "Memorandum Agreement"), under which they were to jointly design, manufacture, market and sell Torvec's Full Terrain Vehicles (the "Torvec FTV") and accessories as specified in the purchase orders and/or grants that were to be solicited and procured by ZT;

WHEREAS, on our about September 8, 2004, a dispute arose between Torvec and ZT over the enforcement of certain terms and conditions of the Memorandum Agreement;

WHEREAS, in connection with the dispute, on or about October 27, 2004, Torvec commenced an action against ZT in the Federal District Court for the Western District of New York captioned Torvec, Inc. v. ZT Technologies, Inc., Case No. 04-CV-6533, seeking declaratory relief from the enforcement of the Memorandum Agreement;

WHEREAS, on or about December 8, 2004, ZT served an Answer to Torvec's Complaint with Counterclaims seeking, among other things, declaratory relief to enforce the Memorandum Agreement;

WHEREAS, without admitting any fault or liability on its part to any other party, each of the parties hereto desires to fully resolve and settle aforementioned dispute in accordance with the terms of this Agreement.

NOW, THEREFORE, in consideration of the mutual covenants and conditions herein, and for other good and valuable consideration, the receipt and sufficiency is hereby acknowledged, the parties hereto agree as follows:

       1.   To terminate any and all litigation surrounding their dispute, each agreeing to bear their own costs and expenses, exchange mutual releases and discontinue the federal action described herein with prejudice and without costs or attorney's fees by directing their respective counsel therein to immediately execute and present to the Court a Stipulation and Order of Discontinuance in the form annexed hereto at Exhibit A;

       2.   Cancel and terminate any and all contracts between the parties, including their representatives, agents and employees, and mark them as null and void;

       3.   Shred and destroy any business plans or other documents exchanged between the parties concerning the Torvec FTV; and

       4.   The matter is resolved without admission of fault with regard to either party, the terms of the Agreement shall be kept confidential, and the parties will take all reasonable efforts to avoid any disparagement or negative commentary regarding the other, including, but not limited to any comment to the media or publication on a website or otherwise regarding any aspect of this dispute or Agreement, provided, however, that the parties be entitled to make public disclosures of the terms of this Agreement in periodic reports filed with the U.S. Securities and Exchange Commission to the extent required by the Securities Exchange Act of 1934.

       5.   Mutual Release. Except as to those rights, duties, obligations, claims, causes of action, and defenses specifically created by this Agreement, the parties agree that:

            a.   Torvec, as RELEASOR, for good and valuable consideration from ZT as RELEASEE, receipt whereof is hereby acknowledged, releases and discharges ZT and all of its successors, predecessors, assignees, transferees, receivers, trustees, partners, principals, parent companies, subsidiaries, affiliate companies, employees, agents, officers, directors and shareholders, from all actions, causes of action, suits, debts, sums of money, accounts, bonds, bills, covenants, contracts, controversies, agreements, promises, damages, judgments, executions, claims, counterclaims and demands whatsoever, whether known or unknown, that the RELEASOR and its successors and assigns ever had, now have, or hereafter can, shall, or may have, for, upon, or by reason of any matter, cause, or thing whatsoever, including, but not limited to, any matter, cause or thing arising from or out of the facts and circumstances concerning the dispute herein.

            b.   ZT, as RELEASOR, for good and valuable consideration from Torvec as RELEASEE, receipt whereof is hereby acknowledged, releases and discharges Torvec and all of its successors, predecessors, assignees, transferees, receivers, trustees, partners, principals, parent companies, subsidiaries, affiliate companies, employees, agents, officers, directors and shareholders, from all actions, causes of action, suits, debts, sums of money, accounts, bonds, bills, covenants, contracts, controversies, agreements, promises, damages, judgments, executions, claims, counterclaims and demands whatsoever, whether known or unknown, that the RELEASOR and its successors and assigns ever had, now have, or hereafter can, shall, or may have, for, upon, or by reason of any matter, cause, or thing whatsoever, including, but not limited to, any matter, cause or thing arising from or out of the facts and circumstances concerning the dispute described herein.

       6.   General Provisions. The following general provisions shall apply to this Agreement:

            a.    No Prior Assignment; Indemnity. Each of the parties represents and warrants that it has not heretofore assigned or transferred, or purported to assign or transfer, to any person or entity any claim released hereby, and that it has full authority to make this Agreement. In the event that a claim is made by a purported assignee of any claim released hereby, the assignor shall indemnify the other party hereto and hold harmless such other party from and against any loss, cost, claim or expense including but not limited to all costs related to the defense of any action including reasonable attorneys' fees based upon, arising out of or incurred as a result of any such claim, assignment or transfer.

            b.    Amendments. Any modification, amendment or alteration of this Agreement shall be in the form of a writing executed by all of the parties whose rights or obligations are materially affected by the modification, amendment or alteration.

            c.    Entire, Integrated Agreement. This Agreement contains the sole and entire agreement between the parties pertaining to the subject matter contained in it and supersedes any and all prior and/or contemporaneous oral or written negotiations, agreements, representations and understandings. In entering into this Agreement, none of the parties has relied upon any inducement, statement, promise or representation other than those contained herein. Section headings are provided for convenience of the parties only and shall not have any substantive effect.

            d.    Authorization. The parties warrant that they have the complete power to settle and release all of their respective claims against one another, and that their respective signatories are duly authorized and empowered to sign this Agreement on their behalf.

            e.    Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

WHEREFORE, the parties hereto have entered into this Agreement as of the date first set forth above.

TORVEC, INC. By: /s/Philip A. Fain Philip A. Fain, Chief Executive Officer

ZT TECHNOLOGIES, INC. By: /s/Milan Kluko Milan Kluko, Managing Director

ACKNOWLEDGMENTS

State of New York   )

                          )ss:

County of Monroe   )

On this 29th day of March 2005, before me personally came Philip a. Fain, to me known and known to me to be the Chief Executive Officer of Torvec, Inc. ("Torvec"), who represented that he had the authority to execute the foregoing Agreement on Torvec's behalf and he duly acknowledged to me that he executed the same.

/s/Richard B. Sullivan Notary Public

State of Michigan )

                          )ss:

County of Berrien)

On this 12th day of April 2005, before me personally came Milan Kluko, to me known and known to me to be the Managing Director of ZT Technologies, Inc. ("ZT"), who represented that she had the authority to execute the foregoing Agreement on ZT's behalf and she duly acknowledged to me that she executed the same.

/s/Elizabeth A. Rettig Notary Public

EXHIBIT A

UNITED STATES DISTRICT COURT

WESTERN DISTRICT OF NEW YORK

TORVEC, INC.

Plaintiff,                                  STIPULATION

vs.                                            AND ORDER

                                                       Case No. 04-CV-6533 (CJS)

ZT TECHNOLOGIES, INC.

Defendant.

       WHEREAS, plaintiff Torvec, Inc. ("Torvec") commenced this proceeding on October 27, 2004, by filing a Summons and Complaint with the U.S. District Court for the Western District Court of NewYork, seeking declaratory relief from a certain contract between the parties;

       WHEREAS, defendant ZT Technologies, Inc. ("ZT") Answered the Complaint on December 8, 2004, and asserted counterclaims seeking, among other things, declaratory relief enforcing the contract between the parties;

        WHEREAS, the parties have entered into an agreement which resolves the issues raised in this proceeding; and

         NOW IT IS HEREBY STIPULATED AND AGREED, through their respective undersigned counsel, that any and all claims in the above captioned action asserted against ZT and any and all counterclaims asserted against Torvec shall be voluntarily dismissed, and the action shall be discontinued in its entirety with prejudice, as to all parties, without costs and without fees to any party.

Dated: March        , 2005

GALLO & IACOVANGELO LLP By: /s/Joseph B. Rizzo	WARD NORRIS HELLER & REIDY LLP By: /s/Michael D. Norris /s/ Jeremy J. Best
39 State Street, Suite 700	300 State Street
Rochester, New York 14614	Rochester, New York 14614
(585) 454-7145	(585) 454-0700

Attorneys for Plaintiff	Attorneys for Defendant

SO ORDERED:

Hon. Charles J. Siragusa United States District Judge

EXHIBIT 10.35

CXO on the GO of Delaware, L.L.C.

Suite 256

3349 Monroe Avenue

Rochester, NY 14618

April 12, 2005

Torvec, Inc.

11 Pond View Drive

Pittsford, NY 14534

Attention: James A. Gleasman

Dear Jim:

This letter agreement ("Agreement") is by and between Torvec, Inc. ("Client") and CXO on the GO of Delaware, L.L.C. ("CXO") and is effective as of April 12, 2005.

Client acknowledges that it is the exclusive owner to the rights to several important inventions covered by a large number of patents which have been assigned to it (and in which it possesses exclusive ownership rights), as well as other related valuable intellectual properties and assets (collectively, all such assets and any single asset or portion of such assets now owned by Client or acquired by Client in the future are sometimes referenced herein as an "asset" or the "assets"). Client claims, in good faith, that all the assets have significant potential application to several industries, including without limitation, automotive (including all-terrain or all-road vehicles) and defense. Management of Client ("Management") has expressed to CXO that it wishes its shareholders to benefit from the realization of the economic value that it believes can be realized from the sale, or license of, or a similar transaction involving these assets and/or from the commercialization and production of a product the Client refers to as a full-terrain vehicle ("FTV") utilizing said assets. While CXO is not in any position to offer any guidance or assurance whatsoever concerning the value of all or any of the Assets, the probability that any sale or other transaction involving any of the Assets can be accomplished or the commercial success of the commercialization and production of the FTV, Client wishes to engage CXO to assist it in pursuing the possibility of commercializing and producing the FTV. Accordingly, Management hereby agrees to retain CXO to provide exclusive services to Client in connection with the development and implementation of a comprehensive FTV business plan to commercialize and produce the FTV, on the terms contained in this letter.

Torvec, Inc.

April 12, 2005

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

2. Services. CXO agrees to provide the following services:

(a) provide the services of Read McNamara as Chairman of the Board and Philip A. Fain as Chief Executive Officer and Chief Financial Officer of the Client. Read McNamara and Philip Fain will each devote such time as is necessary (which may

Torvec, Inc.

April 12, 2005

not be full time) to the performance of their duties under this subparagraph. Client shall provide a Directors and Officers Liability Insurance Policy with a face amount of at least $1,000,000 that specifically names CXO, Read McNamara, Philip Fain, Robert Green, Andrew Chatman and Richard Ottalagana as named insureds. By their signatures to this document, James Gleasman and Keith Gleasman agree to vote the Client shares held by them and to vote individually in their capacity as directors of the Client to effect the intention of this subparagraph. In addition, James Gleasman and Keith Gleasman agree to vote Client shares held by them and to vote individually in their capacity as directors of Client to amend the bylaws of Client if necessary to require Client to indemnify CXO against any liability it may have as a result of its engagement with Torvec.

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

Torvec, Inc.

April 12, 2005

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

No one else may be hired during the term of this Agreement to develop a FTV business plan similar to, or encompassing the same subject matter of objectives of, the FTV business plan, nor may anyone else be retained during the term of this Agreement to implement the FTV business plan. If such a plan is developed or implemented by Client internally, with or without the assistance of CXO, then Client shall pay CXO all of the compensation to which CXO would have been entitled if it had developed and implemented the FTV business plan. CXO is aware that the Client has executed engagement letters (the "Engagement Letters") with Gary Eidlin and Elizabeth Harrington to sell and/or license the Assets. CXO agrees that the Engagement Letters do not violate the exclusivity set forth with this paragraph. Client represents that the Engagement Letters do not restrict in any way its right to enter into this Agreement in any way. Client further acknowledges that its obligation to compensate CXO pursuant to this Agreement is not subject to setoff or any other diminution as a result of any obligations that may arise under the Engagement Letters.

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

Torvec, Inc.

April 12, 2005

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

(b) In addition to the foregoing, CXO shall be paid the following fees:

(i) Upon commencement or commercial production of the first FTV produced for sale or leased by Client, CXO or any third party, Client shall grant to CXO warrants to purchase 750,000 shares of Business Consulting Stock. Such fee shall be payable by delivery to CXO of a written warrant agreement within ten (10) days after the commencement of commercial production of the first FTV produced for sale or lease. All warrants granted to CXO pursuant to this provision of this agreement shall be warrants to purchase Business Consulting stock at One Cent ($.01) per share. All such warrants shall be fully and immediately vested.

Torvec, Inc.

April 12, 2005

(ii) In the event of a sale or other transaction that transfers all or any part of the business of the client and/or the Assets during the Initial Term, during any Additional Term or within two years after the last Additional Term, directly or indirectly by any means, including without limitation, sale of shares, merger, sale of Assets, development contract (with or without an option to purchase), licensing agreement, production agreement or otherwise (a "Commercializing Event"), then Client shall pay a fee equal to Eight Percent (8%) of the total consideration for such transaction. Such fee shall be payable at the closing of such transaction based upon total consideration ("Total Consideration") received. For these purposes, Total Consideration shall mean the total economic benefit derived by Client or its shareholders from such transaction, including, without limitation, all cash, assets, debt, equity, or equity equivalent securities, covenants not to compete and employment agreements either to be acquired or retained by Client and/or its shareholders as a result of the transaction. Fees payable pursuant to this paragraph 3(b)(iii) shall be paid in full at closing in cash or by check; provided, however, that if part of the Total Consideration is to be received after the closing and is of an unspecific and uncertain amount (i.e., not a set and stipulated number) as of the closing (as for example in the case of price adjustments) or is of a contingent nature (such as, "earn-out" payments or royalties) (individually, "Future Payment"), then payment of that portion of the fee attributable to the Future Payment shall be due within ten (10) business days after the Future Payment is received by Client or its shareholders, as the case may be.

(iii) If any time after February 20, 2004 during the Initial Term and during any Additional Term, the highest closing bid price of a share of common stock ("Highest Price") is equal to or higher than Five Dollars ($5.00) per share then, as an additional stock incentive fee, Client shall grant to CXO warrants to purchase that number of shares of Business Consulting Stock equal to Five Hundred Thousand (500,000) times a fraction, the numerator of which is the Highest Price plus Five Dollars ($5.00) and the denominator of which is Ten Dollars ($10.00). Such additional stock incentive fee shall be payable by delivery to CXO of a written warrant agreement within ten (10) days after the end of that Initial Term or Additional Term in which such fee was earned. Notwithstanding any other provision of this Agreement, and regardless of the Highest Price, the maximum number of shares payable pursuant to this subparagraph shall not exceed two million, two hundred fifty thousand (2,250,000) shares of Business Consulting stock. Further Client shall only be required to register the shares issuable upon exercise of the warrants granted under this subparagraph upon the actual issuance of such warrants. All warrants granted to CXO pursuant to this provision of this Agreement shall be warrants to purchase Business Consulting Stock at One Cent ($.01) per share. All such warrants shall be fully and immediately vested.

Torvec, Inc.

April 12, 2005

(iv) Upon the commercialization of the Iso-Torque differential for any purpose independent of commercialization of the FTV, Client shall grant to CXO warrants to purchase Two Hundred Fifty Thousand (250,000) shares of Business Consulting Stock. Such fee shall be payable by delivery to CXO of a written warrant agreement within ten (10) days after the commencement of commercial production of the first Iso-Torque unit produced for non-FTV sale. All warrants granted to CXO pursuant to this provision of this Agreement shall be warrants to purchase stock at One Cent ($.01) per share. All such warrants shall be fully and immediately vested.

(c) Client shall reimburse CXO monthly, in cash or stock equivalent thereof, within ten (10) days after the date of CXO's invoice, for all reasonable and appropriate out-of-pocket expenses (including the fees of consultants retained in accordance with the provisions of paragraph 2) incurred by it in connection with its rendering of any services hereunder; provided, however, that CXO shall not incur expenses exceeding $1,500 per expense without the prior written consent of Client, which consent shall not be unreasonably withheld.

(d) Except as specifically provided in this Agreement, throughout the term of this Agreement, and except as provided in subsection 3(b)(iv), above, Client shall maintain a sufficient number of authorized but unissued shares in its Business Consulting Stock Plan to satisfy its maximum obligations under this Agreement. Sufficient shares shall be registered on a current Form S-8 of the Client or on an additional Form S-8 filed by the Client prior to the expiration of this Agreement such that all shares issued to CXO pursuant to warrants granted under this Agreement will be registered when issued, and Client shall maintain compliance with the prospectus delivery and other requirements applicable to the resale of such shares by CXO. All of such shares shall be fully-paid and non-assessable.

(e) The "Stock Equivalent" to a cash payment shall mean the number of dollars in question divided by the closing bid price of the common stock on the date on which the applicable payment is required to be made (or, if such day is not a trading day, then on the next trading day).

(f) The number of shares issuable to CXO pursuant to warrants issued under this Agreement shall be appropriately adjusted to reflect any stock dividend, stock split, combination of shares or other capital transaction between the date of this Agreement and the issuance to CXO of such shares. In the event of a Commercializing Event involving the transfer of all of Client's business, whether by merger, transfer of shares or Assets or otherwise, then all of the shares which are or could be issuable to CXO pursuant to this Agreement including, without limitation, all fees set forth in this section 3 shall be payable in full as though each individual criterion necessary to

Torvec, Inc.

April 12, 2005

determine eligibility for the fee had been met and as though the shares had been issued or the warrants converted as the case may be immediately prior to the closing of the Commercializing Event. In addition, in the event of a Commercializing Event involving the transfer of all of the Client's Assets, the highest of (a) the price paid by any third party for shares of the Client, (b) the Total Consideration divided by the fully diluted number of common shares of the Client then outstanding or (c) the highest closing bid price for a share of common stock of the Client during the relevant computation period shall be the "Highest Price" for purposes of the fee set forth in paragraph 3(b)(iv) above. All shares issued to CXO pursuant to this Agreement shall have rights as least as great as the rights held by any other owner of common stock whether those rights are integral to the stock or provided by contract.

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

Torvec, Inc.

April 12, 2005

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

Torvec, Inc.

April 12, 2005

days of the date hereof, or if any changes in content are made, it is subject to approval, in writing, of CXO.

Very truly yours, CXO on the GO, L.L.C. By: /s/Philip A. Fain Philip A. Fain Managing Partner
Accepted and Agreed to this 12th day of April, 2005
TORVEC, INC. By: /s/Keith E. Gleasman Keith E. Gleasman President

In their individual capacities as guarantors of the obligations of Client hereunder, but only to the extent of their proportional equity interests in Client:

By: /s/Keith E. Gleasman Keith E. Gleasman	By: /s/James A. Gleasman James A. Gleasman

EXHIBIT 10.36

ADVISORY AGREEMENT

This Agreement is made and entered into as 15th day of February, 2005, between Robert C. Horton, (the "Advisor"), whose address is 3876 East Lake Rd., Canandaigua, New York 14424 and Torvec, Inc., (the "Company"), whose address is Powder Mills Office Park, 1169 Pittsford-Victor Rd., Suite 125, Pittsford, New York 14534.

In consideration of the mutual promises made herein, the parties hereto agree as follows:

I. EXCLUSIVITY

The Company hereby may engage from time to time the Advisor Services on a non-exclusive basis for the term specified in Section II hereof to render consulting advice to the Company as a business relationship specialist relating to corporate and similar matters upon the terms and conditions set forth herein.

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

III. DUTIES, RESPONSIBILITIES, AND PAYMENT OF THE ADVISOR

During the term of this Agreement, the Advisor shall provide the Company with such regular and customary consulting advice as is reasonably within the scope of the advisory services contemplated by this Agreement. It is understood and acknowledged by the parties that the value of the Advisor's advice is not readily quantifiable, and that the Advisor shall be obligated to render advice upon the request of the Company, in good faith and on a best efforts basis, but shall not be obligated to spend any specific amount of time in so doing. The Advisor's duties may include, but will not necessarily be limited to, providing recommendations to the Company concerning the following matters:

(a) The Advisor will assist the Company in structuring and implementing its strategic business program. Advisor will (1) identify potential business structures for the Company and (2) assist the Company in negotiating potential transactions. It is understood that the final acceptance of any proposed transaction will be at the sole discretion of the Company, and that the Advisor will have no authority to act on behalf of the Company;

(b) The Advisor will render advice and assistance to the Company generally in connection with all its business strategies, including potential business combinations.

The payment of services rendered under this contract shall be decided by the Company in consultation with the Advisor from time to time. Payment of these services can be given in the form of stock or cash solely at the choice of the Company. Services rendered under this contract shall be determined by the Company and agreed to by Advisor.

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

James A. Gleasman

Torvec, Inc

Powder Mills Office Park

1169 Pittsford-Victor Rd., Suite 125

Pittsford, New York 14534

with a copy (not constituting notice) to:

Chamberlain D'Amanda

1600 Crossroads Building, Two State St.

Rochester, NY 14614-1397

Attention: Richard B. Sullivan, Esq.

Telephone: 585-232-3730

Facsimile: 585-232-3882

and, if to the Advisor, to the address as follows:

Robert C. Horton

3876 East Lake Rd.

Canandaigua, New York 14424

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

Accepted and Agreed:

TORVEC, INC.

By: /S/KEITH E. GLEASMAN

Keith E. Gleasman, President

/S/ROBERT C. HORTON

Robert C. Horton

EXHIBIT 10.37

Lease and Services Agreement

Between:

Dennis J. Trask as Landlord, and

Torvec, Inc., as Tenant

1. Premises and Services

The Landlord hereby leases to the Tenant the nonexclusive use of the premises located at 1911 Wayneport Road Macedon, New York, said premises consisting of 5,000 usable square feet on 1.97 acres of land commencing on April 1, 2005 and terminating on October 31, 2005, to be used for Tenant's automotive business only.

The Landlord shall provide overnight secured storage for Tenant's Full Terrain Vehicle and any associated equipment for the periods desired by the Tenant during the term of this Agreement.

The Landlord shall provide logistics for the transport of the Full Terrain Vehicle at the request of the Tenant during the term of this Agreement.

The Landlord shall provide technical know-how as well as on-going advisory and consulting services to the Tenant with respect to its Full Terrain Vehicle during the term of this Agreement.

The Landlord shall specifically permit testing and the actual demonstration of the Full Terrain Vehicle to the representatives from DARPA at a site visit for the 2005 DARPA Grand Challenge.

2. Rent

Tenant shall pay monthly rent of $5,000 per month for the months April, May and June payable in one lump sum on or before April 20, 2005; and 1,000 shares of the Tenant's common stock per month for the months July, August and September, which stock shall be freely tradable by Landlord upon receipt, payable in advance on the first day of each such month and any extensions of this Agreement. The amount and nature of such rent shall be adjusted by the mutual consent of the parties.

3. Repairs

Tenant shall take good care of the leased premises and shall, at its cost and expense, be responsible for repairs and maintenance to the leased premises attributable to its use during the term of this agreement and any extensions thereof while delivering up the leased premises in good order and condition to the Landlord at the termination of its tenancy.

4. Insurance

Tenant also agrees to hold Landlord harmless from any liability or loss caused from its operations and activities at the leased premises.

5. Hazardous Waste

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

6. Utilities

Landlord agrees to be responsible for the total utility expenses, including gas and electric, incurred at the leased premises.

7. Renewal and Termination

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

IN WITNESS WHEREOF, the parties have executed this agreement this

18th day of April, 2005.

TORVEC, INC.

/S/PHILIP A. FAIN
By: Philip A. Fain Chief Executive Officer

Dennis J. Trask

/S/DENNIS J. TRASK
Dennis J. Trask

Exhibit 31.1

CERTIFICATION

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 20, 2005	/s/Philip A. Fain Philip A. Fain Chief Executive Officer, Chief Financial Officer

Exhibit 31.2

CERTIFICATIONS

I, Samuel M. Bronsky, Chief Accounting Officer of Torvec, Inc., hereby certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Torvec, Inc.
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 20, 2005		/S/ SAMUEL M. BRONSKY Samuel M. Bronsky Chief Accounting Officer

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Torvec, Inc. ("Torvec") on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Philip A. Fain, Chief Executive and Financial Officer and Samuel M. Bronsky, Chief Accounting Officer of Torvec, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Torvec, Inc.

/S/PHILIP A. FAIN
Philip A. Fain
Chief Executive and Financial Officer
May 20, 2005

/S/SAMUEL M. BRONSKY
Samuel M. Bronsky
Chief Accounting Officer
May 20, 2005

Issuer Statement

A signed original of this written statement required by Section 906 has been provided to Torvec, Inc. and will be retained by Torvec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.