Form 10QSB
period 2005-06-30
TORVEC INC
filed 2005-08-15
CIK 1063197

SEC 1344 (2-2002) Previous versions obsolete	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
OMB APPROVAL
OMB Number: 3235-0058
Expires: March 31, 2006
Estimated average burden hours per response. . .2.50
SEC FILE NUMBER 000-24455
CUSIP NUMBER 336350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

(Check One): ☐ Form 10-K ☐ Form 20-F ☐ Form 11-K    x Form 10-Q
☐ Form N-SAR

For Period Ended: ___6/30/2005___________________
[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR
For the Transition Period Ended: ___________________

Read Instruction (on back page) Before Preparing Form. Please Print or Type.
Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
_________________________________________________________________________________
PART I -- REGISTRANT INFORMATION
Torvec, Inc. __________________________________________________________________________ Full Name of Registrant
NONE___________________________________________________________________________________ Former Name if Applicable
1169 Pittsford-Victor Road, Building 3, Suite 125__________________________________________________ Address of Principal Executive Office (Street and Number)
Pittsford, New York 14534____________________________________________________________________ City, State and Zip Code

PART II -- RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

x x

(a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
(b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F,11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
(c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III -- NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report portion thereof, could not be filed within the prescribed time period.

The registrant's Quarterly Report (Form 10-QSB) could not be filed timely without unreasonable effort or expense due to the investigation by the Executive Committee of the Board of Directors referenced in Form 8-K filed on July 25, 2005 which has delayed the filing of the Quarterly Report for June 30, 2005 (Form 10-QSB). The company believes it will file such Quarterly Report no later than August 19, 2005.

PART IV-- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

Richard B. Sullivan____________ (Name)	_________(585)_______________ (Area Code)	______232-3730__________ (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). X Yes     ☐ No ________________________________________________________________________________

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? ☐ Yes     X No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

__________Torvec, Inc.__________
(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date August 12, 2005	By: /S/KEITH E. GLEASMAN Keith E. Gleasman President