Form 10QSB
period 2005-06-30
TORVEC INC
filed 2005-09-12
CIK 1063197

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                          JUNE 30, 2005
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
                Incorporation or Organization)

Powder Mills Office Park
1169 Pittsford-Victor Road
Suite 125
Pittsford, New York                                                           14534
   (Address of Principal Executive Offices)                                  (Zip Code)

Registrant's telephone number, including area code:               (585) 248-0740

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

                   YES  [ X ]               NO [     ]

As of June 30, 2005, there were outstanding 29,619,604 shares of the company's common stock, $.01 par value. Options for 1,823,895 shares of the company's common stock are outstanding but have not yet been issued. Shares to cover the options will not be issued until they are exercised.

TORVEC, INC.

(A Development Stage Company)
INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 2004 and June 30, 2005 (Unaudited)	3
	Torvec, Inc. Condensed Statements of Operations (Unaudited) - Three and Six Months Ended June 30, 2005, Three and Six Months Ended June 30, 2004, September 25, 1996 (Inception) through June 30, 2005	4
	Torvec, Inc. Condensed Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2005, Six Months Ended June 30, 2004, September 25, 1996 (Inception) through June 30, 2005	5
	Notes to Condensed Financial Statements	6
Item 2.	Plan of Operation	16
Item 3.	Controls and Procedures	32
PART II	OTHER INFORMATION	32
Item 1.	Legal Proceedings	32
Item 2.	Changes in Securities	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Other Information	32
Item 5.	Exhibits and Reports on Form 8-K	32
SIGNATURE PAGE		37
EXHIBIT INDEX		38

TORVEC, INC.
(a development stage company)
CONDENSED BALANCE SHEETS
	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS CURRENT ASSETS:
Cash	$215,000	$574,000
Prepaid Expenses	31,000	149,000
	-------------	-------------
Total Current Assets	246,000	723,000
	-------------	-------------
PROPERTY AND EQUIPMENT:
Office equipment	34,000	27,000
Shop equipment	118,000	79,000
Leasehold improvements	3,000	3,000
Transportation equipment	69,000	95,000
	-------------	-------------
	224,000	204,000
LESS: ACCUMULATED DEPRECIATION	66,000	77,000
	-------------	-------------
Net Property and Equipment	158,000	127,000
	-------------	-------------
OTHER ASSETS
License, net of accumulated amortization of $1,119,000 and $692,000, respectively	2,141,000	2,568,000
Deposits	2,000	2,000
	-------------	-------------
Total Other Assets	2,143,000	2,570,000
	-------------	-------------
Total Assets	$2,547,000	$3,420,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$235,000	$290,000
Accrued liabilities	1,590,000	1,495,000
Loans payable to stockholders and officers	28,000	28,000
	-------------	-------------
Total Current Liabilities	1,853,000	1,813,000

Deferred revenue	150,000	150,000
	-------------	-------------
Total Liabilities	2,003,000	1,963,000
	-------------	-------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	144,000	281,000
	-------------	-------------
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 100,000,000 shares authorized,
3,300,000 designated as Series A non-voting cumulative dividend $.40 per share, convertible preferred, 336,743 and 259,243 shares issued and outstanding at June 30, 2005 and December 31, 2004,
(liquidation preference $1,518,823 and $1,150,063), respectively.	3,000	3,000
300,000 designated as Class B non-voting cumulative dividend $.50 per share, convertible preferred, 42,500 and 42,500 shares issued and outstanding at June 30, 2005 and December 31, 2004,
(liquidation preference $229,135 and $218,181), respectively.
Common stock, $.01 par value, 40,000,000 shares authorized, 29,619,605 and 29,043,654 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	296,000	290,000
Additional paid-in capital	35,300,000	32,761,000
Due from stockholders	(3,000)	(3,000)
Deficit accumulated during the development stage	(35,196,000)	(31,875,000)
	----------------	----------------
Total Stockholders' Equity	400,000	1,176,000
	----------------	----------------
Total Liabilities and Stockholders' Equity	$2,547,000	$3,420,000
	=========	=========
See Notes to Condensed Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	September 25, 1996 (Inception) Through June 30, 2005

COSTS AND EXPENSES:
Research and development	$983,000	$457,000	$1,484,000	$757,000	$11,542,000
General and administrative	978,000	1,011,000	1,974,000	5,080,000	24,782,000
	-----------------	-----------------	-----------------	-----------------	-----------------
Loss Before Minority Interest	(1,961,000)	(1,468,000)	(3,458,000)	(5,837,000)	(36,324,000)

Minority Interest in Loss of Consolidated Subsidiary	68,000	116,000	137,000	232,000	1,128,000

	-----------------	-----------------	-----------------	-----------------	-----------------
Net loss	(1,893,000)	(1,352,000)	(3,321,000)	(5,605,000)	(35,196,000)

Preferred Stock beneficial conversion feature	-	178,000	159,000	198,000	715,000

Preferred Stock Dividend	38,000	25,000	70,000	33,000	189,000
	-----------------	-----------------	-----------------	-----------------	-----------------
Net Loss Attributable to Common Stockholders	($1,931,000)	($1,555,000)	($3,550,000)	($5,836,000)	($36,100,000)
	==========	==========	==========	==========	==========

Basic and Diluted Loss Per Share	($0.07)	($0.05)	($0.12)	($0.21)
	==========	==========	==========	==========

Weighted average number of shares of common stock -basic and diluted	29,414,000	28,738,000	29,276,000	28,198,000
	==========	==========	==========	==========

See Notes to Condensed Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	September 25, 1996 (Inception) Through June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($3,321,000)	($5,605,000)	($34,922,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	441,000	86,000	1,210,000
Gain on sale of fixed asset	(10,000)	0	(10,000)
Minority interest in loss of consolidated subsidiary	(137,000)	(232,000)	(1,128,000)
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Common stock issued for services	1,155,000	1,278,000	8,757,000
Contribution of services	150,000	225,000	1,659,000
Compensatory common stock, options and warrants	930,000	3,889000	12,136,000
Changes in other current assets and current liabilities:
Prepaid Expenses	118,000	(472,000)	129,000
Deposits	0	0	(2,000)
Accounts payable and accrued expenses	40,000	478,000	3,733,000
Deferred revenue	0	0	150,000
	-----------------	-----------------	-----------------
Net cash used in operating activities	(634,000)	(353,000)	(7,669,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(45,000)	(3,000)	(249,000)
Cost of acquisition	0	0	(16,000)
Proceeds from sale of fixed asset	10,000	0	10,000
	-----------------	-----------------	-----------------
Net cash provided by (used in) investing activities	(35,000)	(3,000)	(255,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sales of common stock
and upon exercise of options and warrants	0	1,246,000	6,488,000
Net proceeds from sales of preferred stock	310,000	0	1,679,000
Net Proceeds from sale of subsidiary stock	0	0	234,000
Proceeds from long-term borrowings	0	0	29,000
Repayment of long-term debt	0	0	(29,000)
Proceeds from (repayments of) stockholders' loans-net	0	0	103,000
Distributions	0	0	(365,000)
	-----------------	-----------------	-----------------
Net cash provided by (used in) financing activities	310,000	1,246,000	8,139,000
	-----------------	-----------------	-----------------
NET INCREASE (DECREASE) IN CASH	(359,000)	890,000	215,000

CASH - BEGINNING OF PERIOD	574,000	56,000	0
	-----------------	-----------------	-----------------
CASH - END OF PERIOD	$215,000	$946,000	$215,000
	==========	==========	==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Preferred dividends declared but not paid	$0	$32,000

See Notes to Condensed Financial Statements

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

Note 1 Financial Statement Presentation

The interim information contained herein with respect to the three month and six month periods ended June 30, 2005 and June 30, 2004 and the period from September 25, 1996 (inception) through June 30, 2005 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three month and six month periods ended June 30, 2005, and since inception. The results are not necessarily indicative of results to be expected for the year.

For the period from inception through June 30, 2005, the company has accumulated a deficit of $35,196,000, and has been dependent upon equity financing, loans from shareholders and the exchange of stock for services to meet its obligations and sustain operations. The company is in the development stage and its efforts have been principally devoted to research and development, raising capital and marketing of principal products. A sale and/or commercialization of one of the company's technologies, additional financing, a joint venture relationship or a combination thereof will be required by the company to commence operations.

Note 2 The Company

Torvec, Inc. was incorporated in New York on September 25, 1996. The company, which is in the development stage, specializes in automotive technology.

Note 3 Summary of Significant Accounting Policies

Consolidation

The financial statements include the accounts of the company and its majority owned-subsidiary, Ice (69.26% owned at June 30, 2005), its 100% owned subsidiaries, Iso-Torque Corporation and IVT Diesel Corp. and its 49% owned subsidiary, Variable Gear, LLC. All material intercompany transactions and account balances have been eliminated in consolidation.

Equipment

Equipment, including a prototype vehicle, is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful lives of the assets which range from three to seven years.

Research, Development and Patents

Research, development costs and patent expenses are charged to operations as incurred.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

License

Through December 31, 2004, the license was being amortized over its estimated useful life of approximately 19 years which correlates to an underlying patent. Effective January 1, 2005, the company has changed its estimate of economic useful life to 3 years. Charges for amortization in each of the three and six month periods ended June 30, 2005, was $214,000 and $428,000 and charges for amortization in each of the three and six month periods ended June 30, 2004 was $42,000 and $84,000. Such amortization expense is included in research and development expense.

Total future amortization of the license is as follows:

Year Ending
December 31,	Amount
2005 (remainder)	$ 429,000
2006	856,000
2007	856,000
$ 2,141,000

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

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

At June 30, 2005, the company had one stock-based employee compensation plan, and the company's subsidiaries had no stock-based employee compensation plan. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended SFAS No. 123, the company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25 and related interpretations including FIN No. 44. The following table illustrates the effect on net loss attributable to common stockholders and loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plan:

	Three Months		Six Months
	June 30		June 30
	2005	2004	2005	2004
Net loss attributable to common stockholders	$(1,931,000)	$(1,555,000)	$(3,550,000)	$(5,836,000)

Pro forma net loss attributable to common stockholders	$(1,931,000)	$(1,555,000)	$(3,550,000)	$(5,836,000)

Basic and diluted net loss attributable to common stockholders per share	$ (0.07)	$ (0.05)	$ (0.12)	$ (0.21)

Pro forma basic and diluted net loss attributable to common stockholders per share	$ (0.07)	$ (0.05)	$ (0.12)	$ (0.21)

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

On June 30, 2005, the company entered into a non-exclusive two year consulting agreement for engineering design services. Under the terms of the consulting agreement, the company will issue annually 12,000 fully and immediately vested $.01 warrants exercisable into common stock of the company, payable on a quarterly basis. In addition, the company granted 100,000 stock options under its 1998 Stock Option Plan to acquire shares of its common stock to its engineering design consultant during the three months ended June 30, 2005. The option vests immediately and has a term of ten years. The exercise price for the option is $5.00 per share. The company valued the options at $247,000 using the Black-Scholes option/pricing model and charged operations.

Impairment or Disposal of Long-Lived Assets

The company follows Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets.

Note 4 Common and Preferred Stock

Class A Preferred Shares

In January 2002, the company commenced the sale of up to 3,300,000 shares of its Class A Non-Voting Cumulative Convertible Preferred Stock. During 2002, the company sold 38,500 shares at $4.00 per share of its Class A Preferred in a private placement offering for approximately $142,000 in net proceeds. Each share of Class A is convertible into one share of voting common stock and entitles the holder to dividends, at $.40 per share per annum. The holder has the right to convert after one year subject to Board approval. In April, 2004, the holders converted 38,500 preferred shares into 38,500 common shares. On June 6, 2004, the Board of Directors declared a 10% dividend on the shares converted, and paid accrued dividends on the converted shares, amounting to $32,124 by the issuance of 8,031 Class A Preferred Stock on August 18, 2004.

In connection with this offering the company granted the placement agent 5,000 Class A Warrants, exercisable for five years at an exercise price of $1.52 per share. The company also granted 2,500 Class A Warrants, exercisable for five years at an exercise price of $0.01 per share. Such warrants were treated as a cost of the offering. Also, the placement agent was granted 10,000 warrants for providing certain financial analysis for the company. The warrant is immediately exercisable at $.30 per share for five years. The warrant contains a cashless exercise feature. The company valued the warrant at $8,000 using the Black-Scholes option/pricing model and charged operations. On July 8, August 14 and September 11, 2003, the company issued 2,500, 7,480 and 1,200 common shares respectively to the placement agent upon the exercise of warrants issued in connection with this offering.

During 2003, the company sold 15,687 Class A Preferred for proceeds of $63,000.

In December 2003, the company received $9,216 for 2,305 Class A Preferred shares classified as Class A Preferred stock issued in January 2004.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

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

On March 16, and March 28, 2005 the company sold 37,500 and 10,000 Class A Preferred to one investor for $150,000 and $40,000. On each of April 15, 2005, May 16, 2005 and June 16, 2005, the company sold 10,000 Class A Preferred to the same investor for proceeds of $120,000.

In connection with the sale of Class A Preferred, the company recognized as a beneficial conversion feature at the date of issuance representing the difference between the conversion price and the market price of the common stock into which the preferred stock is convertible. At March 31, 2004, the company valued the beneficial conversion feature at approximately $714,000. The beneficial conversion feature will be amortized through the date the preferred stock becomes eligible for conversion, which is one year from the date of issuance. The beneficial conversion feature was fully amortized during the first quarter of 2005.

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

On September 13, 2004 and October 8, 2004 the company sold 22,500 and 20,000 Class B Preferred to one investor for $112,500 and $100,000.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

Note 5 Related Party Transactions

The company's consulting agreements with members of the Gleasman family expired on December 1, 2003. Effective January 1, 2004, the company no longer pays any consulting fees to the Gleasmans for these services. Included in research and development and general and administrative expenses for the three and six months ended June 30, 2005 and 2004 is $75,000 and $150,000, respectively for the value of the contributed services the company received from the Gleasmans.

The Gleasmans have agreed to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company. In addition, Keith E. Gleasman continues to serve as President and as a director and James A. Gleasman continues to serve as a director and has been appointed chief executive officer and interim chief financial officer. Keith E. Gleasman also is managing director of the company's wholly owned subsidiary, Iso-Torque Corporation, and James A. Gleasman serves as managing director of IVT Diesel Corp.

At June 30, 2005 loans and advances from stockholders and officer of $28,000 are non-interest bearing and have no fixed date of repayment.

For the three and six month periods ended June 30, 2005, the company incurred approximately $151,000 and $298,000 for consulting services provided to the company by outside counsel exclusive of legal services.

During the three and six month periods ended June 30, 2005, the company entered into a rental agreement with a shareholder to lease space, engage 3 engineers with automotive experience and the use of machine tools, all at a monthly charge of 10,000 common shares per month. The company has recorded rent expense for the three and six month periods ended
June 30, 2005 of $100,000 and $142,000 respectively.

Note 6 Business Consultants Stock Plan

The company's Business Consultants Stock Plan as amended, ("the Plan") provides for the granting of 5,100,000 common shares of the company's $.01 par value common stock, which may be issued from time to time to business consultants and advisors.

For the three and six month periods ended June 30, 2005, 359,057 and 563,950 shares respectively (including 139,400 and 243,800 warrants exercised respectively) were issued under the Plan to consultants in exchange for services and amounts owed to these consultants. The shares were valued at the market value of the shares on the date immediately prior to the date of issuance and approximated $820,000 and $1,305,000 respectively. Included was the issuance of 30,000 and 40,000 shares valued at $42,000 and $142,000, to a shareholder for rent of his facility, for the three and six months ended June 30, 2005, respectively.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

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

Note 8 Variable Gear LLC

On January 1, 2008, the company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. The company does not share in any profit or losses in this entity. At June 30, 2005 such fair market value cannot yet be reasonably estimated.

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

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

For the quarter ended March 31, 2005, each of Herbert H. Dobbs, Gary A. Siconolfi and Daniel R. Bickel received 3,000 warrants for services rendered as directors and Mr. Bickel received 1,250 additional warrants for services rendered as chairman of the audit committee. The company recorded a charge of $41,000 in connection with the issuance of the warrants.

On March 16, 2005 and on May 13, 2005, Mr. Siconolfi exercised 12,000 and 3,000 warrants respectively at a purchase price of $.01 per common share.

For the quarter ended June 30, 2005 each of Herbert H. Dobbs, Gary A. Siconolfi, Daniel R. Bickel and David P. Carlisle received 3,000 warrants for services rendered as directors, and Mr. Bickel received 1,250 additional warrants for services rendered as chairman of the audit committee. Mr. Carlisle received his warrants on a pro rata basis on the assumption that he would complete his first full year as a director. After his resignation as a director on July 8, 2005, Mr. Carlisle returned his warrant to the company. The company recorded a charge of $33,000 in connection with the issuance of the warrants.

During the second quarter, the company awarded 48,000 common stock purchase warrants to outside counsel for business consulting services rendered, of which 48,000 were exercised. The company recorded a charge of $151,000.

On February 20, 2004 the company entered into an agreement with a management-consulting firm to assist the company in executing a business plan to commercialize and produce a full terrain vehicle. Upon execution of the agreement, the company granted 15,306 shares of common stock in settlement of $75,000 owed upon execution of the agreement. Pursuant to the February 20th agreement, the company issued 28,792 common shares in monthly fees and granted 620,000 warrants, of which 104,400 were exercised during the first quarter of 2004 and 88,400 were exercised during the second quarter of 2005. The February 20th agreement was terminated and replaced with a new agreement effective June 30, 2004 with the same management consulting firm pursuant to which the management consulting firm furnished individuals to serve as the company's chief executive officer, chief financial officer and chairman of its board of directors as well as continuing to provide all of the business consulting and technical services provided under the February 20th agreement. As under the February 20th agreement, under the June 30th agreement, no payments of any kind, stock, warrants or options were made to the individuals furnished by the management consulting firm but all payments, stock issuances, warrants or options were made by the company directly to the management consulting firm as called for under the June 30th agreement. The June 30th agreement was for an initial term of 24 months and could have been renewed for an additional 24 month periods unless either party provides notice to the other at least sixty days prior to the end of the term. With one significant exception, the June 30th agreement provided compensation terms similar to those contained in the February 20th agreement. As under the February 20th agreement, the company paid the management consulting firm $50,000, plus 20,000 warrants exercisable at $.01

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

per share on a monthly basis. In lieu of such payment, upon the happening of a revenue producing event, the company will grant 40,000 warrants per month, exercisable at $.01 per share. Pursuant to the June 30th agreement, the company granted 200,000 warrants on August 20, 2004 and recorded a charge of $1,191,000 in connection with the issuance of the warrant.

The June 30th agreement provided for additional success and other fees payable in warrants. In connection therewith, the company may recognize significant charges in the future if and when such events occur.

Under the February 20th agreement, the company was obligated to grant warrants exercisable at $.01 per share based upon a formula if the closing bid price of the company's common stock was equal to or greater than $5.00 per share ("equity incentive provision"). In connection with this obligation the company granted 500,000 warrants with a fair value of $2,972,000 during the first quarter of fiscal 2004 as a result of the stock price exceeding $5.00 per share. The company recorded a charge of $173,000 and $444,000 respectively for these warrants for the three and six month periods ended June 30, 2005.

At its meeting held June 9, 2004, at which meeting approval of the June 30, 2004 agreement was given, the Board of Directors specifically considered and rejected the equity incentive provision and, in lieu thereof, voted to increase the consulting firm's success fee from 3% to 8%.

On April 12, 2005 the Board voted to terminate the June 30th agreement at the request of the consulting firm due to its internal reorganization. The Board approved a new agreement with the reorganized consulting firm, conditioned upon such consulting firm's representation that no material change had been made to the June 30th agreement as such agreement had been approved by the Board on June 9, 2004.

Upon its creation on July 8, 2005 the Executive Committee of the Board of Directors reviewed both the June 30th and April 12th agreements in connection with its examination of the relationship between the company and the consulting firm. The text of the agreements reviewed by the Committee was as set forth in the copies of the agreements filed with the Securities and Exchange Commission as exhibits to certain of the company's periodic reports. The Committee discovered that, despite Board rejection of the equity incentive provision, both agreements, as filed, contained such provision and as filed, were filed in error since such agreements had not been approved by the Board.

Based upon its comprehensive analysis of the circumstances surrounding the negotiation and execution of the June 30th and April 12th agreements, including the contents of a report furnished to it by an independent special counsel engaged by it, the Committee concluded that the Board of Directors had never approved either agreement as filed. Consequently, after consultation with independent special counsel, the Executive Committee has concluded that the agreements are null and void from inception and is withdrawing the June 30th and April 12th agreements from the exhibits deemed filed with the Commission as part of this report.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

Note 10 Subsequent Events

In August, 2005, two shareholders purchased 32,500 Class A Preferred shares for proceeds of $130,000. In connection with one of these transactions, the company issued 12,500 $.01 warrants exercisable into restricted common shares.

On August 17, 2005, the company repaid the $28,000 indebtedness to a stockholder in exchange for 11,667 shares of restricted common shares, such number of shares based upon the closing price of the company's common stock on August 16, 2005.

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

(a)     Overall Business Strategy
The company's overall business strategy relating to the commercialization of its technologies is:

o

to license or sell any one or all of our technologies (i.e. our infinitely variable transmissions (IVT™), the hydraulic pump/motor system, the Iso-Torque™ differential, the spherical gearing constant velocity joint mechanism, the ice technology) in order to provide the capital management believes is necessary to successfully implement its stated goal to commercialize and market its FTV™ worldwide, especially in the Asian, African, South and Central American, and Eastern European markets.

The company's plan of operation relative to its automotive inventions during fiscal 2005 is:

o

to continue the ongoing real world testing of our infinitely variable transmissions in both gasoline and diesel powered vehicles (all hydraulic IVT and hydromechanical IVT). Torvec has developed 3 infinitely variable transmissions for diesel and gasoline engines, namely, the hydromechanical configured for the Dodge Ram diesel (2003), the all hydraulic for gasoline engines and the modular, hydromechanical for both gasoline as well as diesel engines.

The research and development pertaining to these three transmissions has enabled Torvec to create a patent portfolio with broad patent protection for its IVT technology;

o	to build Iso-Torque prototypes to showcase to automotive companies and first-tier suppliers;

o	to continue ongoing serious discussions and demonstrations of our technology with potential parties with a view to completing one or more definite agreements for license or sale of our technologies;

o	to continue to improve the company's inventions and, where appropriate, to obtain patent protection on such new improvements.

               The company's website is www.torvec.com, and information regarding the company and all of its inventions can be found on such website.

               The company's overall business strategy relating to its ice technology is to

o	to continue our development efforts necessary to position the ice technology for sale or license to one or more candidates, whether domestic or foreign;

o	to divest the ice technology through license, sale or write-off of the technology.

               The company's ice technology is held through its majority-owned subsidiary, Ice Surface Development, Inc. Our subsidiary has made progress in identifying three distinct methods for de-icing -- electrolysis, high frequency and pulse. It is currently developing with a joint venture partner a coating process designed to enable microcircuitry to be applied to glass surfaces without visual distortion. Our subsidiary is seeking a partner in the power supply field to assist it develop an industry-acceptable power supply for the ice technology.

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

the Iso-Torque™ differential;

infinitely variable transmissions (IVT™);

the hydraulic pump and motor;

spherical gearing constant velocity mechanism.

These inventions are in the following stages of development.

o

The Iso-Torque™ differential - patent protection for this invention was issued July 8, 2004. Through our wholly-owned subsidiary, Iso-Torque Corporation, we are building prototype Iso-Torques and have:

o	designed and specified materials to complete several Iso-Torque differentials for a NISSAN 350Z automobile, which will be used for testing and demonstrating to potential partners;

o	designed the specific cutters for the gears and instructed the manufacturer of the cutters on how to produce them;

o	successfully programmed the gear cutting machine's software to cut our unique gears;

o

received the cutters and have proceeded to cut the gears sets and complete the differential for the 350Z. The completion will be affected by the availability of a machine owned by an outside gear manufacturing company;

o	completed the housing and are ready to install gear sets.
o	The Infinitely Variable Transmissions (IVT™) - We wish to summarize our progress as well as our plan of operation with respect to our Infinitely Variable Transmissions.

As previously stated, the company has developed three Infinitely Variable Transmissions for diesel and gasoline engines, namely, the hydromechanical configured for the Dodge Ram diesel (2003), the all hydraulic for gasoline engines and the modular, hydromechanical for both gasoline as well as diesel engines.

Essentially we have created transmissions for very different market applications.

Our hydraulic transmission has approximately 170 total parts, of which 25 are separately manufactured parts (excluding nuts, bolts, screws and the like). This contrasts with an average of over 700 parts for an automatic transmission, the majority of which have to be separately manufactured. We believe our hydraulic transmission has solved the major problems of weight, size, noise, heat and lack of start-up ability at low revolutions per minute (rpm) all of which have heretofore prevented the development of a hydraulic transmission for automotive use.

Our hydraulic transmission is by nature a stand alone, infinitely variable transmission operating purely on the hydraulics of Torvec's unique pumps and motors. We believe that our hydraulic transmission, functioning as a stand alone transmission, is ideal for use in subcompact, compact and mid-sized cars where, according to the May 9, 2005 issue of Business Week, "Why GM's Plan Won't Work," the auto companies' profit margin is most narrow.

We believe the market for the all hydraulic transmission may very well be the rapidly emerging, but highly competitive Third World markets like China where:

o	cost reduction is essential,
o	roads are difficult to traverse,
o	city driving is generally congested,
o	vehicle speeds are reduced.

While Torvec's unique pumps and motors can function as a stand alone transmission, they also form the core of Torvec's infinitely variable, hydromechanical transmission. Our hydromechanical transmission operates both on our unique pumps and motors and on gears. The addition of a gear pack to the hydraulic transmission enables our transmission to operate under the greater torque (power) requirements demanded by SUV's, Hummers, trucks and buses, and is the ideal transmission for these types of vehicles. This is possible in part because the mechanical portion of the transmission enables our pumps and motors to operate under lower loads than when they are functioning on a stand alone (hydraulic) basis.

The combination of our hydraulic and our hydromechanical transmissions constitute Torvec's modular transmission and we have recently filed a patent application for such modular transmission.

In 2003, we successfully tested our hydromechanical transmission in a diesel-fueled Dodge Ram 4x4. See our press release dated November 10, 2003. In April 2004, we tested our hydraulic pump at the EPA national laboratory in Ann Arbor, Michigan to determine its efficiency and to answer the question whether our hydromechanical transmission could be adapted to give greater performance in a gasoline engine, in addition to a diesel engine. This determination was necessary because diesel engines operate at low rpm and generate high torque, in contrast to gasoline engines that operate at high rpm and generate little torque and low fuel efficiencies at low rpm.

The question of suitability of our transmission for a gasoline engine lay primarily in the mechanical and volumetric efficiencies of our hydraulic pump and motor. We therefore installed our pump and motor as a stand alone transmission in a Tahoe and conducted a series of exhaustive tests, facilitated by our acquisition of a state-of-the art dynamometer. Our tests were designed to demonstrate our transmission's compatibility with a gasoline engine, its operating efficiencies, its durability and the fuel economy obtainable with the unit.

During this period, we made a number of improvements to the transmission, including a major design improvement to our motor, enabling it to operate over an infinite range of ratios (a design feature previously limited to our pump).

We believe that Torvec's transmissions, all hydraulic, hydromechanical and modular, perform better than an automatic transmission for a number of reasons, including the following:

o

No vehicle creep -We have all experienced sitting at a red light and our foot comes off the brake. The vehicle creeps forward or rolls backward which, if unanticipated, can be extremely dangerous. We are confident that Torvec's transmission eliminates vehicle creep, whether forward or backward.

o

Increased vehicle control - On the other hand, our transmission enables a driver to dramatically control vehicle speed, reducing speeds to less than one-half mph (i.e., approximately 16 ft. per minute), thus providing greater safety in inclement weather, less fuel usage in traffic jams, greater control and flexibility to maneuver through parking lots and narrow streets (such as those in Asia), as well as greater maneuverability on rough terrain and poor road conditions.

The magnitude of this accomplishment can be experienced first hand by any person driving a car for any distance at less than 2 or 3 mph.

o

Greater mpg during rapid acceleration-A considerable portion of typical city and suburban driving involves "rapid" acceleration, that is, acceleration from zero to 30 mph at a rate exceeding 6 mph per second. In side-by-side testing of the hydraulic transmission against the Tahoe's automatic transmission in the zero to 30 mph acceleration range, our test results indicated that the automatic transmission used 100% more fuel than our transmission.

o

Increased fuel economy-In response to inquiries made by several auto companies, we compared our transmission in side-by-side tests under simulated city driving scenarios, such as those found in New York City, Chicago, Los Angeles, Rio de Janeiro and Beijing. We then ran an entire series of side-by-side comparisons utilizing the EPA-sanctioned New York City cycle test. Over the course of all of these tests, our transmission consistently achieved an average of 4.33% improvement in fuel efficiency over the Tahoe automatic.

The side-by-side tests that we ran involved the EPA New York City test program. We present a brief description of the methodology utilized in this test in order to focus upon the opportunities for fuel improvement that such test allows.

The New York City cycle test runs for 9 minutes, 58 seconds and covers a distance of 1.18 miles. Of the time spent on the test, the vehicle is idling for 211 seconds (approximately 35%), accelerating for 208 seconds (approximately 35%) and decelerating in coast mode for 179 seconds (approximately 30%). The average speed that must be maintained by the driver is 7.1 mph. The top speed permitted is 27.6 mph, and this speed must be attained starting from zero at an average acceleration rate of 1.4 mph per second (which translates into almost 18 seconds to attain a speed of 25 mph!).

Accordingly, the area for fuel efficiency improvement is confined to a band of approximately 3.5 minutes covering only 35% of the entire test, since we cannot improve fuel efficiency in the idle and coast modes. Of that 3.5 minutes of acceleration, none of the time is conducted at an acceleration rate of at least 6 mph per second.

In the company's view, the New York City cycle test like many of the EPA-sanction tests developed in the 1970's creates a driving test scenario that permits a vehicle to operate in a narrow zone of high efficiency for an automatic transmission. Further in the company's view, EPA-sanctioned tests generally do not reflect the way consumers actually drive and that consequently the fuel efficiency results may not be reflective of actual real world driving. The company believes that its view of this issue is not an isolated one and reference is made to the following website: http://www.aaa-calif.com/corpinfo/05-03-03-mileaae.asp and the Wall Street Journal article of May 12, 2005 regarding the EPA's announcement that it is going to overhaul its tests and methodology.

We believe that our transmissions provide the following other distinct advantages over the standard automatic transmission utilized in vehicles today:

o

Greater operating efficiencies/durability - Durability and efficiency are directly related (i.e., the more efficient a device is, the more durable it will also be under test conditions). Heat generated is an extremely accurate measure of efficiency. Our all hydraulic transmission operates in a temperature range of 90 to 160 degrees (the higher temperature reflects higher loads and more difficult driving conditions), with a general operating temperature of approximately 140 degrees. There is no oil cooler (radiator) required, and the entire system utilizes only 6 quarts of oil. In its operating range, our pump is 92% efficient and the motor is 92% efficient, reflecting an overall operating efficiency of 85% (92% x 92%). These efficiencies are validated by our operating temperatures. A further confirmation of our transmission's efficiency is greater fuel mileage during acceleration as previously described.

Other durability tests have been conducted. First, recall that we developed our all hydraulic transmission for subcompact, compact and mid-sized cars. These vehicles are less than one-half the weight of our Tahoe as well as one-half of the horsepower. Effectively, we have been driving this transmission at over 100% overload during the entire testing period. In addition to operating in an overloaded condition, we ran the unit in excess of the design limits. We also performed a series of rapid deceleration tests without braking, including a "shock-load" deceleration of the Tahoe at a rate of 23 mph per second.

o

Greater, less costly compatibility with developing accumulator technology

Developing accumulator technology promises to have a significant impact on fuel efficiency-it enables a vehicle to use no fuel while at rest (since the engine is turned off) and accelerate from rest to approximately 10 mph again using no fuel. This is because kinetic energy produced by hydraulic pressure while the vehicle is coasting and decelerating is not wasted, but stored by the system in the accumulator bags ("tanks") for later use. In our discussion above, we indicated that our all hydraulic transmission did not generate fuel savings while at idle and coasting. If, however, our transmission is integrated with an accumulator system, the combined unit could increase fuel efficiency significantly. We believe that our all hydraulic transmission is the most compatible transmission to integrate with advanced accumulator technology. This is because the ability to add a complete accumulator system is built into the design of our hydrostat. Accumulator technology requires the installation of a hydraulic pump and motor in order to function. Obviously, our hydrostat already furnishes the pump and motor unit necessary for the accumulator system. An OEM need only add the plumbing and the bags. This provides another illustration why we believe our hydraulic transmission is the most cost effective technology available to generate fuel savings. Automatic transmission technology requires the addition of a pump and motor, accumulator bags and plumbing.

The company recognizes the emergence of electric hybrid and fuel cell technology. Discussions concerning the advantages of electric hybrid and fuel cell technology ignore one, all important fact: electric hybrids and fuel cell driven vehicles require a transmission to function. We believe our transmissions are a viable alternative to the standard automatic transmission currently used.

Obviously, the auto companies will continue to attempt to surmount the economic, efficiency, ecological and logistical problems currently associated with electric hybrid and fuel cell technologies. However, it is vital that our shareholders understand that the auto industry's enthusiasm for Torvec's transmission has not waned. To the contrary, the auto industry recognizes that transmissions will always be required, regardless of engine technology in order for a vehicle to move forward and backwards. They have continued to support our efforts to perfect our transmission technology since it may be the most viable alternative technology to integrate with any future engine device.

The company's next steps with respect to its IVT technology are to continue the development and testing of our modular transmission.

Automakers are increasingly calling upon us to create an almost production-ready model transmission that can be installed in a vehicle and driven under real-world driving scenarios. And, as we have indicated above, the American public, Congress, reputable independent organizations and the EPA itself are undeniably concluding that real-world driving scenarios are the only real way to generate meaningful mpg data. Accordingly, our emphasis will be to move forward with our modular transmission technology best suited for real world driving conditions.

At the same time, there continues to be global debate as to whether diesel technology will play an ever increasing role in providing an ecologically sound, fuel efficient, economic solution to the problems besetting the auto industry worldwide. Significantly, our shareholders should recall that our transmission was originally designed to operate, achieve significant fuel economies and emission reduction with a diesel-fuel engine (again, see our press release on this subject dated November 10, 2003). Our efforts in developing our transmission's affinity for gasoline technology has never meant that we have retreated from our long-held basic premise that diesel technology, not fuel cells or hybrids, may very well be the ultimate solution to the issues of fuel economy and pollution reduction. Our confidence has been reinforced by recent public announcements made by such oil companies as Royal Dutch/Shell Group, ChevronTexaco Corp. and ExxonMobil, that they are seeking to convert natural gas into an odorless diesel fuel that would reduce dependence upon the smelly, sulfur soot belched by engines firing on conventional diesel fuel. Our confidence is further boosted by such companies' announcement that they are committing far more capital to the natural gas-odorless diesel fuel project than is being spent on hybrid and fuel cell technology.

The Middle East focus on gas-to-liquid fuel (GTL), the size of the investment by the world's oil giants and the strategic location of the GTL facilities in pro-Western Qatar all lead to the conclusion that very soon, there will be plants producing a clear liquid that will have the high efficiency of diesel fuel (one-third more efficient than gas), but none of the smog producing pollutants of conventional, crude oil-based fuel.

o	The Constant Velocity Joint - this invention has been viewed by potential joint venture partners and has been included in ongoing negotiations with such partners.

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

               Due to a lack of activity on the part of Variable Gear, we have been in discussions with Mr. Horton with a view to modifying the agreement so that the arrangement can become more productive for Torvec.

(c)    Second Quarter Developments

               Full Terrain Vehicle

               As previously disclosed, we entered the U.S. Department of Defense Advanced Research Project Agency's 2005 Grand Challenge with a two partners - Mototron Corporation and Telanon Corporation. We were responsible for the performance of our Full Terrain Vehicle (FTV™ ). Mototron/Telanon were responsible for the complete guidance system for the autonomous operation of the FTV over the Grand Challenge course. The Torvec-Mototron- Telanon entry officially was known as "Team Autonomous Ingenuity."

               On May 3, 2005 our FTV was demonstrated to DARPA officials under real world conditions that had proved difficult for vehicles in previous DARPA demonstrations (e.g., power line interference, railway interruptions, rocky road conditions and ditches filled with collected rain water).

               Our vehicle performed flawlessly, including the execution of a right-hand turn into a ditch at a steep incline, traversing the ditch and exiting the ditch by way of a left-hand turn. This maneuver is the kind of maneuver that vehicles entered into the DARPA Challenge have found very difficult to perform.

               The FTV completed the course 3 times with consistency, i.e., after 3 runs, each track's tread marks were only 2 inches apart. The DARPA officials found this to be very impressive.

               However, the Mototron/Telanon guidance system, as then developed, did not allow Team Ingenuity to demonstrate that the FTV could actually avoid physical obstacles, (i.e., trashcans) which would be placed on the course, even though Team Ingenuity possessed the software capability to detect obstacles. Management believes that as a result, Team Ingenuity was not chosen as a DARPA finalist but was chosen as an alternate. Team Ingenuity declined the invitation to be an alternate due to the demands and resources required, and was removed from the DARPA alternate list on June 29, 2005.

               Aside from the recognition received and the exposure generated by our entry into the DARPA Challenge, an additional benefit derived from the Challenge was the opportunity it gave us to complete an overall engineering evaluation of the FTV prototype. Because we have completed over 1,000 hours of testing with the FTV prototype, we made arrangements for appropriate facilities, engineers and mechanics to enable us to completely overhaul and search out mechanical deficiencies found in the prototype as the result of the stresses and strains impacting upon purchased products (belts, chains, shafts and the like) during our previous testing and customer demonstrations.

              As a result of our ongoing evaluation and maintenance program, the FTV will be a more durable vehicle which is now the subject matter of negotiations. We have an improved steer drive mechanism, 30% less parts, a lighter FTV, a less costly FTV and an FTV which provides even better performance than previously demonstrated.

              Status of Negotiations

              On July 25, 2005 Torvec announced that Peng Pu, a subsidiary of Shanghai Automotive Industries Corp. had announced (on July 22, 2005) that several months ago it had begun confidential talks with Torvec involving Torvec's FTV with discussions focused upon the creation of a joint venture between the companies to develop this patented vehicle. We confirmed that the latest meeting was held recently in Shanghai, China with the Torvec delegation led by Mr. James Gleasman, assisted by outside consultants Mr. Gary Eidlin, CEO of Eidlin Associates and Elizabeth Harrington-Lynch, CEO of E. Harrington Global Associates, Chicago, Illinois (Ms. Harrington is a former senior partner of PricewaterhouseCoopers in China).

             We further announced that the representatives of Peng Pu were Madam Xu Yan, General Manager, and Mr. Ma Wei Dong, Vice General Manager.

             These discussions with Peng Pu and with its parent company, Shanghai Automotive, are continuing.

             Corporate Governance Issue

             On July 14, 2005, the company filed a Current Report (Form 8-K) with the Securities and Exchange Commission announcing that on July 8, 2005, the Board of Directors had created an Executive Committee of the Board, consisting of Daniel R. Bickel, Herbert H. Dobbs, James A. Gleasman, Keith E. Gleasman and Gary A. Siconolfi. It should be noted that the Executive Committee is composed of a majority of the company's 8 person board. It also should be noted that the Executive Committee is composed of 2 of the company's founders who have guided the company from inception, a long-term advisor to the Gleasman family and the company, especially on military matters (Dr. Dobbs), and an individual who was nominated and elected for the express purpose of representing the interests of all of the company's shareholders, including its minority shareholders (Mr. Siconolfi).

             The members of the Executive Committee had become increasingly concerned with the direction and management of the company under CXO on the GO, LLC, a management consulting firm, especially under CEO-CFO Philip Fain and Board Chairman, Read McNamara.

             The Committee therefore engaged special counsel to investigate certain actions and/or omissions in the management of the company by CXO in fulfillment of such board members' obligations under the Sarbanes-Oxley Act. The Committee, on a temporary basis until the investigation has been completed, was delegated certain powers by the board with respect to the management of the company as permitted by the New York Business Corporation Law, and temporarily suspended board meetings.

             Upon completion of the investigation by special counsel, the furnishing of a report by such counsel to the Committee and action by the Committee in response thereto, the Committee's special function will have been completed and its delegated powers terminated by action of the full board, which then will resume conducting regular board meetings.

             As the result of the investigation by the special counsel and after consultation therewith, on August 19, 2005 the Committee unanimously removed Philip A. Fain as chief executive officer and chief financial officer of the company as well as removed Read McNamara as chairman of the board. The Committee unanimously appointed James Gleasman chief executive officer and interim chief financial officer as well as Gary Siconolfi as chairman of the board, effective August 19, 2005.

              Letter from Counsel

              On September 7, 2005 the company received a letter from counsel representing two members of the Board of Directors, namely Read McNamara and Philip Fain. The body of this letter in its entirety is set forth:

September 7, 2005

This letter is written on behalf of Read McNamara and Philip Fain, members of the Board of Directors of Torvec, Inc. ("Torvec"), who have reviewed the revised preliminary draft of the Form 10-QSB ("Revised Form 10-Q") of Torvec which was provided late yesterday evening.

The Revised Form 10-Q continues to include a number of statements of material fact which are either untrue, or which omit a material fact necessary to make the statement made, in light of the circumstances under which it was made, not misleading. As a result, we believe that, if the Revised Form 10-Q is filed in its present form, the certification by James Gleasman of the Revised Form 10-Q would be knowingly false.

We repeat and incorporate each of the instances of materially untrue or misleading statements or omissions identified in my letter to Richard Sullivan of August 30, 2005. In addition, the Revised Form 10-Q provided on September 7, 2005, contains the following untrue or misleading statements or omissions of material fact:

o

The statement in the notes to the condensed financial statements, on page 14, purporting to describe a meeting of the Torvec Board of Directors held on June 9, 2004, is untrue. The Board never "specifically considered and rejected the equity incentive provision and, in lieu thereof, voted to increase the consulting firm's success fee from 3% to 8%." The statement that this occurred is materially and factually untrue.

o

The statement that the inclusion of an equity incentive provision in agreements between Torvec and CXO on the GO, LLC or CXO on the GO of Delaware, LLC (collectively "CXO") was "mistaken" is also blatantly and factually untrue and false. The June 30, 2004 agreement between Torvec and CXO, including the equity incentive provision, was negotiated directly by CXO with Torvec senior management and was prepared by Torvec's corporate counsel: both management and corporate counsel reviewed and approved the final version of that agreement before it was executed. Any statement or suggestion that the inclusion of that provision was a "mistake" is known by Torvec's management and counsel to be untrue and defamatory.

o

The description of the presentation of the revised agreement between CXO and Torvec to the Torvec Board of Directors on April 12, 2005, is also materially untrue. The Board never "conditioned" its consent to that agreement upon any representation made by CXO. To the contrary, the April 12, 2005 agreement was negotiated and prepared with the substantial and direct personal involvement of Torvec's counsel, and it was made available to Torvec's counsel and management prior to execution, and CXO principals were not present during the Board's discussion of the agreement. Any change in terms in that agreement from the previous agreement was indisputably due to the inadvertent or intentional acts of Torvec's own counsel. Accordingly, the description of the April 12, 2005 Board meeting in the Revised Form 10-Q is known by Torvec's management and counsel to be materially untrue, as well as defamatory to CXO.

o

Additionally, the descriptions of the circumstances of the drafting, negotiation, preparation and execution of each of these agreements in the Revised Form 10-Q is materially untrue or misleading without the additional disclosure of the material facts that Torvec's senior management and Torvec's corporate counsel were directly and substantially involved in the preparation, drafting, negotiation, revision, review and execution of these agreements.

o

The description of the full terrain vehicle in the Revised Form 10-Q is inaccurate: the "Team Autonomous Ingenuity" entry should be referenced on page 24 as the entry of "Torvec-Mototron-Telanon." Telanon was responsible for the radar system on the vehicle.

o

The description of the capability of the Mototron guidance system on page 25 of the Revised Form 10-Q is materially untrue. At the time of the DARPA Challenge, neither the Team Autonomous Ingenuity nor the FTV possessed software capability to avoid physical obstacles. The software at that time was able to detect obstacles, but could not avoid them. The present statement in the proposed public filing is known to be untrue by CXO's management.

o

Similarly, the statement on page 25 of the Revised Form 10-Q that Team Ingenuity was not chosen as a DARPA finalist because of the inability to demonstrate that the FTV could avoid physical obstacles is also an untrue statement of material fact. DARPA gave no indication of the reason why Team Ingenuity was not chosen as a DARPA finalist: any statement purporting to state a hypothetical or speculative cause as fact is materially untrue and misleading.

If filed, the Revised 10-Q would materially mislead investors as it contains a number of materially untrue or misleading statements and omissions. Accordingly, Mr. Fain and Mr. McNamara demand that the filing include the additional disclosure that, consistent with its routine practices, Torvec provided a draft of this filing to its directors, including Mr. Fain and Mr. McNamara, that Mr. Fain and Mr. McNamara have identified a number of factual statements which they believe are materially untrue or which omit material facts necessary to make the statements made in light of the circumstances under which some statements were made not misleading and, that Mr. Fain and Mr. McNamara believe that the certification by Mr. James Gleasman is knowingly false.

              Torvec's Response

             On September 9, 2005 the Executive Committee of the Board of Directors of the company, composed of a majority of the current Board of Directors and a majority of its independent directors, responded to such counsel's letter and the body of its entire response is set forth:

The Executive Committee of the Board of Directors of Torvec Inc., composed of a majority of the current Board and a majority of its independent directors, wish to respond to the statements made by you in your letter dated September 7, 2005.

Our response will address each of your statements in the order in which you made them.

1.

The statement in the condensed financial statements, on page 14, that the board "specifically considered and rejected the equity incentive provision and voted to increase the consulting firm's success fee to 8%" is materially and factually true.

It is indisputable that Torvec's board of directors, at its meeting held June 9, 2004, rejected the equity incentive provision and, in lieu thereof, raised CXO's success fee to 8%. We enclose a copy of the minutes of such meeting for your review. Further, we enclose a copy of the August 11, 2004 board minutes which categorically state that the minutes of June 9, 2004 board meeting were approved "without correction."

Please be advised that the August 11, 2004 minutes explicitly state that Messrs. McNamara (chairman of the board), Philip Fain (chief financial officer), Richard Ottalagana (chief executive officer) and Robert Green of CXO (guest) were present at such August 11, 2004 board meeting. More importantly with respect to this issue, none of such CXO principals raised any objection to the contents of the June 9, 2004 minutes or stated to anyone that such minutes, as written, were incorrect.

2.

The statement that the inclusion of an equity incentive provision in the CXO - Torvec agreements as filed with the Securities and Exchange Commission was "mistaken" is materially and factually true.

It is indisputable that the board rejected the inclusion of the equity incentive provision (minutes 6/9/04 approved without correction, 8/11/04). It is also correct to state that, as filed, the agreements did contain an equity incentive provision. We do not have sufficient evidence as yet to determine that the filings of documents containing a provision the board had specifically rejected was intentional. Thus, we have reached the only conclusion possible based upon the facts as presently known - that the filing of such documents was in error, or as stated, "mistaken".

3.

The description of the presentation of the revised agreement to the board on April 12, 2005 is materially true and correct. We enclose a copy of the minutes of such board meeting for your review. Please note the minutes reflect that, contrary to your assertion contained in your September 7, 2005 letter, Mr. Read McNamara presided over the board's discussion of the request by CXO to terminate the June 30, 2004 agreement, to execute the April 12, 2004 agreement without "substantive" change and further reflects that Mr. McNamara and Mr. Fain "abstained" from voting on the approval of the revised document. It is difficult to comprehend how Messrs. Fain and McNamara could have "abstained" from voting if they "were not present" as you state in you letter.

4.

Finally, we wish to state that the central issue in this entire matter is that Torvec's board of directors (as distinguished from management or counsel) did not approve the June 30th or April 12th documents containing an equity incentive provision. While management (in the person of Mr. Fain as CEO-CFO) may have reviewed with Torvec's counsel specific changes to the June 30th agreement necessitated by CXO's reorganization and to remove obsolete provisions from such document, such review does not alter the fact that the revised document was never presented to the board by Mr. Fain at its April 12th meeting nor was it made available by him either before or after the meeting to Torvec's directors.

Frankly, we must assume that your clients did not provide you with copies of the June 9, 2004, August 11, 2004 or the April 12, 2005 board minutes. Otherwise, we do not believe you would have made the totally inaccurate statements set forth in your September 7, 2005 letter.

We believe you should discuss the contents of our response as well as the attached board minutes with your clients. They and you should be quite clear that all members of the Executive Committee, as well as Mr. Joseph Alberti, a board member on June 9, 2004, and August 11, 2004, unequivocally testify as to the accuracy of such minutes.

Your clients and you also should be quite clear that Torvec reserves any and all rights to take any and all action as it may deem necessary and / or appropriate to safeguard the integrity, truthfulness and accuracy of its publicly filed reports.

The minutes referred to in the Executive Committee's statement are found as Exhibits 99.1, 99.2 and 99.3 of this Report.

             For further details please review the company's Current Reports (Form 8-K) filed with the Securities and Exchange Commission on July 25, 2005 and August 19, 2005 -"http://www.torvec.com - "Securities Filings-All Forms".

(d)    Company Expenses

              The net loss for the three months ended June 30, 2005 was $1,893,000 as compared to the three months ended June 30, 2004 net loss of $1,352,000. The increase in the net loss of $541,000 is due to increases in research and development expenditures as well as significant legal fees relating to patent updates.

               Research and development expenses for the three months ended June 30, 2005 amounted to $983,000 as compared to $457,000 for the three months ended June 30, 2004. This increase amounted to $526,000. This increase is attributable to increased costs associated with commercializing our technologies.

               General and administrative expenses for the three months ended June 30, 2005 amounted to $978,000 as compared to $1,011,000 for the three months ended June 30, 2004. This decrease amounted to $33,000 and is partly due to the costs associated with warrants issued to our management consulting firm. Additional fees were also incurred with updating of patents and continued product development.

(e) Liquidity and Capital Resources

        The company's business activities during the quarter ended June 30, 2005 were funded, in part, through the sale of 30,000 Class A Preferred for proceeds of $120,000.

        At June 30, 2005, the company's cash position was $215,000 and it had a working capital deficit of $1,607,000. Included in the company's current liabilities are amounts payable of $1,628,000 which the company believes will be paid with future issuances of stock. Approximately $1,541,000 of the $1,628,000 is attributable to our subsidiary, ICE Surface Development, Inc. and will be paid directly by ISDI in its own stock.

        The company's cash position at anytime during the quarter ended June 30, 2005 was directly dependent upon its success in selling common and preferred stock since the company did not generate any revenues. The company cannot determine whether it will generate any revenues from its business activities during the balance of its 2005 fiscal year.

        During the quarter ended June 30, 2005 the company issued 359,057 common shares (including 139,400 warrants exercised) with a fair value of $820,000 to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, product marketing research expenses, legal fees and associated expenses for ongoing patent work and reimbursement of ongoing employee consultant expenses.

        At June 30, 2005 loans payable to stockholders and officers amounted to $28,000 and are non-interest bearing and have no fixed date repayment.

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

Subsequent Event

           In August, 2005, the company sold 32,500 Class A Preferred to 2 shareholders for gross proceeds of $130,000.

           On August 17, 2005, the company repaid the $28,000 indebtedness to a stockholder in exchange for 11,667 shares of restricted common shares, such number of shares based upon the closing price of the company's common stock on August 16, 2005.

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

(i) Impact of Inflation

          Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during the quarter ending June 30, 2005.

(j) Quarterly Fluctuations

          As of June 30, 2005, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

CONTROLS AND PROCEDURES

          James Y. Gleasman, the company's chief executive officer and interim chief financial officer, has informed the Board of Directors that, based upon his evaluation of the company's disclosure controls and procedures as of the end of the period covered by this quarterly report (Form 10-QSB), such disclosure control and procedures are effective to ensure that information required to be disclosed by the company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate to allow timely decisions regarding required disclosure.

          Management, with the participation of the company's chief executive officer and interim chief financial officer, has concluded that there were no changes in the company's internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

           None

Item 2:   Changes in Securities

Class A and B Preferred Shares

      We ask that you refer to our annual report (Form 10-KSB) filed with the Securities and Exchange Commission on April 11, 2005 for a description of our Class A and Class B Preferred Shares. As of June 30, 2005, there were 3,300,000 authorized Class A Preferred Shares and 336,743 issued and outstanding. There were 300,000 authorized Class B Preferred Shares and 42,500 issued and outstanding.

Item 3.	Defaults Upon Senior Securities None.

Item 4.	Other Information

None.
Item 5.	Exhibits and Reports on Form 8-K

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

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;

10.30

Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

	10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.32

Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

	10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005;

	10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005;

	10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005;

	10.36	Consulting Agreement with Matthew R. Wrona dated June 30, 2005;

	10.37	Option Agreement between Matthew R. Wrona, Grantee and Torvec, Inc. as Grantor dated June 30, 2005.

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

(16)	Letter on change in certifying accountant

None

(18)	Letter re change in accounting principles

None

(20)	Other documents or statements to security holders

None

(21)	Subsidiaries of the registrant
Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)
IVT Diesel Corp. (New York)
Variable Gear, LLC (New York)

(22)	Published report regarding matters submitted to vote of security holders

None

(23.1)	Consents of experts and counsel

None

(24)	Power of attorney

None

(31)	Rule 13(a)-14(a)/15(d)-14(a) Certifications

(32)	Section 1350 Certifications

(99)	Additional exhibits

99.1	Minutes of a meeting of the Board of Directors of Torvec, Inc. held on June 9, 2004;

99.2	Minutes of a meeting of the Board of Directors of Torvec, Inc. held on August 11, 2004;

99.3	Minutes of a meeting of the Board of Directors of Torvec, Inc. held on April 12, 2005.

(b)    Reports Filed on Form 8-K

        (1) Current Report filed on May 19, 2005; Current Report filed on June 17, 2005, Current Report filed on July 14, 2005, Current Report filed on July 25, 2005, Current Report filed on August 16, 2005, Current Report filed on August 19, 2005.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.
Date: September 9, 2005	By: /S/JAMES Y. GLEASMAN James Y. Gleasman, Chief Executive Officer and Interim Chief Financial Officer

EXHIBIT INDEX
EXHIBIT			PAGE

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

N/A

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;	N/A

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004;	N/A

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery;	N/A

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005;	N/A

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005;	N/A

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005;	N/A

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005;	N/A

10.36	Consulting Agreement with Matthew R. Wrona dated June 30, 2005;	43

10.37	Option Agreement between Matthew R. Wrona, Grantee and Torvec, Inc. as Grantor dated June 30, 2005.	48

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

(16)	Letter on change in certifying accountant

None

(18)	Letter re change in accounting principles

None

(20)	Other documents or statements to security holders

None

(21)	Subsidiaries of the registrant

Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)
IVT Diesel Corp. (New York)
Variable Gear, LLC (New York)

(22)	Published report regarding matters submitted to vote of security holders

None

(23)	Consents of experts and counsel

(23.1)	None

(24)	Power of attorney

None

(31)	Rule 13(a)-14(a)/15(d)-14(a) Certifications	55

(32)	Section 1350 Certifications	56

(99)	Additional exhibits

99.1	Minutes of a meeting of the Board of Directors of Torvec, Inc. held on June 9, 2004;	57

99.2	Minutes of a meeting of the Board of Directors of Torvec, Inc. held on August 11, 2004;	59

99.3	Minutes of a meeting of the Board of Directors of Torvec, Inc. held on April 12, 2005.	60

EXHIBIT 10.36

CONSULTANT AGREEMENT

This Agreement is made and entered into as of the 30th day of June, 2005, between Matthew R. Wrona, (the "Consultant"), whose address is 313 Mason Rd., Fairport, New York 14450 and Torvec, Inc., (the "Company"), whose address is Powder Mills Office Park, 1169 Pittsford-Victor Rd., Suite 125, Pittsford, New York 14534.

In consideration of the mutual promises made herein, the parties hereto agree as follows:

I. EXCLUSIVITY

The Company hereby engages the Consultant's services on a non-exclusive basis for the term specified in Section II hereof to render consulting services and advice to the Company as an engineering design specialist upon the terms and conditions set forth herein.

II. TERM

Except as otherwise specified herein, this Agreement shall be effective for two (2) years from the date hereof and will be automatically renewed for additional two (2) year terms unless the Consultant provides notice to the Company of his decision not to renew, such notice to be provided at least forty-five (45) days prior to the renewal date. During this term, the Consultant will assist the Company in consulting on its various technology platforms, as well as the additional projects described in Section III below.

III. DUTIES, RESPONSIBILITIES, AND PAYMENT OF THE CONSULTANT

During the term of this Agreement, the Consultant shall provide the Company with such regular and customary consulting advice as is reasonably within the scope of the advisory services contemplated by this Agreement. It is understood and acknowledged by the parties that the value of the Consultant's advice is not readily quantifiable, and that the Consultant shall be obligated to render advice upon the request of the Company, in good faith and on a best efforts basis, but shall not be obligated to spend any specific amount of time in so doing.

More specifically, the Consultant shall serve as the Chief Engineer for the Company's subsidiary, IVT Diesel Corp.

IV. PAYMENT FOR SERVICES RENDERED

The Company will pay the Consultant during the term of this Agreement and all renewals hereof 12,000 fully and immediately vested $.01 warrants exercisable into the common stock of the Company, payable on a quarterly basis, on the same date as similar warrants are issued to the Company's non-management directors.

The Company will also pay to the Consultant during the term of this Agreement and all renewals hereof, the amount set forth in each of the Consultant's invoices delivered to the Company on a quarterly basis on the first day of each calendar quarter. Payment will be made in either cash, business consulting shares or a combination of both in the Company's discretion and during each quarter shall be payable on a weekly basis.

The Company will also grant to the Consultant non-qualified stock options for 100,000 fully and immediately vested common shares of the Company exercisable at $5.00 per share with a ten (10) year term.

The Company will also pay the Consultant for the performance of extraordinary services rendered and/or extraordinary contributions made to the Company in an amount agreed to by the Company and the Consultant.

V. CONFIDENTIALITY

The Company recognizes and confirms that, in advising the Company and in fulfilling its engagement hereunder, the Consultant will use and rely on data, material and other information furnished to the Consultant by the Company. The Company acknowledges and agrees that in performing its services under this Agreement, the Consultant may rely upon the data, material and other information supplied by the Company without independently verifying the accuracy and completeness of same. Accordingly, the Company expressly agrees that all data, material and other information furnished to the Consultant by the Company shall not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstance under which they were made, not misleading.

VI. INDEPENDENT CONTRACTOR AND TERMINATION

The Consultant shall perform its services hereunder as an independent contractor and not as an employee or agent of the Company or an affiliate thereof. It is understood and agreed to by the parties hereto that the Consultant shall have no authority to act for, represent or bind the Company or any affiliate thereof in any manner, except as may be agreed to expressly by the Company in writing from time to time. Each party shall be solely responsible for the compliance with all state and federal laws pertaining to employment taxes, income withholding at the source, unemployment compensation contributions and other employment related statues regarding their respective employees, agents and servants.

The Consultant may be discharged for cause, and this Agreement thereby canceled and terminated. Discharge for cause is defined as the occurrence of one or more of the following events:

The Consultant discloses confidential information, as described in Section V above.

The Consultant breaches its duties under this Agreement in any material respect, and that breach is not cured within thirty (30) days of notice thereof from the Company to the Consultant.

The Consultant engages in any malfeasance or misconduct or performs services in a grossly negligent manner, any of which has a material adverse effect on the Company, including such effect on the Company's reputation in the marketplace for equity investments and business development transactions.

The Consultant commits an act of embezzlement or fraud against the Company.

VII. ENTIRE AGREEMENT

This Agreement constitutes the entire Agreement and understanding of the parties hereto, and supersedes any and all previous agreements and understandings, whether oral or written, between the parties with respect to the matters set forth herein.

VIII. NOTICES

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

James Y. Gleasman

Torvec, Inc

Powder Mills Office Park

1169 Pittsford-Victor Rd., Suite 125

Pittsford, New York 14534

with a copy (not constituting notice) to:

Chamberlain D'Amanda

Two State St., Suite 1600

Rochester, NY 14614-1397

Attention: Richard B. Sullivan, Esq.

Telephone: 585-232-3730

Facsimile: 585-232-3882

and, if to the Consultant, to the address as follows:

Matthew R. Wrona

313 Mason Rd.

Fairport, NY 14450

IX. ENTIRE AGREEMENT

This Agreement shall be binding upon and inure to the benefit of each of the parties hereto and their respective successors, legal representatives and assigns.

X. COUNTERPARTS

This Agreement may be executed in any number of counterparts, each of which together shall constitute on one and the same original documents.

XI. AMENDMENT, MODIFICATION OR WAIVER

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

Executed as of the date above first written.

Accepted and Agreed:

TORVEC, INC.

By:	/S/JAMES Y. GLEASMAN James Y. Gleasman, Chief Executive Officer

/S/MATTHEW R. WRONA Matthew R. Wrona

EXHIBIT 10.37

STOCK OPTION AGREEMENT

THIS STOCK OPTION AGREEMENT MADE as of this 30th day of June, 2005 between TORVEC, INC., a New York business corporation (herein referred to as the "Company"), and Matthew R. Wrona (herein referred to as the "Optionee");

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

2. The term during which the Option shall be exercisable shall commence on July 1, 2005 and expire on the close of business July 1, 2015, subject to earlier termination as provided in the Torvec, Inc. 1998 Stock Option Plan (herein referred to as the "Plan"). This Option shall vest immediately and be exercisable in full upon execution hereof.

This Option may be exercised even if the Optionee is not a consultant of the Company or its subsidiaries on the date of exercise.

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

11. Upon either the grant of the Option or upon his exercise of all or a portion of the Option granted hereunder. Upon the actual disposition of the Shares acquired pursuant to exercise of the Option, long or short term capital gain or loss will be recognized by the Optionee, depending upon the holding period (twelve months for long term capital gain or loss) and the extent to which the selling price exceeds or is less than the Optionee's basis in the stock. The amount of gain will be taxed at normal, ordinary tax rates, with a maximum rate of 15% if the Shares are held for a period of at least twelve months.

The Optionee also understands that for purposes of the federal income tax calculation, the difference between the exercise price and the fair market value of the Shares on the date of exercise shall be includible as an item of gross income for the taxable year of exercise except to the extent that such Shares are not transferable and are subject to a substantial risk of forfeiture.

The Optionee also understands that the provisions of federal tax law described herein are subject to change and, consequently, the Optionee agrees to consult with his own tax advisor with respect to the tax treatment to be accorded the grant of the Option herein, the exercise of such Option, and the disposition of the Shares.

12. Consistent with the provisions of the Plan, this Agreement shall be binding upon and inure to the benefit of any successor or assignee of the Company and to any executor, administrator, legal representative, legatee, or distributee entitled by law to the Optionee's right hereunder.

13. Except insofar as an interpretation of federal securities law otherwise is required, or is controlling, this Agreement shall be governed by and construed in accordance with the laws of the State of New York.

IN WITNESS WHEREOF, the Company has caused this Agreement to be executed on its behalf by its duly authorized officer and the Optionee has hereunto set his hand, as of the day and year first above written.

TORVEC, INC.

By: /S/JAMES Y. GLEASMAN
James Y. Gleasman
Title: Chief Executive Officer

/S/MATTHEW R. WRONA
Matthew R. Wrona, Optionee

NOTICE OF EXERCISE OF STOCK OPTION

AND

RECORD OF STOCK TRANSFER

Torvec, Inc.

Powder Mills Office Park

1169 Pittsford-Victor Rd., Suite 125

Pittsford, New York 14534

I hereby exercise my Stock Option granted to me by Torvec, Inc. under a Stock Option Agreement dated September 1, 2001, subject to all the terms and provisions thereof and of the Torvec, Inc. 1998 Stock Option Plan referred to therein and notify you of my desire to purchase
       Shares of the $.01 par value Common Stock of the Company which were offered to me pursuant to the Incentive Stock Option Agreement. Enclosed is my payment in the sum of in full payment of such Shares.

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

DATED:

Receipt is hereby acknowledged of the delivery to my by Torvec, Inc. on of stock certificates for shares of $.01 par value common stock purchased by me pursuant to the terms and conditions of the Torvec, Inc. 1998 Stock Option Plan referred to above.

DATED:

Exhibit 31.1

CERTIFICATION

I, James Y. Gleasman, chief executive officer and interim chief financial officer, hereby certify that:
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: September 9, 2005	/S/JAMES Y. GLEASMAN James Y. Gleasman, Chief Executive Officer and Interim Chief Financial Officer

Exhibit 32

Certificate pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Torvec, Inc. ("Torvec") on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Y. Gleasman, chief executive officer and interim chief financial officer of Torvec, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Torvec, Inc.

/S/JAMES Y. GLEASMAN
James Y. Gleasman, Chief Executive Officer

and Interim Chief Financial Officer

September 9, 2005

Issuer Statement

A signed original of this written statement required by Section 906 has been provided to Torvec, Inc. and will be retained by Torvec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.1

minutes of a meeting

of the board of directors

of

torvec, inc.

Held on June 9, 2004

The meeting of the Board of Directors of Torvec, Inc. was held at the company's offices at 11 Pond View Drive. All directors were in attendance, either in person or by telephonic conference, except Daniel Bickel, who was in Canada. In addition, Richard B. Sullivan, general counsel, and Philip Fain and Read McNamara of CXO were present as guests.

The first order of business was the acceptance of Eric Steenburgh's resignation as chief executive officer and chairman of the Board effective May 31, 2004. Upon motion duly made by Keith Gleasman, seconded by Joseph Alberti, his resignation was accepted.

Next, the question of the appointment of Read McNamara as chairman of the Board, Richard Ottalagana as chief executive officer and Philip Fain as chief financial officer, effective June 15, 2004; a new agreement with CXO to reflect the provisions of their services in such capacity; and the issuance of a press release to announce the changes were discussed. In connection with CXO compensation under the new agreement, Joe Alberti made a motion, seconded by the entire Board, that CXO's success fee be raised uniformly to 5% of the total consideration paid to Torvec.

Discussion next centered on the "equity-kicker" provision of the agreement if the price of Torvec common stock was to exceed $5.00 per share during the term of the CXO agreement. While a similar provision was contained in CXO's February 20, 2004 agreement, it was decided that in lieu thereof, CXO's success fee should be raised to 8%. With these changes and other minor modifications, upon motion duly made and seconded, the appointment of Read McNamara as chairman, Richard Ottalagana as chief executive officer and Philip Fain as chief financial officer was unanimously approved; the new agreement with CXO (a copy of which is attached to these minutes) was unanimously approved; and the contents of the press release announcing the appointment (a copy of which is attached to these minutes) was unanimously approved.

The directors next discussed the fact that investors who purchased Torvec Class A convertible preferred stock through Pittsford Capital have converted their preferred shares to common stock in accordance with the terms of the Class A preferred. Dividends at 10% have accrued on the preferred and the Board agreed to declare a dividend payable in additional preferred as permitted pursuant to the terms of the preferred equal to the amount of accrued dividends owed to these investors. The declaration was conditioned upon Torvec's ability to actually make dividend payments pursuant to the applicable provisions of New York's Business Corporation Law.

James Gleasman reiterated that all Board discussions must be held in strictest confidence and the sharing of the same with anyone, including consultants and advisors, must be only on a "need to know basis."

Keith Gleasman, James Gleasman and Philip Fain then lead the Board in a discussion concerning upcoming meetings on June 15 with David Carlisle and on June 17 with representatives of General Motors. A technical call would occur immediately after the Board meeting with high level engineers from GM as well as with engineers from Allison, which makes transmissions for GM.

The Board was very pleased to have the company meet with Carlisle since his reputation is that of being the "top automotive consultant in the world."

The GM meeting speaks for itself and it is anticipated that we will be able to form a working relationship with GM based upon our presentation.

The Board also decided that it would file the new CXO agreement with its next quarterly report (Form 10-QSB).

There being no further business, the meeting was adjourned.

Respectfully submitted,

/S/GARY A. SICONOLFI

Gary A. Siconolfi, Secretary

Exhibit 99.2

minutes of a meeting

of the board of directors

of

torvec, inc.

Held on August 11, 2004

The meeting was held at the offices of the company. Mr. Gary Siconolfi had called the meeting and all directors were present. Also present were Richard Ottalagana, CEO, Philip Fain, CFO, and Robert Green from CXO on the GO, LLC. Richard Sullivan, company counsel, was also present.

OLD BUSINESS

STATE OF BUSINESS

MANAGEMENT REVIEW

The Board discussed the 10-QSB and authorized its filing, subject to the final approval of the Audit Committee at its meeting to be held August 13, 2004.

The June 9, 2004 minutes were approved without correction.

The next Board meeting is to be held on August 17, 2004 at 2:00 p.m. at 125 Powder Mill Office Park.

/S/GARY A. SICONOLFI

Gary A. Siconolfi, Secretary

Exhibit 99.3

minutes of a meeting

of the board of directors

of

torvec, inc.

Held on April 12, 2005

The meeting was called to order by the chairman, Read McNamara. All directors were present except for Herb Dobbs. The minutes of March 15, 2005 and March 29, 2005 were tabled since they had not been received in time for the directors to review.

Read McNamara introduced three new directors to the Board - Mary Ho, David Carlisle and Phil Fain. All were enthusiastically welcomed.

OLD BUSINESS

CEO REPORT

CHANNEL 8 COVERAGE OF FTV

NEW BUSINESS

o

Read McNamara explained that as a result of an internal reorganization of CXO on the GO, LLC, on advice of counsel, it was necessary for the company to dissolve and a new company, CXO on the GO of Delaware, LLC be formed. Consequently, it was necessary that the June 30, 2004 between CXO and Torvec be terminated and a new agreement, without substantive change, be entered into between the parties in order to continue the relationship.

The board concurred. After motion duly made and seconded, the following resolutions were adopted by the board, with Read McNamara and Philip Fain abstaining in each case:

BE IT RESOLVED, the June 30, 2004 Agreement between Torvec, Inc. and CXO on the GO, L.L.C. be and it hereby is terminated effective April 12, 2005, and Keith E. Gleasman, Torvec's President, is hereby authorized to notify CXO on the GO, L.L.C. of such termination; and

BE IT FURTHER RESOLVED, that effective April 12, 2005, the Agreement between the company and CXO on the GO of Delaware, LLC be and it hereby is approved and the officers of Torvec and each of them is hereby authorized to execute such Agreement on behalf of Torvec.

There being no further business, the meeting was adjourned.

/S/RICHARD B. SULLIVAN

Richard B. Sullivan, Secretary