Form 10QSB
period 2005-09-30
TORVEC INC
filed 2005-11-15
CIK 1063197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                               SEPTEMBER 30, 2005

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT

For the transition period from                            to

Commission File No.                                000-24455

                                                                   TORVEC, INC.
                                             (Exact name of small business issuer as specified in its charter)

                               New York                                                           16-1509512
                (State or other jurisdiction of                                   (IRS Employer Identification Number)
                incorporation or organization)

Powder Mills Office Park
1169 Pittsford-Victor Road
Suite 125
Pittsford, New York                                                                                  14534
   (Address of Principal Executive Offices)                                                (Zip Code)

Issuer's telephone number, including area code:               (585) 248-0740

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                    [ X ] Yes    [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                      [   ] Yes    [ X ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                                                                                                       [   ] Yes    [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   29,809,811
Transitional Small Business Disclosure Format (Check one):  [   ] Yes     [ X ] No
SEC2334(9-05)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

TORVEC, INC.

(A Development Stage Company)
INDEX

PART I	FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements
	Torvec, Inc. Condensed Balance Sheets - December 31, 2004 and September 30, 2005 (Unaudited)	3
	Torvec, Inc. Condensed Statements of Operations (Unaudited) - Three and Nine Months Ended September 30, 2005, Three and Nine Months Ended September 30, 2004, September 25, 1996 (Inception) through September 30, 2005	4
	Torvec, Inc. Condensed Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2005, Nine Months Ended September 30, 2004, September 25, 1996 (Inception) through September 30, 2005	5
	Notes to Condensed Financial Statements	6
Item 2.	Plan of Operation	17
Item 3.	Controls and Procedures	31
PART II	OTHER INFORMATION	32
Item 1.	Legal Proceedings	32
Item 2.	Changes in Securities	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Other Information	32
Item 5.	Exhibits and Reports on Form 8-K	37
SIGNATURE PAGE		37
EXHIBIT INDEX		38

TORVEC, INC.
(a development stage company)
CONDENSED BALANCE SHEETS
	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS CURRENT ASSETS:
Cash	$180,000	$574,000
Prepaid Expenses	27,000	149,000
	-------------	-------------
Total Current Assets	207,000	723,000
	-------------	-------------
PROPERTY AND EQUIPMENT:
Office equipment	35,000	27,000
Shop equipment	121,000	79,000
Leasehold improvements	3,000	3,000
Transportation equipment	69,000	95,000
	-------------	-------------
	228,000	204,000
LESS: ACCUMULATED DEPRECIATION	71,000	77,000
	-------------	-------------
Net Property and Equipment	157,000	127,000
	-------------	-------------
OTHER ASSETS
License, net of accumulated amortization of $1,333,000 and $692,000, respectively	1,926,000	2,568,000
Deposits	2,000	2,000
	-------------	-------------
Total Other Assets	1,928,000	2,570,000
	-------------	-------------
Total Assets	$2,292,000	$3,420,000
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$189,000	$290,000
Accrued liabilities	1,540,000	1,495,000
Loans payable to stockholders and officers	-	28,000
	-------------	-------------
Total Current Liabilities	1,729,000	1,813,000

Deferred revenue	150,000	150,000
	-------------	-------------
Total Liabilities	1,879,000	1,963,000
	-------------	-------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	76,000	281,000
	-------------	-------------
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 100,000,000 shares authorized,
3,300,000 designated as Series A non-voting cumulative dividend $.40 per share, convertible preferred, 429,243 and 259,243 shares issued and outstanding at September 30, 2005 and December 31, 2004,
(liquidation preference $1,924,755 and $1,150,063), respectively.	4,000	3,000
300,000 designated as Class B non-voting cumulative dividend $.50 per share, convertible preferred, 42,500 and 42,500 shares issued and outstanding at September 30, 2005 and December 31, 2004,
(liquidation preference $239,979 and $218,181), respectively.
Common stock, $.01 par value, 40,000,000 shares authorized, 29,809,811 and 29,043,654 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	298,000	290,000
Additional paid-in capital	36,293,000	32,761,000
Due from stockholders	(1,000)	(3,000)
Shares issued for future consulting services	(103,000)	0
Deficit accumulated during the development stage	(36,154,000)	(31,875,000)
	----------------	----------------
Total Stockholders' Equity	337,000	1,176,000
	----------------	----------------
Total Liabilities and Stockholders' Equity	$2,292,000	$3,420,000
	=========	=========
See Notes to Condensed Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	September 25, 1996 (Inception) Through September 30, 2005

COSTS AND EXPENSES:
Research and development	$782,000	$1,025,000	$2,266,000	$1,782,000	$12,324,000
General and administrative	244,000	1,595,000	2,218,000	6,675,000	25,026,000
	-----------------	-----------------	-----------------	-----------------	-----------------
Loss Before Minority Interest	(1,026,000)	(2,620,000)	(4,484,000)	(8,457,000)	(37,350,000)

Minority Interest in Loss of Consolidated Subsidiary	68,000	42,000	205,000	274,000	1,196,000

	-----------------	-----------------	-----------------	-----------------	-----------------
Net loss	(958,000)	(2,578,000)	(4,279,000)	(8,183,000)	(36,154,000)

Preferred Stock beneficial conversion feature	-	179,000	159,000	377,000	715,000

Preferred Stock Dividend	41,000	26,000	111,000	59,000	230,000
	-----------------	-----------------	-----------------	-----------------	-----------------
Net Loss Attributable to Common Stockholders	($999,000)	($2,783,000)	($4,549,000)	($8,619,000)	($37,099,000)
	==========	==========	==========	==========	==========

Basic and Diluted Loss Per Share	($0.03)	($0.10)	($0.15)	($0.30)
	==========	==========	==========	==========

Weighted average number of shares of common stock -basic and diluted	29,692,000	28,704,000	29,417,000	28,368,000
	==========	==========	==========	==========

See Notes to Condensed Financial Statements

TORVEC, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	September 25, 1996 (Inception) Through September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($4,279,000)	($8,183,000)	($36,154,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	661,000	133,000	1,430,000
Gain on sale of fixed asset	(10,000)	0	(10,000)
Minority interest in loss of consolidated subsidiary	(205,000)	(274,000)	(1,196,000)
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Common stock issued for services	1,539,000	1,711,000	9,141,000
Contribution of services	225,000	337,000	1,734,000
Compensatory common stock, options and warrants	1,071,000	5,390,000	12,551,000
Changes in other current assets and current liabilities:
Prepaid Expenses	122,000	(340,000)	133,000
Deposits	0	0	(2,000)
Accounts payable and accrued expenses	(56,000)	684,000	3,637,000
Deferred revenue	0	0	150,000
	-----------------	-----------------	-----------------
Net cash used in operating activities	(932,000)	(542,000)	(7,967,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(49,000)	(67,000)	(253,000)
Cost of acquisition	0	0	(16,000)
Proceeds from sale of fixed asset	10,000	0	10,000
	-----------------	-----------------	-----------------
Net cash used in investing activities	(39,000)	(67,000)	(259,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sales of common stock
and upon exercise of options and warrants	0	1,358,000	6,488,000
Net proceeds from sales of preferred stock	577,000	0	1,946,000
Net Proceeds from sale of subsidiary stock	0	0	234,000
Proceeds from long-term borrowings	0	0	29,000
Repayment of long-term debt	0	0	(29,000)
Proceeds from (repayments of) stockholders' loans-net	0	0	103,000
Distributions	0	0	(365,000)
	-----------------	-----------------	-----------------
Net cash provided by financing activities	577,000	1,358,000	8,406,000
	-----------------	-----------------	-----------------
NET INCREASE (DECREASE) IN CASH	(394,000)	749,000	180,000

CASH - BEGINNING OF PERIOD	574,000	56,000	0
	-----------------	-----------------	-----------------
CASH - END OF PERIOD	$180,000	$805,000	$180,000
	==========	==========	==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for future consulting services	$103,000	$ 0
Preferred dividends paid in Preferred Stock	$ 0	$32,000

See Notes to Condensed Financial Statements

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2005

Note 1 Financial Statement Presentation

The interim information contained herein with respect to the three month and nine month periods ended September, 2005 and September, 2004 and the period from September 25, 1996 (inception) through September 30, 2005 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three month and nine month periods ended September 30, 2005, and since inception. The results are not necessarily indicative of results to be expected for the year.

For the period from inception through September 30, 2005, the company has accumulated a deficit of $36,154,000, and has been dependent upon equity financing, loans from shareholders and the exchange of stock for services to meet its obligations and sustain operations. The company is in the development stage and its efforts have been principally devoted to research and development, raising capital and marketing of principal products. A sale and/or commercialization of one of the company's technologies, a joint venture relationship or a combination thereof will be required by the company to commence operations.

Note 2 The Company

Torvec, Inc. was incorporated in New York on September 25, 1996. The company, which is in the development stage, specializes in automotive technology.

Note 3 Summary of Significant Accounting Policies

Consolidation

The financial statements include accounts of the company and its majority owned-subsidiary, Ice (69.26% owned at September 30, 2005), its 100% owned subsidiaries, Iso-Torque Corporation and IVT Diesel Corp. and its 49% owned subsidiary, Variable Gear, LLC. All material intercompany transactions and account balances have been eliminated in consolidation.

Equipment

Equipment, including a prototype vehicle, is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful lives of the assets which range from three to seven years.

Research, Development and Patents

Research, development costs and patent expenses are charged to operations as incurred.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2005

License

Through December 31, 2004, the license with Dartmouth College was being amortized over its estimated useful life of approximately 19 years which correlates to an underlying patent. Effective January 1, 2005, the company has changed its estimate of economic useful life to 3 years. Charges for amortization in each of the three and nine month periods ended September 30, 2005, was $214,000 and $642,000 and charges for amortization in each of the three and nine month periods ended September 30, 2004 was $42,000 and $126,000. Such amortization expense is included in research and development expense.

Total future amortization of the license is as follows:

Year Ending
December 31,	Amount
2005 (remainder)	$ 214,000
2006	856,000
2007	856,000
$ 1,926,000

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

September 30, 2005

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

At September 30, 2005, the company had one stock-based employee compensation plan, and the company's subsidiaries had no stock-based employee compensation plan. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended SFAS No. 123, the company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25 and related interpretations including FIN No. 44. The following table illustrates the effect on net loss attributable to common stockholders and loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plan:

	Three Months		Nine Months
	September 30		September 30
	2005	2004	2005	2004
Net loss attributable to common stockholders	$(999,000)	$(2,783,000)	$(4,549,000)	$(8,619,000)

Pro forma net loss attributable to common stockholders	$(999,000)	$(2,783,000)	$(4,549,000)	$(8,619,000)

Basic and diluted net loss attributable to common stockholders per share	$ (0.03)	$ (0.10)	$ (0.15)	$ (0.30)

Pro forma basic and diluted net loss attributable to common stockholders per share	$ (0.03)	$ (0.10)	$ (0.15)	$ (0.30)

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2005

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

September 30, 2005

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

In connection with the sale of Class A Preferred, the company recognized as a beneficial conversion feature at the date of issuance representing the difference between the conversion price and the market price of the common stock into which the preferred stock is convertible. At March 31, 2004, the company valued the beneficial conversion feature at approximately $714,000. The beneficial conversion feature was amortized through the date the preferred stock becomes eligible for conversion, which was one year from the date of issuance. The beneficial conversion feature was fully amortized during the first quarter of 2005.

On August 16, 2005, the company sold 20,000 Class A Preferred to an investor for proceeds of $80,000. On the same date, another investor purchased 12,500 Class A Preferred for $50,000. In connection with one of these transactions, the company issued 12,500 $.01 warrants exercisable into restricted common shares.

On September 14, 2005, the company sold 10,000 Class A Preferred for proceeds of $40,000.

On September 19, 2005, the company sold an aggregate 50,000 Class A Preferred for aggregate proceeds of $200,000 to 2 investors.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2005

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

On September 13, 2004 and October 8, 2004 the company sold 22,500 and 20,000 Class B Preferred to one investor for $112,500 and $100,000.

Note 5 Related Party Transactions

The company's consulting agreements with members of the Gleasman family expired on December 1, 2003. Effective January 1, 2004, the company no longer pays any consulting fees to the Gleasmans for these services. Included in research and development and general and administrative expenses for the three and nine months ended September 30, 2005 and 2004 is $75,000 and $225,000, respectively for the value of the contributed services the company received from the Gleasmans.

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

For the three and nine month periods ended September 30, 2005, the company incurred approximately $121,000 and $419,000 for consulting services provided to the company by outside counsel exclusive of legal services.

During the three and nine month periods ended September 30, 2005, the company entered into a rental agreement with a shareholder to lease space, engage 3 engineers with automotive experience and the use of machine tools, all at a charge of 10,000 restricted common shares per month. The company has recorded rent expense for the three and nine month periods ended
September 30, 2005 of $83,000 and $225,000 respectively.

On August 17, 2005, the company repaid a $28,000 indebtedness to a stockholder in exchange for 11,667 shares of restricted common shares, such number of shares based upon the closing price of the company's common stock on August 16, 2005.

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2005

Note 6 Shares Issued for Future Consulting Services

On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the company under their consultant agreements. The company issued 50,000 business consultant shares valued at $103,000 to such consultants on September 27, 2005, contingent on their performance of future services under such consultant agreements.

Note 7 Business Consultants Stock Plan

The company's Business Consultants Stock Plan as amended, ("the Plan") provides for the granting of 5,100,000 common shares of the company's $.01 par value common stock, which may be issued from time to time to business consultants and advisors.

For the three and nine month periods ended September 30, 2005, 145,540 and 739,490 shares respectively (including 22,000 and 265,800 warrants exercised respectively) were issued under the Plan to consultants in exchange for services and amounts owed to these consultants. The shares were valued at the market value of the shares on the date immediately prior to the date of issuance and approximated $226,000 and $1,389,000 respectively.

Note 8 Employment and Consultant Agreements

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

Note 9 Variable Gear LLC

On January 1, 2008, the company is required to purchase the 51% membership interest it does

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2005

not own in Variable Gear LLC at the then fair market value as defined. The company does not share in any profit or losses in this entity. At September 30, 2005 such fair market value cannot yet be reasonably estimated.

Note 10 Warrants

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

For services rendered as members of the company's board of directors and its committees, nonmanagement directors who have been board members for at least one full year and have attended, in person or by telephonic conference as permitted by the company's Bylaws, at least 75% of both board meetings and meetings of committees of which they are a member shall receive warrants to purchase up to 12,000 common shares at a purchase price of $.01 per share. The warrants are issued quarterly on a pro rata basis and may be issued contingently in anticipation of a director's completion of one year of service and/or 75% of board/committee meetings . The warrant term is for a period of ten years. In addition, the chairman of the audit committee is entitled to receive as payment for services on such committee 5,000 warrants per year, payable quarterly.

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

On March 16, 2005, May 13, 2005, and August 18, 2005 Mr. Siconolfi exercised 12,000, 3,000 and 3,000 warrants respectively at a purchase price of $.01 per common share.

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

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2005

For the quarter ended September 30, 2005, each of Herbert H. Dobbs, Gary A. Siconolfi and Daniel R. Bickel received 3,000 warrants for services rendered as directors, and Mr. Bickel received 1,250 additional warrants for services rendered as chairman of the audit committee. The Company recorded a charge of $20,000 in connection with the insurance of the warrants.

During the third quarter, the company awarded 54,000 common stock purchase warrants to outside counsel for business consulting services rendered, of which 10,000 were exercised. The company recorded a charge of $121,000.

On February 20, 2004 the company entered into an agreement with a management-consulting firm to assist the company in executing a business plan to commercialize its full terrain vehicle. Upon execution of the agreement, the company granted 15,306 shares of common stock in settlement of $75,000 owed upon execution of the agreement. Pursuant to the February 20th agreement, the company issued 28,792 common shares in monthly fees and granted 620,000 warrants, of which 153,600 were exercised during the third quarter of 2004 and none were exercised during the third quarter of 2005. The February 20th agreement was terminated and replaced with a new agreement effective June 30, 2004 with the same management consulting firm pursuant to which the management consulting firm furnished individuals to serve as the company's chief executive officer, chief financial officer and chairman of its board of directors as well as continuing to provide all of the business consulting and technical services provided under the February 20th agreement. As under the February 20th agreement, under the June 30th agreement, no payments of any kind, stock, warrants or options were made to the individuals furnished by the management consulting firm but all payments, stock issuances, warrants or options were made by the company directly to the management consulting firm as called for under the June 30th agreement. The June 30th agreement was for an initial term of 24 months and could have been renewed for an additional 24 month periods unless either party provides notice to the other at least sixty days prior to the end of the term. With one significant exception, the June 30th agreement provided compensation terms similar to those contained in the February 20th agreement. As under the February 20th agreement, the company paid the management consulting firm $50,000, plus 20,000 warrants exercisable at $.01 per share on a monthly basis. In lieu of such payment, upon the happening of a revenue producing event, the company will grant 40,000 warrants per month, exercisable at $.01 per share. Pursuant to the June 30th agreement, the company granted 200,000 warrants on August 20, 2004 and recorded a charge of $1,191,000 in connection with the issuance of the warrant.

The June 30th agreement provided for additional success and other fees payable in warrants. In connection therewith, the company may recognize significant charges in the future if and when such events occur.

Under the February 20th agreement, the company was obligated to grant warrants exercisable at $.01 per share based upon a formula if the closing bid price of the company's common stock was equal to or greater than $5.00 per share ("equity incentive provision"). In connection with this obligation the company granted 500,000 warrants with a fair value of $2,972,000 during the first quarter of fiscal 2004 as a result of the stock price exceeding $5.00 per share. The company

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2005

recorded a charge of $0 and $444,000 respectively for these warrants for the three and nine month periods ended September 30, 2005.

At its meeting held June 9, 2004, at which meeting approval of the June 30, 2004 agreement was given, the Board of Directors specifically considered and rejected the equity incentive provision and, in lieu thereof, voted to increase the consulting firm's success fee from 3% to 8%. On August 11, 2004, the Board approved the minutes of the June 9, 2004 meeting reflecting its rejection of the equity incentive provision without objection.

On April 12, 2005 the Board voted to terminate the June 30th agreement at the request of the consulting firm due to its internal reorganization. The Board approved a new agreement with the reorganized consulting firm, conditioned upon such consulting firm's representation that no material change would be made to the June 30th agreement as such agreement had been approved by the Board on June 9, 2004.

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

Note 11 Litigation

On September 30, 2005, the company filed a declaratory judgment action against a management consulting firm in Supreme Court, Monroe County, New York, which seeks a declaration that certain letter agreements between the company and the consulting firm are void and unenforceable. In its complaint, the company states that the consulting firm has been paid 216,140 freely tradable shares of the company's common stock and 1,080,000 warrants readily convertible into common stock. The company stated that a reasonable estimate of the value of such services based upon average trading prices of the company's common stock over the firm's 17 month engagement exceeds $6,000,000. Litigation counsel in a letter to the company dated November 4, 2005 has stated that the fact that the consulting firm has been paid such substantial

TORVEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2005

consideration to date "will likely be persuasive to the court that it is equitable to merely void the agreements and terminate the relationship between the parties."

If the letter agreements were determined by a court of competent jurisdiction to be valid and enforceable, the company, at its discretion, would be able to pay all of its obligations in common stock and/or warrants convertible into common stock.

On November 8, 2005 the defendants answered the company's complaint by asserting that the purported April 12, 2005 agreement is valid and enforceable, that the company's alleged failure to honor the agreement has damaged the defendants in amounts to be determined and seeking indemnification under the purported April 12, 2005 agreement for their expenses.

Note 12 Subsequent Events

In October, 2005, the company issued 12,000 Business Consulting shares to the chairman of the audit committee for services performed by him in such capacity.

On each of October 4, 2005 and on October 21, 2005, the company sold 10,000 Class B Preferred to a shareholder for $40,000 in proceeds.

On November 8, 2005, the company accepted the resignation of its design engineer, effective immediately. In consequence, the June 30, 2005 consulting agreement referred to in Note 8 was terminated, effective November 8, 2005.

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

a.	the company's ability to raise significant capital to fund its business plan;

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

(b) Current Status of Product Development-Third Quarter Update

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

1.

The Iso-Torque Differential

Patent protection for this invention was issued July 8, 2004. Through our wholly-owned subsidiary, Iso-Torque Corporation, we have built prototypes of the Iso-Torque differential and have completed all of the items set forth in our June 30, 2005 quarterly report. In addition, we have:

o	installed the Iso-Torque prototype in a Nissan 350Z automobile;

o	conducted over 1,000 miles of testing, including testing which was the subject of a CEO Update dated October 31, 2005 found on our web page, www.torvec.com.

The successful testing of the Iso-Torque differential has lead management to focus upon the strategy the company is employing to market and commercialize the Iso-Torque differential. A significant aspect of this strategy is highway safety.

On average, there are more than six million car accidents on U.S. roads annually. More than 3 million people get injured due to car accidents, with more than 2 million of these injuries resulting in permanent damage or death. While about 38% of accident fatalities occur because of drunk driving and about 28% are attributable to excessive speed, more than 33% are directly related to vehicles going off the road resulting from a loss of control of the vehicle. While some of these accidents may stem from sheer reckless driving, a very large number are not due to driver negligence, but result from a fundamental flaw in the physics governing the functioning of differentials.

The flaw? Simply put, torque flowing from the engine to the wheels always is channeled to the wheel with the least amount of traction. In fact, the less the amount of traction, the greater the flow of torque goes to the wheel with less traction. In negotiating a turn, if one drive wheel is on dry pavement and the other is on loose gravel, grass, snow, ice or other slippery surface, an imbalance of traction is created which, all too often, can not be safely handled by the driver.

Many members of the public are not familiar with what a differential is, the absolutely critical role it plays in vehicle handling and the havoc an imbalance of traction can create. A significant number of people connected to the automobile insurance industry, government officials and safety experts in the mass media do not appreciate the safety implications of the Iso-Torque differential.

It is one thing to be driving on a relatively straight, smooth highway; it is quite another thing if you slip a drive wheel on to a rough shoulder, swerve to avoid animals, toys or children, or hit wet leaves, loose dirt, sand, gravel, snow or ice. A sudden imbalance of traction occurs which causes the vehicle to behave erratically resulting in a loss of control.

The most dangerous condition, the imbalance that probably causes the most accidents stemming from loss of control, is the situation where the vehicle is going around a sharp corner with less traction on the outside wheels. When this happens, the driver can lose control despite his best efforts to maintain or regain control.

Management believes that the Iso-Torque differential dramatically solves the imbalance of traction problem characteristic of all differentials. The Iso-Torque differential maintains proportionately balanced torque going to the drive wheels, at all times and under any and all conditions.

The company is in contact with auto industry executives regarding this revolutionary differential. However, with the paramount issue of safety in mind, we have retained the services of Mr. Gary Eldlin to educate the auto insurance industry, the American Automobile Association, the National Safety Council and similar organizations with respect to the extraordinary safety implications of our Iso-Torque differential. We are involved in extensive discussions with companies to establish a strategic alliance to outsource the production and manufacture of Iso-Torque differentials for the worldwide auto industry. In this regard, please recall that our full terrain vehicle (FTV ) requires two Iso-Torque differentials and we plan to incorporate the sale of Iso-Torque differentials in any strategic alliance or other business relationship involving the sale or other transaction involving our FTV technology.

2.	The Infinitely Variable Transmissions (IVT™)

As previously stated in our June 30, 2005 quarterly report, the company has developed three Infinitely Variable Transmissions for diesel and gasoline engines, namely, the hydromechanical configured for the Dodge Ram diesel (2003), the all hydraulic for gasoline engines and the modular, hydromechanical for both gasoline as well as diesel engines.

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

During the third quarter, the company installed its new, modular, hydromechanical, infinitely variable transmission (as distinct from its all hydraulic transmission) in the SUV. We then proceeded to run this transmission under a "full load" (full vehicle weight, 5575 lbs., load resistance on the Mustang dynamometer) to both break it in and determine its mechanical capabilities. At the same time, we fine tuned the computer software program we are using to control the transmission's operation to enable us to accelerate and decelerate the vehicle and to perform the "steady state" tests requested of us by auto manufacturers.

Management is convinced, as never before, that the company has an infinitely variable, hydromechanical transmission that functions exactly as it was designed to function. Preliminary findings from tests designed to measure the engine's revolutions per minute (rpm) with our transmission accelerating through 15, 30, 45 and 60 miles per hour (mph) demonstrate that the modular, hydromechanical transmission reduces engine rpm dramatically in comparison to the stock, automatic transmission originally installed in the SUV.

First, the engine rpm steadily increases as the vehicle accelerates to a vehicle test speed of 62 mph. Normally, with an automatic, you would see the rpm rise on you tachometer rise and fall as the transmission shifts gears. Please note that 62 mph was a test speed only; our modular hydromechanical transmission can attain any speed, being limited only by the engine's capabilities.

Second, under full load, at 15 mph the engine rpm with our transmission was 600; at 30 mph, the rpm was 700; at 45 mph, the rpm was 1100 and at 60 mph, the rpm was 1400. At "steady state" operation, the engine rpm with our transmission averaged 728 at 30 mph as against 1160 rpm with the automatic and at "steady state" operation at 50 mph, the engine rpm with our transmission averaged 1216 as against 1500 rpm with the automatic.

We believe the auto industry will respond favorably to the mechanical capabilities and performance of our modular hydromechanical transmission. We also believe that its light weight, fewer parts and anticipated lower costs to manufacture will also be highly attractive to automakers.

We also believe our modular hydromechanical transmission will generate impressive fuel savings. To this point, preliminary data gathered from repeatable tests are very positive. At "steady state" operation at 30 mph, the engine only used an average of 87 ccms (cubic centimeters) of fuel per minute with our transmission as against an average of 109 ccms per minute used by the engine with the stock automatic transmission. This represents a 20% gain in fuel efficiency.

At "steady state" operation at 50 mph, the engine only used an average of 167 ccms of fuel per minute with our transmission as against an average of 181 ccms per minute used by the engine with the stock automatic transmission. This represents over a 7% gain in fuel efficiency.

While these findings are preliminary, they were generated by repeatable tests and management is confident that these results will be confirmed through more exhaustive testing. To this end, we are in the process of programming our computer software program to maximize the performance of our modular hydromechanical so that we can successfully complete both EPA sanctioned city and highway tests as well as successfully perform real world driving scenarios.

When we have completed our testing with our hydromechanical transmission in the SUV, we will install it in our diesel Dodge Ram 4x4 pick up truck and conduct similar tests with this diesel powered vehicle.

3.	The Full Terrain Vehicle (FTV™)

The company has completed structural reinforcements and minor alternations to the FTV suspension system and is in the process of showcasing the FTV to potential buyers.

4.	The Constant Velocity Joint

The company is applying for new patents on this invention due to recent improvements which we believe strengthen the CV joint, increase its efficiency and makes it less costly to manufacture.

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

              On September 7, 2005 the company received a letter from counsel representing two members of the Board of Directors, namely Read McNamara and Philip Fain with respect to the company's June 30, 2005 quarterly report (Form 10-QSB). The body of this letter as well as the response of the Executive Committee to such comments is set forth in the company's June 30, 2005 quarterly report.

On September 9, 2005, at a duly called meeting of the board attended by all active members of the board, the board approved the creation of the Executive Committee and ratified all of its actions..

On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York seeking that court's determination that the company's agreement with CXO on the GO of Delaware, LLC dated April 12, 2005 is null and void and unenforceable as against the company, its officers and directors.

On October 26, 2005, Read D. McNamara and Philip A. Fain resigned as directors of the company. The board accepted their resignations on the same date.

             For further details please review the company's Current Reports (Form 8-K) filed with the Securities and Exchange Commission on October 4, 2005 and October 28, 2005 -www.torvec.com - "Securities Filings-All Forms".

(d)    Company Expenses

              The net loss for the three months ended September 30, 2005 was $958,000 as compared to the three months ended September 30, 2004 net loss of $2,578,000. The decrease in the net loss of $1,620,000 is due to decreases in research and development expenditures as well as general and administrative expenses.

               Research and development expenses for the three months ended September 30, 2005 amounted to $782,000 as compared to $1,025,000 for the three months ended September 30, 2004. This decrease amounted to $243,000. This decrease is attributable to costs associated with commercializing our technologies. Additionally, there were no costs associated with CXO charged to research and development for 2005.

               General and administrative expenses for the three months ended September 30, 2005 amounted to $244,000 as compared to $1,595,000 for the three months ended September 30, 2004. This decrease amounted to $1,351,000 and is mostly due to the costs associated with warrants issued to our management consulting firm and other consultants. No warrants were issued to CXO for the quarter. Additionally, the stock price is much lower in 2005 resulting in lower charges to operations for our stock based compensation arrangements.

(e) Liquidity and Capital Resources

        The company's business activities during the quarter ended September 30, 2005 were funded, in part, through the sale of 92,500 Class A Preferred for proceeds of $370,000.

        At September 30, 2005, the company's cash position was $180,000 and it had a working capital deficit of $1,522,000. Included in the company's current liabilities are amounts payable of $1,656,000 which the company believes will be paid with future issuances of stock. Approximately $1,590,000 of the $1,656,000 is attributable to our subsidiary, ICE Surface Development, Inc. and will be paid directly by ISDI in its own stock.

        The company's cash position at anytime during the quarter ended September 30, 2005 was directly dependent upon its success in selling common and preferred stock since the company did not generate any revenues. The company cannot determine whether it will generate any revenues from its business activities during the balance of its 2005 fiscal year.

        During the quarter ended September 30, 2005 the company issued 145,540 common shares (including 22,000 warrants exercised) with a fair value of $226,000 to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, product marketing research expenses, legal fees and associated expenses for ongoing patent work and reimbursement of ongoing employee consultant expenses.

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

Subsequent Event

          On each of October 4, 2005 and on October 21, 2005, the company sold 10,000 (20,000 aggregate) Class B Preferred to a shareholder for $40,000 ($80,000 aggregate).

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

(i) Impact of Inflation

          Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during the quarter ending September 30, 2005.

(j) Quarterly Fluctuations

          As of September 30, 2005, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

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

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

           On September 30, 2005, the company filed a declaratory judgement action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that Court's determination that the company's agreement with CXO on the GO of Delaware, LLC dated April 12, 2005 is null and void and unenforceable as against the company, its officers and directors.

           Management's position is that the purported April 12, 2005 agreement was never formally presented to the company's board of directors nor was it formally approved by the company's board. Since board approval for such an agreement is required, the April 12, 2005 agreement is null and void. In addition, Keith E. Gleasman, the company's president, asserts that he did not knowingly execute the purported April 12, 2005 agreement on behalf of the company.

           Management's view is that the purported April 12, 2005 agreement is unconscionable since its enforceability would result in the company, and hence its shareholders, paying potentially enormous sums to persons who failed to live up to their promises and whose substantive contribution to the company's financial success has been negligible at best.

           The complete text of the company's September 30, 2005 complaint can be found in the company's current report (Form 8-K) filed with the Securities and Exchange Commission on October 4, 2005.

           On November 8, 2005 the defendants answered the company's complaint by asserting that the purported April 12, 2005 agreement is valid and enforceable, that the company's alleged failure to honor the agreement has damaged the defendants in amounts to be determined and seeking indemnification under the purported April 12, 2005 agreement for their expenses.

Item 2:   Changes in Securities

Class A and B Preferred Shares

      We ask that you refer to our annual report (Form 10-KSB) filed with the Securities and Exchange Commission on April 11, 2005 for a description of our Class A and Class B Preferred Shares. As of September 30, 2005, there were 3,300,000 authorized Class A Preferred Shares and 429,243 issued and outstanding. There were 300,000 authorized Class B Preferred Shares and 42,500 issued and outstanding.

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

	10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005;

	10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005;

	10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005;

	10.36	Consulting Agreement with Matthew R. Wrona dated June 30, 2005;

	10.37	Option Agreement between Matthew R. Wrona, Grantee and Torvec, Inc. as Grantor dated June 30, 2005.

	10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steven Urbanik, Floyd G. Cady, Jr., and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee dated September 22, 2005.

	10.39	Consultant Agreement with Floyd G. Cady, Jr. dated October 1, 2005.

	10.40	Consultant Agreement with Lawrence W. Clark dated October 1, 2005.

	10.41	Consultant Agreement with Donald W. Gabel dated October 1, 2005.

	10.42	Consultant Agreement with Michael A. Pomponi dated October 1, 2005.

	10.43	Consultant Agreement with Steven Urbanik dated October 1, 2005.

	10.44	Agreement with Kiwee Johnson dated September 22, 2005.

	10.45	Confidentiality Agreement with Joseph B. Rizzo dated October 24, 2005.

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

(16)	Letter on change in certifying accountant

None

(18)	Letter re change in accounting principles

None

(20)	Other documents or statements to security holders

None

(21)	Subsidiaries of the registrant
Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)
IVT Diesel Corp. (New York)
Variable Gear, LLC (New York)

(22)	Published report regarding matters submitted to vote of security holders

None

(23.1)	Consents of experts and counsel

None

(24)	Power of attorney

None

(31)	Rule 13(a)-14(a)/15(d)-14(a) Certifications

(32)	Section 1350 Certifications

(99)	Additional exhibits

(99.1)	Opinion of Counsel dated August 19, 2005

(b)    Reports Filed on Form 8-K

        (1) Current Report filed on July 14, 2005, Current Report filed on July 25, 2005, Current Report filed on August 16, 2005, Current Report filed on August 19, 2005, Current Report filed on September 13, 2005, Current Report filed on September 14, 2005, Current Report filed on September 15, 2005, Current Report filed on September 20, 2005, Current Report filed on October 4, 2005, Current Report filed on October 6, 2005, Current Report filed on October 25, 2005, Current Report filed on October 28, 2005

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.
Date: November 14, 2005	By: /S/JAMES Y. GLEASMAN James Y. Gleasman, Chief Executive Officer and Interim Chief Financial Officer

EXHIBIT INDEX
EXHIBIT			PAGE

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

N/A

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;	N/A

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004;	N/A

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery;	N/A

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005;	N/A

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005;	N/A

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005;	N/A

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005;	N/A

10.36	Consulting Agreement with Matthew R. Wrona dated June 30, 2005;	N/A

10.37	Option Agreement between Matthew R. Wrona, Grantee and Torvec, Inc. as Grantor dated June 30, 2005.	N/A

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steven Urbanik, Floyd G. Cady, Jr., and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee dated September 22, 2005.	43

10.39	Consultant Agreement with Floyd G. Cady, Jr. dated October 1, 2005.	51

10.40	Consultant Agreement with Lawrence W. Clark dated October 1, 2005.	55

10.41	Consultant Agreement with Donald W. Gabel dated October 1, 2005.	59

10.42	Consultant Agreement with Michael A. Pomponi dated October 1, 2005.	63

10.43	Consultant Agreement with Steven Urbanik dated October 1, 2005.	67

10.44	Agreement with Kiwee Johnson dated September 22, 2005.	71

10.45	Confidentiality Agreement with Joseph B. Rizzo dated October 24, 2005.	76

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

(16)	Letter on change in certifying accountant

None

(18)	Letter re change in accounting principles

None

(20)	Other documents or statements to security holders

None

(21)	Subsidiaries of the registrant

Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)
IVT Diesel Corp. (New York)
Variable Gear, LLC (New York)

(22)	Published report regarding matters submitted to vote of security holders

None

(23)	Consents of experts and counsel

(23.1)	None

(24)	Power of attorney

None

(31)	Rule 13(a)-14(a)/15(d)-14(a) Certifications	83

(32)	Section 1350 Certifications	84

(99)	Additional exhibits

(99.1)	Opinion of Counsel dated August 19, 2005	85

Exhibit 10.38

TRUST AGREEMENT

This Trust Agreement made as of this 22nd day of September, 2005, by and between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steven Urbanik, Floyd G. Cady, Jr., and Michael Pomponi of Rochester, New York, hereinafter called the "Grantors" and Richard B. Sullivan, of Rochester, New York, hereinafter called the "Trustee".

W I T N E S S E T H:

That the Grantors, from time to time, will deliver to the Trustee the property described in Schedule A attached hereto, and the Trustee agrees to hold, administer and distribute all of the aforesaid assets (together with all additions thereto and all reinvestments thereof) as the principal of a Trust in accordance with the terms and provisions hereinafter set out.

ARTICLE I

DISPOSITIVE PROVISIONS OF THE TRUST

The name of this Trust is the Business Consultants Trust. Stock certificates shall be issued to the Trust as "Richard B. Sullivan, Trustee of the Business Consultants Trust."

The Trustee shall hold, manage and control the property comprising the Trust, collect the income therefrom, and shall disburse the net income derived therefrom and shall distribute the principal thereof to or for the benefit of the Grantors, as follows:

A. The Trustee shall sell on the open market or in a private sale all of the shares of Torvec $.01 par value common stock paid to the Grantors, and each of them, by Torvec as consulting fees for services rendered by them to the Company. Such sales shall be executed by the Trustee on a regular basis in the normal course but not less than weekly.

B. The Trustee shall collect the gross proceeds from all of such sales and shall distribute the net proceeds of such sales (after payment of the expenses of sale) to each of the Grantors based upon the schedule of fees payable to each Grantor as set forth on Schedule B attached hereto, as such Schedule B may be amended from time to time. Such proceeds shall be paid to each of the Grantors in accordance with the terms and conditions of the Trust Agreement and Schedule B not less than 2 days after settlement of any sale transaction.

C. By its signature hereto, Torvec agrees that it shall pay the consulting fees payable to the Grantors, and each of them, in common shares of the Company and further agrees that it shall deposit certificates representing such shares with the Trustee on a timely (but not less than weekly) basis for each Grantor. By such signature, Torvec also agrees that it shall be responsible for any and all payroll and similar taxes which may be due and payable upon the payment of such consulting fees to the Grantors.

D. By its signature hereto, Torvec agrees that Schedule B constitutes an accurate and complete list of the Grantors and the fees payable to each of them on a weekly basis as of the date of this Trust Agreement and that Torvec shall deliver to the Trustee on a timely basis, all modifications or alterations to such Schedule B so as to prevent sales of shares and distribution of proceeds to anyone who is not entitled thereto or the failure to sell shares and distribute proceeds to anyone so entitled.

E. The Trustee shall not be liable for any fees payable to the Grantors by Torvec, nor for any shortfall in such fees as a result of the sale of Torvec shares on behalf of the Grantors nor any shortfall resulting from erroneous information provided to the Trustee by the Grantor and/or by Torvec.

F. The parties to this Agreement acknowledge that the Grantors, and each of them, are independent contractors and that, consequently, the Grantors, and each of them, agree that they alone are responsible for all federal and state income, social security, self-employment and other taxes attributable to the transactions described herein.

ARTICLE II

TERMINATION OF THE TRUST

This Trust Agreement is irrevocable but may be terminated by the mutual agreement of the parties hereto delivered to each upon three days notice. This Trust Agreement shall not be terminated by the death, disability or termination of any one or more of the Grantors provided that there is at least one Grantor (whether an initial Grantor or additional Grantor) constituting a beneficiary of this Agreement.

ARTICLE III

ADDITIONS TO TRUST CORPUS

The Grantors may add, at any time and from time to time, property to the principal of the Trust herein created, by any means whatever, with the consent of the Trustee. Any such addition shall be held, administered, and distributed in accordance with the provisions of this Agreement.

ARTICLE IV

POWERS OF TRUSTEE

The Trustee is authorized (including any substitute or successor Trustee) in his discretion, with respect to all property, real and personal, at the time forming part of the Trust, including property held under a power in trust, without limitation by reason of enumeration and in addition to powers conferred by Section ll-l.l of the Estates, Powers and Trusts Law and other law, to:

A. retain any or all property owned by the Trust; acquire by purchase or otherwise, and retain, temporarily or permanently, any kind of realty and personalty, including stocks and unsecured obligations, undivided interests, interests in investment trusts, mutual funds, discretionary common trust funds, leases, and property which is outside of the Trust's domicile, all without diversification as to kind or amount and without being limited to investments authorized by law for trust funds (including the discretion to retain as an investment any obligation or obligations owed to the Grantors by any corporation in which the Grantors have a stock interest) and hold funds uninvested, or deposit any moneys in one or more savings or other banks (including the fiduciary or any owned by or affiliated with it) in any form of account (including checking) whether or not interest bearing;

B. render liquid the trust estate in whole or in part at any time or from time to time, and hold cash or readily marketable securities of little or no yield for such period as the Trustee may deem advisable;

C. vote in person or by general, limited or discretionary proxy, with respect to any investment that may be owned by the trust, or consent for any purpose, in respect of any stocks or other securities; exercise or sell any rights of subscription or other rights in respect thereof;

D. hold two or more trusts or other funds in one or more consolidated funds, in which the separate trusts or funds shall have undivided interests;

E. sell, exchange or otherwise dispose of realty and personalty, publicly or privately, wholly or partly on credit or for any consideration including stocks, bonds or other corporate obligations and grant options for the purchase, exchange or other disposition of any such property;

F. make distribution in cash or in kind, or partly in each, including undivided interests, even though shares be composed differently;

G. delegate discretionary powers to agents, remunerate them, and pay their expenses; employ and pay the compensation of accountants, custodians, legal and investment counsel;

H. renew, assign, alter, extend, compromise, release, with or without consideration, or submit to arbitration, obligations or claims, including taxes, held by or asserted against it or which affect trust assets;

I. hold property in bearer form or in the name of a nominee or nominees;

J. borrow money from itself or others and pledge or mortgage any property for any purpose;

K. manage, insure against fire or other risk, retain, repair, improve, alter, subdivide, dedicate to public use or lease (with or without privilege of purchase) real property, or grant easements with respect thereto, for periods to begin presently or in the future, without regard to statutory restrictions on leasing and even though any such period may extend beyond the term of any trust;

L. consent to and participate in any plan for the liquidation, reorganization, consolidation or merger of any corporation any security of which is held;

M. abandon, in any way, property which it determines not to be worth protecting;

N. pay all expenses, costs, fees and other charges incurred in connection with the preservation, protection and delivery of all personal property even though such property is specifically bequeathed;

O. abstain from rendering or filing any inventory or periodic account in any court;

P. distribute a share of a beneficiary under this Trust who is a minor to a Custodian under the New York Uniform Transfers to Minors Act until age 21 and to select such Custodian, including a fiduciary under this Trust;

Q. to retain in kind the shares of Torvec $.01 par value common stock, which is the original principal of this Trust, as the investment of this Trust and the Trustee shall not be held liable for any loss resulting from the investment of the Trust in such Torvec $.01 par value common stock for any length of time or for the entire duration of this Trust, unless such loss shall result from the Trustee's gross negligence or willful misconduct. In determining any question of liability for losses, it should be considered that the Trustee is investing in such Torvec $.01 par value common stock at the Grantors express request.

It is the Grantors intention that in no event shall any liability with respect to the Trustee's investment of the Trust's assets in Torvec $.01 par value common stock be enforced against the Trustee personally and the Grantors, estate and heirs agree to indemnify the Trustee for any such losses arising out of the investment of the Trust's assets in Torvec $.01 par value common stock, unless such losses shall result from the Trustee's gross negligence or willful misconduct.

The Trustee shall be authorized to vote the shares of Torvec $.01 par value which are held by the Trustee in the same manner that he would vote the shares if they were owned beneficially by him, and shall not be liable in any manner, either for the way that he votes said shares or for determining to retain or sell the same;

R. execute and deliver any and all instructions in writing which it may deem advisable to carry out any of the foregoing powers. No party to any such instrument in writing shall be obliged to inquire into its validity.

ARTICLE V

PROHIBITED POWERS

Notwithstanding any powers conferred upon the Trustee elsewhere in this Trust Agreement, no Trustee or Successor Trustee hereunder or any other person shall have at any time, or in any manner or capacity, either directly or indirectly, the power to do any of the following in respect to any trust or trust fund created hereunder:

To exercise any power of administration over any Trust created hereunder other than in a fiduciary capacity for the benefit of the beneficiaries hereunder.

ARTICLE VI

RESIGNATION OF TRUSTEE

The Trustee may resign at any time, by delivering or mailing written notice of such resignation to the Grantor. Said resignation shall take effect upon the date specified in such notice, not less than three (3) days after such mail delivery or mailing, and upon the date so specified, all duties of the Trustee so resigning shall cease, except the duty to account and turn over the Trust assets.

ARTICLE VII

VACANCY AND COMPENSATION OF TRUSTEE

A. In case of any vacancy in the office of the Trustee, the Grantors shall appoint as Successor Trustee any person who they, by mutual consent, shall agree to in writing.

B. The Trustee shall not be compensated for his serving as described herein.

ARTICLE VIII

GOVERNING LAW

Any Trust herein created shall be deemed to be a New York Trust and shall be construed, regulated and administered and its validity determined in accordance with the laws of the State of New York.

ARTICLE IX

PARTIES TO THIS AGREEMENT

This Agreement shall extend to and be binding upon the Executors, Administrators, Successors and Assigns of the Grantors and upon the successors of the Trustee.

ARTICLE X

ACCEPTANCE OF TRUST

The Trustee accepts the Trust hereby created, upon the terms and conditions set forth herein, and agrees to perform and observe every obligation and condition herein contained.

IN WITNESS WHEREOF, the parties hereto have executed the instrument in duplicate the date and year first above written.

/S/FLOYD G. CADY, JR Floyd G. Cady, Jr., Grantor

/S/MICHAEL POMPONI Michael Pomponi, Grantor

/S/LAWRENCE CLARK Lawrence Clark, Grantor

/S/DONALD GABEL Donald Gabel, Grantor

/S/STEVEN URBANIK Steven Urbanik, Grantor

/S/MATTHEW R. WRONA Matthew R. Wrona, Grantor

/S/RICHARD B. SULLIVAN, TRUSTEE Richard B. Sullivan, Trustee

TORVEC, INC.

By: /S/JAMES Y. GLEASMAN James Y. Gleasman, Chief Executive Officer

SCHEDULE A

Shares of $.01 par value common stock of Torvec, Inc. as may be paid to the Grantors under each of their consulting fee arrangements from time to time.

Exhibit 10.39

CONSULTANT AGREEMENT

This Agreement is made and entered into as of the 1st day of October, 2005, between Floyd G. Cady, Jr., (the "Consultant"), whose address is 728 John Glenn Blvd., Webster, New York 14580 and Torvec, Inc., (the "Company"), whose address is Powder Mills Office Park, 1169 Pittsford-Victor Rd., Suite 125, Pittsford, New York 14534.

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

III. DUTIES, RESPONSIBILITIES, AND PAYMENT OF THE CONSULTANT

During the term of this Agreement, the Consultant shall provide the Company with such regular and customary security services as is reasonably within the scope of the advisory services contemplated by this Agreement, and shall serve as the chief security officer of the Company. It is understood and acknowledged by the parties that the value of the Consultant's advice is not readily quantifiable, and that the Consultant shall be obligated to render advice upon the request of the Company, in good faith and on a best efforts basis, but shall not be obligated to spend any specific amount of time in so doing.

IV. PAYMENT FOR SERVICES RENDERED

Consultant shall, prior to the first day of each calendar quarter during the term of this Agreement and all renewals thereof, provide the Company with an invoice for his services to be performed during such calendar quarter. Upon its review and approval of each of said invoices, the Company shall pay the full amount of such invoices pro rata on at least a bi-weekly basis. Payment hereunder may be made in cash, Business Consultants Stock, or a combination hereof, in the Company's sole discretion. Consultant shall also be entitled to receive and shall receive $5.00 warrants to purchase 35,000 common shares of the $.01 par value common stock of the Company. Such warrants shall be fully vested and exercisable immediately and shall have a 10 year term.

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

Floyd G. Cady, Jr.

728 John Glenn Blvd.

Webster, New York 14580

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

/S/FLOYD G. CADY, JR. Floyd G. Cady, Jr.

Exhibit 10.40

CONSULTANT AGREEMENT

This Agreement is made and entered into as of the 1st day of October, 2005, between Lawrence W. Clark, (the "Consultant"), whose address is 31 Blue Ridge Trail, Rochester, New York 14624 and Torvec, Inc., (the "Company"), whose address is Powder Mills Office Park, 1169 Pittsford-Victor Rd., Suite 125, Pittsford, New York 14534.

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

IV. PAYMENT FOR SERVICES RENDERED

Consultant shall, prior to the first day of each calendar quarter during the term of this Agreement and all renewals thereof, provide the Company with an invoice for his services to be performed during such calendar quarter. Upon its review and approval of each of said invoices, the Company shall pay the full amount of such invoices pro rata on at least a bi-weekly basis. Payment hereunder may be made in cash, Business Consultants Stock, or a combination hereof, in the Company's sole discretion. Consultant shall also be entitled to receive and shall receive $5.00 warrants to purchase 15,000 common shares of the $.01 par value common stock of the Company. Such warrants shall be fully vested and exercisable immediately and shall have a 10 year term.

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

Lawrence W. Clark

31 Blue Ridge Trail

Rochester, New York 14624

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

/S/LAWRENCE W. CLARK Lawrence W. Clark

Exhibit 10.41

CONSULTANT AGREEMENT

This Agreement is made and entered into as of the 1st day of October, 2005, between Donald W. Gabel, (the "Consultant"), whose address is 49 Denishire Drive, Rochester, New York 14624 and Torvec, Inc., (the "Company"), whose address is Powder Mills Office Park, 1169 Pittsford-Victor Rd., Suite 125, Pittsford, New York 14534.

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

IV. PAYMENT FOR SERVICES RENDERED

Consultant shall, prior to the first day of each calendar quarter during the term of this Agreement and all renewals thereof, provide the Company with an invoice for his services to be performed during such calendar quarter. Upon its review and approval of each of said invoices, the Company shall pay the full amount of such invoices pro rata on at least a bi-weekly basis. Payment hereunder may be made in cash, Business Consultants Stock, or a combination hereof, in the Company's sole discretion. Consultant shall also be entitled to receive and shall receive $5.00 warrants to purchase 60,000 common shares of the $.01 par value common stock of the Company. Such warrants shall be fully vested and exercisable immediately and shall have a 10 year term.

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

Donald W. Gabel

49 Denishire Drive

Rochester, New York 14624

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

/S/DONALD W. GABEL Donald W. Gabel

Exhibit 10.42

CONSULTANT AGREEMENT

This Agreement is made and entered into as of the 1st day of October, 2005, between Michael A. Pomponi, (the "Consultant"), whose address is 123 Browncroft Blvd., Rochester, New York 14609 and Torvec, Inc., (the "Company"), whose address is Powder Mills Office Park, 1169 Pittsford-Victor Rd., Suite 125, Pittsford, New York 14534.

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

IV. PAYMENT FOR SERVICES RENDERED

Consultant shall, prior to the first day of each calendar quarter during the term of this Agreement and all renewals thereof, provide the Company with an invoice for his services to be performed during such calendar quarter. Upon its review and approval of each of said invoices, the Company shall pay the full amount of such invoices pro rata on at least a bi-weekly basis. Payment hereunder may be made in cash, Business Consultants Stock, or a combination hereof, in the Company's sole discretion. Consultant shall also be entitled to receive and shall receive $5.00 warrants to purchase 60,000 common shares of the $.01 par value common stock of the Company. Such warrants shall be fully vested and exercisable immediately and shall have a 10 year term.

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

Michael A. Pomponi

123 Browncroft Blvd

Rochester, New York 14609

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

/S/MICHAEL A. POMPONI Michael A. Pomponi

Exhibit 10.43

CONSULTANT AGREEMENT

This Agreement is made and entered into as of the 1st day of October, 2005, between Steven Urbanik, (the "Consultant"), whose address is 71 Belden Avenue, Sodus, New York 14551 and Torvec, Inc., (the "Company"), whose address is Powder Mills Office Park, 1169 Pittsford-Victor Rd., Suite 125, Pittsford, New York 14534.

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

IV. PAYMENT FOR SERVICES RENDERED

Consultant shall, prior to the first day of each calendar quarter during the term of this Agreement and all renewals thereof, provide the Company with an invoice for his services to be performed during such calendar quarter. Upon its review and approval of each of said invoices, the Company shall pay the full amount of such invoices pro rata on at least a bi-weekly basis. Payment hereunder may be made in cash, Business Consultants Stock, or a combination hereof, in the Company's sole discretion. Consultant shall also be entitled to receive and shall receive $5.00 warrants to purchase 25,000 common shares of the $.01 par value common stock of the Company. Such warrants shall be fully vested and exercisable immediately and shall have a 10 year term.

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

Steven Urbanik

71 Belden Avenue

Sodus, New York 14551

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

/S/STEVEN URBANIK Steven Urbanik

Exhibit 10.44

KIWEE JOHNSON AGREEMENT

AGREEMENT dated as of this 22nd day of September, 2005 by and between Kiwee Johnson, 809 Edgewood Drive, Rochester, New York 14618 ("Johnson") and Torvec, Inc., 1168 Pittsford Victor Road, Building 3, Suite 125, Pittsford, New York 14534 ("Torvec").

WHEREAS, Johnson has rendered significant consulting services with respect to Torvec's ongoing negotiations with various Chinese companies, especially in connection with the visit of Torvec's delegation to Shanghai Automotive; and

WHEREAS, Johnson has also rendered ongoing services in connection with the translation of various documents submitted from and submitted to Shanghai Automotive by Torvec and vice versa; and

WHEREAS, Johnson has rendered such services on an uncompensated basis since April, 2005; and

WHEREAS, Torvec desires to retain such consulting and translation services from Johnson at least until the end of calendar, 2005; and

WHEREAS, the parties mutually agree that Johnson should be compensated for her past services as well as for her future services to be rendered under this Agreement.

NOW THEREFORE, the parties hereby agree as follows:

I. PERFORMANCE OF SERVICES

Johnson shall provide such consulting and translation services with respect to Torvec - Chinese relations, specifically including Torvec's ongoing negotiations with Shanghai Automotive, as Torvec shall request from time to time and at any time during the term of this Agreement;

II. COMPENSATION

a) As compensation for past consultation and translation services rendered by Johnson to Torvec from April, 2005 to September 22, 2005, 4,000 shares of Business Consulting shares, payable to Johnson upon execution of this Agreement;

b) As compensation for consultation and translation services pursuant to and during the term of this Agreement, 2,000 shares of Business Consulting shares payable to Johnson on each of October 22nd, November 22nd and December 22, 2005.

III. CONFIDENTIALITY

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

IV. INDEPENDENT CONTRACTOR AND TERMINATION

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

The Consultant discloses confidential information, as described in Section III above.

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

V. ENTIRE AGREEMENT

This Agreement constitutes the entire Agreement and understanding of the parties hereto, and supersedes any and all previous agreements and understandings, whether oral or written, between the parties with respect to the matters set forth herein.

VI. NOTICES

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

Kiwee Johnson

809 Edgewood Drive

Rochester, New York 14618

VII. BINDING AGREEMENT

This Agreement shall be binding upon and inure to the benefit of each of the parties hereto and their respective successors, legal representatives and assigns.

VIII. COUNTERPARTS

This Agreement may be executed in any number of counterparts, each of which together shall constitute on one and the same original documents.

IX. AMENDMENT, MODIFICATION OR WAIVER

No provision of this Agreement may be amended, modified or waived, except in a writing signed by all of the parties hereto.

X. TRANSFER, SUCCESSORS AND ASSIGNS

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

XI. GOVERNING LAW

This Agreement and all acts and transactions pursuant hereto and the rights and obligations of the parties hereto shall be governed, construed and interpreted in accordance with the laws of the State of New York, without giving effect to principles of conflicts of law.

XII. TITLES AND SUBTITLES

The titles and subtitles used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

XIII. SEVERABILITY

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

XIV. DELAYS OR OMISSIONS

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

/S/KIWEE JOHNSON Kiwee Johnson

Exhibit 10.45

CONFIDENTIALITY, TRANSFER OF INVENTIONS

AND

COVENANT NOT TO COMPETE AGREEMENT

THIS CONFIDENTIALITY, TRANSFER OF INVENTIONS AND COVENANT NOT TO COMPETE AGREEMENT (this "Agreement"), made this 24th day of October, 2005, is entered into by and between TORVEC, Inc., a New York State corporation with its principal place of business at Powder Mills Office Park, 1169 Pittsford-Victor Rd., Suite 125, Pittsford, NY 14534 (the "Company"), and Joseph B. Rizzo, 39 State Street, Suite 700, Rochester, NY 14614, its directors, officers, partners, members, shareholder, owner, titleholder, principal, employees, consultants, representatives, assigns, transferees, donees, agents (hereinafter all referred to as "Consultant").

WHEREAS, the Company desires Joseph B. Rizzo to serve as Consultant, and Joseph B. Rizzo desires to serve as Consultant to the Company.

NOW THEREFORE, in consideration of the mutual covenants and promises contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties agree as follows:

1. A. Except as may be required by his consultation with the Company, Consultant will not at any time or in any manner, directly or indirectly, divulge, disclose or communicate to any person, firm, corporation, organization or entity any Trade Secrets of the Company. Trade Secrets include any and all information relating to or concerning the Company's inventions, any and all patents covering the same, and any and all improvements thereon, and any and all know-how related thereto. Trade Secrets also include information concerning matters affecting or relating to the products, pricing, marketing and sales strategies, servicing of products, processes, formulas, inventions, discoveries, devices, finances or business of the Company, its customers, its strategic partners, its potential strategic partners, or any person with whom the Company is negotiating or in the past has negotiated, including the existence of the negotiations themselves or the fact that negotiations are commencing, ongoing, or have terminated. Consultant will at all times hold inviolate and keep secret all knowledge or information and Trade Secrets acquired by him concerning the names and the identity of any person or entity with whom the Company currently is conducting business, has conducted business, or may conduct business in the future, including all such persons or entities, addresses, the prices the Company obtains or has obtained from them for its goods or services, all knowledge or information acquired by him concerning the products, formulas, processes, marketing and sales methodology and training and all other trade secrets of Company's customers. In addition, Consultant shall make no disclosure, directly or indirectly, of any financial information, contractual relationships, policies, past or contemplated future actions or policies of the Company, personnel matters, marketing or sales strategies or data, pricing information, technical data or specifications and written or oral communications of any sort of the Company or any of its customers which have not previously been disclosed to the general public. Upon any termination of this Agreement or Consultant's employment, Consultant or his representatives shall immediately deliver to the Company all notes, notebooks, letters, papers, drawings, memos, communications, blueprints or other writings or data relating to the business of the Company or its customers.

B. Because Consultant shall acquire by reason of his employment and association with the Company an extensive knowledge of the Company's Trade Secrets, customers, procedures, and other confidential information, the parties hereto recognize that in the event of a breach or threat of breach by Consultant of the terms and provisions contained in this Paragraph 1, compensation alone to the Company would not be an adequate remedy for a breach of those terms and provisions. Therefore, it is agreed that in the event of a breach or threat of a breach of the provisions of this Paragraph 1 by Consultant, the Company shall be entitled to an immediate injunction from any court of competent jurisdiction restraining Consultant from committing or continuing to commit a breach of such provisions without the showing or proving of actual damages. Any preliminary injunction or restraining order shall continue in full force and effect until any and all disputes between the parties regarding this Agreement have been finally resolved on the merits by settlement or by a court of law. Consultant hereby waives any right he may have to require the Company to post a bond or other security with respect to obtaining or continuing any such injunction or temporary restraining order and, further, hereby releases Company, its officers, directors, consultants and agents from and waives any claim for damages against them which he might have with respect to Company's obtaining in good faith any injunction or restraining order pursuant to this Agreement. Consultant agrees that any action for injunction brought pursuant to this Paragraph 1 may be brought in the New York State Supreme Court in the County of Monroe and hereby submits to the jurisdiction of that court and waives any objection as to venue.

C. The provisions of this Paragraph 1 shall survive the termination of this Agreement and bind the Consultant for a period of 2 years after his termination of employment.

2. Non-compete.

Consultant acknowledges that his promised services hereunder are of special, unique, unusual and extraordinary character which gives them peculiar value, the loss of which cannot adequately be compensated in damages in an action at law, and Consultant further acknowledges that in his capacity hereunder he will be making use of, acquiring and adding to confidential information of special and unique value relating to the affairs of the Company, its subsidiaries and affiliates, including but not limited to its financial affairs, new products, marketing plans, and costs of providing its products. In addition to and not in limitation of any other restrictive covenants which may be binding upon Consultant, Consultant agrees that he will not (except for the benefit of or with the written consent of the Company, its successors or assigns) during the term of this Agreement and for a period of 2 years thereafter, in any area in which duties have at any time been assigned to him by the Company, hereunder engage (as an individual or as a stockholder, partner, member, agent, employee or representative of any person, firm, corporation, limited liability company or partnership, or association), or have any interest, direct or indirect, in any entity developing or producing products or related business in competition with the business of the .Company; provided that this paragraph shall not prevent the Consultant from acquiring and holding shares of stock of the Company and not to exceed 2% percent of the outstanding shares of stock of any other corporation which engages in a related business if such shares are available to the general public on a national securities exchange or NASDAQ.

3. Miscellaneous.

3.1 Notices.

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

if to the Company, to:

TORVEC, Inc.

Powder Mills Office Park

1169 Pittsford-Victor Rd., Suite 125

Pittsford, NY 14534

Attention: James Y. Gleasman

Telephone: 585/248-0740

Facsimile: 585/248-0743

with a copy to:

Chamberlain D'Amanda Oppenheimer & Greenfield, LLP

1600 Crossroads Buildings, Two State Street Rochester, NY 14614-1397

Attention: Richard B. Sullivan

Telephone: 585/232-3730

Facsimile: 585/232-3882

if to Consultant, to:

Joseph B. Rizzo

39 State Street

Suite 700

Rochester, NY 14614

Telephone: (585) 454-7145

Facsimile: (585) 454-2102

with a copy to:

Attention:

Telephone:

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

3.2 Pronouns.

Whenever the context may require, any pronouns used in this Agreement shall include the corresponding masculine, feminine or neuter forms, and the singular forms of nouns and pronouns shall include the plural, and vice versa.

3.3 Entire Agreement.

This Agreement constitutes the entire agreement between the parties and supersedes all prior agreements and understandings, whether written or oral, relating to the subject matter of this Agreement. The parties acknowledge that there have been no oral or other agreements of any kind whatsoever as a condition precedent or inducement to the signing of this Agreement.

3.4 Amendment.

This Agreement may not be amended, nor shall any waiver, change, modification, consent or discharge be effected, except by an instrument in writing executed by or on behalf of the party against whom enforcement of any waiver, change, modification, consent or discharge is sought.

3.5 Governing Law.

This Agreement shall be governed by and construed in accordance with the laws of the New York State including the choice of law provisions of New York State. Any action for an injunction under or relating to Paragraph 1 of this Agreement shall be commenced only in a court of the New York State (or, if appropriate, a federal court located within New York State).

3.6 Successors and Assigns.

This Agreement shall be binding upon and inure to the benefit of both parties and their respective successors and assigns, including any corporation with which or into which the Company may be merged or which may succeed to its assets or business; provided, however, that the obligations of Consultant are personal and shall not be assigned by him.

3.7 Practices Inconsistent with this Agreement.

No provision of this Agreement shall be modified or construed by any practice or policy that is inconsistent with such provision, and failure by either the Consultant or the Company to comply with any provision, shall not affect the rights of either to thereafter comply or require the other to comply.

3.8 Waivers.

No delay or omission by the Company in exercising any right under this Agreement shall operate as a waiver of that or any other right. A waiver or consent given by the Company on any one occasion shall be effective only in that instance and shall not be construed as a bar or waiver of any right on any other occasions.

3.9 Captions.

The captions of the sections of this Agreement are for .convenience of reference only and in no way define, limit or affect the scope or substance of any section of this Agreement.

3.10 Section Headings.

The headings contained in this Agreement are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

3.11 Counterparts.

This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, and in pleading or proving any provision of this Agreement, it shall not be necessary to produce more than one of such counterparts.

3.12 Severability.

In case any provision of this Agreement shall be invalid, illegal or otherwise unenforceable, the validity, legality and enforceability of the remaining provisions shall in no way be affected or impaired thereby.

CONSULTANT ACKNOWLEDGES THAT HE HAS CAREFULLY READ THIS AGREEMENT AND UNDERSTANDS AND AGREES TO ALL OF THE PROVISIONS IN THIS AGREEMENT.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year set forth above.

TORVEC, INC. By: /S/JAMES Y. GLEASMAN James Y. Gleasman Title: Chief Executive Officer

CONSULTANT:

/S/JOSEPH B. RIZZO Joseph B. Rizzo

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 14, 2005	/S/JAMES Y. GLEASMAN James Y. Gleasman, Chief Executive Officer and Interim Chief Financial Officer

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

/S.JAMES Y. GLEASMAN
James Y. Gleasman, Chief Executive Officer

and Interim Chief Financial Officer

November 14, 2005

Issuer Statement

A signed original of this written statement required by Section 906 has been provided to Torvec, Inc. and will be retained by Torvec, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.1

CONFIDENTIAL

August 19, 2005

The Executive Committee

of the Board of Directors

Torvec, Inc.

Powder Mills Office Park

1169 Pittsford-Victor Road, Suite 125

Pittsford, NY 14534

Gentlemen:

On July 8, 2005 at a regularly scheduled meeting of Torvec's Board of Directors, at which a quorum was present throughout, the Board unanimously established an Executive Committee composed of: Daniel R. Bickel, Herbert H. Dobbs, James A. Gleasman, Keith E. Gleasman and Gary A. Siconolfi. These Directors represent at all times, a majority of Torvec's Board.

According to the same Minutes, David M. Carlisle had been given notice of the meeting by the Chairman of the Board (Read D. McNamara) and had indicated to the Chairman that he could not attend the meeting in person. However, he would be available to attend the meeting via telephonic conference. The Minutes record that attempts were made to reach Mr. Carlisle in accordance with usual practice. However, prior to the call of the meeting to order by the Chairman, the Chairman and Philip A. Fain, a Director, intentionally withdrew from the meeting, carrying with them the calling code(s) necessary for members of the Board to reach Mr. Carlisle. Accordingly, any further attempt to Mr. Carlisle would have been futile.

According to the Minutes of the July 8th meeting, the remaining members of the Board including Torvec's President, Keith E. Gleasman, specifically asked Mr. Siconolfi to call the meeting to order. Mr. Siconolfi did so. The Board then discussed and after motions duly made and seconded, unanimously voted for a series of resolutions which are attached to this letter.

In his letter of July 22, 2005, Mr. Robert E. Brown of the law firm of Boylan, Brown, Code, Vigdor and Wilson, LLP states that the meeting of the Board of Directors of Torvec held on July 8th was invalid and all actions taken by those present were null and void and of no effect because:

o	the meeting was improperly called;
o	the meeting was improperly noticed;
o	the meeting was improperly conducted.

He states in the same letter that the resolutions of July 8, 2005 of the Board that establishes an Executive Committee of the Board is invalid and that such Committee is not properly in existence because:

o

the meeting was improperly called, noticed and conducted and further that the resolution violates the mandate of the bylaws of Torvec that the business of the Corporation shall be managed by its Board of Directors.

o	the resolution violates the provisions of the New York Business Corporation Law requiring that an Executive Committee serve at the pleasure of the Board.

It is our understanding that the July 8, 2005 meeting of the Board of Directors of Torvec was a regularly scheduled meeting of the Board (although the meeting date of July 8th had been moved from its original June 29th date). Proper notice of such meeting had been given to all Directors by the Chairman, Mr. McNamara, who had, in fact, called the meeting. All invited Directors were present at the commencement of the meeting, except for Mr. Carlisle due to the circumstances described above. Seven members of the then Board's nine members were present in person and no member protested lack of notice as to him. Further, Philip A. Fain had prepared and discussed with corporate counsel prior to the meeting a report he intended to present to the Board at the meeting in his capacity as Chief Executive Officer.

The duly adopted Bylaws of Torvec provide, in part:

12. NOTICE OF MEETINGS OF THE BOARD: ADJOURNMENT

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

The July 8th Meeting was properly called and noticed.

It is our opinion that the Board Meeting of July 8, 2005 was properly called and noticed.

The clear language of Article III, Section 12 of Torvec's Bylaws states that a regular Board Meeting requires no notice. However, even if it were argued that the July 8th meeting constituted a special meeting, Article III, Section 12 of the Bylaws was complied with since the Chairman himself had called the meeting and had provided ample notice of the meeting (possibly in excess of ten days) to the Directors. Moreover, a quorum of Directors as required under Article III, Section 7 was present, namely seven Directors of a nine member Board who did not object or protest at the commencement of the meeting any lack of notice as to them.

The July 8th Meeting was properly conducted.

It is our opinion that the July 8th meeting was properly conducted in accordance with Torvec's Bylaws.

Article III, Section 13 of Torvec's Bylaws makes clear that ordinarily, the Chairman is to preside at all meeting of the Board. The same Bylaw provision further provides, however, that, in the absence of the Chairman and the Chief Executive Officer, the President shall preside. Mr. Keith E. Gleasman, Torvec's President, was present during the entire meeting on July 8th and specifically asked Gary Siconolfi to preside at such meeting in his stead. There is nothing in Torvec's Bylaws to prevent the President from so delegating his authority to preside at the meeting and thus the meeting was properly conducted.

The Executive Committee was properly created and the delegation of its authority was in accordance with law.

It is our opinion that the Executive Committee of the Board of Directors was properly created and the authority granted to it by the Board was in accordance with applicable provisions of Torvec's Bylaws and the New York Business Corporation Law.

Article III, Section 14 of Torvec's Bylaws states that the Board of Directors may create an Executive Committee.

Section 712(a) of the New York Business Corporation Law states, in pertinent part, that "the Board, by resolution adopted by a majority of the entire Board, may designate from among its members an Executive Committee . . . which . . ., to the extent provided in the resolution . . . shall have all the authority of the Board." Under the same section, certain powers may not be delegated to the Executive Committee and the resolution adopted by the Board on July 8th specifically sets forth those powers. Inasmuch as the July 8th meeting was duly called and inasmuch as it was duly conducted, there was no legal impediment to the Board taking up at such meeting the question of whether by resolution, the Board may delegate its authority to manage the Corporation to an Executive Committee in accordance with Section 712(a). It is clear that the resolution creating the Executive Committee and delegating powers to it was adopted by a majority of the entire Board, namely five members of an entire Board of nine members.

While Section 712(c) of the Business Corporation Law does provide that such Executive Committee shall serve at the pleasure of the Board and while certain aspects of the resolution adopted by the Board at its meeting held on July 8th creating the Executive Committee may be overbroad (e.g. the cancellation of then scheduled regular Board meetings and the appointment of the Committee members to serve until their death, resignation or removal by a majority vote of the entire Board with cause), it is our view that these defects in the language of the resolutions are not fatal to either the legitimate creation of the Executive Committee nor to its authority as set forth in the resolution. It is our understanding that the cancellation of Board meetings is temporary and that it is the intent of the Executive Committee to resume regular meetings as soon as possible. In fact, as noted below, a meeting of the Board has already been called. Further, to the extent such resolution can be construed as overly broad, the Executive Committee has indicated that the resolution will be modified so as to comport with applicable law.

Our conclusion with respect to the establishment of the Executive Committee and its authority is further buttressed by the salient fact that at all times the Executive Committee has constituted a majority of the entire Board of Directors of Torvec. Further, it should also be noted that the Committee is composed of a majority of Torvec's independent Directors (75% of the current number of independent Directors serving on Torvec's Board).

Our conclusion therefore is supported by the fact that at any time and from time to time, members of the Executive Committee have the authority as Directors to request that a special meeting of the Board of Directors be held in order to confirm and ratify the creation of the Executive Committee as well the authority delegated to it and that given the current membership of the Committee and the votes which are possessed by the members thereof, upon the happening of such Board Meeting, both the creation and the authority granted to the Committee would be ratified.

With respect to this latter point we understand that a Special Meeting of the Board of Directors of Torvec has been duly called to specifically address, among other items, the ratification and confirmation of all actions undertaken by the Executive Committee since its creation on July 8, 2005.

Impact of "CXO Management Solution"

In his July 22nd letter, Mr. Brown also states that the holding of the July 8th meeting conflicts with "other outstanding actions and directives authorized by a unanimous Board".

Undoubtedly Mr. Brown is referring to certain aspects of a document entitled the "CXO Management Solution" which was approved by Torvec's Board of Directors on March 1, 2005.

As approved by the Board, certain language of the CXO Management Solution document appears to impact upon aspects dealing with the calling, notice requirements and conduct of Board meetings. It is our opinion that to the extent such language attempts could be construed as attempting to alter or modify provisions of Torvec's Bylaws, such language is void and has no legal effect since as required by Torvec's Bylaws, Article 12, no notice was given in advance of the meeting of the Bylaw change and no copy of such purported Amendment to the Bylaws was provided to the Directors in advance of the meeting. Moreover, a majority of the Directors did not intend in any manner whatsoever that any aspect of the CXO Management Solution be a modification or an Amendment to the Company's Bylaws.

This letter and the opinions set forth herein are expressly conditioned upon the facts and circumstances set forth in this letter and any material change in such facts and circumstances could very well cause us to alter our opinions as herein set forth. We would ask therefore that you advise us whether any of the factual statements or our understandings of such factual statements as expressed in this letter be communicated to us so that we may address whether such modifications or alterations would cause us to render a different opinion.

If you have any questions with respect to this letter, please do not hesitate to call Richard B. Sullivan, rbs@cdlawyers.com, (585) 232-3730 ext. 235.

Very truly yours,

Chamberlain D'Amanda

Oppenheimer & Greenfield, LLP