Form 10KSB
period 2005-12-31
TORVEC INC
filed 2006-04-19
CIK 1063197

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number           000-24455
          TORVEC, INC.
(Name of Small Business Issuer in its charter)

NEW YORK	16-1509512

(State or other jurisdiction of incorporation or organization)	I R S Employer Identification No.

1169 Pittsford-Victor Road
Building 3, Suite 125	14534
Pittsford, New York	(Zip Code)

(Address of principal executive offices)
Issuer’s Telephone Number, including Area Code: (585) 248-0740
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Exchange Act
$.01 par value common voting stock
(Title of class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year. $0.00
     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12(b)-2 of the Exchange Act). $31,252,776
     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.
     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,118,456
DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).
Transitional Small Business Disclosure Form (Check one):
     Yes ☐ No ☑

PART I
THE COMPANY
Item 1. DESCRIPTION OF BUSINESS.
(a) History and Development of Our Inventions
     Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the company acquired numerous patents, inventions and know-how developed for more than fifty years by Vernon E. Gleasman and his sons, James and Keith Gleasman. Upon its incorporation, the company commenced the development of its full terrain vehicle (“FTV™”) — the merger of the speed and handling of a truck with the full terrain capability of a tracked vehicle. Through the ongoing creation, development and improvement of its FTV, the company developed the following inventions relating to six distinct fields of automotive and related technology, each of which having individual commercial potential:
(i)	Iso-torque™ differential (next generation of Torsen ® differential — see “Torsen” on Google websearcher);

(ii)	three infinitely variable transmissions for diesel and gasoline engines;

(iii)	steering drive and suspension system for tracked vehicles;

(iv)	high speed, steel-reinforced rubber tracks;

(v)	hydraulic pump and motor;

(vi)	spherical gearing constant velocity mechanism;
     As a family, the Gleasmans manufactured, operated and sold their own innovative products for the thirty years prior to the company’s incorporation. The Gleasmans’ knowledge of the automotive industry and its trends was the basis of the invention of the company’s FTV. The Gleasmans’ creativity, experience and expertise have been recognized worldwide — in particular, Vernon E. Gleasman was the recipient of the Society of Automotive Engineers’ 1983 Schwitzer Award for the most innovative new product at the Indianapolis 500 and the 2001 Distinguished Inventor of the Year Award granted by the Rochester Intellectual Property Law Association. In addition Vernon Gleasman was nominated for the Lemelson-MIT prize, one of, if not the, most prestigious engineering awards in the world. For further information on this prize please see www.lemelson.org. After a long and productive life, Vernon Gleasman passed away on November 19, 2004 at age 92.
     To this date there is no worldwide, patented tracked vehicle with the high speed (highway driving speeds) and handling characteristics of the company’s FTV. To facilitate the development of the FTV the company had to resolve numerous engineering hurdles and the company’s success in so resolving these engineering problems led to the inventions described above. The first generation FTV prototype was completed in February, 1999 and was initially showcased to the public in early spring, 1999. We have continued to improve the FTV since its introduction in the spring of 1999.
     The company intends to incorporate all of the above-referenced inventions into its FTV and commercialize the FTV as a stand alone vehicle. However, each of the company’s inventions can be commercialized on an individual basis and the company intends to sell, license and/or jointly commercialize each of its inventions separately in order to generate monies necessary to fully develop and commercialize the company’s FTV.

     The company and its wholly-owned subsidiaries rely on the full-time services of James and Keith Gleasman as well as a staff of five highly qualified engineering consultants. An additional four consultants provide services to the company’s majority-owned subsidiary, Ice Surface Development, Inc. The company also retains an in-house general counsel and a chief of internal security.
(b) Our Automotive Properties
     The following is an overview of our automotive technologies:
Torvec’s FTV™
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
     The company’s FTV prototype is a new type of vehicle which management believes combines the high speed capabilities of trucks and cars with the high traction capabilities of tracked vehicles. The FTV incorporates two company inventions – the steering drive and suspension system for tracked vehicles and high speed steel-reinforced rubber tracks. The company has tested the FTV prototype over the past 5 years. It has and continues to demonstrate the FTV in person to representatives of many governmental entities and private sector automotive companies as well as to many Tier I and Tier II automotive and truck componentry suppliers who are potential joint venture suppliers of the company’s FTV. The company’s overall strategy with respect to its FTV is to realize the capital necessary to launch the FTV through the sale or license of one or more of the company’s other patented technologies.
     Based upon these tests, demonstrations and the reaction of industry representatives, the company believes it has shown that the FTV is relatively easy to drive and steers as easily as a car and that it has shown that this tracked vehicle can traverse almost any terrain, with highway driving speeds being attainable on pavement and other relatively flat surfaces. The company also believes that it has shown that the FTV is also environmentally sensitive since its low ground pressure, less than 2 pounds per square inch, does not damage paved road surfaces or leave ruts or cause potholes on unpaved surfaces. The FTV is able to perform as it does because of its unique steering mechanism, which is protected by several U.S., European and Japanese patents. This steer-drive mechanism can best be described in engineering terms as a hydro-mechanical steering mechanism. The “mechanical” portion is manufactured from conventional, high volume gearing, while the “hydro” portion is our patented hydraulic pump and motor. Conventional hydraulic pumps and motors are large, noisy and inefficient at low revolutions per minute. The company believes its patented hydraulic pump and motor has solved these problems.
     It should be noted that unlike the United States, the vast majority of third world country roads are unpaved. The FTV is a highly desirable vehicle in these countries given their poor road conditions and weather extremes. The market is significant — 4,000,000 four wheel drive vehicles and light trucks are sold in the Asian, African, Central and South American markets annually (Automotive News, March 2003).
Torvec’s ISO-Torque™ Differential
     In 1951, Vernon E. Gleasman invented the dual-drive differential (the Torsen ®). For the next thirty years, Vernon Gleasman and his sons manufactured and marketed this differential for the military, for incorporation in high performance cars, off road cars and 4x4 trucks. In 1982 the Gleasmans sold the Torsen differential to Gleason Corporation (for further information on the Torsen, explore “Torsen” on the Google websearcher).
     The company’s ISO-Torque differential is a dramatically less expensive, more efficient and lighter improvement on the Torsen. The Torsen is standard equipment on many major automobiles including Lexus, Toyota, Audi, Land Rover, GM vehicles and others. The major hurdle to the Torsen’s utilization in a larger percentage of cars and trucks is price and weight. The company believes that the ISO-Torque differential eliminates these barriers.

Torvec’s Infinitely Variable Transmission — Hydraulic Pump/Motor
     The company has developed three infinitely variable transmissions for diesel and gasoline engines, namely, the hydromechanical transmission configured for the Dodge Ram diesel (2003), the all-hydraulic transmission configured for gasoline engines (2004) and the modular, hydromechanical transmission configured for both gasoline and diesel engines (2005). Each transmission provides an uninterrupted drive through an infinite number of speed ratios, allowing ideal torque flow to propel the vehicle while permitting the engine to run at optimum efficiency. The company believes that the next generation of diesel engines with state-of-the-art electronics will allow interfacing and provide the necessary mechanisms to adequately control the infinitely variable transmission. Industry data has shown that the use of continuously variable and infinitely variable transmissions improves the fuel efficiency of all engines (gas/diesel), thus leading to reduced pollution. The company believes that its infinitely variable transmission will permit automotive diesel/gasoline engines to operate at ideal combustion rates which will reduce pollution and provide improved fuel economy under normal operations.
     In addition to having the potential of reducing diesel particulates and NOx, the company’s transmissions are less complicated and have approximately 1/3 fewer parts when compared to a conventional four or five speed automatic transmission, making it smaller in size and lighter in weight. The company’s transmissions, which the company believes will be simpler and less expensive to manufacture than existing transmissions, should provide the automotive industry with a higher performing product at a lower cost.
     In December, 1999, the company finished an extensive CAD/CAM evaluation of its first infinitely variable transmission. The evaluation included finite element analysis, fluid dynamics analysis and material compatibility analysis for “real world conditions” under temperatures ranging from minus 20 degrees Fahrenheit to 120 degrees.
     During the summer and fall of 2003, the company took the next steps toward the development of its infinitely variable transmissions. The company installed its hydromechanical transmission configured for a 2003 Dodge Ram 3/4 ton 4x4 quad pick-up truck, with an electronically controlled 2004 emissions compliant Cummins turbo-diesel engine. This engine is 5.9 liters in displacement, 250 bhp at 2900 rpm and has 460 lb-ft of torque at 1400 rpm. We chose this engine size because it represents a huge market — SUVs, light trucks, delivery trucks, school buses, airport shuttle buses and class 3 to 5 trucks.
     The company next engaged the independent engineering firm of Viewpoint Systems, Inc. (a “Select Integrator” of National Instruments) to conduct a series of fuel-efficiency tests on the transmission. These independent tests confirmed that the company’s 3/4-ton 4x4 Dodge Ram truck, utilizing the company’s infinitely variable transmission with a diesel engine, generated a 96% improvement in fuel mileage over that obtained by a gasoline-powered, 4-speed automatic 4x4 truck of comparable weight and horsepower to the most popular SUVs. The tests also confirmed that Torvec’s 3/4 ton diesel truck —
—generated a 38.5% improvement in fuel efficiency over a same-model Dodge 4x4 diesel truck with a 4-speed automatic; and
—generated a 28.5% improvement in fuel efficiency over a same model Dodge 4x4 diesel truck with a manual transmission.
     In addition to demonstrating that our hydromechanical transmission achieved superior fuel economy, the tests also confirmed that two other objectives, long sought by the automotive industry, were achieved:
—the elimination of “vehicle creep”, a characteristic of an automatic transmission vehicle at rest without application of the brake;
—interchangeability, i.e. Torvec’s hydromechanical transmission fit in the same space as an existing automatic transmission, thus, eliminating the need for major costly design changes to car and truck frames.

     In April, 2004, we tested our hydraulic pump at the U.S. Environmental Protection Agency’s national laboratory in Ann Arbor, Michigan in order to determine its efficiency and to answer the question whether the hydromechanical transmission which had been configured for the diesel Dodge Ram in 2003 could be adapted to a gasoline engine. This determination was necessary because diesel engines operate at low rpm and generate high torque, in contrast to gasoline engines that operate at high rpm and generate little torque and low fuel efficiencies at low rpm.
     The question of suitability of our transmission for a gasoline engine lay primarily in the mechanical and volumetric efficiencies of our hydraulic pump and motor. We therefore installed our pump and motor as a stand alone transmission in a Tahoe and conducted a series of exhaustive tests, facilitated by our acquisition of a state-of-the-art dynamometer. Our tests were designed to demonstrate our transmission’s compatibility with a gasoline engine, its operating efficiencies, its durability and the fuel economy obtainable with the unit.
     During this period, we made a number of improvements to the transmission, including a major design improvement to our motor, enabling it to operate over an infinite range of ratios ( a design feature previously limited to our pump ).
     We compared our all-hydraulic transmission to the Tahoe’s automatic transmission in side-by-side tests under simulated city driving scenarios, such as those found in New York City, Chicago, Los Angeles, Rio de Janeiro and Beijing. We then ran a series of side-by-side comparisons utilizing the then EPA-sanctioned New York City cycle test. Over the course of all of these tests, the all-hydraulic transmission achieved an average 4.33% improvement in fuel efficiency over the Tahoe automatic.
     Having demonstrated the efficiencies of our hydromechanical transmission in the Dodge Ram diesel and the efficiencies of our all-hydraulic transmission in the Tahoe, we configured the two as a new, modular, hydromechancial infinitely variable transmission and in the third quarter of 2005, installed this unit in the Tahoe. We then proceeded to run this transmission under a “full load” (full vehicle weight, 5575 lbs., load resistance on our Mustang dynamometer) to both break it in and determine its mechanical capabilities. At the same time, we fine-tuned the computer software program we are using to control the transmission’s operation to enable us to accelerate, decelerate and break the vehicle and to perform the “steady state” tests requested of us by auto manufacturers.
Spherical Gearing Constant Velocity Mechanism
     The company’s constant velocity mechanism features a new form of gearing — spherical gearing - which is based upon the geometry of spheres rather than conventional gear geometry of cylinders and cones. The company has developed this spherical gearing to replace constant velocity joints used, among other vehicles, in all front wheel drive vehicles. The company’s constant velocity joint is a departure from known designs and its efficiency and weight savings may provide significant competitive advantages in the annual constant velocity joint market of over 200,000,000 per year. The spherical gearing constant velocity mechanism has been prototyped in steel and constituted the basis for the Rochester Intellectual Property Law Association awarding Vernon Gleasman its Distinguished Inventor of the Year Award in 2001.
     The company’s spherical gears have been used to form a geared ball and socket coupling in which driving tooth contact is maintained continuously while at the same time permitting the coupling to be flexed up to 52 degrees. The potential versatility of the company’s spherical gears may open the door to many yet unknown solutions and products yet to be discovered.
     The company’s constant velocity joint delivers torque through a varying angle. For example, it moves through a drive shaft to the wheels of a front wheel drive car as it is steered. The patented breakthrough in the company’s constant velocity joint, management believes, is the unique use of spherical geometry to deliver torque over a greater range of motion and more evenly, with fewer parts, less weight and lower cost than the competition.
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

(c) Our Ice Technology
     On November 29, 2000, the company acquired Ice Surface Development, Inc. (“ISDI”), from UTEK Corporation, 202 South Wheeler Street, Plant City, Florida 33566. As a result of the merger, the company acquired a 20-year, exclusive worldwide license granted by the Trustees of Dartmouth College for land-based motorized applications to a novel ice adhesion modification system developed by Professor Victor F. Petrenko at Dartmouth’s Thayer School of Engineering. Our subsidiary, ISDI, is in the process of developing Dr. Petrenko’s theoretical constructs into practical, demonstrable ice technology — see our web site www.torvec.com and the web site of our subsidiary ISDI-www.icesurfacedev.com.
The Ice technology as being developed by ISDI may allow for the rapid deicing of vehicle services utilizing three variations for deicing and corresponding process technologies:
(i)	direct current method — through electrolysis, creates a pressurized gas that breaks up and ejects ice, which is ideal for initial ice removal;

(ii)	alternating current (high frequency) method — melts interfacial ice with minimal heat exchange to the surrounding environment thereby reducing power requirements — this method is capable of continuously maintaining ice-free surfaces;

(iii)	pulse method-creates a short-term water barrier that enables ice to be easily removed. This method works well for initial removal and is relatively simple to produce.
     Aside from being designed to repel ice on glass and other surfaces, our ice technology may also increase the traction of rubber on ice. New ice traction systems based upon this technology could give vehicles, including the FTV, as much traction on ice as if they were driving on dry pavement. Vehicles could one day be equipped with “smart” tracks that grab ice.
     The company acquired ISDI from UTEK to integrate the Dartmouth de-icing technology into its FTVTM as well as to sub-license the technology for a wide-assortment of land-based motorized vehicle applications (e.g. cars, trucks, trains and trailers), including their components (e.g. windshields).
(d) Current Status of Product Development
     See Management’s Discussion and Analysis or Plan of Operation, page 23.
(e) Competition and Market Acceptance
     The company believes that its automotive technology is superior to similar products manufactured in the worldwide automotive industry and in some instances represents a true paradigm shift with respect to presently known technology. However, the company has been to date and remains a development stage company, meaning that it has not generated any revenues from operations. It has taken the company time to bring its inventions to the demonstrable, preproduction prototype stage due both to cash-flow restraints existing from time to time and the increasing demand on the part of the industry for preproduction, almost production ready, flawlessly operable prototypes. While the company believes it is much further advanced in the commercialization process than it ever has been, it can not predict when one or more strategic partners will engage in a transaction with the company.
     The company’s immediate future development is dependent upon its ability to successfully interest one or more strategic partners (either an automotive OEM and/or first tier supplier) in acquiring one or all of the company’s technologies to fund the company’s manufacture and marketing of its FTV™. It is also secondarily dependent upon acceptance of the FTV vehicle especially in the Asian, African, South and Central American markets.

     With respect to these foreign markets, the infrastructure of most of Asia, Africa, South and Central America is very similar to the U.S. in the early 1900’s. At that time U.S. demographics were as follows: eighty percent of the population lived in rural areas, income was low and transportation was limited to walking, bicycles, push carts and animal pulled vehicles. Roads, when they existed, were dirt and at time impassable due to terrain or inclement weather. Even with the advent of automobiles, commerce remained inhibited because paved roads were only found in the cities. Similarly, the wheeled vehicles of many developing countries today can only traverse rural dirt roads during certain seasons of the year. When roads are in rough condition (e.g., muddy, blocked by snow or ice, etc.), there is little difference in travel time between an animal drawn cart, a man on foot or bicycle, or a wheeled car. If they are able to travel at all, even four-wheel drive vehicles are usually limited to 4-5 mph under these conditions. The idealized vehicle would be a vehicle that could travel at higher speeds, regardless of the terrain, significantly shortening the travel time between rural areas and primary marketplaces in the city. A tracked vehicle, in effect, “brings its own road with it”.
     The company’s ability to generate revenue and become profitable, therefore, is dependent upon the automotive industry’s acceptance of its products, namely the Iso-Torque differential, infinitely-variable transmissions, the hydraulic pump and motor, the constant velocity joint and spherical gearing. The company’s ultimate growth and future financial performance will depend upon demonstrating the advantages of such products over existing technologies to an automotive industry which has committed substantial resources to product systems utilizing old technology as well as to new product systems (e.g. hybrids) which the industry believes may fulfill the short and long term needs of the industry and the oil crisis facing the country. In addition, despite management’s belief that its products are superior, the company will have to overcome the “not invented here” attitude that permeates the industry.
     In addition, once the company has engaged in one or more transactions with a strategic partner and is ready to launch its FTV in the marketplace, it will be competing against companies that may have significantly greater financial, marketing and operational resources than the company.
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
     On March 1, 2005 the company entered into a 12 month lease with a shareholder pursuant to which the company rents a 3,131 square foot facility consisting of a 308 square foot office, and a 231 square foot conference room and a 2,592 square foot shop and manufacturing facility. The company is furnished with the services of three engineers and two machine operators at the facility. The company is obligated to pay 10,000 shares of its common stock on a monthly basis for the facility and services. This lease terminates by its terms on February 28, 2006 and the company has elected not to renew the lease since the facilities and personnel will not be required during the balance of fiscal 2006.

Item 3. LEGAL PROCEEDINGS.
     On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that Court’s determination that the company’s agreement with CXO of Delaware, LLC dated April 12, 2005 is null and void and unenforceable as against the company, its officers and directors.
     Management’s position is that the purported April 12, 2005 agreement was never formally presented to the company’s board of directors nor was it formally approved by the company’s board. Since board approval for such an agreement is required, the April 12, 2005 agreement is null and void. In addition, Keith E. Gleasman, the company’s president, asserts that he did not knowingly execute the purported April 12, 2005 agreement on behalf of the company.
     Management’s view is that the purported April 12, 2005 agreement is unconscionable since its enforceability would result in the company, and hence its shareholders, paying potentially enormous sums to persons who failed to live up to their promises and whose substantive contribution to the company’s financial success has been negligible at best.
     On November 8, 2005 the defendants answered the company’s complaint by asserting that the purported April 12, 2005 agreement is valid and enforceable, that the company’s alleged failure to honor the agreement has damaged defendants in amounts to be determined and seeking indemnification under the purported April 12, 2005 agreement for their expenses.
     On February 1, 2006, the company moved for an order granting summary judgment in favor of the company and for such other and further relief as the Court deems just and proper. The company’s motion is based upon its contention that specific provisions of the purported April 12, 2005 agreement are illegal and void as a matter of law and that since the illegal provisions are central to the purported agreement’s main purpose, such provisions in the absence of a “severability” provision, vitiates the entire document. The provisions in question require that James and Keith Gleasman, as directors and majority shareholders of the company, vote their shares to perpetuate the positions of members of CXO as directors and officers of the company. Other provisions require Messrs. Gleasman to indemnify members of CXO from liability for their conduct.
     As written, these provisions would totally insulate members of CXO and perpetuate their positions regardless of any misfeasance, malfeasance, illegality and/or violation of securities laws.
     The company’s motion is also based upon its view that the enforcement of the purported agreement would result in unjust enrichment. The members of CXO have not performed services for the company since July, 2005 and no longer serve the company as officers or directors, or in any other capacities. The enforcement of the purported agreement would only compel the company and its shareholders to pay CXO for nonperformance.
     Even if the purported agreement with CXO were to be upheld, the company has provided formal notice to CXO that the agreement, in accordance with its terms, terminates as of June 30, 2006.
     There is no other litigation involving the company. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     There were no matters submitted to the company’s shareholders during the fourth quarter of the company’s fiscal year ended December 31, 2005.
Subsequent Event
     The annual meeting of the company’s shareholders was held on January 26, 2006 At the meeting, at which a quorum of the requisite number of shares under the company’s bylaws for the conduct of business was present either in person or by proxy, the following items were voted on by the shareholders with the following results:
1. Election of Directors

Election of Directors	For	Withheld
Daniel R. Bickel	27,084,789	235,578
Herbert H. Dobbs	26,991,321	329,046
Keith E. Gleasman	27,000,688	319,679
James Y. Gleasman	26,974,767	345,600
Joseph B. Rizzo	27,059,818	260,549
Gary A. Siconolfi	27,066,118	254,249
2. Ratification of the appointment of Eisner LLP by the audit committee of the board of directors as independent auditors for the fiscal year ending December 31, 2005.

For	Against	Abstained
27,200,582	108,020	11,765

PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
(a) Market Information
     Effective September 23, 1998, the company’s $.01 par value common stock, as a class, was registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. As a result, shares of the company’s common stock which had been owned for one year or more became eligible for trading on the over-the-counter bulletin board maintained by the National Association of Securities Dealers, Inc. on December 22, 1998. The company’s stock began trading on January 21, 1999 at $12.00 per share. The company has approximately 20 market makers for its common stock.
     The following table presents the range of high and low bid prices for the company’s $.01 par value common stock for each quarter during its last two fiscal years. The source of the high and low bid information is the over-the-counter bulletin board. The market represented by the OTC bulletin board is extremely limited, is heavily influenced by market makers and the price for our common stock quoted on the over-the-counter bulletin board is not necessarily a reliable indication of the value of our common stock. The company also believes that the price of its common stock is significantly impacted by short-selling. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2004	High	Low
1st Quarter	$8.99	$1.75
2nd Quarter	$9.98	$5.15
3rd Quarter	$6.95	$3.60
4th Quarter	$7.05	$3.15

2005	High	Low
1st Quarter	$6.05	$3.60
2nd Quarter	$4.07	$2.35
3rd Quarter	$3.27	$1.81
4th Quarter	$2.90	$1.15
(b) Holders of Common Stock
     As of December 31, 2005, the company had approximately 289 shareholders of record and an estimated 3,500 beneficial owners of its common stock. As of December 31, 2005, the company had 30,052,630 shares of its common stock issued and outstanding.
(c) Dividend Policy on Common Stock
     The company has not paid any dividends on its common stock since its inception. The declaration or payment of dividends, if any, on the company’s common stock is within the discretion of the Board of Directors and will depend upon the company’s earnings, capital requirements, financial condition and other relevant factors. The Board of Directors does not currently intend to declare or pay any dividends on its common stock in the foreseeable future and intends to retain any earnings to finance the growth of the company.
     The payment of dividends on the company’s common stock is limited by provisions of the New York State Business Corporation Law requiring that dividends be paid only if, after payment, its net assets at least equal its stated capital. Payment of dividends on common stock is also subordinated to the requirement that the company pay all current and accumulated dividends on its Class A and Class B Preferred Shares prior to the payment of any dividends on its common stock.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities
	to be issued upon	Weighted average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding options,	remaining available
	warrants and rights	warrants and rights	for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,823,895	$5.00	176,105	(1)
Equity compensation plans not approved by security holders (2) (3) (4)	177,750	$0.09	(1) (2)-	(4)
Total	2,001,645	$3.42	176,105 (1) (2)-	(4)

(1)	As of December 31, 2005.

(2)	The company granted 125,000 warrants to a consultant in connection with a non-exclusive financial consulting agreement dated February 11, 1997. The warrants are only exercisable if and when the company has an initial public offering of its common stock.

The company granted 7,500 warrants to its placement agent in connection with its 2002 private placement of its Class A Preferred Shares. 2,500 warrants have been exercised leaving a balance of 5,000.

(3)	The company has granted 1,080,000 warrants to a management consulting firm of which 528,400 have been exercised. The company is litigating that such firm is not legally entitled to exercise the unexercised warrants outstanding as well as the issuance of an indeterminate number of additional warrants issuable under a purported agreement with such firm dated April 12, 2005. See footnote J to the company’s financial statements on page 43.

(4)	The company is obligated to issue up to 12,000 warrants per annum to each nonmanagement director under its Nonmanagement Directors Plan and up to an additional 5,000 warrants per annum to the chairman of the company’s audit committee. 97,000 warrants have been issued of which 21,000 have been exercised. See Note H [8].
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
     On January 30, 2002, the company engaged Pittsford Capital Group as its nonexclusive agent to raise up to $5,000,000 in capital through the sale of up to 2,000,000 shares of the company’s $.01 par value preferred stock. The Board designated the preferred stock to be issued in the fund raising effort as Class A Preferred Shares. The relative rights, preferences and limitations of the Class A Preferred Shares are as follows:

A. Number of Shares
The number of Class A Preferred Shares initially authorized is 3,300,000 Class A Preferred Shares. The initial number authorized shall be increased as required to provide Class A Preferred Shares for payment of dividends as described in Section B, distribution to holders in accordance with Section C and as described in Section F.
B. Dividends
(i)	So long as any Class A Preferred Shares are outstanding, the holders of the Class A Preferred Shares will be entitled to receive cumulative preferential dividends in the amount of $.40 per Class A Preferred Share and no more for each annual dividend period. The annual dividend period shall commence on the first day of each March and shall end on the last day of the immediately succeeding February, which February date is referred to as the “Dividend Accrual Date”.

(ii)	When and as declared by the Board, dividends payable on the Class A Preferred Shares will be paid in cash out of any funds legally available for the payment of dividends or, in the discretion of the Board, will be paid in Class A Preferred Shares at a rate of 1 Class A Preferred Share for each $4.00 of dividends. No fractions of Class A Preferred Shares shall issue. The Company shall pay cash in lieu of paying fractions of Class A Preferred Shares on a pro rata basis.

(iii)	Dividends shall be cumulative from the date of issuance of Class A Preferred Shares, whether or not declared and whether or not, in any annual dividend period(s), there are net profits or net assets of the Company legally available for the payment of dividends.

(iv)	Accumulated and unpaid dividends on the Class A Preferred Shares will not bear interest.

(v)	So long as any Class A Preferred Shares are outstanding, the Company may not declare or pay any dividend, make any distribution, or fund, set aside or make monies available for a sinking fund for the purchase or redemption of, any shares or stock of the Company ranking junior to the Class A Preferred Shares with respect to the payment of dividends, including the $.01 par value common stock of the Company (“Junior Stock”), unless all dividends in respect of the Class A Preferred Shares for all past annual dividend periods have been paid and such dividends for the current annual dividend period have been paid or declared and duly provided for. Subject to the foregoing, and not otherwise, the dividends (payable in cash, stock or otherwise) as may be determined by the Board, may be declared and paid on any Junior Stock from time to time out of any funds legally available therefor, and the Class A Preferred Shares will be entitled to participate in any such dividends, whether payable in cash, stock or otherwise on a pro rata basis.

C. Liquidation Rights
(i)	In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Class A Preferred Shares then outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount in respect of any shares of any Junior Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Company, all accumulated and unpaid dividends (including a prorated dividend from the last Dividend Accrual Date) in respect of any liquidation, dissolution or winding up consummated except that, notwithstanding the provisions of Section B(ii), all of such accumulated and unpaid dividends will be paid in Class A Preferred Shares at a rate of 1 Class A Preferred Share for each $4.00 of dividends. No fractions of Class A Preferred Shares shall issue. The Company shall pay cash in lieu of paying fractions of Class A Preferred Shares on a pro rata basis.

(ii)	The Class A Preferred Shares will be entitled to participate on a pro rata basis in any distribution of assets as may be made or paid on Junior Stock upon the liquidation, dissolution or winding up of the Company.

(iii)	A consolidation or merger of the Company with or into any other corporation or corporations or any other legal entity will not be deemed to constitute a liquidation, dissolution or winding up of the Company as those terms are used in this Section C.
D. Redemption
(i)	The Company may, in the absolute discretion of its Board, redeem at any time and from time to time from any source of funds legally available any and all of the Class A Preferred Shares at the Redemption Price.

(ii)	For each redemption, the Redemption Price for each Class A Preferred Share shall be equal to amount paid per Class A Preferred Share payable in cash, plus an amount payable (not withstanding the provisions of Section B (ii)) in cash equal to the sum of all accumulated unpaid dividends per Class A Preferred Share (including a prorated annual dividend from the last Dividend Accrual Date) to the respective date for each redemption on which the Company shall redeem any Class A Preferred Shares (the “Redemption Date”).

(iii)	In the event of redemption of only a portion of the then outstanding Class A Preferred Shares, the Company will affect the redemption pro rata according to the number shares held by each holder of Class A Preferred Shares.

(iv)	At least 20 days and not more than 60 days prior to the date fixed by the Board for any redemption of Class A Preferred Shares, written notice (the “Redemption Notice”) will be mailed, postage prepaid, to each holder of record of the Class A Preferred Shares at his or her post office address last shown on the records of the Company. The Redemption Notice will state:

o	Whether all or less than all of the outstanding Class A Preferred Shares are to be redeemed and the total number of Class A Preferred Shares being redeemed;

o	the number of Class A Preferred Shares held by the holder that the Company intends to redeem;

o	the Redemption Date and Redemption Price; and

o	that the holder is to surrender to the Company, in the manner and at the place designated in Section D(v), his or her certificate or certificates representing Class A Preferred Shares to be redeemed.
(v)	On or before the date fixed for redemption, each holder of Class A Preferred Shares must surrender the certificate or certificates representing Class A Preferred Shares to the Company, accompanied by instruments of transfer satisfactory to the Company and sufficient to transfer the Class A Preferred Shares being redeemed to the Company free and clear of any adverse interest, at the place designated in the Redemption Notice. The Redemption Price for the Class A Preferred Shares redeemed will be payable in cash on the Redemption Date to the person whose name appears on the certificate(s) as the owner of such certificate(s) as of the date of the Redemption Notice. In the event that less than all of the Class A Preferred Shares represented by any certificate(s) are redeemed, a new certificate will issued by the Company representing the unredeemed Class A Preferred Shares to the same record owner.

(vi)	As promptly as practicable after surrender of the certificate(s) representing the redeemed Class A Preferred Shares, the Company will pay the Redemption Price to the record holder of the redeemed Class A Preferred Shares.

(vii)	Unless the Company defaults in the payment in full of the Redemption Price, the obligation of the Company to pay dividends on the Class A Preferred Shares redeemed shall cease on the Redemption Date, and the holders of the Class A Preferred Shares redeemed will cease to have any further rights with respect to such redeemed Class A Preferred Shares on the Redemption Date, other than to receive the Redemption Price.

(viii)	The holders of the Class A Preferred Shares have no right to seek or to compel redemption of the Class A Preferred Shares.
E. Voting Rights
The holders of Class A Preferred Shares are not to be entitled to vote in any and all elections of directors and with respect to any and all other matters as to which the vote or consent of shareholders of the Company shall be required or taken.

F. Conversion Privilege
(i)	The holders of the Class A Preferred Shares have the right, at each holder’s option but subject to Board approval in each case, to convert each Class A Preferred Share into 1 fully paid and nonassessable share of the $.01 par value common stock of the Company (“Common Share”) without payment of any conversion price or other consideration. Such 1 for 1 rate of conversion is subject to adjustment as set forth in F(x).

(ii)	The Conversion Privilege set forth in this Section F may not be exercised by the holder of Class A Preferred Shares until 1 year shall have elapsed from the issue date of the Class A Preferred Shares held by such holder and may not be exercised if the Board shall not have approved the actual exercise of such Conversion Privilege by such holder of Class A Preferred Shares. Such approval shall not be unreasonably withheld. Upon receipt of the Notice of Conversion described in Section F(iii) below and the Board’s approval of such conversion, the Company shall give a Notice of Approval to the holder within 48 hours of the receipt of the Notice of Conversion that the exercise of the Conversion Privilege by such holder is approved.

(iii)	In order to exercise the Conversion Privilege, the holder of Class A Preferred Shares must give written notice to the Company that the holder elects to covert the number of Class A Preferred Shares as specified in the Notice of Conversion. The Notice of Conversion will also state the name(s) and address(es) in which the certificate(s) for Common Shares issuable upon the conversion are to be issued. Upon receipt of the Company’s Notice of Approval, the holder of the Class A Preferred Shares must surrender the certificate(s) representing the Class A Preferred Shares being converted to the Company, accompanied by instruments of transfer satisfactory to the Company and sufficient to transfer the Class A Preferred Shares being converted to the Company free and clear of any adverse interest at the office maintained for such purpose by the Company. As promptly as practicable after the surrender of the certificate(s) representing the Class A Preferred Shares converted, the Company will issue and deliver to the holder, or to such other person designated by the holder’s written order, a certificate(s) for the number of full Common Shares issuable upon the conversion of the Class A Preferred Shares in accordance with the provisions of this Section F(iii).

(iv)	The Conversion Privilege may be exercised in whole or in part and, if exercised in part, a certificate(s) will be issued for the remaining Class A Preferred Shares in any case in which fewer than all of the Class A Preferred Shares represented by a certificate(s) are converted to the same record holder of Class A Preferred Shares converted.

(v)	Each conversion will be deemed to have been effective immediately prior to the close of business on the date on which the Class A Preferred Shares will have been so surrendered as provided in Section F(iii) (the “Conversion Date”) and the person(s) in whose name(s) any certificate(s) for Common Shares will be issuable upon the conversion will be deemed to have become the holder(s) of record of the Common Shares on the Conversion Date. Effective as of the Conversion Date, the Company will have no obligation to pay dividends on the Class A Preferred Shares converted provided that effective as of the Conversion Date, the Company shall pay all accumulated and unpaid dividends (including the prorated dividend from the last Dividend Accrual Date) on the Class A Preferred Shares converted, payable in the discretion of the Board, in cash out of any funds legally available for payment of such dividends or in Class A Preferred Shares.

(vi)	The Conversion Privilege shall terminate with respect to Class A Preferred Shares called for redemption by the mailing of a Redemption Notice described in Section D(iv) on the close of business on the date immediately preceding the Redemption Date.

(vii)	Notwithstanding the requirement for Board approval and the 1 year limit set forth in Section F(ii), in case of any consolidation or merger to which the Company is a party other than a merger or consolidation in which the Company is the surviving corporation or in case of any sale or conveyance to another corporation of all or substantially all of the assets of the Company or in the case of any statutory exchange of securities representing an excess of 50% of the total outstanding securities of the Company with another corporation (including any exchange effected in connection with a merger of a third corporation into the Company), the holders of Class A Preferred Shares then outstanding will have the right to convert the Class A Preferred Shares into the kind and amount of securities, cash or other property which the holder would have owned or have been entitled to receive immediately after the consolidation, merger, statutory exchange, sale or conveyance, had the Class A Preferred Shares been converted immediately prior to the effective date of the consolidation, merger, statutory exchange, sale or conveyance as the case may be.

(viii)	Notwithstanding the 1 year holding period set forth in Section F(ii), in the event the highest bid price for the Company’s $.01 par value common stock quoted on any exchange, automated quotation system or the OTC Bulletin Board on which such stock is actively traded is $20 or more on 5 consecutive trading days, the holders of Class A Preferred Shares shall have the right to convert such Class A Preferred Shares upon Board approval.

(ix)	Common Shares delivered upon conversion of Class A Preferred Shares will be, upon delivery, validly issued, fully paid and nonassessable, free of all liens and charges and not subject to any preemptive rights.

(x)	In case the Company
o	Declares a dividend, or makes a distribution, on shares of its $.01 par value common stock in shares of its $.01 par value common stock; or

o	Subdivides its outstanding shares of its $.01 par value common stock into a greater number of shares of its $.01 par value common stock; or

o	Combines its outstanding shares of its $.01 par value common stock into a smaller number of shares of $.01 par value common stock, the number of Common Shares issuable upon the conversion of the Class A Preferred Shares shall be adjusted at the time of the record date for the dividend or distribution or the effective date of the subdivision or a combination so that after such record or effective date, the holder of Class A Preferred Shares will be entitled to receive the same percentage of ownership of the Company’s $.01 par value common stock as such holder would have been entitled to receive immediately prior to such record or effective date.
     Pursuant to the offering, the company sold 38,500 Class A Preferred Shares for aggregate proceeds of $154,000. The offering terminated on July 31, 2002.
     Additional shares of Class A Preferred have been sold from time to time directly by the company in a number of private placements. In 2003, 15,687 shares were sold to a private investor. On March 19, 2004 the company sold 62,500 Class A Preferred Shares to each of three shareholders for $250,000 per investor. The company also sold 50,575 Class A Preferred Shares to a shareholder for $202,300 at various times in 2004.
     During 2004, Class A Preferred holders converted 38,500 Class A Preferred into 38,500 common shares and received dividends of 8,031 Class A Preferred upon conversion. In 2005, these shares issued as dividends were converted into 2,550 common shares.
     During 2005, the company sold 200,000 Class A Preferred to a number of existing shareholders for aggregate proceeds of $800,000.
     During the first quarter of 2006, the company sold 58,250 Class A Preferred to an additional number of existing shareholders for aggregate proceeds of $233,000.
(f) Class B Preferred Stock
     On October 19, 2004, the company incorporated Iso-Torque Corporation in order to commercialize its Iso-Torque™ differential technology.
     In September, 2004, the company created a new series of preferred stock-Class B Non-Voting, Cumulative Convertible Preferred Stock (“Class B Preferred”) to fund the business operations of Iso-Torque Corporation. The company authorized 300,000 Class B Preferred, has sold 42,500 shares and received proceeds of $212,500 based upon a selling price of $5.00 per share.
     The designation, relative rights, preferences and limitations of the Class B Preferred, as fixed by the Board of Directors, are as follows:

A.	Three hundred thousand (300,000) authorized preferred shares of the par value of $.01 each as fixed by the Board of Directors, none of which has been issued, shall be issued in and as a series to be designated Class B Non-Voting Cumulative Convertible Preferred Shares, $.01 par value. Said series is hereinafter called “Class B Preferred Shares”. The term preferred shares as used herein shall include all 100,000,000 of the preferred shares, $.01 par value authorized by the Certificate of Incorporation of the Corporation of which Class B Preferred Shares is the second series.

B.	(1) So long as any Class B Preferred Shares are outstanding, the holders of the Class B Preferred Shares will be entitled to receive cumulative preferential dividends in the amount of $.50 per Class B Preferred Share and no more for each annual dividend period. The annual dividend period shall commence on the first clay of each September and shall end on the last day of the immediately succeeding August, which August date is referred to as the “Dividend Accrual Date”.

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

C.	The Class B Preferred Shares shall rank junior and be classified as Junior Stock with respect to the Corporation’s Class A Preferred Shares in all respects.

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

(2) For each redemption, the Redemption Price for each Class B Preferred Share shall be equal to the sum of $5.00 per Class B Preferred Share payable- in cash, plus an amount payable (not withstanding the provisions of Section B(2) in cash equal to the sum of all accumulated unpaid dividends per Class B Preferred Share (including a prorated annual dividend from the last Dividend Accrual Date) to the respective date for each redemption on which the Corporation shall redeem any Class B Preferred Shares (the “Redemption Date”).

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

(5) The holders of the Class B Preferred Shares have no right to seek or to compel redemption of the Class B Preferred Shares.

F.	The holders of Class B Preferred Shares are not to be entitled to vote in any and all elections of directors and with respect to any and all other -matters as to which the vote or consent of shareholders of the Corporation shall be required or taken.

G.	(1) The holders of the Class B Preferred Shares have the right, at each holder’s option but subject to Board approval in each case, to (i) convert each Class B Preferred Share into 1 fully paid and nonassessable share of the $.01 par value common stock of the Corporation (“Torvec Common”) without payment of any conversion price or other consideration. Such 1 for 1 rate of conversion is subject to adjustment as set forth in Section G(10); (ii) convert each Class B Preferred Share into 1 fully paid and nonassessable share of the $.01 par value common stock of Iso-Torque Corporation (“Iso-Torque Common”) without payment of any conversion price or other consideration upon the happening of any of the following events:

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
(2) The Conversion Privilege set forth in this Section G may not be exercised by the holder of Class B Preferred Shares until 1 year shall have elapsed from the issue date of the Class B Preferred Shares held by such holder and may not be exercised if the Board shall not have approved the actual exercise of such Conversion Privilege by such holder of Class B Preferred Shares. Such approval shall not be unreasonably withheld. Upon receipt of the Notice of Conversion and the Board’s approval of such conversion, the Corporation shall give a Notice of Approval to the holder within, 48 hours of the receipt of the Notice of Conversion that the exercise of the Conversion Privilege by such holder is approved.
(3) The Conversion Privilege may be exercised in whole or in part and, if exercised in part, a certificate(s) will be issued for the remaining Class B Preferred Shares in any case in which fewer than all of the Class B Preferred Shares represented by a certificate(s) are converted to the same record holder of Class B Preferred Shares converted.
(4) Each conversion will be deemed to have been effective immediately prior to the close of business on the date on which the Class B Preferred Shares will have been so surrendered (the “Conversion Date”) and the person(s) in whose name(s) any certificate(s) for Torvec Common or Iso-Torque Common will be issuable upon the conversion will be deemed to have become the holder(s) of record of the Torvec Common or Iso-Torque Common on the Conversion Date. Effective as of the Conversion Date, the Corporation will have no obligation to pay dividends on the Class B Preferred Shares converted provided that effective as of the Conversion Date, the Corporation shall pay all accumulated and unpaid dividends (including the prorated dividend from the last Dividend Accrual Date) on the Class B Preferred Shares converted, payable in the discretion of the Board, in cash out of any funds legally available for payment of such dividends or in Class B Preferred Shares.
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
(7) Notwithstanding the 1 year holding period set forth in Section G(2), in the event the highest bid price for the Corporation’s $.01 par value common Stock quoted on any exchange, automated quotation system or the OTC Bulletin Board on which such Stock is actively traded is $20 or more on 5 consecutive trading days, the holders of Class B Preferred Shares shall have the right to convert such Class B Preferred Shares upon Board approval for such conversion period.
(8) Torvec Common or Iso-Torque Common delivered upon conversion of Class B Preferred Shares will be, upon delivery, validly issued, fully paid and nonassessable, free of all liens and charges and not subject to any preemptive rights.
(9) In case the Corporation
(a) declares a dividend, or makes a distribution, on shares of its $.01 par value common stock in shares of its $.01 par value common stock; or
(b) subdivides its outstanding shares of its $.01 par value common stock into a greater number of shares of its $.01 par value common stock; or
(c) combines its outstanding shares of its $.01 par value common stock into a smaller number of shares of $.01 par value common stock, the number of Torvec Common issuable upon the conversion of the Class B Preferred Shares shall be adjusted at the time of the record date for the dividend or distribution or the effective date of the subdivision or a combination so that after such record or effective date, the holder of Class B Preferred Shares will be entitled to receive the same percentage of ownership of the Corporation’s $.01 par value common stock as such holder would have been entitled to receive immediately prior to such record or effective date.”

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
          Continental Stock Transfer & Trust Company has been appointed as the company’s Transfer Agent and Registrar for its common stock and for its preferred stock.
Item 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
(a)	Overall Business Strategy
The company’s overall business strategy relating to the commercialization of its technologies continues to be:
o	to license or sell any one or all of its technologies (i.e. the infinitely variable transmissions, the hydraulic pump/motor system, the Iso-Torque™ differential, the spherical gearing constant velocity joint mechanism, the ice technology) in order to provide the capital management believes is necessary to successfully implement its stated goal to manufacture and market its FTV™ worldwide, especially in the Asian, African, South and Central American, and Eastern European markets.
The company’s plan of operation relative to its automotive inventions during fiscal 2006 is:
o	to continue the ongoing real world testing of our modular, hydromechanical infinitely variable transmission in both our GM Tahoe and a diesel-powered vehicle and to showcase the performance of such transmission to the worldwide automotive industry, local, regional and national governments and to private sector vehicle end-users, such as the U.S. military, companies with large truck fleets and school bus companies;

o	to continue demonstrating the Iso-Torque differential both in the Nissan 350-Z as well in as other, strategically-targeted vehicles to the worldwide auto industry, local, regional and national governments and to private sector end-users, such as the U.S. military, companies with large truck fleets and school bus companies;

o	to continue demonstrating the Full Terrain Vehicle (FTV) to the worldwide auto industry, local, regional and national governments and to private sector end users, such as the U.S. military;

o	to continue ongoing discussions with such governments and private sector end-users as well as with automotive manufacturers and 1st-Tier suppliers worldwide in order to consummate one or more joint venture or other business combinations that would lead to the commercialization of the company’s products;

o	to continue ongoing discussions with glass manufacturers regarding the joint development and commercialization of the ice technology with a view to the license or sale of such technology;

o	to continue to improve the company’s inventions and, where appropriate, to obtain patent protection on such new improvements.

          Information regarding the company and all of its inventions, including regular updates on technological and business developments, can be found on the company’s website, www.torvec.com.
          The company’s ice technology is held through its majority-owned subsidiary, Ice Surface Development, Inc. Our subsidiary has made significant progress in identifying three distinct methods for de-icing — electrolysis, high frequency and pulse. It is currently seeking a joint venture development, glass manufacturer to finalize the development of the technology and bring it to commercialization.
          The company’s ice technology is licensed under an agreement with Dartmouth College, which provides for a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income.
(b)	Current Status of Product Development
          Based upon our experience and research to date, we believe the following inventions will eventually become commercially viable:
o	the FTV™, including the steering drive and suspension for tracked vehicles;

o	the Iso-Torque™ differential;

o	our infinitely variable transmissions;

o	the hydraulic pump and motor;

o	spherical gearing constant velocity mechanism;

o	the ice technology.
These inventions are in the following stages of development:
o	The Iso-Torque™ differential — patent protection for this invention was issued July 8, 2004. Through our wholly-owned subsidiary, Iso-Torque Corporation, we have built prototype Iso-Torque differential and have been demonstrating these differentials to government and private sector visitors at our development facility and under real-world driving conditions. The successful testing and showcasing of the Iso-Torque differential has lead management to focus upon the strategy the company is employing to market and commercialize the Iso-Torque differential. A significant aspect of this strategy is highway safety.

All differentials manufactured by the company’s competitors are plagued by a fundamental flaw in the physics governing differentials -— a flaw which creates an imbalance of traction when one drive wheel is on dry pavement and the other is on loose gravel, grass, snow, ice or other slippery surface. Similarly, an imbalance of traction occurs when a vehicle is going around a sharp corner with less traction on the outside wheels. Management believes that the Iso-Torque differential dramatically solves the imbalance of traction problem characteristic of all other differentials. The Iso-Torque differential maintains proportionately balanced torque going to the drive wheels, at all times and under any and all conditions. The company has retained the services of Mr. Gary Eldlin to educate the auto insurance industry, the American Automobile Association, the National Safety Council and similar organizations with respect to the extraordinary safety implications of the Iso-Torque differential.

The full terrain vehicle (FTV) requires two Iso-Torque differentials and the company plans to incorporate the sale of Iso-Torque differentials in any strategic alliance or other business relationship involving the sale or other transaction involving our FTV technology.

o	The infinitely variable transmission — the company has developed three infinitely variable transmissions for diesel and gasoline engines, namely, the hydromechanical configured for the Dodge Ram diesel (2003), the all hydraulic for gasoline engines (2004) and the modular, hydromechanical for both gasoline as well as diesel engines.

Essentially, we believe we have created transmissions for very different market applications.

The all-hydraulic transmission has approximately 170 total parts, of which 25 are separately manufactured parts (excluding nuts, bolts, screws and the like). This contrasts with an average of over 700 parts for an automatic transmission, the majority of which have to be separately manufactured. We believe our all-hydraulic transmission has solved the major problems of weight, size, noise, heat and lack of start-up ability at low revolutions per minute (rpm), all of which have heretofore prevented the development of a hydraulic transmission for automotive use.

We believe that our all-hydraulic transmission, functioning as a stand alone transmission, is ideal for use in subcompact, compact and mid-sized cares where, according to the May 9, 2005 issue of Business Week, “Why GM’s Plan Won’t Work,” the auto companies’ profit margin is most narrow. We believe the market for the all-hydraulic transmission may very well be the rapidly emerging, but highly competitive Third World markets like China where cost reduction is essential, roads are difficult to traverse, city driving is generally congested and vehicle speeds are reduced.

While the company’s unique pumps and motors can function as a stand alone transmission, they also form the core of the company’s infinitely variable, hydromechanical transmission. Our hydromechanical transmission operates both on our unique pumps and motors and on gears. The addition of a gear pack to the hydraulic transmission enables our transmission to operate under the greater torque (power) requirements demanded by SUVs, Hummers, trucks and buses, and is the ideal transmission for these types of vehicles.

The combination of our hydraulic and hydromechanical transmissions constitutes the company’s modular, hydromechanical transmission for which the company has recently filed for patent protection.

The company believes that all its transmissions -— all hydraulic, hydromechanical and modular -— perform better than an automatic transmission for a number of reasons, including:
•	No vehicle creep — we have all experienced sitting at a red light and our foot comes off the brake. The vehicle creeps forward or rolls backward which, if unanticipated, can be extremely dangerous. We are confident that our transmissions eliminate vehicle creep, whether forward or backward;

•	Increased vehicle control — our transmissions enable a driver to dramatically control vehicle speed, reducing speeds to less than one-half mph ( i.e. approximately 16 ft. per minute ), thus providing greater safety in inclement weather, less fuel usage in traffic jams, greater control and flexibility to maneuver through parking lots and narrow streets (e.g. those in Eastern Europe and Asia), as well as greater maneuverability on rough terrain and poor road conditions;

•	Greater mpg during rapid acceleration — a considerable portion of typical city and suburban driving involves “rapid” acceleration, that is, acceleration from zero to 30 mph at a rate exceeding 6 mph per second. In side-by-side testing of the hydraulic transmission against a Tahoe’s automatic transmission in the zero to 30 mph acceleration range, our test results indicated that the automatic transmission used 100% more fuel than our transmission;

•	Increased fuel economy — in response to inquiries made by several auto companies, we have compared our transmission in side-by-side tests under simulated city driving scenarios as well as side-by-side comparisons utilizing the EPA-sanctioned New York City cycle test. Over the course of all of these tests, our transmission consistently achieved an average of 4.33% improvement in fuel efficiency over the Tahoe automatic.

•	Greater operating efficiencies/durability — durability and efficiency are directly related (i.e. the more efficient a device is, the more durable it will also be under test conditions). Heat generated is an extremely accurate measure of efficiency. Our all hydraulic transmission operates in a temperature range of 90 to 160 degrees ( the higher temperature reflects high loads and more difficult driving conditions), with a general operating temperature of approximately 140 degrees. There is no oil cooler (radiator) required, and the entire system utilizes only 6 quarts of oil. In its operating range, our pump is 92% efficient and the motor is 92% efficient, reflecting an overall operating efficiency of 85% (92%x92%). These efficiencies are validated by our operating temperatures. A further confirmation of our transmission’s efficiency is greater fuel mileage during acceleration as previously described.
During the third quarter of 2005, we installed our modular, hydromechanical, infinitely variable transmission in the Tahoe. Preliminary findings from tests designed to measure the engine’s revolutions per minute (rpm) conducted under a “full load” (full vehicle weight, 5575 lbs., load resistance on our dynamometer) with the transmission accelerating through 15, 30, 45 and 60 miles per hour (mph) demonstrate that our modular, hydromechanical transmission reduces engine rpm dramatically in comparison to the stock, automatic transmission originally installed in the SUV.

At 15 mph, the engine rpm with the IVT was 600; at 30mph, the rpm was 700; at 45, the rpm was 1100 and at 60 mph, the rpm was 1400. In addition, the engine rpm increases in a steady progression as opposed to the rapid rise and fall characteristic of the automatic as it shifts gears. At “steady state” operation, the engine rpm with the IVT averaged 728 at 30 mph as against 1160 rpm with the automatic and at “steady state” operation at 50mph, the engine rpm with our transmission averaged 1216 as against 1500 rpm with the automatic. We also believe our modular hydromechanical transmission will generate impressive fuel savings. To this point, preliminary data gathered from repeatable tests are very positive. At “steady state” operation at 30mph, the engine only used an average of 87 ccms (cubic centimeters) of fuel per minute with our transmission as against an average of 109 ccms per minute used by the engine with the stock automatic transmission. This represents a 20% gain in fuel efficiency.

At “steady state” operation at 50mph, the engine only used an average of 167 ccms of fuel per minute with our transmission as against an average of 181 ccms per minute used by the engine with the stock automatic transmission. This respresents over a 7% gain in fuel efficiency.

While these findings are preliminary, they were generated by repeatable tests and management is confident that these results will be confirmed through more exhaustive testing. To this end, we are upgrading our computer software program to maximize the performance of our modular hydromechanical so that we can successfully complete both the old and new EPA sanctioned city and highway tests as well as successfully perform real world driving scenarios.

When we have completed our testing with our hydromechanical transmission in the SUV, we will install it in a diesel fueled vehicle and conduct similar tests with this vehicle.

o	The Full Terrain Vehicle -— the company has completed structural reinforcements and minor alterations to the FTV suspension and continues to showcase the FTV to governmental and private sector visitors.

o	The constant velocity joint -— the company has filed for new patents on this invention due to recent improvements which we believe strengthen the CV joint, increase its efficiency and makes it less costly to manufacture.
On June 29, 2000, the company announced that it had granted an exclusive, world-wide license of all its automotive technology to Variable Gear, LLC for the aeronautical and marine markets. Variable Gear will pay the company 4% royalties for 7 years after which the company is obligated to repurchase the license. Variable Gear is owned 51% by an individual who is also a company shareholder. The company owns the remaining 49%. The company does not share in any profit or losses in this entity. Variable Gear to date has not commenced operations or sublicensed our automotive technology in its markets. In the light of such inactivity, the company is in discussions with the shareholder with a view to modifying and/or terminating the agreement
(c)	Status of Certain, Publicly Announced Negotiations
          In April, 2005, Shanghai Automotive Industry Group (SAIC), China’s largest auto manufacturer, sent its Senior Engineer in charge of New Business Development to visit the company’s development facility. After this visit, discussions continued and in June, 2005, SAIC invited the company to send a delegation to Shanghai, China in order to explore more in depth possibilities for a strategic alliance, joint venture opportunities and/or other business transaction between the company, SAIC and/or one or more of SAIC’s 70 subsidiaries.
          On July 22, 2005, Peng Pu Machine Building Plant Co., Ltd., a SAIC subsidiary, announced that it was engaged with the company in discussions concerning the company’s Full Terrain Vehicle (FTV).
          In December, 2005, SAIC again visited the company’s facilities, spending several days driving our products, accumulating test data and gathering information. Discussions were held on potential opportunities. Arrangements have been made for a visit by Peng Pu representatives to Torvec facilities this April, 2006.
          The company is actively engaged in discussions with other private sector companies as well as governmental entities regarding potential transactions involving all of its products.
(d)	Company Expenses
          The net loss for the year ended December 31, 2005 was $5,445,000 as compared to the year ended December 31, 2004 net loss of $9,805,000. The decrease in the net loss of $4,360,000 is principally related to decreases in general and administrative expense.
          Research and development expenses for the year ended December 31, 2005 amounted to $2,719,000 as compared to $2,165,000 for the year ended December 31, 2004. This increase amounted to $554,000. This increase is attributable to increased costs associated with commercializing our technologies.
          General and administrative expenses for the year ended December 31, 2005 amounted to $2,999,000 as compared to $7,932,000 for the year ended December 31, 2004. This decrease amounted to $4,933,000 and is principally due to a reduction of costs resulting from our termination of a management consulting firm.
(e)	Liquidity And Capital Resources
          The company’s business activities during its fiscal year ended December 31, 2005 were funded principally through the sale of 200,000 shares of Class A Preferred for $800,000.
          During the fiscal year ended December 31, 2005, the company issued 836,309 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work and litigation. As of December 31, 2005 there are 1,049,859 shares available for future grants under the plan.

          James and Keith Gleasman have developed a working arrangement with the company that assures the company with continued access to the Gleasmans’ expertise without unduly burdening the company’s financial statements with the continuing expense of consulting fees. Under this arrangement, James and Keith Gleasman will continue to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company. In addition, Keith Gleasman will continue to serve as president and as a director and James Gleasman will continue to serve as chief executive officer, interim chief financial officer and as a director.
          For calendar 2006, each of the Gleasmans from time to time intends to sell, from his own personal holdings of Torvec, an average of approximately 500 common shares at prevailing market prices at the time of sale. The total number of shares sold under this plan, if shares were sold on a daily basis throughout the year, represents approximately 3% of the current Gleasman family holdings. No shares were sold by the Gleasmans under this plan for the fiscal year 2006 through April 14th, 2006.
          At December 31, 2005, the company’s cash position was $51,000, and the company had a working capital deficiency of $1,576,000. The company’s cash position at anytime during the fiscal year ended December 31, 2005 was directly dependent upon its success in selling Class A Preferred since the company did not generate any revenues. The company believes that current, ongoing discussions with governmental and private sector companies worldwide could very well create a revenue producing event during fiscal, 2006. However, it can not predict when such a transaction will be consummated and therefore, the company does not know whether it will generate revenues from its business activities during fiscal, 2006.
          At December 31, 2005, the company had accounts payable and accrued expenses of $1,689,000.
          The company has an obligation to repurchase 51% of Variable Gear, LLC on January 1, 2008. The purchase price is equal to 51% of the then value of Variable Gear as determined by an independent appraiser selected by the parties. This liability can not be estimated at this time. We believe that a combination of cash flows from operations, financing and strategic alliances will produce sufficient cash flow to fund this obligation. The company is also exploring alternatives with Variable Gear, LLC to relieve the company of this obligation.
(f)	Subsequent Event
          During the first quarter of 2006, the Company sold 58,250 Class A Preferred to an additional number of existing shareholders for aggregate proceeds of $233,000. One investor also purchased 20,500 common stock warrants for a purchase price of $2,000. The warrants are exercisable at $1.00 per common share.
(g)	Critical Accounting Policies
Revenue Recognition
          Revenue in connection with the granting of the license to Variable Gear, LLC is to be recognized when all conditions for earning such fee is complete. Generally, revenue is only recorded when no future performance is required related to the item.
Impairment of Long-Lived Assets
          The Company has adopted SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets. Management is also required to evaluate the useful lives each reporting period. When events or circumstances indicate, our long-lived assets, including intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment.

(h)	Impact of Inflation
          Inflation has not had a significant impact on the company’s operations to date and management is currently unable to determine the extent inflation may impact the company’s operations during its fiscal year ending December 31, 2005.
(i)	Quarterly Fluctuations
          As of December 31, 2005, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.

TORVEC, INC.
(a development stage company)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Contents

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated balance sheet as of December 31, 2005	F-3

Consolidated statements of operations for each of the years in the two-year period ended December 31, 2005 and for the period from September 25, 1996 (inception) through December 31, 2005	F-4

Consolidated statements of changes in stockholders’ equity (capital deficit) for the periods from September 25, 1996 (inception) through December 31, 2005	F-5

Consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2005 and for the period from September 25, 1996 (inception) through December 31, 2005	F-10

Notes to consolidated financial statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Torvec, Inc.
We have audited the accompanying consolidated balance sheet of Torvec, Inc. (a development stage company), and its subsidiaries as of December 31, 2005, and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended December 31, 2005 and for the period from September 25, 1996 (inception) through December 31, 2005 and changes in stockholders’ equity (deficit) for the periods from September 25, 1996 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2005 and for the period from September 25, 1996 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.
Eisner LLP
New York, New York
April 13, 2006
with respect to Note H[11](c),
April 19, 2006

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Balance Sheet
December 31, 2005

ASSETS
Current assets:
Cash	$51,000
Prepaid expenses and other receivable	67,000

Total current assets	118,000

Property and Equipment:
Office equipment	42,000
Shop equipment	126,000
Leasehold improvements	3,000
Transportation equipment	99,000

270,000
Less accumulated depreciation and amortization	82,000

Net property and equipment	188,000

Other Assets:
License, less accumulated amortization of $1,548,000	1,712,000
Deposits	2,000

Total Other Assets	1,714,000

$2,020,000

LIABILITIES
Current liabilities:
Notes payable	$5,000
Accounts payable	148,000
Accrued liabilities	1,541,000

Total current liabilities	1,694,000

Deferred revenue	150,000
Notes payable	19,000

Total liabilities	1,863,000

Minority interest	8,000

Commitments and other matters

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 100,000,000 shares authorized 3,300,000 designated as Class A, Non-voting, cumulative dividend $.40 per share, per annum, convertible preferred, 459,243 shares issued and outstanding (liquidation preference $2,085,179)	5,000
300,000 designated as Class B, Non-voting, cumulative dividend $.50 per share, per annum, convertible preferred, 42,500 shares issued and outstanding (liquidation preference $240,292)
Common stock, $.01 par value, 40,000,000 shares authorized, 30,052,630 issued and outstanding	300,000
Additional paid-in capital	37,267,000
Shares issued for future consulting services	(103,000)
Deficit accumulated during the development stage	(37,320,000)

149,000

$2,020,000

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Operations

			September 25,
			1996
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	2005	2004	2005
Revenue	$—	$—	$—

Cost and expenses:
Research and development	2,719,000	2,165,000	12,777,000
General and administrative	2,999,000	7,932,000	25,807,000

Loss before minority interest	(5,718,000)	(10,097,000)	(38,584,000)

Minority interest in loss of consolidated subsidiary	273,000	292,000	1,264,000

Net loss	(5,445,000)	(9,805,000)	(37,320,000)
Preferred stock beneficial conversion feature	159,000	556,000	715,000
Preferred stock dividend	156,000	91,000	275,000

Net loss attributable to common stockholders	$(5,760,000)	$(10,452,000)	$(38,310,000)

Basic and diluted net loss attributable to common stockholders per share	$(0.19)	$(0.37)

Weighted average number of shares of common stock — basic and diluted	29,560,000	28,515,000

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2005

										Deficit
									Unearned	Accumulated
							Additional	Due	Compensatory	During the	Total
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Issuance of shares to founders					16,464,400	$165,000	$(165,000)	$			$0
Issuance of stock for services					2,535,600	25,000	381,000				406,000
Sale of common stock — November ($1.50 per share)					64,600	1,000	96,000				97,000
Sale of common stock — December ($1.50 per share)					156,201	1,000	233,000				234,000
Distribution to founders							(27,000)				(27,000)
Net loss										$(489,000)	(489,000)

Balance — December 31, 1996					19,220,801	192,000	518,000			(489,000)	221,000
Issuance of compensatory stock					1,000,000	10,000	1,490,000		$(1,500,000)		0
Issuance of stock for services					12,000		18,000				18,000
Sale of common stock — January ($1.50 per share)					58,266	1,000	86,000				87,000
Sale of common stock — February ($1.50 per share)					75,361	1,000	112,000				113,000
Sale of common stock — May ($1.50 per share)					30,000		45,000				45,000
Issuance of stock for services					2,000		6,000				6,000
Sale of common stock — June ($3.00 per share)					73,166	1,000	219,000				220,000
Sale of common stock — July ($3.00 per share)					13,335		40,000				40,000
Sale of common stock — August ($3.00 per share)					60,567	1,000	181,000				182,000
Sale of common stock — September ($3.00 per share)					10,000		30,000				30,000
Sale of common stock — October ($3.00 per share)					7,000		21,000				21,000
Sale of common stock — November ($3.00 per share)					10,000		30,000				30,000
Sale of common stock — December ($3.00 per share)					100,000	1,000	299,000				300,000
Issuance of compensatory options to consultants							234,000		(234,000)		0
Compensatory stock and options earned									451,000		451,000
Distributions to founders							(338,000)				(338,000)
Net loss										(922,000)	(922,000)

Balance — December 31, 1997					20,672,496	207,000	2,991,000		(1,283,000)	(1,411,000)	504,000
Issuance of stock for services					1,000		3,000				3,000
Sale of common stock — May 11 to September 20 ($5.00 per share)					112,620	1,000	562,000				563,000
Sale of common stock — September 21 to December 31 ($10.00 per share)					25,500		255,000				255,000
Costs of offering							(60,000)				(60,000)
Compensatory stock and options earned									578,000		578,000
Contribution of services							15,000				15,000
Net loss										(2,122,000)	(2,122,000)

Balance — December 31, 1998					20,811,616	208,000	3,766,000		(705,000)	(3,533,000)	(264,000)
Issuance of stock for services					45,351		327,000				327,000
Sale of common stock — January 1 to August 9 ($10.00 per share)					80,670	1,000	806,000				807,000
Sale of common stock — August 10 to November 30 ($5.00 per share)					84,500	1,000	422,000				423,000
Issuance of compensatory options to consultants							2,780,000		(2,780,000)		0
Common stock issued — exercise of options					21,000		105,000				105,000
Compensatory stock and options earned									3,050,000		3,050,000
Contribution of services							15,000				15,000
Net loss										(4,788,000)	(4,788,000)

Balance — December 31, 1999					21,043,137	210,000	8,221,000		$(435,000)	(8,321,000)	(325,000)

See notes to consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2005
(continued)

										Deficit
									Unearned	Accumulated
							Additional	Due	Compensatory	During the	Total
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	from	Stock and	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Issuance of stock for services					196,259	$2,000	$838,000	$			$840,000
Sale of common stock — March 29 ($4.51 per share)					44,321		200,000				200,000
Sale of common stock — June 23 ($3.50 per share)					100,000	1,000	349,000				350,000
Acquisition of Ice Surface Development					1,068,354	11,000	3,394,000				3,405,000
Proceeds from exercise of put option					36,735	1,000	108,000				109,000
Compensatory stock and options earned									$435,000		435,000
Contribution of services							15,000				15,000
Net loss										$(2,374,000)	(2,374,000)

Balance — December 31, 2000					22,488,806	225,000	13,125,000		0	(10,695,000)	2,655,000
Issuance of stock for liabilities					126,667	1,000	664,000				665,000
Issuance of stock for services					361,100	4,000	1,007,000				1,011,000
Issuance of option to consultant for services							398,000				398,000
Proceeds from exercise of put option					101,910	1,000	323,000				324,000
Contribution of services							15,000				15,000
Net loss										(3,871,000)	(3,871,000)

Balance — December 31, 2001					23,078,483	231,000	15,532,000		0	(14,566,000)	1,197,000
Exercise of warrants					124,448	1,000	126,000				127,000
Exercise of warrants					250,000	3,000	72,000				75,000
Loss on sale of minority interest							(232,000)				(232,000)
Sale of preferred stock and warrant	38,500						142,000				142,000
Issuance of stock for services					1,001,454	10,000	1,224,000				1,234,000
Issuance of options in settlement of liabilities and consulting fees							653,000				653,000
Issuance of warrants to chairman							690,000				690,000
Proceeds from exercise of put option ($.90 per share)					440,000	5,000	391,000				396,000
Common stock issued in exchange for loan					35,461		50,000				50,000

Sale of common stock — July ($1.45 per share)					46,897		68,000				68,000
Sale of common stock — August ($1.42 per share)					211,265	2,000	298,000				300,000

Sale of common stock — September ($1.42 per share)					140,845	1,000	199,000				200,000
Sale of common stock — December ($.91 per share)					109,890	1,000	99,000				100,000
Contribution of services							15,000				15,000
Issuance of warrant for financial services							8,000				8,000
Warrant issued in lieu of compensation							633,000				633,000
Issuance of shares in settlement of liabilities					190,965	2,000	267,000				269,000
Compensatory stock options							32,000				32,000
Employees/Stockholders Contribution of services in subsidiary							519,000				519,000
Net loss										(4,577,000)	(4,577,000)

Balance — December 31, 2002	38,500	0			25,629,708	$256,000	$20,786,000	$	$0	$(19,143,000)	$1,899,000

See notes to consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2005
(continued)

										Deficit
									Unearned	Accumulated
							Additional	Due	Compensatory	During the	Total
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	from	Stockholders	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Sale of Common Stock — March ($0.90 per share)					111,112	1,000	$99,000	$	$		$100,000
Sale of Common Stock — June (0.80 per share)					250,000	3,000	197,000				200,000
Sale of Common Stock — September ($2.50 per share)					8,000		20,000				20,000
Advance settled with Common Stock — October ($2.50 per share)					10,000		25,000				25,000

Exercise of warrant for common stock — (December $0.50 per share)					250,000	2,000	123,000				125,000

Issuance of stock for services					753,824	8,000	842,000				850,000

Exercise of Warrants for $.01 per share					130,000	1,000	(1,000)				—
Exercise of Warrants for $.01 per share					50,000	1,000	(1,000)				—
Exercise of Warrants for $.01 per share					8,680						—
Exercise of Warrants for $.01 per share					2,500

Cashless exercise of put option					654,432	7,000	(7,000)				—

Sale of Class A Preferred Stock — September ($4.00 per share)	5,575						22,000				22,000
Sale of Class A Preferred Stock — December ($4.00 per share)	10,112	$1,000					40,000				41,000

Issuance of option for services							46,000				46,000

Issuance of options in settlement of liabilities and consulting fees							265,000				265,000

Contribution of services in subsidiary							173,000				173,000
Adjustment for equity issuances of subsidiary common stock							79,000				79,000
Class A Preferred stock issued	2,305						9,000				9,000

NET LOSS										(2,927,000)	(2,927,000)

BALANCE AT December 31, 2003	56,492	$1,000			27,858,256	$279,000	$22,717,000	$	$	$(22,070,000)	$927,000
See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2005
(continued)

									Unearned
									Compensatory	Deficit Accumulated	Total
							Additional Paid-	Due from	Stockholders’	During the	Stockholders’
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		In Capital	Stockholders	Options	Development Stage	Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Sale of Common Stock — June, 2004					60,000	$1,000	$300,000				$301,000
Issuance of common stock for services					469,883	4,000	2,348,000				2,352,000
Sale of Class A Preferred Stock ($4.00 per share) — March	203,117	$2,000					820,000				822,000
Sale of Class A Preferred Stock ($4.00 per share) — April	32,653						121,000				121,000
Conversion of Preferred Stock Class A	(41,050)				41,050						—
Preferred Dividend Class A attributable to converted shares	8,031										—
Sale of Class B Preferred Stock ($5.00 per share) — September			20,000				100,000				100,000
Sale of Class B Preferred Stock ($5.00 per share) — October			22,500				113,000				113,000
Contribution of services							450,000				450,000
Exercise of warrants					268,865	3,000	(2,000)				1,000
Exercise of consultants warrants					345,600	3,000		(3,000)			—
Issuance of warrants for consulting services							5,794,000				5,794,000

Net Loss										(9,805,000)	(9,805,000)

Balance at December 31, 2004	259,243	$3,000	42,500		29,043,654	$290,000	$32,761,000	$(3,000)	$	$(31,875,000)	$1,176,000

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2005
(continued)

									Shares
									Issued for
									Future	Deficit Accumulated	Total
							Additional Paid-	Due from	Consulting	During the	Stockholders’
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		In Capital	Stockholders	Services	Development Stage	Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock for services					786,309	$8,000	$1,771,000				$1,779,000
Sale of Class A Preferred Stock ($4.00 per share) — March	47,500	$1,000					189,000				190,000
Sale of Class A Preferred Stock ($4.00 per share) — April/May	30,000						120,000				120,000
Sale of Class A Preferred Stock ($4.00 per share)	92,500	$1,000					369,000				370,000
Sale of Class A Preferred Stock ($4.00 per share) — October/November	30,000						120,000				120,000
Contribution of services							300,000				300,000
Issuance of options for consulting services							247,000				247,000
Exercise of consultants warrants					161,000	2,000					2,000
Issuance of warrants for consulting services							1,261,000				1,261,000
Issuance of shares for debt repayment					11,667		28,000				28,000
Shares issued for future consulting services					50,000		103,000		(103,000)
Receipt for common stock par value for amounts paid in							(2,000)	2,000
Reclass of due from stockholder to other receivable								1,000			1,000
Net Loss										(5,445,000)	(5,445,000)

Balance at December 31, 2005	459,243	$5,000	42,500		30,052,630	$300,000	$37,267,000	$0	$(103,000)	$(37,320,000)	$149,000

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Cash Flows

			September 25,
			1996
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(5,445,000)	$(9,805,000)	$(37,320,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	885,000	182,000	1,654,000
Gain on sale of fixed assets	(10,000)		(10,000)
Minority interest in loss of consolidated subsidiary	(273,000)	(292,000)	(1,264,000)
Compensation expense attributable to common stock in Subsidiary			619,000
Common stock issued for services	1,779,000	2,352,000	9,381,000
Contribution of services	300,000	450,000	1,809,000
Compensatory common stock, options and warrants	1,508,000	5,794,000	12,988,000
Changes in:
Prepaid expenses	83,000	(141,000)	94,000
Deferred revenue			150,000
Accounts payable and accrued expenses	(96,000)	657,000	3,597,000
Other Assets — Deposits	—	(2,000)	(2,000)

Net cash used in operating activities	(1,269,000)	(805,000)	(8,304,000)

Cash flows from investing activities:
Purchase of equipment	(66,000)	(135,000)	(270,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of fixed asset	10,000	—	10,000

Net cash used in investing activities	(56,000)	(135,000)	(276,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	2,000	271,000	6,490,000
Net proceeds from sales of preferred stock	800,000	1,187,000	2,169,000
Net proceeds from sale of subsidiary stock			234,000
Proceeds from loan			29,000
Repayments of loan			(29,000)
Proceeds from (repayment of) stockholders’ loans and advances			103,000
Distributions			(365,000)

Net cash provided by financing activities	802,000	1,458,000	8,631,000

Net (decrease) increase in cash	(523,000)	518,000	51,000
Cash at beginning of period	574,000	56,000

Cash at end of period	$51,000	$574,000	$51,000

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock, in settlement of notes payable	$28,000
Preferred Dividends paid in Preferred Stock		$32,000
Reclass due from stockholder to other receivable	$1,000
Shares issued for future consulting services	$103,000
See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005
Note A — The Company
Torvec, Inc. (the “Company”) was incorporated in New York on September 25, 1996. The Company, which is in the development stage, attempts to develop automotive technology for use in automotive applications. In September 1996, the Company acquired numerous patents, inventions and know-how (the “technology”) contributed by Vernon E. Gleasman and members of his family (the “Gleasmans”). The Company intends to develop and design specific applications for this technology relating to steering drives for tracked vehicles, infinitely variable transmissions, hydraulic pumps and motors and constant velocity joints and spherical gearings. As consideration for this contributed technology, the Company issued 16,464,400 shares of common stock and $365,000 to the Gleasmans. In September 1996, the Company issued 2,535,600 shares of common stock (valued at $406,000) to individuals as consideration for the cost of services and facilities provided in assisting with the development of this technology.
On November 29, 2000, the Company acquired Ice Surface Development, Inc. (“Ice”) (incorporated on May 2, 2000) for 1,068,354 shares of common stock valued at approximately $3,405,000. The acquisition was accounted for under the purchase method. On March 31, 2002, the Company granted to three former officers of the Company 28% of Ice in exchange for previously granted fully vested options (see Note I[1]). The exchange was valued at $618,000 based upon the estimated fair value of the options cancelled. The difference between the Company’s deemed proceeds of $618,000 and the carrying portion of the Company’s investment deemed sold of $850,000 is reflected as a reduction of paid in capital in stockholders’ equity.
For the period from inception through December 31, 2005, the Company has accumulated a deficit of $37,320,000, and at December 31, 2005 has a working capital deficiency of $1,576,000 and has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The Company’s efforts have been principally devoted to research and development, raising capital and marketing of its products. Substantial additional financing will be required by the Company to fund its activities. In the circumstances the Company has established a budget to provide for its continued operations through December 31, 2006. On April 11, 2006, the Company had secured a funding commitment from a stockholder and officer to fund operations, of approximately $360,000 through December 31, 2006. In addition to the funding commitment, a stockholder purchased 20,000 shares at $4.00 per share of its Class A Preferred Stock for $80,000 in January, 2006.
Note B — Summary of Significant Accounting Policies

[1]	Consolidation:

The financial statements include the accounts of the Company, its majority-owned subsidiary, Ice (69.26% owned at December 31, 2005), and its wholly owned subsidiary Iso-Torque Corporation. All material intercompany transactions and account balances have been eliminated in consolidation.

[2]	Property and Equipment:

Equipment, including a prototype vehicle, is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are being amortized over shorter of lease term or useful life. During 2005, the Company sold a fully depreciated asset and recognized a gain on sale of $10,000, which is included in general and administrative expense.

[3]	Research and development and patents:

Research and development costs and patent expenses are charged to operations as incurred.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005
Note B — Summary of Significant Accounting Policies (continued)

[4]	License:

Through December 31, 2004, the license was being amortized over its estimated useful life of approximately 19 years which correlates to an underlying patent with a remaining life at December 31, 2004 of 3 years. Effective January 1, 2005, the Company has changed its estimate of economic useful life to 3 years. Charges for amortization in each of the years ended December 31, 2005, and 2004 was $856,000 and $169,000, respectively. Such amortization expense is included in research and development expense.

Total future amortization of the license are as follows:

Year Ending
December 31,	Amount
2006	$856,000
2007	856,000

$1,712,000

[5]	Use of estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates are used in valuing the useful lives of its intangible assets and the future realizable value of such assets. These estimates are subject to a high degree of judgment and potential change. Actual results could differ from those estimates.

[6]	Loss per common share:

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2005 and 2004 the Company excluded 3,454,340 (excluding 500,000 warrant subject to exercise conditions) and 2,832,435 potential common shares, respectively, relating to convertible preferred stock outstanding options and warrants from its diluted net loss per common share calculation because they are anti-dilutive.

[7]	Fair value of financial instruments:

The carrying amount of cash, accounts payable, notes payable and accrued expenses approximates their fair value due to the short maturity of those instruments.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005
Note B — Summary of Significant Accounting Policies (continued)

[8]	Stock-based compensation:
SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock options granted for goods or nonemployee services are measured using the fair value of these options and such costs are included in operating results as an expense.
The Company applies APB No. 25 and related interpretations in accounting for its employee and director stock options. Had compensation cost for the Company’s stock options been determined based upon the fair value of awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss attributable to common stockholders and related pro forma per share amounts would be as follows:

	Year Ended
	December 31,
	2005	2004
Net loss attributable to common stockholders	$(5,760,000)	$(10,452,000)
Add stock-based compensation expense under APB No. 25 included in net loss	113,000	297,000
Less stock-based compensation expense under SFAS No. 123	(113,000)	(297,000)

Pro forma net loss attributable to common stockholders	$5,760,000	$(10,452,000)

Basic and diluted net loss attributable to common stockholders per share	$(0.19)	$(0.37)

Pro forma basic and diluted net loss attributable to common stockholders per share	$(0.19)	$(0.37)

The fair value of options was estimated using the Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 3.76 and 3.85%; expected option life 10 years; expected stock volatility of 1.64%; and expected dividend yield 0% for the years ended December 31, 2005 and 2004.

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
December 31, 2005
Note B — Summary of Significant Accounting Policies (continued)

[10]	Impairment of long-lived assets:

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets. Management is also required to evaluate the useful lives each reporting period. When events or circumstances indicate, our long-lived assets, including intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment.

Management conducted its impairment test with respect to the carrying amount of its majority-owned subsidiary’s license with the Trustees of Dartmouth College (Note C) based upon the expectation that such amount is recoverable through sublicense agreements with one or more domestic or international glass companies with whom the subsidiary’s management is in discussions. The subsidiary has entered into a Memorandum of Understanding with respect to the future development and commercialization of its ice technology with a major international glass company and both companies are currently engaged in finalizing a definitive agreement to jointly commercialize the ice technology.

[11]	Recent accounting standards:

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statement No. 123” (“FAS 123R”). FAS 123R is effective for public entities that file as small business issuers as of the first interim or annual reporting period that begins after December 31, 2005. Therefore, we will adopt it during fiscal 2006. FAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. We are currently evaluating the impact that this statement will have on our results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impractical to determine period specific changes. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.
Note C — License From the Trustees of Dartmouth College
On November 28, 2000, Ice entered into a 20-year exclusive license with the Trustees of Dartmouth College (“Dartmouth”) for land-based applications to a novel ice adhesion modification system developed by Dr. Victor Petrenko at Dartmouth’s Thayer School of Engineering for $25,000. The license agreement provided for a single payment of $140 ,000 (paid in 2000) for sponsored research and a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income.
Expense for the above agreements totaled $23,000 and $23,000 for the years ended December 31, 2005 and 2004, respectively.
On February 27, 2004, Dartmouth agreed to defer payment of the $15,000 royalty due November 2003. The company paid the $15,000 deferred royalty fee and the $25,000 royalty fee for the 2004 license year in the first quarter 2005. Through December 31, 2005, the Company has paid $60,000 to Dartmouth under the royalty agreement.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005
Note D — Related Party Transactions

[1]	On December 1, 1997, the Company entered into three-year consulting agreements with three members of the Gleasman family (major stockholders and directors) whereby each will provide technical services to the Company in exchange for compensation of $12,500 each per month. In addition, the Company granted them options to purchase a total of 75,000 shares of common stock at an exercise price of $5.00 per share (Note H[5]). For the years ended December 31, 2003, 2002, 2001, 2000, 1999, 1998 and 1997, the Company incurred expenses amounting to approximately $450,000, $450,000, $450,000 $522,000, $528,000, $528,000 and $45,000, respectively, in connection with these agreements. Effective December 1, 2000, the agreement was extended for three years and amended to provide for the payment of prior and future compensation at the discretion of the Board of Directors in either cash or shares of common stock or combination of both. Amounts charged to operations for the year ended December 31, 1997 and for the period ended December 31, 1996 were approximately $55,000 and $18,000, respectively. During 2001, the Company issued 126,667 shares of common stock in settlement of $665,000 of expenses accrued for consulting service. On September 30, 2002 fees due under the consulting agreement of approximately $653,000 were settled for 727,047 common stock options exercisable immediately at $5.00 per share (see Note H[6]). The options are exercisable for five years.

On December 23, 2003 fees due under the consulting agreement of approximately $265,000 were settled for 166,848 common stock options exercisable immediately at $5.00 per share (see Note H[6]). The options were valued using Black Scholes and are exercisable for ten years.

Torvec’s consulting agreements with each of Vernon E. Gleasman, Keith E. Gleasman and James Y. Gleasman expired on December 1, 2003.

The Gleasmans have agreed to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company. In addition, Keith E. Gleasman will continue to serve as President and as a director and James Y. Gleasman will serve as Chief Executor Officer, Interim Chief Financial Officer, Investor Relations and as a director. During fiscal 2005, the company did not pay the Gleasmans any consulting fees for their services. The company recorded approximately $300,000 for the estimated value of these services as a contribution to capital based upon approved time and hours spent and recorded $225,000 to research and development and $75,000 to general and administrative.

[2]	During 2005 and 2004, the Company paid approximately $23,000 and $17,000, respectively, to a member of the Gleasman family for investor and engineering services rendered. The individual is paid for services on a hourly basis. Management believes the rate of compensation is reasonable.

[3]	During the years ended December 31, 2005 and 2004, the Company issued to a stockholder 90,000 and 35,000 common shares as rent for the company’s use of a facility valued at approximately $259,000 and $194,000 respectively based upon the fair market value of the common stock on the date of issuance..

[4]	On August 17, 2005, the company repaid a $28,000 indebtedness to a stockholder in exchange for 11,667 shares of restricted common shares, such number of shares based upon the closing price of the company’s common stock on August 16, 2005.
Note E — Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company’s majority owned subsidiary, Ice, files separate tax returns.
At December 31, 2005, the Company has available $11,002,000 (including $1,903,000 relating to Ice) of net federal operating loss carry forwards to offset future taxable income expiring through 2024.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005
Note E — Income Taxes — (continued)
Based upon the change of ownership rules under IRC Section 382, if in the future the Company issues common stock or additional equity instruments convertible into shares of the Company’s common stock, which result in a ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating loss carryforwards may be significantly limited as to the amount of use in any particular year.
At December 31, 2005, the Company has a deferred tax asset of approximately $4,322,000 representing the benefits of its net operating loss carry forward and a deferred tax asset of $9,700,000 from temporary differences, principally stock options not currently deductible and certain operating expenses which have been capitalized as start-up costs for federal income tax purposes. The total of these deferred tax assets has been fully reserved by a valuation allowance since realization of their benefit is uncertain. The valuation allowance for deferred tax asset increased $1,984,000, due mainly to net operating losses.
A reconciliation between the actual income tax benefit and income taxes computed by applying the federal income tax rate of 34% to the net loss is as follows:

	Year Ended
	December 31,
	2005	2004
Computed federal income tax benefit at 34% rate	$(1,851,000)	$(3,334,000)
State tax benefit, net of federal tax benefit	(288,000)	(517,000)
Nondeductible expenses	340,000	68,000
Valuation allowance	1,799,000	3,783,000

	$0	$0

Note F — Accounts Payable and Accrued Liabilities
At December 31, 2005, accounts payable and accrued expenses consist of the following:

Professional fees	$194,000
Salaries to officer/stockholders of Ice (Note I[1])	1,495,000

$1,689,000

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005
Note G — Note Payable — Stockholders, Officer and Other Notes Payable

[1]	Notes Payable — Financial Institution

During 2005, the Company financed a vehicle as a prototype in which the vehicle is collateral for a loan. The loan in the amount of $24,000 is paid in monthly installments of principal and interest (at 6.59% per annum) of $479 through December 2010.
The following represents the require minimum payments:

Year Ending
December 31
2006	$5,700
2007	5,700
2008	5,700
2009	5,700
2010	5,700

Total Minimum payments	28,500

Less-amount representing interest	4,500

24,000
Less-Current Maturities	5,000

Long Term Portion	$19,000

[2]	Notes Payable — Stockholders and Officers

During 2001, an existing shareholder loaned the company $50,000 bearing interest at 7.5% with no specified repayment terms. Included in amounts payable at December 31, 2003 is approximately $2,000 of accrued interest. During April 2002 the principal of this loan was satisfied with the issuance of 35,461 shares of common stock at the then fair market value at the date of exchange.

During 2001, certain officers and stockholders loaned the Company $109,000. The loans were noninterest bearing with no specified repayment terms. During 2002, $81,000 of such loans were repaid. The remaining $28,000 was repaid with the issuance of 11,667 shares of common stock, in August 2005.

In August 2003, this existing stockholder advanced $25,000 to the Company. In October 2003, this advance was settled for 10,000 shares of common stock at market value.
Note H — Stockholders’ Equity

[1]	Private placement:

The Company received net proceeds from private placements of its common stock of $550,000, $1,230,000 (of which $507,000 was received from the Gleasman family), $758,000, $1,068,000 and $331,000 from private placements for the years ended December 31, 2000, 1999, 1998 and 1997 and for the period ended December 31, 1996, respectively.

During 2002, the Company sold 508,897 common shares for approximately $668,000.

In 2003, this existing stockholder purchased 361,112 common shares for $300,000 and was paid 70,000 common shares valued at $158,000 for consulting and as rent for the Company’s use of a facility.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005
Note H — Stockholders’ Equity (continued)

[1]	Private placement:

On September 10, 2003, the Company sold 8,000 common shares for $20,000.

In 2004, this existing stockholder purchased 60,000 common shares for $301,000 and was paid 35,000 common shares at market value on the date of issuance valued at $194,000 as rent and for use by the Company of a facility and technicians.

[2]	Class A Preferred stock:

In January 2002, the Company has authorized the sale of up to 2,000,000 shares of its Class A Non-Voting Cumulative Convertible Preferred Stock (“Class A Preferred”). During 2002, the Company sold 38,500 shares at $4.00 per share of its Class A Preferred in a private placement offering for approximately $142,000 in net proceeds. Each share of Class A Preferred is convertible into one share of voting common stock and entitles the holder to dividends, at $.40 per share per annum. The holder has the right to convert after one year subject to Board approval. At December 31, 2005, dividends in arrears amounted to approximately $248,176.

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
December 31, 2005
Note H — Stockholders’ Equity (continued)
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
During 2005, the Company sold 200,000 Class A Preferred for $800,000 and issued 62,500 common stock warrants with an exercise price of $.01 per share. Such warrants are convertible immediately and are exercisable for ten years.

[3]	Class B Preferred stock:

On October 21, 2004, the Company authorized the sale of up to 300,000 shares of its Class B Non-Voting Cumulative Convertible Preferred Stock (“Class B Preferred”). During 2004, the company sold 42,500 shares at $5.00 per share of its Class B Preferred for $212,500. Each share of Class B Preferred is cumulative convertible into either one share of voting common stock of the Company or one share of common stock of Iso-Torque Corporation under certain circumstances and entitles the holder to dividends, at $.50 per share per annum. The holder has the right to convert after one year subject to Board approval. At December 31, 2005, dividends in arrears amounted to approximately $27,267.

The Company determined the estimated aggregate fair value of these warrants on the date of grant to be approximately $20,000 based on the Black-Scholes valuation model using the following assumptions: expected volatility of 116%, dividend yield of 0%, risk free interest of 4.31% and an expected life of 5 years. The value of the warrant was accounted for as a beneficial conversion feature and expensed immediately.
Liquidation Rights

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
December 31, 2005
Note H — Stockholders’ Equity (continued)

[4]	Consultant:

In February 1997, the Company entered into a three-year agreement with an IPO consultant (the “IPO Consultant”) whereby the IPO Consultant to provide financial consulting services and assistance in obtaining financing as well as other services. In consideration thereof, employees of the IPO Consultant received an aggregate of 1,000,000 shares of common stock for $50. The Company valued the shares of common stock at $1.50 per share.

In April 1997, the Company granted an aggregate of 500,000 warrants to five employees of the IPO Consultant. The warrants are exercisable into common stock at the initial public offering (the “IPO”) price and are exercisable for five years from the date the Company’s IPO is declared effective (the “warrant term”). However, if fifty percent or more of either the Company’s assets or its common stock is acquired by another entity or group during the warrant term, the exercise price shall be $1.50. The Company will record a charge to operations representing the fair value of the warrants when the IPO is declared effective.

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
December 31, 2005
Note H — Stockholders’ Equity (continued)

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

In December 1997, the Board of Directors of the Company approved a Stock Option Plan (the “Plan”) which provides for the granting of up to 2,000,000 shares of common stock, pursuant to which officers, directors, key employees and key consultants/advisors are eligible to receive incentive, nonstatutory or reload stock options. Options granted under the Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. Options may vest over five years.

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

On June 30, 2005, the Company granted 100,000 non-qualified stock options to a consultant at 5.00 per share exercisable immediately. In connection therewith, the Company recorded a stock compensation charge of $247,000 to research and development. These options expire on June 30, 2015.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005
Note H — Stockholders’ Equity (continued)
A summary of options granted under the Plan are as follows:

	Year Ended December 31,
	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,723,895	$4.92	1,723,895	$4.92
Granted	100,000	5.00	—

Outstanding at end of year	1,823,895	4.92	1,723,895	4.92

Options exercisable at year end	1,823,895	4.92	1,723,895	4.92

At December 31, 2005, 176,105 options are available for future grants under the Plan.
The weighted average fair value of options granted during the year was $2.47.
The following table represents information relating to stock options outstanding at December 31, 2005:

Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
	Exercise	Remaining Life		Exercise
Shares	Price	in Years	Shares	Price
1,773,895	$5.00	4.52	1,773,895	$5.00
50,000	2.26	7.42	50,000	2.26

1,823,895	4.92		1,823,895	4.92

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005
Note H — Stockholders’ Equity (continued)
The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

2005
Risk-free interest rates	3.76%
Expected options life in years	10
Expected stock price volatility	1.64%
Expected dividend yield	0%

[7]	Business consultant stock plan:

In June 1999, the Company adopted the Business Consultant Stock Plan (the “Stock Plan”). The plan as amended provides for up to 5,100,000 shares of common stock to be issued from time to time to consultants in exchange for services. For the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, 836,309, 469,883, 738,184, 1,057,455 (including 190,965 issued in settlement of amounts owed (see Note H[5])), 361,100, 196,259 and 45,351 shares were issued, respectively, to consultants and third parties in exchange for services and amounts owed to them. During the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000 and 1999 the Company charged $1,874,000, $2,352,000, $832,000, $1,036,000 (excluding $269,000 (see Note H[5])), $1,011,000, $840,000 and $327,000, respectively, to operations in connection with the share issuances. At December 31, 2005, 1,049,859 shares are available for future grants under the Plan.

[8]	Nonmanagement Directors Plan:

On October 1, 2004, the Board of Directors approved a Nonmanagement Directors Plan pursuant to which each nonmanagement director is entitled to receive, if certain conditions are met, on an annual basis for services rendered as a director, warrants to purchase 12,000 shares of the company’s common stock at $.01 per share. In addition, the chairman of the audit committee is entitled to receive, on an annual basis for services rendered as chairman, additional warrants for 5,000 shares of the company’s common stock at $.01 per share.

At December 31, 2005, 97,000 warrants were issued and vested immediately. The Company issued 44,000 warrants and recorded a charge of $113,000 to general and administrative expenses representing the difference in the excess of the fair market value and $.01 per share of such warrants in 2005. During 2005, one director exercised 21,000 warrants granted to him as a director.

[9]	Noncash transaction:

During 1998, the Company granted 1,000 shares of common stock, valued at $3.00 per share, for services provided. During 1997, the Company granted 12,000 and 2,000 shares of common stock for services provided. The Company valued the shares at their fair value of $1.50 and $3.00 per share, respectively. During 2003 and 2002, 15,640 and 134,964 restricted shares were issued for services aggregating approximately $18,000 and $198,000 respectively. During 2005 and 2004, 100,000 and 35,000 restricted shares were issued for services and rent aggregating approximately $259,500 and $194,000.

[10]	Equity funding commitment:

On September 5, 2000, the Company entered into an agreement with Swartz Private Equity, LLC (“Swartz”) pursuant to which Swartz granted to the Company a $50,000,000 equity funding commitment which continues for a period of thirty-six months. The agreement provides that from time to time, at the Company’s

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005
Note H — Stockholders’ Equity (continued)
request, Swartz will purchase from the Company that number of the Company’s common shares equal to 15% of the number of shares traded on the market in the 20 business days after the start of the requested purchase. The purchase price will be the lesser of, 91% of the average market price during that 20-day period or such market price minus $0.20. Swartz will not be required to purchase at any one time shares having a value in excess of $2,000,000. If the Company is in need of funds, the Company may make additional requests at intervals of approximately 30 days.
As a commitment fee, the Company granted to Swartz commitment warrants to purchase 960,101 shares of the Company’s common stock which warrants can be exercised through August 15, 2005. The total number of commitment warrants is subject to antidilution provisions. The warrant exercise price is reset to the lowest closing price of the Company’s common stock during the five trading days ending on each six-month anniversary of warrant issue date. During 2002, 76,456 commitment warrants were exercised for proceeds of approximately $60,000. During 2003, in accordance with the warrant agreements, Swartz exercised the remaining 883,645 commitment warrants in a cashless exercise transaction, receiving 647,270 common shares.
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
The Agreement with Swartz terminated on September 5, 2003.

[11]	Warrants:

At December 31, 2005, outstanding warrants to acquire shares of the Company’s common stock are as follows:

Exercise		Number of
Price	Expiration	Shares Reserved
$1.52	September 18, 2007	5,000	(Note H [2])
(a)	(a)	125,000	(Note H[4])
$.75	None	500,000	(b)
$.01	None	551,200	(c)
$.01	None	73,000	(d)
$.01	None	72,000	(e)
$.01	None	9,000	(f)
$5.00	Ten Years	210,000	(g)
$.01	None	6,000	(h)
$.01	None	12,500	(j)
(a)	Exercisable at IPO price and exercisable five years from IPO.

(b)	On April 15, 2002, the Company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named the chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the Company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its Company’s technology at $.75 per share. The Company will record a charge representing the fair value of the warrants when the warrants become exercisable.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005
Note H — Stockholders’ Equity (continued)
(c)	The Company issued 1,080,000 warrants, exercisable at $.01 per share, 528,800 warrants were exercised for proceeds of aggregate $5,484 in accordance with a purported June 30, 2004 agreement with a management consulting firm. (see Note J) On April 19, 2006 the remaining exercise price on the $.01 warrants was received.

(d)	For the year ended December 31, 2005, the Company is authorized to issue 12,000 warrants to each of four nonemployee directors under the Nonemployee Directors Stock Plan and 5,000 warrants to its audit committee chairman for services rendered to the Board and to the committee. The exercise price is $.01 per share with no expiration date. (see Note H[8])

(e)	The Company issued 120,000 warrants to a consultant, exercisable at .01 per share, 48,000 warrants were exercised in 2005.

(f)	In June 2005, the Company issued 12,000 warrants to a consultant, exercisable at ..01 per share, 3,000 warrants were exercised in 2005.

(g)	During 2005, the Company issued 210,000 warrants to consultants, exercisable at $5.00 per share. The warrants carry a ten year term. None were exercised in 2005.

(h)	During 2005, the Company issued 6,000 warrants to a consultant, exercisable at .01 per share. None were exercised in 2005.

(i)	The Company issued 25,000 warrants exercisable to each of two investors along with the purchase of 50,000 shares of preferred class A stock, at .01 per share. All 50,000 warrants were exercised in 2005.

(j)	The Company issued 12,500 warrants exercisable to one investor along with the purchase of 12,500 shares of preferred class A stock at .01 per share. None were exercised in 2005.

[12]	Issuance of Stock and Warrants by Subsidiary:

During the quarters ended June 30, and September 30, 2003, the Company’s subsidiary Ice, issued 308,041 shares of its common stock at $.76 per share realizing aggregate proceeds of $234,000 in a private placement. These issuances reduced the Company’s interest in the subsidiary from 72% to approximately 69.26%. Based on the Company’s accounting policy, the change in the Company’s proportionate share of Ice’s equity resulting from the additional equity raised by the subsidiary is accounted for as a capital transaction and has been reflected as an increase in stockholders’ equity. Pursuant to Ice’s private placement the Company, has reserved the right but not the obligation, for a period not to exceed 30 months from June 9, 2003 or any subsequent offering of Ice stock, to purchase all of the capital stock of Ice (including shares to be issued upon exercise of outstanding warrants of Ice) at a purchase price equal to the greater of $3.00 per share or the appraised value of Ice with such appraised value capped at $6.00 per share.

In connection with the private placement, Ice issued 53,948 warrants to the placement agent exercisable at $.76 per share through June 9, 2008. In addition, 50,000 warrants were issued by Ice to a consultant exercisable at $.76 per common share through June 9, 2008. In connection therewith a fair value compensation charge of $36,000 was recognized.

[13]	Shares Issued for Future Consulting Services

On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the Company under their consultant agreements. The Company issued 50,000 business consultant shares valued at $103,000 to such consultants on September 27, 2005, contingent on their performance of future services under such consultant agreements. No shares were sold by the trust in fiscal 2005. 46,500 shares were sold by the trust and the proceeds distributed by the trust to the consultants through April 14, 2006. Under the trust's terms, the Company has no further legal obligation with respect to the payment of the consultants' fees upon depositing the shares in the trust, regardless of any price fluctuations after the date of the deposit.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005
Note I — Commitments and Other Matters

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

On August 1, 2001, the Company entered into three-year employment agreements with its Chief Executive Officer and Chief Operating Officer. The employment agreements provide for annual base salary of $240,000 pro rated for calendar year 2001 and increasing thereafter by $20,000 per annum. In addition, the agreements provide for an annual bonus of $60,000 for calendar year 2001 and increasing thereafter by $60,000 per annum. On September 1, 2001 the Company entered into a three-year employment agreement with its Vice President — Manufacturing. The employment agreement provides for annual base salary of $144,000 pro rated for calendar year 2001 and increasing by $16,000 for calendar year 2002, and increasing thereafter by $30,000 per annum. In addition, the agreement provides for annual bonuses of $25,000, $40,000 and $50,000 for calendar years 2001, 2002 and 2003, respectively. At March 31, 2002 amounts owing under these employment agreements aggregating approximately $633,000 were settled through the issuance of 448,865 warrants to purchase common stock at an exercise price of $.01. On March 20, 2003, 130,000 of these warrants were exercised and on September 26, 2003, another 50,000 of these warrants were exercised. On April 1, 2004, the balance of 268,865 warrants were exercised.

The Company may pay all compensation under these agreements either in cash or common stock as determined by the Board of Directors. In connection with these agreements, the Company granted 450,000 options at $5.00 per share. The term of the options granted shall be for a period of 10 years and vest immediately. These options were exchanged for a 28% interest in Ice in March 2002. (see Note A)

Effective March 31, 2002 the agreements were terminated and the officers resigned from the Company. Simultaneously, Ice executed employment agreements with the individuals in the name of Ice with the same terms as previously executed and the individuals became officers of Ice. In 2003 and 2002, these individuals contributed $240,000 and $720,000 respectively of accrued compensation to Ice’s capital and agreed to forgo payment of all future monies under their employment agreement until certain board-discretionary performance criteria have been realized.

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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005
Note I — Commitments and Other Matters (continued)

[1]	Employment agreements

On June 30, 2005, the Company entered into a non-exclusive two year consulting agreement for engineering design services. Under the terms of the consulting agreement, the Company will issue annually 12,000 fully and immediately vested $.01 warrants exercisable into common stock of the Company, payable on a quarterly basis. In addition, the Company granted 100,000 stock options under its 1998 Stock Option Plan to acquire shares of its common stock to its engineering design consultant during the three months ended June 30, 2005. The option vests immediately and has a term of ten years. The exercise price for the option is $5.00 per share. The Company valued the options at $247,000 using the Black-Scholes option/pricing model and charged operations. This agreement was terminated in the third quarter of 2005.

During 2005, the Company entered into non-exclusive two year consulting agreements with various consultants. Under the terms of the consulting agreements, the Company will issue payment to be made in cash, business consultants stock or a combination hereof, in the Company’s sole discretion. The consultants were issued $5.00 warrants exercisable into .01 par value common stock of the Company. Such warrants are fully vested, exercisable immediately and have a ten year term. The Company issued 210,000 warrants in 2005 and valued the warrants at $377,000 using the Black-Scholes option/pricing model and charged operations.[See Note H 11[G]]

[2]	Variable Gear, LLC

In June 2000, the Company sold 100,000 shares of common stock to a stockholder for $5.00 per share and granted an exclusive world-wide license of all its technology to Variable Gear, LLC (“Variable Gear”) (an entity owned 51% by the stockholder) for the aeronautical and marine markets. Variable Gear is to pay the Company a royalty of 4% of the gross selling price of products incorporating the technology and 49% of compensation received with respect to sublicense income through January 1, 2008. The Company owns the remaining 49% of Variable Gear. The Company does not share in any profit or losses in this entity. On January 1, 2008, the Company is required to purchase the membership interest of the stockholder at the then fair market value as defined. At December 31, 2005 such fair value cannot yet be reasonably determined.

The market price of the Company’s stock at the date of the transaction was $3.50. Accordingly, $1.50 per share has been allocated to the license agreement. The license revenue of $150,000 is classified as deferred revenue.

[3]	Leases:

The company has leased premises for use as its executive offices. The lease is for a period of 3 years, commencing July 1, 2004 expiring on June 30, 2007 with monthly rental payments of approximately $2,200. The company is also responsible for its share of real estate taxes, certain maintenance and repair costs, and increases in utility costs associated with the premises.

On August 1, 2004, the company sublet, as a tenant, a portion of a facility for a term of six months at a rental rate of $600 per month. On December 31, 2004, the company purchased from the previous owner certain assets for approximately $68,000 and assumed the lease of the underlying tenant for the entire premises. The lease term expires on February 28, 2007 with a monthly rental payments of $2,100. Rent expense for the year ended December 31, 2005 was approximately $311,000.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005
Note I — Commitments and Other Matters (continued)

[3]	Leases: (continued)

On March 1, 2005 the company entered into a one year lease with a shareholder pursuant to which the company rents an office, conference room, shop and manufacturing facility. The company is also furnished with the services of three engineers and two machine operators at the facility. The company is obligated to pay 10,000 shares of its common stock on a monthly basis for the facility and services. This lease was not renewed.

Minimum future obligations under the leases are as follows:

Year ending December 31
2006	$51,000
2007	17,000

$68,000

Note J — Management Agreement
On February 20, 2004 the company entered into an agreement with a management-consulting firm to assist the company in executing a business plan to commercialize its full terrain vehicle. Upon execution of the agreement, the company granted 15,306 shares of common stock in settlement of $75,000 owed upon execution of the agreement. Pursuant to the February 20th agreement, the company issued 28,792 common shares in monthly fees and granted 620,000 warrants, of which 153,600 were exercised during the third quarter of 2004 and none were exercised during the third quarter of 2005. The February 20th agreement was terminated and replaced with a new agreement effective June 30, 2004 with the same management consulting firm pursuant to which the management consulting firm furnished individuals to serve as the company’s chief executive officer, chief financial officer and chairman of its board of directors as well as continuing to provide all of the business consulting and technical services provided under the February 20th agreement. As under the February 20th agreement, under the June 30th agreement, no payments of any kind, stock, warrants or options were made to the individuals furnished by the management consulting firm but all payments, stock issuances, warrants or options were made by the company directly to the management consulting firm as called for under the June 30th agreement. The June 30th agreement was for an initial term of 24 months and could have been renewed for an additional 24 month periods unless either party provides notice to the other at least sixty days prior to the end of the term. With one significant exception, the June 30th agreement provided compensation terms similar to those contained in the February 20th agreement. As under the February 20th agreement, the company paid the management consulting firm $50,000, plus 20,000 warrants exercisable at $.01 per share on a monthly basis. In lieu of such payment, upon the happening of a revenue producing event, the company will grant 40,000 warrants per month, exercisable at $.01 per share. Pursuant to the June 30th agreement, the company granted 200,000 warrants on August 20, 2004 and recorded a charge of $1,191,000 in connection with the issuance of the warrant.
The June 30th agreement provided for additional success and other fees payable in warrants. In connection therewith, the company may recognize significant charges in the future if and when such events occur.
Under the February 20th agreement, the company was obligated to grant warrants exercisable at $.01 per share based upon a formula if the closing bid price of the company’s common stock was equal to or greater than $5.00 per share (“equity incentive provision”). In connection with this obligation the company granted 500,000 warrants with a fair value of $2,972,000 during the first quarter of fiscal 2004 as a result of the stock price exceeding $5.00 per share. The company recorded a charge of $444,000 respectively for these warrants for the year ended December 31, 2005.

TORVEC, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005
Note J — Management Agreement (continued)
On September 30, 2005, the Company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that Court’s determination that the Company’s agreements with a management consulting firm were null and void and unenforceable as against the company, its officers and directors.
On February 1, 2006, the company moved for an order granting summary judgment in favor of the company and for such other and further relief as the Court deems just and proper.
The company has provided formal notice to CXO that the agreement, in accordance with its terms, terminates as of June 30, 2006.
While management is confident that its position with respect to the agreements will ultimately be sustained by the courts, it can not state with certainty the probable outcome of this litigation and management has been advised by counsel that such counsel also can not predict the outcome of such litigation. If the Company’s position with respect to the agreements is not sustained and the agreements are upheld, either in whole or in part, the company’s obligations to the management consulting firm will be payable in stock and common stock purchase warrants. Based upon consultation with outside counsel, the Company has not provided any provision for this matter.
Note K — Subsequent Event
During the first quarter of 2006, the Company sold 58,250 Class A Preferred to an additional number of existing shareholders for aggregate proceeds of $233,000. One investor also purchased 20,500 common stock warrants for a purchase price of $2,000. The warrants are exercisable at $1.00 per common share.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None
Item 8 (a) CONTROLS AND PROCEDURES
James Y. Gleasman, as of December 31, 2005, the company’s chief executive officer and interim chief financial officer, respectively, have informed the Board of Directors that, based upon his evaluation of the company’s disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-KSB), such disclosure control and procedures are effective to ensure that information required to be disclosed by the company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and interim chief financial officer) as appropriate to allow timely decisions regarding required disclosure.
Management, with the participation of the company’s chief executive and interim chief financial officer, has concluded that there were no changes in the company’s internal control over financial reporting that occurred during the company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting
PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
(a) Identification of Directors, Executive Officers And Consultants
     The following table sets forth certain information about the current directors, executive officers of the company and its consultants as of December 31, 2005. *

				Date of Election	Date of Termination
	Nominee	Principal Occupation	Age	or Designation	or Resignation
(1)	Gary A. Siconolfi	Chairman of the Board Director	54	10/31/02	**
	325 Van Voorhis Avenue
	Rochester, New York 14617

(2)	James Y. Gleasman 11 Pond View Drive Pittsford, New York 14534	Chief Executive Officer, Interim Chief Financial Officer Director	65	02/20/98	**

(3)	Keith E. Gleasman	President Director	58	09/26/96	**
	11 Pond View Drive
	Pittsford, NY 14534

(4)	Herbert H. Dobbs	Secretary Director	74	02/20/98	**
	448 West Maryknoll Road
	Rochester Hills, Mich. 48309

(5)	Daniel R. Bickel	Director	57	10/31/02	**
	39 Whippletree Road
	Fairport, New York 14450

(6)	Joseph B. Rizzo	Director	41	9/9/2005	**
	39 State Street, Suite 700
	Rochester, New York 14614

* Richard E. Ottalagana became chief executive officer on June 15, 2004 and resigned on March 1, 2005. Philip A. Fain became chief financial officer on June 15, 2004 and chief executive officer on March 1, 2005. He was removed from both positions on August 19, 2005. Read McNamara became chairman of the board on June 15, 2004 and was removed as chairman on August 19, 2005. Messrs. McNamara and Fain resigned as directors on October 26, 2005.
**Changes in Control
     To the knowledge of the company’s management, there are no present arrangements or pledges of the company’s common stock which may result in a change of control of the company. The members of the Board of Directors shall serve until the next annual meeting of shareholders and until their successors are elected or appointed and shall have qualified, or until their prior resignation or termination.
(b) Business Experience
(1)	Mr. Siconolfi was the owner and general manager of Panorama Dodge, Inc., Penfield New York from 1984-1995 and of Panorama Collision, Inc., East Rochester, New York from 1989-1995. He started and managed a highly successful auto/truck dealership and collision business, building the business to annual sales of $20 million, with 5 departments and 65 employees.

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

A very active participant in his community, Mr. Siconolfi is currently involved in commercial real estate. (2) James Y. Gleasman has been a consultant of the company since its inception. His business background includes the following:
o	life-long entrepreneur;

o	skilled in management, finance, strategic planning, organizing and marketing;

o	principal inventor of the infinitely variable transmissions; co-inventor of several other patented inventions;

o	established manufacturing of the Torsen® Differential in Argentina, Brazil, etc.;

o	former principal with two companies formerly owned by the Gleasman family;

o	set business strategies for small companies’ dealings with large companies;

o	joint venture partner with Clayton Brokerage Co. of St. Louis, MO.;

o	owned financial-consulting business;

o	negotiated with numerous Asian Corporations (including Mitsubishi and Mitsui);

o	Educated in Asian philosophy, business practices and culture.
(3)	Keith E. Gleasman is a co-inventor on Torvec patents. His strengths include his extensive marketing and sales executive experience, in addition to his design and development knowledge. His particular expertise has been in the area of defining and demonstrating the products to persons within all levels of the automotive industry, race crew members, educators and students. His experience includes:
o	as former Vice President of Sales for the unrelated Gleason Corporation (Power Systems Division), he designed and conducted seminars on vehicle driveline systems for engineers at the U.S. army tank automotive command;

o	he designed a complete nationwide after-market program for the Torsen differential, which included trade show participation for the largest after-market shows in the U.S., SCORE and SEMA;

o	he has extensive after-market experience including pricing, distribution, sales catalogs, promotions, trade show booths designs and vehicle sponsorships;

o	he was responsible for over 300 articles in trade magazines highlighting the Torsen Differential (e.g., Popular Science, Auto Week, Motor Trend, Off-Road, and Four Wheeler);

o	he designed the FTV vehicle from concept to preproduction prototype;

o	He assisted in developing engineering and manufacturing procedures for the Torsen differential and for all of the Torvec prototypes;

o	he has instructed race teams on use of the Torsen differential (Indy cars, Formula 1, SCCA Trans-Am, IMSA, GTO, GTU, GT-1, NASCAR, truck pullers and off-road racers);

o	he has been trained for up-to-date manufacturing techniques such as NWH, statistical process control and MRP II.
Mr. Gleasman has extensive technical and practical experience, covering all aspect of the company’s products such as, promotion, engineering and manufacturing.

(4)	Dr. Dobbs, Ph.D., P.E., has worked at every level from design engineer to technical director of an Army Major Commodity Command at the two-star level. He has worked as a hands-on engineer and scientist in industry and government, commanded field units, managed Army R & D programs and laboratories and currently has his own practice as a consultant engineer. He has the broad background needed to guide the company’s growth and development.

During his career he has:
o	worked as a manufacturing engineer;

o	worked as a design engineer in the aircraft and missile industry;

o	managed Army laboratories as a captain, lieutenant colonel and colonel;

o	organized, implemented and operated the theater-wide “Red Ball Express” quick response supply system in Vietnam to get disabled weapons and other critical equipment repaired and back into combat as rapidly as possible;

o	Conducted basic research on multi-phase turbulent fluid dynamics supporting development of the gas turbine primary power system now used in the M1 Abrams Main Battle Tank (MBT);

o	managed advanced development of the laser guided 155mm-artillery shell now known as the “Copperhead”;

o	served in Taiwan as a member of the U.S. Military Assistance Advisory Group (MAAG) working with the Republic of China Army General Staff;

o	served as liaison officer between the Army and Air Force for development of the laser seeker for the Hellfire missile;

o	guided development of a new family of tactical vehicles for the Army, including the High Mobility Multipurpose Wheeled Vehicle (HMMWV) now known as the “Hummer”, which uses the Torsen differential.

o	served as Technical Director of U.S. Army Tank-Automotive Command* (TACOM), which then employed some 6,400 people and is responsible for all support of U.S. military ground vehicles (a fleet of 440,000) from development to ultimate disposal with a budget of nearly $10 billion a year. He was also responsible for negotiation and management of military automotive R&D agreements with the French and German Ministries of Defense.

*	Now the U.S. Army Tank-automotive and Armaments Command.

At the end of 1985, Herbert H. Dobbs left government service and started his own consulting practice and began working with the Gleasmans to develop and market the Gleasman family’s inventions. Herbert H. Dobbs holds a Ph.D. in Mechanical Engineering from the University of Michigan and is a registered professional engineer in Michigan. He holds several patents of his own and, among many affiliations, is a member of SAE, ASME, NSPE, AAAS, Sigma XI, AUSA, NDIA and the U.S. Army Science Board. The last named organization is a small group of senior technical and managerial people chosen from industry and academia to provide direct advice to the Secretary of the Army, the Chief of Staff, and the Department of the Army concerning issues of policy, budgets, doctrine, organization, training and technology.

(5)	Daniel R. Bickel is a partner in the accounting firm of Bickel & Dewar, C.P.A.’s, an accounting firm providing a variety of accounting services to small to medium sized business. The services provided include audits, reviews, compilations, business and personal consulting, business acquisition and sale assistance and income tax preparation. Mr. Bickel is a graduate of the Rochester Institute of Technology. He has been licensed in New York State as a certified public accountant for almost 30 years and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He has served as an officer and director of numerous non-profit and civic organizations.

(6)	Joseph B. Rizzo is a partner and head of the Litigation Department of the law firm of Gallo & Iacovangelo, LLP and has held this position since December, 1997. He is a published legal commentator and a lecturer for the New York State Bar Association. He is a member of the New York State Bar Association and the National Crime Victims Bar Association. He appears in the “Strathmore’s Who’s Who” 2005-2006 edition for outstanding leadership and achievement in the practice of law.
(c) Family Relationships
     James Y. Gleasman and Keith E. Gleasman are brothers. There are no other family relationships between any directors or executive officers of the company, either by blood or by marriage.
(d) Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, our executive officers and persons who own more than 10% of our common stock to file initial reports of ownership (Form 3) and reports of changes in ownership of our common stock (Forms 4 and 5) with the Securities and Exchange Commission. These persons are required by SEC regulations to furnish us with copies of all section 16(a) reports they file. To the best of our knowledge, based upon the company’s review of all of the copies of Forms 3 and 4 and 5 received by it, the company believes that, to the extent such Forms were required to be filed, such Forms were timely filed by our current directors and executive officers pursuant to Section 16 of the Securities Exchange Act of 1934, and that no current director or executive officer required to file such Forms failed to either file them or file them in timely fashion.

Item 10. EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table sets forth the aggregate compensation paid or accrued to the company’s chief executive officer and its other named executive officers and consultants by the company for services rendered during the fiscal year ending December 31, 2005:

	Annual		Long Term
	Compensation		Compensation Awards
				Stock
Name and Position	Salary	Consultants Fee	Options Granted	Awards
Richard E. Ottalagana (1)
Chief Executive Officer	$(1)	$(1)	(1)	(1)

Keith E. Gleasman
President	$(2)	$(2)	(2)	(2)

Philip A. Fain (3)
Chief Executive Officer, Chief
Financial Officer	$(3)	$(3)	(3)	(3)
Secretary

James Y. Gleasman(4)
Chief Executive Officer, Interim	$(4)	$(4)	(4)	(4)
Chief Financial Officer

Samuel M. Bronsky(5)
Chief Accounting Officer	$(5)	$(5)	(5)	(5)

(1)	Richard E. Ottalagana became chief executive officer, effective June 15, 2004. He was replaced on March 1, 2005. He was compensated indirectly by the company in fiscal 2005 through the company’s working relationship with CXO on the GO, LLC. See footnote J to the company’s financial statements on page 42. (F-24)

(2)	Mr. Gleasman provided services to the company during fiscal 2005 without compensation from the company. He sold 7,500 of his own shares during fiscal 2005 for proceeds of $25,645 in lieu of receiving a consulting fee.

(3)	Philip A. Fain became chief financial officer, effective June 15, 2004 and secretary effective November 9, 2004. He became chief executive officer on March 1, 2005 and was removed from his officer positions on August 19, 2005. He was compensated indirectly by the company in fiscal 2005 through the company’s working relationship with CXO on the GO, LLC. See footnote J to the company’s financial statements on page 42. (F-24)

(4)	Mr. Gleasman provided services to the company during fiscal 2005 without compensation from the company. He sold 11,000 of his own shares during fiscal 2005 for proceeds of $36,472 in lieu of receiving a consulting fee.

(5)	Mr. Bronsky was paid $12,980 for services rendered during fiscal 2005. He resigned as chief accounting officer in June, 2005.

Option/SAR Grants in Last Fiscal Year
     The following table sets forth certain information for the named executive officers as well as the company’s consultants with respect to the grant of options to purchase common stock during the fiscal year ended December 31, 2005.

	Shares	% of Options
	Underlying
Name	Options Granted	Granted	Exercise Price	Expiration Date

Richard E. Ottalagana	(1)	(1)	$(1)	(1)
Keith E. Gleasman	0	0	$—	—
Philip A. Fain	(1)	(1)	$(1)	(1)
James Y. Gleasman	0	0	$—	—
Samuel M. Bronsky	0	0	$—	—

(1)	See footnote J to the company’s consolidated financial statements on page 42. (F-24)
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     The following table sets forth certain information for the named executive officers as well as the company’s consultants with respect to the exercise of options to purchase common stock during the fiscal year ended December 31, 2005 and the number and value of securities underlying unexercised options held by the named executive officers as well as the company’s consultants as of such date.

			Number of Unexercised		Value of Unexercised
			Options at		In-the-Money Options
	Shares		December 31, 2005		at December 31, 2005(1)
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard E. Ottalagana	(2)	(2)	(2)	(2)	$(2)	$(2)
Keith E. Gleasman	0	0	237,967	0	$0	$0
Philip A. Fain	(2)	(2)	(2)	(2)	$(2)	$(2)
James Y. Gleasman	0	0	334,575	0	$0	$0
Samuel M. Bronsky	0	0	100,000	0	$0	$0

(1)	The closing price of the company’s common stock on December 30, 2005, the last trading date for such fiscal year was $1.44 per share. Since the per share exercise price is $5.00 under the option agreements, none of the options were “in-the-money” as of that date.

(2)	See footnote J to the company’s consolidated financial statements on page 42.

Year 2005 Options
     The company granted 100,000 options exercisable at $5.00 per share to a company engineer in the fiscal year ended December 31, 2005 under the company’s 1998 Stock Option Plan.
1998 Stock Option Plan
     On December 1, 1997, the company’s Board of Directors adopted the company’s 1998 Stock Option Plan pursuant to which officers, directors, key employees and/or consultants of the company may be granted incentive stock options and/or non-qualified stock options to purchase up to an aggregate of 2,000,000 shares of the company’s common stock. On May 27, 1998, the company’s shareholders approved the 1998 Stock Option Plan. On December 17, 1998, the company registered the shares reserved for issuance under the 1998 Stock Option Plan under the Securities Act of 1933.
     With respect to incentive stock options, the Plan provides that the exercise price of each such option must be at least equal to 100% of the fair market value of the common stock on the date that such option is granted (110% of fair market value in the case of shareholders who, at the time the option is granted, own more than 10% of the total outstanding common stock), and requires that all such options have an expiration date not later than the date which is one day before the tenth anniversary of the date of the grant of such options (or the fifth anniversary of the date of grant in the case of 10% shareholders). However, in the event that the option holder ceases to be an employee of the company, such option holder’s incentive options immediately terminate. Pursuant to the provisions of the Plan, the aggregate fair market value, determined as of the date(s) of grant, for which incentive stock options are first exercisable by an option holder during any one calendar year cannot exceed $100,000.
     With respect to non-qualified stock options, the Plan permits the exercise price to be less than the fair market value of the common stock on the date the option is granted and permits Board discretion with respect to the establishment of the terms of such options. Unless the Board otherwise determines, in the event that the option holder ceases to be an employee of the company, such option holder’s non-qualified options immediately terminate.
     As of December 31, 2005, 1,673,895 options have been issued to current and former officers and directors at an average exercise price of $5.00 per share and 100,000 and 50,000 options have been issued to a former engineer at an exercise price of $5.00 and $2.26 respectively, per share.
Business Consultants Stock Plan
     On June 2, 1999, the company created a Business Consultants Stock Plan and reserved 200,000 shares of the company’s $.01 par value common stock, which may be issued from time to time to business consultants and advisors who provide bona fide services to the company, provided that such services are not in connection with the offer or sale of securities of the company in a capital raising transaction and do not directly or indirectly promote or maintain a market for the company’s securities.
     With respect to the actual issuance by the company of shares for services rendered in accordance with the terms of the Plan, the per share value of such shares is equal to the closing price for the company’s common stock on a date which is the date of the event triggering the issuance of the shares or is one business day immediately prior to such date as quoted in the over-the-counter market (OTCBB).
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
     For the fiscal year ending December 31, 2005, the company issued 836,309 shares of common stock under the Business Consultants Stock Plan.
Nonmanagement Directors Plan
     On October 1, 2004, the Board of Directors approved a Nonmanagement Directors Plan pursuant to which each nonmanagement director is entitled to receive, on an annual basis for services rendered as a director, warrants to purchase 12,000 shares of the company’s common stock at $.01 per share. In addition, the chairman of the audit committee is entitled to receive, on an annual basis for services rendered as chairman, additional warrants for 5,000 shares of the company’s common stock at $.01 per share.
     No director is eligible to receive warrants if he attends less than 75% of the meetings of the Board and any committee(s) of which he is a member. The plan permits the company to grant warrants pro rata on a contingent basis in anticipation of a director completing his term of office with at least a 75% attendance record.
     For the fiscal year ended December 31, 2005, the company issued 47,000 warrants under the Nonmanagement Directors Plan of which 21,000 were exercised. For the fiscal year ended December 31, 2005, there were 76,000 outstanding warrants.
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership — Common Stock
The following table presents information concerning the beneficial ownership of the shares of our common stock as of December 31, 2005 by:
o	each person who is known by us to beneficially own more than 5% of our common stock;

o	each of our directors;

o	each of our named executive officers; and

o	all of our directors and executive officers as a group.
The number and percentage of shares beneficially owned are based on 30, 052,630 shares of common stock outstanding as of December 31, 2005. Beneficial ownership is determined under rules promulgated by the Securities and Exchange Commission. Shares of common stock subject to options that are exercisable on December 31, 2005 or exercisable within 60 days thereafter are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of calculating the number of shares beneficially owned and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of calculating the percentage ownership of any other person. Except as indicated in the footnotes to this table, these persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

	Number of	Percent
Name and Address of	Shares	of Shares
Beneficial Owner	Owned	Owned
Margaret F. Gleasman	3,090,750 (1)	10.2%
11 Pond View Drive
Pittsford, NY 14534

(1)	Includes 396,189 shares which may be purchased through the exercise of ten year options, all exercisable at $5.00 per share.

		Number of		Percent
Name and Address of		Shares		of Shares
Beneficial Owner	Position	Owned		Owned
Gary A. Siconolfi	Chairman of the Board	178,783	(1)	less than 1%
325 VanVoorhis Avenue
Rochester, New York 14617

James Y. Gleasman	Chief Executive Officer, Interim	6,390,901	(2)	21%
11 Pond View Drive	Chief Financial Officer, Director
Pittsford, New York 14534

Keith E. Gleasman	President	9,566,233	(3)	31.6%
11 Pond View Drive	Director
Pittsford, New York 14534

Herbert H. Dobbs	Secretary	459,550	(4)	1.53%
448 West Maryknoll Road	Director
Rochester Hills, Mich. 48309

Daniel R. Bickel	Director	68,850	(5)	less than 1%
39 Whippletree Road
Fairport, New York 14450

Joseph B. Rizzo	Director	—		—
39 State Street, Suite 700
Rochester, New York 14614

All Directors and Officers		13,864,317		44.87%
As a Group

(1)	Includes 100,000 common shares which may be purchased through the exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share.

(2)	Includes 25,000, 270,164 and 39,575 common shares which may be purchased through the exercise of ten year options granted on December 1, 1997, September 30, 2002 and January 5, 2004, respectively, all exercisable at $5.00 per share. Includes 1,400,000 shares held by the Vernon E. Gleasman Grandchildren’s Trust and 1,400,000 shares held by the Margaret F. Gleasman Grandchildren’s Trust of which Mr. Gleasman is co-trustee.

(3)	Includes 25,000, 181,149 and 31, 818 shares which may be purchased through the exercise of ten year options granted on December 1, 1997, September 30, 2002 and December 22, 2003, respectively, all exercisable at 5.00 per share. Includes 60, 000 common shares owned by Mr. Gleasman’s sons. Includes 1,400,000 shares held by the Vernon E. Gleasman Grandchildren’s Trust and 1,400,000 shares held by the Margaret F. Gleasman Grandchildren’s Trust of which Mr. Gleasman is co-trustee. Includes 1,666,666 shares held by the James Y. Gleasman Children’s Trust of which Mr. Gleasman is co-trustee.

(4)	Includes 100,000 shares which may be purchased through the exercise of a ten year option granted on January 1, 1998, exercisable at $5.00 per share. Includes 21,000 common stock warrants issued under the Nonmanagement Directors Plan.

(5)	Includes 25,000 which may be purchased through the exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share. Includes 29, 750 common stock warrants issued under the Nonmanagement Directors Plan.

(6)	Includes an aggregate 797,706 common shares which may be purchased through the exercise of options, all of which are exercisable at $5.00 per share; 1,400,000 shares held by the Vernon E. Gleasman Grandchildren’s Trust; 1,400,000 shares held by the Margaret F. Gleasman Grandchildren’s Trust; and 1,666,666 shares held by the James Y. Gleasman Children’s Trust. Includes 50,750 common stock warrants issued under the Nonmanagement Directors Plan. Includes 60,000 shares owned by Keith E. Gleasman’s sons. The 2,800,000 shares owned by the Vernon and Margaret Gleasman Grandchildren’s Trusts are counted only once for this calculation.

Security Ownership — Preferred Stock
     No director, executive officer and/or 5% shareholder owns any of our Class A or our Class B Preferred Stock.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Certain Transactions
     During the ten plus years prior to the incorporation of the company, Vernon E., Keith E. and James Y. Gleasman invented and patented numerous improvements relating to drive mechanisms for tracked vehicles, transmissions, hydraulic pumps/motors, a unique form of gearing, universal joints, and constant velocity joints as disclosed in such patents. Upon the company’s incorporation, the Gleasmans assigned all of their right, title and interest to and in such inventions and patents to the company in exchange for the issuance of 16,464,400 shares of the company’s common stock and the agreement of the company to pay the Gleasmans the sum of $365,000 for expenditures in the development of these inventions and products, the Gleasmans having agreed to waive and release the company from payment of any other expenses that they had incurred in the development of these inventions and products. The Board of Directors of the company concluded that the value of the inventions, patents and patent applications assigned to the company, as well as the value of the services rendered, had a value in excess of the par value of the number of shares transferred to the assignors and service providers, respectively. Shares issued are fully paid and nonassessable.
     On April 15, 1997, the company issued 1,000,000 shares of its $.01 par value common stock to certain principals of LT Lawrence & Co., Inc. as compensation pursuant to the terms of a nonexclusive financial consulting agreement entered into February 11, 1997. LT Lawrence & Co., Inc. dissolved in March 1998, although the principals still hold the shares which were issued to them less any shares they may have sold. As a result of the same transaction, there are 125,000 outstanding consulting common stock warrants which may be exercised if and when the company has an initial public offering of its common stock.
     On June 29, 2000, the company announced that it had granted an exclusive, world-wide license of all its automotive technology to Variable Gear, LLC for the aeronautical and marine markets. Variable Gear will pay the company 4% royalties for 7 years after which the company can repurchase the license. Variable Gear is owned 51% by Robert C. Horton, a company shareholder. The company owns the remaining 49%.
     During the fiscal years ending December 31, 2003, December 31, 2004 and December 31, 2005, the company paid Richard B. Sullivan, Esq. 55,000, 130,000 common shares and 120,000 common stock warrants, respectively, in recognition by the board of directors of bona fide, distinctly nonlegal services rendered to the company individually by Mr. Sullivan from 1997 to and through December 31, 2005. These payments were in addition to amounts paid to the law firm of which Mr. Sullivan was a member during the period 1997 through December 16, 2005 for bona fide, distinctly legal services rendered by such law firm to the company. On December 16, 2005, Mr. Sullivan withdrew from such law firm and was immediately engaged by the company as its general counsel. His compensation for both legal as well as nonlegal services rendered to the company during 2006 will be $144,000, payable in cash or business consultants stock or a combination of both, in the company’s discretion. The company has terminated its relationship with Mr. Sullivan’s former firm.
     Mr. Sullivan has been asked to serve as trustee of a trust created by a number of consultants providing services to the company. If and to the extent the company chooses to pay these consultants in shares of the company’s business consultants stock, such shares will be deposited directly by the company to such trust upon standing instructions given to the company by each of the consultant-grantors. The trustee shall sell such shares in the market at prevailing market prices on behalf of the consultant-grantors. As of December 31, 2005, the company has contributed 50,000 business consultants’ shares in prepayment for services to be rendered by such consultants. The trustee is actively engaged in selling such shares. He receives no compensation for such services.
     In connection with the performance of services to the company by Mr. Sullivan, both legal and nonlegal, the board of directors of the company has made the determination that Mr. Sullivan is not an executive officer of the company within the meaning of Item 401(b) of Regulation S-B and Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934.

     Other than as described herein, there have been no material transactions, series of similar transactions or currently proposed transactions to which the company was or is a party, in which the amount invested exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the company to own of record or beneficially more than five percent of the company’s common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. For purposes of this disclosure, to the best of the company’s knowledge neither Mr. Sullivan nor Mr. Horton own more than 5% of the company stock.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.
(a) Exhibits
     The following Exhibits, as applicable, are attached to this Annual Report (Form 10-KSB). The Exhibit Index is found on the page immediately succeeding the signature page and the Exhibits follow on the pages immediately succeeding the Exhibit Index.
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession
2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.
(3)	Articles of Incorporation, By-laws
3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A , Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.5	Certification of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.
(4)	Instruments defining the rights of holders including indentures

None

(9)	Voting Trust Agreement

None

(10)	Material Contracts
10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, and April 20, 2004 respectively;

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31,2004;

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steven Urbanik, Floyd G. Cady,Jr., and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24,2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005.

10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004, creating the non-management directors plan.

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

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

None
(b) Reports Filed on Form 8-K
Current Report filed on October 4, 2005; Current Report filed on October 6, 2005;
Current Report filed on October 25, 2005; Current Report filed on October 28, 2005;
Current Report filed on December 2, 2005; Current Report filed on January 10, 2006;
Current Report filed on January 20, 2006; Current Report filed on January 31, 2006.
Current Report filed on February 22, 2006; Current Report filed on March 3, 2006;
Current Report filed on March 22, 2006

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate amount the company was billed for professional services rendered by Eisner LLP for the audit of the company’s annual financial statements, for the review of the company’s financial statements included in the company’s quarterly reports filed with the Securities and Exchange Commission, and for services normally provided in connection with statutory and regulatory filings or engagements for each of the immediately preceding two fiscal years were:

Fiscal 2004	Fiscal 2005
$78,500	$77,233
Audit Related Fees
The aggregate amount the company was billed for professional services rendered by Eisner LLP for audit related services for each of the immediately preceding two fiscal years were:

Fiscal 2004	Fiscal 2005
$3,000	$—
The Company filed a registration statement in 2004 for its Business Consultants Plan.
Tax Fees
The aggregate amount the company was billed for professional services rendered by Eisner LLP for tax compliance, tax planning and tax advice for each of the immediately preceding three fiscal years were:

Fiscal 2003	Fiscal 2004	Fiscal 2005
$—	$—	$—
These services specifically included:
- tax return compliance for federal and state income/franchise tax purposes: and
- advice and/or opinions on tax planning and tax reporting matters, including research, discussions, preparation of memorandums and attendance at meetings, as mutually determined to be necessary, including but not limited to the following areas — international taxes, mergers, acquisitions and divestitures, employee compensation, benefits and related reporting requirements, accounting methods, response to inquiries and notices regarding federal and state taxes.
All Other Fees
The aggregate amount the company was billed for professional services rendered by Eisner LLP for all legally permissible non-audit services, other than audit-related services and tax services, for each of the immediately preceding two fiscal years were:

Fiscal 2003	Fiscal 2004
$—	$—

Pre-Approval of Policies and Procedures
Article II of our Audit Committee Charter, as amended, specifically provides that the Audit Committee must pre-approve all auditing and legally permissible non-auditing services to be performed by the company’s registered public accounting firm. In accordance with such mandate, at a meeting held on January 15, 2003, the Audit Committee established a set of procedures governing the pre-approval process. Under the procedure, for each fiscal year, the Committee first shall determine the general nature and scope of the audit, audit-related, tax and other legally permissible non-audit services to be performed by the company’s registered accounting firm. Prior to the performance of any services, the Committee shall require such firm to submit to the Committee one or more engagement letter(s) delineating specific audit, audit-related, tax and other legally permissible non-audit services to be rendered (together with a schedule of fees with respect to each of such services). Upon receipt of such engagement letter(s), the Committee shall review and approve such engagement letter(s) in advance of the performance of any such services, including the specific advance approval of fees in connection with each of such services. Upon approval and execution of each of such engagement letter(s) by the Committee, the registered public accounting firm shall perform such pre-approved services in accordance with the terms and conditions of each engagement letter and shall not engage in any other services unless each of said services, if any, shall have been specifically approved (including the specific approval of all fees associated therewith) by the Audit Committee in advance of the rendering any such service.
Audit -Committee Approval
The Audit Committee pre-approved 100% of the services rendered by Eisner LLP in accordance with such Committee’s Pre-Approval Policies and Procedures.

FORWARD-LOOKING STATEMENTS
     This Annual Report contains forward-looking statements that are based on current expectations, estimates and projections about the company and its plans for future operation as well as management’s beliefs and assumptions. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
     The Future Factors that may affect the company, its plans for its future operations and performance and results of the company’s future business include, but are not limited to, the following:
a.	the company’s ability to raise significant capital to fund its business during fiscal year 2006 and beyond;

b.	the company’s ability to enter into collaborative joint working arrangements, formal joint venture arrangements and/or licensing arrangements with domestic and/or foreign governments, automotive industry manufacturers and suppliers to manufacture and promote the company’s inventions;

c.	industry and consumer acceptance of the company’s inventions;

d.	the level of competition and resistance in the automotive and related industries;

e.	general economic and competitive conditions in the markets and countries in which the company will operate, and the risks inherent in any future international operations;

f.	the strength of the U.S. dollar against currencies of other countries where the company may operate, as well as cross-currencies between the company’s future operations outside of the U.S. and other countries with whom it transacts business.
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

TORVEC, INC.

Date: April 17, 2006	By:	S — James Y. Gleasman
James Y. Gleasman, Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17,2006	By:	S — James Y. Gleasman
James Y. Gleasman, Chief Executive Officer, Interim Chief
Financial Officer and Director

Dated: April 17,2006	By:	S — Keith E. Gleasman
Keith E. Gleasman, President and Director

Dated: April 17,2006	By:	S — Herbert H. Dobbs
Herbert H. Dobbs, Secretary and Director

Dated: April 17,2006	By:	S — Daniel R. Bickel
Daniel R. Bickel, Director

Dated: April 17,2006	By:	S — Joseph B. Rizzo
Joseph B. Rizzo, Director

Dated: April 17,2006	By:	S — Gary A. Siconolfi
Gary A. Siconolfi, Director

EXHIBIT INDEX

EXHIBIT			PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

	2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.	N/A

(3)	Articles of Incorporation, By-laws

	3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A , Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.5	Certification of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.	N/A

(4)	Instruments defining the rights of holders including indentures

	None		N/A

(9)	Voting Trust Agreement

	None		N/A

(10)	Material Contracts

	10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

EXHIBIT			PAGE

10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to
		Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;	N/A

	10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective: June 11, 1999 as amended by reference to Form S-8 Registration Statement registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000 and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003 and April 20, 2004 respectively;	N/A

	10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;	N/A

	10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;	N/A

	10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;	N/A

	10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

	10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

	10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

	10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

	10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

	10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

EXHIBIT			PAGE

	10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;	N/A

	10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

	10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

	10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

	10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;;	N/A

	10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

	10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

EXHIBIT			PAGE

	10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;	N/A

	10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

	10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

	10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

	10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

	10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

	10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

	10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

	10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

	10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steve Urbanik, Floyd G. Cady, Jr. and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

EXHIBIT			PAGE

	10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005	N/A

	10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004, creating the non-management directors plan.	71

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

(16)	Letter on change in certifying accountant

None

(18)	Letter re change in accounting principles

None

(20)	Other documents or statements to security holders

None

(21)	Subsidiaries of the registrant Ice Surface Development, Inc. (New York) Iso-Torque Corporation (New York) IVT Diesel Corp. (New York) Variable Gear, LLC (New York)

(22)	Published report regarding matters submitted to vote of security holders

None

(23)	Consents of experts and counsel

(23.1)	Eisner LLP Consent		75

(24)	Power of attorney

None

(31)	Rule 13(a)-14(a)/15(d)-14(a) Certifications		76

(32)	Section 1350 Certifications		77

(99)	Additional exhibits

None