Form 10-Q
period 2006-03-31
TORVEC INC
filed 2006-05-23
CIK 1063197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                          COMMISSION FILE NO. 000-24455

                                  TORVEC, INC.
             (Exact name of registrant as specified in its charter)


            NEW YORK                                              16-1509512
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         1169 PITTSFORD VICTOR ROAD, SUITE 125 PITTSFORD, NEW YORK 14534
              (Address of principal executive offices and Zip Code)

                                 (585) 248-0740
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [ ]

Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b-2 of the
Exchange Act).                                                    Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Exchange Act).           Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                               Number of Shares Outstanding at
            Class                        May 19, 2006
            -----              ---------------------------------
COMMON STOCK, $.01 PAR VALUE              30,321,267


                                      Shares to cover the options will not be
Options Outstanding & Not Exercised       issued until they are exercised.
-----------------------------------   ---------------------------------------
             1,823,895

TORVEC, INC. AND SUBSIDIARIES
(A Development Stage Company)

                                      INDEX

                                                                           PAGE
                                                                          ------
         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Torvec, Inc. and Subsidiaries Condensed Consolidated Balance
         Sheets - March 31, 2006 (Unaudited) and December 31, 2005
         (Audited)                                                        3


         Torvec, Inc. and Subsidiaries Condensed Consolidated
         Statements of Operations and Comprehensive Income (Loss) --
         For the Three Months Ended March 31, 2006 and 2005 (Unaudited)   4

         Torvec, Inc. and Subsidiaries Condensed Consolidated
         Statements of Cash Flows -- For the Three Months Ended
         March 31, 2006 and 2005 (Unaudited)                              5

         Notes to Condensed Consolidated Financial Statements             6 - 23

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                       24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.      32

Item 4.  Controls and Procedures.                                         33

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.                                               34

Item 1A. Risk Factors.                                                    35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.     35

Item 3.  Defaults Upon Senior Securities.                                 35

Item 4.  Submission of Matters to a Vote of Security Holders.             35

Item 5.  Other Information.                                               35

Item 6.  Exhibits.                                                        35 -41

         SIGNATURES PAGE                                                  42

         EXHIBIT INDEX                                                    43

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Condensed Consolidated Balance Sheets
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                                                           MARCH 31, 2006   DECEMBER 31, 2005
                                                           --------------   -----------------
                                                             (UNAUDITED)      (DERIVED FROM
                                                                            AUDITED FINANCIAL
                                                                               STATEMENTS)
ASSETS
Current assets:
   Cash                                                     $     75,000      $     51,000
   Prepaid expenses and other receivable                          58,000            67,000
                                                            ------------      ------------
      Total current assets                                       133,000           118,000
                                                            ------------      ------------
Property and Equipment:
   Office equipment                                               42,000            42,000
   Shop equipment                                                126,000           126,000
   Leasehold improvements                                          3,000             3,000
   Transportation equipment                                       99,000            99,000
                                                            ------------      ------------
                                                                 270,000           270,000
Less accumulated depreciation and amortization                    93,000            82,000
                                                            ------------      ------------
Net property and equipment                                       177,000           188,000
                                                            ------------      ------------
Other Assets:
License, less accumulated amortization of $1,762,000
   and $1,548,000, respectively                                1,498,000         1,712,000
Deposits                                                           2,000             2,000
                                                            ------------      ------------
      Total Other Assets                                       1,500,000         1,714,000
                                                            ------------      ------------
                                                            $  1,810,000      $  2,020,000
                                                            ============      ============
LIABILITIES
Current liabilities:
   Notes payable                                            $      5,000      $      5,000
   Accounts payable                                              166,000           148,000
   Accrued liabilities                                         1,541,000         1,541,000
                                                            ------------      ------------
      Total current liabilities                                1,712,000         1,694,000
Deferred revenue                                                 150,000           150,000
Notes payable, net of current portion                             18,000            19,000
                                                            ------------      ------------
      Total liabilities                                        1,880,000         1,863,000
                                                            ------------      ------------
Minority interest                                                     --             8,000
                                                            ------------      ------------
Commitments and other matters
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 100,000,000
   shares authorized 3,300,000 designated as
   Class A, Non-voting, cumulative dividend
   $.40 per share, per annum, convertible
   preferred, 517,493 shares issued and
   outstanding (liquidation preference $2,367,887)                 5,000             5,000
   300,000 designated as Class B, Non-voting,
   cumulative dividend $.50 per share, per annum,
   convertible preferred, 42,500 shares issued
   and outstanding (liquidation preference $245,605)
   Common stock, $.01 par value, 40,000,000 shares
   authorized, 30,201,266 and 30,052,630 issued and
   outstanding, at March 31, 2006 and December 31, 2005,
   respectively                                                  302,000           300,000
Additional paid-in capital                                    37,851,000        37,267,000
Shares issued for future consulting services                     (47,000)         (103,000)
Deficit accumulated during the development stage             (38,181,000)      (37,320,000)
                                                            ------------      ------------
                                                                 (70,000)          149,000
                                                            ------------      ------------
                                                            $  1,810,000      $  2,020,000
                                                            ============      ============

See notes to condensed financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                      SEPTEMBER 25,
                                                                                           1996
                                                              THREE MONTHS ENDED       (INCEPTION)
                                                                  MARCH 31,              THROUGH
                                                          -------------------------     MARCH 31,
                                                              2006          2005           2006
                                                          -----------   -----------   -------------
REVENUE                                                   $        --   $        --   $         --
                                                          -----------   -----------   ------------
COST AND EXPENSES:
   Research and development                                   397,000       501,000     13,174,000
   General and administrative                                 472,000       996,000     26,279,000
                                                          -----------   -----------   ------------
LOSS BEFORE MINORITY INTEREST                                (869,000)   (1,497,000)   (39,453,000)
   Minority interest in loss of consolidated subsidiary         8,000        69,000      1,272,000
                                                          -----------   -----------   ------------
NET LOSS                                                     (861,000)   (1,428,000)    38,181,000
   Preferred stock beneficial conversion feature                   --       159,000        715,000
   Preferred stock dividend                                    55,000        32,000        330,000
                                                          -----------   -----------   ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS              $  (916,000)  $(1,619,000)  $(39,226,000)
                                                          ===========   ===========   ============
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS PER SHARE                                 $     (0.03)  $     (0.06)
                                                          ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
   STOCK - BASIC AND DILUTED                               30,128,000    29,137,000
                                                          ===========   ===========

See notes to condensed financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                               SEPTEMBER 25,
                                                                                                    1996
                                                                                                (INCEPTION)
                                                                        THREE MONTHS ENDED        THROUGH
                                                                            MARCH 31,            MARCH 31,
                                                                     -----------------------   -------------
                                                                        2006         2005           2006
                                                                     ---------   -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(861,000)  $(1,428,000)  $(38,181,000)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                 225,000       219,000      1,879,000
         Gain on sale of fixed assets                                       --       (10,000)       (10,000)
         Minority interest in loss of consolidated subsidiary           (8,000)      (69,000)    (1,272,000)
         Compensation expense attributable to common stock in
            Subsidiary                                                      --            --        619,000
         Common stock issued for services                              236,000       750,000      9,617,000
         Shares issued for future consulting services                   56,000                       56,000
         Contribution of services                                       75,000        75,000      1,884,000
         Compensatory common stock, options and warrants                39,000        41,000     13,027,000
         Changes in:
            Prepaid expenses                                             9,000       142,000        103,000
            Accounts payable and accrued expenses                       19,000       (12,000)     3,616,000
            Deferred revenue                                                --            --        150,000
            Deposits                                                        --            --         (2,000)
                                                                     ---------   -----------   ------------
               Net cash used in operating activities                  (210,000)     (292,000)    (8,514,000)
                                                                     ---------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       --        (5,000)      (270,000)
   Cost of acquisition                                                      --            --        (16,000)
   Proceeds from sale of fixed asset                                        --        10,000         10,000
                                                                     ---------   -----------   ------------
               Net cash provided by (used in) investing activities          --         5,000       (276,000)
                                                                     ---------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sales of common stock and upon exercise of
   options and warrants                                                     --            --      6,490,000
   Net proceeds from sales of preferred stock                          233,000       190,000      2,402,000
   Net proceeds from sale of subsidiary stock                               --            --        234,000
   Net proceeds from sale of warrants                                    2,000                        2,000
   Proceeds from long - term borrowings                                     --            --         29,000
   Repayments of long-term debt                                         (1,000)           --        (30,000)
   Proceeds from (repayment of) stockholders' loans-net                     --            --        103,000
   Distributions                                                                                   (365,000)
                                                                     ---------   -----------   ------------
               Net cash provided by financing activities               234,000       190,000      8,865,000
                                                                     ---------   -----------   ------------
NET INCREASE (DECREASE) IN CASH                                         24,000       (97,000)        75,000
Cash at beginning of period                                             51,000       574,000             --
                                                                     ---------   -----------   ------------
CASH AT END OF PERIOD                                                $  75,000   $   477,000   $     75,000
                                                                     =========   ===========   ============

See notes to condensed financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
March 31, 2006
(unaudited)

NOTE A - THE COMPANY

The interim information contained herein with respect to the three month periods ended March 31, 2006 and March 31, 2005 and the period from September 25, 1996 (inception) through March 31, 2006 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q and Item 310(b) of Regulation S-K. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Included are all ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three months ended March 31, 2006 and 2005, and since inception. The results are not necessarily indicative of results to be expected for the year.

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

For the period from September 25, 1996 (inception) through March 31, 2006, the company has accumulated a deficit of $38,181,000, and at March 31, 2006 has a working capital deficiency of $1,579,000 and has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company's efforts have been principally devoted to research and development, raising capital and marketing of its products. Substantial additional financing will be required by the company to fund its activities. In the circumstances the company has established a budget to provide for its continued operations through December 31, 2006. On April 11, 2006, the company had secured a funding commitment from a stockholder and officer to fund any cash shortfall for operations through December 31, 2006. In addition to the funding commitment, the company has sold 58,250 Class A Preferred shares through March 31, 2006 for proceeds of $233,000.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  CONSOLIDATION:

     The financial statements include the accounts of the company, its majority-owned subsidiary, Ice (69.26% owned at March 31, 2006), and its wholly owned subsidiary Iso-Torque Corporation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Notes to Condensed Consolidated Financial Statements
March 31, 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[4]  LICENSE:

     Through December 31, 2004, the license was being amortized over its estimated remaining useful life which correlate to the underlying patent. Effective January 1, 2005, the company changed its estimate of economic useful life to 3 years. Charges for amortization in each of the quarters ended March 31, 2006, and 2005 was $214,000. Such amortization expense is included in research and development expense.

     Total future amortization of the license are as follows:

Period Ending
   March 31,      Amount
-------------   ----------
     2007       $  856,000
     2008          642,000
                ----------
                $1,498,000
                ==========

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

[6]  LOSS PER COMMON SHARE:

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At March 31, 2006 and 2005, the company excluded 3,574,015 and 2,841,417 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive.

[7]  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amount of cash, accounts payable, notes payable and accrued expenses approximates their fair value due to the short maturity of those instruments.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
March 31, 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8]  STOCK-BASED COMPENSATION:

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

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based Payment." We elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market price of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

     SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with SFAS 95, as amended.

     No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-c, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123R.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
March 31, 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8]  STOCK-BASED COMPENSATION: (CONTINUED)

     As of March 31, 2006, the Company did not have any unrecognized stock compensation related to unvested awards.

     The following table illustrates the effect on net loss and earnings per share if the fair value based method had been applied to the prior period.

                                                         THREE MONTHS ENDED
                                                           MARCH 31, 2005
                                                         ------------------
Reported net loss attributable to common stockholders       $(1,619,000)
Add: Stock-based compensation expense under APB No.
25 included in net loss, net of related tax effects              41,000
Stock-based employee compensation determined under
the fair value based method prior to adoption of SFAS
123R, net of related tax effects                                (41,000)
                                                            -----------
Pro Forma net loss attributable to common stockholders      $(1,619,000)
                                                            ===========
Loss per share:
   Basic and diluted attributable to common
   stockholders - as reported                               $     (0.06)
   Basic and diluted attributable to common
   stockholders - pro forma                                 $     (0.06)

     Stock option compensation expense was $0 for the three months ended March 31, 2005.

     The following summarizes the activity of the Company's stock options for the three months ended March 31, 2006:

                                                               WEIGHTED
                                                  WEIGHTED     AVERAGE
                                                   AVERAGE    REMAINING    AGGREGATE
                                                  EXERCISE   CONTRACTUAL   INTRINSIC
                                        SHARES      PRICE        TERM        VALUE
                                      ---------   --------   -----------   ---------
Number of shares under option plan:
Outstanding at January 1, 2006        1,823,895     $4.85
Granted
Exercised
Canceled or expired
                                      ---------     -----
Outstanding at March 31, 2006         1,823,895     $4.85        3.75          $0
                                      =========     =====        ====         ===
Exercisable at March 31, 2006         1,823,895     $4.85        3.75          $0
                                      =========     =====        ====         ===

     The Company did not grant any options under the plans during the quarter ended March 31, 2006.

     At March 31, 2006, all outstanding options were fully vested.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
March 31, 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[9]  REVENUE RECOGNITION:

     Revenue in connection with the granting of a license to Variable Gear LLC is to be recognized when all conditions for earning such fee is complete. Revenue will be recognized when the related products are shipped, title has passed, collections are reasonably assured and the company has no further obligation. An allowance for discounts and returns will be taken as a reduction of sales within the same period the revenue is recognized. Such allowances will be based on facts and circumstances.

[10] IMPAIRMENT OF LONG-LIVED ASSETS:

     The company follows Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets. An impairment loss is recognized whenever the carrying amount of the asset exceeds its fair value.

[11] RECENT ACCOUNTING STANDARDS:

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impractical to determine period specific changes. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company's financial statements.

NOTE C - LICENSES FROM THE TRUSTEES OF DARTMOUTH COLLEGE

     On November 28, 2000, Ice entered into a 20-year exclusive license with the Trustees of Dartmouth College ("Dartmouth") for land-based applications to a novel ice adhesion modification system developed by Dr. Victor Petrenko at Dartmouth's Thayer School of Engineering for $25,000. The license agreement provided for a single payment of $140,000 (paid in 2000) for sponsored research and a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income.

     Expense for the above agreements totaled $5,750 and $5,750 for the quarters ended March 31, 2006 and 2005, respectively. On February 27, 2004, Dartmouth agreed to defer payment of the $15,000 royalty due November 2003. The company paid the $15,000 deferred royalty fee and the $25,000 royalty fee for the 2004 license year in the first quarter 2005.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
March 31, 2006

NOTE D - RELATED PARTY TRANSACTIONS

[1] Commencing January 1, 2004, the Gleasmans entered into an arrangement with the company to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company on a noncompensated basis. In addition, Keith
     E. Gleasman will continue to serve as President and as a director and James
     Y. Gleasman will serve as Chief Executive Officer, Interim Chief Financial Officer, Investor Relations and as a director, again on a noncompensated basis. In accordance with this arrangement, for the quarter ended March 31, 2006, the company did not pay the Gleasmans any consulting fees for their services. The company recorded approximately $75,000 for the estimated value of these services as a contribution to capital based upon approved time and hours spent and recorded $50,000 to research and development and $25,000 to general and administrative.

[2] During 2005 and 2004, the company paid a member of the Gleasman family for administrative, investor and engineering services rendered. The individual is paid as a consultant for services. This individual was paid $11,040 and $11,462 for the quarters ended March 31, 2006 and 2005, respectively. Management believes the rate of compensation is reasonable.

[3] During the years ended December 31, 2005 and 2004, the company issued to a stockholder 90,000 and 35,000 common shares as rent for the company's use of a facility valued at approximately $259,000 and $194,000, respectively, based upon the fair market value of the common stock on the date of issuance. This arrangement terminated effective February 28, 2006. No common shares were issued to the stockholder during the quarter ended March 31, 2006 and no further amounts are due under the arrangement. The company has recorded $42,000 of rent expense for the month of March 2005.


[4] During the three months ended March 31, 2006 and 2005 the company incurred approximately $0 and $147,000, respectively, for consulting services provided to the company by outside counsel exclusive of legal services.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
March 31, 2006

NOTE E - NOTE PAYABLE - STOCKHOLDERS, OFFICER AND OTHER NOTES PAYABLE

NOTES PAYABLE - FINANCIAL INSTITUTION

     During the year ended December 31, 2005, the company financed a vehicle as a prototype in which the vehicle is collateral for a loan. The loan in the amount of $24,000 is paid in monthly installments of principal and interest at 6.59% per annum of $479 through December 2010.

     The following represents the required minimum payments:

      Period Ending March 31
      ----------------------
2007                                $ 5,700
2008                                  5,700
2009                                  5,700
2010                                  5,700
2011                                  4,300
                                    -------
   Total Minimum payments            27,000
Less-amount representing interest     4,000
                                    -------
                                     23,000
Less-Current Maturities               5,000
                                    -------
Long Term Portion                   $18,000
                                    =======

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
March 31, 2006

NOTE F - STOCKHOLDERS' EQUITY

[1]  CLASS A PREFERRED STOCK:

     In January 2002, the company authorized the sale of up to 2,000,000 shares of its Class A Non-Voting Cumulative Convertible Preferred Stock ("Class A Preferred"). During 2002, the company sold 38,500 shares at $4.00 per share of its Class A Preferred in a private placement offering for approximately $142,000 in net proceeds. Each share of Class A Preferred is convertible into one share of voting common stock and entitles the holder to dividends, at $.40 per share per annum. The holder has the right to convert after one year subject to Board approval. At March 31, 2006 and 2005, dividends in arrears amounted to approximately $298,000 and $119,000, respectively.

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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
March 31, 2006

NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

[1]   CLASS A PREFERRED STOCK:  (CONTINUED)

     During 2005, the company sold 200,000 Class A Preferred for $800,000 and issued 62,500 common stock warrants with an exercise price of $.01 per share. Such warrants are convertible immediately and are exercisable for ten years.

     During the first quarter of 2005, the company sold 47,500 Class A Preferred to one investor for $190,000.

     During the first quarter of 2006, the company had sold 58,250 Class A Preferred to private investors for proceeds of $233,000. One investor also purchased 20,500 common stock warrants for a purchase price of $2,000. The warrants are exercisable at $1.00 per common share.

     On May 17, 2006 the company sold 25,000 Class A Preferred to private investor for proceeds of $100,000 and 25,000 common stock warrants with an exercise price of $.01 per share.

[2]  CLASS B PREFERRED STOCK:

     On October 21, 2004, the company authorized the sale of up to 300,000 shares of its Class B Non-Voting Cumulative Convertible Preferred Stock ("Class B Preferred"). During 2004, the company sold 42,500 shares at $5.00 per share of its Class B Preferred for $212,500. Each share of Class B Preferred is cumulative convertible into either one share of voting common stock of the company or one share of common stock of Iso-Torque Corporation under certain circumstances and entitles the holder to dividends, at $.50 per share per annum. The holder has the right to convert after one year subject to Board approval. At March 31, 2006 and 2005, dividends in arrears amounted to approximately $33,000 and $8,000, respectively.

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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
March 31, 2006

NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

[3]  BUSINESS CONSULTANT STOCK PLAN:

     For the quarter ended March 31, 2006 and 2005, the company issued 133,636 and 194,920, respectively, shares to business consultants under the Stock Plan. As of March 31, 2006, 916,223 shares are available for future issuances under the Stock Plan.

[4]  NONMANAGEMENT DIRECTORS PLAN:

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

     At December 31, 2005, 88,250 warrants were issued and vested immediately. The company issued 44,000 warrants and recorded a charge of $113,000 to general and administrative expenses representing the excess of the fair market value and $.01 per share of such warrants in 2005. During 2005, two directors exercised 39,500 warrants granted to them under the Nonmanagement Directors Plan.

     For the quarter ended March 31, 2006 and 2005, the company granted 13,250 and 10,250, respectively, warrants under the Nonmanagement Directors Plan. During the quarter ended March 31, 2006 and 2005, 15,000 and 12,000 warrants were exercised, respectively.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
March 31, 2006

NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

[5]  SHARES ISSUED FOR SERVICES AND RENT:

     During 1998, the company granted 1,000 shares of common stock, valued at $3.00 per share, for services provided. During 1997, the company granted 12,000 and 2,000 shares of common stock for services provided. The company valued the shares at their fair value of $1.50 and $3.00 per share, respectively. During 2003 and 2002, 15,640 and 134,964 restricted shares were issued for services aggregating approximately $18,000 and $198,000, respectively. During 2005 and 2004, 100,000 and 35,000 restricted shares were issued for services and rent aggregating approximately $259,500 and $194,000, respectively. During the quarter ended March 31, 2006, no restricted shares were issued.

[6]  WARRANTS:

     As of March 31, 2006, outstanding warrants to acquire shares of the company's common stock are as follows:

    Exercise                               Number of
     Price           Expiration         Shares Reserved
---------------  ------------------     ---------------
$       1.52     September 18, 2007       5,000(Note F [2])
            (a)                    (a)  125,000(Note F [4])
$        .75     None                   500,000(b)
$        .01     None                   551,200(c)
$        .01     None                    71,250(d)
$        .01     None                    72,000(e)
$        .01     None                     9,000(f)
$       5.00     Ten Years              210,000(g)
$        .01     None                     6,000(h)
$1.00; $ .01     None                    51,750(j)
$        .01     None                     7,500(k)
$       1.00     None                    20,500(l)

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

(c) The company has issued 1,080,000 warrants, exercisable at $.01 per share, 528,800 warrants were exercised for proceeds of aggregate $5,484 in accordance with purported agreements with a management consulting firm. (see Note F) Subsequent to March 31, 2006, as more fully described in Note I, the company issued an additional 245,000 warrants to the management consulting firm.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
March 31, 2006

NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

(d) For the quarter ended March 31, 2006, the company issued 3,000 warrants to each of four nonmanagement directors under the Nonmanagement Directors Stock Plan and 1,250 warrants to its audit committee chairman for services rendered to the Board and to the committee. The exercise price is $.01 per share with no expiration date. (see Note F [8]) During the quarter ended March 31, 2006, 15,000 warrants were exercised.

(e) The company issued 120,000 warrants to a consultant, exercisable at .01 per share, 48,000 warrants were exercised in 2005. None were exercised for the quarter ended March 31, 2006.

(f) In June 2005, the company issued 12,000 warrants to a consultant, exercisable at .01 per share, 3,000 warrants have been exercised through March 31, 2006.

(g) During 2005, the company issued 210,000 warrants to consultants, exercisable at $5.00 per share. The warrants carry a ten year term. None have been exercised through March 31, 2006.

(h) During 2005, the company issued 6,000 warrants to a consultant, exercisable at .01 per share. None have been exercised through March 31, 2006.

(i) The company issued 25,000 warrants exercisable to each of two investors along with the purchase of 50,000 shares of Preferred Class A stock, at .01 per share. All 50,000 warrants were exercised in 2005.

(j) During 2005, the company issued 12,500 common stock warrants to an investor in connection with his purchase of 12,500 Class A Preferred. During the quarter ended March 31, 2006, the company issued 39,250 common stock warrants to investors along with their purchase of 38,250 shares of Class A Preferred.

(k) During the quarter ended March 31, 2006, the company issued 7,500 common stock warrants, exercisable at $.01 per share for financial advice rendered by a consultant.

(l) During the quarter ended March 31, 2006, one investor purchased 20,500 common stock warrants exercisable at $1.00 per share for a purchase price of $2,000.

[7]  ISSUANCE OF STOCK AND WARRANTS BY SUBSIDIARY:

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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
March 31, 2006

NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

[8]  SHARES ISSUED FOR FUTURE CONSULTING SERVICES

     On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the company under their consultant agreements. The company issued 50,000 business consultant shares valued at $103,000 to such consultants on September 27, 2005, contingent on their performance of future services under such consultant agreements. Such services were rendered and the trustee distributed to the consultants the proceeds of sales of such shares directly to the consultants. During the first quarter March 31, 2006, the trustee sold 39,470 shares for $56,000 from the trust to satisfy obligations to consultants. On April 18, 2006, the company issued another 50,000 business consultant shares valued at $82,500 to such consultants, contingent on their future performance of services under such consultant agreements. The company's payment obligations with respect to the consultant agreements are met once it has issued shares to the trust in accordance with directives received from the consultants and the consultants, not the company, bear the risk of loss in the event the proceeds of stock sales by the trustee are less than the value of the stock contributed to the trust by the company on the date of contribution.

NOTE G - COMMITMENTS AND OTHER MATTERS

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

     During 2005, the company entered into non-exclusive two year consulting agreements with various consultants. Under the terms of the consulting agreements, the company will issue payment to be made in cash, business consultants stock or a combination hereof, in the company's sole discretion. The consultants were issued $5.00 warrants exercisable into $ .01 par value common stock of the company. Such warrants are fully vested, exercisable immediately and have a ten year term. The company issued 210,000 warrants in 2005 and valued the warrants at $377,000 using the Black-Scholes option/pricing model and charged operations.

[2]  VARIABLE GEAR, LLC

     On January 1, 2008, the company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. The company does not share in any profit or losses in this entity. At March 31, 2006 such fair market value cannot yet be reasonably estimated.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
March 31, 2006

NOTE G - COMMITMENTS AND OTHER MATTERS (CONTINUED)

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

NOTE H - MANAGEMENT AGREEMENT

On February 20, 2004 the company entered into an agreement with a management-consulting firm to develop and execute a business plan to commercialize its full terrain vehicle. Upon execution of the agreement, the company granted 15,306 shares of common stock in settlement of $75,000 owed upon execution of the agreement. Pursuant to the February 20th agreement, the company issued 28,792 common shares in monthly fees and granted 620,000 warrants, of which 153,600 were exercised during the third quarter of 2004 and none were exercised during the third quarter of 2005. The February 20th agreement was terminated with respect to all its terms and supposed to be replaced with a new agreement effective June 30, 2004 with the same management consulting firm by which the management of the company was taken over by the management consulting firm which furnished individuals to serve as the company's chief executive officer, chief financial officer and chairman of its board of directors. The June 30th agreement was for an initial term of 24 months and could be renewed for an additional 24 month periods unless either party provides notice to the other at least sixty days prior to the end of the term. With one significant exception, the June 30th agreement was supposed to provide compensation terms similar to those contained in the February 20th agreement. As under the February 20th agreement, the company paid the management consulting firm $50,000, plus 20,000 warrants exercisable at $.01 per share on a monthly basis. In lieu of such payment, upon the happening of a revenue producing event, the company will grant 40,000 warrants per month, exercisable at $.01 per share. Pursuant to the purported June 30th agreement, the company granted 200,000 warrants on August 20, 2004 and recorded a charge of $1,191,000 in connection with the issuance of the warrant.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
March 31, 2006

NOTE H - MANAGEMENT AGREEMENT (CONTINUED)

The purported June 30th agreement provided for additional success and other fees payable in warrants. In connection therewith, the company may recognize significant charges in the future if and when such events occur.

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

At its meeting held June 9, 2004, at which meeting approval of the June 30, 2004 agreement was supposed to be given, the Board of Directors specifically considered and rejected the equity incentive provision and, in lieu thereof, voted to increase the consulting firm's success fee from 3% to 8%. Thus, the June 30, 2004 agreement, as approved by the Board, was not to contain the "equity incentive provision." On August 11, 2004, the Board approved the minutes of the June 9, 2004 meeting reflecting its rejection of the equity incentive provision without objection.

On April 12, 2005 the Board voted to terminate the June 30th agreement, which it believed did not contain any equity incentive provision, at the request of the management consulting firm due to its internal reorganization. The Board approved a new agreement with the reorganized consulting firm, conditioned upon such consulting firm's representation that no material change would be made to the June 30th agreement as such agreement had been approved by the Board on June 9, 2004. That is, the Board's understanding was that the purported April 12 agreement, like the purported June 30 agreement, did not contain any equity incentive provision.

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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
March 31, 2006

NOTE I - LITIGATION

On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that Court's determination that the company's agreements with the management consulting firm were null and void and unenforceable as against the company, its officers and directors.

On February 1, 2006, the company moved for an order granting summary judgment in favor of the company and for such other and further relief as the Court deems just and proper. The company's motion is based upon its contention that specific provisions of the purported April 12, 2005 agreement are illegal and void as a matter of law and that since the illegal provisions are central to the purported agreement's main purpose, such provisions in the absence of a "severability" provision, vitiates the entire document. The provisions in question require that James and Keith Gleasman, as directors and majority shareholders of the company, vote their shares to perpetuate members of the managing firm as directors and officers of the company. Other provisions require Messrs. Gleasman to indemnify members the managing firm from liability for their conduct. The company's motion was also based upon its view that the enforcement of the purported agreement would result in unjust enrichment since the company believes that the management consulting firm has not provided the services called for under the agreements and that the firm has already been paid far more than the value of the services actually rendered to it by such firm. In addition, the members of the firm have performed no services for the company since July, 2005 and no longer serve the company as officers or directors, or in any other capacities. The enforcement of the purported agreements would only compel the company and its shareholders to pay the management consulting firm substantial sums for inadequate performance.

On April 27, 2006, the Court dismissed the company's summary judgment motion as to the illegality of the agreements and, in addition, granted the management consulting firm's motion for summary judgment as to a limited number of counterclaims brought against the company solely with respect to the February agreement. On May 8, 2006, the Court entered a judgment and order directing the company to honor the exercise of two warrants (under both the February and June agreements) which had previously presented to the company for an aggregate 40,000 common shares and, in addition, grant a warrant to the management consulting firm for 245,000 common shares earned under the contested equity incentive provision, exercisable at $.01 per share. The Court also ordered the company to honor the approximately 511,200 additional warrants previously granted to the firm under the contested June and April agreements.

The company's litigation counsel believe the Court has committed reversible error and such counsel, on May 9, 2006, filed a notice of appeal with respect to the Court's decision, judgment and order with the Appellate Division of the New York Supreme Court, Fourth Department. In addition, on May 15, 2006, litigation counsel filed a motion for readjustment or renewal with the trial Court on the basis that such Court had overlooked significant facts supporting the company's position and completely misstated certain facts in a manner to sustain defendants position. The motion is also based upon counsels view that the trial Court misapplied well settled legal principles in granting defendants summary judgment motions.

Compliance with the Court's order has required the issuance of common stock and the grant of warrants. Compliance with future adverse orders, if any, rendered by the Court similarly would require the issuance of common stock.

The company has given due notice to the management consulting firm that, even if the agreements were to be upheld in their entirety, they terminate in accordance with their terms as of June 30, 2006.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
March 31, 2006

NOTE J - SUBSEQUENT EVENT

On April 18, 2006, the company issued 50,000 business consultant shares valued at $82,500 to such consultants, contingent on their future performance of services under such consultant agreements. The company's payment obligations with respect to the consultant agreements are met once it has issued shares to the trust in accordance with directives received from the consultants and the consultants, not the company, bear the risk of loss in the event the proceeds of stock sales by the trustee are less than the value of the stock contributed to the trust by the company on the date of contribution.

On May 17, 2006 the company sold 25,000 Class A Preferred to private investor for proceeds of $100,000 and 25,000 common stock warrants with an exercise price of $.01 per share.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                PLAN OF OPERATION

(a)  Overall Business Strategy

          The company's overall business strategy relating to the commercialization of its technologies continues to be:

               - to license or sell any one or all of its technologies (i.e. the infinitely variable transmissions, the hydraulic pump/motor system, the Iso-Torque(TM) differential, the spherical gearing constant velocity joint mechanism, the ice technology) in order to provide the capital management believes is necessary to successfully implement its stated goal to manufacture and market its FTV(TM) worldwide, especially in the Asian, African, South and Central American, and Eastern European markets.

          The company's plan of operation relative to its automotive inventions during fiscal 2006 is:

               - to continue the ongoing real world testing of our modular, hydromechanical infinitely variable transmission in both our GM Tahoe and a diesel-powered vehicle and to showcase the performance of such transmission to the worldwide automotive industry, local, regional and national governments and to private sector vehicle end-users, such as the U.S. military, companies with large truck fleets and school bus companies;

               - to continue demonstrating the Iso-Torque differential both in the Nissan 350-Z as well in as other, strategically-targeted vehicles to the worldwide auto industry, local, regional and national governments and to private sector end-users, such as the U.S. military, companies with large truck fleets and school bus companies;

               - to continue demonstrating the Full Terrain Vehicle (FTV) to the worldwide auto industry, local, regional and national governments and to private sector end users, such as the U.S. military;

               - to continue ongoing discussions with such governments and private sector end-users as well as with automotive manufacturers and 1st-Tier suppliers worldwide in order to consummate one or more joint venture or other business combinations that would lead to the commercialization of the company's products;

               - to continue ongoing discussions with glass manufacturers regarding the joint development and commercialization of the ice technology with a view to the license or sale of such technology;

               - to continue to improve the company's inventions and, where appropriate, to obtain patent protection on such new improvements.

     Information regarding the company and all of its inventions, including regular updates on technological and business developments, can be found on the company's website, www.torvec.com.

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

     The company's ice technology is licensed under an agreement with Dartmouth College, which provides for a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income.

(b)  Current Status of Product Development

     Based upon our experience and research to date, we believe the following inventions will eventually become commercially viable:

     - the FTV(TM), including the steering drive and suspension for tracked vehicles;

     -    the Iso-Torque(TM) differential;

     -    our infinitely variable transmissions;

     -    the hydraulic pump and motor;

     -    spherical gearing constant velocity mechanism;

     -    the ice technology.

These inventions are in the following stages of development:

- The Iso-Torque(TM) differential - patent protection for this invention was issued July 8, 2004. Through our wholly-owned subsidiary, Iso-Torque Corporation, we built a prototype Iso-Torque differential and have been demonstrating these differentials to government and private sector visitors at our development facility and under real-world driving conditions. The successful testing and showcasing of the Iso-Torque differential has lead management to focus upon the strategy the company is employing to market and commercialize the Iso-Torque differential. A significant aspect of this strategy is highway safety.

     All differentials manufactured by the company's competitors are plagued by a fundamental flaw in the physics governing differentials --- a flaw which creates an imbalance of traction when one drive wheel is on dry pavement and the other is on loose gravel, grass, snow, ice or other slippery surface. Similarly, an imbalance of traction occurs when a vehicle is going around a sharp corner with less traction on the outside wheels.

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

     During the quarter ended March 31, 2006, the Iso-Torque differential was tested in the race cars of a Nissan senior racing team at its facilities in California. The tests were very successful and the racing team has requested the company to provide additional Iso-Torque differentials for installation in its racing cars for the 2006 racing season.

     The full terrain vehicle (FTV) requires at least two Iso-Torque differentials and the company plans to incorporate the sale of Iso-Torque differentials in any strategic alliance or other business relationship involving the sale or other transaction incorporating our FTV technology.

- The infinitely variable transmission - the company has developed three infinitely variable transmissions for diesel and gasoline engines, namely, the hydromechanical configured for the Dodge Ram diesel (2003), the all hydraulic for gasoline engines (2004) and the modular, hydromechanical for both gasoline as well as diesel engines.

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

     We believe that our all-hydraulic transmission, functioning as a stand alone transmission, is ideal for use in subcompact, compact and mid-sized cares where, according to the May 9, 2005 issue of Business Week, "Why GM's Plan Won't Work," the auto companies' profit margin is most narrow. We believe the market for the all-hydraulic transmission may very well be the rapidly emerging, but highly competitive Third World markets like China where cost reduction is essential, roads are difficult to traverse, city driving is generally congested and vehicle speeds are reduced.

     While the company's unique pumps and motors can function as a stand alone transmission, they also form the core of the company's infinitely variable, hydromechanical transmission. Our hydromechanical transmission operates both on our unique pumps and motors and on gears. The addition of a gear pack to the hydraulic transmission enables our transmission to operate under the greater torque (power) requirements demanded by SUVs, Hummers, trucks and buses, and is the ideal transmission for these types of vehicles.

     The combination of our hydraulic and hydromechanical transmissions constitutes the company's modular, hydromechanical transmission for which the company has recently filed for patent protection.

     The company believes that all its transmissions --- all hydraulic, hydromechanical and modular ---perform better than an automatic transmission for a number of reasons, including:

               - No vehicle creep - we have all experienced sitting at a red light and our foot comes off the brake. The vehicle creeps forward or rolls backward which, if unanticipated, can be extremely dangerous. We are confident that our transmissions eliminate vehicle creep, whether forward or backward;

               - Increased vehicle control - our transmissions enable a driver to dramatically control vehicle speed, reducing speeds to less than one-half mph ( i.e. approximately 16 ft. per minute ), thus providing greater safety in inclement weather, less fuel usage in traffic jams, greater control and flexibility to maneuver through parking lots and narrow streets (e.g. those in Eastern Europe and Asia), as well as greater maneuverability on rough terrain and poor road conditions;

               - Greater mpg during rapid acceleration - a considerable portion of typical city and suburban driving involves "rapid" acceleration, that is, acceleration from zero to 30 mph at a rate exceeding 6 mph per second. In side-by-side testing of the hydraulic transmission against a Tahoe's automatic transmission in the zero to 30 mph acceleration range, our test results indicated that the automatic transmission used 100% more fuel than our transmission;

               - Increased fuel economy - in response to inquiries made by several auto companies, we have compared our transmission in side-by-side tests under simulated city driving scenarios as well as side-by-side comparisons utilizing the EPA-sanctioned New York City cycle test. Over the course of all of these tests, our transmission consistently achieved an average of 4.33% improvement in fuel efficiency over the Tahoe automatic.

               - Greater operating efficiencies/durability - durability and efficiency are directly related (i.e. the more efficient a device is, the more durable it will also be under test conditions). Heat generated is an extremely accurate measure of efficiency. Our all hydraulic transmission operates in a temperature range of 90 to 160 degrees ( the higher temperature reflects high loads and more difficult driving conditions), with a general operating temperature of approximately 140 degrees. There is no oil cooler (radiator) required, and the entire system utilizes only 6 quarts of oil. In its operating range, our pump is 92% efficient and the motor is 92% efficient, reflecting an overall operating efficiency of 85% (92%x92%). These efficiencies are validated by our operating temperatures. A further confirmation of our transmission's efficiency is greater fuel mileage during acceleration as previously described.

     During 2005, we installed our modular, hydromechanical, infinitely variable transmission in the Tahoe. Preliminary findings from tests designed to measure the engine's revolutions per minute (rpm) conducted under a "full load" (full vehicle weight, 5575 lbs., load resistance on our dynamometer) with the transmission accelerating through 15, 30, 45 and 60 miles per hour
     (mph) demonstrate that our modular, hydromechanical transmission reduces engine rpm dramatically in comparison to the stock, automatic transmission originally installed in the SUV.

     At 15 mph, the engine rpm with the IVT was 600; at 30mph, the rpm was 700; at 45, the rpm was 1100 and at 60 mph, the rpm was 1400. In addition, the engine rpm increases in a steady progression as opposed to the rapid rise and fall characteristic of the automatic as it shifts gears. At "steady state" operation, the engine rpm with the IVT averaged 728 at 30 mph as against 1160 rpm with the automatic and at "steady state" operation at 50mph, the engine rpm with our transmission averaged 1216 as against 1500 rpm with the automatic.

     We also believe our modular hydromechanical transmission will generate impressive fuel savings. To this point, preliminary data gathered from repeatable tests are very positive:

     Test Vehicle:
     GM Tahoe 2004
     5.3L V8 295 HP
     5575 lbs.
     4-speed automatic
     3.73 rear axle ratio
     Test runs on IVT 12-27-05
     3785 ccm per U.S. gallon

     5 min long steady state at 15 mph, 30 mph, 50 mph
     Torvec IVT vs. 4-speed Automatic Tahoe

                                      Avg. Fuel      IVT %
          Avg. Eng RPM    Avg. MPH      Usage     improvement      MPG
          ------------   ---------   ----------   -----------   ---------
IVT       437 RPM        15 MPH      44.5 ccm                   21.26 mpg
4-speed   1089 RPM       15 MPH      62.03 ccm       28.26%     15.25 mpg
IVT       718 RPM        30 MPH      82.32 ccm                  22.98 mpg
4-speed   1175 RPM       29.55 MPH   111.85 ccm       26.4%     16.66 mpg
IVT       1178 RPM       49 MPH      166.3 ccm                  18.58 mpg
4-speed   1504.9 RPM     50.1 MPH    183.17 ccm       9.20%     17.25 mpg

While these findings are preliminary, they were generated by accurate, repeatable tests and management is confident that these results will be confirmed through more exhaustive testing. To this end, we have upgraded our computer software program to maximize the performance of our modular hydromechanical transmission so that we can successfully complete both the old and new EPA sanctioned city and highway tests as well as successfully perform real world driving scenarios.

When we have completed our testing with our hydromechanical transmission in the SUV, we will install it in a diesel fueled vehicle and conduct similar tests with this vehicle.

On June 29, 2000, the company announced that it had granted an exclusive, world-wide license of all its automotive technology to Variable Gear, LLC for the aeronautical and marine markets. Variable Gear will pay the company 4% royalties for 7 years after which the company is obligated to repurchase the license. Variable Gear is owned 51% by an individual who is also a company shareholder. The company owns the remaining 49%. The company does not share in any profit or losses in this entity. Variable Gear to date has not commenced operations or sublicensed our automotive technology in its markets. In the light of such inactivity, the company is in discussions with the shareholder with a view to modifying and/or terminating the agreement.

Subsequent Event

On May 5, 2006, the company presented a detailed proposal on how its technologies can benefit New York State to various New York State governmental officials as well as to representatives of the Greater Rochester Enterprise, a privately-funded organization devoted to encouraging entrepreneurship in upstate New York. This proposal is set forth as Exhibit 99.1 to this Quarterly Report.

(c) Status of Certain, Publicly Announced Negotiations

     In April, 2005, Shanghai Automotive Industry Group (SAIC), China's largest auto manufacturer, sent its Senior Engineer in charge of New Business Development to visit the company's development facility. After this visit, discussions continued and in June, 2005, SAIC invited the company to send a delegation to Shanghai, China in order to explore more in depth possibilities for a strategic alliance, joint venture opportunities and/or other business transaction between the company, SAIC and/or one or more of SAIC's 70 subsidiaries.

     On July 22, 2005, Peng Pu Machine Building Plant Co., Ltd., a SAIC subsidiary, announced that it was engaged with the company in discussions concerning the company's Full Terrain Vehicle (FTV).

     In December, 2005, SAIC again visited the company's facilities, spending several days driving our products, accumulating test data and gathering information. Discussions were held on potential opportunities. A high-level delegation from SAIC/Peng Pu visited the company's facilities in mid-May, 2006 to thoroughly review the status of the company's products and to discuss the outlines of a future business combination between the companies.

     At the same time, the company continues to be engaged in discussions with other private sector companies as well as governmental entities regarding potential transactions involving all of its products.

(d) Company Expenses

     The net loss for the quarter ended March 31, 2006 was $861,000 as compared to the quarter ended March 31, 2005 net loss of $1,428,000. The decrease in the net loss of $567,000 is principally related to decreases in general and administrative expense.

     Research and development expenses for the quarter ended March 31, 2006 amounted to $397,000 as compared to $501,000 for the quarter ended March 31, 2005. This decrease amounted to $104,000. This decrease is attributable to decreased costs associated with commercializing our technologies.

     General and administrative expenses for the quarter ended March 31, 2006 amounted to $472,000 as compared to $996,000 for the quarter ended March 31, 2005. This decrease amounted to $524,000 and is principally due to a reduction of costs resulting from our termination of a management consulting firm.

(e) Liquidity And Capital Resources

     The company's business activities during its fiscal quarter ended March 31, 2006 were funded principally through the sale of 58,250 shares of Class A Preferred to a number of existing shareholders for aggregate proceeds of $233,000. One investor also purchased 20,500 common stock warrants for a purchase price of $2,000. The warrants are exercisable at $1.00 per common share.

     During the fiscal quarter ended March 31, 2006, the company issued 133,636 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work and litigation. As of March 31, 2006 there are 916,223 shares available for future grants under the plan.

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

     For calendar 2006, each of the Gleasmans from time to time intends to sell, from his own personal holdings of Torvec, an average of approximately 500 common shares at prevailing market prices at the time of sale. The total number of shares sold under this plan, if shares were sold on a daily basis throughout the year, represents approximately 3% of the current Gleasman family holdings. No shares were sold by the Gleasmans under this plan for the fiscal year 2006 through May 10, 2006.

     At March 31, 2006, the company's cash position was $75,000, and the company had a working capital deficiency of $1,579,000. The company's cash position at anytime during the fiscal quarter ended March 31, 2006 was directly dependent upon its success in selling Class A Preferred since the company did not generate any revenues. The company believes that current, ongoing discussions with governmental and private sector companies worldwide could very well create a revenue producing event during fiscal, 2006. However, it can not predict when such a transaction will be consummated and therefore, the company does not know whether it will generate revenues from its business activities during fiscal, 2006. On April 11, 2006, the company had secured a funding commitment from a stockholder and officer to fund operations, of approximately $360,000 through December 31, 2006.

     At March 31, 2006, the company had accounts payable and accrued expenses of $1,705,000.

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

(f) Critical Accounting Policies

Stock Based Compensation

     Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based Payment." The company elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market price of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock unit awards and stock option modifications. The adoption of SFAS 123R did not have a material effect on the company's financial statements.

     As of March 31, 2006, there was no remaining unrecognized stock compensation related to unvested awards (net of estimated forfeitures).

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

(h) Impact of Inflation

     Inflation has not had a significant impact on the company's operations to date and management is currently unable to determine the extent inflation may impact the company's operations during its fiscal quarter ending March 31, 2006.

(i) Quarterly Fluctuations

     As of March 31, 2006, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company's operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company's sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company's product revenues may vary significantly by quarter and the company's operating results may experience significant fluctuations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2006, the company does not engage in investment activities and has no material, outstanding indebtedness that would subject it to commodity price, equity price and/or interest rate market risk. The company does not engage in activities that would subject it to foreign currency exchange rate risk.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on current expectations, estimates, and projections about the industries in which the company operates, as well as management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("Future Factors") that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The Future Factors that may affect the operations, performance, and results of the company's business include the following:

     a. the company's ability to raise significant capital to fund its plan of operation;

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

     d. the level of competition and resistance to the company's inventions in the automotive and related industries;

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

     g. changes in business, political and economic conditions and the threat of future terrorist activity in the U.S. and other parts of the world and related military action.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

The company's management, including the chief executive officer and interim chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange
Act) as of March 31, 2006 pursuant to Rule 13a-15(b) under the Exchange Act and has concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

The company's management, with the participation of the company's chief executive officer and interim chief financial officer, has concluded that there were no changes in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that Court's determination that the company's agreement with CXO of Delaware, LLC dated April 12, 2005 is null and void and unenforceable as against the company, its officers and directors.

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

          On November 8, 2005 the defendants answered the company's complaint by asserting that the purported April 12, 2005 agreement is valid and enforceable, that the company's alleged failure to honor the agreement has damaged defendants in amounts to be determined and seeking indemnification under the purported April 12, 2005 agreement for their expenses.

          On February 1, 2006, the company moved for an order granting summary judgment in favor of the company and for such other and further relief as the Court deems just and proper. The company's motion is based upon its contention that specific provisions of the purported April 12, 2005 agreement are illegal and void as a matter of law and that since the illegal provisions are central to the purported agreement's main purpose, such provisions in the absence of a "severability" provision, vitiates the entire document. The provisions in question require that James and Keith Gleasman, as directors and majority shareholders of the company, vote their shares to perpetuate the provisions of members of CXO as directors and officers of the company. Other provisions require Messrs. Gleasman to indemnify members of CXO from liability for their conduct.

          The company's motion is also based upon its view that the enforcement of the purported agreement would result in unjust enrichment. The members of CXO have not performed services for the company since July, 2005 and no longer serve the company as officers or directors, or in any other capacities. The enforcement of the purported agreement would only compel the company and its shareholders to pay CXO for nonperformance.

          On April 27, 2006, the Court dismissed the company's summary judgment motion as to the illegality of the agreements and, in addition, granted the management consulting firm's motion for summary judgment as to a limited number of counterclaims brought against the company solely with respect to the February agreement. On May 8, 2006, the Court entered a judgment and order directing the company to honor the exercise of two warrants (under both the February and June agreements) which had previously presented to the company for an aggregate 40,000 common shares and, in addition, grant a warrant to the management consulting firm for 245,000 common shares earned under the contested equity incentive provision, exercisable at $.01 per share. The company placed the shares and warrants in escrow with the Monroe County Clerk's office. The Court also ordered the company to honor the approximately 511,200 additional warrants previously granted to the firm under the contested June and April agreements.

          The company's litigation counsel believe the Court has committed reversible error and such counsel, on May 9, 2006, filed a notice of appeal on behalf of the company with respect to the Court's decision, judgment and order with the Appellate Division of the New York Supreme Court, Fourth Department. In addition, on May 15, 2006, litigation counsel filed a motion for reargument or renewal with the trial Court on the basis that such Court had overlooked significant facts supporting the company's position and completely misstated certain facts in a manner to sustain defendants position. The motion is also based upon counsels view that the trial Court misapplied well settled legal principles in granting defendants summary judgment motions. Litigation counsel has also advised the company to file a motion to request the Court to review the facts and law relied on by the Court to render its decision.

          Compliance with the Court's order has required the issuance of common stock and the grant of warrants. Compliance with future adverse orders, if any, rendered by the Court similarly would require the issuance of common stock.

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

Item 1A. Risk Factors.

     There have been no significant changes to the risk factors facing the company as disclosed in the Company's Form 10-KSB for the year ended December 31, 2005, other than those described in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation;
     Item 3, Quantitative and Qualitative Discussions About Market Risk; and
     Part II, Item 1, Legal Proceedings, all as set forth herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     All sales of unregistered equity securities taking place during the quarter ended March 31, 2006 were timely reported in Current Reports on Form 8-K filed by the company.

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits.

     Exhibits as required by Item 601 of Regulation S-K, as applicable, are attached to this Quarterly Report (Form 10-Q). The Exhibit Index is found on the page immediately succeeding the signatures page, and the Exhibits follow on the pages immediately succeeding the Exhibit Index.

     (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession

          2.1 Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.

     (3)  Articles of Incorporation, By-laws

          3.1 Certificate of Incorporation, incorporated by reference to Form 10-SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

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

          10.46 Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004, creating the non-management directors plan, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2006.

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

     (99.1) New York State Proposal

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TORVEC, INC.


Date: May, 2006                         By: S - James Y. Gleasman
                                            ------------------------------------
                                            James Y. Gleasman, Chief Executive
                                            Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: May 22, 2006                     By: S - James Y. Gleasman
                                            ------------------------------------
                                            James Y. Gleasman, Chief Executive
                                            Officer, Interim Chief Financial
                                            Officer and Director


Dated: May 22, 2006                     By: S - Keith E. Gleasman
                                            ------------------------------------
                                            Keith E. Gleasman, President and
                                            Director


Dated: May 22, 2006                     By: S - Herbert H. Dobbs
                                            ------------------------------------
                                            Herbert H. Dobbs, Secretary and
                                            Director


Dated: May 22, 2006                     By: S - Daniel R. Bickel
                                            ------------------------------------
                                            Daniel R. Bickel, Director


Dated: May 22, 2006                     By: S - Joseph B. Rizzo
                                            ------------------------------------
                                            Joseph B. Rizzo, Director


Dated: May 22, 2006                     By: S - Gary A. Siconolfi
                                            ------------------------------------
                                            Gary A. Siconolfi, Director

                                  EXHIBIT INDEX

EXHIBIT                                                                            PAGE
-------                                                                            ----
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

(3)      Articles of Incorporation, By-laws

         3.1     Certificate of Incorporation, incorporated by reference to Form
                 10-SB/A, Registration Statement, registering Company's $.01 par value common stock under section 12(g) of the Securities
                 Exchange Act of 1934;                                             N/A

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

         10.46   Minutes of meeting Board of Directors Torvec, Inc., held
                 October 19, 2004, creating the non-management directors plan, incorporated by reference to Form 10-KSB for fiscal year ended
                 December 31, 2005                                                 N/A

(11)     Statement re computation of per share earnings (loss)                     N/A

         Not applicable

(14)     Code of Ethics                                                            N/A

(16)     Letter on change in certifying accountant                                 N/A

         None

(18)     Letter re change in accounting principles                                 N/A

         None

(20)     Other documents or statements to security holders                         N/A

         None

(21)     Subsidiaries of the registrant                                            N/A
         Ice Surface Development, Inc. (New York)
         Iso-Torque Corporation (New York)
         IVT Diesel Corp. (New York)
         Variable Gear, LLC (New York)

(22)     Published report regarding matters submitted to vote of security
         holders                                                                   N/A

         None

(23)     Consents of experts and counsel                                           N/A

(24)     Power of attorney                                                         N/A

         None

(31)     Rule 13(a)-14(a)/15(d)-14(a) Certifications                               49

(32)     Section 1350 Certifications                                               50

(99)     Additional exhibits                                                       N/A

(99.1)   New York State Proposal                                                   51

         None