Form 10-Q
period 2006-06-30
TORVEC INC
filed 2006-08-14
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-24455
TORVEC, INC.
(Exact name of registrant as specified in its charter)

New York	16-1509512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1169 Pittsford Victor Road, Suite 125 Pittsford, New York 14534
(Address of principal executive offices and Zip Code)
(585) 248-0740
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	August 1,2006
Common Stock, $.01 par value	30,410,865

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.

1,823,895

TORVEC, INC. AND SUBSIDIARIES
(A Development Stage Company)
INDEX

		PAGE
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Torvec, Inc. and Subsidiaries Condensed Consolidated Balance Sheets — June 30, 2006 (Unaudited) and December 31, 2005 (Derived from Audited Financial Statements)	3

	Torvec, Inc. and Subsidiaries Condensed Consolidated Statements of Operations— Three and Six Months Ended June 30, 2006 and 2005 (Unaudited) and September 25, 1996 (Inception) through June 30, 2006	4

	Torvec, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows — Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6 - 25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	38 - 43

	SIGNATURES PAGE	44

	EXHIBIT INDEX	45
EX-31.1
EX-32

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)	(Derived from
		Audited Financial
		Statements)
ASSETS
Current assets:
Cash	$45,000	$51,000
Prepaid expenses and other receivable	80,000	67,000

Total current assets	125,000	118,000

Property and Equipment:
Office equipment	42,000	42,000
Shop equipment	126,000	126,000
Leasehold improvements	3,000	3,000
Transportation equipment	99,000	99,000

	270,000	270,000
Less accumulated depreciation and amortization	102,000	82,000

Net property and equipment	168,000	188,000

Other Assets:
License, less accumulated amortization of $1,976,000 and $1,548,000, respectively	1,284,000	1,712,000
Deposits	252,000	2,000

Total Other Assets	1,536,000	1,714,000

	$1,829,000	$2,020,000

LIABILITIES
Current liabilities:
Notes payable, current portion	$5,000	$5,000
Accounts payable	138,000	148,000
Accrued liabilities	1,541,000	1,541,000

Total current liabilities	1,684,000	1,694,000

Deferred revenue	150,000	150,000
Notes payable, net of current portion	17,000	19,000
Advance from shareholder	250,000	—

Total liabilities	2,101,000	1,863,000

Minority interest	—	8,000

Commitments and other matters
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.01 par value, 100,000,000 shares authorized
3,300,000 designated as Class A, Non-voting, cumulative dividend $.40 per share, per annum, convertible preferred, 542,493 shares issued and outstanding (liquidation preference $2,367,887)	5,000	5,000
300,000 designated as Class B, Non-voting, cumulative dividend $.50 per share, per annum, convertible preferred, 42,500 shares issued and outstanding (liquidation preference $245,605)	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 30,410,865 and 30,052,630 issued and outstanding, at June 30, 2006 and December 31, 2005, respectively	304,000	300,000
Additional paid-in capital	39,446,000	37,267,000
Shares issued for future consulting services	(114,000)	(103,000)
Deficit accumulated during the development stage	(39,913,000)	(37,320,000)

	(272,000)	149,000

	$1,829,000	$2,020,000

See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

					September 25,
					1996
					(Inception)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006
Revenue	$—	$—	$—	$—	$—

Cost and expenses:
Research and development	521,000	983,000	918,000	1,484,000	13,720,000
General and administrative	1,211,000	978,000	1,667,000	1,974,000	27,465,000

Loss before minority interest	(1,732,000)	(1,961,000)	(2,585,000)	(3,458,000)	(41,185,000)

Minority interest in loss of consolidated subsidiary	—	68,000	8,000	137,000	1,272,000

Net loss	(1,732,000)	(1,893,000)	(2,593,000)	(3,321,000)	39,913,000
Preferred stock beneficial conversion feature	—	—	—	159,000	715,000
Preferred stock dividend	57,000	38,000	112,000	70,000	387,000

Net loss attributable to common stockholders	$(1,789,000)	$(1,931,000)	$(2,705,000)	$(3,550,000)	$(41,015,000)

Basic and diluted net loss attributable to common stockholders per share	$(0.06)	$(0.07)	$(0.09)	$(0.12)

Weighted average number of shares of common stock — basic and diluted	30,305,000	29,414,000	30,217,000	29,276,000

See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			September 25,
			1996
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(2,593,000)	$(3,321,000)	$(39,913,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	448,000	441,000	2,102,000
Gain on sale of fixed assets	—	(10,000)	(10,000)
Minority interest in loss of consolidated subsidiary	(8,000)	(137,000)	(1,272,000)
Compensation expense attributable to common stock in Subsidiary	—	—	619,000
Common stock issued for services	589,000	1,155,000	9,970,000
Shares issued for future consulting services	(11,000)	—	(11,000)
Contribution of services	150,000	150,000	1,959,000
Compensatory common stock, options and warrants	1,106,000	930,000	14,094,000
Changes in:
Prepaid expenses	(13,000)	118,000	81,000
Deposits	(250,000)	—	(252,000)
Accounts payable and accrued expenses	(10,000)	40,000	3,587,000
Deferred revenue	—	—	150,000

Net cash used in operating activities	(592,000)	(634,000)	(8,896,000)

Cash flows from investing activities:
Purchase of property and equipment	—	(45,000)	(270,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of fixed asset	—	10,000	10,000

Net cash provided by (used in) investing activities	—	35,000	(276,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	2,000	—	6,492,000
Net proceeds from sales of preferred stock	334,000	310,000	2,503,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Net proceeds from sale of warrants	2,000	—	2,000
Proceeds from long – term borrowings	250,000	—	279,000
Repayments of long-term debt	(2,000)	—	(31,000)
Proceeds from (repayment of) stockholders’ loans-net	—	—	103,000
Distributions	—	—	(365,000)

Net cash provided by (used in) financing activities	586,000	310,000	9,217,000

Net increase (decrease) in cash	(6,000)	(359,000)	45,000
Cash at beginning of period	51,000	574,000	—

Cash at end of period	$45,000	$215,000	$45,000

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for future consulting services	$192,000	—
See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note A — The Company and Basis of Presentation
The interim information contained herein with respect to the three and six month periods ended June 30, 2006 and June 30, 2005 and the period from September 25, 1996 (inception) through June 30, 2006 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-Q and Item 310(b) of Regulation S-K. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three and six months ended June 30, 2006 and 2005, and since inception. The results are not necessarily indicative of results to be expected for the year.
Torvec, Inc. (the “company”) was incorporated in New York on September 25, 1996. The company, which is in the development stage, has developed automotive technology for use in automotive applications. The company intends to commercialize specific applications for this technology relating to steering drives for tracked vehicles, infinitely variable transmissions, hydraulic pumps and motors, constant velocity joints, differentials and spherical gearings.
For the period from September 25, 1996 (inception) through June 30, 2006, the company has accumulated a deficit of $39,913,000, and at June 30, 2006 has a working capital deficiency of $1,559,000 and has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts have been principally devoted to the development of its technologies, raising capital and commercializing its products. Substantial additional financing will be required by the company to fund its activities. In the circumstances the company has established a budget to provide for its continued operations through December 31, 2006. The company secured a funding commitment from a stockholder and officer to fund any cash shortfall for operations through June 30, 2007. As of June 30, 2006, there have not been any advances made under this funding commitment. Subsequent to June 30, 2006 and in addition to the funding commitment, the company has sold 62,500 Class A Preferred shares through August 7, 2006 for proceeds of $250,000. Based upon the funding commitment, cash on hand and the additional sale of Class A Preferred Stock, the company anticipates that it will have sufficient cash to fund operations for at least the next twelve months.
Note B — Summary of Significant Accounting Policies
[1]	Consolidation:

The financial statements include the accounts of the company, its majority-owned subsidiary, Ice (69.26% owned at June 30, 2006), and its wholly owned subsidiary Iso-Torque Corporation. All material intercompany transactions and account balances have been eliminated in consolidation.

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
June 30, 2006
Note B — Summary of Significant Accounting Policies (continued)
[4] License:
Through December 31, 2004, the license for the company’s Ice technology was being amortized over its estimated remaining useful life which correlated to the underlying patent. Effective January 1, 2005, the company has changed its estimate of economic useful life to 3 years. Charges for amortization in each of the three and six months ended June 30,2006 and 2005 was $214,000. Such amortization expense is included in research and development expense.
Total future amortization of the license are as follows:

Period Ending
June 30,	Amount
2007	$642,000
2008	642,000

$1,284,000

[5] Use of estimates:
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates are used in valuing the useful lives of its intangible assets, future realizable value of such assets. These estimates are subject to a high degree of judgment and potential change. Actual results could differ from those estimates.
[6] Loss per common share:
Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At June 30, 2006 and 2005, the company excluded 4,199,859 and 2,966,529 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive.
[7] Fair value of financial instruments:
The carrying amount of cash, accounts payable, notes payable and accrued expenses approximates their fair value due to the short maturity of those instruments.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note B — Summary of Significant Accounting Policies (continued)
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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” We elected to use the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with SFAS 123R.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123R.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note B — Summary of Significant Accounting Policies (continued)
[8]	Stock-based compensation: (continued)

As of June 30, 2006, the company did not have any unrecognized stock compensation related to unvested awards.

The following table illustrates the effect on net loss and earnings per share if the fair value based method had been applied to the prior period.

Six Months Ended
June 30, 2005
Reported net loss attributable to common stockholders	$(3,550,000)
Add: Stock-based compensation expense under APB No. 25 included in net loss, net of related tax effects	—
Stock-based employee compensation determined under the fair value based method prior to adoption of SFAS 123R, net of related tax effects	—

Pro Forma net loss attributable to common stockholders	$(3,550,000)

Loss per share:
Basic and diluted attributable to common stockholders — as reported	$(0.12)
Basic and diluted attributable to common stockholders — pro forma	$(0.12)
There was no stock option compensation recorded for the three and six months ended June 30, 2006 and 2005.
The following summarizes the activity of the company’s stock options for the three and six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Number of shares under option plan:
Outstanding at January 1, 2006	1,823,895	$4.85
Granted
Exercised
Canceled or expired

Outstanding at June 30, 2006	1,823,895	$4.85	3.50	$0

Exercisable at June 30, 2006	1,823,895	$4.85	3.50	$0

The company did not grant any options under the plans during the quarter ended June 30, 2006.
The company has 176,105 shares remaining for issuance under the plan.
At June 30, 2006, all outstanding options were fully vested.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note B — Summary of Significant Accounting Policies (continued)
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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical to determine period specific changes. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its results of operations and financial position.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
NOTE C — LICENSES FROM THE TRUSTEES OF DARTMOUTH COLLEGE
On November 28, 2000, Ice entered into a 20-year exclusive license with the Trustees of Dartmouth College (“Dartmouth”) for land-based applications to a novel Ice adhesion modification system developed by Dr. Victor Petrenko at Dartmouth’s Thayer School of Engineering. The license agreement provided for a single payment of $140,000 (paid in 2000) for sponsored research and a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income.

Expense for the above agreements totaled $5,750 and $11,500 for the three and six months ended June 30, 2006 and 2005, respectively.

NOTE D — RELATED PARTY TRANSACTIONS

[1]	Commencing January 1, 2004, the Gleasmans entered into an arrangement with the company to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company on a noncompensated basis. In addition, Keith E. Gleasman will continue to serve as President and as a director and James Y. Gleasman will serve as Chief Executive Officer, Interim Chief Financial Officer and as a director, again on a noncompensated basis. In accordance with this arrangement, for the three and six month periods ended June 30, 2006, the company did not pay the Gleasmans any consulting fees for their services. The company recorded approximately $150,000 for the estimated value of these services as a contribution to capital based upon approved time and hours spent and recorded $100,000 to research and development and $50,000 to general and administrative.

[2]	During the three and six month periods ended June 30, 2006 and 2005 the company paid a member of the Gleasman family for administrative, investor and engineering services rendered. The individual is paid as a consultant for services. This individual was paid $9,225 and $14,175 for the three and six month period ended June 30, 2005. This individual was paid $6,750 and $17,790 for the three and six month period ended June 30, 2006. Management believes the rate of compensation is reasonable.

[3]	During the three month and six month periods ended June 30, 2005, the company issued to a stockholder 30,000 and 40,000 common shares as rent for the company’s use of a facility valued at approximately $100,500 and $142,500 respectively, based upon the fair market value of the common stock on the date of issuance. This arrangement terminated effective February 28, 2006. No common shares were issued to the stockholder during the three and six month periods ended June 30, 2006 and no further amounts are due under the arrangement.

[4]	During the three and six month periods ended June 30, 2005 the company incurred approximately $151,000 and $298,000 for consulting services provided to the company by outside counsel exclusive of legal services. There were no charges in 2006.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
NOTE E — NOTE PAYABLE
Notes Payable — Financial Institution
During the year ended December 31, 2005, the company financed a vehicle as a prototype and pledged the vehicle is collateral for a loan. The loan in the amount of $24,000 is paid in monthly installments of $479 consisting of principal and interest at 6.59% per annum through December 2010.

The following represents the required minimum payments:

Period Ending
June 30,
2007	$6,000
2008	6,000
2009	6,000
2010	6,000
2011	2,000

Total Minimum payments	26,000

Less-amount representing interest	4,000

22,000
Less-Current Maturities	5,000

Long Term Portion	$17,000

Advance from Shareholder
On June 19, 2006, a shareholder deposited $250,000 with the Monroe County, New York Treasurer representing the undertaking required to stay execution of a May 8, 2006 court order with respect to 40,000 common shares, 245,000 common stock warrants and 511,200 unexercised previous issued stock warrants pending the appellate court’s disposition of the company’s appeal of the court’s May 8, 2006 order. See Note I.

On July 25, 2006, the shareholder confirmed in writing his agreement to be repaid by the company the full amount of the advance, plus interest at 8.75% per annum, either by the issuance of the company’s Class A Preferred at $4.00 per share, associated warrants, cash and/or a combination thereof, with both the method of repayment as well as the timing of repayment totally within the company’s discretion.

For the six months ended June 30, 2006, the Company did not accrue any interest expense.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note F — Stockholders’ Equity (Deficiency)
[1]	Class A Preferred stock:

In January 2002, the company authorized the sale of up to 2,000,000 shares of its Class A Non-Voting Cumulative Convertible Preferred Stock (“Class A Preferred”). During 2002, the company sold 38,500 shares at $4.00 per share of its Class A Preferred in a private placement offering for approximately $142,000 in net proceeds. Each share of Class A Preferred is convertible into one share of voting common stock and entitles the holder to dividends, at $.40 per share per annum. The holder has the right to convert after one year subject to Board approval. At June 30, 2006 and 2005, dividends in arrears amounted to approximately $355,000 and $172,000, respectively.

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

TORVEC, INC. AND SUBSIDIARIES,
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note F — Stockholders’ Equity (Deficiency) (continued)
[1]	Class A Preferred stock: (continued)

During 2005, the company sold 200,000 Class A Preferred for $800,000 and issued 62,500 common stock warrants with an exercise price of $.01 per share. Such warrants are convertible immediately and are exercisable for ten years.

During the three and six month periods ended June 30, 2006, the company sold 83,250 Class A Preferred to investors for proceeds of $334,000. One investor also purchased 20,500 common stock warrants for a purchase price of $2,000 in the first quarter of 2006. 25,000 additional common stock warrants were issued in the second quarter, 2006 in connection with the purchase of Class A Preferred. All such warrants are exercisable at $.01 per common share.

[2]	Class B Preferred stock:

On October 21, 2004, the company authorized the sale of up to 300,000 shares of its Class B Non-Voting Cumulative Convertible Preferred Stock (“Class B Preferred”). During 2004, the company sold 42,500 shares at $5.00 per share of its Class B Preferred for $212,500. Each share of Class B Preferred is cumulative convertible into either one share of voting common stock of the company or one share of common stock of Iso-Torque Corporation under certain circumstances and entitles the holder to dividends, at $.50 per share per annum. The holder has the right to convert after one year subject to Board approval. At June 30, 2006 and 2005, dividends in arrears amounted to approximately $33,000 and $17,000, respectively.

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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note F — Stockholders’ Equity (continued)
[3]	Business consultants stock plan:

For the three and six month periods ended June 30, 2005, the company issued 359,000 and 569,000 shares to business consultants under the Business Consultants Stock Plan. For the three and six month periods ended June 30, 2006, the company issued 197,000 and 331,000 shares to business consultants under the Business Consultants Stock Plan. The shares were valued at the market value of the shares on the date immediately prior to the date of issuance and approximated $355,000 and $592,000, respectively. As of June 30 2006, 719,125 shares are available for future issuances under the Business Consultants Stock Plan.

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

At December 31, 2005, 83,750 warrants were issued and fully vested . The company issued 44,000 warrants and recorded a charge of $113,000 to general and administrative expenses representing the excess of the fair market value and $.01 per share of such warrants in 2005. During 2005, two directors exercised 24,000 warrants granted to them under the Nonmanagement Directors Plan.

For the three and six periods ended June 30, 2006, the company granted 13,250 and 26,500 warrants, respectively, under the Nonmanagement Directors Plan and recorded a charge of approximately $23,000 and $48,000, respectively to general and administrative expenses. During the three and six month periods ended June 30, 2006, -0- and 15,000 warrants were exercised, respectively.

[5]	Shares issued for services and rent:

During 1998, the company granted 1,000 shares of common stock, valued at $3.00 per share, for services provided. During 1997, the company granted 12,000 and 2,000 shares of common stock for services provided. The company valued the shares at their fair value of $1.50 and $3.00 per share, respectively. During 2003 and 2002, 15,640 and 134,964 restricted shares were issued for services aggregating approximately $18,000 and $198,000 respectively. During 2005 and 2004, 100,000 and 35,000 restricted shares were issued for services and rent aggregating approximately $259,500 and $194,000. During the six months ended June 30, 2006, no restricted shares were issued.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note F — Stockholders’ Equity (Deficiency) (continued)
[6]	Warrants:

As of June 30, 2006, outstanding warrants to acquire shares of the company’s common stock are as follows:

		Number of
Exercise		Shares
Price	Expiration	Exercisable
$1.52	September 18, 2007	5,000	(Note F [2])
(a)	(a)	125,000
$.75	None	500,000	(b	)
$.01	None	756,200	(c	)
$.01	None	84,500	(d	)
$.01	None	72,000	(e	)
$.01	None	9,000	(f	)
$5.00	Ten Years	210,000	(g	)
$.01	None	6,000	(h	)
$1.00; $.01	None	12,500	(j	)
$.01	None	7,500	(k	)
$1.00	None	20,500	(l	)
$.01	None	6,250	(n	)
$.01	None	25,000	(o	)
$.01	Ten Years	360,000	(p	)
(a)	Exercisable at IPO price and exercisable five years from IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named the chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note F — Stockholders’ Equity (Deficiency) (continued)
[6]	Warrants: (continued)
(c)	The company has issued 1,325,000 warrants, exercisable at $.01 per share, to a management consulting firm in accordance with purported agreements between the company and the management firm. 568,800 warrants were exercised for proceeds of aggregate $5,484 in accordance with the purported agreements with the management consulting firm. In accordance with the court’s order rendered on May 8, 2006 in connection with the litigation described in Note I, the company was required to honor immediately the exercise of 40,000 common stock warrants at $.01 per common share, to issue 245,000 common stock warrants, exercisable at $.01 per common share and to honor, if and when presented for exercise, 511,200 previously issued unexercised warrants (all included in above total). The 40,000 common shares and 245,000 common stock warrants were deposited with the Monroe County, New York Treasurer and may not be accessed by the firm pending the appellate court’s disposition of the company’s appeal of the May 8, 2006 court order. In addition, the exercise by the firm of the 511,200 unexercised warrants is also stayed pending the company appeal. (See Notes H and I)

(d)	During the six months ended June 30, 2006, the company issued 24,000 warrants to each of four nonmanagement directors and 2,500 warrants to its audit committee chairman for services rendered to the Board and to the committee, all pursuant to the company’s Nonmanagement Directors Stock Plan. The warrants were issued with respect to the first two quarters of 2006. The exercise price is $.01 per share with a 10 year term. (See Note F [5]). 15,000 warrants were exercised during the six months ended June 30, 2006.

(e)	During 2005, the company issued 120,000 warrants to a consultant, exercisable at ..01 per share. 48,000 warrants were exercised in 2005. None of the remaining warrants have been exercised through the quarter ended June 30, 2006.

(f)	In June 2005, the company issued 12,000 warrants to a consultant, exercisable at ..01 per share, 3,000 of these warrants have been exercised through June 30, 2006.

(g)	During 2005, the company issued 210,000 warrants to consultants, exercisable at $5.00 per share. The warrants carry a ten year term. None of these warrants have been exercised through June 30, 2006.

(h)	During 2005, the company issued 6,000 warrants to a consultant, exercisable at .01 per share. None of these warrants have been exercised through June 30, 2006.

(i)	During 2005, the company issued 25,000 warrants exercisable to each of two investors along with the purchase of 50,000 shares of Preferred Class A stock, at .01 per share. All 50,000 warrants were exercised in 2005.

(j)	During 2005, the company issued 12,500 common stock warrants to an investor in connection with his purchase of 12,500 Class A Preferred. During the quarter ended March 31, 2006, the company issued 39,250 common stock warrants to investors along with their purchase of 38,250 shares of Class A Preferred. None of these warrants have been exercised through June 30, 2006.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note F — Stockholders’ Equity (Deficiency) (continued)
[6]	Warrants: (continued)
(k)	During the quarter ended March 31, 2006, the company issued 7,500 common stock warrants, exercisable at $.01 per share for financial advice rendered by a consultant. None of these warrants have been exercised through June 30, 2006.

(l)	During the quarter ended March 31, 2006, one investor purchased 20,500 common stock warrants exercisable at $1.00 per share for a purchase price at $2,000. None of these warrants have been exercised through June 30, 2006.

(m)	During the quarter ended June 30, 2006, the company issued 12,500 common stock warrants to an investor in connection with his purchase of 12,500 Class A Preferred. All of these warrants were exercised in the quarter ended June 30, 2006.

(n)	During the quarter ended March 31, 2006, the company issued 6,250 common stock warrants to an investor in connection with his purchase of 6,250 Class A Preferred. None of these warrants have been exercised through June 30, 2006.

(o)	During the quarter ended June 30, 2006, the company issued 25,000 common stock warrants to an investor in connection with his purchase of 25,000 Class A Preferred. None of these warrants have been exercised through June 30, 2006.

(p)	During the quarter ended June 30, 2006, the company issued 360,000 common stock warrants to a director for specific services rendered by such director as chairman of the company’s executive committee.
[7]	Issuance of Stock and Warrants by Subsidiary:

The following is a summary of warrants outstanding for the Ice Subsidiary:

	Three and Six Months Ended
	June 30,
	2006	2005
Outstanding at the beginning of the year	103,984	103,948
Granted	—	—

Outstanding at the end of the period	103,948	103,948
The warrants have a weighted-averaged remaining life of 1.94 years and all warrants have an exercise price of $.76 per share.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note F — Stockholders’ Equity (continued)
[8]	Shares Issued for Future Consulting Services

On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the company under their consultant agreements. The company issued 50,000 business consultant shares valued at $102,000 to such consultants on September 27, 2005, contingent on their performance of future services under such consultant agreements. The Company has fair valued the shares issued to the trust using the closing market price on the date immediately prior to the date of issuance. Amounts in excess of the consulting invoices are classified as shares issued for future consulting services in Stockholders Equity (Deficiency). Such services were rendered and the trustee distributed to the consultants the proceeds of sales of such shares directly to the consultants. During the quarter ended March 31, 2006, the trustee sold 39,470 shares for $55,000 and distributed the proceeds from the trust to satisfy obligations to consultants. On April 18, 2006, the company issued another 50,000 business consultant shares valued at $82,500 to such consultants, contingent on their future performance of services under such consultant agreements. During the second quarter ended June 30, 2006, the trustee sold 61,300 shares for $110,696 and distributed the proceeds to satisfy obligations to consultants. On June 29, 2006, the company issued another 50,000 business consultant shares valued at $107,500 to such consultants, contingent on their future performance of services under their consultant agreements. The company’s payment obligations with respect to the consultant agreements are met once it has issued shares to the trust in accordance with directives received from the consultants and the consultants, not the company, bear the risk of loss in the event the proceeds of stock sales by the trustee are less than the value of the stock contributed to the trust by the company on the date of contribution.

Note G — Commitments and Other Matters

[1]	Consulting Agreements

On June 30, 2005, the company entered into a non-exclusive two year consulting agreement for engineering design services. Under the terms of the consulting agreement, the company was required to issue annually 12,000 fully and immediately vested $.01 warrants exercisable into common stock of the company, payable on a quarterly basis. In addition, the company granted 100,000 stock options under its 1998 Stock Option Plan to acquire shares of its common stock to its engineering design consultant during the three months ended June 30, 2005. The option vested immediately and has a term of ten years. The exercise price for the option is $5.00 per share. The company valued the options at $247,000 using the Black-Scholes option/pricing model and charged operations. This agreement was terminated in the third quarter of 2005.

During 2005, the company entered into non-exclusive two year consulting agreements with various consultants. Under the terms of the consulting agreements, the company will issue payment to be made in cash, business consultants stock or a combination hereof, in the company’s sole discretion. The consultants were issued common stock warrants exercisable at $5.00 per common share. The number of warrants aggregated 210,000. Such warrants are fully vested, exercisable immediately and have a ten year term. The company valued the warrants at $377,000 using the Black-Scholes option/pricing model and charged operations.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note G — Commitments and Other Matters (continued)
[2]	Variable Gear, LLC

On January 1, 2008, the company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. The company does not share in any profit or losses in this entity. At June 30, 2006 such fair market value cannot yet be reasonably estimated.

[3]	Leases:

The company has leased premises for use as its executive offices. The lease is for a period of 3 years, commencing July 1, 2004 expiring on June 30, 2007 with monthly rental payments of approximately $2,200. The company is also responsible for its share of real estate taxes, certain maintenance and repair costs, and increases in utility costs associated with the premises.

On August 1, 2004, the company sublet, as a tenant, a portion of a facility for a term of six months at a rental rate of $600 per month. On December 31, 2004, the company purchased from the previous owner certain assets for approximately $68,000 and assumed the lease of the underlying tenant for the entire premises. The lease term expires on February 28, 2007 with a monthly rental payment of $2,100.

On March 1, 2005, the company entered into a one year lease with a shareholder pursuant to which the company rents an office, conference room, shop and manufacturing facility. The company is also furnished with the services of three engineers and two machine operators at the facility. The company is obligated to pay 10,000 shares of its common stock on a monthly basis for the facility and services. This lease was not renewed.

Rent expense for the year ended December 31, 2005 was approximately $311,000. Rent expense for the three and six month periods ended June 30, 2005 was $168,000 and $223,000, respectively. Rent expense for the three and six month periods ended June 30, 2006 was $14,000 and $29,000, respectively.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note H — Management Agreement
On February 20, 2004 the company entered into an agreement with a management-consulting firm to develop and execute a business plan to commercialize its full terrain vehicle. Upon execution of the agreement, the company granted 15,306 shares of common stock to pay a one-time fee of $75,000 charged by the firm for attendance at the company’s annual shareholders meeting. Pursuant to the February 20th agreement, the company issued 28,792 common shares in monthly fees and granted 620,000 warrants, of which 153,600 were exercised during the third quarter of 2004 and none were exercised during the third quarter of 2005. The parties terminated the February 20, 2004 agreement with respect to all its terms and intended to replace it with a new agreement to become effective on June 30, 2004 pursuant to which the management of the company was to be taken over by the management consulting firm through the provision of individuals to serve as the company’s chief executive officer, chief financial officer and chairman of its board of directors. The purported June 30th agreement was for an initial term of 24 months and could be renewed for an additional 24 month periods unless either party provided notice to the other at least sixty days prior to the end of the term. With one significant exception, it was intended that the June 30th agreement contain compensation terms similar to those contained in the February 20th agreement. As under the February 20th agreement, the company paid the management consulting firm $50,000, plus 20,000 warrants exercisable at $.01 per share on a monthly basis. In lieu of such payment, upon the happening of a revenue producing event, the company would grant 40,000 warrants per month, exercisable at $.01 per share. Pursuant to the purported June 30th agreement, the company granted 200,000 warrants on August 20, 2004 and recorded a charge of $1,191,000 in connection with the issuance of the warrant.
The purported June 30th agreement provided for additional success and other fees payable in warrants. In connection therewith, the company may recognize significant charges in the future if and when such events occur.
Under the February 20th agreement, the company was obligated to grant warrants exercisable at $.01 per share based upon a formula if the closing bid price of the company’s common stock was equal to or greater than $5.00 per share (“equity incentive provision”). In connection with this obligation the company granted 500,000 warrants with a fair value of $2,972,000 during the second quarter of fiscal 2004 as a result of the stock price exceeding $5.00 per share. The company recorded a charge of $444,000 respectively for these warrants for the year ended December 31, 2005.
At its meeting held June 9, 2004, at which meeting approval of the June 30, 2004 agreement was supposed to be given, the Board of Directors specifically considered and rejected the equity incentive provision and, in lieu thereof, voted to increase the consulting firm’s success fee from 3% to 8%. Thus, the June 30, 2004 agreement, as approved by the Board, was not to contain the “equity incentive provision.” On August 11, 2004, the Board approved the minutes of the June 9, 2004 meeting reflecting its rejection of the equity incentive provision without objection.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note H — Management Agreement (continued)
On April 12, 2005 the Board voted to terminate the June 30th agreement, which it believed did not contain any equity incentive provision, at the request of the management consulting firm due to its internal reorganization. The Board approved a new agreement with the reorganized consulting firm, conditioned upon such consulting firm’s representation that no material change would be made to the June 30th agreement as such agreement had been approved by the Board on June 9, 2004. That is, the Board’s understanding was that the purported April 12 agreement, like the purported June 30 agreement, did not contain any equity incentive provision.
Upon its creation on July 8, 2005 the Executive Committee of the Board of Directors reviewed both the June 30th and April 12th agreements in connection with its examination of the relationship between the company and the consulting firm. The text of the agreements reviewed by the Committee was as set forth in the copies of the agreements filed with the Securities and Exchange Commission as exhibits to certain of the company’s periodic reports. The Committee discovered that, despite Board rejection of the equity incentive provision, both agreements, as filed, contained such provision and as filed, were filed in error since such agreements had not been approved by the Board.
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
As stated, the company does not believe the June and/or the April agreements are valid. However, to the extent a court of applicable jurisdiction finally determines that the agreements, or any portion of them, are valid, the company has provided formal notice to the management consulting firm that, in accordance with the agreements’ terms, such agreements are terminated effective June 30, 2006.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note I – Litigation
On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that Court’s determination that the company’s agreements with the management consulting firm were null and void and unenforceable as against the company, its officers and directors. (See Note H)
On February 1, 2006, the company moved for an order granting summary judgment in favor of the company and for such other and further relief as the Court deems just and proper. The company’s motion is based upon its contention that specific provisions of the purported April 12, 2005 agreement are illegal and void as a matter of law and that since the illegal provisions are central to the purported agreement’s main purpose, such provisions in the absence of a “severability” provision, vitiates the entire document. The provisions in question require that James and Keith Gleasman, as directors and majority shareholders of the company, vote their shares to perpetuate the provisions of members the firm as directors and officers of the company. Other provisions require Messrs. Gleasman to indemnify members the firm from liability for their conduct. The company’s motion was also based upon its view that the enforcement of the purported agreement would result in unjust enrichment since the company believes that the management consulting firm has not provided the services called for under the agreements and that the firm has already been paid far more than the value of the services actually rendered to it by such firm. In addition, the members of the firm have performed no services for the company since July, 2005 and no longer serve the company as officers or directors, or in any other capacities. The enforcement of the purported agreements would only compel the company and its shareholders to pay the management consulting firm substantial sums for inadequate performance.
On April 27, 2006, the Court dismissed the company’s summary judgment motion as to the illegality of the agreements and, in addition, granted the management consulting firm’s motion for summary judgment as to a limited number of counterclaims brought against the company solely with respect to the February agreement. On May 8, 2006, the Court entered a judgment and order directing the company to honor the exercise of two warrants (under both the February and June agreements) which had previously presented to the company for an aggregate 40,000 common shares and, in addition, grant a warrant to the management consulting firm for 245,000 common shares earned under the contested equity incentive provision, exercisable at $.01 per share. The Court also ordered the company to honor the approximately 511,200 additional warrants previously granted to the firm under the contested June and April agreements if and to the extent such firm exercised such warrants.
The company believes the Court has committed reversible error and on May 9, 2006, filed a notice of appeal with respect to the Court’s decision, judgment and order with the Appellate Division of the New York Supreme Court, Fourth Department. In addition, on May 15, 2006, the company filed a motion for reargument and/or renewal with the Court on the basis that such Court had overlooked significant facts supporting the company’s position and completely misstated certain facts in a manner to sustain defendants’ position. On June 28, 2006, the Court denied the company’s request for reargument and/or renewal and an order confirming such denial was entered on July 17, 2006.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note I – Litigation (continued)
As stated, the Court’s May 8, 2006 judgment and order directed the company to issue to the management consulting firm an aggregate 40,000 common shares, grant an additional warrant for 245,000 common shares and honor the approximately 511,200 warrants previously issued to such firm upon their exercise. On June 16, 2006, the Court granted the company’s request to stay the terms of its May 8, 2006 judgment and order, conditioned upon the deposit of the 40,000 shares and 245,000 warrants with the Monroe County Clerk and upon the deposit of $250,000 in escrow with the Monroe County Treasurer, pending the Appellate Division’s decision with respect to the company’s appeal of the Court’s May 8, 2006 judgment and order. The company complied with both conditions on June 19, 2006 and, therefore, the stay became and is effective.
Compliance with the Court’s May 8, 2006 order, has required the company to issue 40,000 shares of common stock and the grant of 245,000 common stock warrants. Compliance with future adverse orders, if any, rendered by the Court similarly may require the issuance of additional shares of common stock, the issuance of additional warrants and/or the payment of damages. The 40,000 shares represents the number of warrants tendered for exercise by the management consulting firm, which the company did not honor upon presentation. The company has previously recorded a charge at the date of grant.
The 245,000 common stock warrants were fair valued and have recorded a compensation charge of $629,000 as of June 30, 2006.
Note J – Advance From Shareholder
On June 19, 2006, a company shareholder delivered $250,000 directly to the Monroe County, New York Treasurer representing the requisite undertaking required by the Court in the litigation described in Note I. The shareholder’s advance on behalf of the company is to be repaid by the company either by the issuance of 62,500 Class A Preferred, associated warrants, cash and/or a combination thereof. Under the company’s agreement with the shareholder, interest at the rate of 8.75% is to be charged on the advance and both the method as well as the timing of the repayment of both principal and interest is totally within the company’s discretion.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note K – Subsequent Event
During the third quarter through August 7, 2006, the company sold 62,500 Class A Preferred to a number of accredited investors for proceeds of $250,000. In connection with such sales, the company issued 65,432 common stock warrants to the same investors, each of which is exercisable for $.01 per share. The warrant term is for 10 years.
During the third quarter through August 7, 2006, the company received $502.50 upon the exercise of 50,250 common stock warrants exercisable at $.01 per share.
During the third quarter through August 7, 2006, the company received $3,800 upon the exercise of 2,500 common stock warrants exercisable at $1.52 per share.
During the third quarter through August 7, 2006, the company received $30 upon the exercise of a Nonmanagement Directors’ warrant for 3,000 common shares, exercisable at $.01 per share.
During the third quarter through August 7, 2006, the company issued 26,500 common stock warrants, exercisable at $.01 per share, to a number of consultants rendering financial services to the company. The warrant terms are all 10 years.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
     The company’s ice technology is held through its majority-owned subsidiary, Ice Surface Development, Inc. Our subsidiary has made significant progress in identifying three distinct methods for de-icing — electrolysis, high frequency and pulse. It continues to seek a joint venture relationship with a glass manufacturer to finalize the development of the technology and bring it to commercialization.
     The company’s ice technology is licensed under an agreement with Dartmouth College, which provides for a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income.
(b) Current Status of Product Development
     Based upon our experience and research to date, we believe the following automotive inventions will eventually become commercially viable:
o	the FTV™, including the steering drive and suspension for tracked vehicles;

o	the Iso-Torque™ differential;

o	our infinitely variable transmissions;

o	the hydraulic pump and motor;

o	spherical gearing constant velocity mechanism;
These inventions are in the following stages of development:
o	The FTV – during May, 2006, Chinese executives visited the company’s facilities and saw demonstrations of the company’s FTV operating at high speed on flat roads as well as traversing swampy terrain and hilly grades that no 4X4 could manage. The Chinese confirmed from their own experience that the FTV is the only vehicle capable of ending the rural isolation of half the world’s population, enabling “millions of tons” of food to be transported to the cities rather than rotting in the field.

Aside from the Chinese, the company will be demonstrating the FTV to two Japanese companies and one major U.S. automotive manufacturer during the third quarter.

o	Sales of our technology to a foreign Company will be potentially subject to U.S. Federal Regulatory authorities which may require the Company to obtain an export license.

o	The Iso-Torque™ differential — patent protection for this invention was issued July 8, 2004. Through our wholly-owned subsidiary, Iso-Torque Corporation, we built a prototype Iso-Torque differential and have been demonstrating these differentials to government and private sector visitors at our development facility and under real-world driving conditions. The successful testing and showcasing of the Iso-Torque differential has lead management to focus upon the strategy the company is employing to market and commercialize the Iso-Torque differential. A significant aspect of this strategy is highway safety.

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

Management believes that the Iso-Torque differential dramatically solves the imbalance of traction problem characteristic of all other differentials. The Iso-Torque differential maintains proportionately balanced torque going to the drive wheels, at all times and under any and all conditions. The company is seeking to inform the auto insurance industry, the American Automobile Association, the National Safety Council and similar organizations with respect to the extraordinary safety implications of the Iso-Torque differential.

As previously announced, the company has been engaged by Nissan’s product planning division and its top racing team to install the Iso-Torque differential in a number of its racing cars during the 2006 racing season. Nissan recently shipped the 4 rear-axle housings to be used in the race cars and the company is preparing them for the installation of the Iso-Torque differentials.

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

The company believes that all its transmissions — all hydraulic, hydromechanical and modular —perform better than an automatic transmission for a number of reasons, including:
•	No vehicle creep – we have all experienced sitting at a red light and our foot comes off the brake. The vehicle creeps forward or rolls backward which, if unanticipated, can be extremely dangerous. We are confident that our transmissions eliminate vehicle creep, whether forward or backward;

•	Increased vehicle control – our transmissions enable a driver to dramatically control vehicle speed, reducing speeds to less than one-half mph ( i.e. approximately 16 ft. per minute ), thus providing greater safety in inclement weather, less fuel usage in traffic jams, greater control and flexibility to maneuver through parking lots and narrow streets (e.g. those in Eastern Europe and Asia), as well as greater maneuverability on rough terrain and poor road conditions;

•	Greater mpg during rapid acceleration – a considerable portion of typical city and suburban driving involves “rapid” acceleration, that is, acceleration from zero to 30 mph at a rate exceeding 6 mph per second. In side-by-side testing of the hydraulic transmission against a Tahoe’s automatic transmission in the zero to 30 mph acceleration range, our test results indicated that the automatic transmission used 100% more fuel than our transmission;

•	Increased fuel economy – in response to inquiries made by several auto companies, we have compared our transmission in side-by-side tests under simulated city driving scenarios as well as side-by-side comparisons utilizing the EPA-sanctioned New York City cycle test. Over the course of all of these tests, our transmission consistently achieved an average of 4.33% improvement in fuel efficiency over the Tahoe automatic.

•	Greater operating efficiencies/durability – durability and efficiency are directly related (i.e. the more efficient a device is, the more durable it will also be under test conditions). Heat generated is an extremely accurate measure of efficiency. Our all hydraulic transmission operates in a temperature range of 90 to 160 degrees ( the higher temperature reflects high loads and more difficult driving conditions), with a general operating temperature of approximately 140 degrees. There is no oil cooler (radiator) required, and the entire system utilizes only 6 quarts of oil. In its operating range, our pump is 92% efficient and the motor is 92% efficient, reflecting an overall operating efficiency of 85% (92%x92%). These efficiencies are validated by our operating temperatures. A further confirmation of our transmission’s efficiency is greater fuel mileage during acceleration as previously described.

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
We also believe our modular hydromechanical transmission will generate impressive fuel savings. To this point, preliminary data gathered from repeatable tests are very positive:
Test Vehicle:
GM Tahoe 2004
5.3L V8 295 HP
5575 lbs.
4-speed automatic
3.73 rear axle ratio
Test runs on IVT 12-27-05
3785 ccm per U.S. gallon
5 min long steady state at 15 mph, 30 mph, 50 mph
Torvec IVT vs. 4-speed Automatic Tahoe

	Avg. Eng RPM	Avg. MPH	Avg. Fuel Usage	IVT % improvement	MPG

IVT	437 RPM	15 MPH	44.5 ccm	28.26%	21.26 mpg
4-speed	1089 RPM	15 MPH	62.03 ccm		15.25 mpg
IVT	718 RPM	30 MPH	82.32 ccm	26.4%	22.98 mpg
4-speed	1175 RPM	29.55 MPH	111.85 ccm		16.66 mpg
IVT	1178 RPM	49 MPH	166.3 ccm	9.20%	18.58 mpg
4-speed	1504.9 RPM	50.1 MPH	183.17 ccm		17.25 mpg

o	As previously announced, on May 5, 2006, the company presented a detailed proposal on how its technologies can benefit New York State, specifically with respect to school buses, to various New York State governmental as well as to representatives of the Greater Rochester Enterprise, a privately-funded organization devoted to encouraging entrepreneurship in upstate New York. Numerous additional meetings have taken place with local, state and national representatives and in June 2006, the company was visited by a major U.S. bus manufacturer which expressed a serious interest in forming a joint venture relationship to pursue the company’s school bus project.

In order to implement our school bus program, we have successfully installed our modular, infinitely variable transmission in our 2004, diesel-fueled Dodge Ram 4-X-4. We have begun testing designed to compare the fuel efficiently and pollution reduction capabilities of our IVT versus the fuel consumption and pollution generated by New York’s and our nation’s school buses, the majority which use the same or comparable diesel-fueled engine as our Dodge Ram 4-X-4. The comparisons are being made based upon actual school bus routes furnished to us by local school districts that are actively collaborating with us on the project. We also installed our modular, infinitely variable transmission in our diesel-fueled Dodge Ram 4-X-4, because most of the automotive markets for our products worldwide, make use of and are committed to diesel-fueled engines. In addition, at long last the United States automotive industry is awaking to the benefits of diesel.
The company was also visited in June, 2006 by a major U.S. automotive electronics supplier of automatic transmission controls. The firm is seriously considering a proposal to join with the company to become the exclusive manufacturer of the unique electronic control system required to enable the company’s IVT to actually function as an infinitely variable transmission in order to generate the greatest fuel savings in all driving scenarios.
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
To date the Company has not earned any revenue under the above technologies.
(c) Company Expenses
     The net loss for the three and six month periods ended June 30, 2005 was $1,893,000 and $3,321,000 as compared to the net loss of $1,732,000 and $2,593,000 for the three and six month periods ended June 30, 2006. The decrease in the net loss of $161,000 and $728,000 is principally related to decreases in general and administrative and research and development expenses.
     Research and development expenses for the three and six month periods ended June 30, 2005 was $983,000 and $1,484,000 as compared to $521,000 and $918,000 for the three and six month periods ended June 30, 2006. This decrease amounted to $462,000 and $566,000. This decrease is attributable to decreased costs associated with commercializing our technologies.
     General and administrative expenses for the three and six month periods ended June 30, 2005 amounted to $978,000 and $1,974,000 as compared to $1,211,000 and $1,667,000 for the three and six month periods ended June 30, 2006. This decrease amounted to $233,000 and $307,000 and is principally due to a reduction of rent and legal expenses.

(d) Liquidity And Capital Resources
     The company’s business activities during its six months ended June 30, 2006 were funded principally through the sale of 83,250 shares of Class A Preferred to accredited investors for aggregate proceeds of $334,000.
     During the fiscal quarter ended June 30, 2006, the company issued 197,000 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work and litigation. As of June 30, 2006 there are 719,125 shares available for future grants under the plan.
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
     At June 30, 2006, the company’s cash position was $45,000 and the company had a working capital deficiency of $1,559,000. The company’s cash position at anytime during the fiscal quarter ended June 30, 2006 was directly dependent upon its success in selling Class A Preferred since the company did not generate any revenues. The company believes that current, ongoing discussions with governmental and private sector companies worldwide could very well create a revenue producing event during fiscal, 2006. However, it can not predict when such a transaction will be consummated and therefore, the company does not know whether it will generate revenues from its business activities during fiscal 2006. The company secured a funding commitment from a stockholder and officer to fund operations, through June 30, 2007. As of June 30, 2006, there have not been any advances made under this funding commitment.
     Through August 7, 2006, the Company sold 62,500 Class A Preferred Shares for proceeds of $250,000.
     At June 30, 2006, the company had accounts payable and accrued expenses of $1,679,000, of which $1,541,000 is attributable to our ICE subsidiary.
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

(e) Critical Accounting Policies
Stock Based Compensation
     Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” The company elected to use the modified prospective transition method, there fore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock unit awards and stock option modifications. The adoption of SFAS 123R did not have a material effect on the company’s financial statements.
     As of June 30, 2006, there was no remaining unrecognized stock compensation related to unvested awards (net of estimated forfeitures).
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
(f) Impact of Inflation
     Inflation has not had a significant impact on the company’s operations to date and management is currently unable to determine the extent inflation may impact the company’s operations during its fiscal quarter ending June 30, 2006.
(g) Quarterly Fluctuations
     As of June 30, 2006, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At June 30, 2006, the company does not engage in investment activities and has no material, outstanding indebtedness that would subject it to commodity price, equity price and/or interest rate market risk. The company does not engage in activities that would subject it to foreign currency exchange rate risk.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements that are based on current expectations, estimates, and projections about the industries in which the company operates, as well as management’s beliefs and assumptions. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions (“Future Factors”) that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
The Future Factors that may affect the operations, performance, and results of the company’s business include the following:
a.	the company’s ability to raise significant capital to fund its plan of operation;

b.	the company’s ability to sell and/or commercialize one or more of its technologies, and/or to enter into collaborative joint working arrangements, formal joint venture arrangements with domestic and/or foreign governments, automotive industry manufacturers and suppliers to manufacture and promote the company’s inventions;

c.	industry and consumer acceptance of the company’s inventions;

d.	the level of competition and resistance to the company’s inventions in the automotive and related industries;

e.	general economic and competitive conditions in the markets and countries in which the company will operate, and the risks inherent in any future international operations;

f.	the strength of the U.S. dollar against currencies of other countries where the company may operate, as well as cross-currencies between the company’s future operations outside of the U.S. and other countries with whom it transacts business.

g.	changes in business, political and economic conditions and the threat of future terrorist activity in the U.S. and other parts of the world and related military action.

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
The company’s management, including the chief executive officer and interim chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2006 pursuant to Rule 13a-15(b) under the Exchange Act and has concluded that our disclosure controls and procedures were effective as of June 30, 2006.
Changes in Internal Control Over Financial Reporting
The company’s management, with the participation of the company’s chief executive officer and interim chief financial officer, has concluded that there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION
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
     On April 27, 2006, the Court dismissed the company’s summary judgment motion as to the illegality of the agreements and, in addition, granted the management consulting firm’s motion for summary judgment as to a limited number of counterclaims brought against the company solely with respect to the February agreement. On May 8, 2006, the Court entered a judgment and order directing the company to honor the exercise of two warrants (one under the February and one under June agreement) which had previously presented to the company for an aggregate 40,000 common shares and, in addition, grant a warrant to the management consulting firm for 245,000 common shares earned under the contested equity incentive provision, exercisable at $.01 per share. The Court also ordered the company to honor the approximately 511,200 additional warrants previously granted to the firm under the contested June and April agreements.

     The company believes the Court has committed reversible error and, on May 9, 2006, filed a notice of appeal with respect to the Court’s decision, judgment and order with the Appellate Division of the New York Supreme Court, Fourth Department. In addition, on May 15, 2006, the company filed a motion for reargument and/or renewal with the Court on the basis that the Court had overlooked significant facts supporting the company’s position and completely misstated certain facts in a manner to sustain defendants’ position. The motion was also based upon the company’s view that the Court misapplied well settled legal principles in granting defendants summary judgment motions. On June 28, 2006, the Court denied the company’s request for reargument and/or renewal.
     As stated, the Court’s May 8, 2006 judgment and order directed the company to issue to the management consulting firm an aggregate 40,000 common shares, grant an additional warrant for 245,000 common shares and honor the approximately 511,200 warrants previously issued to such firm upon their exercise. On June 16, 2006, the Court granted the company’s request to stay the terms of its May 8, 2006 judgment and order, conditioned upon the deposit of the 40,000 shares and 245,000 warrants with the Monroe County Clerk and upon the deposit of $250,000 in escrow with the Monroe County Treasurer, pending the Appellate Division’s decision with respect to the company’s appeal of the Court’s May 8, 2006 judgment and order. The company complied with both conditions on June 19, 2006 and the stay, therefore, became and is effective.
     Compliance with the Court’s May 8, 2006 order has required the company to issue 40,000 shares of common stock and the grant of 245,000 common stock warrants. Compliance with future adverse orders, if any, rendered by the Court similarly may require the issuance of additional shares of common stock, the issuance of additional warrants and/or the payment of damages.
     There is no other litigation involving the company. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the company.
Item 1A. Risk Factors.
There have been no significant changes to the risk factors facing the company as disclosed in the Company’s Form 10-KSB for the year ended December 31, 2005, other than those described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation; Item 3, Quantitative and Qualitative Discussions About Market Risk; and Part II, Item 1, Legal Proceedings, all as set forth herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
All sales of unregistered equity securities taking place during the quarter ended June 30, 2006 were timely reported in current reports on Form 8-K filed by the company.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None
Item 6. Exhibits.

Exhibits as required by Item 601 of Regulation S-K, as applicable, are attached to this quarterly report (Form 10-Q). The Exhibit Index is found on the page immediately succeeding the signature page, and the Exhibits follow on the pages immediately succeeding the Exhibit Index.
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession
2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.
(3)	Articles of Incorporation, By-laws
3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A , Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.5	Certification of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.
(4)	Instruments defining the rights of holders including indentures

None

(9)	Voting Trust Agreement

None

(10)	Material Contracts
10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, and April 20, 2004 respectively;

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31,2004;

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steven Urbanik, Floyd G. Cady,Jr., and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;
10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24,2005,incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005.

10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004, creating the non-management directors plan, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2006.
(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

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

TORVEC, INC.

Date: August 11, 2006	By: /s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 11, 2006	By: /s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer and Interim Chief Financial Officer

EXHIBIT INDEX

EXHIBIT			PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

	2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec
Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface
Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000
		and Form 8K/A filed February 12, 2001.	N/A

(3)	Articles of Incorporation, By-laws

	3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A,
Registration Statement, registering Company's $.01 par value common stock under
		section 12(g) of the Securities Exchange Act of 1934;	N/A

	3.2	Certificate of Amendment to the Certificate of Incorporation dated
August 30, 2000, incorporated by reference to Form SB-2 filed
		October 19, 2000;	N/A

	3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form
		10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference
		to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.5	Certification of Amendment to the Certificate of Incorporation dated October 21,
2004 setting forth terms and conditions of Class B Preferred, incorporated by
		reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.	N/A

(4)	Instruments defining the rights of holders including indentures

	None		N/A

(9)	Voting Trust Agreement

	None		N/A

(10)	Material Contracts

	10.1	Certain Employment Agreements, Consulting Agreements, certain
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
shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001,
February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003,
	November 26, 2003 and April 20, 2004 respectively;	N/A

10.4	Termination of Neri Service and Space Agreement dated August 31,
1999, incorporated by reference to Form 10-QSB filed for the quarter
	ended September 30, 1999;	N/A

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended
	June 30, 2000;	N/A

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed
	October 19, 2000;	N/A

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5,
2000, together with attachments thereto, incorporated by reference to Form
	8-K filed October 2, 2000;	N/A

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended
	December 31, 2000;	N/A

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended
	December 31, 2000;	N/A

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended
	December 31, 2000;	N/A

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10,
1999, incorporated by reference to Form 10-QSB filed for quarter ended March
	31, 2001;	N/A

EXHIBIT		PAGE
10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10,
1999, incorporated by reference to Form 10-QSB filed for quarter ended March
	31, 2001;	N/A

10.13	Investment Banking Services Agreement with Swartz Institutional Finance
(Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by
	reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed
	for fiscal quarter ended September 30, 2001;	N/A

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed
	for fiscal quarter ended September 30, 2001;	N/A

10.16	Employment Agreement with David K. Marshall, Vice-President of
Manufacturing, dated September 1, 2001, incorporated by reference to
	Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.17	Investment Banking Services Agreement with Swartz
Institutional Finance (Dunwoody Brokerage Services, Inc.),
as amended, dated October 23, 2001, incorporated by reference to
	Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and
Accounting Officer, dated August 28, 2001, incorporated by reference to
	Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated
	by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended
	December 31, 2001;	N/A

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form
	10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.22	Billow Butler & Company, LLC investment banking engagement letter dated
October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal
	quarter ended September 30, 2003;	N/A

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection
Agency dated February 4, 2004, incorporated by reference to Form 10-KSB
	filed for fiscal year ended December 31, 2003;	N/A

EXHIBIT		PAGE
10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended
	December 31, 2003;	N/A

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended
	December 31, 2003;	N/A

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169
Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16,
2004, incorporated by reference to Form 10-QSB filed for fiscal quarter
	ended June 30, 2004;;	N/A

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21,
2004; incorporated by reference to Form 10-QSB filed for fiscal quarter
	ended June 30, 2004;	N/A

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd.,
Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB
	filed for fiscal quarter ended June 30, 2004;	N/A

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended
	September 30, 2004;	N/A

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J.
Green and Torvec, Inc. effective as of December 31, 2004, incorporated by
	reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year
	ended December 31, 2004;	N/A

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and
Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to
	Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT
Technologies, Inc. dated March 29, 2005, incorporated by reference to Form
	10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February
15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter
	ended March 31, 2005;	N/A

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec,
Inc. as Tenant dated April 18, 2005, incorporated by reference to Form
	10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

EXHIBIT			PAGE
	10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June
		30, 2005;	N/A

	10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30,
2005, incorporated by reference to Form 10-QSB filed for fiscal quarter
		ended June 30, 2005;	N/A

	10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark,
Steve Urbanik, Floyd G. Cady, Jr. and Michael Pomponi as Grantors and
Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by
		reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended
		September 30, 2005;	N/A

	10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended
		September 30, 2005;	N/A

	10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended
		September 30, 2005;	N/A

	10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated b y reference to Form 10-QSB filed for fiscal quarter ended
		September 30, 2005;	N/A

	10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended
		September 30, 2005;	N/A

	10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended
		September 30, 2005;	N/A

	10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended
		September 30, 2005	N/A

	10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004, creating the non-management directors plan, incorporated by reference to
		Form 10-KSB for fiscal year ended December 31, 2005	N/A

(11)	Statement re computation of per share earnings (loss)		N/A

Not applicable

EXHIBIT		PAGE
(14)	Code of Ethics	N/A

(16)	Letter on change in certifying accountant	N/A

None

(18)	Letter re change in accounting principles	N/A

None

(20)	Other documents or statements to security holders	N/A

None

(21)	Subsidiaries of the registrant	N/A
Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)
IVT Diesel Corp. (New York)
Variable Gear, LLC (New York)

(22)	Published report regarding matters submitted to vote of security holders	N/A

None

(23)	Consents of experts and counsel	N/A

(24)	Power of attorney	N/A

None

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications	51

(32)	Section 1350 Certifications	52

(99)	Additional exhibits	N/A

None