Form 10-Q
period 2006-09-30
TORVEC INC
filed 2006-11-14
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 1, 2006

Common Stock, $.01 par value	31,162,025

Options Outstanding & Not Exercised	Shares to cover the options will not be issued until they are exercised.

1,823,895

TORVEC, INC. AND SUBSIDIARIES
(A Development Stage Company)
INDEX

		PAGE
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements

	Torvec, Inc. and Subsidiaries Condensed Consolidated Balance Sheets — September 30, 2006 (Unaudited) and December 31, 2005 (Derived from Audited Financial Statements)	3

	Torvec, Inc. and Subsidiaries Condensed Consolidated Statements of Operations— Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited) and September 25, 1996 (Inception) through September 30, 2006	4

	Torvec, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows — Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6 – 25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	34 – 39

	SIGNATURES PAGE	40

	EXHIBIT INDEX	41

EX-31.1
EX-32
EX-31.1
EX-32

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Balance Sheets

		December 31, 2005
		(Derived from
	September 30, 2006	Audited Financial
	(Unaudited)	Statements)
ASSETS
Current assets:
Cash	$160,000	$51,000
Prepaid expenses and other receivable	72,000	67,000

Total current assets	232,000	118,000

Property and Equipment:
Office equipment	44,000	42,000
Shop equipment	126,000	126,000
Leasehold improvements	3,000	3,000
Transportation equipment	107,000	99,000

	280,000	270,000
Less accumulated depreciation and amortization	113,000	82,000

Net property and equipment	167,000	188,000

Other Assets:
License, less accumulated amortization of $2,190,000 and $1,548,000, respectively	1,071,000	1,712,000
Deposits	252,000	2,000

Total Other Assets	1,323,000	1,714,000

	$1,722,000	$2,020,000

LIABILITIES
Current liabilities:
Notes payable, current portion	$14,000	$5,000
Accounts payable	192,000	148,000
Accrued liabilities	1,541,000	1,541,000

Total current liabilities	1,747,000	1,694,000

Deferred revenue	150,000	150,000
Notes payable, net of current portion	62,000	19,000
Advance from shareholder	250,000	—

Total liabilities	2,209,000	1,863,000

Minority interest	—	8,000

Commitments and other matters
STOCKHOLDERS’ (DEFICIENCY) EQUITY
Preferred stock, $.01 par value, 100,000,000 shares authorized
3,300,000 designated as Class A, Non-voting, cumulative dividend $.40 per share, per annum, convertible preferred, 621,243 and 459,243 shares issued and outstanding (liquidation preference $2,894,027 and $2,085,179) at September 30, 2006 and December 31, 2005, respectively.	6,000	5,000
300,000 designated as Class B, Non-voting, cumulative dividend $.50 per share, per annum, convertible preferred, 42,500 shares issued and outstanding (liquidation preference $256,679 and $240,292) at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 31,099,115 and 30,052,630 issued and outstanding, at September 30, 2006 and December 31, 2005, respectively	311,000	300,000
Additional paid-in capital	41,560,000	37,267,000
Shares issued for future consulting services	(160,000)	(103,000)
Deficit accumulated during the development stage	(42,204,000)	(37,320,000)

	(487,000)	149,000

	$1,722,000	$2,020,000

See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

					September 25,
					1996
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Revenue	$—	$—	$—	$—	$—

Cost and expenses:
Research and development	334,000	782,000	1,252,000	2,266,000	14,029,000
General and administrative	1,957,000	244,000	3,640,000	2,218,000	29,447,000

Loss before minority interest	(2,291,000)	(1,026,000)	(4,892,000)	(4,484,000)	(43,476,000)

Minority interest in loss of consolidated subsidiary	—	68,000	8,000	205,000	1,272,000

Net loss	(2,291,000)	(958,000)	(4,884,000)	(4,279,000)	(42,204,000))
Preferred stock beneficial conversion feature	—	—	—	159,000	715,000
Preferred stock dividend	65,000	41,000	177,000	111,000	452,000

Net loss attributable to common stockholders	$(2,356,000)	$(999,000)	$(5,061,000)	$(4,549,000)	$(43,371,000)

Basic and diluted net loss attributable to common stockholders per share	$(0.08)	$(0.03)	$(0.17)	$(0.15)

Weighted average number of shares of common stock — basic and diluted	30,640,000	29,692,000	30,472,000	29,417,000

See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			September 25,
			1996
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(4,884,000)	$(4,279,000)	$(42,204,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	672,000	661,000	2,326,000
Gain on sale of fixed assets	—	(10,000)	(10,000)
Minority interest in loss of consolidated subsidiary	(8,000)	(205,000)	(1,272,000)
Compensation expense attributable to common stock in Subsidiary	—	—	619,000
Common stock issued for services	921,000	1,539,000	10,302,000
Shares issued for future consulting services	(57,000)	—	(68,000)
Contribution of services	225,000	225,000	2,034,000
Compensatory common stock, options and warrants	2,498,000	1,071,000	15,486,000
Changes in:
Prepaid expenses	(5,000)	122,000	89,000
Deposits	(250,000)	—	(252,000)
Accounts payable and accrued expenses	44,000	(56,000)	3,641,000
Deferred revenue	—	—	150,000

Net cash used in operating activities	(846,000)	(932,000)	(9,150,000)

Cash flows from investing activities:
Purchase of property and equipment	(10,000)	(49,000)	(280,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of fixed asset	—	10,000	10,000

Net cash used in investing activities	(10,000)	(39,000)	(285,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	11,000	—	6,501,000
Net proceeds from sales of preferred stock	648,000	577,000	2,817,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Net proceeds from sale of warrants	2,000	—	2,000
Proceeds from long — term borrowings	306,000	—	335,000
Repayments of long-term debt	(4,000)	—	(33,000)
Proceeds from stockholders’ loans-net	—	—	103,000
Distributions	—	—	(365,000)

Net cash provided by financing activities	963,000	577,000	9,594,000

Net increase (decrease) in cash	109,000	(394,000)	160,000
Cash at beginning of period	51,000	574,000	—

Cash at end of period	$160,000	$180,000	$160,000

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for future consulting services	$160,000	$103,000
See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Note A — The Company and Basis of Presentation
The interim information contained herein with respect to the three and nine month periods ended September 30, 2006 and September 30, 2005 and the period from September 25, 1996 (inception) through September 30, 2006 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-Q and Item 310(b) of Regulation S-K. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments, which in the opinion of management are necessary for a fair presentation of the financial information for the three and nine months ended September 30, 2006 and 2005, and since inception. The results are not necessarily indicative of results to be expected for the year.
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
For the period from September 25, 1996 (inception) through September 30, 2006, the company has accumulated a deficit of $42,204,000, and at September 30, 2006 has a working capital deficiency of $1,515,000 and has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts have been principally devoted to the development of its technologies, raising capital and commercializing its products. Substantial additional financing will be required by the company to fund its activities. In the circumstances the company has established a budget to provide for its continued operations through December 31, 2006. The company secured a funding commitment from a stockholder and officer to fund any cash shortfall for operations through September 30, 2007. As of September 30, 2006, there have not been any advances made under this funding commitment. Subsequent to September 30, 2006 and in addition to the funding commitment, the company has sold 68,750 Class A Preferred shares through November 6, 2006 for proceeds of $275,000 and has sold 5,000 Class B Preferred Shares through November 3, 2006 for proceeds of $25,000. Based upon the funding commitment, cash on hand and the additional sale of Class A Preferred Stock, the company anticipates that it will have sufficient cash to fund operations for at least the next twelve months.
Note B — Summary of Significant Accounting Policies

[1]	Consolidation:

The financial statements include the accounts of the company, its majority-owned subsidiary, Ice (69.26% owned at September 30, 2006), and its wholly owned subsidiary Iso-Torque Corporation. All material intercompany transactions and account balances have been eliminated in consolidation.

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
September 30, 2006
Note B — Summary of Significant Accounting Policies (continued)
[4] License:
Through December 31, 2004, the license for the company’s Ice technology was being amortized over its estimated remaining useful life which correlated to the underlying patent. Effective January 1, 2005, the company has changed its estimate of economic useful life to 3 years. Charges for amortization in each of the three and nine months ended September 30, 2006 and 2005 was $214,000 and 642,000, respectively. Such amortization expense is included in research and development expense.
Total future amortization of the license is as follows:

Period Ending
September 30,	Amount
2007	$856,000
2008	214,000

$1,070,000

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
[6] Loss per common share:
Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At September 30, 2006 and 2005, the company excluded 4,293,525 and 3,115,817 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive.
[7] Fair value of financial instruments:
The carrying amount of cash, accounts payable, notes payable and accrued expenses approximates their fair value due to the short maturity of those instruments.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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
September 30, 2006
Note B — Summary of Significant Accounting Policies (continued)
[8] Stock-based compensation: (continued)
As of September 30, 2006, the company did not have any unrecognized stock compensation related to unvested awards.
The following table illustrates the effect on net loss and earnings per share if the fair value based method had been applied to the prior period.

Nine Months Ended
September 30, 2005
Reported net loss attributable to common stockholders	$(4,549,000)
Add: Stock-based compensation expense under APB No. 25 included in net loss, net of related tax effects	—
Stock-based employee compensation determined under the fair value based method prior to adoption of SFAS 123R, net of related tax effects	—

Pro Forma net loss attributable to common stockholders	$(4,549,000)

Loss per share:
Basic and diluted attributable to common stockholders — as reported	$(0.15)
Basic and diluted attributable to common stockholders — pro forma	$(0.15)
There was no stock option compensation recorded for the three and nine months ended September 30, 2006 since all stock options vested at December 31, 2005.
The following summarizes the activity of the company’s stock options for the three and nine months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Number of shares under option plan:
Outstanding at January 1, 2006	1,823,895	$4.85
Granted
Exercised
Canceled or expired

Outstanding at September 30, 2006	1,823,895	$4.85	3.25	$38,000

Exercisable at September 30, 2006	1,823,895	$4.85	3.25	$38,000

The company did not grant any options under the plan during the quarter ended September 30, 2006.
The company has 176,105 shares remaining for issuance under the plan.
At September 30, 2006, all outstanding options were fully vested.
The aggregate intrinsic value for the non-management director warrants at September 30, 2006 was $290,000. The warrants have a weighted average remaining term of 8.9 years and are fully vested.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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
[11] Recent accounting pronouncements:
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
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company’s 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s financial position and results of operations.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2006
NOTE C — LICENSES FROM THE TRUSTEES OF DARTMOUTH COLLEGE
On November 28, 2000, Ice entered into a 20-year exclusive license with the Trustees of Dartmouth College (“Dartmouth”) for land-based applications to a novel ice adhesion modification system developed by Dr. Victor Petrenko at Dartmouth’s Thayer School of Engineering. The license agreement provided for a single payment of $140,000 (paid in 2000) for sponsored research and a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provides for the payment of 50% of sub-license fee income. Expense for the above agreements totaled $5,750 and $17,250 for the three and nine months ended September 30, 2006 and 2005, respectively.
NOTE D — RELATED PARTY TRANSACTIONS
[1]	Commencing January 1, 2004, the Gleasmans entered into an arrangement with the company to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company on a noncompensated basis. In addition, Keith E. Gleasman will continue to serve as President and as a director and James Y. Gleasman will serve as Chief Executive Officer, Interim Chief Financial Officer and as a director, again on a noncompensated basis. In accordance with this arrangement, for the three and nine month periods ended September 30, 2006, the company did not pay the Gleasmans any consulting fees for their services. The company recorded approximately $225,000 for the estimated value of these services as a contribution to capital based upon approved time and hours spent and recorded $150,000 to research and development and $75,000 to general and administrative.

[2]	During the three and nine month periods ended September 30, 2006 and 2005 the company paid a member of the Gleasman family for administrative, technological and engineering services rendered. The individual is paid as a consultant for services. For the three and nine months period ended September 30, 2006 and 2005, this individual was paid $12,600 and $7,425 and $30,390 and $21,600, respectively. Management believes the rate of compensation is reasonable.

[3]	During the three month and nine month periods ended September 30, 2005, the company issued to a stockholder 30,000 and 70,000 common shares as rent for the company’s use of a facility valued at approximately $83,000 and $225,000 respectively, based upon the fair market value of the common stock on the date of issuance. This arrangement terminated effective February 28, 2006. No common shares were issued to the stockholder during the three and nine month periods ended September 30, 2006 and no further amounts are due under the arrangement.

[4]	During the three and nine month periods ended September 30, 2005 the company incurred approximately $121,000 and $419,000 for consulting services provided to the company by outside counsel exclusive of legal services. There were no charges for the three and nine month periods ended September 30, 2006.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2006
NOTE E — NOTE PAYABLE
Notes Payable — Financial Institution
During the year ended December 31, 2005, the company financed a vehicle as a prototype and pledged the vehicle as collateral for a loan. The loan in the amount of $24,000 is paid in monthly installments of $479 consisting of principal and interest at 6.59% per annum through December 2010.
During the quarter ended September 30, 2006, the company refinanced two vehicles and pledged the vehicles as collateral for the loan. The loan in the amount of $56,174 is paid in monthly installments of $1,201 consisting of principal and interest at 10.3% per annum through August 2011.
The following represents the required minimum payments:

Period Ending
September 30,
2007	$20,000
2008	20,000
2009	20,000
2010	20,000
2011	15,000

Total Minimum payments	95,000

Less-amount representing interest	19,000

76,000
Less-Current Maturities	14,000

Long Term Portion	$62,000

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
For the three and nine months ended September 30, 2006, the company incurred and accrued interest charges in the amount of $4,183.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Note F — Stockholders’ (Deficiency ) Equity
[1] Class A Preferred stock:
In January 2002, the company authorized the sale of up to 2,000,000 shares of its Class A Non-Voting Cumulative Convertible Preferred Stock (“Class A Preferred”). During 2002, the company sold 38,500 shares at $4.00 per share of its Class A Preferred in a private placement for approximately $142,000 in net proceeds. Each share of Class A Preferred is convertible into one share of voting common stock and entitles the holder to dividends, at $.40 per share per annum. The holder has the right to convert after one year subject to Board approval.
In connection with this offering the company granted the placement agent 5,000 Class A Warrants, exercisable for five years at an exercise price of $1.52 per share into common stock. The company also granted to these investors 2,500 Class A Warrants, exercisable for five years at an exercise price of $0.01 per share. Such warrants were treated as a cost of the offering. Also, the placement agent was granted 10,000 warrants for providing certain financial analysis for the company. The warrants are immediately exercisable at $.30 per share for five years. The warrant contains a cashless exercise feature. The company valued the warrant at $8,000 using the Black-Scholes option-pricing model and charged operations. On July 8, August 14, September 11, 2003 and August 4, 2006, the company issued 2,500, 7,480, 1,200 and 2,500 common shares, respectively, to the placement agent upon the exercise of warrants issued in connection with this offering.
Liquidation Rights
(i)	In the event of any liquidation, dissolution or winding up of the company, whether voluntary or involuntary, the holders of Class A Preferred Shares then outstanding are entitled to be paid out of the assets of the company available for distribution to its shareholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount in respect of any shares of any Junior Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the company, all accumulated and unpaid dividends (including a prorated dividend from the last Dividend Accrual Date) in respect of any liquidation, dissolution or winding up consummated except that, notwithstanding the provisions of the Preferred Stock Agreement, all of such accumulated and unpaid dividends will be paid in Class A Preferred Shares at a rate of 1 Class A Preferred Share for each $4.00 of dividends. No fractions of Class A Preferred Shares will be issued. The company shall pay cash in lieu of paying fractions of Class A Preferred Shares on a pro rata basis.

(ii)	The Class A Preferred Shares will be entitled to participate on a pro rata basis in any distribution of assets as may be made or paid on Junior Stock upon the liquidation, dissolution or winding up of the company.

(iii)	A consolidation or merger of the company with or into any other corporation or corporations or any other legal entity will not be deemed to constitute a liquidation, dissolution or winding up of the company as those terms are used in this Section C.

TORVEC, INC. AND SUBSIDIARIES,
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Note F — Stockholders’ (Deficiency) Equity (continued)
[1] Class A Preferred stock: (continued)
During 2005, the company sold 200,000 Class A Preferred for $800,000 and issued 62,500 associated common stock warrants with an exercise price of $.01 per share. Such warrants are convertible immediately and are exercisable for ten years.
During the three and nine month periods ended September 30, 2006, the company sold 78,750 and 162,000 Class A Preferred to investors for proceeds of $315,000 and $648,000, respectively. One investor also purchased 20,500 common stock warrants for a purchase price of $2,000 for the period ended March 31, 2006. The company issued 77,515 and 121,265 additional common stock warrants to investors in connection with the purchase of Class A Preferred for the three and nine month periods ended September 30, 2006. All such warrants are exercisable at $.01 per common share. For the three and nine month periods ended September 30, 2006, 35,000 and 47,500 of these warrants were exercised for proceeds of $350 and $475 respectively.
At September 30, 2006 and 2005, dividends in arrears amounted to approximately $409,000 and $208,000, respectively.
[2] Class B Preferred stock:
On October 21, 2004, the company authorized the sale of up to 300,000 shares of its Class B Non-Voting Cumulative Convertible Preferred Stock (“Class B Preferred”). During 2004, the company sold 42,500 shares at $5.00 per share of its Class B Preferred for $212,500. Each share of Class B Preferred is cumulative convertible into either one share of voting common stock of the company or one share of common stock of Iso-Torque Corporation under certain circumstances and entitles the holder to dividends, at $.50 per share per annum. The holder has the right to convert into shares of the company’s common stock after one year subject to Board approval. At September 30, 2006 and 2005, dividends in arrears amounted to approximately $43,000 and $22,000, respectively.
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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Note F — Stockholders’ (Deficiency) Equity (continued)
[3] Business Consultants Stock Plan:
For the three and nine month periods ended September 30, 2005, the company issued 145,540 and 739,490 shares to business consultants under the Business Consultants Stock Plan. For the three and nine month periods ended September 30, 2006, the company issued 130,500 and 461,234 shares to business consultants under the Business Consultants Stock Plan. For the three and nine months ended September 30, 2006 the shares were valued at the market value of the shares on the date immediately prior to the date of issuance and approximated $334,000 and $926,000, respectively. For the three and nine month periods ended September 30, 2006 424,000 shares were issued to satisfy the exercise of warrants. As of September 30, 2006, 164,625 shares are available for future issuances under the Business Consultants Stock Plan.
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
At December 31, 2005, 83,750 warrants were issued and fully vested. The company issued 44,000 warrants and recorded a charge of $113,000 to general and administrative expenses representing the excess of the fair market value and $.01 per share of such warrants in 2005. During 2005, two directors exercised 24,000 warrants granted to them under the Nonmanagement Directors Plan.
For the three and nine months ended September 30, 2006, the company granted 0 and 39,750 warrants, respectively, under the Nonmanagement Directors Plan and recorded a charge of approximately $0 and $48,000, respectively to general and administrative expenses. During the three and nine month periods ended September 30, 2006, 3,000 and 19,000 warrants were exercised, respectively.
On October 13, 2006, the board modified the Plan to provide that, effective for periods commencing on and after July 1, 2006, a stipulated sum per annum should be paid to each nonmanagement director solely for his service as a director, with the amount of such payment determined by the board from time to time, based upon such considerations as risk, number of meetings, monitoring and reviewing company compliance with the Sarbanes-Oxley Act as well as all other applicable local, state, national and international rules and regulations, development and implementation of policies, including establishing and reviewing executive compensation, longevity, 24-hour a day availability, as well as oversight of management’s pursuit of one or more commercializing events for the company’s technologies. Until adjusted in accordance with such factors, the board determined that each nonmanagement director shall be paid $25,200 per annum exclusively for board and committee service, payable pro rata on a quarterly basis, provided each such director shall have attended, either in person or via telephonic conference, 75% of the meetings of the board and of the committee(s) of which he is a member, such attendance measured on an annual basis. Such amount shall be paid either in cash, Business Consultants stock or a combination of both and is payable to a newly elected director on a prospective basis upon his election as a director.
At the same meeting, the board also determined that a stipulated sum per annum should be paid to those nonmanagement directors serving as chairman of the board, chairman of the executive committee, chairman of the audit committee, chairman of the nominating committee and chairman of the compensation and governance committee, exclusively for service rendered in such capacities. Until further adjusted, the board determined that the chairman of the board shall be paid $7,500 per annum, the chairman of the executive committee shall be paid $12,000 per annum, the chairman of the audit committee shall be paid $12,000 per annum, the chairman of the nominating committee shall be paid $5,100 per annum and the chairman of the compensation and governance committee shall be paid $5,100 per annum. Such amounts are to be paid pro rata on a quarterly basis with payments made in cash, Business Consultants stock or a combination of both and is payable to a newly elected chairman on a prospective basis upon his election as chairman. With respect to amounts payable to chairmen for calendar 2006, such amounts shall be payable retroactively to January 1, 2006 (except for the audit committee chairman who has received payment for the six month period ended June 30, 2006).
Each unexercised, nonmanagement director warrant outstanding as of October 13, 2006 was amended to provide that such warrants may be exercised only upon the happening of the earlier to occur of the following events: death or disability of the director, termination of his service as a director, change in control of the company or the sale, license or other commercial transfer of a substantial amount of the company’s assets, all of such terms to be interpreted in accordance with the provisions of section 409A of the Internal Revenue Code of 1986 and the regulations promulgated thereunder.
[5] Shares issued for services and rent:
During 1998, the company granted 1,000 shares of common stock, valued at $3.00 per share, for services provided. During 1997, the company granted 12,000 and 2,000 shares of common stock for services provided. The company valued the shares at their fair value of $1.50 and $3.00 per share, respectively. During 2003 and 2002, 15,640 and 134,964 restricted shares were issued for services aggregating approximately $18,000 and $198,000 respectively. During 2005 and 2004, 100,000 and 35,000 restricted             shares were issued for services and rent aggregating approximately $259,500 and $194,000. During the three and nine month periods ended September 30, 2006, no restricted shares were issued.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Note F — Stockholders’ (Deficiency) Equity (continued)
[6] Business and Financial Consultants:
In connection with its business and financial operations for the three and nine month period ended September 30, 2006, the company issued 85,333 and 92,833 warrants exercisable at $.01 per common share, each with a ten year term, to a number of consultants. During the three month period ended September 30, 2006, 90,750 of these warrants were exercised for proceeds of $908. The company also issued 400,000 warrants to a business consultant on August 28, 2006, exercisable over a ten year term at an exercise price of $3.27 per common share. The Company valued the warrants at $1,237,000 using the Black-Scholes option/pricing model and charged operations. None of these warrants were exercised as of September 30, 2006.
[7] Warrants:
As of September 30, 2006, outstanding warrants to acquire shares of the company’s common stock are as follows:

		Number of
Exercise		Shares
Price	Expiration	Exercisable
$1.52	September 18, 2007	2,500		(Note F [1])
(a)	(a)	125,000		(a)
$.75	None	500,000		(b )
$.01	None	756,200		(c )
$.01	None	84,500		(d )
(e)	(e)	(e	)	(e)
$.01	None	3,000		(f )
$5.00	Ten Years	210,000		(g )
$.01	None	6,000		(h)

$.01	None	84,182		(i)

$1.00	None	20,500		(j)

(k)	(k)	(k	)	(k)
$.01	10 years	2,083		(l)
$3.27	10 years	400,000		(m)

(a)	Exercisable only if company has an IPO at the IPO price and exercisable five years from IPO. To date, the company has not conducted an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named the chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Note F — Stockholders’ (Deficiency) Equity (continued)
[7] Warrants: (continued)

(c)	The company has issued 1,325,000 warrants, exercisable at $.01 per share, to a management consulting firm in accordance with purported agreements between the company and the management firm. 568,800 warrants were exercised for proceeds of aggregate $5,484 in accordance with the purported agreements with the management consulting firm. In accordance with the court’s order rendered on May 8, 2006 in connection with the litigation described in Note I, the company was required to honor immediately the exercise of 40,000 common stock warrants at $.01 per common share, to issue 245,000 common stock warrants, exercisable at $.01 per common share and to honor, if and when presented for exercise, 511,200 previously issued unexercised warrants (all included in above total). The 40,000 common shares and 245,000 common stock warrants were deposited with the Monroe County, New York Treasurer and may not be accessed by the firm pending the appellate court’s disposition of the company’s appeal of the May 8, 2006 court order. The Company valued the 245,000 warrants at $415,000 using the Black-Scholes option/pricing model and charged operations. In addition, the exercise by the firm of the 511,200 unexercised warrants is also stayed pending the company appeal. (See Notes H and I)

(d)	The company has issued an aggregate 127,000 warrants to its nonmanagement directors for services rendered to the Board under its Nonmanagement Directors Stock Plan. For the three and nine month periods ended September 30, 2006, 0 and 39,750 warrants were issued under the Plan. The exercise price for each of the warrants is $.01 per share with a 10 year term. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note F 4).3,000 and 19,000 warrants have been exercised for the three and nine months ended September 30, 2006. The company has received proceeds of $390.

(e)	During 2005, the company issued 120,000 warrants to a consultant, exercisable at .01 per share. 48,000 warrants were exercised in 2005. The remaining 72,000 warrants were exercised on September 11, 2006. The exercise price was $.01 per common share and the company received proceeds of $720.

(f)	In June 2005, the company issued 3,000 warrants to a consultant, exercisable at .01 per share.

(g)	During 2005, the company issued 210,000 warrants to consultants, exercisable at $5.00 per share. The warrants carry a ten year term. None of these warrants have been exercised through September 30, 2006.

(h)	During 2005, the company issued 6,000 warrants to a consultant, exercisable for ten years at .01 per share. None of these warrants have been exercised through September 30, 2006.

(i)	During 2005, the company issued 62,500 common stock warrants to investors in connection with their purchase of 62,500 Class A Preferred, exercisable at $.01 per common share. 50,000 of these warrants were exercised in 2005. During the three and nine month periods ended September 30, 2006, the company issued 73,682 and 117,432 common stock warrants with a ten year term to investors along with their purchase of 78,750 and 162,000 Class A Preferred, exercisable at $.01 per common share. During the three and nine month periods ended September 30, 2006, 33,250 and 45,750 warrants were exercised for proceeds of $333 and $458, respectively.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Note F — Stockholders’ (Deficiency) Equity (continued)
[7] Warrants: (continued)

(j)	During the quarter ended March 31, 2006, one investor purchased 20,500 common stock warrants exercisable at $1.00 per share exercisable for ten years for a purchase price at $2,000. None of these warrants have been exercised through September 30, 2006.

(k)	On June 19,2006, the company issued 360,000 common stock warrants to a director for specific services rendered by such director as chairman of the company’s executive committee valued at $629,000 using the Black-Scholes option/pricing model. These warrants were exercised on September 1, 2006 and September 11, 2006 at $.01 per common share. The company received proceeds of $3,600 with an intrinsic value of 1,440,000.

(l)	In connection with its business and financial operations for the three and nine month periods ended September 30, 2006, the company issued 85,333 and 92,833 common stock warrants, exercisable for 10 years at $.01 per common share. During the three month period ended September 30, 2006, 90,750 of these warrants were exercised for proceeds of $908.

(m)	On August 28, 2006, the company issued 400,000 common stock warrants exercisable for ten years at an exercise price of $3.27 per common share to a business consultant.
[8]	Issuance of Stock and Warrants by Subsidiary:

The following is a summary of warrants outstanding for the Ice Subsidiary:

	Three and Nine Months Ended
	September 30,
	2006	2005
Outstanding at the beginning of the year	103,948	103,948
Granted	—	—

Outstanding at the end of the period	103,948	103,948
The warrants have a weighted-averaged remaining life of 1.94 years and all warrants have an exercise price of $.76 per share.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Note F — Stockholders’ (Deficiency) Equity (continued)
[9] Shares Issued for Future Consulting Services
On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the company under their consultant agreements. The company issued 50,000 business consultant shares valued at $102,000 on September 27, 2005, contingent on the performance by the consultants of future services under such consultant agreements. The company fair values the shares issued to the trust using the closing market price on the date immediately prior to the date of issuance. Amounts in excess of the consulting invoices are classified as shares issued for future consulting services in Stockholders’ (Deficiency) Equity. Such services were rendered and the trustee distributed to the consultants the proceeds of sales of such shares directly to the consultants. During the quarter ended March 31, 2006, the trustee sold 38,470 shares for $77,343 and distributed the proceeds from the trust to satisfy obligations to consultants. On April 18, 2006, the company issued another 50,000 business consultant shares valued at $82,500, contingent on the performance by the consultants of future services under such consultant agreements. During the second quarter ended June 30, 2006, the trustee sold 61,600 shares for $118,205 and distributed the proceeds to satisfy obligations to consultants. On June 29, 2006, the company issued another 50,000 business consultant shares valued at $107,500, contingent on the performance by the consultants of future services under such consulting agreements. During the third quarter ended September 30, 2006, the trustee sold 64,200 business consultant shares for $154,563 and distributed the proceeds to satisfy obligations to consultants. On August 22, 2006, the company issued another 50,000 business consultant shares valued at $170,500, contingent on the performance by the consultants of future services under such consultant agreements. The company’s payment obligations with respect to the consultant agreements are met once it has issued shares to the trust in accordance with directives received from the consultants and the consultants, not the company, bear the risk of loss in the event the proceeds of stock sales by the trustee are less than the value of the stock contributed to the trust by the company on the date of contribution.
The following summarizes the activity of Stock issued under the Trust as of September 30, 2006.

	Number of Shares	Value
Outstanding at January 1, 2006	50,000	$103,000
Shares Issued	150,000	361,000
Shares Sold to pay Consultants	(164,270)	(304,000)

Balance at September 30, 2006	35,730	$160,000

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
During 2005, the company entered into non-exclusive two year consulting agreements with various consultants. Under the terms of the consulting agreements, the company will issue payment to be made in cash, business consultants stock or a combination hereof, in the company’s sole discretion. The consultants were issued common stock warrants exercisable at $5.00 per common share. The number of warrants aggregated 210,000. Such warrants are fully vested, exercisable immediately and have a ten year term. The company valued the warrants at $377,000 using the Black-Scholes option/pricing model and charged operations in 2005.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Note G — Commitments and Other Matters (continued)
[2] Variable Gear, LLC
On January 1, 2008, the company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. The company does not share in any profit or losses in this entity. At September 30, 2006 such fair market value cannot yet be reasonably estimated.
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
Rent expense for the three and nine month periods ended June 30, 2005 was $168,000 and $223,000, respectively. Rent expense for the three and nine month periods ended September 30, 2006 was $13,000 and $42,000, respectively.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Note H — Management Agreement
On February 20, 2004 the company entered into an agreement with a management-consulting firm to develop and execute a business plan to commercialize its full terrain vehicle. Upon execution of the agreement, the company granted 15,306 shares of common stock to pay a one-time fee of $75,000 charged by the firm for attendance at the company’s annual shareholders meeting. Pursuant to the February 20th agreement, the company issued 28,792 common shares in monthly fees and granted 620,000 warrants, of which 153,600 were exercised during the third quarter of 2004 and none were exercised during the third quarter of 2005. The parties terminated the February 20, 2004 agreement with respect to all its terms and intended to replace it with a new agreement to become effective on June 30, 2004 pursuant to which the management of the company was to be taken over by the management consulting firm through the provision of individuals to serve as the company’s chief executive officer, chief financial officer and chairman of its board of directors. The purported June 30th agreement was for an initial term of 24 months and could be renewed for an additional 24 month periods unless either party provided notice to the other at least sixty days prior to the end of the term. With one significant exception, it was intended that the June 30 th agreement contain compensation terms similar to those contained in the February 20th agreement. As under the February 20th agreement, the company paid the management consulting firm $50,000, plus 20,000 warrants exercisable at $.01 per share on a monthly basis. In lieu of such payment, upon the happening of a revenue producing event, the company would grant 40,000 warrants per month, exercisable at $.01 per share. Pursuant to the purported June 30th agreement, the company granted 200,000 warrants on August 20, 2004 and recorded a charge of $1,191,000 in connection with the issuance of the warrant.
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
September 30, 2006
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
September 30, 2006
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
September 30, 2006
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
The 245,000 common stock warrants were fair valued using the Black-Scholes option/pricing model and have recorded a compensation charge of $629,000 as of September 30, 2006.
On September 21, 2006, the company filed its brief with the Appellate Division of the New York Supreme Court to support its appeal with the appellate court. On October 23, 2006, the management consulting firm filed its answering brief with such Court to which the company replied on November 2, 2006. The company anticipates the court will set a date in the near future for oral argument on the company's appeal.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Note K – Subsequent Events
On October 6, 2006, an existing shareholder purchased 50,000 Class A Preferred at the stipulated purchase price of $4.00 per share for aggregate proceeds of $200,000. He also received 16,667 common stock purchase warrants exercisable at $.01 per common share over a period of ten years. On October 19, 2006, the shareholder exercised the warrant and the company received $167 in proceeds.
On October 19, 2006, a director exercised common stock warrants aggregating 15,000 common shares and paid the company $150 for such exercise.
In October 27, 2006, the Company entered into a one year agreement with a consultant who will be the Company’s government affairs consultant. The Consultant will be paid a monthly retainer of $5,000 per month and will also receive 200,000 common stock warrants, exercisable for ten years for an exercise price of $3.75 per share.
On November 3, 2006, an investor purchased 5,000 Class B Preferred shares at a stipulated purchase price of $5.00 per share for aggregate proceeds of $25,000.
On November 6, 2006, accredited investors purchased 18,750 Class A Preferred shares for the stipulated purchase price of $4.00 per share for aggregate proceeds of $75,000.
On September 19, 2006, the Compensation and Governance Committee, composed entirely of independent directors, recommended to the company’s board of directors certain changes to the existing Nonmanagement Directors Plan, adopted a new Commercializing Event Plan, an increase in the number of common shares reserved for issuance under the Business Consultants Plan and an increase in the number of common shares authorized for issuance under the company’s certificate of incorporation.
On October 13, 2006, the company’s board of directors adopted the Committee’s recommendations as follows:
A. Nonmanagement Directors Plan
     1. Each nonmanagement director shall be paid a stipulated sum solely for his or her service as a director each year and nonmanagement directors who serve as chairman of the board, chairman of the executive committee, chairman of the compensation and governance committee, chairman of the audit committee and chairman of the nominating committee shall be paid an additional stipulated sum per annum. The amount paid each year shall be determined by the board based upon such factors as risk, number of meetings, monitoring and reviewing company compliance with the Sarbanes-Oxley Act and other rules and regulations applicable to the company’s business, developing and monitoring the implementation of policies, establishing and reviewing the compensation packages of the executive officers, longevity, availability on a 24 hour basis, as well as the oversight of management’s pursuit of one or more commercializing events for the company’s technologies.
     2. Until further adjusted by the board, each nonmanagement director shall be paid the stipulated sum of $25,200 per annum for board service, payable on a quarterly basis, provided such director shall have attended 75% of the meetings of the board and of the committees of which he or she is a member on an annual basis, and, further provided, that a newly elected director shall be entitled to participate in the Plan on a prospective basis upon his or her election as a director.
     3. Until further adjusted by the board, exclusively for their services in such capacities, the chairman of the board shall be paid $7,500 per annum, the chairman of the executive committee shall be paid $12,000 per annum, the chairman of the compensation and governance committee shall be paid $5,100 per annum, the chairman of the audit committee shall be paid $12,000 per annum and the chairman of the nominating committee shall be paid $5,100 per annum.
     4. Payment of such stipulated sums is to be made in cash or in shares of common stock issued under the company’s Business Consultants’ Stock Plan and/or a combination thereof. When payment is made in common shares, the number of shares payable, when expressed as a dollar amount, shall be determined based upon the closing price of the company’s common stock on a trading date which is one day immediately prior to the date of grant.
     5. With respect to the 2006 calendar year, these modifications to the Plan shall be effective for the third quarter ending September 30, 2006, except that with respect to payments to be made to directors in their capacities as chairman of the board, chairman of the executive committee, chairman of the compensation and governance committee and chairman of the nominating committee, the effective date shall be January 1, 2006.

B. Commercializing Event Plan
The board adopted the Committee’s recommendation with respect to the creation of a Commercializing Event Plan as follows:
     1. The company shall award 50,000 Business Consultants Stock to each of Daniel R. Bickel, Herbert H. Dobbs, David M. Flaum, James Y. Gleasman, Keith E. Gleasman, Joseph B. Rizzo, Gary A. Siconolfi, Andrew K. Gleasman and Richard B. Sullivan, in their individual capacities, in the instance of a First Commercializing Event with respect to each one of the company’s eight separate technologies. An additional 25,000 Business Consultants Shares shall be awarded to the same individuals in the event of a Second Commercializing Event with respect to each of the company’s eight separate technologies. No award shall be given to said individuals in the instance of a Third or Subsequent Commercializing Event with respect to the same technology.
     2. In the event that the company is sold and all of the company’s eight separate technologies are transferred, whether by outright sale, merger, stock-for-stock transaction, tender offer or any business combination of any kind and/or type, to a third party and/or parties, the company shall award to each of the same individuals 400,000 Business Consultants Shares.
     3. For purposes of the Plan, the term “Commercializing Event” means any agreement, arrangement or business transaction with a third party which, regardless of form and regardless of how characterized, has the potential to generate revenue to the company and/or income or capital appreciation to its shareholders. The board of directors at all times shall retain the authority to determine whether a Commercializing Event shall have occurred.
C. Increase in Number of Business Consultants Shares
     Currently, there are 5,100,000 common shares reserved for issuance under the company’s Business Consultants Plan, of which 4, 972,437 shares have been issued as of October 19, 2006. Since the company registered its common stock for trading under the Securities Exchange Act of 1934 in September, 1999, the company has utilized Business Consultants Stock to pay for services rendered to the company. The company has registered the shares issuable under the Plan with the Securities and Exchange Commission to enable such shares to be sold by service providers without regard to the “restricted stock” provisions of Rule 144 promulgated under the Securities Act of 1933.
     In view of the continuing need of the company to pay service providers in common shares rather than cash, the board authorized an increase in the number of shares available for issuance under the Business Consultants Plan by 4,900,000 so that the total number of consulting shares designated for issuance under the Plan shall be 10,000,000. By virtue of such increase, the total number of shares available for future issuance under the Plan shall be 5,127,563 (4,900,000 increase, plus 127,563 available under prior ceiling).
The authorization does not require shareholder approval.
D. Increase in Number of Authorized Common Shares
     Under the company’s certificate of incorporation, as amended, the company may not issue more than 40,000,000 common shares, $.01 par value. The company has issued, as of October 19, 2006, 31,144,843 common shares and has commitments to issue additional common shares upon the exercise of common stock warrants and potential conversions of Class A and Class B Preferred Stock.
     The board believes that events may materialize and circumstances may dictate that it would be in the best interest of the company’s shareholders for the board to declare one or more common stock dividends or common stock-splits. In addition, the board anticipates that upon the happening of a commercializing event, the company will list its common stock on a national securities exchange or NASDAQ. Upon such listing, the company will need a significant number of additional common shares in order to create greater liquidity and attract institutional investors.
     The board, therefore, voted to recommend that the company’s shareholders approve an amendment to the company’s certificate of incorporation to increase the number of authorized common shares by 360,000,000 common shares, so that, as a result of the amendment, the company’s certificate of incorporation would provide that the company has authority to issue an aggregate 400,000,000 common shares. As a result of the amendment, the total number of common shares available for future issuance would be 368,855,157 (360,000,000 increase, plus 8,855,157 available for issuance prior to the amendment).
     Under the New York Business Corporation Law, the amendment of the company’s certificate of incorporation to increase the number of common shares authorized for issuance does require shareholder approval prior to becoming effective. Consequently, the board intends to solicit the vote of the company’s shareholders to approve the amendment at the next annual meeting of shareholders.
In accordance with the Nonmanagement Directors Plan, as amended, for the third quarter, the company issued 2,048 common shares to each of its nonmanagement directors (Daniel R. Bickel, Herbert H. Dobbs, David M. Flaum, Joseph B. Rizzo and Gary A. Siconolfi) on October 19, 2006. The company also issued 1,031 common shares to Mr. Bickel for services as chairman of the audit committee rendered during the third quarter, 1,769 common shares to Joseph B. Rizzo for services as chairman of the nominating committee rendered during the company’s 2006 fiscal year through September 30, 2006 and 8,386 common shares to Gary A. Siconolfi for services as chairman of the board, chairman of the executive committee and chairman of the governance and compensation committee rendered during the company’s 2006 fiscal year through September 30, 2006.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
PLAN OF OPERATION
(a) Overall Business Strategy
The company’s overall business strategy relating to the commercialization of its technologies continues to be:
o	to license or sell any one or all of its technologies (i.e. the infinitely variable transmissions, the hydraulic pump/motor system, the Iso-Torque™ differential, the spherical gearing constant velocity joint mechanism, the ice technology) in order to provide the capital management believes is necessary to successfully implement its stated goal to manufacture and market its FTV™ worldwide, especially in the Asian, African, South and Central American, and Eastern European markets.
The company’s plan of operation relative to its automotive inventions during fiscal 2006 is:
o	to continue the ongoing real world testing of our infinitely variable transmission in both our GM Tahoe and a diesel-powered vehicle and to showcase the performance of such transmission to the worldwide automotive industry, local, regional and national governments and to private sector vehicle end-users, such as the U.S. military, companies with large truck fleets and school bus companies;

o	to continue demonstrating the Iso-Torque differential both in the Nissan 350-Z as well in as other, strategically-targeted vehicles to the worldwide auto industry, local, regional and national governments and to private sector end-users, such as the U.S. military, companies with large truck fleets and school bus companies;

o	to continue demonstrating the Full Terrain Vehicle (FTV) to the worldwide auto industry, local, regional and national governments and to private sector end users, such as the U.S. military;

o	to continue ongoing discussions with such governments and private sector end-users as well as with automotive manufacturers and 1st-Tier suppliers worldwide in order to consummate one or more joint venture or other business combinations that would lead to the commercialization of the company’s products;

o	to continue ongoing discussions with glass manufacturers regarding the joint development and commercialization of the ice technology with a view to the license or sale of such technology;

o	to continue to improve the company’s inventions and, where appropriate, to obtain patent protection on such new improvements.

     Any sale, license or other commercial transfer of our technology for use in a foreign country is subject potentially to U.S. regulatory authorities which may require that the company obtain one or more export licenses.
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
(b) Current Status of Product Development
     Based upon our experience and research to date, we believe the following automotive inventions will eventually become commercially viable:
o	the FTVTM, including the steering drive and suspension for tracked vehicles;

o	the Iso-TorqueTM differential;

o	our infinitely variable transmissions;

o	the hydraulic pump and motor;

o	spherical gearing constant velocity mechanism;
These inventions are in the following stages of development:
o	The Full Terrain Vehicle – The FTV is production-ready and during the third quarter, 2006, was equipped with a Cummins 4-cylinder, 3.9 liter, 170 horsepower, turbo-charged diesel engine. The company’s discussions with interested parties with respect to the commercialization of this technology, including but not limited to, the Chinese, are progressing.

o	The Iso-Torque Differential – The Iso-Torque differential is production-ready. Discussions with interested parties with respect to the commercialization of this technology on a stand-alone basis are progressing. However, our FTV requires at least two Iso-Torque differentials in order to function. Thus, discussions concerning the sale and/or license of the FTV perforce include discussions concerning the commercialization of the Iso-Torque.

o	The Infinitely Variable Transmission – The IVT is nearly production-ready. We are refining the electronic controls so that the unit functions as an infinitely variable transmission, and not as a multiple step-transmission, in our 2003 diesel-fueled Dodge Ram 4x4.

o	The company has presented a detailed proposal on how its technologies, specifically its IVT and its Iso-Torque differential, can benefit New York State, especially with respect to fuel savings, enhanced safety and reduced pollution generated by retrofitting approximately 55,000 school buses statewide with a number of local and statewide representatives. Based upon discussions we have had to date, we are encouraged that New York State Legislature will act favorably on our school bus proposal in the next legislative session.

We are continuing our testing which is designed to compare the fuel efficiently and pollution reduction capabilities of our IVT versus the fuel consumption and pollution generated by New York’s and our nation’s school buses, the majority which use the same or comparable diesel-fueled engine as our Dodge Ram 4-X-4. The comparisons are being made based upon actual school bus routes furnished to us by local school districts that are actively collaborating with us on the project. We also are continuing our testing in our diesel-fueled Dodge Ram 4-X-4 because most of the automotive markets for our products worldwide make use of and are committed to diesel-fueled engines. In addition, the United States automotive industry is awaking to the benefits of diesel.
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
     To date, the company has not earned any revenue with respect to its technology portfolio.
(c) Company Expenses
     The net loss for the three and nine month periods ended September 30, 2006 was $2,291,000 and $4,875,000 as compared to the net loss of $958,000 and $4,279,000 for the three and nine month periods ended September 30, 2005. The increase in the net loss of $1,333,000 and $596,000 is principally related to increases in general and administrative expenses, which resulted from certain stock based compensation plans.
     Research and development expenses for the three and nine month periods ended September 30, 2006 were $334,000 and $1,252,000 as compared to $782,000 and $2,266,000 for the three and nine month periods ended September 30, 2005. This decrease amounted to $448,000 and $1,014,000. This decrease is attributable to decreased costs associated with commercializing our technologies.
     General and administrative expenses for the three and nine month periods ended September 30, 2006 amounted to $1,957,000 and $3,631,000 as compared to $244,000 and $2,218,000 for the three and nine month periods ended September 30, 2005. This increase amounted to $1,713,000 and $1,413,000 and is principally due to charges for consulting expenses, which resulted from certain stock based compensation plans.

(d) Liquidity And Capital Resources
     The company’s business activities during the three and nine months ended September 30, 2006 were funded principally through the sale of 78,750 and 162,000 shares of Class A Preferred to accredited investors for aggregate proceeds of $315,000 and $648,000.
     During the three and nine month periods ended September 30, 2006, the company issued 554,500 and 885,234 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work and litigation. As of September 30, 2006 there are 164,625 shares available for future grants under the plan.
     Through September 30, 2006, James and Keith Gleasman continued their working arrangement with the company that assures the company with continued access to the Gleasmans’ expertise without unduly burdening the company with the costs associated with the payment of consulting fees. Under this arrangement, James and Keith Gleasman provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company. In addition, Keith Gleasman serves as president and as a director and James Gleasman serves as chief executive officer, interim chief financial officer and as a director.
     At September 30, 2006, the company’s cash position was $160,000 and the company had a working capital deficiency of $1,515,000. The company’s cash position at anytime during the fiscal quarter ended September 30, 2006 was directly dependent upon its success in selling Class A Preferred since the company did not generate any revenues. The company believes that current, ongoing discussions with governmental agencies and private sector companies worldwide could very well create a revenue producing transaction during fiscal 2006. However, it can not predict when such a transaction will be consummated and therefore, the company does not know whether it will generate revenues from its business activities during fiscal 2006. The company secured a funding commitment from a stockholder and officer to fund operations, through September 30, 2007. As of September 30, 2006, there have not been any advances made under this funding commitment.
     From October 1, 2006 through November 1, 2006, the Company sold 50,000 Class A Preferred Shares for proceeds of $200,000.
     During the three and nine month periods ended September 30, 2006, the company had accounts payable and accrued expenses of $1,733,000, of which $1,653,000 is attributable to our ICE subsidiary.
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
     As of September 30, 2006, there was no remaining unrecognized stock compensation related to unvested awards (net of estimated forfeitures).
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
(f) Impact of Inflation
     Inflation has not had a significant impact on the company’s operations to date and management is currently unable to determine the extent inflation may impact the company’s operations during its fiscal quarter ending September 30, 2006.
(g) Quarterly Fluctuations
     As of September 30, 2006, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At September 30, 2006, the company does not engage in investment activities and has no material, outstanding indebtedness that would subject it to commodity price and/or equity price market risk. The company does not engage in activities that would subject it to foreign currency exchange rate risk. On June 19, 2006, a shareholder advanced the company $250,000 by depositing the full amount with the Monroe County Treasurer in order to perfect a stay with respect to a court order directing the company to transfer 40,000 common shares and 245,000 common stock warrants to a management consulting firm with which the company is in litigation. The principal amount of the advance is to be repaid by the company either by the issuance of 62,500 Class A Preferred, associated warrants, cash and/or a combination thereof, with the method and timing of repayment totally within the company’s discretion. The company has agreed to reimburse the shareholder on a current basis in cash for his interest expense, currently at a rate of 8.75% per annum. The rate is variable depending upon the prime rate while the advance remains outstanding and, thus, the company is subject to market risk with respect the amount of interest payable.
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
The company’s management, including the chief executive officer and interim chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2006 pursuant to Rule 13a-15(b) under the Exchange Act and has concluded that our disclosure controls and procedures were effective as of September 30, 2006.
Changes in Internal Control Over Financial Reporting
The company’s management, with the participation of the company’s chief executive officer and interim chief financial officer, has concluded that there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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
     The 40,000 common share issuance represents the number of warrants tendered for exercise by the management consulting firm, which the company did not honor upon presentation. The company previously recorded a charge with respect to this issuance at the date of the warrant grant.
     The 245,000 common stock warrants issued were fair valued at the date of grant and the company recorded a compensation charge for the second quarter.
     On September 21, 2006, the company filed its brief with the Appellate Division of the New York Supreme Court to support its appeal with the appellate court. On October 23, 2006, the management consulting firm filed its answering brief with such Court to which the company replied on November 2, 2006. The company anticipates the court will set a date in the near future for oral argument on the company's appeal.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
All sales of unregistered equity securities taking place during the quarter ended September 30, 2006 were timely reported in current reports on Form 8-K filed by the company.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
On September 19, 2006, the Compensation and Governance Committee, composed entirely of independent directors, recommended to the company’s board of directors certain changes to the existing Nonmanagement Directors Plan, adopted a new Commercializing Event Plan, an increase in the number of common shares reserved for issuance under the Business Consultants Plan and an increase in the number of common shares authorized for issuance under the company’s certificate of incorporation.

On October 13, 2006, the company’s board of directors adopted the Committee’s recommendations as follows:
A. Nonmanagement Directors Plan
     1. Each nonmanagement director shall be paid a stipulated sum solely for his or her service as a director each year and nonmanagement directors who serve as chairman of the board, chairman of the executive committee, chairman of the compensation and governance committee, chairman of the audit committee and chairman of the nominating committee shall be paid an additional stipulated sum per annum. The amount paid each year shall be determined by the board based upon such factors as risk, number of meetings, monitoring and reviewing company compliance with the Sarbanes-Oxley Act and other rules and regulations applicable to the company’s business, developing and monitoring the implementation of policies, establishing and reviewing the compensation packages of the executive officers, longevity, availability on a 24hour basis, as well as the oversight of management’s pursuit of one or more commercializing events for the company’s technologies.
     2. Until further adjusted by the board, each nonmanagement director shall be paid the stipulated sum of $25,200 per annum for board service, payable on a quarterly basis, provided such director shall have attended 75% of the meetings of the board and of the committees of which he or she is a member on an annual basis, and, further provided, that a newly elected director shall be entitled to participate in the Plan on a prospective basis upon his or her election as a director.
     3. Until further adjusted by the board, exclusively for their services in such capacities, the chairman of the board shall be paid $7,500 per annum, the chairman of the executive committee shall be paid $12,000 per annum, the chairman of the compensation and governance committee shall be paid $5,100 per annum, the chairman of the audit committee shall be paid $12,000 per annum and the chairman of the nominating committee shall be paid $5,100 per annum.
     4. Payment of such stipulated sums is to be made in cash or in shares of common stock issued under the company’s Business Consultants’ Stock Plan and/or a combination thereof. When payment is made in common shares, the number of shares payable, when expressed as a dollar amount, shall be determined based upon the closing price of the company’s common stock on a trading date which is one day immediately prior to the date of grant.
     5. With respect to the 2006 calendar year, these modifications to the Plan shall be effective for the third quarter ending September 30, 2006, except that with respect to payments to be made to directors in their capacities as chairman of the board, chairman of the executive committee, chairman of the compensation and governance committee and chairman of the nominating committee, the effective date shall be January 1, 2006.
B. Commercializing Event Plan
The board adopted the Committee’s recommendation with respect to the creation of a Commercializing Event Plan as follows:
     1. The company shall award 50,000 Business Consultants Stock to each of Daniel R. Bickel, Herbert H. Dobbs, David M. Flaum, James Y. Gleasman, Keith E. Gleasman, Joseph B. Rizzo, Gary A. Siconolfi, Andrew K. Gleasman and Richard B. Sullivan, in their individual capacities, in the instance of a First Commercializing Event with respect to each one of the company’s eight separate technologies. An additional 25,000 Business Consultants Shares shall be awarded to the same individuals in the event of a Second Commercializing Event with respect to each of the company’s eight separate technologies. No award shall be given to said individuals in the instance of a Third or Subsequent Commercializing Event with respect to the same technology.
     2. In the event that the company is sold and all of the company’s eight separate technologies are transferred, whether by outright sale, merger, stock-for-stock transaction, tender offer or any business combination of any kind and/or type, to a third party and/or parties, the company shall award to each of the same individuals 400,000 Business Consultants Shares.
     3. For purposes of the Plan, the term “Commercializing Event” means any agreement, arrangement or business transaction with a third party which, regardless of form and regardless of how characterized, has the potential to generate revenue to the company and/or income or capital appreciation to its shareholders. The board of directors at all times shall retain the authority to determine whether a Commercializing Event shall have occurred.

C. Increase in Number of Business Consultants Shares
     Currently, there are 5,100,000 common shares reserved for issuance under the company’s Business Consultants Plan, of which 4, 972,437 shares have been issued as of October 19, 2006. Since the company registered its common stock for trading under the Securities Exchange Act of 1934 in September, 1999, the company has utilized Business Consultants Stock to pay for services rendered to the company. The company has registered the shares issuable under the Plan with the Securities and Exchange Commission to enable such shares to be sold by service providers without regard to the “restricted stock” provisions of Rule 144 promulgated under the Securities Act of 1933.
     In view of the continuing need of the company to pay service providers in common shares rather than cash, the board authorized an increase in the number of shares available for issuance under the Business Consultants Plan by 4,900,000 so that the total number of consulting shares designated for issuance under the Plan shall be 10,000,000. By virtue of such increase, the total number of shares available for future issuance under the Plan shall be 5,127,563 (4,900,000 increase, plus 127,563 available under prior ceiling).
The authorization does not require shareholder approval.
D. Increase in Number of Authorized Common Shares
     Under the company’s certificate of incorporation, as amended, the company may not issue more than 40,000,000 common shares, $.01 par value. The company has issued, as of October 19, 2006, 31,144,843 common shares and has commitments to issue additional common shares upon the exercise of common stock warrants and potential conversions of Class A and Class B Preferred Stock.
     The board believes that events may materialize and circumstances may dictate that it would be in the best interest of the company’s shareholders for the board to declare one or more common stock dividends or common stock-splits. In addition, the board anticipates that upon the happening of a commercializing event, the company will list its common stock on a national securities exchange or NASDAQ. Upon such listing, the company will need a significant number of additional common shares in order to create greater liquidity and attract institutional investors.
     The board, therefore, voted to recommend that the company’s shareholders approve an amendment to the company’s certificate of incorporation to increase the number of authorized common shares by 360,000,000 common shares, so that, as a result of the amendment, the company’s certificate of incorporation would provide that the company has authority to issue an aggregate 400,000,000 common shares. As a result of the amendment, the total number of common shares available for future issuance would be 368,855,157 (360,000,000 increase, plus 8,855,157 available for issuance prior to the amendment).
     Under the New York Business Corporation Law, the amendment of the company’s certificate of incorporation to increase the number of common shares authorized for issuance does require shareholder approval prior to becoming effective. Consequently, the board intends to solicit the vote of the company’s shareholders to approve the amendment at the next annual meeting of shareholders.
In accordance with the Nonmanagement Directors Plan, as amended, for the third quarter, the company issued 2,048 common shares to each of its nonmanagement directors (Daniel R. Bickel, Herbert H. Dobbs, David M. Flaum, Joseph B. Rizzo and Gary A. Siconolfi) on October 19, 2006. The company also issued 1,031 common shares to Mr. Bickel for services as chairman of the audit committee rendered during the third quarter, 1,769 common shares to Joseph B. Rizzo for services as chairman of the nominating committee rendered during the company’s 2006 fiscal year through September 30, 2006 and 8,386 common shares to Gary A. Siconolfi for services as chairman of the board, chairman of the executive committee and chairman of the governance and compensation committee rendered during the company’s 2006 fiscal year through September 30, 2006.

Item 6. Exhibits
Exhibits as required by Item 601 of Regulation S-K, as applicable, are attached to this quarterly report (Form 10-Q). The Exhibit Index is found on the page immediately succeeding the signature page, and the Exhibits follow on the pages immediately succeeding the Exhibit Index.
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession
2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.
(3)	Articles of Incorporation, By-laws
3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A , Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.5	Certification of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.
(4)	Instruments defining the rights of holders including indentures

None
(9)	Voting Trust Agreement

None
(10)	Material Contracts
10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, and April 20, 2004 respectively;

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31,2004;

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steven Urbanik, Floyd G. Cady,Jr., and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005,incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005.

10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004, creating the non-management directors plan, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2006.

10.47	Excerpts from minutes of the meeting of Board of Directors Torvec, Inc., adopting changes to the non-management directors plan creating a commercialized event plan, approving an increase in shares to be issued under business consulting plan and adopting recommendation that shareholders increase number of authorized common shares, incorporated by reference to Form 8-K filed on October 16, 2006.

10.48	Letter agreement with American Continental Group, LLC, executed on October 22, 2006, incorporated in reference to Form 8-K filed on October 30, 2006.
(11)	Statement re computation of per share earnings (loss)

Not applicable
(14)	Code of Ethics

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

TORVEC, INC.
Date: November 14, 2006	By:	/s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 14, 2006	By:	/s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer and
Interim Chief Financial Officer

EXHIBIT INDEX

EXHIBIT			PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

	2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec
Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface
Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000
		and Form 8K/A filed February 12, 2001.	N/A

(3)	Articles of Incorporation, By-laws

	3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A,
Registration Statement, registering Company's $.01 par value common stock under
		section 12(g) of the Securities Exchange Act of 1934;	N/A

	3.2	Certificate of Amendment to the Certificate of Incorporation dated
August 30, 2000, incorporated by reference to Form SB-2 filed
		October 19, 2000;	N/A

	3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form
		10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference
		to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.5	Certification of Amendment to the Certificate of Incorporation dated October 21,
2004 setting forth terms and conditions of Class B Preferred, incorporated by
		reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.	N/A

(4)	Instruments defining the rights of holders including indentures

	None		N/A

(9)	Voting Trust Agreement

	None		N/A

(10)	Material Contracts

	10.1	Certain Employment Agreements, Consulting Agreements, certain
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
shares of the Company's $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001,
February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003,
		November 26, 2003 and April 20, 2004 respectively;	N/A

	10.4	Termination of Neri Service and Space Agreement dated August 31,
1999, incorporated by reference to Form 10-QSB filed for the quarter
		ended September 30, 1999;	N/A

	10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended
		June 30, 2000;	N/A

	10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed
		October 19, 2000;	N/A

	10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5,
2000, together with attachments thereto, incorporated by reference to Form
		8-K filed October 2, 2000;	N/A

	10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended
		December 31, 2000;	N/A

	10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended
		December 31, 2000;	N/A

	10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended
		December 31, 2000;	N/A

	10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10,
1999, incorporated by reference to Form 10-QSB filed for quarter ended March
		31, 2001;	N/A

EXHIBIT			PAGE
	10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10,
1999, incorporated by reference to Form 10-QSB filed for quarter ended March
		31, 2001;	N/A

	10.13	Investment Banking Services Agreement with Swartz Institutional Finance
(Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by
		reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

	10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed
		for fiscal quarter ended September 30, 2001;	N/A

	10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed
		for fiscal quarter ended September 30, 2001;	N/A

	10.16	Employment Agreement with David K. Marshall, Vice-President of
Manufacturing, dated September 1, 2001, incorporated by reference to
		Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.17	Investment Banking Services Agreement with Swartz
Institutional Finance (Dunwoody Brokerage Services, Inc.),
as amended, dated October 23, 2001, incorporated by reference to
		Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and
Accounting Officer, dated August 28, 2001, incorporated by reference to
		Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated
		by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended
		December 31, 2001;	N/A

	10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form
		10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.22	Billow Butler & Company, LLC investment banking engagement letter dated
October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal
		quarter ended September 30, 2003;	N/A

	10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection
Agency dated February 4, 2004, incorporated by reference to Form 10-KSB
		filed for fiscal year ended December 31, 2003;	N/A

EXHIBIT			PAGE
	10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended
		December 31, 2003;	N/A

	10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended
		December 31, 2003;	N/A

	10.26	Lease Agreement for premises at Powder Mills Office Park, 1169
Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16,
2004, incorporated by reference to Form 10-QSB filed for fiscal quarter
		ended June 30, 2004;;	N/A

	10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21,
2004; incorporated by reference to Form 10-QSB filed for fiscal quarter
		ended June 30, 2004;	N/A

	10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd.,
Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB
		filed for fiscal quarter ended June 30, 2004;	N/A

	10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended
		September 30, 2004;	N/A

	10.30	Assignment and Assumption of Lease between William J. Green and Ronald J.
Green and Torvec, Inc. effective as of December 31, 2004, incorporated by
		reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

	10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year
		ended December 31, 2004;	N/A

	10.32	Lease and Services Agreement between Robert C. Horton as Landlord and
Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to
		Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

	10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT
Technologies, Inc. dated March 29, 2005, incorporated by reference to Form
		10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

	10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February
15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter
		ended March 31, 2005;	N/A

	10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec,
Inc. as Tenant dated April 18, 2005, incorporated by reference to Form
		10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

EXHIBIT			PAGE
	10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June
		30, 2005;	N/A

	10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30,
2005, incorporated by reference to Form 10-QSB filed for fiscal quarter
		ended June 30, 2005;	N/A

	10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark,
Steve Urbanik, Floyd G. Cady, Jr. and Michael Pomponi as Grantors and
Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by
		reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended
		September 30, 2005;	N/A

	10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended
		September 30, 2005;	N/A

	10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended
		September 30, 2005;	N/A

	10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated b y reference to Form 10-QSB filed for fiscal quarter ended
		September 30, 2005;	N/A

	10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended
		September 30, 2005;	N/A

	10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended
		September 30, 2005;	N/A

	10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended
		September 30, 2005	N/A

	10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004, creating the non-management directors plan, incorporated by reference to
		Form 10-KSB for fiscal year ended December 31, 2005	N/A

	10.47	Excerpts from minutes of the meeting of Board of Directors Torvec, Inc., adopting changes to the non-management directors plan creating a commercializes event plan, approving an increase in shares to be issued under business consulting plan and adopting recommendation that shareholders increase number of authorized common
		shares, incorporated by reference to Form 8-K filed on October 16, 2006.	N/A

	10.48	Letter agreement with American Continental Group, LLC executed on October 22, 20,
		2006, incorporated in reference to Form 8-K filed on October 30, 2006.	N/A

EXHIBIT		PAGE
(11)	Statement re computation of per share earnings (loss)	N/A

Not applicable

(14)	Code of Ethics	N/A

(16)	Letter on change in certifying accountant	N/A

None

(18)	Letter re change in accounting principles	N/A

None

(20)	Other documents or statements to security holders	N/A

None

(21)	Subsidiaries of the registrant	N/A

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