Form 10-K
period 2006-12-31
TORVEC INC
filed 2007-04-05
CIK 1063197

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐     No ☑
     Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☑     No ☐
Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by checkmark whether the registrant is a shell company(as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $30,616,054.
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 31,367,039

TORVEC, INC. AND SUBSIDIARIES
(A Development Stage Company)

PAGE
PART I
Item 1. Description of Business	4- 10
Item 1A Risk Factors	11- 12
Item 2. Properties	13
Item 3. Legal Proceedings	13 -14
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5 Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16 -28
Item 6 Selected Financial Data	29
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	30- 33
Item 7A Quantitative and Qualitative Disclosures About Market Risk	33

PART II — FINANCIAL INFORMATION

Item 8. Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F- 2
Torvec, Inc. and Subsidiaries Consolidated Balance Sheet as of December 31, 2006 and 2005	F -3
Torvec, Inc. and Subsidiaries Consolidated Statements of Operations for each of the years in the Three-Year Period Ended December 31, 2006 and for the Period from September 25, 1996 (Inception) through December 31, 2006
F- 4
Torvec, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the Period from September 25, 1996 (Inception) through December 31, 2006	F- 5
Torvec, Inc. and Subsidiaries Consolidated Statements of Cash Flows for each of the years in The Three Year Period Ended December 31, 2006 and for the Period from September 25, 1996 (Inception) through December 31, 2006
F -11
Notes to Consolidated Financial Statements	37- 64
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65

PART III

Item 10 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	66
Item 11 Executive Compensation	76
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	84
Item 13 Certain Relationships and Related Transactions and Director Independence	86
Item 14 Principal Accountant Fees and Services	88
Exhibits	90- 95
SIGNATURES PAGE	96
EXHIBIT INDEX	97
EX - 3.6
EX - 23.1
EX- 31.1
EX - 32
EX-3.6
EX-23.1
EX-31.1
EX-32

PART I
Item 1. DESCRIPTION OF BUSINESS.
(a) History and Development of Our Inventions
     Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the company acquired numerous patents, inventions and know-how developed for more than fifty years by Vernon E. Gleasman and his sons, James and Keith Gleasman, a family with more than fifty years experience in the automotive industry. Upon its incorporation, the company commenced the development of its full terrain vehicle (“FTV™”) — the merger of the speed and handling of a truck with the full terrain capability of a tracked vehicle. Through the ongoing creation, development and improvement of its FTV, the company developed the following inventions relating to six distinct fields of automotive and related technology. Each of the following have individual commercial potential:
(i)	Iso-torque™ differential;

(ii)	infinitely variable transmissions for diesel and gasoline engines;

(iii)	steering drive and suspension system for tracked vehicles;

(iv)	high speed, steel-reinforced rubber tracks;

(v)	hydraulic pump and motor;

(vi)	constant velocity joint mechanism.
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
     The company and its wholly-owned subsidiaries rely on the full-time services of James Y. Gleasman, its chief executive officer and Keith E. Gleasman, its President, a staff of five highly qualified engineering consultants and an administrative staff consisting of three full-time consultants. The company also retains a full-time chief of security.

(b) Our Automotive Properties
     The following is an overview of our automotive technologies:
     (1) Full Terrain Vehicle (FTV)
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
     The company’s production-ready full terrain vehicle is a new type of vehicle which management believes combines the high speed capabilities of trucks and cars with the high traction capabilities of tracked vehicles. The FTV incorporates two company inventions – the steering drive and suspension system for tracked vehicles and high speed steel-reinforced rubber tracks. The company has tested the FTV over the past 6 years. It has and continues to demonstrate the FTV in person to representatives of many governmental entities and private sector automotive companies as well as to many Tier I and Tier II automotive and truck componentry suppliers who are potential suppliers of the company’s FTV.
     Based upon these tests, demonstrations and the reaction of industry representatives, the company believes it has shown that the FTV is relatively easy to drive and steers as easily as a car and that it has shown that this tracked vehicle can traverse almost any terrain, with highway driving speeds being attainable on pavement and other relatively flat surfaces. The company also believes that it has shown that the FTV is also environmentally sensitive since its low ground pressure, less than 2 pounds per square inch, does not damage paved road surfaces or leave ruts or cause potholes on unpaved surfaces. The FTV is able to perform as it does because of its unique steering mechanism, which is protected by several U.S., European and Asian patents. This steer-drive mechanism can best be described in engineering terms as a hydro-mechanical steering mechanism. The “mechanical” portion is manufactured from conventional, high volume gearing, while the “hydro” portion is our patented hydraulic pump and motor. Conventional hydraulic pumps and motors are large, noisy and inefficient at low revolutions per minute. The company believes its patented hydraulic pump and motor has solved these problems.
     It should be noted that unlike the United States, the vast majority of third world country roads are unpaved. The FTV is a highly desirable vehicle in these countries given their poor road conditions and weather extremes. The market is significant — approximately 4,000,000 four wheel drive vehicles and light trucks are sold in the Asian, African, Central and South American markets annually (Automotive News, March 2003).
     (2) IsoTorque Differential
     In 1951, Vernon E. Gleasman invented the dual-drive differential (the Torsen®). For the next thirty years, Vernon Gleasman and his sons manufactured and marketed this differential for the military, for incorporation in high performance cars, off road cars and 4x4 trucks. In 1982 the Gleasman family sold the Torsen differential to the unrelated Gleason Corporation (for further information on the Torsen, explore “Torsen” on the Google websearcher).
     The company believes its IsoTorque differential is a dramatically less expensive, more efficient and lighter improvement on the Torsen. The Torsen is standard equipment on many major automobiles including Lexus, Mazda, Toyota, Audi, Land Rover, GM vehicles and others. The major hurdle to the Torsen’s utilization in a larger percentage of cars and trucks is price and weight. The company believes its the IsoTorque differential that eliminates these barriers.

     (3) Infinitely Variable Transmission — Hydraulic Pump/Motor
     The company variously has developed three distinct generations of infinitely variable transmissions for diesel and gasoline engines, namely, the first generation, hydromechanical transmission configured for our Dodge Ram diesel 4x4, including an all-hydraulic variation configured for gasoline engines (2003, 2004 ) a second generation, modular, hydromechanical transmission configured for both gasoline and diesel engines (2005) and the third generation, single hydraulic unit configured for both diesel and gasoline engines(2006). Each transmission provides an uninterrupted drive through an infinite number of speed ratios, allowing ideal torque flow to propel the vehicle while permitting the engine to run at optimum efficiency. The company believes that the next generation of diesel engines with state-of-the-art electronics will allow interfacing and provide the necessary mechanisms to adequately control the infinitely variable transmission. Industry data has shown that the use of continuously variable and infinitely variable transmissions improves the fuel efficiency of all engines (gas/diesel), thus leading to reduced pollution. The company believes that its infinitely variable transmission will permit automotive diesel/gasoline engines to operate at ideal combustion rates which will reduce pollution and provide improved fuel economy while operating.
     In addition to having the potential of reducing diesel particulates and NOx, the company’s transmissions are less complicated and have approximately 2/3 fewer parts when compared to a conventional four or five speed automatic transmission, making it smaller in size and lighter in weight. The company’s transmissions, which the company believes will be simpler and less expensive to manufacture than conventional transmissions, should provide the automotive industry with a higher performing product at a lower manufacturing cost.
     In December, 1999, the company finished an extensive CAD/CAM evaluation of its first generation infinitely variable transmission. The evaluation included finite element analysis, fluid dynamics analysis and material compatibility analysis for “real world conditions” under temperatures ranging from minus 20 degrees Fahrenheit to 120 degrees.
     During the summer and fall of 2003, the company installed its first generation transmission configured for a 2003 Dodge Ram 3/4 ton 4x4 quad pick-up truck, with an electronically controlled 2004 emissions compliant Cummins turbo-diesel engine. This engine is 5.9 liters in displacement, 250 bhp at 2900 rpm and has 460 lb-ft of torque at 1400 rpm. We chose this engine size because it represents a huge market — SUVs, light trucks, delivery trucks, school buses, airport shuttle buses and class 3 to 5 trucks.
     The company next engaged the independent engineering firm of Viewpoint Systems, Inc. (a “Select Integrator” of National Instruments) to conduct a series of fuel-efficiency tests on the transmission. These independent tests confirmed that the company’s 3/4-ton 4x4 Dodge Ram truck, utilizing the company’s first generation infinitely variable transmission with a diesel engine, generated a 96% improvement in fuel mileage over that obtained by a gasoline-powered, 4-speed automatic 4x4 truck of comparable weight and horsepower to the most popular SUVs. The tests also confirmed that the company’s 3/4 ton diesel truck —
     —generated a 38.5% improvement in fuel efficiency over a same-model Dodge 4x4 diesel truck with a 4-speed automatic; and
     —generated a 28.5% improvement in fuel efficiency over a same model Dodge 4x4 diesel truck with a manual transmission.
     In addition to demonstrating that our first generation transmission achieved superior fuel economy, the tests also confirmed that two other objectives, long sought by the automotive industry, were achieved:
     —the elimination of “vehicle creep”, a characteristic of an automatic transmission vehicle at rest without application of the brake;
     —interchangeability, i.e. the transmission fit in the same space as an existing automatic transmission, thus, eliminating the need for major costly design changes to car and truck frames;

     In April, 2004, we tested our hydraulic pump at the U.S. Environmental Protection Agency’s national laboratory in Ann Arbor, Michigan in order to determine its efficiency and to answer the question whether the first generation transmission which had been configured for the diesel Dodge Ram in 2003 could be adapted to a gasoline engine. This determination was necessary because diesel engines operate at low rpm and generate high torque, in contrast to gasoline engines that operate at high rpm and generate little torque and low fuel efficiencies at low rpm.
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
     During this period, we made a number of improvements to the transmission, including a major design improvement to our motor, enabling it to operate over an infinite range of ratios (previously, a design capability only provided by the pump).
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
     Having demonstrated the efficiencies of our transmission in the Dodge Ram diesel and the efficiencies of our all-hydraulic transmission in the Tahoe, we configured the two as a second generation, “modular” hydromechancial infinitely variable transmission and in the third quarter of 2005, installed this unit in the Tahoe. We then proceeded to run this transmission under a “full load” (full vehicle weight, 5575 lbs., load resistance on our Mustang dynamometer) to both break it in and determine its mechanical capabilities. At the same time, we fine-tuned the computer software program we are using to control the transmission’s operation to enable us to accelerate, decelerate and break the vehicle and to perform the “steady state” tests requested of us by auto manufacturers.
     During the course of refining the company’s second generation transmission, the company developed a new, third generation infinitely variable transmission which uses only one hydraulic mechanism (as opposed to both a pump and motor) and operates by slowing down an internal gear in the planetary gear arrangement to change its infinite ratios so that when the gear stops rotating, the transmission is in over-drive. At this point, the hydraulic mechanism is not operating and the transmission is operating entirely on its gears, thus achieving maximum efficiency. The company’s third generation transmission enhances engine management due to the seamless shifting of gear ratios through the control of only a single hydraulic device as opposed to the control of multiple clutches, brake bands and planet assemblies in relation to the automatic’s torque converter’s torques and speeds(i.e. creating multiple steps and engine speed changes). The third generation transmission has no clutches to engage and disengage, is smaller and more compact than conventional automatic transmissions as well as “innovative” constant velocity transmissions (“CVTS”), is not horsepower limited since the company’s transmission can be tailored to the smallest motorized vehicle as well as to the largest motorized vehicle, is interchangeable with any power source, e.g. diesel, gas, electric etc and lends itself to hydraulic and/or electric hybridization and is significantly less costly to manufacture than conventional transmissions due to its approximately 180 part count.

Constant Velocity Joint Mechanism
     Present day constant velocity joint technology was developed over eighty years ago and has remained virtually the same with a few minor improvements. Existing constant velocity joints function by allowing hardened steel balls to slide in hardened, steel curved tracks. This design creates an inherent lubrication problem as the balls move through their cycle. An additional, inherent weakness of this design is that torque is transferred by balls in a concentrated sliding contact point. Traditional constant velocity joint technology, therefore, requires tailor-made high pressure lubrication and extremely tight tolerances to function properly. Further, conventional constant velocity joint technology requires extensive, very accurate grinding on all surfaces, including the “inner and outer raceways”, i.e. the curved tracks. The ball cage must be spherically ground, both inside and outside. This grinding is done with ball grinders which lose tolerance very quickly, thus necessitating constant replacement. The ground surfaces are very hard and require a precisioned surface finish such that the hardened metal balls will fit exactly.
     The company’s constant velocity joint uses gears rather than sliding balls to function. The gears have line contact, spreading the load over a long line, creating a rolling motion that is approximately 98% efficient. The company’s constant velocity joint, therefore, does not require high pressure lubrication and requires only conventional automotive tolerances to function. In addition, the company constant velocity joint design eliminates the need for extensive grinding, including the need for ball grinders.
     Management believes that a highly significant feature of the company’s constant velocity technology is its greater operating angle, that is, the angle that a vehicle wheels can be turned in order to navigate and complete a full circle. The highest operating angle achieved by conventional technology is 52%. The company’s constant velocity joint has an operating angle of 60%. This 8% greater angle permits a vehicle to have tighter turning circles, thus improving the vehicle’s drivability.
(c) Our Ice Technology
     On November 29, 2000, the company acquired Ice Surface Development, Inc. (“ISDI”), from UTEK Corporation, 202 South Wheeler Street, Plant City, Florida 33566. As a result of the merger, the company acquired a 20-year, exclusive worldwide license granted by the Trustees of Dartmouth College for land-based motorized applications to a novel ice adhesion modification system developed by Professor Victor F. Petrenko at Dartmouth’s Thayer School of Engineering. Our subsidiary’s website is www.icesurfacedev.com.
     The ice technology may allow for the rapid deicing of vehicle surfaces utilizing three variations for deicing and corresponding process technologies, although Dr. Petrenko has informed the company that the “pulse method” shows the most promise for future commercialization:
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
     Since its acquisition of the ice technology license from Dartmouth College, the company has endeavored to work with Dr. Petrenko to refine the various methods for deicing and, during the same period, used its best efforts to sublicense such technology to one or more domestic and/or foreign glass manufacturers, automotive companies and other potential end-users. A considerable amount of the additional development work was performed at the Dartmouth College’s center for ice technology on the college’s campus, which work was supervised by Dr. Petrenko.

     During the period beginning November 29, 2000 through to the year ending December 31, 2006, Dr. Petrenko’s efforts to develop the technology to where it would be capable of deicing large surface areas, such as the windshield of a car, truck and/or bus, appeared to be making steady progress. In addition, numerous companies, especially certain major glass manufacturers, continued to express relatively high interest in sublicensing the technology from the company or, at a minimum, provide dollars to the company to accelerate the development process. More specifically, within the past six to nine months, the company was engaged in serious sublicensing discussions with one domestic and an unrelated foreign glass company.
     However, despite the company’s best efforts, no glass manufacturer or other third party has expressed continuing interest in sublicensing the technology from the company given its current stage of development. Moreover, no glass company or other third party apparently is willing to provide the company with the development dollars necessary to enable the technology, even utilizing the pulse method favored by Dr. Petrenko, to deice relatively large surfaces within acceptable automotive power requirements.
     Recently, the company was informed by Dr. Petrenko that while the physics underlying the ice technology is still valid and the technology remains promising, he can not estimate with any degree of assurance a time frame when the technology will be mature enough for automotive commercialization, although he does believe such maturation will not occur in the next twelve months.
     Given Dr. Petrenko’s assessment with respect to the ice technology and the reticence of glass companies to either sublicense or provide the company with development dollars, management has concluded that the carrying amount of its Dartmouth College license as of December 31, 2006 ($1,071,000) exceeds the estimated discounted cash flows the company reasonably expects to receive for the twelve month period beginning January 1, 2007 and ending December 31, 2007 and therefore, has determined that the full amount of such excess should be recorded as an impairment in accordance with SFAS No. 144 as of and for the year ended December 31, 2006.
     Management has further determined that, while it will continue its non-monetary support of Dr. Petrenko’s work to further develop the technology, neither the company nor its majority-owned subsidiary, Ice Surface Development, Inc. (the entity holding the license) will make any further expenditure for such development. However, the company does not intend to abandon the technology and will continue to meet its obligations under the license respecting its allocable share of patent fees and its minimum royalty. Despite the accounting treatment accorded the license, the company will continue to offer the technology for sale to interested parties from time to time and will continue to include the deicing technology in presentations made and valuation reports furnished to third parties interested in acquiring the entire company.
(d) Current Status of Product Development
     See Management’s Discussion and Analysis of Financial Condition and Results of Operations, page 33.

(e) Competition, Industry and Market Acceptance
     The company believes that its automotive technology is superior to similar products manufactured in the worldwide automotive industry and in many instances represents a true paradigm shift with respect to presently known technology. However, the company to date has not generated any revenues from operations. It has taken the company time (due to both cash-flow restraints existing from time to time and the increasing demand on the part of the industry for production-ready prototypes) to develop its products so that each automotive product is now ready for commercialization and is production-ready.
     Beginning in 2006, the company initiated a series of programs designed to demonstrate its full terrain vehicle, IsoTorque differential, infinitely variable transmission and constant velocity joint to representatives of multiple domestic and foreign automobile manufacturers and first-tier suppliers to the automotive industry.
     The company’s ability to generate revenue and become profitable is considerably dependent upon acceptance by automotive manufacturers and/or first-tier suppliers of the technical superiority of the company’s products, their generally lower manufacturing costs, their generally lighter weight and beneficial impact upon the competitive, worldwide demand for raw materials and their environmentally-friendly attributes. The automotive industry, however, has committed substantial resources to product systems utilizing old technology as well as to new product systems (e.g. hybrids) which the industry believes may fulfill its short and long term needs. In addition, the industry historically has been characterized by a resistance to embracing new technologies from sources outside of the industry’s own research and development units( the “not invented here” syndrome).
     Essentially, the market for all of the company’s automotive technologies, except for the full terrain vehicle, is occupied by competing products manufactured and/or utilized by the very manufacturers and/or first tier suppliers which the company is attempting to attract. Thus, management is challenged to demonstrate that the company’s automotive technologies will result in a greater market share for the acquiring and/or licensing manufacturer and/or first-tier supplier, if not initially, then over a finite period of years( generally, in no case greater than the existing or expected patent protection for the technologies). Such demonstration, including significantly the expected revenues and profits to be achieved by virtue of such increased market share, becomes the basis for an evaluation of the company’s automotive technologies with such evaluation designed to generate a fair and adequate price for such technologies.
     The company’s ability to generate revenue is also dependent, in part, upon the successful implementation of its National and New York State School Bus Program announced in mid-2006. The program initially calls for the retrofit of up to 55,000 New York State school buses with the company’s third generation infinitely variable transmission and its IsoTorque differential. The next stage of the program entails the retrofit of the rest of the nation’s approximately 500,000 school buses with the same technologies.
     The company’s ability to generate revenue is also dependent, in part, upon the successful performance of its third generation infinitely variable transmission and IsoTorque differential in each successive generation of lunar rovers as designed and developed by the National Aeronautics and Space Administration (NASA) for that agency’s planned return to the moon by the year 2020.
     The company’s full terrain vehicle is a unique vehicle which has no direct, market competitor. The company’s FTV can traverse road and off-road conditions, especially in the target market countries of Asia, Africa, Central and South America, which cannot be traversed by 4X4s at all. Secondly, no other comparable tracked vehicle can match the FTV’s speed (50-60mph) under normal road conditions. Consequently, at present, there is no identifiable category of vehicle that encompasses all of the capabilities of the FTV. The market for such a vehicle is, in a sense, “wide-open” and will be a composite of vehicles whose purpose is the transportation of people and goods in areas where highway infrastructure is poor or even nonexistent, vehicles for agricultural use that will eventually replace tractors and other traditional farm vehicles, vehicles for exploration, search, rescue and other emergencies as well as vehicles for military purposes. The challenge with respect to the profitable commercialization of the FTV is to demonstrate to potential buyers and/or licensees the FTV’s potential positive socioeconomic impact, on a year around basis, upon the communities in which it is introduced. Examples of such benefits include providing speed and traction capability to enhance commerce in developing countries, streamlining agricultural production (“a one vehicle fits all” for both plowing and hauling), opening geographically remote areas, increasing the availability and efficiency of emergency treatment and, in the case of the U.S. military, providing a new class of vehicle for combat, security and border patrol operations.

Item 1A. RISK FACTORS
     The company faces a variety of risks inherent in perfecting its automotive technologies to production-ready models and in attempting to commercialize these technologies to generate revenues and profits. Management discusses below certain significant factors that could adversely affect the company and its prospects. Other factors may exist that the company cannot anticipate or that the company does not consider significant based upon information currently available. Additionally, because of the following risks and uncertainties, as well as other factors that could affect the company’s financial condition, the company’s past financial performance should not be considered as an indicator of future performance.
     (1) The company has no operating history, has not generated any revenues since its founding in 1996 and, currently, is dependent upon sales of its common and various classes of its Preferred stock to fund its business.
     If the company were unable to sell sufficient equity in one or more private offerings to provide monies to pay its annual fixed costs (such as rent, utilities, patent expenses, including patent maintenance fees), the costs associated with technology refinement and testing(e.g. continued refinement of the electronic controls for the third generation transmission) and the costs associated with the building production-ready models for certain users, the company’s ability to continue its activities at the levels it has reached within the past twelve months would be jeopardized.
     (2) The company’s ability to initiate the first phase of its New York State and National School Bus Program is conditioned upon the receipt by the company of sufficient monies to acquire a facility for installation of the third generation infinitely variable transmission and IsoTorque differential in a reasonable number of school buses to demonstrate the requisite fuel-savings and improved vehicle handling to justify the program, to acquire a dynamometer of sufficient-size to conduct fuel-saving testing and to compensate additional engineering personnel needed for the project.
     Unless the company receives monies, estimated to be up to $5,000,000, from one or more local, state and/or national agencies or is able to generate such monies itself to initiate the first phase of its school bus program, such program would have to be considerably modified from its present configuration which may make it less likely that New York, any other state, municipality and/or school district would participate in the program.
     (3) The company’s ability to sell and/or license all or any one of its non-FTV automotive technologies at a fair and adequate price is dependent upon its ability to demonstrate that their technical superiority , their lower manufacturing costs, generally fewer parts and lighter weight, their beneficial impact upon the worldwide demand for raw materials and their greater affinity for environmentally — sound applications will generate a significantly greater share of the world’s automotive markets to an automotive industry that is heavily invested in conventional technologies and resistant to new technology unless developed by the auto companies themselves.
     Unless at least one domestic or foreign automotive company and/or first tier supplier recognizes that the acquisition or license and commercialization of the company’s non-FTV technologies will generate a significantly greater market share for that company’s products at least during the period such technologies are patent-protected, and is willing to offer a price which is fair and adequate based upon the expected realization of such increased market share, the company’s ability to generate significant revenues and profits would be severely impacted.
     (4) The company’s ability to sell and/or license its full terrain vehicle at a fair and adequate price is dependent upon its ability to demonstrate to potential acquirers the FTV’s positive socioeconomic impact, on a year round basis, upon the U.S. and foreign communities in which it is introduced, for example, the transportation of people and goods in areas where highway infrastructure is poor or nonexistent, the replacement of tractors and other traditional farm vehicles, the increased efficiency of search, rescue and emergency vehicles, the opening of geographically remote areas to civilization and, in the case of the U.S. military, the development of a new class of vehicle for combat, security and border patrol.

     Unless at least one domestic or foreign automotive company and/or first tier supplier recognizes that the acquisition or license and commericialization of the company’s full terrain vehicle can bring significant socioeconomic benefits on a year round basis (as opposed to a few months per year in some locales) to the communities in which it is introduced, thus enabling such company to capture a significant worldwide market for which there is (and during the period the FTV is patent-protected) no comparable vehicle and is willing to offer a price which is fair and adequate based upon the expected penetration of that market, the company’s ability to generate significant revenues and profits would be severely impacted.
     (5) In the event the company were unable to sell or license any of its automotive technologies to one or more automotive companies, first-tier suppliers and/or to a government agency and/or the U.S. military, the company may be required to commercialize one or more of its technologies itself, a situation which would require considerable additional capital, personnel, regulatory compliance and other resources.
     (6) The company’s common stock is traded on the Over-the-Counter Bulletin Board (OTCBB), an electronic inter-dealer quotation system, and is not listed for trading on any domestic or foreign securities exchange, including the National Association of Securities Dealers, Inc. (NASD). Consequently, the company is not required to meet certain quantative and qualitative listing standards established by such exchanges for the protection of investors.
     (7) The market for the company’s common stock is extremely limited, meaning that at any time and from time to time, there may not be enough sellers in the market to fill purchase orders and/or enough buyers in the market to fill sell orders for transactions where a given price is stipulated (i.e. “limit orders”). Such orders, therefore, may expire unfilled.
     (8) The company’s common stock is volatile, meaning that purchase and/or sell orders for a numerically small number of shares (e.g.500) may have a disproportionate positive or negative impact on the trading price at any time during any given trading day but especially, during the first and the last half-hour of trading.
     (9) The market for the company’s common stock is disproportionately influenced by market makers (i.e. broker/dealers who agree to buy a limited number of the company’s common shares [e.g. 500 share blocks] during the course of a given trading day at various specified prices [ the “bid"] ) who may negatively affect the trading price by periodically “lowering the bid” for the company’s common stock without regard to company performance and/or disclosure of material events regarding the company’s activities.
     (10) The price of the company’s common stock may be negatively influenced by significant “sell-side pressure” initiated by “short sellers” of the company’s stock. Short selling is simply selling a security you do not own at the time of the sale. Short selling is generally accomplished by the investor borrowing the shares from an otherwise nonselling shareholder. The short seller’s profit is made when he purchases the number of shares borrowed at a price lower than the price at which he sold the borrowed shares.
     (11) Unless the trading price for the company’s common stock is $5.00 or more, the stock constitutes “penny stock” requiring broker/dealers to determine whether the company’s stock is a “suitable” investment for his customer, requiring disclosure to the customer of certain bids, offers and quotations at least two days before executing a transaction and additionally requiring the broker/dealer to deliver certain information regarding the risks generally associated with penny stocks (e.g. lack of liquidity, volatility and the potential that the investor will lose his entire investment) at least two days prior to executing a penny stock transaction. These requirements may reduce the number of individuals who otherwise may purchase the company’s common stock in the open market.
Item 1B. UNRESOLVED STAFF COMMENTS
     Not Applicable.

Item 2. PROPERTIES.
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
     The company intends to acquire a facility to install and test its third generation infinitely variable transmission in a selected number of regulation-size school buses for its New York State and National School Bus Program. The company intends that the facility will have suitable space to house its executive offices. In the event such a facility is acquired prior to the expiration of its current lease for its executive offices, namely June 30, 2007, it will not renew such lease. If no such facility has been acquired, the company believes it will be able to renew its current lease for one year, although it may have to pay a premium for the reduced term.
     On August 1, 2004, the company leased premises consisting of a 520 square foot automobile bay and utilization of a 7,000 lb. lift for a term of six months at a rental rate of $600 per month. The lease arrangement permitted the company to have access to a state-of-the-art mustang dynamometer. On December 31, 2004, the company purchased from the previous owner, the dynamometer, the 7,000 lb. lift, a compressor as well as the dynamometer pit and fixtures, fluorescent lighting, HUBC hoses and blowers and assumed the lease and lease agreement from the previous tenant for the entire premises, consisting of a 3,932 sq. ft. facility, including 3 automobile bays. The current lease term, with a monthly rental of $2,100, through February 28, 2007 and has subsequently been renewed for a one year term with a monthly rental of $2,163.
Item 3. LEGAL PROCEEDINGS.
Litigation
On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that Court’s determination of the June and/or April agreements with the management consulting firm are null and void and unenforceable as against the company, its officers and directors.
On February 1, 2006, the company moved for an order granting summary judgment in favor of the company and for such other and further relief as the Court deems just and proper. The company’s motion is based upon its contention that specific provisions of the purported agreements unduly restrict the right of the board to manage the company’s affairs and, therefore, the agreements are null and void. The provisions require that James and Keith Gleasman, as directors and shareholders of the company, vote their shares and vote as directors to perpetuate certain members of the management consulting firm as directors and officers of the company. The company’s motion was also based upon its view that the enforcement of the purported agreements would result in unjust enrichment since the company believes that the management consulting firm has not provided the services called for under the agreements and that the firm has already been paid far more than the value of the services actually rendered by it. In the company’s view, the management consulting firm, in effect, breached any relationship it may have had with the company by failing to perform the services it had promised it would perform for the company.

On April 27, 2006, the Court dismissed the company’s summary judgment motion as to the illegality of the agreements. In addition, the Court granted the management consulting firm’s motion for summary judgment as to a limited number of counterclaims brought against the company solely with respect to the February 20th agreement. On May 8, 2006, the Court entered a judgment and order directing the company to honor the exercise of two warrants (under both the February and June agreements) which had previously presented to the company for an aggregate 40,000 common shares and, in addition, grant a warrant to the management consulting firm for 245,000 common shares under the contested equity incentive provision, exercisable at $.01 per common share. The Court also ordered the company to honor the approximately 511,200 additional warrants previously granted to the firm under the contested June and April agreements if and to the extent such firm exercised such warrants.
     On June 16, 2006, the Court granted the company’s request to stay the terms of its May 8, 2006 judgment and order, conditioned upon the deposit of the 40,000 shares and 245,000 warrants with the Monroe County Clerk and further conditioned upon the deposit of $250,000 in escrow with the Monroe County Treasurer. The company complied with both conditions on June 19, 2006 and, therefore, the stay became, is and remains effective as of the year ended December 31, 2006.
Compliance with the Court’s May 8, 2006 order has required the company to issue 40,000 shares of common stock and grant of 245,000 common stock warrants. Compliance with future adverse orders, if any, rendered by the Court similarly may require the issuance of additional shares of common stock, the issuance of additional warrants and/or the payment of damages. The 40,000 shares represent the number of warrants tendered for exercise by the management consulting firm, which the company had not honored upon presentation. The company has previously recorded a charge at the date of grant. The 245,000 common stock warrants were fair valued and the company recorded a compensation charge of $629,000 as of the year ended December 31, 2006.
The company believes the Court’s May 8, 2006 judgment, order and decision contain numerous reversible errors and on May 9, 2006, the company filed a notice of appeal with respect to the Court’s judgment, order and decision with the Appellate Division of the Supreme Court, Fourth Department (“Appellate Court”).
On September 21, 2006, the company filed its brief with the Appellate Court to support its appeal. On October 23, 2006, the management consulting firm filed its answering brief with the Appellate Court to which the company replied on November 2, 2006.
On March 16, 2007, the Appellate Court unanimously reversed the lower Court’s judgment, ruling that provisions of a contract requiring directors of a corporation to select and maintain certain individuals as corporate officers are void because they are in violation of New York Business Corporation Law section 701. The Appellate Court further determined that whether such illegal provisions unduly restricted the company’s board is a question of fact. In addition, the Appellate Court stated that the lower Court abused its discretion by refusing to permit the company to amend its complaint to allege fraud in the inducement.
As the result of the Appellate Court’s decision, the company is entitled to rescind the issuance of 40,000 shares of common stock and 245,000 common stock warrants to the management consulting firm. In addition, the company is no longer obligated to honor the approximately 511,200 common stock warrants registered to the management consulting firm during the pendency of the dispute. Finally, the company will no longer be required to maintain a $250,000 escrow with the Monroe County Treasurer.
In effect, the Appellate Court determined that the company and the management consulting firm should be afforded the opportunity to litigate their various claims rather than having such claims accepted or rejected through the procedure of summary judgment. The company intends to pursue its claims against the management consulting firm vigorously.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     There were no matters submitted to the company’s shareholders during the fourth quarter of the year ending December 31, 2006.
Subsequent Event
     The annual meeting of the company’s shareholders was held on January 25, 2007. At the meeting, at which a quorum of the requisite number of shares under the company’s bylaws for the conduct of business was present either in person or by proxy (29,229,978 common shares out of 31,173,108 common shares outstanding on the record date), the following items were voted on by the shareholders with the following results:
1. Election of Directors

Election of Directors	For	Withheld
Daniel R. Bickel	28,420,502	134,566
Herbert H. Dobbs	28,340,548	214,520
Keith E. Gleasman	28,407,140	147,928
James Y. Gleasman	28,407,390	147,678
Joseph B. Rizzo	28,418,370	136,698
Gary A. Siconolfi	28,416,570	138,498
David M. Flaum	28,416,570	138,498
2. Ratification of the appointment of Eisner LLP by the Audit Committee of the board of directors as the Independent Registered Public Accounting Firm of the company for its year ending December 31, 2006.

For	Against	Abstained
28,503,772	32,796	18,500
3. Approval of an amendment to the company’s certificate of incorporation to increase the number of common shares the company shall have authority to issue from 40,000,000 common shares to 400,000,000 common shares.

For	Against	Abstained
27,928,998	542,158	83,912

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information
     Effective September 23, 1998, the company’s $.01 par value common stock, as a class, was registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. As a result, shares of the company’s common stock which had been owned for one year or more became eligible for trading on the over-the-counter bulletin board maintained by the National Association of Securities Dealers, Inc. on December 22, 1998 (“NASD”). The company’s stock began trading on January 21, 1999 at $12.00 per share. The company has approximately 22 market makers for its common stock.
     The company’s stock is traded on the OTC Bulletin Board (OTCBB). The OTCBB is an electronic inter-dealer quotation system that displays real-time quotes, last-sale prices and volume information for shares of over-the-counter companies which file current financial reports with the Securities and Exchange Commission or, if applicable, such companies’ banking or insurance regulators. The NASD oversees the OTCBB.
     The following table presents the range of high and low closing prices for the company’s $.01 par value common stock for each quarter during its last two calender years. The source of the high and low closing price information is the OTCBB. The market represented by the OTCBB is extremely limited, is heavily influenced by market makers and the price for our common stock quoted on the OTCBB is not necessarily a reliable indication of the value of our common stock. The company also believes that the price of its common stock is significantly impacted by short-selling. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2006	High	Low
1st Quarter	$2.36	$1.46
2nd Quarter	$2.26	$1.50
3rd Quarter	$4.23	$1.62
4th Quarter	$6.40	$3.02

2005	High	Low
1st Quarter	$6.05	$3.60
2nd Quarter	$4.07	$2.35
3rd Quarter	$3.27	$1.81
4th Quarter	$2.90	$1.15
(b) Holders of Common Stock
     As of December 31, 2006, the company had approximately 301 shareholders of record and an estimated 3,400 beneficial owners of its common stock. As of December 31, 2006, the company had 31,308,062 common shares issued and outstanding. On January 29, 2007, the company amended its certificate of incorporation so that, after the amendment, the company has the authority to issue up to 400,000,000 in the aggregate.

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
(d) Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities
	to be issued upon	Weighted average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding options,	remaining available
	warrants and rights	warrants and rights	for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,823,895	$4.29	176,105	(1)

Equity compensation plans not approved by security holders	2,082,700	$2.28	(2)-(5)

Total	3,906,595	$3.29	176,105	(1)-(5)

(1)	Represents number of common stock options available to be granted under the company’s stock option plan as of December 31, 2006.

(2)	The company granted 125,000 common stock warrants to a consultant in connection with a non-exclusive financial consulting agreement dated February 11, 1997. The warrants are only exercisable if and when the company has an initial public offering of its common stock. The company granted 7,500 common stock warrants to its placement agent in connection with its 2002 private placement of its Class A Preferred Shares. 5,000 warrants have been exercised.

(3)	The company has granted 1,325,000 common stock warrants to a management consulting firm as compensation for services such firm was supposed to provide to the company. 568,800 of these warrants have been exercised through December 31, 2006. The company is litigating that such firm is not legally entitled to any shares already issued to such consulting firm, to exercise the remaining unexercised warrants outstanding as well the issuance of an indeterminate number of additional common stock warrants issuable under purported agreements with such firm. See footnote J to the company’s financial statements.

(4)	The company has granted 123,500 common stock warrants to its nonmanagement directors under its Nonmanagement Directors Plan. 63,000 warrants have been exercised through December 31, 2006. The Plan was modified on October 13, 2006 so that no further warrants are issuable under the Plan.

(5)	The company has granted an aggregate 1,709,583 common stock warrants to a number of business, engineering, financial, governmental affairs and technical consultants in connection with its operations. 571,083 warrants have been exercised through December 31, 2006. See footnote H [12] to the company’s financial statements.

(e) Performance Graph—Comparison of 5 Year Cumulative Total Return among Torvec, Inc.,
     The Russell MicroCap Index and The RDG Technology Composite Index
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Torvec Inc, The Russell MicroCap Index
And The RDG Technology Composite Index
* 100 Invested on 12/31/01 in stock or index-Including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm
(f) Class A Preferred Stock
     On August 30, 2000, the company amended its certificate of incorporation to permit the company to issue up to 100,000,000 shares of preferred stock. Under the amendment, the board of directors has the authority to allocate these shares into as many separate classes of preferred as it deems appropriate and with respect to each class, designate the number of preferred shares issuable and the relative rights, preferences, seniority with respect to other classes and to the company’s common stock and any limitations and/or restrictions that may be applicable without obtaining shareholder approval.
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
     Pursuant to the offering, the company sold 38,500 Class A Preferred Shares for aggregate proceeds of $154,000 during the year ending December 31, 2002. The Pittsford Capital offering terminated on July 31, 2002.
     Additional shares of Class A Preferred have been sold from time to time directly by the company in a number of private placements. During the years ending 2006, 2005, 2004 and 2003, the company sold 273,250, 200,000, 238,075 and 15,687 Class A Preferred for proceeds of approximately $1,093,000, $800,000, $952,300 and $62,748, respectively.
     During 2004, Class A Preferred holders converted 38,500 Class A Preferred into 38,500 common shares and received dividends of 8,031 Class A Preferred upon conversion. In 2005, these shares issued as dividends were converted into 2,550 common shares.
(g) Class B Preferred Stock
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

(4)Accumulated and unpaid dividends on the Class B Preferred Shares will not bear interest.

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

(5) The holders of the Class B Preferred Shares have no right to seek or to compel redemption of the Class B Preferred Shares.

F.	The holders of Class B Preferred Shares are not to be entitled to vote in any and all elections of directors and with respect to any and all other –matters as to which the vote or consent of shareholders of the Corporation shall be required or taken.

G.	(1) The holders of the Class B Preferred Shares have the right, at each holder’s option but subject to Board approval in each case, to (i) convert each Class B Preferred Share into 1 fully paid and nonassessable share of the $.01 par value common stock of the Corporation (“Torvec Common”) without payment of any conversion price or other consideration. Such 1 for 1 rate of conversion is subject to adjustment as set forth in Section G(10); (ii) convert each Class B Preferred Share into 1 fully paid and nonassessable share of the $.01 par value common stock of Iso-Torque Corporation (“Iso-Torque Common”) without payment of any conversion price or other consideration upon the happening of any of the following events:
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
     For the years ending 2006, 2005 and 2004, the company sold 55,000, 0 and 42,500 Class B Preferred in a number of private placements for proceeds of approximately $274,000, $0 and $212,500, respectively.
(h) Reports to Shareholders
     The company furnishes its shareholders with an annual report containing audited financial statements and such other periodic reports as the company may determine to be appropriate or as may be required by law. The company complies with periodic reporting, proxy solicitation and certain other requirements of the Securities Exchange Act of 1934.
(i) Transfer Agent and Registrar
     Continental Stock Transfer & Trust Company has been appointed as the company’s Transfer Agent and Registrar for its common stock and for its preferred stock.

Item 6. SELECTED FINANCIAL DATA.
The following selected financial data should be read in conjunction with the Company’s audited consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The following information is in thousands, except per share amounts:

		Years Ended As of December 31,
	2006	2005	2004	2003	2002
Income Statement Data:

Operating revenue	—	—	—	—	—
Operating expense:
Research and Development	$1,313	$2,719	$2,165	$1,839	$1,551
General & Administrative	5,351	2,999	7,932	1,501	3,312
Asset Impairment	1,071	—	—	—	—

Operating income (Loss)	(7,735)	(5,718)	(10,097)	(3,340)	(4,863)
Minority interest in loss of consolidated subsidiary	8	273	292	413	286

Net Loss	(7,727)	(5,445)	(9,805)	(2,927)	(4,577)

Preferred stock beneficial conversion feature	48	159	556	—	—
Preferred stock dividend	253	156	91	16	12

Net loss attributable to common stockholders	(8,028)	(5,760)	(10,452)	(2,943)	(4,589)
Basic and Diluted net loss attributable to common stockholders per share	(0.26)	(0.19)	(0.37)	(0.11)	(0.19)

Weighted average number of shares of common stock- basic and diluted	30,566	29,560	28,515	26,836	24,567
Balance Sheet Data:
Current Assets	793	118	723	64	303
Total assets	1,201	2,020	3,420	2,806	3,216
Long-term debt (excluding current maturities)	59	19	—	—	—
Shareholders’ equity	(958)	149	1,176	927	1,899

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(a) Overall Business Strategy
The company’s overall business strategy relating to the commercialization of its technologies continues to be:
o	to license or sell any one or a number of its automotive technologies (i.e. the infinitely variable transmissions, the hydraulic pump/motor system, the Iso-Torque™ differential, the spherical gearing constant velocity joint mechanism, and the full terrain vehicle) in order to provide the capital management believes is necessary to commercialize its FTV™ worldwide, especially in the Asian, African, South and Central American, and Eastern European markets.
The company’s plan of operation relative to its automotive inventions during the year ending December 31, 2007 is:
o	to continue its working relationship with the National Aeronautics and Space Administration with respect to that agency’s development of a lunar rover to return to the moon by approximately the year 2020;

o	to continue refining the electronic controls for the company’s generation III infinite variable transmission and to analyze the fuel-efficiencies and pollution reduction capabilities of such transmission as compared to conventional automatic transmission technologies;

o	to utilize such analysis to launch the company’s New York State and national school bus program;

o	to initiate working relationships with automotive manufacturers, first-tier suppliers and local municipalities, including entering into supply contracts with such companies and municipalities, either in preparation for or in concert with one or more licensing arrangements with such entities;

o	to pursue ongoing discussions with local, state and national governmental officials to provide monies for the company’s New York State and national school bus program;

o	to continue demonstrating the company’s automotive technologies to interested representatives of the traditional auto industry, government and innovative auto companies with advanced automotive technologies for selected, niche markets;

o	to adapt and modify the company’s automotive technologies to the specification requirements of end-users with whom the company may be engaged and as adapted and modified, to file new patent applications to the extent necessary and appropriate.
     Information regarding the company and all of its automotive inventions, including regular updates on technological and business developments, can be found on the company’s website, www.torvec.com.
     The company’s ice technology is held through its majority-owned subsidiary, Ice Surface Development, Inc. The company’s ice technology is licensed under an agreement with Dartmouth College, which provides for a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year through 2021. In addition, the agreement provides for the payment of 50% of sub-license fee income.
     Since its acquisition of the ice technology license from Dartmouth College, the company has endeavored to work with Dr. Petrenko to refine the various methods for deicing and, during the same period, used its best efforts to sublicense such technology to one or more domestic and/or foreign glass manufacturers, automotive companies and other potential end-users. A considerable amount of the additional development work was performed at the Dartmouth College’s center for ice technology on the college’s campus, which work was supervised by Dr. Petrenko.
     During the period beginning November 29, 2000 through to the year ending December 31, 2006, Dr. Petrenko’s efforts to develop the technology to where it would be capable of deicing large surface areas, such as the windshield of a car, truck and/or bus, appeared to be making steady, if not spectacular, progress. In addition, numerous companies, especially certain major glass manufacturers, continued to express relatively high interest in sublicensing the technology from the company or, at a minimum, provide dollars to the company to accelerate the development process. More specifically, within the past six to nine months, the company was engaged in serious sublicensing discussions with one domestic and an unrelated foreign glass company.
     However, despite the company’s best efforts, no glass manufacturer or other third party has expressed continuing interest in sublicensing the technology from the company given its current stage of development. Moreover, no glass company or other third party apparently is willing to provide the company with the development dollars necessary to enable the technology, even utilizing the pulse method, to deice relatively large surfaces within acceptable automotive power requirements.
     Recently, the company was informed by Dr. Petrenko that while the physics underlying the ice technology is still valid and the technology remains promising, he can not estimate with any degree of assurance a time frame when the technology will be mature enough for automotive commercialization, although he does believe such maturation will not occur in the next twelve months.
     Given Dr. Petrenko’s assessment with respect to the ice technology and the reticence of glass companies to either sublicense or provide the company with development dollars, management has concluded that the carrying amount of its Dartmouth College license as of December 31, 2006 ($1,071,000) exceeds the estimated discounted cash flows the company reasonably expects to receive for the twelve month period beginning January 1, 2007 and ending December 31, 2007 and therefore, has determined that the full amount of such excess should be recorded as an impairment in accordance with SFAS No. 144 as of and for the year ended December 31, 2006.
     Management further determined that, while it will continue its non-monetary support of Dr. Petrenko’s work to further develop the technology, neither the company nor its majority-owned subsidiary, Ice Surface Development, Inc. (the entity holding the license) will make any further expenditure for such development. However, the company does not intend to abandon the technology and will continue to meet its obligations under the license respecting the allocable share of patent fees and its minimum royalty. Despite the accounting treatment accorded the license, the company will continue to include the deicing technology in presentations made and valuation reports furnished to third parties interested in acquiring the entire company.

(b) Current Status of Product Development
     Each of the company’s automotive technologies, namely the full terrain vehicle ( including the steer drive, suspension system and high speed tracks), the generation III infinitely variable transmission, the IsoTorque differential and the constant velocity joint, have been researched, designed, developed, built, tested and refined to become production-ready. In this sense, the company is no longer “developing” its technologies. The company has satisfied itself that each of the technologies functions as it was designed to function and no further development is required to “prove” the functionality of the technologies.
     The next phase will require that each of the company’s technologies be modified and adapted to accommodate the design specifications presented by automotive manufacturers, first-tier suppliers, municipalities, local, state and national governmental agencies and other end-users with whom the company has established working relationships and arrangements. That is, each technology must be made “design specific.” For example, the company presently has a working relationship with the National Aeronautics and Space Administration to supply an electrically modified version of its generation III transmission and its IsoTorque differential for NASA’s lunar rover for that agency’s planned return to the moon. Since the moon’s lack of atmosphere does not lend itself to the use of hydraulics, the company had to adapt the transmission to utilize electricity as the variator to change its ratios.
     Similarly, the company has been requested to provide a quotation to a major U.S. municipality for installation of its generation III transmission and IsoTorque differential in that municipality’s fleet of trucks and buses. This process entails reviewing the design, torque, sizing, durability and similar specifications for these vehicles as provided by the municipality and modifying the transmission and IsoTorque differential to meet such requirements.
     As a further illustration, a large manufacturer is interested utilizing the company’s constant velocity joint, transmission and IsoTorque differential technology to enable the manufacturer qualify its vehicle design for a major production contract. This is requiring the company to analyze the vehicle design specifications provided to it by the manufacturer and adapt its technologies to meet the production contract’s requirements.
     The company is presently engaged in making the modifications necessary to accommodate the vehicle specifications required by various end-users with whom the company has working relationships and/or arrangements. The company anticipates that additional end-users will be interested in pursuing similar-type working relationships with respect to the company’s automotive technologies.
     After the company’s technologies have been validated with respect to specific end-user vehicle applications, it is anticipated that one or more end-users will enter into licensing agreements, supply contracts and/or similar arrangements resulting in the profitable commercialization of the company’s technologies. One or more end-users may also seek to acquire all of the company’s automotive technologies by an outright purchase of the company using cash, stock or a combination of stock and cash as the consideration for such purchase.
(c) Company Expenses
     The net loss for the year ended December 31, 2006 was $7,727,000 as compared to the year ended December 31, 2005 net loss of $5,445,000. The increase in the net loss of $2,282,000 is principally related to increases in general and administrative expense and the impairment of its Ice Technology.
     Research and development expenses for the year ended December 31, 2006 amounted to $1,313,000 as compared to $2,719,000 for the year ended December 31, 2005. This decrease of $1,406,000 is principally attributable to decreased costs associated with commercializing our technologies.
     General and administrative expenses for the year ended December 31, 2006 amounted to $5,351,000 as compared to $2,999,000 for the year ended December 31, 2005. This increase amounted to $2,352,000 and is principally due to the expensing of warrants issued to one of the company’s directors, to the engineering staff, to a former management consulting firm totaling $1,992,000, and as well increased costs associated with Sarbanes-Oxley compliance.
     Asset impairment expense for the year ended December 31, 2006 amounted to $1,071,000 as a result of the Company determining its ice technology was impaired.

(d) Liquidity and Capital Resources
     The company’s business activities during its fiscal year ended December 31, 2006 were funded principally through the sale of 273,250 shares of Class A Preferred for $1,093,000 and sale of 55,000 shares of Class B Preferred for $274,000. The company’s business activities during its fiscal year ended December 31, 2005 were funded principally through the sale of 200,000 shares of Class A Preferred for $800,000.
     During the fiscal year ended December 31, 2006 and 2005, the company issued 983,230 and 836,309 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work and litigation. As of December 31, 2006 and 2005 there are 4,966,629 and 1,049,859 shares available for future grants under the plan. The increase in the number of shares available under the plan as of December 31, 2006, is attributable to the approval by the company’s Board of Directors on October 13, 2006, to increase the number of shares authorized for issuance under the plan to 10,000,000.
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
     For calendar 2006, each of the Gleasmans from time to time expected to sell, from his own personal holdings of Torvec, an average of approximately 500 common shares at prevailing market prices at the time of sale. The total number of shares sold under this plan, if shares were sold on a daily basis throughout the year, would represent approximately 3% of the current Gleasman family holdings. No shares were sold by the Gleasmans under this plan for the year ended December 31, 2006.
     At December 31, 2006 and 2005, the company’s cash position was $720,000 and $51,000, and the company had a working capital deficiency of $1,157,000 and $1,576,000. The company’s cash position at anytime during the fiscal year ended December 31, 2006 and 2005 was directly dependent upon its success in selling Class A Preferred since the company did not generate any revenues. The company believes that current, ongoing discussions with governmental and private sector companies worldwide could very well create a revenue producing event during fiscal, 2007. However, it can not predict when such a transaction will be consummated and therefore, the company does not know whether it will generate revenues from its business activities during fiscal, 2007.
     At December 31, 2006 and 2005, the company had accounts payable and accrued expenses of $1,686,000 and $1,689,000.
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

Impairment of Long-Lived Assets
     The Company has adopted SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets. Management is also required to evaluate the useful lives each reporting period. When events or circumstances indicate, our long-lived assets, including intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment. See management’s discussion of its determination that the carrying value of the company’s ice technology was impaired under SFAS No. 144 as of December 31, 2006 on page 9 of this annual report.
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
     In February, 2007 the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS no. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.
(f) Impact of Inflation
     Inflation has not had a significant impact on the company’s operations to date and management is currently unable to determine the extent inflation may impact the company’s operations during its fiscal year ending December 31, 2006.

(g) Quarterly Fluctuations
     As of December 31, 2006 and 2005, the company had not engaged in revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At December 31, 2006, the company does not engage in investment activities and has no material, outstanding indebtedness that would subject it to commodity price and/or equity price market risk. The company does not engage in activities that would subject it to foreign currency exchange rate risk. On June 19, 2006, a shareholder advanced the company $250,000 by the depositing the full amount with the Monroe County Treasurer in order to perfect a stay with respect to a lower Court’s order directing the company to transfer 40,000 common shares and 245,000 common stock warrants to a management consulting firm with which the company is in litigation. The principal amount of the advance is to be repaid by the company either by the issuance of 62,500 Class A Preferred shares, associated warrants, cash or a combination thereof, with the method as well as the timing of the repayment totally within the company’s discretion. The company has agreed to reimburse the shareholder on a current basis in cash for his interest expense, currently at a rate of 7.75% per annum. The rate is variable depending upon the prime rate while the advance remains outstanding and, thus, the company is subject to market risk with respect to the amount of interest payable.

TORVEC, INC.
(a development stage company)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005

TORVEC, INC. AND SUBSIDIARIES
 (a development stage company)
Contents

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated balance sheets as of December 31, 2006 and 2005	F-3

Consolidated statements of operations for each of the years in the three-year period ended	F-4
December 31, 2006 and for the period from September 25, 1996 (inception) through December 31, 2006

Consolidated statements of changes in stockholders’ equity (capital deficit) for the period	F-5
from September 25, 1996 (inception) through December 31, 2006

Consolidated statements of cash flows for each of the years in the three-year period ended	F-11
December 31, 2006 and for the period from September 25, 1996 (inception) through December 31, 2006

Notes to consolidated financial statements	37-63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Torvec, Inc.
We have audited the accompanying consolidated balance sheet of Torvec, Inc. (a development stage company) and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 2006 and for the period from September 25, 1996 (inception) through December 31, 2006 and changes in stockholders’ equity (capital deficit) for each of the periods from September 25, 1996 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2006 and for the period from September 25, 1996 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note B[8] to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”.

/s/ EISNER LLP
New York, New York
March 30, 2007

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
ASSETS
Current assets:
Cash	$720,000	$51,000
Prepaid expenses and other receivable	73,000	67,000

Total current assets	793,000	118,000

Property and Equipment:
Office equipment	44,000	42,000
Shop equipment	126,000	126,000
Leasehold improvements	3,000	3,000
Transportation equipment	106,000	99,000

	279,000	270,000
Less accumulated depreciation and amortization	123,000	82,000

Net property and equipment	156,000	188,000

Other Assets:
License, less accumulated amortization of $2,189,000 and $1,548,000	—	1,712,000
Deposits	252,000	2,000

Total Other Assets	252,000	1,714,000

	$1,201,000	$2,020,000

LIABILITIES
Current liabilities:
Notes payable — current	$14,000	$5,000
Accounts payable	145,000	148,000
Accrued liabilities	1,541,000	1,541,000
Advance from stockholder	250,000	—

Total current liabilities	1,950,000	1,694,000

Deferred revenue	150,000	150,000
Notes payable – long term	59,000	19,000

Total liabilities	2,159,000	1,863,000

Minority interest	—	8,000

Commitments and other matters

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Preferred stock, $.01 par value, 100,000,000 shares authorized 3,300,000 designated as Class A, non-voting, cumulative dividend $.40 per share, per annum, convertible 2006: 732,493 and 2005: 459,243 shares issued and outstanding (liquidation preference 2006: $3,408,634 and 2005: $2,085,179) 300,000 designated as Class B, non-voting, cumulative dividend $.50 per share, per annum, convertible 2006: 97,500 and 2005: 42,500 shares issued and outstanding (liquidation preference 2006: $263,235 and 2005: $240,292)	9,000	5,000
Common stock, $.01 par value, 400,000,000 shares authorized, 31,307,792 and 30,052,630 issued and outstanding	313,000	300,000
Additional paid-in capital	43,767,000	37,267,000
Shares issued for consulting services		(103,000)
Deficit accumulated during the development stage	(45,047,000)	(37,320,000)

	(958,000)	149,000

	$1,201,000	$2,020,000

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Operations

				September 25,
				1996
				(Inception)
	Year Ended			Through
	December 31,			December 31,
	2006	2005	2004	2006

Revenue	$—	$—	$—	$—

Costs and expenses:
Research and development	1,313,000	2,719,000	2,165,000	14,090,000
General and administrative	5,351,000	2,999,000	7,932,000	31,158,000
Asset Impairment	1,071,000			1,071,000

Loss before minority interest	(7,735,000)	(5,718,000)	(10,097,000)	(46,319,000)

Minority interest in loss of consolidated subsidiary	8,000	273,000	292,000	1,272,000

Net loss	(7,727,000)	(5,445,000)	(9,805,000)	(45,047,000)
Preferred stock beneficial conversion feature	48,000	159,000	556,000	763,000
Preferred stock dividend	253,000	156,000	91,000	528,000

Net loss attributable to common stockholders	$(8,028,000)	$(5,760,000)	$(10,452,000)	$(46,338,000)

Basic and diluted net loss attributable to common stockholders per share	$(0.26)	$(0.19)	$(0.37)

Weighted average number of shares of common stock — basic and diluted	30,566,000	29,560,000	28,515,000

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2006

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
For the Period from September 25, 1996 (Inception) through December 31, 2006
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
For the Period from September 25, 1996 (Inception) through December 31, 2006
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
For the Period from September 25, 1996 (Inception) through December 31, 2006
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

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2006
(continued)

									Shares
									Issued for	Deficit Accumulated	Total
							Additional	Due from	Consulting	During the	Stockholders’
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-In Capital	Stockholder	Services	Development Stage	Equity

	Shares	Amount	Shares	Amount	Shares	Amount

Issuance of common stock for services					786,309	$8,000	$1,771,000				$1,779,000
Sale of Class A Preferred Stock ($4.00 per share) — March	47,500	$1,000					189,000				190,000
Sale of Class A Preferred Stock ($4.00 per share) — April/May	30,000						120,000				120,000
Sale of Class A Preferred Stock ($4.00 per share)	92,500	$1,000					369,000				370,000
Sale of Class A Preferred Stock ($4.00 per share) — October/November	30,000						120,000				120,000
Contribution of services							300,000				300,000
Issuance of options for consulting services							247,000				247,000
Exercise of consultants warrants					161,000	2,000					2,000
Issuance of warrants for consulting services							1,261,000				1,261,000
Issuance of shares for debt repayment					11,667		28,000				28,000
Shares issued for future consulting services					50,000		103,000		(103,000)
Receipt for common stock par stock value for amounts paid in							(2,000)	2,000
Reclass of due from Stockholder to other receivable								1,000			1,000
Net Loss										(5,445,000)	(5,445,000)

Balance at December 31, 2005	459,243	$5,000	42,500		30,052,630	$300,000	$37,267,000	$—	$(103,000)	$(37,320,000)	$149,000

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2006
(continued)

										Shares	Deficit	Total
										Issued for	Accumulated	Stockholders’
								Additional	Due from	Consulting	During the	Equity
	Class A Preferred Stock		Class B Preferred Stock			Common Stock		Paid-In Capital	Stockholders	Services	Development Stage	(Capital Deficit)

	Shares	Shares	Shares	Amount		Shares	Amount

Issuance of common stock for services						375,230	$5,000	$799,000				$804,000
Sale of Class A Preferred Stock ($4.00 per share) — January and March 2006	58,250	$1,000						232,000				233,000
Sale of Class A Preferred Stock ($4.00 per share) — May 2006	25,000							100,000				100,000
Sale of Class A Preferred Stock ($4.00 per share) — July and August 2006	78,750	$1,000						314,000				315,000
Sale of Class A Preferred Stock ($4.00 per share) — October and November 2006	111,250	$1,000						444,000				445,000
Sale of Class B Preferred Stock ($5.00 per share			55,000		$1,000			274,000				275,000
Contribution of services								300,000				300,000
Exercise of consultants warrants						680,932	$7,000	3,000				10,000
Issuance of warrants for consulting services								3,614,000				3,614,000
Shares issued for consulting services						160,000	$1,000	420,000		103,000		524,000
Issuance of Common Stock to Placement agent for finders fee						39,000
Net Loss											(7,727,000)	(7,727,000)

Balance at December 31, 2006	732,493	$8,000	97,500		$1,000	31,307,792	$313,000	$43,767,000	$0	$0	$(45,047,000)	$(958,000)

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Cash Flows

				September 25,
				1996
				(Inception)
	Year Ended			Through
	December 31,			December 31,
	2006	2005	2004	2006
Cash flows from operating activities:
Net loss	$(7,727,000)	$(5,445,000)	$(9,805,000)	$(45,047,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	682,000	885,000	182,000	2,336,000
Loss on impairment of License	1,071,000	—	—	1,071,000
Gain on sale of fixed assets	—	(10,000)		(10,000)
Minority interest in loss of consolidated subsidiary	(8,000)	(273,000)	(292,000)	(1,272,000)
Compensation expense attributable to common stock in Subsidiary				619,000
Common stock issued for services	1,225,000	1,779,000	2,352,000	10,606,000
Stockholder contribution of services	300,000	300,000	450,000	2,109,000
Compensatory common stock, options and warrants	3,614,000	1,508,000	5,794,000	16,602,000
Shares issued for future consulting services	103,000			103,000
Changes in:
Prepaid expenses	(6,000)	83,000	(141,000)	88,000
Deferred revenue	—			150,000
Accounts payable and accrued expenses	(3,000)	(96,000)	657,000	3,594,000
Other Assets — Deposits	—	—	(2,000)	(2,000)

Net cash used in operating activities	(749,000)	(1,269,000)	(805,000)	(9,053,000)

Cash flows from investing activities:
Purchase of equipment	(9,000)	(66,000)	(135,000)	(279,000)
Cost of acquisition	—	—	—	(16,000)
Proceeds from sale of fixed asset	—	10,000	—	10,000

Net cash used in investing activities	(9,000)	(56,000)	(135,000)	(285,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of	10,000	2,000	271,000	6,500,000
options and warrants
Net proceeds from sales of preferred stock	1,368,000	800,000	1,187,000	3,537,000
Net proceeds from sale of subsidiary stock	—			234,000
Proceeds from loan	56,000			85,000
Repayments of loan	(7,000)			(36,000)
Proceeds from stockholders’ loans and advances				103,000
Distributions	—			(365,000)

Net cash provided by financing activities	1,427,000	802,000	1,458,000	10,058,000

Net increase (decrease) in cash	669,000	(523,000)	518,000	720,000
Cash at beginning of period	51,000	574,000	56,000

Cash at end of period	$720,000	$51,000	$574,000	$720,000

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock, in settlement of notes payable		$28,000
Preferred Dividends paid in Preferred Stock			$32,000
Reclass due from stockholder to other receivable		$1,000
Shares issued for future consulting services		$103,000
Issuance of Common Stock for a finders fee	$225,000
Advance from Stockholder	$250,000
See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note A — The Company
Torvec, Inc. (the “company”) was incorporated as a New York State business corporation in September 1996. The company, which is in the development stage, has developed technology for use in automotive applications. In September, 1996, the company acquired numerous patents, inventions and know-how (the “technology”) contributed by Vernon E. Gleasman, James Y. Gleasman and Keith E. Gleasman (the”Gleasmans”). The company has developed, designed and intends to commercialize its infinitely variable transmissions, its pumps/motors, its IsoTorque differential, its constant velocity joint and the substructure and components of its full terrain vehicle. As consideration for this contributed technology, the company issued 16,474,400 shares of common stock and paid $365,000 to the Gleasmans. In September, 1996, the company issued an additional 2,535,000 shares of common stock (valued at $406,000) to individuals as consideration for the cost of services and facilities provided by them in assisting with the development of the technology.
On November 29, 2000, the company acquired Ice Surface Development, Inc. (“Ice”) which had been incorporated in May 2000 for 1,068,354 shares of common stock valued at approximately $3,405,000. The acquisition was accounted for under the purchase method. On March 31, 2002, the company granted to three former officers of the company 28% of Ice in exchange for previously granted fully vested options (See Note I [3]). The exchange was valued at $618,000 and the carrying portion of the company’s investment deemed sold of $850,000 is reflected as a reduction of additional paid-in capital in stockholders’ equity (capital deficit).
The Company’s financial statements have been prepared assuming that it will continue as a going concern. For the period from September 1996 (inception) through December 31, 2006, the Company has accumulated a deficit of $45,047,000, and at December 31, 2006 has a negative working capital position of $1,157,000 and capital deficit of $958,000. The Company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The Company’s efforts had been principally devoted to the development of its technologies and commercializing its products. Management believes that based upon its current cash position, its budget for its business operations through December 31, 2007 and an outstanding funding commitment from a director/officer to fund any deficiencies that may arise, the Company will be able to continue operations through December 31, 2007. The Company’s ability to continue as a going concern is ultimately dependent upon achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.
On January 25, 2007 the stockholders approved an increase in common shares the company is authorized to issue from 40,000,000 to 400,000,000.
Note B — Summary of Significant Accounting Policies

[1]	Consolidation:

The financial statements include the accounts of the company, its majority-owned subsidiary, Ice (69.26% owned at December 31, 2006 and 2005), and its wholly-owned subsidiary Iso-Torque Corporation. All material intercompany transactions and account balances have been eliminated in consolidation.

[2]	Property and Equipment:

Equipment, including a prototype vehicle, is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are being amortized over shorter of lease term or useful life. During 2005, the company sold a full depreciated asset and recognized a gain of $10,000, which is included in general and administrative expense.

[3]	Research and Development and Patents:

Research and development costs and patent expenses are charged to operations as incurred. Research and development includes amortization of the Ice technology, purchase of parts, depreciation and consulting services. Depreciation expense in each of the years ended December 31, 2006, 2005 and 2004 was $40,000, $31,000 and $5,000 respectively.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note B — Summary of Significant Accounting Policies (continued)
[4] License:
Through December 31, 2004, the license for the company’s Ice technology was being amortized over its estimated remaining useful life which correlated to the underlying patent. Effective January 1, 2005, the company changed its estimate of economic useful life to 3 years. In December 2006, the company has concluded that recovery of the carrying value of the Ice Technology was impaired. Charges for amortization in each of the years ended December 31, 2006, 2005 and 2004 were $642,000, $856,000 and $169,000 respectively. Such amortization expense is included in research and development expense for each of these years.
The company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Whenever events or circumstances indicate, the company’s long-lived assets, including intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment.
In accordance with SFAS No. 144, management determined that events and circumstances indicated that the carrying amount of the license for the company’s Ice technology exceeded the estimated undiscounted cash flows to be generated by the license. Based upon such determination, management compared the carrying amount of the license as of December 31,2006 to the estimated discounted cash flows to be generated by the license and recorded such excess as an impairment.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note B — Summary of Significant Accounting Policies (continued)
[4] License: (continued)
Management has concluded that the carrying amount of its Dartmouth College license as of December 31, 2006 ($1,071,000) recorded as an impairment in accordance with SFAS No. 144 as of and for the year ended December 31, 2006.
Management further determined that neither the company nor its majority-owned subsidiary, Ice Surface Development, Inc. (the entity holding the license) will make any further expenditure for development. However, the company will continue to meet its obligations under the license respecting the allocable share of patent fees and its minimum royalty.
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
[6] Loss per Common Share:
Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2006, 2005 and 2004, the company excluded 4,905,536, 2,991,436 (excluding 500,000 warrant grant subject to exercise conditions) and 2,906,986 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilative.
[7] Fair Value of Financial Instruments:
The carrying amount of cash, prepaid expenses, accounts payable, notes payable and accrued expenses approximates their fair value due to the short maturity of those instruments.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
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

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that the grant date fair value of all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with SFAS 123R.

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
December 31, 2006
Note B — Summary of Significant Accounting Policies (continued)

[8]	Stock-based Compensation: (continued)

The following table illustrates the effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders if the fair value based method had been applied to the prior period.

Year Ended
December 31, 2005
Reported net loss attributable to common stockholders	$(5,760,000)
Add: Stock-based compensation expense under APB No. 25 included in net loss, net of related tax effects	113,000
Stock-based employee compensation determined under the fair value based method prior to adoption of SFAS 123R, net of related tax effects	(113,000)

Pro Forma net loss attributable to common stockholders	$(5,760,000)

Loss per share:
Basic and diluted attributable to common stockholders — as reported	$(0.19)
Basic and diluted attributable to common stockholders — pro forma	$(0.19)

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note B — Summary of Significant Accounting Policies (continued)

[9]	Revenue Recognition:

Revenue in connection with the granting of a license to Variable Gear LLC is to be recognized when all conditions for earning such fee is complete. Revenue from product sales will be recognized when the related products are shipped, title has passed, selling price is fixed or determinable, collections are reasonably assured and the company has no further obligation. An allowance for discounts and returns will be taken as a reduction of sales within the same period the revenue is recognized. Such allowances will be based on facts and circumstances.

[10]	Impairment of Long-Lived Assets:

The company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets. Management is also required the useful lives each reporting period. When events or circumstances indicate, our long-lived assets, including intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment. See Note B [4].

[11]	Recent Accounting Pronouncements:

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning with Company’s 2008 fiscal year. The Company is assessing the impact that the adoption of SFAS No. 157 may have on the Company’s financial position and results of operations.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note B — Summary of Significant Accounting Policies (continued)

[11]	Recent Accounting Pronouncements (continued)

In February, 2007 the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS no. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, that the adoption of SFAS No. 159 may have on our financial position and results of operations.
NOTE C — LICENSE FROM THE TRUSTEES OF DARTMOUTH COLLEGE

In 2000, Ice entered into a 20-year exclusive license with the Trustees of Dartmouth College (“Dartmouth”) for land-based applications to a novel ice adhesion modification system developed by Dr. Victor Petrenko at Dartmouth’s Thayer School of Engineering. Under the license agreement the Company made a single payment of $140,000 (paid in 2000) for sponsored research and has a royalty obligation of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year through 2021. In addition, the agreement provides for the payment of 50% of sub-license fee income.

Expense relating to the above agreements totaled $23,000, for each of the years ended December 31, 2006, 2005 and 2004, respectively. The company’s obligations under the license remain in effect under such time as the license shall have terminated in accordance with its terms. See Note B [4].
NOTE D — RELATED PARTY TRANSACTIONS

[1]	On December 1, 1997, the company entered into three-year consulting agreements with Vernon, Keith and James Gleasman (major stockholders, directors and officers) whereby each was obligated to provide services to the company in exchange for compensation of $12,500 each per month. In 1997 the company granted each Vernon, Keith and James Gleasman 25,000 nonqualified common stock options, exercisable immediately at $5.00 per common share for ten years (Note H [6]). For the years ended December 31,2003, 2002, 2001, 2000,1999, 1998 and 1997, the company incurred expenses amounting to approximately $450,000, $450,000, $450,000, $522,000, $528,000, $528,000 and $45,000, respectively, in connection with these agreements(which were extended for an additional three years, effective December 1, 2000, and amended to provide that compensation thereunder was payable, in the board of directors’ discretion, in common stock, cash or a combination).

During 2001, the company issued 126,667 common shares under the agreements for approximately $665,000 of accrued consulting fees.

On September 30, 2002, the company granted 727,047 nonqualified common stock options, all exercisable immediately at $5.00 per common share, in settlement of approximately $653,000 of accrued consulting fees (see Note H [6]). These options are exercisable for five years.

On December 23, 2003, the company granted 166,848 nonqualified common stock options exercisable Immediately at $5.00 per common share, in settlement under the agreements for accrued consulting fees of approximately $265,000. These options are exercisable for ten years.

The company’s consulting agreements with Vernon, Keith and James Gleasman expired on December 1, 2003 and were not renewed.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
NOTE D — RELATED PARTY TRANSACTIONS (continued)
Commencing January 1, 2004, each of the Gleasmans agreed to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all of their inventions to the company. In addition, Keith Gleasman agreed to continue as President and James Gleasman agreed to serve as the company’s chief executive officer and interim chief financial officer. During the years ended December 31, 2006, 2005 and 2004, the company did not pay the Gleasmans any consulting fees for their services. The company recorded approximately $300,000, for each of the years ended December 31, 2006, 2005 and 2004, respectively, for the estimated value of these services based upon the compensation payable under the previous consulting agreements. The company recorded $225,000 to research and development and $75,000 to general and administrative in 2006, 2005 and 2004, respectively.

[2]	During the years ended December 31, 2006, 2005 and 2004, the company paid $42,990, $23,000 and $17,000, respectively, to a member of the Gleasman family for administrative, technological and engineering consulting services. Management believes this compensation is reasonable.

[3]	During the years ended December 2005 and 2004, the company issued 90,000 and 35,000 common shares as rent for the company’s use of a facility owned by the stockholder valued at approximately $259,000 and $194,000 respectively, based upon the fair market value of the common stock on the date of issuance. This arrangement terminated effective February 28, 2006 when we moved to an new facility. No common shares were issued to the stockholder during the year ended December 31, 2006 and no further amounts are due under the arrangement.

[4]	During the years ended December 31, 2005 and 2004, the company incurred approximately $298,000 and $615,000 for non-legal consulting services provided to the company by one of its outside counsel. This arrangement terminated on December 16, 2005. No amounts were paid nor were any amounts owed under this arrangement for the year ended December 31, 2006.

[5]	On August 18, 2006, the company granted 400,000 nonqualified common stock warrants valued at approximately $1,237,000 to a company of which a director became a member upon his election to the board. The warrants are immediately exercisable at $3.27 per common share for a period of ten years.

[6]	On June 19, 2006, the company awarded an aggregate 360,000 nonqualified common stock warrants valued at approximately $629,000 to a director for special services rendered by such director as chairman of the board’s executive committee during 2006.

[7]	On August 17, 2005, the company repaid a $28,000 indebtedness to a stockholder by issuing 11,667 restricted common shares, such number of shares based upon the closing price of the company’s common stock on August 16, 2005.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
NOTE E — INCOME TAXES
The company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The company’s majority owned subsidiary, Ice, files separate tax returns.
At December 31, 2006, the company has available $11,959,000 (including $3,523,000 relating to Ice) of net federal operating loss carry forwards to offset future taxable income expiring through 2025. Based upon the change of ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the company issues common stock or additional equity instruments convertible into common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the company’s net operating loss carry forwards may be significantly limited as to the amount of use in any particular year.
At December 31, 2006, the company has a deferred tax asset of approximately $4,697,000 representing the benefits of its net operating loss carry forward and a deferred tax asset of $11,764,000 from temporary differences, principally stock options not currently deductible and certain operating expenses which have been capitalized as start-up costs for federal income tax purposes. The total of these deferred tax assets has been fully reserved by a valuation allowance since realization of their benefit is uncertain. The valuation allowance for deferred tax assets increased $561,000 in the year ending December 31, 2006 due primarily to the uncertainty in realizing the benefit from net operating losses.
A reconciliation between the actual income tax benefit and income taxes computed by applying the federal income tax rate of 34% to the net loss is as follows:

	Year Ended
	December 31,
	2006	2005	2004
Computed federal income tax benefit at 34% rate	$(2,627,000)	$(1,851,000)	$(3,334,000)
State tax benefit, net of federal tax benefit	(408,000)	(288,000)	(517,000)
Nondeductible expenses	675,000	340,000	68,000
Valuation allowance	2,360,000	1,799,000	3,783,000

	$0	$0	$0

NOTE F—ACCOUNTS PAYABLE AND ACCRUED LIABILITY EXPENSES
At December 31, 2006 and 2005 accounts payable and accrued expenses consist of the following:

	2006	2005
Professional fees	$191,000	$194,000
Salaries to officer/stockholders of Ice (Note I[1])	1,495,000	1,495,000

	$1,686,000	$1,689,000

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
NOTE G — NOTE PAYABLE—STOCKHOLDERS, OFFICER AND OTHER NOTES PAYABLE
[1]	Notes Payable — Financial Institution:

During 2001, an existing stockholder loaned the company $50,000 bearing interest at 7.5% with no specified repayment terms. The principal of this loan was satisfied through the issuance of 35,461 common shares at the then fair market value in April 2002.

During 2001, certain officers and stockholders loaned the company $109,000. The loans were non-interest bearing with no specified repayment terms. During 2002, $81,000 of such loans was repaid. During 2005, the remaining $28,000 was repaid with the issuance of 11,667 shares of common stock at the then market price.

In August, 2003, an existing stockholder advanced $25,000 to the company. In October, 2003, the full amount of the advance was repaid with 10,000 shares of the company’s common stock valued at market.

During the year ended December 31, 2005, the company financed a vehicle to be used with its prototype technology and pledged the vehicle as collateral for this loan. The loan in the amount of $24,000 is paid in monthly installments of $479 consisting of principal and interest at 6.59% per annum through December 2010.

During year ended December 31, 2006, the company refinanced two vehicles and pledged the vehicles as collateral for the loan. The loan in the amount of $56,174 is paid in monthly installments of $1,201 consisting of principal and interest at 10.3% per annum through August 2011.

The following represents the required minimum payments for each of the loans:

Period Ending
December 31,
2007	$20,000
2008	20,000
2009	20,000
2010	20,000
2011	10,000

Total Minimum payments	90,000

Less-amount representing interest	17,000

73,000
Less-Current Maturities	14,000

Long Term Portion	$59,000

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
NOTE G — NOTE PAYABLE—STOCKHOLDERS, OFFICER AND OTHER NOTES PAYABLE (continued)
[2]	Advance from Stockholder:

On June 19, 2006, a stockholder deposited $250,000 with the Monroe County, New York Treasurer representing the undertaking required to stay execution of a May 8, 2006 court order with respect to 40,000 common shares, 245,000 common stock warrants and 511,200 unexercised previous issued stock warrants pending the appellate court’s disposition of the company’s appeal of the court’s May 8, 2006 order. (See Note K.)

On July 25, 2006, the stockholder confirmed in writing his agreement to be repaid by the company the full amount of the advance, plus interest at 8.75% per annum, either by the issuance of the company’s Class A Preferred at $4.00 per share, associated warrants, cash and/or a combination thereof, with both the method of repayment as well as the timing of repayment totally within the company’s discretion.

For the year ended December 31, 2006, the company incurred interest charges in the amount of $8,355 on advance from stockholder.
Note H — Stockholders’ (Capital Deficit) Equity
[1]	Private Placement:

The company received net proceeds of $550,000, $1,230,000(of which $507,000 was received from the Gleasman family), $758,000, $1,068,000 and $331,000 from private placements of its common stock for the years ended December 31, 2000, 1999, 1998 and 1997 and for the period ended December 31, 1996, respectively.

During 2002, the company sold 508,897 common shares for net proceeds of approximately $668,000.

In 2003, an existing stockholder purchased 361,112 common shares for $300,000 and was paid 70,000 common shares at market value on the date of issuance (valued at $158,000) for consulting services and rent for the company’s use of a facility and technicians. The company also sold an additional 8,000 common shares to an unrelated party for $20,000.

In 2004, the same existing stockholder purchased 60,000 common shares for $301,000 and was paid 35,000 common shares at market value on the date of issuance(valued at $194,000) as rent for use by the company of a facility and technicians.

In 2005, this stockholder was paid 90,000 common shares at market value on the date of issuance (valued at $259,000) for consulting services rendered to the company.
[2]	Class A Preferred Stock:

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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note H — Stockholders’ (Capital Deficit) Equity (continued)
[2]	Class A Preferred Stock: (continued)

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

Liquidation Rights

(i)	In the event of any liquidation, dissolution or winding up of the company, whether voluntary or involuntary, the holders of Class A Preferred Shares then outstanding are entitled to be paid out of the assets of the company available for distribution to its stockholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount in respect of any shares of any Junior Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the company, all accumulated and unpaid dividends (including a prorated dividend from the last Dividend Accrual Date) in respect of any liquidation, dissolution or winding up consummated except that, notwithstanding the provisions of Section B(ii), all of such accumulated and unpaid dividends will be paid in Class A Preferred Shares at a rate of 1 Class A Preferred Share for each $4.00 of dividends. No fractions of Class A Preferred Shares shall issue. The company shall pay cash in lieu of paying fractions of Class A Preferred Shares on a pro rata basis.

(ii)	The Class A Preferred Shares will be entitled to participate on a pro rata basis in any distribution of assets as may be made or paid on Junior Stock upon the liquidation, dissolution or winding up of the company.

(iii)	A consolidation or merger of the company with or into any other corporation or corporations or any other legal entity will not be deemed to constitute a liquidation, dissolution or winding up of the company.
During 2003, the company sold 15,687 Class A Preferred to accredited investors for proceeds of $63,000. In December, 2003, the company received $9,216 for 2,305 Class A Preferred Shares.
During 2004, the company sold 235,770 Class A Preferred to accredited investors for proceeds of $943,000.
During 2004, Class A Preferred holders converted 38,500 Class A Preferred into 38,500 common shares and received dividends of 8,031 Class A Preferred upon conversion. In June, 2004, 2,550 of the Class A Preferred shares issued as dividends were converted into 2,550 common shares.
During 2005, the company sold 200,000 Class A Preferred to accredited investors for proceeds of $800,000 and issued 62,500 common stock warrants immediately exercisable for $.01 per common share over a ten year term.
During 2006, the company sold 273,250 Class A Preferred to accredited investors for proceeds of $1,093,000 and issued 137,932 common stock warrants immediately exercisable for $.01 per common share over a ten year term. During 2006, an accredited investor also purchased 20,500 common stock warrants for a purchase price of $2,000. The warrants are immediately exercisable for $.01 per common share over a ten year term. The fair value of the warrants when considered with the exercise price of the warrants resulted in a beneficial conversion feature of $48,000 and was recorded as a preferred stock beneficial conversion feature in determining net loss attributable to common stockholders.
At December 31, 2006 and 2005, dividends in arrears amounted to approximately $479,000, and 248,000, respectively.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note H — Stockholders’ (Capital Deficit) Equity (continued)
[3]	Class B Preferred Stock:

On October 21, 2004, the company authorized the sale of up to 300,000 shares of its Class B Non-Voting Cumulative Convertible Preferred Stock (“Class B Preferred”). Each share of Class B Preferred pays cumulative dividends at $.50 per share per annum and is convertible into either one share of the company’s common stock or one share of the common stock of IsoTorque Corporation. The holder has the right to convert after one year, subject to board approval.

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

During 2004, the company sold 42,500 Class B Preferred to accredited investors for proceeds of $212,500.

During 2006, the company sold 55,000 Class B Preferred to accredited investors for proceeds of $275,000.

[4]	Initial Public Offering Consultant:

In February, 1997, the company entered into a three-year agreement with an IPO consulting firm (“IPO Consultant”) to arrange for an initial public offering of the company’s common stock and to provide financial advisory services. In consideration, the company issued an aggregate 1,000,000 restricted common shares to five principals of the IPO Consultant for an aggregate $50. In addition, the company granted an aggregate 500,000 warrants to the same principals. Such warrants were only exercisable in the event the company conducted an initial public offering for its common stock. In such event, the warrants were exercisable for a term of five years after the IPO and were exercisable at the per share public offering exercise price (unless during the warrant term after the IPO, at least 50% of the company’s assets were acquired by a third party in which case the exercise price was $1.50 per share).

As of December 31, 2006 none of the warrants are exercisable.

In February, 1999, the company entered into a one-year consulting agreement directly with two of the former principals of the IPO Consultant to provide financial advisory services. In connection with this agreement, the company and the two former principals agreed to convert the 375,000 warrants they owned into 375,000 common stock purchase options exercisable immediately through February, 2004 at $5.00 per common share. The company valued these options at $2,780,000 using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31, 1999: risk free interest rate of 5%, dividend yield of 0%, volatility of 40% and expected life of the options granted of 5 years. These options were charged to operations over the term of the consulting agreement.

In February, 1999, 21,000 of these options were exercised for proceeds of $105,000. The term of the remaining 354,000 options expired in February, 2004.

At December 31, 2006 and 2005, dividends in arrears amounted to $49,000 and $26,000, respectively.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note H — Stockholders’ (Capital Deficit) Equity (continued)
[5]	Common Stock Subject to Resale Guarantee:

During 2002, the company issued 190,695 common shares to former officers and certain minority shareholders of Ice in exchange for approximately $269,000 owed to them. If, on the sale of the shares, the amount realized is less than $269,000, additional shares are required to be issued and if the amount is greater than $269,000, the excess is to be paid to the company. During 2002, all of such shares were sold for proceeds of approximately $269,000.

[6]	Stock-Option Plan:

In December, 1997, the board of directors approved a Stock Option Plan (the “Option Plan”) which provides for the grant of up to 2,000,000 common stock options to officers, directors and consultants who are eligible to receive incentive, nonqualified or reload stock options. Options granted under the Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the per share trading price of the underlying common stock on the date of grant, except that the exercise period for options granted to a greater than 10% shareholder may not exceed five years and the exercise price may not be less than 110% of such trading price per share on the date of grant.

In 1997, in connection with certain consulting agreements (see Note D [1]), the company granted an aggregate 75,000 nonqualified options at an exercise price of $5.00 per common share. The options vested at a rate of 20% per annum and are exercisable through November 30, 2007. The company valued these options using the Black-Scholes option-pricing method. The fair value of these options was expensed over the term of the consulting agreements.

In 1998, the company granted three directors an aggregate 380,000 options under the Option Plan, all exercisable immediately at $5.00 per common share. These options expire on January 1, 2008.

In 2001, the company granted 100,000 options to an officer in his capacity as a consultant under the Option Plan exercisable immediately at $5.00 per common share. In connection with this grant, the company recorded a stock compensation charge of $398,000. The term of this option is ten years.

In 2002, in connection with the consulting agreements described in Note D [1], the company granted an aggregate 727,047 options under the Option Plan, all exercisable immediately at $5.00 per common share. The options were granted in payment of an aggregate $653,000 owed under the consulting agreements. These options expire on September 30, 2007.

In 2003, in connection with the same consulting agreements, the company granted 166,848 options under the Option Plan, all exercisable immediately at $5.00 per common share. The options were granted in payment of an aggregate $265,000 owed under the consulting agreements. These options expire on December 22, 2013.

In 2003, the company granted an aggregate 225,000 options under the Option Plan to three directors, all immediately exercisable at $5.00 per common share. These options expire on October 15, 2013.

In 2003, the company granted 50,000 options to a consultant under the Option Plan, immediately exercisable at $2.26 per common share. In connection with this grant, the company recorded a stock compensation charge of $46,000. These options expire on May 20, 2013.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note H — Stockholders’ (Capital Deficit) Equity (continued)
[6]	Stock-Option Plan: (continued)

In 2005, the company granted 100,000 options to a consultant under the Option Plan, immediately exercisable at $5.00 per common share. In connection with this grant, the company recorded a stock compensation charge of $247,000 allocated to research and development. These options expire on June 30, 2015.

No options were granted under the Option Plan during the year ended December 31, 2006.

A summary of options granted under the Option Plan is set forth in the following table:

	Year Ended December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,823,895	$4.92	1,723,895	$4.92
Granted	—	—	100,000	5.00

Outstanding at end of year	1,823,895	4.92	1,823,895	4.92

Options exercisable at year end	1,823,895	4.92	1,823,895	4.92

At December 31, 2006, 176,105 options are available for future grants under the Plan.
The following table represents information relating to stock options outstanding at December 31, 2006:

Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
	Exercise	Remaining Life		Exercise
Shares	Price	in Years	Shares	Price
1,773,895	$5.00	3.69	1,773,895	$5.00
50,000	2.26	6.42	50,000	2.26

1,823,895	4.92	3.84	1,823,895	4.92

As of December 31, 2006, the company did not have any unrecognized stock compensation related to unvested awards.
The fair value of options were estimated using the Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 3.76%; expected option life of 10 years; expected volatility of 1.64%; and expected dividend yield 0% for the year ended December 31, 2005.
Stock based compensation recorded for the years ended December 31, 2006, 2005, and 2004 were $0, $247,000, and $0, respectively.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note H — Stockholders’ (Capital Deficit) Equity (continued)
[6]	Stock-Option Plan: (continued)

The following summarizes the activity of the company’s stock options for the fiscal year ended December 31, 2006.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Number of shares under option plan:
Outstanding at January 1, 2006	1,823,895	$4.92
Granted
Exercised
Canceled or expired

Outstanding at December 31, 2006	1,823,895	$4.92	3.84	$593,000

Exercisable at December 31, 2006	1,823,895	$4.92	3.84	$593,000

At December 31, 2006, all outstanding options were fully vested.
[7]	Business Consultants Stock Plan:

In June, 1999, the company adopted the Business Consultants Stock Plan (the “Stock Plan”). The Plan, as amended, provides for the issuance of up to 10,000,000 common shares to be awarded from time to time to consultants in exchange for business, financial, legal, accounting, engineering, research and development, technical, governmental relations and other similar services.

For the years ended December 31, 2006, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, the company issued 983,230 (including 448,000 business consulting shares issued upon exercise of warrants); 836,309; 469,883; 738,184; 1,057,455(including 190,965 issued in settlement of amounts owed(see Note H[5]), 361,100; 196,259 and 45,351 common shares, respectively, to business consultants and other third parties in exchange for services and amounts owed to them.

During the years ended December 31, 2006, 2005, 2004, 2003, 2002, 2001, 2000 and 1999, the company charged $1,861,000 (including $629,000 attributable to business consultant shares issued upon exercise of warrants), $1,874,000, $2,352,000, $832,000, $1,036,000(excluding $269,000; see Note H[5]), $1,011,000, $840,000 and $327,000, respectively, to operations in connection with the share issuances.

At December 31, 2006, 4,966,629 business consultant common shares were available for future issuance under the Stock Plan.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note H — Stockholders’ (Capital Deficit) Equity (continued)
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

For the year ending December 31, 2006, the company granted 26,500 warrants under the Nonmanagement Directors Plan and recorded a charge of approximately $48,000 to general and administrative expenses representing the fair value for such warrants in 2006. During 2006, a number of directors exercised 42,000 warrants granted to them under the Nonmanagement Directors Plan.

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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note H — Stockholders’ (Capital Deficit) Equity (continued)
[8]	Nonmanagement Directors Plan: (continued)

Each unexercised, nonmanagement director warrant outstanding as of October 13, 2006 was amended to provide that such warrants may be exercised only upon the happening of the earlier to occur of the following events: death or disability of the director, termination of his service as a director, change in control of the company or the sale, license or other commercial transfer of a substantial amount of the company’s assets, all of such terms to be interpreted in accordance with the provisions of section 409A of the Internal Revenue Code of 1986 and the regulations promulgated under such section.

During the year ending ended December 31, 2006, the company issued 21,502 business consultant shares fair valued at $65,000 for directors’ fees payable under the Nonmanagement Directors Plan, as amended on October 13, 2006 to general and administrative.

[9]	Shares Issued for Services and Rent:

During 1998, the company granted 1,000 restricted common shares, valued at $3.00 per share, for services provided. During 1997, the company granted 12,000 and 2,000 restricted common shares for services provided. The company valued the shares at their fair value of $1.50 and $3.00 per share, respectively. During 2003 and 2002, 15,640 and 134,964 restricted common shares were issued for services aggregating approximately $18,000 and $198,000 respectively. During 2005 and 2004, 100,000 and 35,000 restricted common shares were issued for services and rent aggregating approximately $259,500 and $194,000. During the year ended December 31, 2006, no restricted common shares were issued.
[10]	Business, Financial and Engineering Consultants:

During the year ended December 31, 2005, the company issued 210,000 warrants valued at approximately $377,000 to certain engineering consultants, immediately exercisable over a ten year term at an exercise price of $5.00 per common share.

In connection with its business and financial operations for the year ended December 31, 2006, the company issued 91,583 valued at approximately $167,000 warrants immediately exercisable at $.01 per common share, each with a ten year term, to a number of business and financial consultants. During the year ended December 31, 2006, 91,083 of these warrants were exercised for proceeds of $910.

In 2006, the company issued 30,000 warrants valued at approximately $168,000 immediately exercisable over a ten year term at $5.00 per common share to certain design engineers. None of these warrants were exercised for the year ended December 31, 2006.

The company issued 400,000 warrants valued at approximately $1,237,000 to a business consultant on August 18, 2006, immediately exercisable over a ten year term at an exercise price of $3.27 per common share. On November 21, 2006, the company issued 200,000 warrants valued at approximately $948,000 in connection with the engagement of its governmental affairs consultant, immediately exercisable over a ten year term at an exercise price of $3.75 per common share. None of these warrants were exercised during the year ended December 31, 2006.

During the year ended December 31, 2006, the company issued 295,000 warrants to certain engineering consultants, exercisable over a ten year term at an exercise price of $5.00 per common share but only if the company were to consummate a commercializing event involving a transaction or series of transactions which results in the sale, license or other technology transfer of one or more of its technologies to a third party for value. These warrants are contingent upon an event occurring in the future and the Company will fair value these warrants when the contingency is resolved. The Company has determined that the likelihood of having a commercializing event is not probable at December 31, 2006.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note H — Stockholders’ (Capital Deficit) Equity (continued)
[10]	Business, Financial and Engineering Consultants: (continued)

The Company fair valued the warrants issued using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	1.64%	1.14%
Risk free interest rate	3.76%	4.31%
Expected Life	10 years	10 years
[11]	Equity Funding Commitment:

On September 5, 2000, the company entered into an agreement with Swartz Private Equity,LLC (“Swartz”) pursuant to which Swartz granted the company a $50,000,000, three-year equity funding commitment. The agreement provided that, from time to time, at the company’s request, Swartz would purchase from the company that number of common shares equal to 15% of the number of shares traded in the market in the 20 business days occurring after the date of the requested purchase. The purchase price was the lesser of 91% of the average market price during that 20 day period or the average market price less $.20.

As a commitment fee, the company granted Swartz a commitment warrant to purchase, in the aggregate, 960,101 common shares at a price which equaled the lowest closing price of the company common stock during the five trading days ending on each six-month anniversary of the warrant issue date.

During 2002, 76,456 commitment warrants were exercised for proceeds of approximately $60,000.

During 2003, Swartz exercised the remaining 883,645 commitment warrants in a cashless exercise transaction, receiving 647,270 common shares.

Swartz was also issued a warrant to purchase one share of the company’s common stock for every ten shares it purchased from the company under the agreement. During 2002, 47,992 of such warrants were exercised for proceeds of approximately $67,000. In 2003, Swartz exercised the balance of its purchase warrants (9,875) in a cashless exercise transaction, receiving 7,162 common shares.

The agreement with Swartz terminated on September 5, 2003.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note H — Stockholders’ (Capital Deficit) Equity (continued)
[12]	Warrants:

As of December 31 2006, outstanding warrants to acquire shares of the company’s common stock are as follows:

		Number of
Exercise		Shares
Price	Expiration	Exercisable
$1.52	September 18, 2007	2,500	Note H(2)
(a)	(a)	125,000	(a)
$.75	None	500,000	(b)
$.01	None	756,200	(c)
$.01	None	60,500	(d)
(e)	(e)	(e )	(e)
$.01	None	39,000	(f)
$5.00	Ten Years	505,000	(g)
$.01	None	6,000	(h)

$.01	None	37,500	(i)

$1.00	None	20,500	(j)

(k)	(k)	(k )	(k)
$.01	10 years	500	(l)
$3.27	10 years	400,000	(m)
$3.75	10 years	200,000	(n)

(a)	Exercisable only if company has an IPO at the IPO price and exercisable five years from IPO. Through December 31, 2006, the company has not conducted an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named the chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note H — Stockholders’ (Capital Deficit) Equity (continued)
[12]	Warrants: (continued)

(c)	The company has issued 1,325,000 warrants, exercisable at $.01 per share, to a management consulting firm in accordance with purported agreements between the company and the management firm. 568,800 warrants were exercised for proceeds of aggregate $5,484 in accordance with the purported agreements with the management consulting firm. In accordance with the court’s order rendered on May 8, 2006 in connection with the litigation described in Note I, the company was required to honor immediately the exercise of 40,000 common stock warrants at $.01 per common share, to issue 245,000 common stock warrants, exercisable at $.01 per common share and to honor, if and when presented for exercise, 511,200 previously issued unexercised warrants (all included in above total). The 40,000 common shares and 245,000 common stock warrants were deposited with the Monroe County, New York Treasurer and may not be accessed by the firm pending the appellate court’s disposition of the company’s appeal of the May 8, 2006 court order. In addition, the exercise by the firm of the 511,200 unexercised warrants is also stayed pending the company’s appeal. (See Notes H and I)

(d)	The company issued an aggregate 123,500 warrants to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. For the years ended December 31, 2006, 2005 and 2004, the company issued 26,500, 44,000 and 53,000 warrants, immediately exercisable for a ten year term at $.01 per common share. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note H [8]). During the year ended December 31, 2006, 42,000 of these warrants were exercised for proceeds of $420. During the year ended December 31, 2005, 21,000 of these warrants were exercised for proceeds of $210.

(e)	During 2005, the company issued 120,000 warrants to a consultant, immediately exercisable at $ .01 per common share. 48,000 warrants were exercised in 2005. The remaining 72,000 warrants were exercised in 2006. During the years ended December 31, 2006 and 2005, the company received proceeds of $720 and $480 respectively.

(f)	In 2005, the company issued 12,000 warrants to a consultant, immediately exercisable at ..01 per common share. During 2005, 3,000 warrants were exercised for proceeds of $30. In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share.

(g)	During 2005, the company issued 210,000 warrants to certain engineering consultants, exercisable immediately for a ten year term at $5.00 per common share. During 2006, the company issued 295,000 warrants to certain engineering consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if the company sells, licenses or otherwise transfers one or more technologies for value. None of these warrants have been exercised through December 31, 2006.

(h)	During 2005, the company issued 6,000 warrants to a consultant, exercisable at .01 per common share. None of these warrants have been exercised through December 31, 2006.

(i)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, exercisable at $.01 per common share. 50,000 of these warrants were exercised in 2005 for proceeds of $625. During 2006, the company issued 137,932 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share. During the year ended December, 2006, 125,432 of these warrants were exercised for proceeds of approximately $1,254.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note H — Stockholders’ (Capital Deficit) Equity (continued)
[12]	Warrants: (continued)

(j)	During 2006, one investor purchased 20,500 warrants immediately exercisable at $1.00 per common share for a purchase price of $2,000. None of these warrants have been exercised through December 31, 2006.

(k)	During 2006, the company issued 360,000 warrants to a director for specific services rendered by such director as chairman of the company’s executive committee. These warrants were exercised on September 1, 2006 and September 11, 2006 at $.01 per common share. The company received proceeds of $3,600.

(l)	In connection with its business and financial operations for the year ended December 31, 2006, the company issued 91,583 warrants, immediately exercisable over a ten year term at $.01 per common share. During the year ended December 31, 2006, 91,083 of these warrants were exercised for proceeds of $910.

(m)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant.

(n)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to its governmental affairs consultant.
The following summarizes the activity of the company’s outstanding warrants for the year ended December 31, 2006.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2006	1,564,700	$1.34	6.6 years	$2,095,000
Granted	1,807,432	2.05
Exercised	(719,432)
Canceled or expired

Outstanding at December 31, 2006	2,652,700	$2.19	7.44 years	$5,797,000

Exercisable at December 31, 2006	1,732,700	$1.90	5.18 years	$3,291,000

[13]	Issuance of Stock and Warrants by Subsidiary:

In 2003, the company majority-owned subsidiary, Ice Surface Development ,Inc.(“Ice”) issued 308,041 of its common stock at $.76 per share realizing aggregate proceeds of $234,000 in a private placement. These issuances reduced the company’s interest in Ice from 72% to approximately 69.26%. Based on the company’s accounting policy, the change in the company’s proportionate share of Ice’s equity resulting from the additional equity raised by the subsidiary is accounted for as a capital transaction.

In connection with the private placement, Ice issued 53,948 warrants to the placement agent immediately exercisable at $.76 per common share through June 9, 2008. In addition, 50,000 warrants were issued by Ice to a consultant immediately exercisable at $.76 per common share through June 9, 2008. In connection with the issuance of these warrants, a compensation charge of $36,000 was recognized.

The following table sets forth the warrants outstanding for the Ice subsidiary, exercisable in the common stock of Ice.

	Year Ended December 31
	2006	2005	2004
Outstanding at the beginning of the year	103,948	103,948	103,948
Granted	—	—	—

Outstanding at the end of the period	103,948	103,948	103,948
The warrants have a weighted-averaged remaining life of 1.94 years and all warrants have an exercise price of $.76 per share.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note H — Stockholders’ (Capital Deficit) Equity (continued)
[14]	Shares Issued for Consulting Services:

On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the company under their consultant agreements. The company issued 50,000 business consultant common shares valued at $102,000 on September 27, 2005, contingent on the performance by the consultants services under such consultant agreements. The company fair values the shares issued to the trust using the closing market price on the date immediately prior to the date of issuance. Amounts in excess of the consulting invoices are classified as shares issued for consulting services in stockholders’ (capital deficit) equity. No shares were sold in the trust in the year ended December 31, 2005.

During the year ended December 31, 2006, the company issued an aggregate 160,000 business consultant common shares valued in the aggregate at $421,000 to satisfy the payment of invoices submitted by the consultants for services rendered. During the year ended December 31, 2006, the trustee sold an aggregate 199,620 business consultant common shares for aggregate proceeds of $498,990 and distributed the proceeds from the trust to the consultants in accordance with the trust’s terms.

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

[15]	Commercializing Event Plan:

On October 13,2006, the board of directors adopted a Commercializing Event Plan (“Event Plan”) designed to reward the company’s directors, executives and certain administrative personnel for the successful completion of one or more commercializing events. Under the Event Plan, if a commercializing event occurs, each participant will receive 50,000 business consultants common shares for each one of the technologies commercialized. If a second commercializing event occurs with respect to the same technology, each participant will receive an additional 25,000 business consultants common shares. No additional shares are issuable for any additional commercializing event for the same technology. Under the Event Plan, this commercializing event sequence applies separately to each of the company’s eight automotive technologies.

In the event the entire company was to be acquired by a third party, regardless of the manner of acquisition, each participant would receive 400,000 business consultants common shares upon the consummation of the transaction. This feature of the Event Plan operates independently of the feature whereby each participant receives shares for a first or second commercializing event. Thus, under the Event Plan, it is possible for each participant to receive up to 1,000,000 business consultants common shares if each and every patented automotive invention was the subject of both a first and second commercializing event (8x75,000 shares) and then, subsequent to and independent of such events, the entire company were to be sold.

No shares were issuable under the Event Plan for the year ended December 31, 2006.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note I — Commitments and Other Matters
[1]	Consulting Agreements:

On June 30, 2005, the company entered into a non-exclusive two year consulting agreement for engineering design services. As part of the agreement, the company granted 100,000 stock options under its 1998 Stock Option Plan to acquire common shares The option vested immediately and has a term of ten years. The exercise price for the option is $5.00 per share. The company valued the options at $247,000 using the Black-Scholes option/pricing model and charged operations. This agreement was terminated in the third quarter of 2005, although the options were not cancelled and remain outstanding for their term.

During 2005, the company entered into non-exclusive two year consulting agreements with various engineering consultants. Under the terms of the consulting agreements, the company will pay the amount of invoices submitted by the engineering consultants for services rendered, with such payment to be made, at the company’s discretion, in cash, business consultants stock or a combination thereof. In addition, in 2005, the company issued the engineers an aggregate 210,000 warrants exercisable immediately over a ten year term at $5.00 per common share. The company valued the warrants at $377,000 using the Black-Scholes option/pricing model and charged operations. See Note H [11].

On November 21, 2006, the Company issued 200,000 common stock warrants in connection with its engagement of a governmental affairs consultant. The warrants are immediately excisable over a ten year term with an exercise price of $3.75 per common share and valued at $948,165 using the Black-Scholes pricing model.

[2]	Variable Gear, LLC:

On January 1, 2008, the company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. The company does not share in any profit or losses in this entity. At December 31, 2006, such fair market value cannot yet be reasonably estimated.

[3]	Employment Agreements:

The company entered into employment agreements with officer-shareholders, two of which provided for salaries of $150,000 per year and one of which required a salary of $240,000 for year one, $252,000 for year two and $264,000 for year three and provided for a minimum $15,000 bonus per quarter for the agreement’s three year term. These agreements were terminated effective August 1, 2001. However, options issued to such officer-shareholders for an aggregate 380,000 common shares, exercisable through January 1, 2008 at an exercise price of $5.00 per common share, remain outstanding. No compensation charge was reflected with respect to the year ended December 31, 2001 as a result of the agreements’ termination since the individuals were also directors of the company. Effective January 1, 2002, one of the individuals resigned as a director. Consequently, the company recorded a charge of $32,000 relating to the estimated fair value of the remaining vesting of this director’s options during 2002.

On August 1, 2001, the company entered into three year employment agreements with two individuals to serve as the company’s chief executive officer and its chief operating officer. The agreements provided for an annual base salary of $240,000 for year one, increasing by $20,000 per year thereafter and a $60,000 annual bonus in year one, increasing by $60,000 per year thereafter. On September 1, 2001, the company entered into a three year employment agreement with an individual to serve as its vice-president of manufacturing. The agreement provided for an annual base salary of $144,000 for year one, increasing by $16,000 for calendar year 2002 and increasing thereafter by $30,000 per annum. This agreement provided for annual bonuses of $25,000, $40,000 and $50,000 for the years 2001, 2002 and 2003, respectively.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note I — Commitments and Other Matters (continued)
[3]	Employment Agreements: (continued)

The agreements were terminated as of March 31, 2002 and all amounts accrued thereunder to the termination date of approximately $633,000 were settled through the issuance of 448, 865 warrants exercisable at $.01 per common share. During 2003, 180,000 warrants were exercised for proceeds of $1,800. During 2004, the remaining 268,865 warrants were exercised for proceeds of approximately $2,689.

In connection with their employment agreements, the three individuals were granted 450,000 common stock options immediately exercisable over a ten year term. These options were exchanged for a 28% interest in the company’s subsidiary, Ice Surface Development, Inc. (“Ice”) in connection with the termination of such employment agreements (Note A).

Upon the termination of their agreements on March 31, 2002 and their resignation as officers of the company, the same individuals were appointed to director-officer positions of Ice under employment agreements with Ice providing for the same terms as those provided under the previously-terminated agreements with the company. In 2002 and 2003, the individuals contributed $240,000 and $720,000 respectively of accrued compensation to Ice’s capital and agreed to forgo payment of all future monies under their Ice employment agreements until certain board-discretionary criteria have been realized.

During 2003, the company issued 201,298 business consultants common shares at fair market value to such individuals in exchange for approximately $162,000 of expenses directly incurred by them in performing services for Ice.

[4]	Leases:

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

On March 1, 2005, the company entered into a one year lease with a stockholder pursuant to which the company rents an office, conference room, shop and manufacturing facility. The company was also furnished with the services of three engineers and two machine operators at the facility. The company was obligated to pay 10,000 shares of its common stock on a monthly basis for the facility and services. This lease was not renewed upon the expiration of its one year term in February, 2005.

Aggregate rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $56,000, $311,000 and $18,000, respectively.

Minimum future obligations under all leases are as follows:

Year Ending December 31

2007	$51,000
2008	$51,000

$102,000

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note J— Management Agreement
On February 20, 2004 the company entered into an agreement with a management-consulting firm to develop and implement a business plan to commercialize its full terrain vehicle. Upon execution of the agreement, the company granted 15,306 business consultants common shares to pay a one-time fee of $75,000 charged by the firm for attendance at the company’s annual shareholders meeting. Pursuant to the February 20th agreement, the company issued 28,792 common shares in monthly fees and granted an aggregate 620,000 warrants, of which 153,600 were exercised during 2004. The parties terminated the February 20, 2004 agreement with respect to all its terms and intended to replace it with a new agreement pursuant to which the management of the company was to be taken over by the management consulting firm through the provision of individuals to serve as the company’s chief executive officer, chief financial officer and chairman of its board of directors. The Company intended that this new agreement between the parties would be for an initial term of 24 months and be renewed for additional 24 month periods unless either party provided notice to the other party at least sixty days prior to the end of the term. In the light of certain of its members’ new roles and significant added responsibilities, the management consulting firm was to be compensated at the monthly rate of $50,000, plus 20,000 warrants exercisable at $.01 per common share. In lieu of such payment, upon the happening of a revenue producing event, the company would be obligated to grant 40,000 warrants per month, exercisable at $.01 per common share. In furtherance of the intent of the parties with respect to this new agreement, the company granted 200,000 warrants on August 20, 2004 to the management consulting firm and recorded a charge of $1,191,000 in connection with the issuance of the warrant. The parties intended that the new agreement was to provide for certain additional success and other fees payable to the management consulting firm in the form common shares and warrants for common shares.
Under the February 20th agreement with the management consulting firm, the company had been obligated to grant warrants exercisable at $.01 per common share based upon a formula if the closing bid price of the company’s common stock was equal to or greater than $5.00 per share (“equity incentive provision”). In connection with this obligation the company granted 500,000 warrants with a fair value of $2,972,000 during the second quarter of 2004 as a result of the stock price exceeding $5.00 per share. The company recorded a charge of $444,000 respectively for these warrants for the year ended December 31, 2005.
At its meeting held June 9, 2004, at which meeting approval of certain salient terms of the new agreement to replace the terminated February 20th agreement was supposed to have been given, the board of directors specifically considered and rejected the equity incentive provision and, in lieu thereof, voted to increase the consulting firm’s success fee from 3% to 8%. Thus, the new agreement, as approved by the board, was not to contain the equity incentive provision. On August 11, 2004, the board, now chaired by a member of the management consulting firm, voted unanimously to approve the minutes of the June 9, 2004 board meeting, which minutes reflected the board’s unequivocal rejection of the equity incentive provision. The August 11, 2004 board meeting was attended additionally by two members of the management consulting firm in their capacities as chief executive officer and chief financial officer.
On April 12, 2005 the board voted to terminate the agreement it believed it had approved on June 9, 2004 at the specific request of the management consulting firm due to such firm’s internal reorganization. At the same meeting, the board approved a continuation of the relationship with the reorganized management consulting firm based upon the same terms as had been approved at the June 9, 2004 board meeting.
Upon its creation on July 8, 2005, the executive committee of the board of directors reviewed the text of agreements between the company and the management consulting firm, dated June 30, 2004 and April 12, 2005, as such agreements had been filed with the Securities and Exchange Commission as exhibits to certain of the company’s periodic reports. The committee discovered that, despite board rejection of the equity incentive provision, both agreements, as filed, contained an equity incentive provision.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note J— Management Agreement (continued)
Based upon its comprehensive analysis of the circumstances surrounding the negotiation and execution of the June 30th and April 12th agreements, including the contents of a report furnished to it by an independent special counsel engaged by it, the committee concluded that the board of directors had never approved either agreement since each contained the specifically-rejected equity incentive provision. Consequently, after consultation with independent special counsel, the executive committee concluded that the agreements are null and void from inception and is withdrawing the June 30th and April 12th agreements from the exhibits deemed filed with the Commission as part of this report.
As stated, the company does not believe the June and/or the April agreements are valid. However, to the extent a court of applicable jurisdiction finally determines that the agreements, or any portion of them, are valid, the company has provided formal notice to the management consulting firm that, in accordance with the agreements’ terms, such agreements have been terminated effective June 30, 2006.
Note K— Litigation
On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that Court’s determination that the June and/or April agreements with the management consulting firm are null and void and unenforceable as against the company, its officers and directors.
On February 1, 2006, the company moved for an order granting summary judgment in favor of the company and for such other and further relief as the Court deems just and proper. The company’s motion is based upon its contention that specific provisions of the purported agreements unduly restrict the right of the board to manage the company’s affairs and, therefore, the agreements are null and void. The provisions require that James and Keith Gleasman, as directors and stockholders of the company, vote their shares and vote as directors to perpetuate certain members of the management consulting firm as directors and officers of the company.
On April 27, 2006, the Court dismissed the company’s summary judgment motion as to the illegality of the agreements. In addition, the Court granted the management consulting firm’s motion for summary judgment as to a limited number of counterclaims brought against the company solely with respect to the February 20th agreement. On May 8, 2006, the Court entered a judgment and order directing the company to honor the exercise of two warrants (under both the February and June agreements) which had previously presented to the company for an aggregate 40,000 common shares and, in addition, grant a warrant to the management consulting firm for 245,000 common shares under the contested equity incentive provision, exercisable at $.01 per common share. The Court also ordered the company to honor the approximately 511,200 additional warrants previously granted to the firm under the contested June and April agreements if and to the extent such firm exercised such warrants.
As stated, the Court’s May 8, 2006 judgment and order directed the company to issue to the management consulting firm an aggregate 40,000 common shares, grant an additional warrant for 245,000 common shares and honor the approximately 511,200 warrants previously issued to such firm upon their exercise. On June 16, 2006, the Court granted the company’s request to stay the terms of its May 8, 2006 judgment and order, conditioned upon the deposit of the 40,000 shares and 245,000 warrants with the Monroe County Clerk and further conditioned upon the deposit of $250,000 in escrow with the Monroe County Treasurer. The company complied with both conditions on June 19, 2006 and, therefore, the stay became, is and as of the year ended December 31, 2006, remains effective. See Note G[2].

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006
Note K — Litigation (continued)
Compliance with the Court’s May 8, 2006 order has required the company to issue 40,000 shares of common stock and grant of 245,000 common stock warrants. Compliance with future adverse orders, if any, rendered by the Court similarly may require the issuance of additional shares of common stock, the issuance of additional warrants and/or the payment of damages. The 40,000 shares represent the number of warrants tendered for exercise by the management consulting firm, which the company had not honored upon presentation. The company has previously recorded a charge at the date of grant.
The 245,000 common stock warrants were fair valued and the company recorded a compensation charge of $629,000 as of the year ended December 31, 2006.
On May 9, 2006, the Company filed a notice of appeal with respect to the Court’s judgment, order and decision with the Appellate Division of the Supreme Court, Fourth Department (“Appellate Court”).
On September 21, 2006, the company filed its brief with the Appellate Court to support its appeal. On October 23, 2006, the management consulting firm filed its answering brief with the Appellate Court to which the company replied on November 2, 2006. (See Subsequent events below)
Note L — Subsequent Events
On January 5, 2007, the company issued 50,000 warrants exercisable at $5.00 per common share over a ten year term to a business consultants group for services rendered in connection with the development of the company’s school bus initiative. The warrants are only exercisable if the company consummates a commercializing event with respect to one or more of its technologies.
The company’s appeal filed on May 9, 2006 was heard by the Appellate Court on January 10, 2007.
On March 16, 2007, the Appellate Court unanimously reversed the lower Court’s judgment, ruling that provisions of a contract requiring directors of a corporation to select and maintain certain individuals as corporate officers are void because they are in violation of New York Business Corporation Law section 701. The Appellate Court further determined that whether such illegal provisions unduly restricted the company’s board is a question of fact. In addition, the Appellate Court stated that the lower Court should have permitted the company to amend its complaint to allege fraud in the inducement.
As the result of the Appellate Court’s decision, the company is entitled to rescind the issuance of 40,000 shares of common stock and 245,000 common stock warrants to the management consulting firm. In addition, the company is no longer obligated to honor the approximately 511,200 common stock warrants registered to the management consulting firm during the pendency of the dispute. Finally, the company will no longer be required to maintain a $250,000 escrow with the Monroe County Treasurer. The company intends to vigorously pursue its claims against the management consulting firm.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None
Item 9 (a) CONTROLS AND PROCEDURES
James Y. Gleasman, as of December 31, 2006, the company’s chief executive officer and interim chief financial officer, respectively, have informed the Board of Directors that, based upon his evaluation of the company’s disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-K), such disclosure control and procedures are effective to ensure that information required to be disclosed by the company in the reports it submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the chief executive officer and interim chief financial officer) as appropriate to allow timely decisions regarding required disclosure.
Management, with the participation of the company’s chief executive and interim chief financial officer, has concluded that there were no changes in the company’s internal control over financial reporting that occurred during the company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting
Item 9B. OTHER INFORMATION
     None

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
(a) Identification of Directors, Executive Officers And Consultants
     The following table sets forth certain information about the current directors and executive officers of the company as of December 31, 2006.

				Date of Election	Date of Termination
	Nominee	Principal Occupation	Age	or Designation	or Resignation
(1)	Gary A. Siconolfi	Chairman of the Board	55	10/31/02	**
	325 Van Voorhis Avenue	Director
	Rochester, New York 14617

(2)	James Y. Gleasman	Chief Executive	66	02/20/98	**
	11 Pond View Drive	Officer, Interim Chief
	Pittsford, New York 14534	Financial Officer
		Director

(3)	Keith E. Gleasman	President	59	09/26/96	**
	11 Pond View Drive	Director
	Pittsford, NY 14534

(4)	Herbert H. Dobbs	Secretary	75	02/20/98	**
	448 West Maryknoll Road	Director
	Rochester Hills, Mich. 48309

(5)	Daniel R. Bickel	Director	58	10/31/02	**
	39 Whippletree Road
	Fairport, New York 14450

(6)	Joseph B. Rizzo	Director	42	9/9/2005	**
	39 State Street, Suite 700
	Rochester, New York 14614

(7)	David M. Flaum	Real Estate Developer	57	8/21/06	**
	39 State Street, Suite 300	Director
	Rochester, New York 14614

** Changes in Control
     To the knowledge of the company’s management, there are no present arrangements or pledges of the company’s common stock which may result in a change of control of the company. Under the company’s bylaws, the members of the board of directors l serve until the next annual meeting of shareholders and until their successors are elected or appointed and shall have qualified, or until their prior resignation or termination. All directors were reelected to the board at the annual meeting of shareholders held on January 25, 2007.

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

(5)	Daniel R. Bickel is a partner in the accounting firm of Bickel & Dewar, C.P.A.’s, an accounting firm providing a variety of accounting services to small to medium sized business. The services provided include audits, reviews, compilations, business and personal consulting, business acquisition and sale assistance and income tax preparation. Mr. Bickel is a graduate of the Rochester Institute of Technology. He has been licensed in New York State as a certified public accountant for almost 30 years and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He has served as an officer and director of numerous non-profit and civic organizations.

(6)	Joseph B. Rizzo is a partner and head of the Litigation Department of the law firm of Gallo & Iacovangelo, LLP and has held this position since December, 1997. He is a published legal commentator and a lecturer for the New York State Bar Association. He is a member of the New York State Bar Association and the National Crime Victims Bar Association. He appears in the “Strathmore’s Who’s Who” 2005-2006 edition for outstanding leadership and achievement in the practice of law.

(7)	David M. Flaum is a Rochester, New York leading real estate developer. In 1985, he founded Flaum Management Co.,Inc., a full service regional real estate development and property management firm. Mr. Flaum is noted for developing retail centers, office buildings, advanced or high technology facilities, call centers, redevelopment projects and commercial land in the northeastern United States. Flaum Management Company has developed particular expertise in redeveloping difficult or troubled properties, often adding hundreds of jobs to upstate New York communities. Mr. Flaum is a founding board member of US LEC Corp. He serves on the board of directors of U.S. Telepacific Corp. and is a member of the Board of Trustees of Syracuse University, serving on its Executive, Facilities and Academic committees. He is a member of the Facilities committee of the University of Rochester’s Medical Center and Eye Institute.
(c) Family Relationships
            James Y. Gleasman and Keith E. Gleasman are brothers. There are no other family relationships between any directors or executive officers of the company, either by blood or by marriage.
(d) Section 16(a) Beneficial Ownership Reporting Compliance
            Section 16(a) of the Securities Exchange Act of 1934 requires our directors, our executive officers and persons who own more than 10% of our common stock to file initial reports of ownership (Form 3) and reports of changes in ownership of our common stock (Forms 4 and 5) with the Securities and Exchange Commission. These persons are required by SEC regulations to furnish us with copies of all section 16(a) reports they file. To the best of the company’s knowledge, based upon its review of all of the copies of Forms 3 and 4 and 5 received by it, the company believes that, with one exception, to the extent such Forms were required to be filed, such Forms were timely filed by the current directors and executive officers pursuant to Section 16 of the Securities Exchange Act of 1934, and that no current director or executive officer required to file such Forms failed to either file them or file them in timely fashion.
            Mr. James Gleasman filed a Form 5 with the Securities and Exchange Commission on January 31, 2007 to report his grant of a 50,000 common share put option in connection with the payment of certain personal obligations in September, 2004. Such put option has no exercise price.

(e) Corporate Governance, Code of Ethics, Director Independence
Role of the Board of Directors
All corporate authority resides in the Board of Directors as the representative of the shareholders. The Board has delegated authority to management in order to implement the company’s mission of maximizing long-term shareholder value, while adhering to the laws of the jurisdictions where we operate and at all times observing the highest ethical standards.
Such delegated authority includes the authorization of spending limits and the authority to hire consultants and employees and terminate their services. The Board retains responsibility to recommend candidates to the shareholders for election to the Board of Directors. The Board retains responsibility for selection and evaluation of the chief executive officer, determination of senior management compensation, approval of the annual budget, assurance of adequate systems, procedures and controls, as well as assisting in the preparation and approval of strategic plans. Additionally, the Board provides advice and counsel to senior management.
All major decisions are considered by the Board as a whole; however, the Board has chosen to exercise certain of its responsibilities through committees of the Board. The Board has established three standing committees — an Audit Committee, a Nominating Committee, and a Governance and Compensation Committee. On July 8, 2005, the Board temporarily created an Executive Committee, composed of a majority of its members and granted to it the full authority of the Board, in accordance with and subject to the provisions of Section 712 of the New York Business Corporation Law.
It is the company’s policy that all directors attend the annual shareholders meeting. All persons who were directors on the date of last year’s annual shareholders meeting attended such meeting.
Operation of the Board and its Committees
The Board of Directors of the company met 6 times during the year ending December 31, 2006. For the 2006 year, each incumbent, active director attended, either in person or by telephonic conferences as permitted by the company’s Bylaws, approximately 100% of the total number of meetings held during the period for which he was a director and approximately 100% of the total number of meetings of the committees of the Board on which he served during the period for which he was a member of such committee(s).
A majority of the company’s directors are independent as independence is defined in Rule 4200(a)(15) of the National Association of Securities Dealers, Inc. listing standards and as defined by Rule 10A-3(b)(1)(ii) promulgated by the Securities and Exchange Commission. In accordance with requirements of the National Association of Securities Dealers, Inc. for NASDAQ listed companies, the company’s active independent directors held regularly scheduled meetings at which only active independent directors were present (“executive sessions”) in order to enhance communication among our independent directors.
Our independent directors are Daniel R. Bickel, Herbert H. Dobbs, David M. Flaum, Joseph B. Rizzo and Gary A. Siconolfi.

The Audit Committee
The company’s Board of Directors adopted an Audit Committee charter delineating the composition and the responsibilities of the Audit Committee which became effective on April 17, 2000. The charter was revised by the Board on January 15, 2003 to further delineate the Committee’s responsibilities and authority in accordance with provisions of the Sarbanes-Oxley Act of 2002. The charter is on the company’s website at www.torvec.com.
The primary function of the Audit Committee as stated in its charter is to assist the Board of Directors in fulfilling its oversight responsibilities relating to monitoring the quality, reliability and integrity of the company’s external financial reporting process, the adequacy of the company’s internal controls particularly with respect to the company’s compliance with legal and regulatory requirements and corporate policy, and the independence and performance of the company’s registered public accounting firm who is ultimately accountable and must report directly to the Audit Committee. More specifically, the Audit Committee is directly responsible for:
     o   the appointment, compensation, retention and oversight of the work of the registered public accounting firm engaged (including the resolution of disagreements between management and the auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services;
     o   the pre-approval of all auditing and legally permissible non-auditing services to be performed by the company’s registered public accounting firm;
     o   the disclosure by the company of all pre-approved non-audit services in periodic reports filed by the company with the Securities and Exchange Commission;
     o   the disclosure by the company of the number and name(s) of each Audit Committee member who is an “audit committee financial expert” as defined by the Charter in accordance with rules promulgated by the Securities and Exchange Commission;
     o   the establishment of internal procedures for complaints concerning the company’s accounting, internal accounting controls or auditing matters; and
     o   the engagement of independent counsel and advisors as it determines necessary to carry out its duties and the funding therefore.
The Audit Committee met four times during the 2006 year. The current members of the Audit Committee are Daniel R. Bickel, chairman, Herbert H. Dobbs and Gary A. Siconolfi.
All members of the Audit Committee are “independent” as independence is defined in Rule 4200(a)(15) of the National Association of Securities Dealers, Inc. listing standards and as defined by Rule 10A-3(b)(1)(ii) promulgated by the Securities and Exchange Commission. Daniel R. Bickel has been appointed the Audit Committee’s “financial expert” as defined by the Audit Committee’s charter in accordance with rules promulgated by the Securities and Exchange Commission.

The Nominating Committee
At its meeting held on October 5, 2004, the board established a Nominating Committee. The current members of the Nominating Committee are Joseph B. Rizzo, chairman, Daniel R. Bickel and Gary A. Siconolfi. Each of these persons is an independent director as defined by Rule 10A-3(b)(1)(ii) promulgated by the Securities and Exchange Commission and as defined by Rule 4200(a)(15) of the National Association of Securities Dealers, Inc.
The Committee met twice during the year 2006.
On November 9, 2004, the board adopted the Nominating Committee charter. The Nominating Committee charter is on the company’s website at www.torvec.com.
As specified in its charter, the purpose of the Nominating Committee is to identify, consider and recommend qualified individuals to the Board for election as directors, including the slate of directors that the Board proposes for election by shareholders at the annual meeting. The charter sets forth the following policy and procedures with respect to the consideration of any director candidates recommended by security holders:
Shareholders wishing to directly nominate candidates for election to the board of directors at an annual meeting must do so by giving notice in writing to the chairman of the Nominating Committee, Torvec, Inc., Powder Mills Office Park, 1169 Pittsford-Victor Rd., Suite 125, Pittsford, New York 14534. The notice with respect to any annual meeting must be delivered to the chairman not less than 120 days prior to the anniversary of the preceding year’s annual meeting. The notice shall set forth (a) the name and address of the shareholder who intends to make the nomination; (b) the name, age, business address and residence address of each nominee; (c) the principal occupation or employment of each nominee; (d) the class and number of shares of Torvec securities which are beneficially owned by each nominee and by the nominating shareholder; (e) any other information concerning the nominee that must be disclosed in nominee and proxy solicitations pursuant to Regulation 14A of the Securities Exchange Act of 1934; and (f) the executed consent of each nominee to serve as a director of Torvec if elected.
Nominations submitted in accordance with the foregoing procedure will be considered and voted upon by the Nominating Committee. Any shareholder nominee recommended by the Committee and proposed by the Board for election at the next annual meeting of shareholders shall be included in the company’s proxy statement for such annual meeting.
The company encourages shareholder communications with management and with independent directors. Any shareholder wishing to communicate directly with management should e-mail or address regular mail to:

Officer	Mailing Address	E-mail
James Y. Gleasman	Torvec, Inc.	jgleasman@torvec.com
Chief Executive	Powder Mills Office Park,
Officer, Interim Chief Financial	1169 Pittsford-Victor Rd., Suite 125
Officer	Pittsford, NY 14534

Keith E. Gleasman	Torvec, Inc.	kgleasman@torvec.com
President	Powder Mills Office Park,
1169 Pittsford-Victor Rd., Suite 125
Pittsford, NY 14534

Any shareholder wishing to communicate directly with any of our independent directors should e-mail him as follows:

Herbert H. Dobbs	dr.hh.dobbs@earthlink.net

Joseph Rizzo	josephrizzo@gallolaw.com

Daniel R. Bickel	dbickel@frontiernet.net

Gary A. Siconolfi	gary1015@rochester.rr.com

David M. Flaum	dmf@flaummgt.com

Regular mail may be addressed to:	Torvec Independent Directors
c/o Torvec, Inc.

Powder Mills Office Park
1169 Pittsford-Victor Rd., Suite 125
Pittsford, NY 14534
Attention: Gary A. Siconolfi
The Nominating Committee charter also sets forth the qualifications and a specific description of skills that members of the board of the company should possess, regardless of by whom nominated:
In recommending candidates, the Committee shall consider the candidates’ mix of skills, experience with businesses and other organizations of comparable size, reputation, background and time availability (in light of anticipated needs), the interplay of the candidate’s experience with the experience of other board members, the extent to which the candidate would be a desirable addition to the board and any committees of the board and any other factors the Committee deems appropriate. At a minimum, the Committee shall address the following skill sets in evaluating director candidates: accounting or finance, business or management experience, industry knowledge, customer base experience or perspective, international marketing and business experience, strategic planning and leadership experience.

Directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interest of the shareholders. They must also have an inquisitive and objective perspective, practical wisdom and mature judgment. The board should represent diverse experience at policy making levels in business, government, education and technology, and in areas that are relevant to the company’s worldwide activities.

Directors must be willing to devote sufficient time to carrying out their duties and responsibilities effectively, and should be committed to serve on the Board for an extended period of time. Directors should consider offering their resignation in the event that significant change in their personal circumstances, including their health, family responsibilities, or a change in their principal job responsibilities, would preclude them from devoting sufficient time to carrying out their responsibilities effectively.

The board does not believe that arbitrary term limits on director service are appropriate, nor does it believe that directors should expect to be renominated automatically. The contribution of each member as a member of a committee or the board shall be evaluated each year by the Committee before his renomination is recommended to the board.

The Governance and Compensation Committee
At its meeting held on October 5, 2004, the board established a Governance and Compensation Committee. The current members of the Committee are Gary A. Siconolfi, chairman, Daniel R. Bickel and Joseph B. Rizzo. All members of the Committee are independent within the meaning of Rule 10A-3(b)(1)(ii) and Rule 4200(a)(15) promulgated by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. respectively.
The Committee met four times during 2006.
The purpose of the Governance and Compensation Committee is to regularly monitor the effectiveness of management policies and decisions including the execution of the company’s strategies in order to insure that the company represents the shareholders’ interests, including optimizing long term as well as short term financial returns. The Committee also (1) reviews and makes recommendations to the Board of Directors on employment and business consultants policies, forms and levels of compensation, including specifically, the performance and level of compensation of the officers and top management personnel of the company; and (2) reviews and makes recommendations to the Board on the operation, performance and administration of the company’s employee benefit plans, including the company’s Business Consultants Stock Plan, Employee Stock Option Plan, the Nonmanagement Directors Plan and Commercializing Event Plan.
At its meeting held on November 9, 2004, the Committee adopted a statement of Corporate Governance Principles. This statement is available on the company’s website www.torvec.com.
The Executive Committee
On July 8, 2005, the Board of Directors created an Executive Committee consisting of Gary A. Siconolfi, chairman, Daniel R. Bickel, Herbert H. Dobbs, James Y. Gleasman, and Keith E. Gleasman. The members of the committee constitute a majority of the company’s Board, and is composed of 2 of the company’s founders who have guided the company from inception, a long-term advisor to the Gleasman family and the company, especially on military matters (Dr. Dobbs), and an individual who was nominated and elected for the express purpose of representing the interests of all of the company’s shareholders, including its minority shareholders (Mr. Siconolfi).
The members of the Executive Committee had become increasingly concerned with the direction and management of the company under the guidance of a management consulting firm, especially under its then chief executive and chief financial officer, and its then chairman.
The Committee therefore engaged special counsel to investigate certain actions and/or omissions in the management of the company by such firm in fulfillment of such board members’ obligations under the Sarbanes-Oxley Act. The Committee, on a temporary basis, was delegated certain powers by the board with respect to the management of the company as permitted by the New York Business Corporation Law.
As the result of the investigation by the special counsel and after consultation therewith, on August 19, 2005 the Committee unanimously removed two members of the firm, Philip A. Fain serving as chief executive officer and chief financial officer of the company and Read McNamara serving as chairman of the board. The Committee unanimously appointed James Y. Gleasman chief executive officer and interim chief financial officer as well as Gary A. Siconolfi as chairman of the board, effective August 19, 2005.
On September 9, 2005, at a duly called meeting of the Board attended by all active members of the Board, the board approved the creation of the Executive Committee and ratified all of its actions.On October 26, 2005, Read D. McNamara and Philip A. Fain resigned as directors of the company. The board accepted their resignations on the same date.
Sarbanes-Oxley Compliance
The Sarbanes-Oxley Act of 2002 was enacted on July 30, 2002. The statute addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. On November 4, 2003, the National Association of Securities Dealers, Inc. adopted final NASD Rules addressing corporate governance director independence and corporate accountability.

The Board of Directors has acted to strengthen and improve its already strong corporate governance practices. Following is a summary of formal policies the Board has adopted to comply with Sarbanes-Oxley, the NASD Rules and to enhance shareholder confidence in the company.
(i.) Code of Business Conduct and Ethics
The company’s Code of Business Conduct and Ethics applies to all members of the board, all senior executive and financial officers, and all employees of the company, its divisions and its subsidiaries. The Code mandates that all company personnel observe the highest standards of business and personal conduct in the performance of their duties and responsibilities, especially in dealing with other company personnel, our shareholders, the general public, the business community, customers, suppliers, and governmental authorities. It addresses conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of corporate assets, compliance with laws, rules and regulations and requires the reporting of any illegal or unethical behavior.

We require our employees, our officers and directors to talk to supervisors, managers or other appropriate personnel to report and discuss any known or suspected unethical, illegal or criminal activity involving the company and/or its employees. We have established a compliance network which allows employees, officers and directors to anonymously report any known or suspected violation of laws, rules, regulations or the Code of Business Conduct and Ethics.

Waivers of the Code’s provisions are generally not permitted, may be granted only by the Board of Directors, and if granted, will be disclosed to the company’s shareholders. There were no waivers of the Code during fiscal 2006.

A copy of our Code of Conduct is on our website at www.torvec.com.
(ii.) Financial Integrity and Compliance Program
The company’s Financial Integrity and Compliance Program mandates that the company’s results of operations and financial position must be recorded in accordance with the requirements of law and generally accepted accounting principles and that all books, records and accounts must be maintained in reasonable detail so that they accurately and fairly reflect the business transactions and disposition of assets of the company. The written policy requires all personnel responsible for the preparation of financial information to ensure that the company’s financial policies and internal control procedures are followed and holds each employee involved in creating, processing and recording financial information accountable for the integrity of the financial reporting process. The program establishes a network for the receipt, retention, and treatment of complaints received by the company regarding accounting, internal accounting controls or auditing matters and provides for the submission (including the confidential anonymous submission) by company employees of concerns they may have regarding questionable accounting or auditing matters.

A copy of our Financial Integrity and Compliance Program is on our website at www.torvec.com.
(iii.) Corporate Governance Principles
Our Corporate Governance Principles set forth certain principles and policies governing the role of the board of directors in management, the functions of the board of directors, qualifications of directors, independence of directors, the size of the board and selection process, board committees, independence of committee members, meetings of independent directors, shareholder communications, board and committee agendas, ethics and conflicts of interest, reporting and access to advisers.

Our code of business conduct and ethics, our financial integrity and compliance program, our statement of corporate governance principles and additional information on our corporate governance policies is available on our website at: www.torvec.com.

A copy of our Corporate Governance Principles is on our website at www.torvec.com.

Item 11. EXECUTIVE COMPENSATION
(a) Compensation Discussion and Analysis
The company is a development stage company that to date has not generated revenues. Since its inception in September, 1996, the company’s principal business activity has consisted of researching, designing, building, improving and patenting its automotive technologies. Since inception through December 1, 2006, the company has relied primarily on monies generated by the sale of its common and Preferred equity to sustain its business. The board of directors adopted and has consistently followed a policy to expend the proceeds of equity sales directly on the costs and expenses associated with the actual development of its products (including designing, building and improving prototypes, pre-production and production-ready models, leasing of development, testing and demonstration facilities and leasing of required equipment, such as a dynamometer). In furtherance of this policy, the board has developed a current compensation philosophy based upon the following elements:
— compensation payable for services rendered, including engineering, business consulting, legal and patent services, as well as for services rendered by management and the company’s directors, is to be paid to the extent feasible pursuant to the company’s business consultants’ stock plan. The company has registered common shares issuable under the plan so that nonaffiliates are able to sell such shares immediately and affiliates are able to sell such shares without regard to the “restricted stock” provisions of Rule 144 promulgated by the Securities and Exchange Commission;
— the number of common shares and/or common stock warrants to be issued in satisfaction of consultants’ invoices and/or to be issued in accordance with the terms of compensatory plans duly adopted by the board, such as the nonmanagement directors’ plan, is to be calculated based upon the closing price of the company’s $.01 par value common stock as of the trading date immediately preceding the date of the invoice or the date of payment under the plan ( e.g. the last day of each calendar quarter);
— no current compensation is to be paid to Keith E. Gleasman in any capacity, including his position as president and no current compensation is to be paid to James Y. Gleasman in any capacity, including his position as chief executive officer and interim chief financial officer. This policy has been in effect since January 1, 2004 and, as of December 31, 2006, this policy remained in effect.
— current compensation to be paid to administrative, technological, engineering consultants, business consultants and the company’s general counsel is to be paid to the extent feasible in business consultants’ stock. The annual rate of current compensation payable to each of the individuals performing such services was negotiated an arms-length basis and is commensurate with the level of current compensation payable for such services in the greater metropolitan Rochester, New York region;
The core of the board’s long-term compensation philosophy is based upon its realization that the company’s shareholders will be rewarded only by a business transaction involving the commercialization of one or more of the company’s eight automotive technologies. This means that the company either sells and/or licenses all or any one of such technologies in a manner designed to generate revenue for the company and an increased market price for the company’s common stock. This can also mean that the company itself is acquired in a business combination such that the company’s shareholders will receive cash, the buyer’s stock or a combination of cash and purchaser stock.
To this end, the board adopted on October 13, 2006, a commercializing event plan designed to reward the company’s directors, executive officers and certain administrative personnel for the successful completion of one or more commercializing events. Under the plan, business consultants’ shares will be issued to participants in the plan if and only if a commercializing event takes place and a business transaction is consummated. No shares have been issued under the plan to date and no shares will be issued under the plan unless and until a commercializing event actually occurs.
The company has eight distinct, patented technologies. They are: the infinitely variable transmission; the full terrain vehicle (FTV)’s modular suspension system; the full terrain vehicle’s steer drive; the full terrain vehicle’s tracks; the IsoTorque differential; the constant velocity joint(CVT); the hydraulic pumps and motors; and the ice technology.

Under the plan, if a commercializing event occurs, each participant will receive 50,000 business consultants’ shares for each one of the technologies commercialized. If a second commercializing event occurs with respect to a given technology, then each participant will receive 25,000 business consultants’ shares. No additional shares are issuable for any additional commercializing event for the same technology. For example, if the company were to sell or license its infinite variable transmission (IVT) to an Asian company for exclusive use in Asia, a first commercializing event would have occurred with respect to the IVT. Each participant in the commercializing event plan would receive 50,000 business consultant’s shares upon the consummation of such transaction. If the company subsequently were to sell or license the IVT to a U.S. concern for exclusive use in the Americas, a second commercializing event would have occurred with respect to the IVT. Each participant in the commercializing event plan would receive 25,000 business consultants stock. No additional shares would be issuable upon any additional commercializing event with respect to the IVT. Under the plan, this commercializing event sequence applies separately to each of the company’s eight automotive technologies.
Under the plan, if a purchaser were to acquire the entire company in a business combination, then in such case, each participant in the commercializing event plan would receive 400,000 business consultants’ shares upon the consummation of the transaction. This feature of the commercializing event plan operates independently of the feature whereby each participant receives shares for a first or second commercializing event. Thus, under the plan, it is possible for each participant to receive 1,000,000 business consultants’ if each and every product was the subject of both a first and a second commercializing event (8 x 75,000 shares) and then, subsequently to these events, the entire company were to be acquired.
SUMMARY COMPENSATION TABLE FOR YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

Name and	Year	Salary	Bonus	Stock	Option		Non-	Change in	All	Total ($)
Principal		($)	($)	Awards	Awards		Equity	Pension	Other
Position				($)	($)		Incentive	Value and	Compensation
							Plan	Nonqualified	($)
							Compen-	Deferred
							sation	Compensation
							($)	Earnings
								($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Eric	2003	$0	$0	$0	$0		$0	$0	$0	$0
Steenburgh, Chief Executive	2004	$0	$0	$0	$0		$0	$0	$0	$0
Officer(1)

Richard	2004	(3)	(3)	(3)	(3)		(3)	(3)	(3)	(3)
Ottalagana, Chief Executive	2005	(4)	(4)	(4)	(4)		(4)	(4)	(4)	(4)
Officer(2)

Philip A.Fain,	2004	(6)	(6)	(6)	(6)		(6)	(6)	(6)	(6)
Chief Executive Officer, Chief Financial	2005	(7)	(7)	(7)	(7)		(7)	(7)	(7)	(7)
Officer(5)

Keith E.	2003	$122,500	$0	$0	$49,000	(9)	$0	$0	$0	$171,500
Gleasman, President(8)	2004	$0	$0	$0	$0		$0	$0	$0	$0
	2005	$0	$0	$0	$0		$0	$0	$0	$0

James Y.	2003	$92,700	$0	$0	$60,946	(11)	$0	$0	$0	$153,646
Gleasman, Chief Executive	2004	$0	$0	$0	$0		$0	$0	$0	$0
Officer, Interim Chief Financial	2005	$0	$0	$0	$0		$0	$0	$0	$0
Officer(10)

Samuel M.	2003	$0	$0	$0	$0		$0	$0	$0	$0
Bronsky, Chief Accounting	2004	$25,200	$0	$0	$0		$0	$0	$0	$25,200
Officer(12)	2005	$12,980	$0	$0	$0		$0	$0	$0	$12,980

Richard B.	2006	$129,500	$0	$0	$0		$0	$0	$0	$129,500
Sullivan General Counsel(11)

(1)	Eric Steenburgh served as chief executive officer during 2004 until May 31, 2004. He was not paid any compensation for his services.

(2)	Richard Ottalagana served as chief executive officer from June 15, 2004 through March 3, 2005.

(3)	Mr. Ottalagana was compensated by the issuance of common shares and common stock purchase warrants to CXO on the GO, LLC, a management consulting firm of which he was a member. During fiscal 2004, the firm received 940,000 warrants and 107,499 common shares as compensation and the company recorded a charge of approximately $5,496,000 for these warrants.

(4)	Mr. Ottalagana was compensated by the issuance of common shares and common stock purchase warrants to CXO on the GO, LLC and CXO on the GO of Delaware, LLC, management consulting firms of which he was a member. During fiscal 2005, the firms received 140,000 warrants and 90,705 common shares and the company recorded a charge of approximately $444,000 for these warrants.

(5)	Philip A. Fain served as chief financial officer from June 15, 2004 through August 19, 2005 and as chief executive officer from March 3, 2005 to August 19, 2005.

(6)	(7) As a member of CXO on the GO, LLC and later, as a member of CXO on the GO of Delaware, LLC, Mr. Fain was compensated during 2004 and 2005 through the issuance of common shares and warrants to the management consulting firm in the same manner and amount as stated for Mr. Ottalagana..

(8)	Mr. Keith Gleasman served as president during the years specified. For the years ended December 31, 2006, 2005 and 2004, Mr. Gleasman was not paid any compensation by the company in accordance with their mutual agreement of January 1, 2004.

(9)	Mr.James Gleasman became chief executive officer and interim chief financial officer on August 19, 2006. Prior to assuming these positions, Mr. Gleasman served as chief strategist for the company. For the years ended December 31, 2006 2005 and 2004, Mr. Gleasman was not paid any compensation by the company in accordance with their mutual agreement of January 1, 2004.

(10)	Mr. Bronsky served as the chief accounting officer of the company until June, 2005.

(11)	Mr. Sullivan became general counsel to the company on December 16, 2005. In such capacity he received 25,000 business consultants shares on January 16, 2006, April 20, 2006 and July 26, 2006 valued as of the closing prices of the company’s common stock on the trading dates immediately preceding each of said dates.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

	Option Award					Stock Awards
Name	Number	Number of	Equity	Option	Option	Number	Market	Equity	Equity
	of	Securities	Incentive Plan	Exercise	Expiration	of Shares	Value	Incentive	Incentive
	Securities	Underlying	Awards:	Price	Date	or Units	of	Plan	Plan
	Underlying	Unexercised	Number	($)		of Stock	Shares	Awards:	Awards:
	Unexercised	Options(#)	of Securities			That Have	or Units	Number	Market or
	Options(#)	Unexercisable	Underlying			Not	of Stock	of	Payout
	Exercisable		Unexercised			Vested	That	Unearned	Value of
			Unearned			(#)	Have	Shares,	Unearned
			Options				Not	Units or	Shares,
			(#)				Vested	Other	Units or
							($)	Rights	Other
								That Have	Rights
								Not	That have
								Vested	Not
								(#)	Vested
($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Y.
Gleasman	238,739	0	0	$5.00	2007- 2013(1)	0	$0	0	$0
Keith E. Gleasman	237,967	0	0	$5.00	2007- 2013(2)	0	$0	0	$0
Samuel M. Bronsky	100,000	0	0	$5.00	2011	0	$0	0	$0
Richard B. Sullivan	(3)	0	0	$.01	None	0	$0	0	$0

(1)	25,000 options expire on December 1, 2007; 174,164 options expire on September 30, 2007 and 39,575 options expire on December 21, 2013.

(2)	25,000 options expire on December 1, 2007; 181,149 options expire on September 30, 2007 and 31,818 options expire on December 21, 2013.

(3)	Mr. Sullivan was awarded 120,000 warrants in 2005 exercisable at $.01 per common share for certain business consultant services rendered during that year prior to his becoming general counsel of the company. He exercised 48,000 of these warrants during 2005 and 72,000 of these warrants in 2006.

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2006

Name	Fees	Stock	Option		Non-	Change in	All Other	Total
	Earned	Awards	Awards		Equity	Pension Value	Compensation	($)
	or Paid	($)	($)		Incentive	and Nonqualified	($)
	in Cash				Plan	Deferred
	($)				Compensation	Compensation
					($)	Earnings
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Daniel R. Bickel	$0	$9,300	$15,215	(1)	$0	$0	$0	$24,515
Herbert H. Dobbs	$0	$6,300	$10,740	(2)	$0	$0	$0	$17,040
Joseph B. Rizzo	$0	$11,400	$10,740	(2)	$0	$0	$0	$22,140
Gary A. Siconolfi	$0	$30,900	$10,740	(2)	$0	$0	$0	$63,780
			$644,480	(3)				$644,480
David M. Flaum	$0	$6,300	$0	(4)	$0	$0	$0	$6,300

(1)	8,500 common stock warrants, exercisable at $.01 per common share, were issued as of March 31, 2006 and June 30, 2006. The closing price for the company’s common stock on June 19, 2006, the date of issuance was $1.80 per common share. All warrants were issued under the Nonmanagement Directors’ Plan prior to its amendment on October 13, 2006.

(2)	6,000 common stock warrants, exercisable at $.01 per common share, were issued as of March 31, 2006 and June 30, 2006. The closing price for the company’s common stock on June 19, 2006, the date of issuance was $1.80 per common share. All warrants were issued under the Nonmanagement Directors’ Plan prior to its amendment on October 13, 2006.

(3)	360,000 common stock warrants, exercisable at $.01 per common share, were issued on June 19, 2006 to Mr. Siconolfi for extraordinary services rendered to the company in 2005 and 2006 as chairman of the company’s executive committee. These services included committee oversight, investigation of a management consulting firm’s activities with respect to the company, liaison with special counsel engaged by the company to investigate certain deficiencies with respect to the firm’s performance, review of the company’s relationships with certain directors introduced to the company by the consulting firm as well as review of all company policies and procedures regarding authorization of expenditures, iinsurance coverages, lease arrangments and contract authorizations.

(4)	400,000 common stock warrants, exercisable at $3.27 per common share, were issued to a company of which Mr. Flaum is a member upon his election to the board of directors. The closing price for the company’s common stock as of August 13, 2006, the trading date immediately prior to the issuance, was $3.27 per common share. The warrants have a ten year term.

(b) Discussion of Director Compensation
Upon the election of David M. Flaum to the company’s board of directors on August 21, 2006, the company issued 400,000 common stock purchase warrants to To the Point Consulting, LLC, exercisable for ten years at $3.27 per common share. Mr. Flaum is a member of To the Point Consulting, LLC.
1) Participation in the Nonmanagement Directors’ Plan
At its meeting held on October 19, 2004, the board adopted a nonmanagement directors’ plan for directors who are not employees, consultants or part of management for services exclusively rendered by them as directors. As originally adopted and as in force through July 1, 2006, the plan provided that nonmanagement directors who have been board members for at least one full year and have attended, in person or by telephonic conference as permitted by our by-laws, at least 75% of both board meetings and meetings of committees of which they are a member were entitled to receive on a yearly basis, warrants to purchase up to 12,000 common shares at a purchase price of $.01 per share. The warrants were issued quarterly on a pro rata basis and were issued contingently in anticipation of a director’s satisfactory completion of one year of service and/or 75% of board/committee meetings. The warrant term was for a period of ten years. In addition, the chairman of the audit committee was entitled to earn as payment for services on such committee 5,000 warrants per year, payable quarterly.
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
At the same meeting, the board also determined that a stipulated sum per annum should be paid to those nonmanagement directors serving as chairman of the board, chairman of the executive committee, chairman of the audit committee, chairman of the nominating committee and chairman of the compensation and governance committee, exclusively for service rendered in such capacities. Until further adjusted, the board determined that the chairman of the board shall be paid $7,500 per annum, the chairman of the executive committee shall be paid $12,000 per annum, the chairman of the audit committee shall be paid $12,000 per annum, the chairman of the nominating committee shall be paid $5,100 per annum and the chairman of the governance and compensation committee shall be paid $5,100 per annum. Such amounts are to be paid pro rata on a quarterly basis with payments made in cash, business consultants stock or a combination of both and is payable to a newly elected chairman on a prospective basis upon his election as chairman. With respect to amounts payable to chairmen for calendar 2006, such amounts shall be payable retroactively to January 1, 2006(except for the audit committee chairman who has received payment for the six month period ended June 30, 2006).
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

2) Participation in 1998 Stock Option Plan
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
     With respect to non-qualified stock options, the Plan permits the exercise price to be less than the fair market value of the common stock on the date the option is granted and permits Board discretion with respect to the establishment of the terms of such options. Unless the Board otherwise determines, in the event that the option holder ceases to be an employee of the company, such option holder’s non-qualified options immediately terminate. As of December 31, 2006, 1,673,895 options have been granted to current and former officers and directors at an average exercise price of $5.00 per share and 100,000 and 50,000 options have been issued to a former engineer at an exercise price of $5.00 and $2.26 respectively, per share.
     No options were granted under the Plan to any director during the year ended December 31, 2006.
3) Participation in the Business Consultants Stock Plan
     On June 2, 1999, the company created a Business Consultants Stock Plan and reserved 200,000 shares of the company’s $.01 par value common stock, which may be issued from time to time to business consultants and advisors who provide bona fide services to the company, provided that such services are not in connection with the offer or sale of securities of the company in a capital raising transaction and do not directly or indirectly promote or maintain a market for the company’s securities.
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
     On April 20, 2004, the Board authorized an increase in the number of shares issued under the Plan by 2,500,000 common shares. The company undertook to register the issuance of such shares under cover of Securities and Exchange Commission Form S-8 and such registration became effective on April 20, 2004.
     On October 19, 2006, the Board authorized an increase in the number of common shares issued under the Plan from 5,000,000 common shares to 10,000,000 common shares. The company undertook to register the issuance of such shares under cover of Securities and Exchange Form S-8 and such registration became effective on November 16, 2006.
     405,502 business consultants shares were issued to directors for the year ending December 31, 2006 exclusively for services rendered by such directors as members of the board and various committees.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Security Ownership — Common Stock
The following table presents information concerning the beneficial ownership of the shares of our common stock as of December 31, 2006 by:
o	each person who is known by us to beneficially own more than 5% of our common stock;

o	each of our directors;

o	each of our named executive officers; and

o	all of our directors and executive officers as a group.
The number and percentage of shares beneficially owned are based on 31,308,062 shares of common stock outstanding as of December 31, 2006. Beneficial ownership is determined under rules promulgated by the Securities and Exchange Commission. Shares of common stock subject to options that are exercisable on December 31, 2006 or exercisable within 60 days thereafter are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of calculating the number of shares beneficially owned and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of calculating the percentage ownership of any other person. Except as indicated in the footnotes to this table, these persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Name and Address of		Percent of Shares
Beneficial Owner	Number of Shares Owned	Owned

Margaret F. Gleasman 11 Pond View Drive Pittsford, NY 14534	3,090,750(1)	9.8%

(1)	Includes 25, 000, 275,734 and 95,455 common shares which may be purchased through the exercise of ten year options granted on December 1, 1997, September 30, 2002 and January 5, 2004, respectively, all exercisable at $5.00 per common share.

		Number of		Percent
Name and Address of		Shares		of Shares
Beneficial Owner	Position	Owned		Owned

Gary A. Siconolfi 325 VanVoorhis Avenue Rochester, New York 14617	Chairman of the Board	529,217	(1)	1.6%

James Y. Gleasman 11 Pond View Drive Pittsford, New York 14534	Chief Executive Officer, Interim Chief Financial Officer, Director	6,327,783	(2)	20%

Keith E. Gleasman 11 Pond View Drive Pittsford, New York 14534	President Director	9,533,028	(3)	30.3%

Herbert H. Dobbs 448 West Maryknoll Road Rochester Hills, Mich. 48309	Secretary Director	461,886	(4)	1.4%

Daniel R. Bickel 39 Whippletree Road Fairport, New York 14450	Director	79,196	(5)	less than 1%

		Number of	Percent
Name and Address of		Shares	of Shares
Beneficial Owner	Position	Owned	Owned

Joseph B. Rizzo 39 State Street, Suite 700 Rochester, New York 14614	Director	6,047	less than 1%

David M. Flaum 39 State Street Rochester, New York 14614	Director	402,086 (6)	1.2%

All Directors and Executive Officers as a Group		14,439,243 (7)	45%

(1)	Includes 100,000 common shares which may be purchased through the exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share.

(2)	Includes 25,000, 270,164 and 39,575 common shares which may be purchased through the exercise of ten year options granted on December 1, 1997, September 30, 2002 and January 5, 2004, respectively, all exercisable at $5.00 per share. Includes 1,400,000 common shares held by the Vernon E. Gleasman Grandchildren’s Trust and 1,400,000 common shares held by the Margaret F. Gleasman Grandchildren’s Trust of which Mr. Gleasman is co-trustee. 50,000 of Mr. Gleasman’s common shares are subject to a put option given to the holder to pay certain personal obligations in September, 2004. The option has no exercise price.

(3)	Includes 25,000, 181,149 and 31, 818 common shares which may be purchased through the exercise of ten year options granted on December 1, 1997, September 30, 2002 and December 22, 2003, respectively, all exercisable at 5.00 per share. Includes 60, 000 common shares owned by Mr. Gleasman’s sons. Includes 1,400,000 common shares held by the Vernon E. Gleasman Grandchildren’s Trust and 1,400,000 common shares held by the Margaret F. Gleasman Grandchildren’s Trust of which Mr. Gleasman is co-trustee. Includes 1,666,666 shares held by the James Y. Gleasman Children’s Trust of which Mr. Gleasman is co-trustee.

(4)	Includes 100,000 common shares which may be purchased through the exercise of a ten year option granted on January 1, 1998, exercisable at $5.00 per share.

(5)	Includes 25,000 common shares which may be purchased through the exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share. Includes 29,750 common shares which may be purchased at $.01 per common share through the exercise of warrants issued under the Nonmanagement Directors Plan.

(6)	Includes 400,000 common shares which may be purchased through the exercise of ten year warrants exercisable at $3.27 per common share. Mr. Flaum’s shares and warrants are owned directly by a company of which Mr. Flaum is a principal.

(7)	Includes an aggregate 797,706 common shares which may be purchased through the exercise of options, all of which are exercisable at $5.00 per share; 1,400,000 common shares held by the Vernon E. Gleasman Grandchildren’s Trust; 1,400,000 common shares held by the Margaret F. Gleasman Grandchildren’s Trust; and 1,666,666 common shares held by the James Y. Gleasman Children’s Trust. Includes 29,750 common stock warrants issued under the Nonmanagement Directors Plan exercisable at $.01 per common share. Includes 400,000 common stock warrants exercisable at $3.27 per common share. Includes 60,000 common shares owned by Keith E. Gleasman’s sons. The 2,800,000 common shares owned by the Vernon and Margaret Gleasman Grandchildren’s Trusts are counted only once for this calculation.
Security Ownership — Preferred Stock
     No director, executive officer and/or 5% shareholder owns any of our Class A Preferred.
     Mrs. Margaret F. Gleasman, an owner of more than 5% of the company’s common stock, owns 5,000 Class B Preferred.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
     During the fiscal years ending December 31, 2005 and 2004, the company paid Richard B. Sullivan, Esq. 130,000 and 120,000 common shares and warrants, respectively, in recognition by the board of directors of bona fide, distinctly nonlegal services rendered to the company individually by Mr. Sullivan. These payments were in addition to amounts paid to the law firm of which Mr. Sullivan was a member during these years for legal services rendered by such firm. On December 14, 2005, Mr. Sullivan’s relationship with such law firm was terminated. Mr. Sullivan was immediately engaged by the company as its general counsel. His compensation for services rendered to the company during 2006 was $129,500, all paid in business consultant shares. His compensation for 2007 is $144,000, payable in business consulting shares, cash or a combination of cash and shares at the company’s discretion.
     In September, 2005, Mr. Sullivan was to serve as trustee of a trust created by a number of consultants providing engineering and administrative services to the company. If and to the extent the company chooses to pay these consultants in shares of the company’s business consultants stock, such shares will be deposited directly by the company to such trust upon standing instructions given to the company by each of the consultant-grantors. The trustee shall sell such shares in the market at prevailing market prices on behalf of the consultant-grantors. During 2005, the company paid 50,000 business consultants shares to the trust. None were sold in that year. During the year ended December 31, 2006, the company paid 160,000 business consultants shares (with an aggregate issue date value of $419,000) to the trust. The trustee sold an aggregate 199,620 business consultants shares during 2006 and distributed $498,990 in proceeds to the consultants.
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
Director Independence
     See page 69 of this annual report for a discussion regarding the independence of our directors under standards set forth by the Securities and Exchange Commission and by the National Association of Securities Dealers, Inc.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services
Audit Fees
The aggregate amount the company was billed for professional services rendered by Eisner LLP for the audit of the company’s annual financial statements, for the review of the company’s financial statements included in the company’s quarterly reports filed with the Securities and Exchange Commission, and for services normally provided in connection with statutory and regulatory filings or engagements for each of the immediately preceding two years were:

2005	2006

$79,733	$116,499
Audit-Related Fees
The aggregate amount the company was billed for professional services rendered by Eisner LLP for audit related services for each of the immediately preceding two years were:

2005	2006

None	None
Such audit-related services specifically included due diligence related to mergers and acquisitions, accounting consultations, internal control reviews, attest services and consultation concerning financial accounting and reporting standards.
Tax Fees
The aggregate amount the company was billed for professional services rendered by Eisner LLP for tax compliance, tax planning and tax advice for each of the immediately preceding two years were:

2005	2006

None	None
These services specifically included:

—	tax return compliance for federal and state income/franchise tax purposes; and

—	advice and/or opinions on tax planning and tax reporting matters, including research, discussions, preparation of memorandums and attendance at meetings, as mutually determined to be necessary, including but not limited to the following areas — international taxes, mergers, acquisitions and divestitures, employee compensation, benefits and related reporting requirements, accounting methods, response to inquiries and notices regarding federal and state taxes.

All Other Fees
     The aggregate amount the company was billed for professional services rendered by Eisner LLP for all legally permissible non-audit services, other than audit-related services and tax services, for each of the immediately preceding two years were:

2005	2006

None	None
These services specifically included registration statement review and assisting the Audit Committee in fulfilling its responsibilities in connection with the financial reporting process and services rendered in connection with the requirement that Eisner LLP timely report to the Audit Committee regarding critical accounting policies and practices and Public Company Accounting Oversight Board (PCAOB) standards regarding alternative accounting treatments of financial information within generally accepted accounting principles that have been discussed with management and regarding any other material, written information provided by Eisner LLP to the Audit Committee in order to facilitate auditor and management oversight by the Audit Committee.
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

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits
     The following Exhibits, as applicable, are attached to this Annual Report (Form 10-K). The Exhibit Index is found on the page immediately succeeding the signature page and the Exhibits follow on the pages immediately succeeding the Exhibit Index.
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession
2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.
(3)	Articles of Incorporation, By-laws
3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A , Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.5	Certificate of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.

3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing authorized common shares from 40,000,000 to 400,000,000.
(4)	Instruments defining the rights of holders including indentures

None

(9)	Voting Trust Agreement

None

(10)	Material Contracts
10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, and April 20, 2004 respectively;

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001; 10.12 Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004; 10.28 Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31,2004;

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steven Urbanik, Floyd G. Cady,Jr., and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24,2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005.

10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004 Incorporated by reference to annual report (Form 10-KSB) filed for the year ended December 31, 2005;

10.47	Minutes of meeting of Board of Directors dated October 13, 2006 creating the Commercializing Event Plan, modifying the Nonmanagement Directors Plan. increasing the number of authorized shares to be issued under Business Consultants Plan and recommending shareholder approval of increase in number of authorized common shares from 40,000,000 to 400,000,000;

10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm incorporated by reference to Current Report (Form 8-K) filed on June 20, 2006.

10.49	Agreement with American Continental Group,LLC dated October 27, 2006 incorporated by reference to Current Report (Form 8-K) filed October 30, 2006.

10.50	New York State School Bus Proposal incorporated by reference to Form 10-Q filed for quarter ended March 31, 2006.
(11)	Statement re computation of per share earnings (loss) Not applicable

(14)	Code of Ethics

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

TORVEC, INC.

Date: March 31, 2007	By:	S – James Y. Gleasman James Y. Gleasman, Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2007	By:	S – James Y. Gleasman James Y. Gleasman, Chief Executive Officer, Interim Chief Financial Officer and Director

Dated: March 31, 2007	By:	S – Keith E. Gleasman Keith E. Gleasman, President and Director

Dated: March 31, 2007	By:	S – Herbert H. Dobbs Herbert H. Dobbs, Secretary and Director

Dated: March 31, 2007	By:	S – Daniel R. Bickel Daniel R. Bickel, Director

Dated: March 31, 2007	By:	S – Joseph R.Rizzo Joseph R. Rizzo, Director

Dated: March 31, 2007	By:	S – David M. Flaum David M. Flaum, Director

Dated: March 31, 2007	By:	S – Gary A. Siconolfi Gary A. Siconolfi, Director

EXHIBIT INDEX

EXHIBIT			PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

	2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.	N/A

(3)	Articles of Incorporation, By-laws

	3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A , Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.5	Certificate of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.	N/A

	3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing authorized common shares from 40,000,000 to 400,000,000.	103

(4)	Instruments defining the rights of holders including indentures

	None		N/A

(9)	Voting Trust Agreement

	None		N/A

(10)	Material Contracts

	10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;	N/A

10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999 as amended by reference to Form S-8 Registration Statement registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000 and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003 and April 20, 2004 respectively;	N/A

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;	N/A

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;	N/A

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;	N/A

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;	N/A

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;;	N/A

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;	N/A

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steve Urbanik, Floyd G. Cady, Jr. and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated b y reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005	N/A

10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004 incorporated by reference to annual report (Form 10-KSB) filed for the year ended December 31, 2005;	N/A

10.47	Minutes of meeting of Board of Directors dated October 13, 2006 creating the Commercializing Event Plan, modifying the Nonmanagement Directors Plan. increasing the number of authorized shares to be issued under Business Consultants Plan and recommending shareholder approval of increase in number of authorized common shares from 40,000,000 to 400,000,000;	N/A

10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm incorporated by reference to Current Report (Form 8-K) filed on June 20, 2006.	N/A

10.49	Agreement with American Continental Group,LLC dated October 27, 2006 incorporated by reference to Current Report (Form 8-K) filed October 30, 2006.	N/A

10.50	New York State School Bus Proposal incorporated by reference to Form 10-Q filed for quarter ended March 31, 2006.	N/A

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

(16)	Letter on change in certifying accountant

None

(18)	Letter re change in accounting principles

None

(20)	Other documents or statements to security holders

	None

(21)	Subsidiaries of the registrant Ice Surface Development, Inc. (New York) Iso-Torque Corporation (New York) IVT Diesel Corp. (New York) Variable Gear, LLC (New York)

(22)	Published report regarding matters submitted to vote of security holders None

(23)	Consents of experts and counsel

(23.1)	Eisner LLP Consent	104

(24)	Power of attorney

(31.1)	None Rule 13(a)-14(a)/15(d)-14(a) Certifications	105

(32)	Section 1350 Certifications	106

(99)	Additional exhibits None