Form 10-Q
period 2007-03-31
TORVEC INC
filed 2007-05-21
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-24455
TORVEC, INC.
(Exact name of registrant as specified in its charter)

New York	16-1509512
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	April 30, 2007
Common Stock, $.01 par value	31,337,339

Options Outstanding
1,823,895

TORVEC, INC. AND SUBSIDIARIES
(A Development Stage Company)
INDEX

PAGE
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Torvec, Inc. and Subsidiaries Condensed Consolidated Balance Sheets — March 31, 2007 (Unaudited) and December 31, 2006 (Derived from Audited Financial Statements)	3

Torvec, Inc. and Subsidiaries Condensed Consolidated Statements of Operations— Three Months Ended March 31, 2007 and 2006 (Unaudited) and September 25, 1996 (Inception) through March 31, 2007	4

Torvec, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2007 and 2006 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6 - 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	34

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 5. Other Information	36

Item 6. Exhibits	37 - 42

SIGNATURES PAGE	43

EXHIBIT INDEX	44
EX-10.51
EX-31.1
EX-32

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)	(Derived from
		Audited Financial
		Statements)
ASSETS
Current assets:
Cash	$451,000	$720,000
Prepaid expenses and other receivable	52,000	73,000

Total current assets	503,000	793,000

Property and Equipment:
Office equipment	44,000	44,000
Shop equipment	126,000	126,000
Leasehold improvements	3,000	3,000
Transportation equipment	106,000	106,000

	279,000	279,000
Less accumulated depreciation and amortization	134,000	123,000

Net property and equipment	145,000	156,000

Other Assets:
Deposits	252,000	252,000

Total Other Assets	252,000	252,000

	$900,000	$1,201,000

LIABILITIES
Current liabilities:
Notes payable, current portion	$14,000	$14,000
Accounts payable	171,000	145,000
Accrued liabilities	1,541,000	1,541,000
Advance from stockholder	250,000	250,000

Total current liabilities	1,976,000	1,950,000

Deferred revenue	150,000	150,000
Notes payable, net of current portion	56,000	59,000

Total liabilities	2,182,000	2,159,000

Minority interest	—	—

Commitments and other matters
CAPITAL DEFICIENCY
Preferred stock, $.01 par value, 100,000,000 shares authorized
3,300,000 designated as Class A, Non-voting, cumulative dividend $.40 per share, per annum, convertible preferred, 732,493 shares issued and outstanding (liquidation preference $3,481,766)	9,000	9,000
300,000 designated as Class B, Non-voting, cumulative dividend $.50 per share, per annum, convertible preferred, 97,500 shares issued and outstanding (liquidation preference $275,373)	—	—
Common stock, $.01 par value, 400,000,000 shares authorized, 31,366,769 and 31,307,792 shares issued and outstanding, at March 31, 2007 and December 31, 2006, respectively	313,000	313,000
Additional paid-in capital	44,274,000	43,767,000
Deficit accumulated during the development stage	(45,878,000)	(45,047,000)

	(1,282,000)	(958,000)

	$900,000	$1,201,000

See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

			September 25,
			1996
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2007	2006	2007
Revenue	$—	$—	$—

Cost and expenses:
Research and development	235,000	397,000	14,324,000
General and administrative	596,000	472,000	31,755,000
Asset impairment	—	—	1,071,000

Loss before minority interest	(831,000)	(869,000)	(47,150,000)

Minority interest in loss of consolidated subsidiary	—	8,000	1,272,000

Net loss	(831,000)	(861,000)	(45,878,000)
Preferred stock beneficial conversion feature	—	—	763,000
Preferred stock dividend	85,000	55,000	613,000

Net loss attributable to common stockholders	$(916,000)	$(916,000)	$(47,254,000)

Basic and diluted net loss attributable to common stockholders per share	$(0.03)	$(0.03)

Weighted average number of shares of common stock outstanding — basic and diluted	31,334,000	30,128,000

See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			September 25,
			1996
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(831,000)	$(861,000)	$(45,878,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,000	225,000	2,347,000
Loss on impairment of license	—	—	1,071,000
Gain on sale of fixed assets	—	—	(10,000)
Minority interest in loss of consolidated subsidiary	—	(8,000)	(1,272,000)
Compensation expense attributable to common stock in subsidiary	—	—	619,000
Common stock issued for services	183,000	236,000	10,789,000
Shares issued for future consulting services	—	56,000	103,000
Stockholder contribution of services	75,000	75,000	2,184,000
Compensatory common stock, options and warrants	249,000	39,000	16,851,000
Changes in:
Prepaid expenses	21,000	9,000	109,000
Deposits	—	—	(2,000)
Accounts payable and accrued expenses	26,000	19,000	3,620,000
Deferred revenue	—	—	150,000

Net cash used in operating activities	(266,000)	(210,000)	(9,319,000)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(279,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of fixed asset	—	—	10,000

Net cash used in investing activities	—	—	(285,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	—	2,000	6,500,000
Net proceeds from sales of preferred stock	—	233,000	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Proceeds from long — term borrowings	—	—	85,000
Repayments of long — term debt	(3,000)	(1,000)	(39,000)
Proceeds from stockholders’ loans-net	—	—	103,000
Distributions	—	—	(365,000)

Net cash (used in) provided by financing activities	(3,000)	234,000	10,055,000

Net (decrease) increase in cash	(269,000)	24,000	451,000
Cash at beginning of period	720,000	51,000

Cash at end of period	$451,000	$75,000	$451,000

Supplemental Disclosures:
Interest paid	$6,000
See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Note A — The Company and Basis of Presentation
The interim information contained herein with respect to the three month periods ended March 31, 2007 and 2006 and the period from September 25, 1996 (inception) through March 31, 2007 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-Q and Item 310(b) of Regulation S-K. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three months ended March 31, 2007 and 2006, and since inception. The results are not necessarily indicative of results to be expected for the entire year.
Torvec, Inc. (the “company”) was incorporated as a New York State business corporation on September 25, 1996. The company, which is in the development stage, has developed production-ready automotive technology for use in automotive applications. The company has developed and intends to commercialize its infinitely variable transmissions, its pump/motors, its Iso-Torque differential, its constant velocity joint and the substructure and components of its full terrain vehicle.
On November 29, 2000, the company acquired Ice Surface Development, Inc. (“Ice”) which had been incorporated in May 2000 for 1,068,354 shares of common stock valued at approximately $3,405,000. The acquisition was accounted for under the purchase method. On March 31, 2002, the company granted to three former officers of the company 28% of Ice in exchange for previously granted fully vested options (See Note C). The exchange was valued at $618,000 and the carrying portion of the company’s investment deemed sold of $850,000 is reflected as a reduction of additional paid-in capital in stockholders’ equity (capital deficit).
The company’s financial statements have been prepared assuming the company will continue as a going concern. For the period from September 25, 1996 (inception) through March 31, 2007, the company has accumulated a deficit of $45,878,000, and at March 31, 2007 has a negative working capital position of $1,473,000 and a capital deficit of $1,282,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts have been principally devoted to the development of its technologies and commercializing its products. Management believes that based upon the company’s current cash position, its budget for business operations through March 31, 2008 and an outstanding commitment from a director/officer to fund any deficiencies which may arise, the company will be able to continue operations through March 31, 2008. The company’s ability to continue as a going concern is ultimately dependent upon achieving profitable business operations and generating sufficient cash flows from operations to meet future obligations.
On January 25, 2007, the company’s stockholders approved an increase in common shares the company is authorized to issue from 40,000,000 to 400,000,000.
Note B — Summary of Significant Accounting Policies
[1] Consolidation:
The financial statements include the accounts of the company, its majority-owned subsidiary, Ice (69.26% owned at March 31, 2007 and 2006), and its wholly owned subsidiary Iso-Torque Corporation. All material intercompany transactions and account balances have been eliminated in consolidation.
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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Note B — Summary of Significant Accounting Policies (continued)
[3] Research and development and patents:
Research and development costs and patent expenses are charged to operations as incurred.
[4] License:
Charges for amortization in the three month period ended March 31, 2006 was $214,000. Such amortization expense was included in research and development expense. In December, 2006, the company concluded that there was an impairment of the Ice technology and has written off the remaining balance of $1,071,000 in accordance with SFAS No. 144.
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
[6] Loss per common share:
Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At March 31, 2007 and 2006, the company excluded 4,471,536 and 2,971,536 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive.
[7] Fair value of financial instruments:
The carrying amount of cash, prepaid expenses, accounts payable, notes payable, advance from stockholder and accrued expenses approximates their fair value due to the short maturity of those instruments.
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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Note B — Summary of Significant Accounting Policies (continued)
[8] Stock-based compensation: (continued)
The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with SFAS 123R.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We follow the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for outstanding awards.
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
[10] Recent accounting Pronouncements:
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
March 31, 2007
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
Expense for the above agreements totaled $5,750 and $5,750 for the three month period ended March 31, 2007 and 2006, respectively. While in management’s opinion, the carrying value of the license has been impaired, the company’s obligations under the license remain in effect until such time as the license shall have terminated in accordance with its terms. See Note B [4].
NOTE D — RELATED PARTY TRANSACTIONS
[1] Commencing January 1, 2004, the Gleasmans entered into an arrangement with the company to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company on a noncompensated basis. In addition, Keith E. Gleasman will continue to serve as President and as a director and James Y. Gleasman will serve as Chief Executive Officer, Interim Chief Financial Officer and as a director, again on a noncompensated basis. In accordance with this arrangement, for the three month periods ended March 31, 2007 and 2006, the company did not pay the Gleasmans any consulting fees for their services. The company recorded approximately $75,000 for the estimated value of these services for each of these periods as a contribution to capital based upon approved time and hours spent and recorded $50,000 to research and development and $25,000 to general and administrative for the three month periods ended March 31, 2007 and 2006 respectively.
[2] During the three month periods ended March 31, 2007 and 2006, the company paid $18,500 and $11,040 to a member of the Gleasman family for administrative, technological and engineering services rendered as a consultant. Management believes the rate of compensation is reasonable.
NOTE E — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
At March 31, 2007 and December 31, 2006, accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2007	2006
Professional fees	67,000	36,000
Non-management Directors compensation	42,000	42,000
Other accrued expenses	108,000	113,000
Salaries to officer/shareholders of Ice	1,495,000	1,495,000

	1,712,000	1,686,000

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
NOTE F — SHAREHOLDER, OFFICER AND OTHER NOTES PAYABLE
[1] Notes Payable — Financial Institution
During the year ended December 31, 2005, the company financed a vehicle as a prototype and pledged the vehicle as collateral for a loan. The loan in the amount of $24,000 is paid in monthly installments of $479 consisting of principal and interest at 6.59% per annum through December 2010.
During the year ended December 31, 2006, the company refinanced two vehicles and pledged the vehicles as collateral for the loan. The loan in the amount of $56,174 is paid in monthly installments of $1,201 consisting of principal and interest at 10.3% per annum through August 2011.
The following represents the required minimum payments per annum as of March 31,:

2008	$20,000
2009	21,000
2010	20,000
2011	18,000
2012	6,000

Total minimum payments	85,000

Less-amount representing interest	15,000

70,000
Less-Current Maturities	14,000

Long Term Portion	$56,000

Interest expense for the quarter ended March 31, 2007 and 2006 was $3,000 and $1,000, respectively.
[2] Advance from Stockholder
On June 19, 2006, a stockholder deposited $250,000 with the Monroe County, New York Treasurer representing the undertaking required to stay execution of a May 8, 2006 court order with respect to 40,000 common shares, 245,000 common stock warrants and 511,200 unexercised previous issued stock warrants pending the appellate court’s disposition of the company’s appeal of the court’s May 8, 2006 order. (See Note J).
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
On March 16, 2007, the Appellate Division of the New York State Supreme Court reversed the lower Court’s May 8, 2006 order in its entirety. Pursuant to such reversal, on April 5, 2007, the lower Court ordered the return of the $250,000 deposit (less administrative costs of $4,032) to the company. The company repaid the entire $250,000 to the stockholder in April, 2007. Interest expense for the quarter ended March 31, 2007 amounted to $3,336.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
NOTE G— CAPITAL DEFICIENCY
[1] Class A Preferred stock:
In January 2002, the company authorized the sale of up to 2,000,000 shares of its Class A Non-Voting Cumulative Convertible Preferred Stock (“Class A Preferred”) at $4.00 per share. Each share of Class A Preferred is convertible into one share of voting common stock and entitles the holder to dividends, at $.40 per share per annum. The holder has the right to convert after one year subject to Board approval.
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
The company has sold an aggregate 773,543 Class A Preferred for aggregate proceeds of $3,062,000. Class A Preferred shareholders have converted 41,050 Class A Preferred for an equal number of common shares.
During the three month periods ended March 31, 2007 and 2006, the company sold 0 and 58,250 Class A Preferred to investors for proceeds of $0 and $233,000, respectively. One investor also purchased 20,500 common stock warrants for a purchase price of $2,000 for the period ended March 31, 2006. The company issued 18,750 additional common stock warrants to investors in connection with the purchase of Class A Preferred for the three month period ended March 31, 2006. All such warrants are exercisable at $.01 per common share. For the three month periods ended March 31, 2007 and 2006, no common stock warrants were exercised.
At March 31, 2007 and December 31, 2006, Class A Preferred dividends in arrears amounted to approximately $552,000 and $479,000, respectively.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
NOTE G— CAPITAL DEFICIENCY (continued)
[2] Class B Preferred stock:
On October 21, 2004, the company authorized the sale of up to 300,000 shares of its Class B Non-Voting Cumulative Convertible Preferred Stock (“Class B Preferred”) at $5.00 per share. Each share of Class B Preferred pays cumulative dividends at $.50 per share per annum and is convertible into either one share of voting common stock of the company or one share of common stock of Iso-Torque Corporation under certain circumstances. The holder has the right to convert after one year subject to Board approval.
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
The company has sold an aggregate 97,500 Class B Preferred for aggregate proceeds of $ 487,500. Class B Preferred Shareholders have not converted any Class B Preferred.
During the three month periods ending March 31, 2007 and 2006, the company did not sell any Class B Preferred.
At March 31, 2007 and December 31, 2006, Class B Preferred dividends in arrears amounted to approximately $62,000 and $50,000, respectively.
[3] Business Consultants Stock Plan:
For the three month periods ended March 31, 2007 and 2006, the company issued 45,977 and 133,636 common shares to business consultants under the Business Consultants Stock Plan and charged $183,00 and $236,000 to operations in connection with these share issuances. All share issuances are valued on the date immediately prior to the date of issuance, except for shares issued under the Nonmangaement Directors Plan which are valued as of the end of each quarter effective October 13, 2006. As of March 31, 2007, 4,920,652 shares are available for future issuances under the Business Consultants Stock Plan.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
NOTE G — CAPITAL DEFICIENCY (continued)
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
For the three month periods ended March 31, 2007 and 2006, the company granted 0 and 13,250 warrants, respectively, under the Nonmanagement Directors Plan and recorded a charge of approximately $0 and $25,000 respectively to general and administrative expenses. During the three month periods ended March 31, 2007 and 2006, 6,000 and 15,000 previously issued warrants were exercised, respectively.
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
For the three month period ended March 31, 2007, the company issued 7,985 common shares pursuant to the Nonmanagement Directors Plan to satisfy the December 31, 2006 amount payable of $41,925.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
NOTE G — CAPITAL DEFICIENCY (continued)
[5] Shares issued for services and rent:
During 1997, the company granted 12,000 and 2,000 shares of common stock for services provided. The company valued the shares at their fair value of $1.50 and $3.00 per share, respectively. During 1998, the company granted 1,000 shares of common stock, valued at $3.00 per share, for services provided. During 2003 and 2002, 15,640 and 134,964 restricted shares were issued for services aggregating approximately $18,000 and $198,000 respectively. During 2005 and 2004, 100,000 and 35,000 restricted shares were issued for services and rent aggregating approximately $259,500 and $194,000. During the three month periods ended March 31, 2007 and 2006, no restricted shares were issued.
[6] Business, Financial and Engineering Consultants:
In connection with its business and financial operations for the three month periods ended March 31, 2007 and 2006, the company issued 50,000 and 7,500 warrants exercisable at $5.00 and $.01 per common share, respectively, each with a ten year term, to certain consultants. In connection with these warrants, the company recorded a charge of $249,000 and $90,547 in consulting expense for the three months ended March 31, 2007 and 2006, respectively. The warrants issued during the quarter ended March 31, 2007 require that the company engage in a commercializing event for the warrants to become exercisable. During the three month periods ended March 31, 2007 and 2006, no previously issued warrants were exercised.
[7] Stock Option Plan
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
In 1997, in connection with certain consulting agreements, the company granted an aggregate 75,000 nonqualified options at an exercise price of $5.00 per common share. The options vested at a rate of 20% per annum and are exercisable through November 30, 2007. The company valued these options using the Black-Scholes option-pricing method. The fair value of these options was expensed over the term of the consulting agreements.
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
In 2002, in connection with certain consulting agreements, the company granted an aggregate 727,047 options under the Option Plan, all exercisable immediately at $5.00 per common share. The options were granted in payment of an aggregate $653,000 owed under the consulting agreements. These options expire on September 30, 2007.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
NOTE G — CAPITAL DEFICIENCY (continued)
[7] Stock Option Plan (CONTINUED)
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
No options were granted under the Option Plan during the quarters ended March 31, 2007 and 2006.
A summary of options granted under the Option Plan is set forth in the following table:

	Quarter Ended March 31,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,823,895	$4.92	1,823,895	$4.92
Granted	—	—	—	—

Outstanding at March 31	1,823,895	4.92	1,823,895	4.92

Options exercisable March 31	1,823,895	4.92	1,823,895	4.92

At March 31, 2007, 176,105 options are available for future grants under the Plan.
The following table represents information relating to stock options outstanding at March 31, 2007:

Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
	Exercise	Remaining Life		Exercise
Shares	Price	in Years	Shares	Price
1,773,895	$5.00	3.44	1,773,895	$5.00
50,000	2.26	6.17	50,000	2.26

1,823,895	4.92	3.59	1,823,895	4.92

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Note G — CAPITAL DEFICIENCY
[7] Stock Option Plan (CONTINUED)
As of March 31, 2007, the company did not have any unrecognized stock compensation related to unvested awards.
Stock based compensation recorded for the quarters ended March 31, 2007 and 2006 were $0 and $0, respectively.
The following summarizes the activity of the company’s stock options for the quarter ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Number of shares under option plan:
Outstanding at January 1, 2007	1,823,895	$4.92
Granted
Exercised
Canceled or expired

Outstanding at March 31, 2007	1,823,895	$4.92	3.59	$97,000

Exercisable at March 31, 2007	1,823,895	$4.92	3.59	$97,000

At March 31, 2007, all outstanding options were fully vested.
At March 31, 2007 the company has 134,964 restricted shares issued outside the plan.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Note G — CAPITAL DEFICIENCY
[8]	Warrants:

As of March 31, 2007, outstanding warrants to acquire shares of the company’s common stock are as follows:

			Number of
Exercise			Shares
Price		Expiration	Exercisable
$1.52		September 18, 2007	2,500	Note H(2)
	(a)	(a )	125,000	(a	)
$.75		None	500,000	(b	)
$.01		None	756,200	(c	)
$.01		None	54,500	(d	)
$.01		None	39,000	(e	)
$5.00		10 years	505,000	(f	)
$.01		None	6,000	(g	)
$.01		None	25,000	(h	)
$1.00		None	20,500	(i	)
	(j)	(j )	(j)	(j	)
$3.27		10 years	400,000	(k	)
$3.75		10 years	200,000	(l	)
$5.00		10 years	50,000	(m	)

			2,683,700

(a)	Exercisable only if company has an IPO at the IPO price and exercisable five years from IPO. Through December 31, 2006, the company has not conducted an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named the chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Note G — CAPITAL DEFICIENCY
[8] Warrants: (continued)

(c)	The company has issued 1,325,000 warrants, exercisable at $.01 per share, to a management consulting firm in accordance with purported agreements between the company and the management firm. 568,800 warrants were exercised for proceeds of aggregate $5,484 in accordance with the purported agreements with the management consulting firm. In accordance with the court’s order rendered on May 8, 2006 in connection with the litigation described in Note I, the company was required to honor immediately the exercise of 40,000 common stock warrants at $.01 per common share, to issue 245,000 common stock warrants, exercisable at $.01 per common share and to honor, if and when presented for exercise, 511,200 previously issued unexercised warrants (all included in above total). The 40,000 common shares and 245,000 common stock warrants were deposited with the Monroe County, New York Treasurer and may not be accessed by the firm pending the appellate court’s disposition of the company’s appeal of the May 8, 2006 court order. In addition, the exercise by the firm of the 511,200 unexercised warrants is also stayed pending the company’s appeal. (See Notes J)

(d)	The company issued an aggregate 123,500 warrants to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. For the years ended December 31, 2006, 2005 and 2004, the company issued 26,500, 44,000 and 53,000 warrants, immediately exercisable for a ten year term at $.01 per common share. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note G [4]). During the periods ended March 31, 2007 and 2006, 6,000 and 15,000 of these warrants were exercised for proceeds of $60 and $150.

(e)	In 2005, the company issued 12,000 warrants to a consultant, immediately exercisable at .01 per common share. During 2005, 3,000 warrants were exercised for proceeds of $30. In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share.

(f)	During 2005, the company issued 210,000 warrants to certain engineering consultants, exercisable immediately for a ten year term at $5.00 per common share. During 2006, the company issued 295,000 warrants to certain engineering consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if the company sells, licenses or otherwise transfers one or more technologies for value. None of these warrants have been exercised through March 31, 2007.

(g)	During 2005, the company issued 6,000 warrants to a consultant, exercisable at .01 per common share. None of these warrants have been exercised through March 31, 2007.

(h)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, exercisable at $.01 per common share. 50,000 of these warrants were exercised in 2005 for proceeds of $625. During 2006, the company issued 137,932 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share. During the year ended December, 2006, 125,432 of these warrants were exercised for proceeds of approximately $1,254. 12,500 of these warrants were exercised during the quarter ended March 31, 2007 for proceeds of $125.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Note G — CAPITAL DEFICIENCY (continued)
[8]	Warrants: (continued)
(i)	During 2006, one investor purchased 20,500 warrants immediately exercisable at $1.00 per common share for a purchase price of $2,000. None of these warrants have been exercised through March 31, 2007.

(j)	In connection with its business and financial operations for the year ended December 31, 2006, the company issued 91,583 warrants, immediately exercisable over a ten year term at $.01 per common share. During the year ended December 31, 2006, 91,083 of these warrants were exercised for proceeds of $910. None of these warrants were exercised during the quarter ended March 31, 2006. 500 of these warrants were exercised during the quarter ended March 31, 2007 for net proceeds of $5.

(k)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. None of these warrants have been exercised through March 31, 2007.

(l)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to its governmental affairs consultant. None of these warrants have been exercised through March 31, 2007.

(m)	During the quarter ended March 31, 2007, the company issued 50,000 fully vested warrants exercisable for a ten year period at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company develop its New York State and national school bus program.
The following summarizes the activity of the company’s outstanding warrants for the quarter ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value

Outstanding at January 1, 2007	2,652,700	$2.19	5.83 years
Granted	50,000	5.00	9.91 years
Exercised	(19,000)	0.01
Canceled or expired

Outstanding at March 31, 2007	2,683,700	$2.25	5.32 years	$5,824,000

Exercisable at March 31, 2007	1,713,700	$2.01	4.56 years	$4,099,000

The fair value of warrants were estimated using the Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 4.31%; expected option life of 10 years; expected volatility of 1.14%; and expected dividend yield 0% for the quarter ended March 31, 2007.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Note G — CAPITAL DEFICIENCY (continued)
[9]	Issuance of Stock and Warrants by Subsidiary:

The following is a summary of warrants outstanding for the Ice Subsidiary:

	Three Months Ended
	March 31,
	2007	2006
Outstanding at the beginning of the period	103,948	103,948
Granted	—	—

Outstanding at the end of the period	103,948	103,948
The warrants have a weighted-averaged remaining life of 1.94 years and all warrants have an exercise price of $.76 per share.
[10]	Shares Issued for Future Consulting Services

On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the company under their consultant agreements. The company issued 50,000 business consultant shares valued at $102,000 on September 27, 2005, contingent on the performance by the consultants of future services under such consultant agreements. The company fair values the shares issued to the trust using the closing market price of the company’s common stock on the date immediately prior to the date of issuance. No shares were sold in the trust during the 2005 calendar year.

During the calendar year ended December 31, 2006, the company issued an aggregate 160,000 business consultant common shares valued in the aggregate at $419,000 to satisfy the payment of invoices submitted by the consultants for services rendered. During the year ended December 31, 2006, the trustee sold an aggregate 199,260 business consultant common shares for aggregate proceeds of $498,990 and distributed the proceeds from the trust to the consultants in accordance with the trust’s terms.

No business consultant common shares were issued to the trust for the three month period ended March 31, 2006. For the three month period ending March 31, 2007, the company issued 10,000 business consultant common shares valued in the aggregate at $44,500 to satisfy invoices submitted by the consultants for services rendered. During the three month periods ended March 31, 2007 and 2006, the trustee sold 22,504 and 103,100 business consultant common shares and distributed $107,242 and $49,663 from the trust to the consultants in accordance with the trust’s terms.

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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Note G — CAPITAL DEFICIENCY (continued)
[11]	Commercializing Event Plan

On October 13, 2006, the board of directors adopted a Commercializing Event Plan (“Event Plan”) designed to reward the company’s directors, executives and certain administrative personnel for the successful completion of one or more commercializing events. Currently, eight people participate in the Event Plan. Under the Event Plan, if a commercializing event occurs, each participant will receive 50,000 business consultants common shares for each one of the technologies commercialized. If a second commercializing event occurs with respect to the same technology, each participant will receive an additional 25,000 business consultants common shares. No additional shares are issuable for any additional commercializing event for the same technology. Under the Event Plan, this commercializing event sequence applies separately to each of the company’s eight automotive technologies.

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

No shares have been issued under the Event Plan since its inception through the three month period ended March 31, 2007.
Note H — Commitments and Other Matters
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

During the year ended December 31, 2006, the company issued an additional 295,000 warrants exercisable immediately over a ten year term at $5.00 per common share. The company valued the warrants at $1,441,095 using the Black-Scholes option/pricing model and charged operations. The company also issued 200,000 warrants in connection with its engagement of a governmental affairs consultant. The warrants are immediately exercisable over a 10 year period at an exercise price of $3.75 per common share. The company valued the warrants at $948,165.

No additional securities have been issued under new and/or existing consulting agreements during the three month period ended March 31, 2007 and no outstanding securities issued under these consulting agreements were exercised during the three month period ended March 31, 2007.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Note H — Commitments and Other Matters (continued)
[2]	Variable Gear, LLC

On January 1, 2008, the company is required to purchase the 51% membership interest it does not own in Variable Gear LLC at the then fair market value as defined. The company does not share in any profit or losses in this entity. At March 31, 2007, such fair market value cannot yet be reasonably estimated.

[3]	Leases:

The company has leased premises for use as its executive offices. The lease is for a period of 3 years, commencing July 1, 2004 expiring on June 30, 2007 with monthly rental payments of approximately $2,200. The company is also responsible for its share of real estate taxes, certain maintenance and repair costs, and increases in utility costs associated with the premises.

On August 1, 2004, the company sublet, as a tenant, a portion of a facility for a term of six months at a rental rate of $600 per month. On December 31, 2004, the company purchased from the previous owner certain assets for approximately $68,000 and assumed the lease of the underlying tenant for the entire premises. The lease calls for payment of a rental of $2,100 per month. The initial lease term expired on February 28, 2007 and was renewed for an additional two years, through February 28, 2009.

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

Rent expense for the three month period ended March 31, 2007 and 2006 was approximately $13,000 and $7,000, respectively.

Minimum future obligations under all leases are as follows:

Year Ending March 31,
2008	$31,000
2009	$25,000

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Note I — Management Agreement
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
March 31, 2007
Note I— Management Agreement (continued)
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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Note J– Litigation
On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that Court’s (the “lower Court”) determination that the June and/or April agreements with the management consulting firm are null and void and unenforceable as against the company, its officers and directors. See Note I.
On February 1, 2006, the company moved for an order granting summary judgment in favor of the company and for such other and further relief as the lower Court deems just and proper. The company’s motion is based upon its contention that specific provisions of the purported agreements unduly restrict the right of the board to manage the company’s affairs and, therefore, the agreements are null and void. The provisions require that James and Keith Gleasman, as directors and stockholders of the company, vote their shares and vote as directors to perpetuate certain members of the management consulting firm as directors and officers of the company.
On April 27, 2006, the lower Court dismissed the company’s summary judgment motion as to the illegality of the agreements. In addition, the lower Court granted the management consulting firm’s motion for summary judgment as to a limited number of counterclaims brought against the company solely with respect to the February 20th agreement. On May 8, 2006, the lower Court entered a judgment and order directing the company to honor the exercise of two warrants (under both the February and June agreements) which had previously presented to the company for an aggregate 40,000 common shares and, in addition, grant a warrant to the management consulting firm for 245,000 common shares under the contested equity incentive provision, exercisable at $.01 per common share. The lower Court also ordered the company to honor the approximately 511,200 additional warrants previously granted to the firm under the contested June and April agreements if and to the extent such firm exercised such warrants.
As stated, the lower Court’s May 8, 2006 judgment and order directed the company to issue to the management consulting firm an aggregate 40,000 common shares, grant an additional warrant for 245,000 common shares and honor the approximately 511,200 warrants previously issued to such firm upon their exercise. On June 16, 2006, the lower Court granted the company’s request to stay the terms of its May 8, 2006 judgment and order, conditioned upon the deposit of the 40,000 shares and 245,000 warrants with the Monroe County Clerk and further conditioned upon the deposit of $250,000 in escrow with the Monroe County Treasurer. The company complied with both conditions on June 19, 2006 and, therefore, the stay became effective.
Compliance with the lower Court’s May 8, 2006 order required the company to issue 40,000 shares of common stock and grant of 245,000 common stock warrants. Compliance with future adverse orders, if any, rendered by the lower Court similarly may require the issuance of additional shares of common stock, the issuance of additional warrants and/or the payment of damages. The 40,000 shares represent the number of warrants tendered for exercise by the management consulting firm, which the company had not honored upon presentation. The company has previously recorded a charge at the date of grant.
The 245,000 common stock warrants were fair valued and the company recorded a compensation charge of $629,000 as of the year ended December 31, 2006.
On May 9, 2006, the Company filed a notice of appeal with respect to the lower Court’s judgment, order and decision with the Appellate Division of the Supreme Court, Fourth Department (“Appellate Court”).
On September 21, 2006, the company filed its brief with the Appellate Court to support its appeal. On October 23, 2006, the management consulting firm filed its answering brief with the Appellate Court to which the company replied on November 2, 2006.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Note J– Litigation (continued)
On March 16, 2007, the Appellate Court unanimously reversed the lower Court’s judgment, ruling that provisions of a contract requiring directors of a corporation to select and maintain certain individuals as corporate officers are void because they are in violation of New York Business Corporation Law section 701. The Appellate Court further determined that whether such illegal provisions unduly restricted the company’s board of directors is a question of fact. In addition, the Court stated that the lower Court abused its discretion by refusing to permit the company to amend its complaint to allege fraud in the inducement.
As a result of the Appellate Court’s decision, the company is entitled to rescind the issuance of 40,000 common shares and 245,000 common stock warrants to the management consulting firm. In addition, the company is no longer obligated to honor the approximately 511,200 common stock warrants registered to the management consulting firm, either in whole or in part, during the pendency of the dispute and may never be called upon to honor such warrants depending upon the outcome of a final adjudication of the dispute and/or the settlement of the case by the parties.
Pursuant to the lower Court’s order dated April 5, 2007, the company rescinded and cancelled the stock certificate for 40,000 common shares issued to the management consulting firm and rescinded and cancelled the 245,000 common stock warrants previously issued to such firm.
The company has commenced litigation against the same management consulting firm in the Supreme Court, Seventh Judicial District, alleging that the company has been damaged in excess of $6 million by such firm.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
Note K – Subsequent Events
As a result of the decision of the Appellate Court dated March 16, 2007, the company is entitled to rescind the issuance of 40,000 common shares and 245,000 common stock warrants to the management consulting firm. In addition, the company is no longer obligated to honor the approximately 511,200 common stock warrants registered to the management consulting firm, either in whole or in part, during the pendency of the dispute and may never be called upon to honor such warrants depending upon the outcome of a final adjudication of the dispute and/or the settlement of the case by the parties.
Pursuant to the lower Court’s order dated April 5, 2007, the company rescinded and cancelled the stock certificate for 40,000 common shares issued to the management consulting firm and rescinded and cancelled the 245,000 common stock warrants previously issued to such firm.
The company has commenced litigation against the same management consulting firm in the Supreme Court, Seventh Judicial District, alleging that the company has been damaged in excess of $6 million by such firm.

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

(a) Overall Business Strategy (CONTINUED)
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
          In December, 2006, the company was informed by Dr. Petrenko that while the physics underlying the ice technology is still valid and the technology remains promising, he can not estimate with any degree of assurance a time frame when the technology will be mature enough for automotive commercialization, although he does believe such maturation will not occur in the next twelve months.
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
(c) Company Expenses
          The net loss for the three month period ended March 31, 2007 was $831,000 as compared to the three month period ended March 31, 2006 net loss of $861,000. The decrease in the net loss of $30,000 is principally related to decreases in research and development expenses.
          Research and development expenses for the three month period ended March 31, 2007 amounted to $235,000 as compared to $397,000 for the three month period ended March 31, 2006. This decrease of $162,000 is principally attributable to decreased costs associated with commercializing our technologies.
          General and administrative expenses for the three month period ended March 31, 2007 amounted to $596,000 as compared to $472,000 for the three month period ended March 31, 2006. This increase amounted to $124,000 and is principally due to the expensing of 50,000 warrants in the first quarter of 2007 compared to expensing 46,750 warrants in the first quarter of 2006. As of March 31, 2007 and 2006, these warrants were value by utilizing the current market stock price at time of issuance and the Company recorded a charge of $249,000 and $91,000, respectively. There was also a decrease in other normal consulting expenses of $34,000 for the three month ended March 31, 2007 as compared to the three month period ending March 31, 2006.

(d) Liquidity and Capital Resources
          The company’s business activities during the three month period ended March 31, 2007 were funded principally through cash on hand as the result of the sale of 273,250 shares of Class A Preferred for $1,093,000 and sale of 55,000 shares of Class B Preferred for $274,000 during the year ended December 31, 2006. The company’s business activities during the three month period ended March 31, 2006 were funded principally through the sale of 58,250 Class A Preferred for $233,000.
          During the three month periods ended March 31, 2007 and 2006, the company issued 45,977 and 140,065, respectively, shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work and litigation. As of March 31, 2007 there are 4,920,652 shares available for future grants under the plan. The increase in the number of shares available under the plan as of March 31, 2007, is attributable to the approval by the company’s Board of Directors on October 13, 2006, to increase the number of shares authorized for issuance under the plan to 10,000,000.
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
          For calendar 2007, each of the Gleasmans from time to time may sell, from his own personal holdings of Torvec, an average of approximately 500 common shares at prevailing market prices at the time of sale. The total number of shares sold under this plan, if shares were sold on a daily basis throughout the remainder of the 2007 year, would represent approximately 3% of the current Gleasman family holdings. No shares were sold by the Gleasmans under this plan for the quarter ended March 31, 2007.
          At March 31, 2007 and December 31, 2006, the company’s cash position was $451,000 and $720,000, and the company had a working capital deficiency of $1,473,000 and $1,157,000. The company’s cash position at anytime during the three month periods ended March 31, 2007 and 2006 was directly dependent upon its success in selling Class A Preferred since the company did not generate any revenues. The company believes that current, ongoing discussions with governmental and private sector companies worldwide could very well create a significant revenue producing event during the 2007 calendar year. However, it can not predict when such a transaction will be consummated and therefore, the company does not know whether it will generate significant revenues from its business activities during the 2007 calendar year.
          At March 31, 2007 and December 31, 2006, the company had accounts payable and accrued expenses of $1,712,000 and $1,686,000.
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
Impairment of Long-Lived Assets
          The company follows SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets. Management is also required to evaluate the useful lives each reporting period. When events or circumstances indicate, our long-lived assets, including intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment. See management’s discussion of its determination that the carrying value of the company’s ice technology was impaired under SFAS No. 144 as of December 31, 2006 on page 31 of this quarterly report.
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
(f) Impact of Inflation
          Inflation has not had a significant impact on the company’s operations to date and management is currently unable to determine the extent inflation may impact the company’s operations during the three month period ended March 31, 2007.
(g) Quarterly Fluctuations
          As of March 31, 2007 and 2006, the company had not engaged in significant revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At March 31, 2007, the company does not engage in investment activities and has no material, outstanding indebtedness that would subject it to commodity price and/or equity price market risk. The company does not engage in activities that would subject it to foreign currency exchange rate risk. On June 19, 2006, a shareholder advanced the company $250,000 by depositing the full amount with the Monroe County Treasurer in order to perfect a stay with respect to a lower Court order directing the company to transfer 40,000 common shares and 245,000 common stock warrants to a management consulting firm with which the company is in litigation. The company agreed to reimburse the shareholder on a current basis in cash for his interest expense, currently at a rate of 8.75% per annum. The rate is variable depending upon the prime rate while the advance remains outstanding and, thus, the company is subject to market risk with respect the amount of interest payable.
On March 16, 2007, the Appellate Court unanimously reversed the lower Court’s judgment against the company and, as a result, on April 5, 2007, the lower Court ordered the $250,000, less administrative expenses of $4,032, returned to the company. The company has repaid the full amount of the advance, $250,000, to the shareholder.
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
The company’s management, including the chief executive officer and interim chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2007 pursuant to Rule 13a-15(b) under the Exchange Act and has concluded that our disclosure controls and procedures were effective as of March 31, 2007.
Changes in Internal Control Over Financial Reporting
The company’s management, with the participation of the company’s chief executive officer and interim chief financial officer, has concluded that there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that Court’s (the “lower Court”) determination of the June and/or April agreements with the management consulting firm are null and void and unenforceable as against the company, its officers and directors.
On February 1, 2006, the company moved for an order granting summary judgment in favor of the company and for such other and further relief as the lower Court deemed just and proper. The company’s motion was based upon its contention that specific provisions of the purported agreements unduly restrict the right of the board to manage the company’s affairs and, therefore, the agreements are null and void. The provisions require that James and Keith Gleasman, as directors and shareholders of the company, vote their shares and vote as directors to perpetuate certain members of the management consulting firm as directors and officers of the company. The company’s motion was also based upon its view that the enforcement of the purported agreements would result in unjust enrichment since the company believes that the management consulting firm has not provided the services called for under the agreements and that the firm has already been paid far more than the value of the services actually rendered by it. In the company’s view, the management consulting firm, in effect, breached any relationship it may have had with the company by failing to perform the services it had promised it would perform for the company.
On April 27, 2006, the lower Court dismissed the company’s summary judgment motion as to the illegality of the agreements. In addition, the lower Court granted the management consulting firm’s motion for summary judgment as to a limited number of counterclaims brought against the company solely with respect to the February 20th agreement. On May 8, 2006, the lower Court entered a judgment and order directing the company to honor the exercise of two warrants (under both the February and June agreements) which had previously presented to the company for an aggregate 40,000 common shares and, in addition, grant a warrant to the management consulting firm for 245,000 common shares under the contested equity incentive provision, exercisable at $.01 per common share. The lower Court also ordered the company to honor the approximately 511,200 additional warrants previously granted to the firm under the contested June and April agreements if and to the extent such firm exercised such warrants.
On June 16, 2006, the lower Court granted the company’s request to stay the terms of its May 8, 2006 judgment and order, conditioned upon the deposit of the 40,000 shares and 245,000 warrants with the Monroe County Clerk and further conditioned upon the deposit of $250,000 in escrow with the Monroe County Treasurer. The company complied with both conditions on June 19, 2006 and, therefore, the stay became effective.
Compliance with the lower Court’s May 8, 2006 order required the company to issue 40,000 shares of common stock and grant of 245,000 common stock warrants. Compliance with future adverse orders, if any, rendered by the lower Court similarly may require the issuance of additional shares of common stock, the issuance of additional warrants and/or the payment of damages. The 40,000 shares represent the number of warrants tendered for exercise by the management consulting firm, which the company had not honored upon presentation. The company has previously recorded a charge at the date of grant. The 245,000 common stock warrants were fair valued and the company recorded a compensation charge of $629,000 as of the year ended December 31, 2006.
The company believes the lower Court’s May 8, 2006 judgment, order and decision contain numerous reversible errors and on May 9, 2006, the company filed a notice of appeal with respect to the lower Court’s judgment, order and decision with the Appellate Division of the Supreme Court, Fourth Department (“Appellate Court”).
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
Pursuant to the lower Court order dated April 5, 2007, the company rescinded and cancelled the stock certificate for 40,000 common shares issued to the management consulting firm and rescinded and cancelled the 245,000 common stock warrants previously issued to such firm.
The company has also filed a new lawsuit against the same management consulting firm in the Supreme Court, Seventh Judicial District, alleging that the company has been damaged in excess of $6 million by such firm. The company alleges that such harm was caused by the failure of the management consulting firm to fulfill its obligations to the company, breach of contract, breach of fiduciary duty, fraud, conversion, unjust enrichment and by fraudulently inducing the company to enter into a series of purported agreements by which the management consulting firm was paid amounts far in excess of the benefits derived from its services. The company is demanding that the management consulting firm pay at least $6 million in damages to the company for the harm it has caused.
There is no other litigation involving the company. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the company.
Item 1A. Risk Factors.
There have been no significant changes to the risk factors facing the company as disclosed in the Company’s Form 10-K for the year ended December 31, 2006, other than those described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation; Item 3, Quantitative and Qualitative Discussions About Market Risk; and Part II, Item 1, Legal Proceedings, all as set forth herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
All sales of unregistered equity securities taking place during the quarter ended March 31, 2007 were timely reported in current reports on Form 8-K filed by the company.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None.

Item 6. Exhibits
Exhibits as required by Item 601 of Regulation S-K, as applicable, are attached to this quarterly report (Form 10-Q). The Exhibit Index is found on the page immediately succeeding the signature page, and the Exhibits follow on the pages immediately succeeding the Exhibit Index.
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession
2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.
(3)	Articles of Incorporation, By-laws
3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A , Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.5	Certification of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.

3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing the authorized common shares from 40,000,000 to 400,000,000 common shares, incorporated by reference to annual report ( Form 10-K ) filed for the calendar year ended December 31, 2006.
(4)	Instruments defining the rights of holders including indentures

None

(9)	Voting Trust Agreement

None

(10)	Material Contracts
10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, and April 20, 2004 respectively;

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31,2004;

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steven Urbanik, Floyd G. Cady,Jr., and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005,incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005.

10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004, creating the non-management directors plan, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2006.

10.47	Excerpts from minutes of the meeting of Board of Directors Torvec, Inc., adopting changes to the non-management directors plan creating a commercialized event plan, approving an increase in shares to be issued under business consulting plan and adopting recommendation that shareholders increase number of authorized common shares from 40,000,000 to 400,000,000 common shares, incorporated by reference to Form 8-K filed on October 16, 2006.

10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm, incorporated by reference to Current Report (Form 8-K) filed on June 20, 2006;

10.49	Letter agreement with American Continental Group, LLC, executed on October 22, 2006, incorporated in reference to Current Report (Form 8-K) filed on October 30, 2006;

10.50	New York State School Bus Proposal incorporated by reference to Quarterly Report (Form 10-Q) filed for quarter ended March 31, 2006;

10.51	Order of Supreme Court of the State of New York directing the Monroe County Clerk to release back to the company 40,000 common shares and 245,000 common stock warrants issued to a management consulting firm with which the company is in litigation and held in escrow by such Clerk by virtue of a previous court order and directing the return to the company of a $250,000 (less administrative fee) undertaking deposited with the Monroe County Treasurer in connection with the same litigation.
(11)	Statement regarding computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

(16)	Letter on change in certifying accountant

None

(18)	Letter regarding change in accounting principles

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

TORVEC, INC.

Date: May 14, 2007	By: /s/ James Y. Gleasman James Y. Gleasman, Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 14, 2007	By: /s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer and Interim Chief Financial Officer

EXHIBIT INDEX

EXHIBIT			PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

	2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.	N/A

(3)	Articles of Incorporation, By-laws

	3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.5	Certification of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.	N/A

	3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26,2007 increasing authorized common shares from 40,000,000 to 400,000,000 common shares	N/A

(4)	Instruments defining the rights of holders including indentures

	None		N/A

(9)	Voting Trust Agreement

	None		N/A

(10)	Material Contracts

	10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

EXHIBIT			PAGE

	10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;	N/A

	10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999 as amended by reference to Form S-8 Registration Statement registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000 and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003 and April 20, 2004 respectively;	N/A

	10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;	N/A

	10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;	N/A

	10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;	N/A

	10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

	10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

	10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

	10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

EXHIBIT			PAGE

	10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

	10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

	10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;	N/A

	10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

EXHIBIT			PAGE

	10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

	10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

	10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;;	N/A

	10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

	10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

	10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;	N/A

	10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

	10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

	10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

	10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

	10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

	10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

EXHIBIT			PAGE

	10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

	10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

	10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steve Urbanik, Floyd G. Cady, Jr. and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated b y reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005	N/A

	10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004, creating the non-management directors plan, incorporated by reference to Form 10-KSB for fiscal year ended December 31, 2005	N/A

	10.47	Excerpts from minutes of the meeting of Board of Directors Torvec, Inc., adopting changes to the non-management directors plan creating a commercializes event plan, approving an increase in shares to be issued under business consulting plan and adopting recommendation that shareholders increase number of authorized common Shares from 40,000,000 to 400,000,000, incorporated by reference to Form 8-K filed on October 16, 2006.	N/A

EXHIBIT			PAGE

	10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm, incorporated by reference to Current Report (Form 8-K) filed on June 20, 2006;	N/A

	10.49	Letter agreement with American Continental Group, LLC dated October 27, 2006 incorporated by reference to Current Report ( Form 8-K) filed on October 30, 2006;

	10.50	New York State School Bus Proposal, incorporated by reference to Quarterly Report (Form 10-Q) filed for the quarter ended March 31, 2006;

	10.51	Order of Supreme Court of the State of New York directing the Monroe County Clerk to release back to the company 40,000 common shares and 245,000 common stock warrants issued to a management consulting firm with which the company is in litigation and held in escrow by such Clerk by virtue of a previous court order and directing the return to the company of a $250,000 (less administrative fee) undertaking deposited with the Monroe County Treasurer in connection with the same litigation.	51

(11)	Statement regarding computation of per share earnings (loss)		N/A

Not applicable

(14)	Code of Ethics		N/A

(16)	Letter on change in certifying accountant		N/A

None

(18)	Letter regarding change in accounting principles		N/A

None

(20)	Other documents or statements to security holders		N/A

None

(21)	Subsidiaries of the registrant		N/A
Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)
IVT Diesel Corp. (New York)
Variable Gear, LLC (New York)

EXHIBIT		PAGE

(22)	Published report regarding matters submitted to vote of security holders	N/A

None

(23)	Consents of experts and counsel	N/A

(24)	Power of attorney	N/A

None

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications	52

(32)	Section 1350 Certifications	53

(99)	Additional exhibits	N/A

None