Form 10-Q
period 2007-06-30
TORVEC INC
filed 2007-08-16
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-24455
TORVEC, INC.
(Exact name of registrant as specified in its charter)

New York	16-1509512
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
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
Yes ☐      No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	August 10, 2007

Common Stock, $.01 par value	31,451,025

Options Outstanding

1,823,895

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
INDEX

		PAGE
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Torvec, Inc. and Subsidiaries Condensed Consolidated Balance Sheets — June 30, 2007 (Unaudited) and December 31, 2006 (Derived from Audited Financial Statements)	3

	Torvec, Inc. and Subsidiaries Condensed Consolidated Statements of Operations— Three and Six Months Ended June 30, 2007 and 2006 (Unaudited) and September 25, 1996 (Inception) through June 30, 2007	4

	Torvec, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows — Three and Six Months Ended June 30, 2007 and 2006 (Unaudited) and September 25, 1996 (Inception) through June 30, 2007	5

	Notes to Condensed Consolidated Financial Statements	6 - 29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	41 - 46

	SIGNATURES PAGE	47

	EXHIBIT INDEX	48

EX-31.1
EX-32
EX-31.1
EX-32

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
		(Derived from
		Audited Financial
	(Unaudited)	Statements)
ASSETS
Current assets:
Cash	$638,000	$720,000
Accounts receivable	28,000	—
Prepaid expenses and other receivable	69,000	73,000

Total current assets	735,000	793,000

Property and Equipment:
Office equipment	44,000	44,000
Shop equipment	126,000	126,000
Leasehold improvements	3,000	3,000
Transportation equipment	106,000	106,000

	279,000	279,000
Less accumulated depreciation and amortization	144,000	123,000

Net property and equipment	135,000	156,000

Other Assets:
Deposits	2,000	252,000

Total Other Assets	2,000	252,000

	$872,000	$1,201,000

LIABILITIES
Current liabilities:
Notes payable, current portion	$14,000	$14,000
Accounts payable	153,000	145,000
Accrued liabilities	1,632,000	1,541,000
Advance from stockholder	—	250,000

Total current liabilities	1,799,000	1,950,000

Deferred revenue	500,000	150,000
Notes payable, net of current portion	53,000	59,000

Total liabilities	2,352,000	2,159,000

Commitments and other matters
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.01 par value, 100,000,000 shares authorized
3,300,000 designated as Class A, Non-voting, cumulative dividend $.40 per share, per annum, convertible, 732,493 shares issued and outstanding (liquidation preference $3,554,898)	9,000	9,000
300,000 designated as Class B, Non-voting, cumulative dividend $.50 per share, per annum, convertible, 97,500 shares issued and outstanding (liquidation preference $287,511)	—	—
Common stock, $.01 par value, 400,000,000 shares authorized, 31,401,415 and 31,307,792 issued and outstanding, at June 30, 2007 and December 31, 2006, respectively	314,000	313,000
Additional paid-in capital	45,002,000	43,767,000
Deficit accumulated during the development stage	(46,805,000)	(45,047,000)

	(1,480,000)	(958,000)

	$872,000	$1,201,000

See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

					September 25,
					1996
					(Inception)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007
Revenue	$28,000	$—	$28,000	$—	$28,000
Cost of goods sold	26,000	—	26,000	—	26,000

Gross profit	2,000	—	2,000	—	2,000

Cost and expenses:
Research and development	155,000	521,000	390,000	918,000	14,480,000
General and administrative	904,000	1,211,000	1,500,000	1,667,000	32,658,000
Asset impairment	—	—	—	—	1,071,000

Loss from operations	(1,057,000)	(1,732,000)	(1,888,000)	(2,585,000)	(48,207,000)

Other income
Other income	130,000	—	130,000	—	130,000

Loss before minority interest	(927,000)	(1,732,000)	(1,758,000)	(2,535,000)	(48,077,000)

Minority interest in loss of consolidated subsidiary	—	—	—	8,000	1,272,000

Net loss	(927,000)	(1,732,000)	(1,758,000)	(2,593,000)	(46,805,000)
Preferred stock beneficial conversion feature	—	—	—	—	763,000
Preferred stock dividend	85,000	57,000	170,000	112,000	698,000

Net loss attributable to common stockholders	$(1,012,000)	$(1,789,000)	$(1,928,000)	$(2,705,000)	$(48,266,000)

Basic and diluted net loss attributable to common stockholders per share	$(0.03)	$(0.06)	$(0.06)	$(0.09)

Basic and diluted weighted average number of shares of common stock	31,370,515	30,305,000	31,352,029	30,217,000

     See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			September 25,
			1996
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(1,758,000)	$(2,593,000)	$(46,805,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,000	448,000	2,357,000
Loss on impairment of license	—	—	1,071,000
Impairment of Goodwill	19,000	—	19,000
Gain on sale of fixed assets	—	—	(10,000)
Minority interest in loss of consolidated subsidiary	—	(8,000)	(1,272,000)
Compensation expense attributable to common stock in Subsidiary	—	—	619,000
Common stock issued for services	417,000	589,000	11,023,000
Shares issued for future consulting services	—	(11,000)	103,000
Stockholder contribution of services	150,000	150,000	2,259,000
Compensatory common stock, options and warrants	650,000	1,106,000	17,252,000
Changes in:
Accounts receivable	(28,000)	—	(28,000)
Prepaid expenses	4,000	(13,000)	92,000
Deposits	—	(250,000)	(2,000)
Accounts payable and accrued expenses	99,000	(10,000)	369,000
Deferred revenue	350,000	—	500,000

Net cash used in operating activities	(76,000)	(592,000)	(9,129,000)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(279,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of fixed asset	—	—	10,000

Net cash used in investing activities	—	—	(285,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	—	4,000	6,500,000
Net proceeds from sales of preferred stock	—	334,000	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Proceeds from long — term borrowings	—	250,000	85,000
Repayments of long — term debt	(6,000)	(2,000)	(42,000)
Proceeds from stockholders’ loans-net	—	—	103,000
Distributions	—	—	(365,000)

Net cash (used in) provided by financing activities	(6,000)	586,000	10,052,000

Net (decrease) increase in cash	(82,000)	(6,000)	638,000
Cash at beginning of period	720,000	51,000

Cash at end of period	$638,000	$45,000	$638,000

Supplemental Disclosures:
Interest paid	$8,000
Shares issued for future consulting services	—	$192,000

Net cash investing and financing activities:
Shares issued for acquisition of Variable Gear, LLC	19,000	—

     See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Note A — The Company and Basis of Presentation
The interim information contained herein with respect to the three and six month periods ended June 30, 2007 and 2006 and the period from September 25, 1996 (inception) through June 30, 2007 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-Q and Item 310(b) of Regulation S-K. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three and six month periods ended June 30, 2007 and 2006, and since inception. The results are not necessarily indicative of results to be expected for the entire year.
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
On November 29, 2000, the company acquired Ice Surface Development, Inc. which had been incorporated in May 2000 for 1,068,354 shares of common stock valued at approximately $3,405,000. The acquisition was accounted for under the purchase method. On March 31, 2002, the company granted to three former officers of the company 28% of Ice in exchange for previously granted fully vested options (See Note C). The exchange was valued at $618,000 and the carrying portion of the company’s investment deemed sold of $850,000 is reflected as a reduction of additional paid-in capital in stockholders’ deficiency.
Effective June 15, 2007, Ice Surface Development, Inc. assigned the license to an unrelated company, Ice Engineering, LLC in exchange for Ice Engineering’s agreement to pay the shareholders of the company’s majority owned subsidiary, Ice Surface Development, Inc., an annual royalty equal to 5% of the annual gross revenues generated by the license and its agreement to assume the obligations to Dartmouth College under the license. See Note B [5].
The company’s financial statements have been prepared assuming the company will continue as a going concern. For the period from September 25, 1996 (inception) through June 30, 2007, the company has accumulated a deficit of $46,805,000, and at June 30, 2007 has a negative working capital position of $1,064,000 and Stockholders’ Deficiency of $1,480,000. The company has been dependent upon equity financings, advances from stockholders and issuance of stocks and warrants to meet its obligations and sustain operations. The company’s efforts have been principally devoted to the development of its technologies and commercializing its products. Management believes that based upon the company’s current cash position, its budget for business operations through June 30, 2008 and an outstanding commitment from a director/officer to fund any deficiencies which may arise, the company will be able to continue operations for the next twelve months. The company’s ability to continue as a going concern is ultimately dependent upon achieving profitable business operations and generating sufficient cash flows from operations to meet future obligations.
On January 25, 2007, the company’s shareholders approved an increase in common shares the company is authorized to issue from 40,000,000 to 400,000,000.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Note B — Summary of Significant Accounting Policies
[1]	Consolidation:

The financial statements include the accounts of the company, its majority-owned subsidiary, Ice Surface Development, Inc. (69.26% owned at June 30, 2007 and 2006), and its wholly owned subsidiaries Iso-Torque Corporation, IVT Diesel Corp. and Variable Gear LLC. All material intercompany transactions and account balances have been eliminated in consolidation.

[2]	Accounts Receivable

Accounts receivable are stated at estimated net realizable value. The company expects to evaluate its allowance for doubtful accounts based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off when collection efforts have been exhausted and the potential for recovery is considered remote. The company has not recorded an allowance against receivables based upon management’s estimate.

[3]	Property and Equipment:

Equipment, including a prototype vehicle, is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are being amortized over shorter of lease term or useful life.

[4]	Research and development and patents:

Research and development costs and patent expenses are charged to operations as incurred.

[5]	License:

Charges for amortization in the three and six month period ended June 30, 2006 were $214,000 and $428,000. Such amortization expense was included in research and development expense. In December, 2006, the company concluded that there was an impairment of the Ice technology and has written off the remaining balance of $1,071,000 in accordance with SFAS No. 144. Effective June 15, 2007, the company assigned the license to Ice Engineering, LLC. in exchange for Ice Engineering’s agreement to pay the shareholders of the company’s majority owned subsidiary, Ice Surface Development, Inc., an annual royalty equal to 5% of the annual gross revenues generated by the license and its agreement to assume all of the obligations to Dartmouth College under the license.

[6]	Use of estimates:

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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Note B — Summary of Significant Accounting Policies (continued)
[7]	Loss per common share:

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At June 30, 2007 and 2006, the company excluded 4,796,536 and 4,199,859 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive.
[8]	Fair value of financial instruments:

The carrying amount of cash, prepaid expenses, accounts payable, notes payable, advance from stockholder and accrued expenses approximates their fair value due to the short maturity of those instruments.

[9]	Stock-based compensation:

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

[10]	Revenue recognition policy:

The company recognizes revenue when the amounts become fixed and determinable. Revenue is recognized when product is shipped, title has passed, collections are reasonably assured and the company has no further obligation to its customers. All sales are final with no right of return except for defective product.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Note B — Summary of Significant Accounting Policies (continued)
[11]	Shipping and handling costs

Shipping and handling costs are classified in general and administrative expenses in the consolidated statements of operations. Shipping and handling costs were approximately $2,000 and $5,000 for the three and six months ended June 30, 2007. There were no shipping and handling cost recorded for the three and six months ended June 30, 2006.

[12]	Income taxes

The Company adopted Financial Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment to unrecognized tax benefits. At the adoption date of January 1, 2007, we had $11,764,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2007 we have $12,362,000 unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Tax years 1999–2006 remain open to examination by the major taxing jurisdictions to which we are subject.

[13]	Recent accounting pronouncements:

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
June 30, 2007
NOTE C — LICENSE FROM THE TRUSTEES OF DARTMOUTH COLLEGE
On November 28, 2000, the company’s subsidiary, Ice Surface Development, Inc., entered into a 20-year exclusive license with the Trustees of Dartmouth College (“Dartmouth”) for land-based applications to a novel ice adhesion modification system developed by Dr. Victor Petrenko at Dartmouth’s Thayer School of Engineering. The license agreement provided for a single payment of $140,000 (paid in 2000) for sponsored research and a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provided for the payment of 50% of sub-license fee income.

Expense for the above agreements totaled $5,750 and $5,750 for the three month periods ended June 30, 2007 and 2006 and totaled $5,750 and $11,500 for the six month periods ended June 30, 2007 and 2006. While in management’s opinion, the carrying value of the license had been impaired as of and for the year ended December 31, 2006, the company’s obligations under the license remained in effect.

Effective June 15, 2007, Ice Surface Development, Inc. assigned the license to an unrelated company, Ice Engineering, LLC in exchange for Ice Engineering’s agreement to pay the shareholders of the company’s majority owned subsidiary, Ice Surface Development, Inc., an annual royalty equal to 5% of the annual gross revenues generated by the license and its agreement to assume the obligations to Dartmouth College under the license.

Separately, Ice Engineering, LLC agreed to reimburse approximately $3,500,000 of acquisition and maintenance costs expended by the company in connection with the ice technology. Pursuant to the reimbursement agreement, the company received $500,000 on June 15, 2007. The $3,000,000 balance is to be paid at the rate of $300,000 per quarter commencing March 1, 2008, less approximately $91,000 in fees payable to Dartmouth College accrued through June 14, 2007 to be deducted from the first quarterly reimbursement amount.
NOTE D — RELATED PARTY TRANSACTIONS
[1]	Commencing January 1, 2004, James Y Gleasman and Keith E. Gleasman (“the Gleasman”) entered into an arrangement with the company to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company on a noncompensated basis. In addition, Keith E. Gleasman will continue to serve as President and as a director and James Y. Gleasman will serve as Chief Executive Officer, Interim Chief Financial Officer and as a director, again on a noncompensated basis. In accordance with this arrangement, for the three and six month periods ended June 30, 2007 and 2006, the company did not pay the Gleasmans any consulting fees for their services. The company recorded approximately $75,000 for the estimated value of these services for each quarterly period as a contribution to capital based upon approved time and hours spent. For each quarterly period through March 31, 2007, the company recorded $50,000 to research and development and $25,000 to general and administrative. For the quarterly period ended June 30, 2007, the company recorded $25,000 to research and development and $50,000 to general and administrative to reflect the company’s operational shift from development of its technologies to the promotion and marketing of its technologies.

[2]	Payments to a member of the Gleasman family for administrative, engineering and technological services amounted to $ 23,400 and $6,750 for the three month periods ended June 30, 2007 and 2006 and $41,900 and $17,790 for the six month periods ended June 30, 2007 and 2006.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
NOTE E — ACCOUNTS PAYABLE AND ACCRUED LIABILITY EXPENSES
At June 30, 2007 and December 31, 2006, accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2007	2006
Professional fees	$80,000	$191,000
Non-management Directors compensation	42,000	—
Other accrued expenses	168,000	—
Salaries to officer/shareholders of Ice (Note C)	1,495,000	1,495,000

	$1,785,000	$1,686,000

NOTE F-— SHAREHOLDER, OFFICER AND OTHER NOTES PAYABLE
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

The following represents the required minimum payments per annum as of June 30, 2007:

For the year ended June 30,
2008	$21,000
2009	20,000
2010	20,000
2011	17,000
2012	2,000

Total minimum payments	80,000

Less-amount representing interest	13,000

67,000
Less-Current Maturities	14,000

Long Term Portion	$53,000

Interest expense for the three and six month periods ended June 30, 2007 and 2006 was $2,000 and $500 and $7,000 and $1,000, respectively.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
NOTE F-— SHAREHOLDER, OFFICER AND OTHER NOTES PAYABLE (continued)
[2] Advance from Shareholder
On June 19, 2006, a shareholder deposited $250,000 with the Monroe County, New York Treasurer representing the undertaking required to stay execution of a May 8, 2006 court order with respect to 40,000 common shares, 245,000 common stock warrants and 511,200 unexercised previous issued stock warrants pending the appellate court’s disposition of the company’s appeal of the court’s May 8, 2006 order. (See Note I).

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

On March 16, 2007, the Appellate Division of the New York State Supreme Court reversed the lower Court’s May 8, 2006 order in its entirety. Pursuant to such reversal, on April 5, 2007, the lower Court ordered the return of the $250,000 deposit (less administrative costs of $4,032) to the company. The company repaid the entire $250,000 to the shareholder in April, 2007. Interest expense for the quarter ended June 30, 2007 amounted to $1,334.
Note G — STOCKHOLDERS’ DEFICIENCY
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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Note G — Stockholders’ Deficiency (continued)
[1]	Class A Preferred stock: (continued)

The company has sold an aggregate 773,543 Class A Preferred for aggregate proceeds of $3,062,046. Class A Preferred shareholders have converted 41,050 Class A Preferred for an equal number of common shares.

The company sold 25,000 Class A Preferred to investors for proceeds of $100,000 during the three month period ended June 30, 2006 and 83,250 Class A Preferred for proceeds of $334,000 during the six month period ended June 30, 2006. The company issued 25,000 common stock warrants to investors in connection with the purchase of Class A Preferred for the three month period ended June 30, 2006 and 43,750 common stock warrants for the six month period ended June 30, 2006. All such warrants are exercisable at $.01 per common share. 12,500 warrants were exercised during the three and six month period ended June 30, 2006. The company did not have any sales of preferred stock or issues of warrants during the three and six month periods ended June 30, 2007.

At June 30, 2007 and 2006, Class A Preferred dividends in arrears amounted to approximately $629,000 and $350,000, respectively.

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

During the three and six month periods ended June 30, 2007 and 2006, the company did not sell any Class B Preferred.

At June 30, 2007 and 2006, Class B Preferred dividends in arrears amounted to approximately $74,000 and $39,000, respectively.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Note G — Stockholders’ Deficiency (continued)
[3]	Business Consultants Stock Plan:

For the three month periods ended June 30, 2007 and 2006, the company issued 74,646 and 197,098 common shares to business consultants under the Business Consultants Stock Plan and charged $295,000 and $355,000 to operations in connection with these share issuances. For the six month periods ended June 30, 2007 and 2006, the company issued 120,623 and 337,163 common shares and charged $661,000 and $592,000 to operations. Share issuances are valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which are valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which are valued as of the end of each quarter effective October 13, 2006. As of June 30, 2007, 4,855,029 shares are available for future issuances under the Business Consultants Stock Plan.

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

During the three month period ended June 30, 2006, the company granted 13,250 warrants under the Nonmanagement Directors Plan and recorded a charge of approximately $23,000 to general and administrative expenses. During the six month period ended June 30, 2006, the company granted 26,500 warrants and the company recorded a charge of approximately $48,000 to general and administrative expenses. During the three month period ended June, 2006, no warrants were exercised. During the six month periods ended June 30, 2007 and 2006, 6,000 and 15,000 previously issued warrants were exercised. The company did not grant any warrants for the three and six months ended June 30, 2007.

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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Note G — Stockholders’ Deficiency (continued)
[4]	Nonmanagement Directors Plan: (continued)

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

For the three month period ended June 30, 2007, the company issued 9,982 common shares pursuant to the Nonmanagement Directors Plan to satisfy the March 31, 2007 payable in the amount of $41,925 and recorded a charge of $41,925 during such period.

[5]	Shares issued for services and rent:

During 1997, the company granted 12,000 and 2,000 shares of common stock for services provided. The company valued the shares at their fair value of $1.50 and $3.00 per share, respectively. During 1998, the company granted 1,000 shares of common stock, valued at $3.00 per share, for services provided. During 2003 and 2002, 15,640 and 134,964 restricted shares were issued for services aggregating approximately $18,000 and $198,000 respectively. During 2005 and 2004, 100,000 and 35,000 restricted shares were issued for services and rent aggregating approximately $259,500 and $194,000. During the three and six month periods ended June 30, 2007 and 2006, no restricted shares were issued.

[6]	Business, Financial and Engineering Consultants:

In connection with its business and financial operations for the three month period ended June 30, 2006, the company issued 46,750 warrants exercisable for five years at $0.01 per common share to business, financial and engineering consultants. During the six month periods ended June 30, 2006, the company issued 270,000 warrants exercisable for five years at $0.01 per common share to such consultants. In connection with the issuance of these warrants, the company recorded a charge of $91,000 and $463,000 in consulting expense for the three months and six months ended June 30, 2006. During the three and six month periods ended June 30, 2006, none of these warrants were exercised.

In connection with its business and financial operations for the three month period ended June 30, 2007 the company issued 100,000 warrants exercisable for ten years at $5.00 per common share to business, financial and engineering consultants. During the six month period ended June 30, 2007, the company issued 150,000 warrants exercisable for ten years at $5.00 per common share to such consultants. In connection with the issuance of these warrants, the company recorded a charge of $401,000 in consulting expense for the three months ended June 30, 2007 and a charge of $650,000 for the six month period ended June 30, 2007 and 2006. The 50,000 warrants issued during the first quarter of 2007 require that the company engage in a commercializing event for the warrants to become exercisable. During the three and six month periods ended June 30, 2007 and 2006, none of these warrants were exercised.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Note G — Stockholders’ Deficiency (continued)
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

In 2001, the company granted 100,000 options to an officer in his capacity as a consultant under the Option Plan exercisable immediately at $5.00 per common share. In connection with this grant, the company recorded a stock compensation charge of $398,000. The option expires in August 28, 2011.

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

No options were granted under the Option Plan during the three and six month periods ended June 30, 2007 and 2006.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Note G — Stockholders’ Deficiency (continued)
[7]	Stock Option Plan (continued)
A summary of options granted under the Option Plan is set forth in the following table:

	Six Months Ended June 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,823,895	$4.92	1,823,895	$4.92
Granted	—	—	—	—

Outstanding at June 30, 2007	1,823,895	4.92	1,823,895	4.92

Options exercisable June 30, 2007	1,823,895	4.92	1,823,895	4.92

At June 30, 2007, 176,105 options are available for future grants under the Plan.
The following table represents information relating to stock options outstanding at June 30, 2007:

Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
	Exercise	Remaining Life		Exercise
Shares	Price	in Years	Shares	Price
1,773,895	$5.00	3.19	1,773,895	$5.00
50,000	2.26	5.92	50,000	2.26

1,823,895	4.92	3.34	1,823,895	4.92

As of June 30, 2007, the company did not have any unrecognized stock compensation related to unvested awards.
The company did not record any stock based compensation for the three and six month periods ended June 30, 2007 and 2006.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Note G — Stockholders’ Deficiency (continued)
[7] Stock Option Plan (CONTINUED)
The following summarizes the activity of the company’s stock options for the three and six month periods ended June 30, 2007 and 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Number of shares under option plan:
Outstanding at January 1, 2007	1,823,895	$4.92
Granted
Exercised
Canceled or expired

Outstanding at June 30, 2007	1,823,895	$4.92	3.34	$62,000

Exercisable at June 30, 2007	1,823,895	$4.92	3.34	$62,000

At June 30, 2007, all outstanding options were fully vested.
At June 30, 2007 the company has 134,964 restricted shares issued outside the plan.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Note G — Stockholders’ Deficiency (continued)
[8] Warrants:

As of June 30, 2007, outstanding warrants to acquire shares of the company’s common stock are as follows:

		Number of
Exercise		Shares
Price	Expiration	Exercisable
$1.52	September 18, 2007	2,500	Note H(2)
(a)	(a)	125,000	(a)
$.75	None	500,000	(b)
$.01	None	511,200	(c)
$.01	None	54,500	(d)
$.01	None	39,000	(e)
$5.00	10 years	505,000	(f)
$.01	None	6,000	(g)
$.01	None	25,000	(h)
$1.00	None	20,500	(i)
(j)	(j)	(j )	(j)
$3.27	10 years	400,000	(k)
$3.75	10 years	200,000	(l)
$5.00	10 years	50,000	(m)
$5.00	10 years	100,000	(n)

(a)	Exercisable only if company has an IPO at the IPO price and exercisable five years from IPO. Through June 30, 2007, the company has not completed an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Note G — Stockholders’ Deficiency (continued)
[8] Warrants: (continued)
(c)	The company has issued 1,080,000 warrants, exercisable at $.01 per share, to a management consulting firm in accordance with agreements between the company and a management firm. 528,800 of these warrants have been exercised for aggregate proceeds of $5,484. In accordance with the court of original jurisdiction’s order rendered on May 8, 2006 in connection with the litigation against such consulting firm as more fully described in Note I, the company was required to honor immediately the exercise of 40,000 common stock warrants at $.01 per common share, to issue 245,000 common stock warrants, exercisable at $.01 per common share and to honor, if and when presented for exercise, 511,200 previously issued unexercised warrants. The company appealed the lower court’s order to the Appellate Division of the New York State Supreme Court. On March 16, 2007, the Appellate Division unanimously reversed the lower court’s decision. During the pendency of its appeal, the company had been required to issue and deposit with the Clerk of the Court for Monroe County, New York, 40,000 common shares and 245,000 additional common stock warrants and deposit $250,000 with the Monroe County, New York Treasurer’s office. As a result of the Appellate Division’s decision, on April 5, 2007, the lower court ordered the return of the 40,000 shares, 245,000 warrants and $250,000 to the company. Upon such return, the shares and warrants were cancelled. Thus, 511,200 warrants does not include either the 40,000 warrants or the 245,000 warrants cancelled on the company’s books. See Notes I and J.

(d)	The company issued an aggregate 123,500 warrants to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. For the years ended December 31, 2006, 2005 and 2004, the company issued 26,500, 44,000 and 53,000 warrants, immediately exercisable for a ten year term at $.01 per common share. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note G [4]). During the three month periods ended June 30, 2007 and 2006, no warrants were exercised. During the six month periods ended June 30, 2007 and 2006, 6,000 and 15,000 of these warrants were exercised for proceeds of $60 and $150.

(e)	In 2005, the company issued 12,000 warrants to a consultant, immediately exercisable at .01 per common share. During 2005, 3,000 warrants were exercised for proceeds of $30. In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share.

(f)	During 2005, the company issued 210,000 warrants to certain engineering consultants, exercisable immediately for a ten year term at $5.00 per common share. During 2006, the company issued 295,000 warrants to certain engineering consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if the company sells, licenses or otherwise transfers one or more technologies for value. None of these warrants have been exercised through June 30, 2007.

(g)	During 2005, the company issued 6,000 warrants to a consultant, exercisable at .01 per common share. None of these warrants have been exercised through June 30, 2007.

(h)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, exercisable at $.01 per common share. 50,000 of these warrants were exercised in 2005 for proceeds of $625. During 2006, the company issued 137,932 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share. During the year ended December, 2006, 125,432 of these warrants were exercised for proceeds of approximately $1,254. None of these warrants were exercised during the three month period ended June 30, 2007. 12,500 of these warrants were exercised during the six month period ended June 30, 2007 for proceeds of $125.

(i)	During 2006, one investor purchased 20,500 warrants immediately exercisable at $1.00 per common share for a purchase price of $2,000. None of these warrants have been exercised through June 30, 2007.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Note G — Stockholders’ Deficiency (continued)
[8] Warrants: (continued)
(j)	In connection with its business and financial operations for the year ended December 31, 2006, the company issued 91,583 warrants, immediately exercisable over a ten year term at $.01 per common share. During the year ended December 31, 2006, 91,083 of these warrants were exercised for proceeds of $910. None of these warrants were exercised during the three month period ended June 30, 2007. 500 of these warrants were exercised during the six month period ended June 30, 2007 for net proceeds of $5.

(k)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. None of these warrants have been exercised through June 30, 2007.

(l)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to its governmental affairs consultant. None of these warrants have been exercised through June 30, 2007. The company recorded a charge of $948,000 to general and administrative expenses.

(m)	During the quarter ended March 31, 2007, the company issued 50,000 warrants exercisable for a ten year period at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company develop its New York State and national school bus program. None of these warrants have been exercised through June 30, 2007. The company recorded a charge of $249,000 to general and administrative expenses.

(n)	On April 19, 2007, the company issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with the company’s engagement to furnish constant velocity joints to a military contractor. None of these warrants have been exercised through June 30, 2007. The company recorded a charge of $401,000 to general and administrative expenses.
The following summarizes the activity of the company’s outstanding warrants for the six months ended June 30, 2007:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
		Exercise		Contractual	Intrinsic
	Warrants	Price		Term	Value

Outstanding at January 1, 2007	2,652,700	$2.19	*	7.44 years
Granted	150,000	5.00	*	9.85 years
Exercised	(19,000)	0.01
Canceled or expired	(245,000)	0.01

Outstanding at June 30, 2007	2,538,700	$2.58		8.65 years	$3,636,633

Exercisable at June 30, 2007	1,618,700	$2.49		5.34 years	$2,261,633

*Does not include those shares with no expiration date.
The fair value of warrants were estimated using the Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 3.76%; expected option life of 10 years; expected volatility of 1.64%; and expected dividend yield 0% for the six months period ended June 30, 2007.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Note G — Stockholders’ Deficiency (continued)
[9] Issuance of Stock and Warrants by Subsidiary:

The following is a summary of warrants outstanding issued by Ice Surface Development, Inc.

	Three Months Ended June 30,
	2007	2006
Outstanding at the beginning of the period	103,948	103,948
Forfeited	(103,948)	—

Outstanding at the end of the period	—	103,948
All warrants had an exercise price of $.76 per share. On June 7, 2007, all of the 103,948 outstanding warrants issued by Ice Surface Development, Inc. were tendered and forfeited in connection with the vote of the shareholders of Ice Surface Development, Inc. to liquidate and dissolve the company.
[10]	Shares Issued for Consulting Services

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

During the three month periods ended June 30, 2007 and 2006, the company issued 32,500 and 100,000 business consultant common shares valued at $127,875 and $190,000 to satisfy invoices submitted by the consultants for services rendered. During the six month periods ended June 30, 2007 and 2006, the company issued 42,500 and 100,000 business consultant common shares valued at $172,375 and $190,000 to satisfy invoices submitted by the consultants for services rendered. During the three month periods ended June 30, 2007 and 2006, the trustee sold 33,950 and 61,300 business consultant common shares and distributed $134,216 and $110,696 from the trust to the consultants in accordance with the trust’s terms.

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
June 30, 2007
Note G — Stockholders’ Deficiency (continued)
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

Effective June 15, 2007, the company assigned the license granted by the Trustees of Dartmouth College pertaining to the ice technology in exchange for a royalty equal to 5% of the gross revenues generated by the license and the assumption by the assignee of the company’s obligations to Dartmouth College under the license agreement. See Note C. The company’s board of directors concluded that this transaction did not constitute a “commercializing event” as defined in the Event Plan and no shares were issued or are issuable under the Event Plan as the result of such assignment.

No shares have been issued under the Event Plan since its inception through the period ended June 30, 2007.
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

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Note H — Commitments and Other Matters (continued)
[1]	Consulting Agreements (continued)

During the year ended December 31, 2006, the company issued an additional 295,000 warrants exercisable immediately over a ten year term at $5.00 per common share to the same consultants. The company valued the warrants at $1,441,095 using the Black-Scholes option/pricing model and charged operations. The company also issued 200,000 warrants in connection with its engagement of a governmental affairs consultant. The warrants are immediately exercisable over a 10 year period at an exercise price of $3.75 per common share. The company valued the warrants at $948,165.

No additional securities have been issued under new and/or existing consulting agreements during the three and six month periods ended June 30, 2007 and no outstanding securities issued under these consulting agreements were exercised during the three and six month periods ended June 30, 2007.

[2]	Variable Gear, LLC

Under the operating agreement of Variable Gear, LLC, the company was required to purchase the 51% membership interest it does not own in such entity on January 1, 2008 at the then fair market value. Since inception, Variable Gear, LLC generated no revenues, incurred no expenses and had no operations. On June 3, 2007, the company and the 51% owner agreed that his membership interest would be repurchased in exchange for 5,000 common shares of the company, valued at the close of trading on such date ($3.85 per share) at $19,250. Such repurchase was closed on June 6, 2007.

[3]	Leases:

The company leased premises for use as its executive offices. The lease was for a period of 3 years, commencing July 1, 2004 expiring on June 30, 2007 with monthly rental payments of approximately $2,200. Under the lease, the company was also responsible for its share of real estate taxes, certain maintenance and repair costs, and increases in utility costs associated with the premises. The company has not renewed this lease but is occupying the same offices on a month-to-month basis.

On August 1, 2004, the company sublet, as a tenant, a portion of a facility located in Webster, New York for a term of six months at a rental rate of $600 per month. On December 31, 2004, the company purchased from the previous owner certain assets for approximately $68,000 and assumed the lease of the underlying tenant for the entire premises. The lease calls for payment of a rental of $2,100 per month. The initial lease term expired on February 28, 2007 and was renewed for an additional two years, through February 28, 2009.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
Note H — Commitments and Other Matters (continued)
[3]	Leases: (continued)

For the six month period ended June 30, 2007 and 2006, rent expense was approximately $28,000 and $29,000.

Minimum future obligations under all leases are as follows:

Year Ending June 30,
2008	$25,000
2009	$17,000

$42,000

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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
June 30, 2007
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
June 30, 2007
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
The 245,000 common stock warrants were fair valued and the company recorded a compensation charge of $415,000 as of the year ended December 31, 2006.
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
June 30, 2007
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
As the result of the Appellate Court’s decision, the company is entitled to rescind the issuance of 40,000 shares of common stock and 245,000 common stock warrants to the management consulting firm. In addition, the company is no longer obligated to honor the approximately 551,200 common stock warrants registered to the management consulting firm during the pendency of the dispute. Finally, the company will no longer be required to maintain a $250,000 escrow with the Monroe County Treasurer.
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
On April 12, 2007, the company commenced litigation against the same management consulting firm in the Supreme Court, Seventh Judicial District, alleging that the company has been damaged in excess of $6 million by such firm.
Note K – Subsequent Events
The controlling persons of Torvec’s majority-owned subsidiary, Ice Surface Development, Inc. (“ISDI”), namely, ISDI’s chief executive officer, chief operating officer and vice-president of manufacturing have served notice upon ISDI that they are prepared to commence arbitration against ISDI to recover approximately $925,000 of unpaid salaries allegedly due them under certain employment agreements with ISDI. In connection with such arbitration, the three ISDI executive officers have petitioned the Supreme Court of the State of New York for the Seventh Judicial District for an order restraining Torvec from assigning the license held by ISDI to Ice Engineering, LLC in exchange for a 5% royalty until the arbitration is completed.
As of December 31, 2006, the company had accrued approximately $1,541,000 on its consolidated financial statements attributable to unpaid salaries for such executive officers. In accordance with the terms of the employment agreements, at the discretion of the Board of Directors, this total amount was paid with 15% of the common stock of Ice Surface Development at a special meeting of shareholders held on June 7, 2007 in connection with the assignment of the Dartmouth license to Ice Engineering. The executive officers have filed arbitration claims totaling approximately $925,000 against ICE Surface Development. As of June 30, 2007, the accrued liabilities are included in the accrued liabilities caption on the accompanying financial statements, pending the final resolution of the legal claim.
Torvec believes the assertions made by the three ISDI executive officers are completely without merit and will vigorously defend itself against these claims.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
PLAN OF OPERATION
(a) Overall Business Strategy
The company’s overall business strategy relating to the commercialization of its technologies continues to be:
o	to license or sell any one or a number of its automotive technologies (i.e. the infinitely variable transmissions, the hydraulic pump/motor system, the Iso-Torque™ differential, the constant velocity joint mechanism, and the full terrain vehicle) in order to provide the capital management believes is necessary to commercialize its FTV™ worldwide, especially in the Asian, African, South and Central American, and Eastern European markets.
The company’s plan of operation relative to its automotive inventions during the year ending December 31, 2007 is:
o	to continue its working relationship with the National Aeronautics and Space Administration with respect to that agency’s development of a lunar rover to return to the moon by approximately the year 2020;

o	to continue refining the company’s infinite variable transmissions to maximize the cost savings, fuel-efficiencies and pollution reduction capabilities of such transmissions as compared to conventional automatic transmission technologies;

o	to continue its attempt to generate governmental support for the company’s New York State and national school bus program;

o	to initiate working relationships with automotive manufacturers, first-tier suppliers and local municipalities, including entering into supply contracts with such companies and municipalities, either in preparation for or in concert with one or more licensing arrangements with such entities;

o	to provide constant velocity joint units to a military contractor for integration in a newly-designed demonstration vehicle;

o	to continue demonstrating the company’s automotive technologies to interested representatives of the traditional auto industry, government and innovative auto companies with advanced automotive technologies for selected, niche markets;

o	to adapt and modify the company’s automotive technologies to the specification requirements of end-users with whom the company may be engaged and as adapted and modified, to file new patent applications to the extent necessary and appropriate.
     Information regarding the company and all of its automotive inventions, including regular updates on technological and business developments, can be found on the company’s website, www.torvec.com.
     Through June 14, 2007, the company held a license to ice technology granted by the Trustees of Dartmouth College. This license was held through the company’s majority-owned subsidiary, Ice Surface Development, Inc. The license required the company to pay Dartmouth College a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year through 2021. In addition, the license provided for the payment of 50% of sub-license fee income.

(a) Overall Business Strategy (CONTINUED)
     Since its acquisition of the ice technology license from Dartmouth College, the company endeavored to work with the technology’s inventor, Dr.Victor Petrenko at Dartmouth Thayer School of Engineering, to refine the various methods for deicing and, during the same period, used its best efforts to sublicense such technology to one or more domestic and/or foreign glass manufacturers, automotive companies and other potential end-users. A considerable amount of the additional development work was performed at the Dartmouth College’s center for ice technology on the college’s campus, which work was supervised by Dr. Petrenko.
     During the period beginning November 29, 2000 through to the year ending December 31, 2006, Dr. Petrenko’s efforts to develop the technology to where it would be capable of deicing large surface areas, such as the windshield of a car, truck and/or bus, appeared to be making steady progress. In addition, numerous companies, especially certain major glass manufacturers, continued to express relatively high interest in sublicensing the technology from the company or, at a minimum, provide dollars to the company to accelerate the development process. More specifically, during most of 2006, the company was engaged in serious sublicensing discussions with one domestic and an unrelated foreign glass company.
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
     Given Dr. Petrenko’s assessment with respect to the ice technology and the reticence of glass companies to either sublicense or provide the company with development dollars, management concluded that the carrying amount of its Dartmouth College license as of December 31, 2006 ($1,071,000) exceeded the estimated discounted cash flows the company reasonably expected to receive for the twelve month period beginning January 1, 2007 and ending December 31, 2007 and therefore, determined that the full amount of such excess should be recorded as an impairment in accordance with SFAS No. 144 as of and for the year ended December 31, 2006.
     During 2007, the company and Dr. Petrenko discussed the terms and conditions under which the company would accept the offer of Dr. Petrenko to purchase the license from the company. Effective June 15, 2007, the company assigned all of its rights, title and interest in and to the license to Dr. Petrenko’s company (Ice Engineering, LLC) in exchange for an agreement by Ice Engineering to pay the shareholders of Ice Surface Development, Inc. a royalty equal to 5% of the gross revenues generated by the license and the assumption of the company’s obligations to Dartmouth College under the license.
     The company separately entered into a reimbursement agreement with Ice Engineering pursuant to which that enterprise will reimburse the company for a portion of the acquisition and maintenance expenses paid by the company over the approximate seven years the license was held. Under the reimbursement arrangement, the company will receive approximately $3.5 million, payable as follows:

$500,000	paid upon closing, June 15, 2007;

$300,000	payable quarterly, commencing March 1, 2008, until entire amount paid*
     * With respect to the March 1, 2008 quarterly payment only, the $300,000 will be offset by approximately $91,000 of licenses-associated expenses paid by Ice Engineering on the company’s behalf.
     In anticipation of the assignment, the shareholders of Ice Surface Development, Inc. adopted and approved a Plan of Liquidation and Dissolution on June 7, 2007. Pursuant to the Plan, all liabilities owed by Ice Surface Development to its former officers, approximating $1.5million, were extinguished in exchange for an increase in their percentage equity interest in Ice Surface Development. The executive officers of Ice Surface Development are seeking to compel arbitration with respect to this liability, and we are reflecting the amount of such liability on our balance sheet until the matter is resolved.

(b) Current Status of Automotive Product Development
     Each of the company’s automotive technologies, namely the full terrain vehicle ( including the steer drive, suspension system and high speed tracks), its infinitely variable transmissions, the IsoTorque differential and the constant velocity joint, have been researched, designed, developed, built, tested and refined to become production-ready. In this sense, the company is no longer “developing” its technologies. The company has satisfied itself that each of the technologies functions as it was designed to function and no further development is required to “prove” the functionality of the technologies.
     The next phase is requiring that each of the company’s technologies be modified and adapted to accommodate the design specifications presented by automotive manufacturers, first-tier suppliers, municipalities, local, state and national governmental agencies and other end-users with whom the company has established working relationships and arrangements. That is, each technology must be made “design specific.” For example, on June 15, 2007, the company received a purchase order from the National Aeronautics and Space Administration to supply seven of its IsoTorque differentials and seven electrically modified infinitely variable transmissions for NASA’s lunar rover for that agency’s planned return to the moon. Since the moon’s lack of atmosphere does not lend itself to the use of hydraulics, the company had to adapt the transmission to utilize electricity as the variator to change its ratios. The company delivered the IsoTorque differential units to NASA, as requested, by July 1, 2007 and anticipates it will deliver the transmissions by late September, 2007.
     Similarly, a large military contractor has furnished a purchase order for several constant velocity joint units for integration in a vehicle it is developing for submission in connection with the Department of Defense’s Joint Light Tactical Vehicle program, a vehicle designed to replace the Humvee as the military’s vehicle of choice for the 21st century battlefield. The company’s constant velocity joint technology was adapted to increase the vehicle’s ground clearance thus enabling it to better withstand roadside explosive devices.
     The company is working with a major U.S. municipality for installation of its infinitely variable transmission and IsoTorque differential in that municipality’s fleet of trucks and buses. This process entails reviewing the design, torque, sizing, durability and similar specifications for these vehicles as provided by the municipality and modifying the transmission and IsoTorque differential to meet such requirements.
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

(c) Company Expenses
     The net loss for the three month period ended June 30, 2007 was $927,000 as compared to the three month period ended June 30, 2006 net loss of $1,732,000. The decrease in the net loss of $805,000 is principally related to decrease in consulting expense of $429,000 and an increase in other income of $130,000 generated by the acquisition of Variable Gear, LLC.
     Cost of goods sold for the three and six month period ended June 30, 2007 amounted to $26,000 as compared to $0 for the three and six month period ended June 30, 2006. This increase is due to the company’s sale of one of its products to NASA for the period ended June 30, 2007.
     Research and development expenses for the three month period ended June 30, 2007 amounted to $155,000 as compared to $521,000 for the three month period ended June 30, 2006. This decrease of $366,000 is principally attributable to the expenditure of fewer dollars for the development of the company’s products.
     General and administrative expenses for the three month period ended June 30, 2007 amounted to $904,000 as compared to $1,211,000 for the three month period ended June 30, 2006. This decrease amounted to $307,000 and is principally due to decrease in consulting fees and the charge in the Management Directors Plan.
     The net loss for the six month period ended June 30, 2007 was $1,785,000 as compared to the six month period ended June 30, 2006 net loss of $2,585,000. The decrease in the net loss of $827,000 is principally related to decrease in consulting expense of $240,000 and the increase in other income of $130,000 generated by the acquisition of Variable Gear, LLC.
     Research and development expenses for the six month period ended June 30, 2007 amounted to $390,000 as compared to $918,000 for the six month period ended June 30, 2006. This decrease of $528,000 is principally attributable to the expenditure of fewer dollars for the development of the company’s products.
     General and administrative expenses for the six month period ended June 30, 2007 amounted to $1,500,000 as compared to $1,667,000 for the six month period ended June 30, 2006. This decrease amounted to $167,000 and is principally due to decrease in consulting fees and the charge in the Management Directors Plan.

(d) Liquidity and Capital Resources
     The company’s business activities during the three and six month periods ended June 30, 2007 were funded principally through cash on hand as the result of the sale of 273,250 shares of Class A Preferred for $1,093,000 and sale of 55,000 shares of Class B Preferred for $274,000 during the year ended December 31, 2006. In addition, the company received approximately $9,000 through the sale of transmission and differential prototypes in the first quarter of 2007 and approximately $500,000 in reimbursement monies from the assignee of the company’s ice technology license.
     The company’s business activities during the three and six month periods ended June 30, 2006 were funded principally through the sale of 58,250 Class A Preferred in the first quarter of 2006 and 25,000 Class A Preferred in the second quarter for proceeds of $233,000 and $100,000 respectively.
     During the three month periods ended June 30, 2007 and 2006, the company issued 74,646 and 197,098 shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work and litigation. During the six month periods ended June 30, 2007 and 2006, the company issued 337,163 and 120,623 business consultants’ shares for similar purposes. As of June 30, 2007 there are 4,855,029 shares available for future grants under the plan. The increase in the number of shares available under the plan as of June 30, 2007, is attributable to the approval by the company’s Board of Directors on October 13, 2006, to increase the number of shares authorized for issuance under the plan to 10,000,000.
     James and Keith Gleasman have developed a working arrangement with the company that assures the company with continued access to the Gleasmans’ expertise without the expenditure of funds and/or the issuance of stock to pay their consulting fees. Under this arrangement, James and Keith Gleasman continue to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company. In addition, Keith Gleasman continues to serve as president and as a director and James Gleasman continues to serve as chief executive officer, interim chief financial officer and as a director.
     For calendar 2007, each of the Gleasmans from time to time may sell, from his own personal holdings of Torvec, an average of approximately 500 common shares at prevailing market prices at the time of sale. The total number of shares sold under this plan, if shares were sold on a daily basis throughout the remainder of the 2007 year, would represent approximately 3% of the current Gleasman family holdings. No shares were sold by the Gleasmans under this plan for the six months ended June 30, 2007.
     At June 30, 2007, the company’s cash position was $638,000 and the company has a negative working capital position of $1,064,000. The company’s cash position at anytime during the three and six month periods ended June 30, 2007 was primarily dependent upon its success in selling Class A Preferred during 2007. The company’s cash position was increased during the second quarter of 2007 by virtue of its receipt of approximately $500,000 in reimbursement monies from the assignment of its ice technology license and the sale of one of its products to NASA for $28,000. The company has received purchase orders from NASA and a military contractor which, when the orders are paid, will generate approximately $300,000 in revenues.
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
     At June 30, 2007 and December 31, 2006, the company had accounts payable and accrued expenses of $153,000 and $1,632,000 and $145,000 and $1,541,000, respectively.
     The company had an obligation to repurchase 51% of Variable Gear, LLC on January 1, 2008. On June 6, 2007, the company repurchased such interest by payment to the owner 5,000 shares of the company business consultants’ stock valued at the closing price of such stock on June 3, 2007, namely $3.85 per common share for $19,250.

(e) Critical Accounting Policies
Revenue Recognition
     The company recognizes revenue when the amounts become fixed and determinable. Revenue is recognized when product is shipped, title has passed, collectors are reasonably assured and the company has no further obligation to its customers. All sales are final with no right of return except for defective product.
Recent Accounting Pronouncement
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
(f) Impact of Inflation
     Inflation has not had a significant impact on the company’s operations to date and management is currently unable to determine the extent inflation may impact the company’s operations during the three and six month periods ended June 30, 2007.
(g) Quarterly Fluctuations
     As of June 30, 2007 and 2006, the company had not engaged in significant revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At June 30, 2007, the company does not engage in investment activities and has no material, outstanding indebtedness that would subject it to commodity price and/or equity price market risk. The company does not engage in activities that would subject it to foreign currency exchange rate risk. On June 19, 2006, a shareholder advanced the company $250,000 by depositing the full amount with the Monroe County Treasurer in order to perfect a stay with respect to a lower Court order directing the company to transfer 40,000 common shares and 245,000 common stock warrants to a management consulting firm with which the company is in litigation. The company agreed to reimburse the shareholder on a current basis in cash for his interest expense, currently at a rate of 8.75% per annum. The rate is variable depending upon the prime rate while the advance remains outstanding and, thus, the company is subject to market risk with respect the amount of interest payable.
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
The company’s management, including the chief executive officer and interim chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2007 pursuant to Rule 13a-15(b) under the Exchange Act and has concluded that our disclosure controls and procedures were effective as of June 30, 2007.
Changes in Internal Control Over Financial Reporting
The company’s management, with the participation of the company’s chief executive officer and interim chief financial officer, has concluded that there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
1. On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that Court’s (the “lower Court”) determination of the June and/or April agreements with the management consulting firm are null and void and unenforceable as against the company, its officers and directors.
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
Compliance with the lower Court’s May 8, 2006 order required the company to issue 40,000 shares of common stock and grant of 245,000 common stock warrants. Compliance with future adverse orders, if any, rendered by the lower Court similarly may require the issuance of additional shares of common stock, the issuance of additional warrants and/or the payment of damages. The 40,000 shares represent the number of warrants tendered for exercise by the management consulting firm, which the company had not honored upon presentation. The company has previously recorded a charge at the date of grant. The 245,000 common stock warrants were fair valued and the company recorded a compensation charge of $415,000 as of the year ended December 31, 2006.
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
As the result of the Appellate Court’s decision, the company is entitled to rescind the issuance of 40,000 shares of common stock and 245,000 common stock warrants to the management consulting firm. In addition, the company is no longer obligated to honor the approximately 551,200 common stock warrants registered to the management consulting firm during the pendency of the dispute. Finally, the company will no longer be required to maintain a $250,000 escrow with the Monroe County Treasurer.
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
The company has also filed a new lawsuit against the same management consulting firm in the Supreme Court, Seventh Judicial District, alleging that the company has been damaged in excess of $6 million by such firm. The company alleges that such harm was caused by the failure of the management consulting firm to fulfill its obligations to the company, breach of contract, breach of fiduciary duty, fraud, conversion, unjust enrichment and by fraudulently inducing the company to enter into a series of purported agreements by which the management consulting firm was paid amounts far in excess of the benefits derived from its services. The company is seeking that the management consulting firm pay at least $6 million in damages to the company for the harm it has caused.
2. The controlling persons of Torvec’s majority-owned subsidiary, Ice Surface Development, Inc. (“ISDI”), namely, ISDI’s chief executive officer, chief operating officer and vice-president of manufacturing have served notice upon ISDI that they are prepared to commence arbitration against ISDI to recover approximately $925,000 of unpaid salaries allegedly due them under certain employment agreements with ISDI. In connection with such arbitration, the three ISDI executive officers have petitioned the Supreme Court of the State of New York for the Seventh Judicial District for an order restraining Torvec from assigning the license held by ISDI to Ice Engineering, LLC in exchange for a 5% royalty until the arbitration is completed.
As of December 31, 2006, the company had accrued approximately $1,541,000 on its consolidated financial statements attributable to unpaid salaries for such executive officers. In accordance with the terms of the employment agreements, at the discretion of the Board of Directors, this total amount was paid with 15% of the common stock of Ice Surface Development at a special meeting of shareholders held on June 7, 2007 in connection with the assignment of the Dartmouth license to Ice Engineering. The executive officers have filed arbitration claims totaling approximately $925,000 against ICE Surface Development. As of June 30, 2007, the accrued liabilities are included in the accrued liabilities caption on the accompanying financial statements, pending final resolution of the legal claim.
Torvec believes the assertions made by the three ISDI executive officers are completely without merit and will vigorously defend itself against these claims.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
All sales of unregistered equity securities taking place during the quarter ended June 30, 2007 were timely reported in current reports on Form 8-K filed by the company.
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
(4) Instruments defining the rights of holders including indentures
None
(9) Voting Trust Agreement
None
(10) Material Contracts
10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, 2,500,000 and 5,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, April 20, 2004 and October 13, 2006, respectively;

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31,2004;

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steven Urbanik, Floyd G. Cady,Jr., and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005.

10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004, creating the non-management directors plan, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2006.

10.47	Excerpts from minutes of the meeting of Board of Directors Torvec, Inc., adopting changes to the non-management directors plan creating, a commercialized event plan, approving an increase in shares to be issued under business consulting plan and adopting recommendation that shareholders increase number of authorized common shares from 40,000,000 to 400,000,000 common shares, incorporated by reference to Form 8-K filed on October 16, 2006.

10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm, incorporated by reference to Form 8-K filed on June 20, 2006;

10.49	Letter agreement with American Continental Group, LLC, executed on October 22, 2006, incorporated by reference to Form 8-K filed on October 30, 2006;

10.50	New York State School Bus Proposal incorporated by reference to Form 10-Q filed for quarter ended March 31, 2006;

10.51	Order of Supreme Court of the State of New York directing the Monroe County Clerk to release back to the company 40,000 common shares and 245,000 common stock warrants issued to a management consulting firm with which the company is in litigation and held in escrow by such Clerk by virtue of a previous court order and directing the return to the company of a $250,000 (less administrative fee) undertaking deposited with the Monroe County Treasurer in connection with the same litigation, incorporated by reference to Form 10-Q filed for the quarter ended March 31, 2007;

10.52	License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, Inc. made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology from Torvec to Ice Engineering, incorporated by reference to Form 8-K filed on July 18, 2007.
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

TORVEC, INC.
Date: August 16, 2007	By:	/s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 16, 2007	By:	/s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer and
Interim Chief Financial Officer

EXHIBIT INDEX

EXHIBIT			PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

	2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.	N/A

(3)	Articles of Incorporation, By-laws

	3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.5	Certification of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.	N/A

	3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26,2007 increasing authorized common shares from 40,000,000 to 400,000,000 common shares, incorporated by reference to annual report Form 10-K filed for the calendar year ended December 31, 2006.	N/A

(4)	Instruments defining the rights of holders including indentures

	None		N/A

(9)	Voting Trust Agreement

	None		N/A

(10)	Material Contracts

	10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

EXHIBIT		PAGE

10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;	N/A

10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999 as amended by reference to Form S-8 Registration Statement registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000,2,500,000 and 5,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003,April 20, 2004 and October 13, 2006 respectively;	N/A

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;	N/A

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;	N/A

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;	N/A

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;	N/A

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

EXHIBIT		PAGE

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;;	N/A

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;	N/A

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

EXHIBIT		PAGE

10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steve Urbanik, Floyd G. Cady, Jr. and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated b y reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005	N/A

10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004, creating the non-management directors plan, incorporated by reference to Form 10-KSB for fiscal year ended December 31, 2005	N/A

10.47	Excerpts from minutes of the meeting of Board of Directors Torvec, Inc., adopting changes to the non-management directors plan creating a commercializes event plan, approving an increase in shares to be issued under business consulting plan and adopting recommendation that shareholders increase number of authorized common Shares from 40,000,000 to 400,000,000, incorporated by reference to Form 8-K filed on October 16, 2006.	N/A

EXHIBIT			PAGE

	10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm, incorporated by reference to Form 8-K filed on June 20, 2006;	N/A

	10.49	Letter agreement with American Continental Group, LLC dated October 27, 2006 incorporated by reference to Form 8-K filed on October 30, 2006;	N/A

	10.50	New York State School Bus Proposal, incorporated by reference to Form 10-Q filed for the quarter ended March 31, 2006;	N/A

	10.51	Order of Supreme Court of the State of New York directing the Monroe County Clerk to release back to the company 40,000 common shares and 245,000 common stock warrants issued to a management consulting firm with which the company is in litigation and held in escrow by such Clerk by virtue of a previous court order and directing the return to the company of a $250,000 (less administrative fee) undertaking deposited with the Monroe County Treasurer in connection with the same litigation, incorporated by reference to Form 10-Q filed for the quarter ended March 31, 2007;	N/A

	10.52	License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, Inc. made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology to Ice Engineering, incorporated by reference to Form 8-K filed on July 18, 2007.	N/A

(11)	Statement regarding computation of per share earnings (loss)		N/A

Not applicable

(14)	Code of Ethics		N/A

(16)	Letter on change in certifying accountant		N/A

None

(18)	Letter regarding change in accounting principles		N/A

None

(20)	Other documents or statements to security holders		N/A

None

(21)	Subsidiaries of the registrant		N/A
Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)
IVT Diesel Corp. (New York)
Variable Gear, LLC (New York)

EXHIBIT		PAGE

(22)	Published report regarding matters submitted to vote of security holders	N/A

None

(23)	Consents of experts and counsel	N/A

(24)	Power of attorney	N/A

None

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications	55

(32)	Section 1350 Certifications	56

(99)	Additional exhibits	N/A

None