Form 10-Q
period 2007-09-30
TORVEC INC
filed 2007-11-15
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-24455
TORVEC, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-1509512 (I.R.S. Employer Identification No.)
1999 Mt. Read Blvd. Building 3, Rochester, New York 14615
(Address of principal executive offices and Zip Code)
(585) 254-1100
(Registrant’s telephone number, including area code)
1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534
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
Yes ☐             No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 13, 2007

Common Stock, $.01 par value	31,624,767

Options Outstanding 1,823,895

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
INDEX

		PAGE
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Torvec, Inc. and Subsidiaries Condensed Consolidated Balance Sheets — September 30, 2007 (Unaudited) and December 31, 2006 (Derived from Audited Financial Statements)	3

	Torvec, Inc. and Subsidiaries Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited) and September 25, 1996 (Inception) through September 30, 2007	4

	Torvec, Inc. and Subsidiaries Condensed Consolidated Statement of Changes in Stockholders’s Equity — Nine Months Ended September 30, 2007	5

	Torvec, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows — Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited) and September 25, 1996 (Inception) through September 30, 2007	6

	Notes to Condensed Consolidated Financial Statements	7-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	38-42

	SIGNATURES PAGE	43

	EXHIBIT INDEX	44
EX-31.1
EX-32

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Balance Sheets
(Unaudited)

	September30,2007	December 31, 2006
		(Derived from
		Audited Financial
	(Unaudited)	Statements)
ASSETS
Current assets:
Cash	$483,000	$720,000
Accounts receivable	98,000	—
Prepaid expenses and other receivable	63,000	73,000

Total current assets	644,000	793,000

Property and equipment, net	124,000	156,000

Other Assets:
Deposits	2,000	252,000

Total Other Assets	2,000	252,000

Total Assets	$770,000	$1,201,000

LIABILITIES
Current liabilities:
Notes payable, current portion	$14,000	$14,000
Accounts payable	347,000	145,000
Accrued liabilities	1,541,000	1,541,000
Advance from stockholder	—	250,000

Total current liabilities	1,902,000	1,950,000
Deferred revenue	500,000	150,000
Notes payable, net of current portion	49,000	59,000

Total liabilities	2,451,000	2,159,000

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.01 par value, 100,000,000 shares authorized
3,300,000 designated as Class A, Non-voting, cumulative dividend $.40 per share, per annum, convertible, 732,493 shares issued and outstanding (liquidation preference $3,554,898)	9,000	9,000
300,000 designated as Class B, Non-voting, cumulative dividend $.50 per share, per annum, convertible, 97,500 shares issued and outstanding (liquidation preference $287,511)	—	—
Common stock, $.01 par value, 400,000,000 shares authorized, 31,495,595 and 31,307,792 issued and outstanding, at September 30, 2007 and December 31, 2006, respectively	315,000	313,000
Additional paid-in capital	45,369,000	43,767,000
Deficit accumulated during the development stage	(47,374,000)	(45,047,000)

Total Stockholders’ Deficit	(1,681,000)	(958,000)

Total Liabilities and Stockholders’ Deficit	$770,000	$1,201,000

     See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

					September 25,
					1996
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Revenue	$98,000	$—	$126,000	$—	$126,000
Cost of goods sold	94,000	—	120,000	—	120,000

Gross profit	4,000	—	6,000	—	6,000
Cost and expenses:
Research and development	152,000	334,000	541,000	1,252,000	14,632,000
General and administrative	434,000	1,957,000	1,935,000	3,640,000	33,092,000
Asset impairment	—	—	—	—	1,071,000

Loss from operations	(582,000)	(2,291,000)	(2,470,000)	(4,892,000)	(48,789,000)
Other income
Other income	13,000	—	143,000	—	143,000

Loss before minority interest	(569,000)	(2,291,000)	(2,327,000)	(4,892,000)	(48,646,000)
Minority interest in loss of consolidated subsidiary	—	—	—	8,000	1,272,000

Net loss	(569,000)	(2,291,000)	(2,327,000)	(4,884,000)	(47,374,000)
Preferred stock beneficial conversion feature	—	—	—	—	763,000
Preferred stock dividend	85,000	65,000	255,000	177,000	783,000

Net loss attributable to common stockholders	$(654,000)	$(2,356,000)	$(2,582,000)	$(5,061,000)	$(48,920,000)

Basic and diluted net loss attributable to common stockholders per share	$(0.02)	$(0.08)	$(0.08)	$(0.17)

Basic and diluted weighted average number of shares of common stock	31,457,000	30,640,000	31,805,000	30,472,000

See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDARIES
(a development stage company)
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)
(Unaudited)

	Class A Preferred Stock		Class B Preferred Stock		COMMON STOCK			Deficit	Total
							Additional	Accumulated During the	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Development Stage	(Capital Deficit)
Balance at January 1, 2007	732,493	$8,000	97,500	$1,000	31,307,792	313,000	43,767,000	(45,047,000)	(958,000)
Issuance of common stock for services					203,803	2,000	708,000		710,000
Contribution of services							225,000		225,000
Shares issued for purchase of Variable Gear					5,000	—	19,000		19,000
Exercise of consultants warrants					19,000	—			—
Issuance of warrants for consultanting services							650,000		650,000
Return of shares from litigation					(40,000)	—
Net loss							—	(2,327,000)	(2,327,000)

Balance at September 30, 2007	732,493	8,000	97,500	1,000	31,495,595	315,000	45,369,000	(47,374,000)	(1,681,000)

See notes to the condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			September 25,
			1996
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(2,327,000)	$(4,884,000)	$(47,374,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,000	672,000	2,368,000
Loss on impairment of license	—	—	1,071,000
Impairment of goodwill	19,000	—	19,000
Gain on sale of fixed assets	—	—	(10,000)
Minority interest in loss of consolidated subsidiary	—	(8,000)	(1,272,000)
Compensation expense attributable to common stock in Subsidiary	—	—	619,000
Common stock issued for services	710,000	921,000	11,316,000
Shares issued for future consulting services	—	(57,000)	103,000
Stockholder contribution of services	225,000	225,000	2,334,000
Compensatory common stock, options and warrants	650,000	2,498,000	17,252,000
Changes in:
Accounts receivable	(98,000)	—	(98,000)
Prepaid expenses	10,000	(5,000)	98,000
Deposits	—	(250,000)	(2,000)
Accounts payable and accrued expenses	202,000	44,000	3,796,000
Deferred revenue	350,000	—	500,000

Net cash used in operating activities	(227,000)	(844,000)	(9,280,000)

Cash flows from investing activities:
Purchase of property and equipment	—	(10,000)	(279,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of property and equipment	—	—	10,000

Net cash used in investing activities	—	(10,000)	(285,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	—	11,000	6,500,000
Net proceeds from sales of preferred stock	—	648,000	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Net proceeds from sale of warrants	—	2,000	—
Proceeds from long — term borrowings	—	306,000	85,000
Repayments of long — term debt	(10,000)	(4,000)	(46,000)
Proceeds from stockholders’ loans-net	—	—	103,000
Distributions	—	—	(365,000)

Net cash (used in) provided by financing activities	(10,000)	963,000	10,048,000

Net (decrease) increase in cash	(237,000)	(109,000)	483,000
Cash at beginning of period	720,000	51,000

Cash at end of period	$483,000	$160,000	$483,000

Supplemental Disclosures:
Interest paid	$9,000
Shares issued for future consulting services	—	$192,000
Net cash investing and financing activities:
Shares issued for acquisition of Variable Gear, LLC	19,000	—
See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note A — The Company and Basis of Presentation
The interim information contained herein with respect to the three and nine month periods ended September 30, 2007 and 2006 and the period from September 25, 1996 (inception) through September 30, 2007 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q and Item 310(b) of Regulation S-K. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three and nine month periods ended September 30, 2007 and 2006, and since inception. The results are not necessarily indicative of results to be expected for the entire year.

Torvec, Inc. (the “company”) was incorporated as a New York State business corporation on September 25, 1996. The company, which is in the development stage, has developed production-ready automotive technologies for use in automotive applications. The company has developed and intends to commercialize its infinitely variable transmissions, its pump/motors, its Iso-Torque differential, its constant velocity joint and the substructure and components of its full terrain vehicle.

On November 29, 2000, the company acquired Ice Surface Development, Inc. (“Ice Surface”) which had been incorporated in May 2000 for 1,068,354 shares of common stock valued at approximately $3,405,000. The acquisition was accounted for under the purchase method. On March 31, 2002, the company granted to three former officers of the company 28% of Ice Surface in exchange for previously granted fully vested options (See Note C). The exchange was valued at $618,000 and the carrying portion of the company’s investment deemed sold of $850,000 is reflected as a reduction of additional paid-in capital in stockholders’ deficiency. The sole asset of Ice Surface upon its acquisition by the company was a license granted by the Trustees of Dartmouth College for land-based vehicle applications of a novel ice adhesion modification system developed by Dr. Victor Petrenko of Dartmouth’s Thayer School of Engineering.

Effective June 15, 2007, Ice Surface assigned the license to an unrelated company, Ice Engineering, LLC, in exchange for Ice Engineering’s agreement to pay the shareholders of Ice Surface Development an annual royalty equal to 5% of the annual gross revenues generated by the license and its agreement to assume the obligations to Dartmouth College under the license. See Note B [5].

The company’s financial statements have been prepared assuming the company will continue as a going concern. For the period from September 25, 1996 (inception) through September 30, 2007, the company has accumulated a deficit of approximately $47,374,000 and at September 30, 2007 has a negative working capital position of $1,258,000 and Stockholders’ Deficiency of $1,681,000. The company has been dependent upon equity financings, advances from stockholders and issuance of stocks and warrants to meet its obligations and sustain operations. The company’s efforts have been principally devoted to the development of its technologies and commercializing its products. Management believes that based upon the company’s current cash position, its ability to adhere to a budget for business operations through September 30, 2008 and an outstanding commitment from a director/officer to fund any deficiencies which may arise, the company will be able to continue scaled operations for the next twelve months. The company’s ability to continue as a going concern is ultimately dependent upon achieving profitable business operations and generating sufficient cash flows from operations to meet future obligations.

On January 25, 2007, the company’s shareholders approved an increase in common shares the company is authorized to issue from 40,000,000 to 400,000,000.
Note B — Summary of Significant Accounting Policies
[1] Consolidation:
The financial statements include the accounts of the company, its majority-owned subsidiary, Ice Surface Development, Inc. (69.26% owned at September 30, 2007 and 2006), and its wholly owned subsidiaries Iso-Torque Corporation, IVT Diesel Corp. and Variable Gear LLC. All material intercompany transactions and account balances have been eliminated in consolidation.

[2] Accounts Receivable:
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
[5] License:
In December, 2006, the company concluded that there was an impairment of the ice technology license and has written off the remaining balance of $1,071,000 in accordance with SFAS No. 144. Effective June 15, 2007, the company assigned the license to Ice Engineering, LLC. in exchange for Ice Engineering’s agreement to pay the shareholders of the company’s majority owned subsidiary, Ice Surface Development, Inc., an annual royalty equal to 5% of the annual gross revenues generated by the license and its agreement to assume all of the obligations to Dartmouth College under the license.
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
[7] Loss per common share:
Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At September 30, 2007 and 2006, the company excluded 4,690,088 and 4,335,951 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted per share net loss attributable to common stockholder calculation because they are anti-dilutive.
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
[11] Shipping and handling costs:
Shipping and handling costs are classified in general and administrative expenses in the consolidated statements of operations. Shipping and handling costs were approximately $300 and $5,500 for the three and nine months ended September 30, 2007. There were no shipping and handling cost recorded for the three and nine months ended September 30, 2006.
[12] Income taxes:
The Company adopted Financial Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment to unrecognized tax benefits. At the adoption date of January 1, 2007, we had $11,764,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2007 we have $12,555,000 unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Tax years 1999 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

[13] Recent accounting pronouncements:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The company is assessing the impact the adoption of SFAS No. 157 will have on the company’s financial position and results of operations.

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

NOTE C — LICENSE FROM THE TRUSTEES OF DARTMOUTH COLLEGE
On November 28, 2000, the company’s majority owned subsidiary, Ice Surface Development, Inc. (“Ice Surface”) entered into a 20-year exclusive license with the Trustees of Dartmouth College (“Dartmouth”) for land-based applications to a novel ice adhesion modification system developed by Dr. Victor Petrenko at Dartmouth’s Thayer School of Engineering. The license agreement provided for a single payment of $140,000 (paid by the company in 2000) for sponsored research and a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year thereafter. In addition, the agreement provided for the payment of 50% of sub-license fee income.

Expense for the above agreements totaled $5,750 for the three month period ended September 30, 2006 and totaled $17,250 for the nine month period ended September 30, 2006. While in management’s opinion, the carrying value of the license had been impaired as of and for the year ended December 31, 2006, the company’s obligations under the license remained in effect.

Effective June 15, 2007, Ice Surface assigned the license to an unrelated company, Ice Engineering, LLC in exchange for Ice Engineering’s agreement to pay the shareholders of Ice Surface an annual royalty equal to 5% of the annual gross revenues generated by the license and its agreement to assume the obligations to Dartmouth College under the license.

Separately, Ice Engineering, LLC agreed to reimburse approximately $3,500,000 of acquisition and maintenance costs expended by Torvec in connection with the ice technology. Pursuant to the reimbursement agreement, Torvec received $500,000 on June 15, 2007. The $3,000,000 balance is to be paid at the rate of $300,000 per quarter commencing March 1, 2008, less approximately $91,000 in fees payable to Dartmouth College accrued through June 14, 2007 to be deducted from the first quarterly reimbursement amount.

The Company has accounted for the receipt of the proceeds as deferred revenue, such amounts represents an initial payment and is subject to additional installments. In the circumstances, the recovery of the full selling price is dependant upon Ice Engineering having the necessary resources to make all payments under the agreement.
NOTE D — RELATED PARTY TRANSACTIONS
[1]	Commencing January 1, 2004, James Y Gleasman and Keith E. Gleasman (“the Gleasman”) entered into an arrangement with the company to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company on a noncompensated basis. In addition, Keith E. Gleasman will continue to serve as President and as a director and James Y. Gleasman will serve as Chief Executive Officer, Interim Chief Financial Officer and as a director, again on a noncompensated basis. In accordance with this arrangement, for the three and nine month periods ended September 30, 2007 and 2006, the company did not pay the Gleasmans any consulting fees for their services. The company recorded approximately $75,000 for the estimated value of these services for each quarterly period as a contribution to capital based upon approved time and hours spent. For each quarterly period through March 31, 2007, the company recorded $50,000 to research and development and $25,000 to general and administrative. For the quarterly periods ended June 30, 2007 and September 30, 2007, the company recorded $25,000 to research and development and $50,000 to general and administrative to reflect the company’s operational shift from development of its technologies to the promotion and marketing of its technologies.

[2]	Payments to a member of the Gleasman family for administrative, engineering and technological services amounted to $23,400 and $12,600 for the three month periods ended September 30, 2007 and 2006 and $65,300 and $30,390 for the nine month periods ended September 30, 2007 and 2006.

[3]	On September 14, 2007, the company moved its executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, in which David M. Flaum, a company director, is a partner. The company is still engaged with the landlord in discussions concerning the final terms and conditions of the lease agreement with respect to the Rochester facility and anticipates that such discussions will be concluded shortly. The Company anticipates its monthly rent payment to approximately $5,700 for the first 5 years and payments are to commence on June 1, 2008.

NOTE E — ACCOUNTS PAYABLE AND ACCRUED LIABILITY EXPENSES
At September 30, 2007 and December 31, 2006, accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2007	2006
Professional fees	$50,000	$191,000
Non-management Directors compensation	58,000	—
Other accrued expenses	285,000	—
Salaries to officer/shareholders of Ice (Note C)	1,495,000	1,495,000

	$1,888,000	$1,686,000

NOTE F-— SHAREHOLDER, OFFICER AND OTHER NOTES PAYABLE
[1] Notes Payable — Financial Institution:
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

The following represents the required minimum payments per annum as of September 30, 2007:

For the years ending September 30,
2008	$20,000
2009	20,000
2010	20,000
2011	15,000

Total minimum payments	75,000
Less-amount representing interest	12,000

63,000
Less-Current Maturities	14,000

Long Term Portion	$49,000

Interest expense for the three and nine month periods ended September 30, 2007 was $1,445 and $4,724, respectively.
[2] Advance from Shareholder:
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

On March 16, 2007, the Appellate Division of the New York State Supreme Court reversed the lower Court’s May 8, 2006 order in its entirety. Pursuant to such reversal, on April 5, 2007, the lower Court ordered the return of the $250,000 deposit (less administrative costs of $4,032) to the company. The company repaid the entire $250,000 to the shareholder in April, 2007. Interest expense with respect to this loan for the three and nine month periods ended September 30, 2007 and 2006 amounted to $-0- and $1,334 and $1,334 and $4,183, respectively.
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

The company sold 78,750 Class A Preferred to investors for proceeds of $315,000 during the three month period ended September 30, 2006 and 162,000 Class A Preferred for proceeds of $648,000 during the nine month period ended September 30, 2006. The company issued 75,432 common stock warrants to investors in connection with the purchase of Class A Preferred for the three month period ended September 30, 2006 and 119,182 common stock warrants for the nine month period ended September 30, 2006. The company did not sell any Class A Preferred or issue any warrants during the three and nine month periods ended September 30, 2007.

All such warrants are exercisable at $.01 per common share. 35,000 and 47,500 warrants were exercised during the three and nine month periods ended September 30, 2006.

At September 30, 2007 and 2006, Class A Preferred dividends in arrears amounted to approximately $698,000 and $409,000, respectively.
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

The company has sold an aggregate 97,500 Class B Preferred for aggregate proceeds of $487,500. Class B Preferred Shareholders have not converted any Class B Preferred.

During the three and nine month periods ended September 30, 2007 and 2006, the company did not sell any Class B Preferred.

At September 30, 2007 and 2006, Class B Preferred dividends in arrears amounted to approximately $86,000 and $43,000, respectively.
[3] Business Consultants Stock Plan:
For the three month periods ended September 30, 2007 and 2006, the company issued 94,180 and 560,929 common shares to business consultants under the Business Consultants Stock Plan and charged $292,000 and $347,000 to operations in connection with these share issuances. For the nine month periods ended September 30, 2007 and 2006, the company issued 174,803 and 891,663 common shares and charged $702,000 and $939,000 to operations. Share issuances are valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which are valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which are valued as of the end of each quarter effective October 13, 2006. As of September 30, 2007, 4,791,826 shares are available for future issuances under the Business Consultants Stock Plan.
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

Due to changes made to the plan on October 13, 2006, described below, the company did not grant any warrants under the Plan for the three month periods ended September 30, 2007 and 2006 and for the nine month period ended September 30, 2007. Prior to the changes, for the nine month period ended September 30, 2006, the company granted 26,500 warrants and the company recorded a charge of approximately $48,000 to general and administrative expenses.

No previously issued warrants were exercised during the three month period ended September 30, 2007. During the three month period ended September 30, 2006, 3,000 previously issued warrants were exercised. During the nine month periods ended September 30, 2007 and 2006, 6,000 and 18,000 previously issued warrants were exercised.

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

For the three month period ended September 30, 2007, the company issued 11,978 common shares pursuant to the Nonmanagement Directors Plan to satisfy the June 30, 2007 payable in the amount of $41,925 and recorded a charge of $41,925 for such period. For the nine month period ended September 30, 2007, the company has issued 21,960 common shares to satisfy the March 31, 2007 and June 30, 2007 payable in the aggregate amount of $83,850 and has recorded a charge of $83,850 for such period.

The Nonmanagement Director Plan was amended on October 10, 2007 (See Note K).
[5] Shares issued for services and rent:
During 1997, the company granted 12,000 and 2,000 shares of common stock for services provided. The company valued the shares at their fair value of $1.50 and $3.00 per share, respectively. During 1998, the company granted 1,000 shares of common stock, valued at $3.00 per share, for services provided. During 2003 and 2002, 15,640 and 134,964 restricted shares were issued for services aggregating approximately $18,000 and $198,000 respectively. During 2005 and 2004, 100,000 and 35,000 restricted shares were issued for services and rent aggregating approximately $259,500 and $194,000. During the three and nine month periods ended September 30, 2007 and 2006, no restricted shares were issued.

[6] Business, Financial and Engineering Consultants:
In connection with its business, financial and engineering operations for the three month period ended September 30, 2006, the company issued 85,333 warrants exercisable for ten years at $0.01 per common share to business, financial and engineering consultants. During the nine month period ended September 30, 2006, the company issued 492,833 warrants exercisable for ten years to such consultants. In connection with the issuance of these warrants, the company recorded a charge of $1,389,000 and $2,032,477 in consulting expense for the three months and nine months ended September 30, 2006.

During the three month period ended September 30, 2007, the company did not issue any warrants to its business, financial and engineering consultants. During the nine month period ended September 30, 2007, the company issued 150,000 warrants exercisable for ten years at $5.00 per common share to such consultants. In connection with the issuance of these warrants, the company recorded a charge of $650,000 for the nine month period ended September 30, 2007. The 50,000 warrants issued during the first quarter of 2007 require that the company engage in a commercializing event for the warrants to become exercisable.

During the three and nine month periods ended September 30, 2006, 90,750 of these warrants were exercised for proceeds of $908. No warrants were exercised for the three and nine month periods ended September 30, 2007.
[7] Stock Option Plan:
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

No options were granted under the Option Plan during the three and nine month periods ended September 30, 2007 and 2006.

A summary of options granted under the Option Plan is set forth in the following table:

	Nine Months Ended September 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,823,895	$4.85	1,823,895	$4.85
Granted	—	—	—	—

Outstanding at September 30, 2007	1,823,895	4.85	1,823,895	4.85

Options exercisable September 30, 2007	1,823,895	4.85	1,823,895	4.85

At September 30, 2007, 176,105 options are available for future grants under the Plan.

The following table represents information relating to stock options outstanding at September 30, 2007:

	Options Outstanding		Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
	Exercise	Remaining Life		Exercise
Shares	Price	in Years	Shares	Price
1,773,895	$5.00	2.94	1,773,895	$5.00
50,000	2.26	5.67	50,000	2.26

1,823,895	4.85	3.09	1,823,895	4.85

As of September 30, 2007, the company did not have any unrecognized stock compensation related to unvested awards.

The company did not record any stock based compensation for the three and nine month periods ended September 30, 2007 and 2006.

The following summarizes the activity of the company’s stock options for the three and nine month periods ended September 30, 2007 and 2006:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Term		Value
Number of shares under option plan:
Outstanding at January 1, 2007	1,823,895	$4.85
Granted
Exercised
Canceled or expired

Outstanding at September 30, 2007	1,823,895	$4.85	3.09	years	$34,500

Exercisable at September 30, 2007	1,823,895	$4.85	3.09	years	$34,500

At September 30, 2007, all outstanding options were fully vested.

At September 30, 2007 the company has 134,964 restricted shares issued outside the plan.
[8] Warrants:
As of September 30, 2007, outstanding warrants to acquire shares of the company’s common stock are as follows:

		Number of
Exercise		Shares
Price	Expiration	Exercisable
(a)	(a)	125,000	(a)
$.75	None	500,000	(b)
$.01	None	511,200	(c)
$.01	None	54,500	(d)
$.01	None	39,000	(e)
$5.00	10 years	505,000	(f)
$.01	None	6,000	(g)
$.01	None	25,000	(h)
$1.00	None	20,500	(i)
(j)	(j)	(j )	(j)
$3.27	10 years	400,000	(k)
$3.75	10 years	200,000	(l)
$5.00	10 years	50,000	(m)
$5.00	10 years	100,000	(n)
(a)	Exercisable only if company has an IPO at the IPO price and exercisable five years from IPO. Through September 30, 2007, the company has not completed an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

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

(d)	The company issued an aggregate 123,500 warrants to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. For the years ended December 31, 2006, 2005 and 2004, the company issued 26,500, 44,000 and 53,000 warrants, immediately exercisable for a ten year term at $.01 per common share. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note G [4]). During 2005, 21,000 warrants were exercised. No warrants were exercised during the three month period ended September 30, 2007 and 3,000 warrants were exercised during the three month period ended September 30, 2006. During the nine month periods ended September 30, 2007 and 2006, 6,000 and 42,000 of these warrants were exercised for proceeds of $60 and $180.

(e)	In 2005, the company issued 12,000 warrants to a consultant, immediately exercisable at .01 per common share. During 2005, 3,000 warrants were exercised for proceeds of $30. In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share.

(f)	During 2005, the company issued 210,000 warrants to certain engineering consultants, exercisable immediately for a ten year term at $5.00 per common share. During 2006, the company issued 295,000 warrants to certain engineering consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if the company sells, licenses or otherwise transfers one or more technologies for value. None of these warrants have been exercised through September 30, 2007.

(g)	During 2005, the company issued 6,000 warrants to a consultant, exercisable at .01 per common share. None of these warrants have been exercised through September 30, 2007.

(h)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, exercisable at $.01 per common share. 50,000 of these warrants were exercised in 2005 for proceeds of $625. During 2006, the company issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share. During 2006, 110,849 of these warrants were exercised for proceeds of approximately $1,171. None of these warrants were exercised during the three month period ended September 30, 2007. 12,500 of these warrants were exercised during the nine month period ended September 30, 2007 for proceeds of $125.

(i)	During 2006, one investor purchased 20,500 warrants immediately exercisable at $1.00 per common share for a purchase price of $2,000. None of these warrants have been exercised through September 30, 2007.

(j)	In connection with its business and financial operations for the year ended December 31, 2006, the company issued 91,583 warrants, immediately exercisable over a ten year term at $.01 per common share. During the year ended December 31, 2006, 91,083 of these warrants were exercised for proceeds of $910. None of these warrants were exercised during the three month period ended September 30, 2007. 500 of these warrants were exercised during the nine month period ended September 30, 2007 for net proceeds of $5.

(k)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. None of these warrants have been exercised through September 30, 2007.

(l)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to its governmental affairs consultant. None of these warrants have been exercised through September 30, 2007. The company recorded a charge of $948,000 to general and administrative expenses.

(m)	During the quarter ended March 31, 2007, the company issued 50,000 warrants exercisable for a ten year period at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company develop its New York State and national school bus program. None of these warrants have been exercised through September 30, 2007. The company recorded a charge of $249,000 to general and administrative expenses.

(n)	On April 19, 2007, the company issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with the company’s engagement to furnish constant velocity joints to a military contractor. None of these warrants have been exercised through September 30, 2007. The company recorded a charge of $401,000 to general and administrative expenses.

The following summarizes the activity of the company’s outstanding warrants for the nine months ended September 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term*	Value
Outstanding at January 1, 2007	2,652,700	$2.19	7.44 years
Granted	150,000	5.00	9.59 years
Exercised	(19,000)	0.01
Canceled or expired	(247,500)	0.01

Outstanding at September 30, 2007	2,536,200	$2.58	8.52 years	$2,924,308

Exercisable at September 30, 2007	1,616,200	$2.50	5.09 years	$1,824,308

*	Does not include those shares with no expiration date.
The fair value of warrants were estimated using the Black-Scholes option pricing model utilizing the following assumptions: risk free rate of 3.76%; expected option life of 10 years; expected volatility of 1.64%; and expected dividend yield 0% for the nine months period ended September 30, 2007.
[9] Issuance of Stock and Warrants by Subsidiary:
The following is a summary of warrants outstanding issued by Ice Surface Development, Inc.

	Three Months Ended
	September 30,
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
[10] Shares Issued for Consulting Services:
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

During the three month periods ended September 30, 2007 and 2006, the company issued 45,000 and 50,000 business consultant common shares valued at $132,000 and $170,500 to satisfy invoices submitted by the consultants for services rendered. During the nine month periods ended September 30, 2007 and 2006, the company issued 87,500 and 150,000 business consultant common shares valued at $304,000 and $361,000 to satisfy invoices submitted by the consultants for services rendered. During the three month periods ended September 30, 2007 and 2006, the trustee sold 50,000 and 64,200 business consultant common shares and distributed $140,000 and $155,000 from the trust to the consultants in accordance with the trust’s terms.

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
[11] Commercializing Event Plan:
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

No shares have been issued under the Event Plan since its inception through the period ended September 30, 2007.

This Commercializing Event Plan was terminated effective October 10, 2007 and a new Commercializing Event Plan was adopted by the Board of Directors. See Note K.

Note H — Commitments and Other Matters
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

During the year ended December 31, 2006, the company issued an additional 295,000 warrants exercisable immediately over a ten year term at $5.00 per common share to the same consultants. The company valued the warrants at $1,441,000 using the Black-Scholes option/pricing model and charged operations. The company also issued 200,000 warrants in connection with its engagement of a governmental affairs consultant. The warrants are immediately exercisable over a 10 year period at an exercise price of $3.75 per common share. The company valued the warrants at $948,000.

No additional securities have been issued under new and/or existing consulting agreements during the three and nine month periods ended September 30, 2007 and no outstanding securities issued under these consulting agreements were exercised during the three and nine month periods ended September 30, 2007.

[2] Variable Gear, LLC:
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

The Company has recorded the purchase of the membership interests as additional goodwill. The Company then recorded the deferred revenue of $150,000 as revenue at June 30, 2007 because all of the Company’s obligations regarding this payment have been met. Since there are no operations of the Variable Gear entity since inception, the Company has concluded that there is no future benefit to the purchased interest and has treated as impaired the goodwill at June 30, 2007.
[3] Leases:
The company leased premises for use as its executive offices. The lease was for a period of 3 years, commencing July 1, 2004 expiring on June 30, 2007 with monthly rental payments of approximately $2,200. Under the lease, the company was also responsible for its share of real estate taxes, certain maintenance and repair costs, and increases in utility costs associated with the premises. The company has not renewed this lease.

On August 1, 2004, the company sublet, as a tenant, a portion of a facility located in Webster, New York for a term of six months at a rental rate of $600 per month. On December 31, 2004, the company purchased from the previous owner certain assets for approximately $68,000 and assumed the lease of the underlying tenant for the entire premises. The lease calls for payment of a rental of $2,100 per month. The initial lease term expired on February 28, 2007 and was renewed for an additional two years, through February 28, 2009. The company anticipates that, upon completion of the remodeling to the Rochester facility, it will move its operations carried on at the Webster facility to its Rochester facility. The company has made arrangements with the owner of the Webster facility that the existing lease may be terminated upon thirty days written notice with no penalty. We believe that the Rochester facility will be sufficient to meet our future needs.

For the nine month periods ended September 30, 2007 and 2006, rent expense was approximately $39,000 and $42,000.
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
Note J— Litigation
(1) On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that Court’s (the “lower Court”) determination that the June and/or April agreements with the management consulting firm are null and void and unenforceable as against the company, its officers and directors. See Note I.
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
Pursuant to the lower Court order dated April 5, 2007, the company rescinded and cancelled the stock certificate for 40,000 common shares issued to the management consulting firm and rescinded and cancelled the 245,000 common stock warrants previously issued to such firm. The company has not reversed the charges recorded in March, 2007, due to the ongoing litigation.
On April 12, 2007, the company commenced litigation against the same management consulting firm in the Supreme Court, Seventh Judicial District, alleging that the company has been damaged in excess of $6 million by such firm.
(2) The controlling persons of Torvec’s majority-owned subsidiary, Ice Surface Development, Inc. (“ISDI”), namely, ISDI’s chief executive officer, chief operating officer and vice-president of manufacturing sought to obtain a preliminary injunction from the Supreme Court of the State of New York, Seventh Judicial District against ISDI and Torvec, Inc. to prevent the assignment of the ice technology license to an unrelated company owned by the technology’s principal inventor in exchange for a royalty equal to 5% of the gross revenues generated by the license. The injunction was sought to support the plaintiffs in their efforts to arbitrate their claims they are owed monies under the provisions of their employment agreements with ISDI.

On September 12, 2007, the Court denied plaintiffs’ request for a preliminary injunction against Torvec, Inc., noting that Torvec is not and never was a party to the employment agreements. The Court further denied plaintiffs’ request that the assignment of the license be enjoined, noting that the assignment was completed before the plaintiffs’ action for a preliminary injunction was commenced.
The Court did grant a preliminary injunction against ISDI to prevent it from liquidating and dissolving until the plaintiffs have had the opportunity to arbitrate their claims against ISDI. The grant of the preliminary injunction was conditioned upon plaintiffs commencing the arbitration within 30 days of the Court’s decision and order.
On October 8, 2007, the plaintiffs filed for arbitration of the dispute. ISDI has opposed the demand primarily on the grounds that plaintiffs’ demand is time-barred.
As of December 31, 2006, the company had accrued approximately $1,541,000 on its consolidated financial statements attributable to unpaid salaries for such executive officers. In accordance with the terms of the employment agreements, at the discretion of the Board of Directors, this total amount was paid with 15% of the common stock of ISDI at a special meeting of shareholders held on June 7, 2007 in connection with the assignment of the Dartmouth license to Ice Engineering. As recited above, the executive officers of ISDI have filed arbitration claims totaling approximately $1,480,000 against ISDI. As of September 30, 2007, this amount is included in the accrued liabilities caption on the accompanying financial statements, pending the final resolution of the arbitration.
Note K — Subsequent Events
(1) On October 31, 2007, the Board of Directors approved the termination of the company’s Commercializing Event Plan, effective October 10, 2007 and the warrants granted to the engineers and security personnel be cancelled, effective October 10, 2007.
The Board approved a new Commercializing Event Plan, effective October 10, 2007, which would provide as follows:
Participants
All directors and officers of Torvec as well as all engineering consultants and security personnel.
Any other individual recommended by the Governance Committee and approved by the Board of Directors from time to time.
Effective Date of Amendment
October 10, 2007
Terms of the Plan as Amended
Upon the happening of any commercializing event, each of the directors and officers of Torvec as well as certain management personnel shall be entitled to share equally in 6% of the gross revenues derived or to be derived from the transaction and/or transactions constituting a commercializing event. Upon the happening of any commercializing event, each of the company’s engineering and security consultants shall be entitled to share equally in 2% of the gross revenues derived and/or to be derived from the transaction and/or transactions constituting a commercializing event.
     Additional individuals may be added to the plan from time to time, either at the 6% management level or at the 2% engineering level. With respect to each additional individual, however, the actual number of shares issuable as the result of any commercializing event shall be calculated based upon the closing price of the company’s common stock on the OTCBB (or if the company’s shares are listed on an exchange, including NASDAQ, on such exchange) on the date the individual becomes a participant in the plan as determined by the Board of Directors.
     In order to actually receive payment under the commercializing event plan, each Participant must be both a) employed by, a consultant to or associated with Torvec and b) judged to be “in good standing” with the company at the time of any and all such payments, all as determined by the Board of Directors as of the date of the Board’s authorization of payments to be made under the plan.
     For purposes of the plan, a commercializing event shall consist in any completed transaction, or series of completed transactions, regardless of form, structure or size and/or dollar amount by which the company and/or its shareholders derive gross revenue or are expected to derive gross revenue under the terms of the transaction and/or the terms of any agreement or working arrangement entered into by the company. For purposes of the plan, payments to be made to participants with respect to each given commercializing event shall be made in full upon the finalization of the commercializing event even if the company is to be paid in installments or some other type of revenue-deferred arrangement. Where payments are to be made pursuant to an arrangement, such as a license or supply contract, where the aggregate consideration to be received by the company as the result of the commercializing event is not stated, the aggregate dollar-value ascribed to the license, supply contract or similar instrument based upon an estimate of the total dollars to be received over the term of the instrument shall be utilized for purposes of fixing the gross revenues to be derived from the commercializing event.
     It is expressly provided that the participants in the commercializing event plan shall be entitled to receive payments as described in the plan regardless of the number of commercializing events, in the aggregate or with respect to any given technology.
(2) On October 31, 2007, the company’s Board of Directors approved that certain adjustments be made to the company’s Nonmanagement Directors Plan, as that Plan had been modified by the Board of Directors on October 13, 2006.
The Board approved an increase of 5% per annum to the amounts payable for board service and an additional increase of 5% per annum for service as chairman of the board and of the board’s standing committees. As adjusted in accordance with this recommendation, each nonmanagement director (a total of 4 persons) would receive $26,460 for board and committee service per annum. In addition, the chairman of the audit committee would receive $12,600 per annum and the chairman of the nominating committee would receive $5,355 per annum.
The Board approved that the chairman of the board, chairman of the executive committee and chairman of the governance and compensation committee, one person, be paid an aggregate $110,000 per annum for all services rendered by him as a director and in such capacities.
The Board approved that the effective date for these adjustments be July 1, 2007 so that all payments made to the company’s nonmanagement directors for the third quarter of 2007 and all future quarters reflect the increases.
(3) On November 8, 2007, the controlling persons of Torvec’s majority-owned subsidiary, Ice Surface Development, Inc (“ISDI”) commenced a second action against ISDI with respect to their claim that ISDI is indebted to them in the amount of $1,405,000 in unpaid executive officer salaries. The action was commenced in the United States District Court for the Western District of New York and added the company, Keith Gleasman and Morton Polster as defendants. The plaintiffs allege that the assignment of the ice technology license held by ISDI for a royalty equal to 5% of the gross revenues generated by the license was for inadequate consideration and that, as a consequence, plaintiffs are entitled to a portion of the reimbursement amount payable to Torvec. Legal costs incurred in defending these claims were charged to general and administrative expense.
The company believes plaintiffs position is without merit and will defend the action vigorously.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
PLAN OF OPERATION
(a) Overall Business Strategy
The company’s overall business strategy relating to the commercialization of its technologies continues to be:
•	to license or sell any one or a number of its automotive technologies (i.e. the infinitely variable transmissions, the hydraulic pump/motor system, the Iso-Torque™ differential, the constant velocity joint mechanism, and the full terrain vehicle) in order to provide the capital management believes is necessary to commercialize its FTV™ worldwide, especially in the Asian, African, South and Central American, and Eastern European markets.
The company’s plan of operation relative to its automotive inventions during the year ending December 31, 2007 is:
•	to continue its working relationship with the National Aeronautics and Space Administration with respect to that agency’s development of a lunar rover to return to the moon by approximately the year 2020;

•	to continue refining the company’s infinite variable transmissions to maximize the cost savings, fuel-efficiencies and pollution reduction capabilities of such transmissions as compared to conventional automatic transmission technologies;

•	to continue its attempt to generate governmental support for the company’s New York State and national school bus program;

•	to initiate working relationships with automotive manufacturers, first-tier suppliers and local municipalities, including entering into supply contracts with such companies and municipalities, either in preparation for or in concert with one or more licensing arrangements with such entities;

•	to provide constant velocity joint units to a military contractor for integration in a newly-designed demonstration vehicle;

•	to continue demonstrating the company’s automotive technologies to interested representatives of the traditional auto industry, government and innovative auto companies with advanced automotive technologies for selected, niche markets;

•	to adapt and modify the company’s automotive technologies to the specification requirements of end-users with whom the company may be engaged and as adapted and modified, to file new patent applications to the extent necessary and appropriate.
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
     Since its acquisition of the ice technology license from Dartmouth College, the company endeavored to work with the technology’s inventor, Dr. Victor Petrenko at Dartmouth Thayer School of Engineering, to refine the various methods for deicing and, during the same period, used its best efforts to sublicense such technology to one or more domestic and/or foreign glass manufacturers, automotive companies and other potential end-users. A considerable amount of the additional development work was performed at the Dartmouth College’s center for ice technology on the college’s campus, which work was supervised by Dr. Petrenko.
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
     • With respect to the March 1, 2008 quarterly payment only, the $300,000 will be offset by approximately $91,000 of licenses-associated expenses paid by Ice Engineering on the company’s behalf.

     In anticipation of the assignment, the shareholders of Ice Surface Development, Inc. adopted and approved a Plan of Liquidation and Dissolution on June 7, 2007. Pursuant to the Plan, all liabilities owed by Ice Surface Development to its former officers, approximating $1.5 million, were extinguished in exchange for an increase in their percentage equity interest in Ice Surface Development. The executive officers of Ice Surface Development are seeking to compel arbitration with respect to this liability, and we are reflecting the amount of such liability on our balance sheet until the matter is resolved.
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
     The following is a partial list of the major projects in which the company is engaged as of October 12, 2007:
     • A major U.S. automotive manufacturer has requested that the company adapt its patented FTV substructure(steer drive, suspension system and high-speed tracks) to fit on one of its cabover trucks to determine its suitability for the manufacturer to go into production of FTVs, with initial sales to be primarily in the North American market. The truck has been delivered by the manufacturer to and is now being fitted with the company’s substructure;
     • A different major U.S. automotive manufacturer has inquired about our IsoTorque differential, not only for certain classes of its flagship vehicles but also for all of its car and truck models;
     • We have delivered our constant velocity joints to a major military contractor per their purchase order and have been informed that the units have more than met the manufacturer’s expectations. The units are now undergoing durability analysis.
     • A California metropolitan bus company has requested that we build a specialized version of our constant velocity joint to enable its new hybrid bus model to function. We are adapting our constant velocity joint technology to meet the bus company’s need and believe that we will ship them a unit during the fourth quarter, 2007;
     • A Malaysian company has requested that we adapt our constant velocity joint technology to solve a major problem inherent in the current design of its monorail system. We are in the process of designing the adaptation;
     • Pursuant to our working relationship with the National Aeronautics and Space Administration (“NASA”), we have delivered the Isotorque differentials to NASA under the existing purchase order and will be delivering electrically-modified transmissions to NASA as called for under the purchase order. The company continues to further modify the transmission to meet NASA’s ever-developing specifications as that Agency continues to improve the vehicle it is designing for our America’s return to the moon.
     • An American subsidiary of a Korean manufacturer has discussed with the company a proposal to acquire our hydraulic pump and motor for incorporation in its construction and agriculture vehicles;
     • Another Fortune 500 company has discussed with the company a proposal to acquire rights to our constant velocity joint technology.

     After the company’s technologies have been validated with respect to these specific end-user vehicle applications as well other ongoing projects, it is anticipated that one or more of these end-users will enter into licensing agreements, supply contracts and/or similar arrangements resulting in the profitable commercialization of the company’s technologies. One or more of these end-users may seek to acquire all of the company’s automotive technologies by an outright purchase of the company using cash, stock or a combination of stock and cash as the consideration for such purchase.
(c) Company Expenses
     The net loss for the three month period ended September 30, 2007 was $569,000 as compared to the three month period ended September 30, 2006 net loss of $2,291,000. The decrease in the net loss of $1,722,000 is principally related to decrease in consulting expense of $1,450,000 and an increase in other income of $143,000 generated by the acquisition of Variable Gear, LLC.
     Cost of goods sold for the three and nine month period ended September 30, 2007 amounted to $94,000 and $120,000 as compared to $0 for the three and nine month period ended September 30, 2006. This increase is due to the company’s sale of products to NASA and Lockheed Martin for the period ended September 30, 2007.
     Research and development expenses for the three month period ended September 30, 2007 amounted to $152,000 as compared to $334,000 for the three month period ended September 30, 2006. This decrease of $182,000 is principally attributable to the expenditure of fewer dollars for the development of the company’s products.
     General and administrative expenses for the three month period ended September 30, 2007 amounted to $434,000 as compared to $1,957,000 for the three month period ended September 30, 2006. This decrease amounted to $1,523,000 and is principally due to decrease in consulting fees of $250,000 and the charge in the Management Directors Plan of $1,250,000.
     The net loss for the nine month period ended September 30, 2007 was $2,327,000 as compared to the nine month period ended September 30, 2006 net loss of $4,884,000. The decrease in the net loss of $2,557,000 is principally related to decrease in consulting expense of $1,450,000 and the increase in other income of $143,000 generated by the acquisition of Variable Gear, LLC.
     Research and development expenses for the nine month period ended September 30, 2007 amounted to $541,000 as compared to $1,252,000 for the nine month period ended September 30, 2006. This decrease of $711,000 is principally attributable to the expenditure of fewer dollars for the development of the company’s products.
     General and administrative expenses for the nine month period ended September 30, 2007 amounted to $1,935,000 as compared to $3,631,000 for the nine month period ended September 30, 2006. This decrease amounted to $1,705,000 and is principally due to decrease in consulting fees of $420,000 and expense recorded from the Management Directors Plan of $1,280,000.

(d) Liquidity and Capital Resources
     The company’s business activities during the three and nine month periods ended September 30, 2007 were funded principally through cash on hand as the result of the sale of 273,250 shares of Class A Preferred for $1,093,000 and sale of 55,000 shares of Class B Preferred for $274,000 during the year ended December 31, 2006. In addition, the company received approximately $9,000 through the sale of transmission and differential prototypes in the first quarter of 2007 and approximately $500,000 in reimbursement monies from the assignee of the company’s ice technology license on June 15, 2007.
     The company’s business activities during the three and nine month periods ended September 30, 2006 were funded principally through the sale of 58,250 Class A Preferred in the first quarter of 2006, 25,000 Class A Preferred in the second quarter, and 78,750 Class A Preferred in the third quarter for proceeds of $233,000, $100,000 and $315,000 respectively.
     For the three month periods ended September 30, 2007 and 2006, the company issued 94,180 and 560,929 common shares to business consultants under the Business Consultants Stock Plan and charged $292,000 and $347,000 to operations in connection with these share issuances. For the nine month periods ended September 30, 2007 and 2006, the company issued 174,803 and 891,663 common shares and charged $702,000 and $939,000 to operations. Share issuances are valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which are valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which are valued as of the end of each quarter effective October 13, 2006. As of September 30, 2007, 4,791,826 shares are available for future issuances under the Business Consultants Stock Plan.
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
     For calendar 2007, each of the Gleasmans from time to time may sell, from his own personal holdings of Torvec, an average of approximately 500 common shares at prevailing market prices at the time of sale. The total number of shares sold under this plan, if shares were sold on a daily basis throughout the remainder of the 2007 year, would represent approximately 2% of the current Gleasman family holdings. No shares were sold by the Gleasmans under this plan for the nine months ended September 30, 2007.
     At September 30, 2007, the company’s cash position was $483,000 and the company has a negative working capital position of $1,258,000. The company’s cash position at anytime during the three and nine month periods ended September 30, 2007 was primarily dependent upon its success in selling Class A Preferred during 2007. The company’s cash position was increased during the second quarter of 2007 by virtue of its receipt of approximately $500,000 in reimbursement monies from the assignment of its ice technology license and the sale of one of its products to NASA for $28,000. The company has received purchase orders from NASA and a military contractor which, when the orders are paid, will generate approximately $300,000 in revenues.
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
     At September 30, 2007 and December 31, 2006, the company had accounts payable and accrued expenses of $1,888,000 and $1,686,000, respectively.

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
(f) Impact of Inflation
     Inflation has not had a significant impact on the company’s operations to date and management is currently unable to determine the extent inflation may impact the company’s operations during the three and nine month periods ended September 30, 2007.
(g) Quarterly Fluctuations
     As of September 30, 2007 and 2006, the company had not engaged in significant revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At September 30, 2007, the company does not engage in investment activities and has no material, outstanding indebtedness that would subject it to commodity price and/or equity price market risk. The company does not engage in activities that would subject it to foreign currency exchange rate risk. On June 19, 2006, a shareholder advanced the company $250,000 by depositing the full amount with the Monroe County Treasurer in order to perfect a stay with respect to a lower Court order directing the company to transfer 40,000 common shares and 245,000 common stock warrants to a management consulting firm with which the company is in litigation. The company agreed to reimburse the shareholder on a current basis in cash for his interest expense, currently at a rate of 8.75% per annum. The rate is variable depending upon the prime rate while the advance remains outstanding and, thus, the company is subject to market risk with respect the amount of interest payable.
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
The company’s management, including the chief executive officer and interim chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2007 pursuant to Rule 13a-15(b) under the Exchange Act and has concluded that our disclosure controls and procedures were effective as of September 30, 2007.
Changes in Internal Control Over Financial Reporting
The company’s management, with the participation of the company’s chief executive officer and interim chief financial officer, has concluded that there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
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
(2) The controlling persons of Torvec’s majority-owned subsidiary, Ice Surface Development, Inc. (“ISDI”), namely, ISDI’s chief executive officer, chief operating officer and vice-president of manufacturing sought to obtain a preliminary injunction from the Supreme Court of the State of New York, Seventh Judicial District against ISDI and Torvec, Inc. to prevent the assignment of the ice technology license to an unrelated company owned by the technology’s principal inventor in exchange for a royalty equal to 5% of the gross revenues generated by the license. The injunction was sought to support the plaintiffs in their efforts to arbitrate their claims they are owed monies under the provisions of their employment agreements with ISDI.
On September 12, 2007, the Court denied plaintiffs’ request for a preliminary injunction against Torvec, Inc., noting that Torvec is not and never was a party to the employment agreements. The Court further denied plaintiffs’ request that the assignment of the license be enjoined, noting that the assignment was completed before the plaintiffs’ action for a preliminary injunction was commenced.
The Court did grant a preliminary injunction against ISDI to prevent it from liquidating and dissolving until the plaintiffs have had the opportunity to arbitrate their claims against ISDI. The grant of the preliminary injunction was conditioned upon plaintiffs commencing the arbitration within 30 days of the Court’s decision and order.
On October 8, 2007, the plaintiffs filed for arbitration of the dispute. ISDI has opposed the demand primarily on the grounds that plaintiffs’ demand is time-barred.
As of December 31, 2006, the company had accrued approximately $1,541,000 on its consolidated financial statements attributable to unpaid salaries for such executive officers. In accordance with the terms of the employment agreements, at the discretion of the Board of Directors, this total amount was paid with 15% of the common stock of ISDI at a special meeting of shareholders held on June 7, 2007 in connection with the assignment of the Dartmouth license to Ice Engineering. As recited above, the executive officers of ISDI have filed arbitration claims totaling approximately $1,480,000 against ISDI. As of September 30, 2007, this amount is included in the accrued liabilities caption on the accompanying financial statements, pending the final resolution of the arbitration.
There is no other litigation involving the company. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the company.
(3) On November 8, 2007, the controlling persons of Torvec’s majority-owned subsidiary, Ice Surface Development, Inc (“ISDI”) commenced a second action against ISDI with respect to their claim that ISDI is indebted to them in the amount of $1,405,000 in unpaid executive officer salaries. The action was commenced in the United States District Court for the Western District of New York and added the company, Keith Gleasman and Morton Polster as defendants. The plaintiffs allege that the assignment of the ice technology license held by ISDI for a royalty equal to 5% of the gross revenues generated by the license was for inadequate consideration and that, as a consequence, plaintiffs are entitled to a portion of the reimbursement amount payable to Torvec.
The company believes plaintiffs position is without merit and will defend the action vigorously.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
All sales of unregistered equity securities taking place during the quarter ended September 30, 2007 were timely reported in current reports on Form 8-K filed by the company.

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
(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession
2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.
(3) Articles of Incorporation, By-laws
3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A , Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.5	Certification of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.

3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing the authorized common shares from 40,000,000 to 400,000,000 common shares, incorporated by reference to annual report (Form 10-K) filed for the calendar year ended December 31, 2006.
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

TORVEC, INC.
Date: November 15, 2007	By:	/s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: November 15, 2007

By:	/s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer and
Interim Chief Financial Officer

EXHIBIT INDEX

EXHIBIT			PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

	2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary	N/A
Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc.
incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed
February 12, 2001.

(3)	Articles of Incorporation, By-laws

	3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A, Registration	N/A
Statement, registering Company’s $.01 par value common stock under section 12(g) of the
Securities Exchange Act of 1934;

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000,	N/A
incorporated by reference to Form SB-2 filed October 19, 2000;

	3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB	N/A
filed for fiscal year ended December 31, 2002;

	3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to	N/A
Form 10-KSB filed for fiscal year ended December 31, 2002;

	3.5	Certification of Amendment to the Certificate of Incorporation dated October 21, 2004	N/A
setting forth terms and conditions of Class B Preferred, incorporated by reference to
Form 10-QSB filed for fiscal quarter ended September 30, 2004.

	3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26,2007	N/A
increasing authorized common shares from 40,000,000 to 400,000,000 common shares, incorporated by reference to annual report Form 10-K filed for the calendar year ended
December 31, 2006.

(4)	Instruments defining the rights of holders including indentures None		N/A

(9)	Voting Trust Agreement None		N/A

(10)	Material Contracts

	10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents,	N/A
patent properties, technology and know-how to the Company, Neri Service and Space
Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;		N/A

10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999 as amended by reference to Form S-8 Registration Statement registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000,2,500,000 and 5,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003,April 20, 2004 and October 13, 2006 respectively;		N/A

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;		N/A

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;		N/A

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;		N/A

EXHIBIT		PAGE

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;	N/A

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;	N/A

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;	N/A

EXHIBIT		PAGE

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steve Urbanik, Floyd G. Cady, Jr. and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated b y reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005	N/A

10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004, creating the non-management directors plan, incorporated by reference to Form 10-KSB for fiscal year ended December 31, 2005	N/A

10.47	Excerpts from minutes of the meeting of Board of Directors Torvec, Inc., adopting changes to the non-management directors plan creating a commercializes event plan, approving an increase in shares to be issued under business consulting plan and adopting recommendation that shareholders increase number of authorized common Shares from 40,000,000 to 400,000,000, incorporated by reference to Form 8-K filed on October 16, 2006.	N/A

10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm, incorporated by reference to Form 8-K filed on June 20, 2006;	N/A

10.49	Letter agreement with American Continental Group, LLC dated October 27, 2006 incorporated by reference to Form 8-K filed on October 30, 2006;	N/A

10.50	New York State School Bus Proposal, incorporated by reference to Form 10-Q filed for the quarter ended March 31, 2006;	N/A

EXHIBIT		PAGE

10.51	Order of Supreme Court of the State of New York directing the Monroe County Clerk to release back to the company 40,000 common shares and 245,000 common stock warrants issued to a management consulting firm with which the company is in litigation and held in escrow by such Clerk by virtue of a previous court order and directing the return to the company of a $250,000 (less administrative fee) undertaking deposited with the Monroe County Treasurer in connection with the same litigation, incorporated by reference to Form 10-Q filed for the quarter ended March 31, 2007;	N/A

10.52	License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, Inc. made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology to Ice Engineering, incorporated by reference to Form 8-K filed on July 18, 2007.	N/A

(11)	Statement regarding computation of per share earnings (loss) Not applicable	N/A

(14)	Code of Ethics	N/A

(16)	Letter on change in certifying accountant None	N/A

(18)	Letter regarding change in accounting principles None	N/A

(20)	Other documents or statements to security holders None	N/A

(21)	Subsidiaries of the registrant Ice Surface Development, Inc. (New York) Iso-Torque Corporation (New York) IVT Diesel Corp. (New York) Variable Gear, LLC (New York)	N/A

(22)	Published report regarding matters submitted to vote of security holders None	N/A

(23)	Consents of experts and counsel	N/A

(24)	Power of attorney None	N/A

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications	50

(32)	Section 1350 Certifications	51

(99)	Additional exhibits None	N/A