Form 10-K
period 2007-12-31
TORVEC INC
filed 2008-04-11
CIK 1063197

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-24455
TORVEC, INC.
(Name of Small Business Issuer in its charter)

NEW YORK	16-1509512

(State or other jurisdiction of incorporation or organization)	I R S Employer Identification No.

1999 Mount Read Blvd. Building 3 Rochester, New York	14615

(Address of principal executive offices)	(Zip Code)
Issuer’s Telephone Number, including Area Code: (585) 248-0740
Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of each exchange on
Title of each class	which registered

Securities registered pursuant to Section 12(g) of the Exchange Act
$.01 par value common voting stock
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     Yes ☐ No ☑
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
     Yes ☑ No ☐
Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
     Yes ☐ No ☑

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $52,741,948
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 31,895,126

TORVEC, INC. AND SUBSIDIARIES
(A Development Stage Company)

PAGE
PART I
Item 1. Description of Business	4
Item 1A Risk Factors	9
Item 2. Properties	10
Item 3. Legal Proceedings	11
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5 Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 6A Quantitative and Qualitative Disclosures About Market Risk
PART II — FINANCIAL INFORMATION
Item 7. Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-26
Torvec, Inc. and Subsidiaries Consolidated Balance Sheet as of December 31, 2007 and 2006	F-27
Torvec, Inc. and Subsidiaries Consolidated Statements of Operations for each of the years in the Two-Year Period Ended December 31, 2007 and for the Period from September 25, 1996 (Inception) through December 31, 2007
F-28
Torvec, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the Period from September 25, 1996 (Inception) through December 31, 2007	F-29
Torvec, Inc. and Subsidiaries Consolidated Statements of Cash Flows for each of the years in The Two Year Period Ended December 31, 2007 and for the Period from September 25, 1996 (Inception) through December 31, 2007
F-35
Notes to Consolidated Financial Statements	F-37
Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	59
Item 8A Controls and Procedures	59
Item 8B Other Information	60
PART III
Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	61
Item 10 Executive Compensation	70
Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	75
Item 12 Certain Relationships and Related Transactions and Director Independence	77
Item 13 Principal Accountant Fees and Services	78
Exhibits	79
SIGNATURES PAGE	84
EXHIBIT INDEX	85
EX - 10.55	89
EX - 23.1	97
EX - 31.1	98
EX - 32	99
EX-10.55
EX-23.1
EX-31.1
EX-32

PART I
Item 1. DESCRIPTION OF BUSINESS.
(a) History and Development of Our Inventions
     Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the company acquired numerous patents, inventions and know-how developed for more than fifty years by Vernon E. Gleasman and his sons, James and Keith Gleasman, a family with more than fifty years experience in the automotive industry. Upon its incorporation, the company commenced the development of its full terrain vehicle (“FTV”®) — the merger of the speed and handling of a truck with the full terrain capability of a tracked vehicle. Through the ongoing creation, development and improvement of its FTV, the company developed the following inventions relating to six distinct fields of automotive and related technology. Each of the following has individual commercial potential:
(i)	Iso-torque(™) differential;

(ii)	infinitely variable transmissions for diesel and gasoline engines;

(iii)	steering drive and suspension system for tracked vehicles;

(iv)	high speed, steel-reinforced rubber tracks;

(v)	hydraulic pump and motor;

(vi)	constant velocity joint mechanism.
     As a family, the Gleasmans’ manufactured, operated and sold their own innovative products for the thirty years prior to the company’s incorporation. The Gleasmans’ knowledge of the automotive industry and its trends was the basis of the invention of the company’s FTV. The Gleasmans’ creativity, experience and expertise have been recognized worldwide — in particular, Vernon E. Gleasman was the recipient of the Society of Automotive Engineers’ 1983 Schwitzer Award for the most innovative new product at the Indianapolis 500 and the 2001 Distinguished Inventor of the Year Award granted by the Rochester Intellectual Property Law Association. In addition Vernon Gleasman was nominated for the Lemelson-MIT prize, one of, if not the, most prestigious engineering awards in the world. After a long and productive life, Vernon Gleasman passed away on November 19, 2004 at age 92.
     Through March 31, 2008, there is no worldwide, patented tracked vehicle with the high speed (highway driving speeds) and handling characteristics of the company’s FTV. To facilitate the development of the FTV the company had to resolve numerous engineering hurdles and the company’s success in so resolving these engineering problems led to the inventions described above. The first generation FTV prototype was completed in February, 1999 and was initially showcased to the public in early spring, 1999. We have continued to improve the FTV since its introduction in the spring of 1999.
     The company and its wholly-owned subsidiaries rely on the full-time services of James Y. Gleasman, its chief executive officer and Keith E. Gleasman, its President, a staff of six highly qualified engineering consultants and an administrative staff consisting of three full-time consultants. The company also retains a full-time chief of security.
(b) Our Automotive Properties
     The following is an overview of our automotive technologies:
     (1) Full Terrain Vehicle (FTV®)
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
     The company’s production-ready full terrain vehicle is a new type of vehicle which management believes combines the high speed capabilities of trucks and cars with the high traction capabilities of tracked vehicles. The FTV incorporates two company inventions — the steering drive and suspension system for tracked vehicles and high speed steel-reinforced rubber tracks. The company has tested the FTV over the past 6 years. It has and continues to demonstrate the FTV in person to representatives of many governmental entities and private sector automotive companies as well as to many Tier I and Tier II automotive and truck componentry suppliers who are potential suppliers of the company’s FTV.
     Based upon these tests, demonstrations and the reaction of industry representatives, the company believes it has shown that the FTV is relatively easy to drive and steers as easily as a car and that it has shown that this tracked vehicle can traverse almost any terrain, with highway driving speeds being attainable on pavement and other relatively flat surfaces. The company also believes that it has shown that the FTV is also environmentally sensitive since its low ground pressure, less than 2 pounds per square inch, does not damage paved road surfaces or leave ruts or cause potholes on unpaved surfaces. The FTV is able to perform as it does because of its unique steering mechanism, which is protected by several U.S., European and Asian patents. This steer-drive mechanism can best be described in engineering terms as a hydro-mechanical steering mechanism. The “mechanical” portion is manufactured from conventional, high volume gearing, while the “hydro” portion is provided by a hydraulic pump and motor.
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
     The company believes its IsoTorque differential is a dramatically less expensive, more efficient and lighter improvement over the original Torsen. The Torsen is standard equipment on many major automobiles including Lexus, Mazda, Toyota, Audi, Land Rover, GM vehicles and others. The major hurdle to the Torsen’s utilization in a larger percentage of cars and trucks is price and weight. The company believes it’s the IsoTorque differential that eliminates these barriers.
     The company has been working with a number of Nissan-sponsored race car teams. The IsoTorque has proven to operate in the manner the company anticipated—it has, in the company’s opinion, shown itself to be an extremely reliable and efficient differential. Reliable—the race cars have used the IsoTorque differential for a complete racing season with no failures compared to conventional differentials which experience failure after a few races. Efficient—the IsoTorque-equipped cars improved the lap times of non-Isotorque-equipped cars by one (1) to two (2) seconds per lap. In addition, according to the race car drivers, the handling and safety of the vehicle was greatly improved.
     (3) Infinitely Variable Transmission — Hydraulic Pump/Motor
     The company variously has developed three distinct generations of infinitely variable transmissions for diesel and gasoline engines, namely, the first generation, hydromechanical transmission configured for our Dodge Ram diesel 4x4, including an all-hydraulic variation configured for gasoline engines (2003, 2004 ) a second generation, modular, hydromechanical transmission configured for both gasoline and diesel engines (2005) and the third generation, single hydraulic unit configured for both diesel and gasoline engines (2006). Each transmission provides an uninterrupted drive through an infinite number of speed ratios, allowing ideal torque flow to propel the vehicle while permitting the engine to run at optimum efficiency. The company believes that the next generation of diesel engines with state-of-the-art electronics will allow interfacing and provide the necessary mechanisms to adequately control the infinitely variable transmission. Industry data has shown that the use of continuously variable and infinitely variable transmissions improves the fuel efficiency of all engines (gas/diesel), thus leading to reduced pollution. The company believes that its infinitely variable transmission will permit automotive diesel/gasoline engines to operate at ideal combustion rates which will reduce pollution and provide improved fuel economy while operating.
     In addition to having the potential of reducing diesel particulates and nitrogen-oxide, the company’s transmissions are less complicated and have approximately 2/3 fewer parts when compared to a conventional four or five speed automatic transmission, making it smaller in size and lighter in weight. The company’s transmissions, which the company believes will be simpler and less expensive to manufacture than conventional transmissions, should provide the automotive industry with a higher performing product at a lower manufacturing cost.

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
     We have now produced this transmission for a 30,000 lb. vehicle (i.e. class 5 or 6) and began the testing of this transmission at our facility in March 2008.
Constant Velocity Joint Mechanism
     Present day constant velocity joint technology was developed over eighty years ago and has remained virtually the same with a few minor improvements. Existing constant velocity joints function by allowing hardened steel balls to slide in hardened, steel curved tracks. This design creates an inherent lubrication problem as the balls move through their cycle. An additional, inherent weakness of this design is that torque is transferred by balls in a concentrated sliding contact point. Traditional constant velocity joint technology, therefore, requires tailor-made high pressure lubrication and extremely tight tolerances to function properly. Further, conventional constant velocity joint technology requires extensive, very accurate grinding on all surfaces, including the “inner and outer raceways”, i.e. the curved tracks. The ball cage must be spherically ground, both inside and outside. This grinding is done with ball grinders which lose tolerance very quickly, thus necessitating constant replacement. The ground surfaces are very hard and require a precision surface finish such that the hardened metal balls will fit exactly.
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
     Management believes that a highly significant feature of the company’s constant velocity technology is its greater operating angle, that is, the angle that a vehicle wheels can be turned in order to navigate and complete a full circle. The highest operating angle achieved by conventional technology is 52 degrees. The company’s constant velocity joint has an operating angle of 60 degrees. This 8 degree greater angle (i.e. over 20%) permits a vehicle to have tighter turning circles, thus improving the vehicle’s drivability.
     We have continued development of our constant velocity joint technology in order to reduce complexity and manufacturing cost and improve functionality and efficiency. In this “next generation” version of the technology, we have retained our patented spherical gear design but have replaced the outer gear teeth with hardened steel balls while eliminating the expensive curved ball tracks and the internal steel cage. The balls now sit in a pocket and during operation perform a rolling rather than a sliding motion. The balls are the functional equivalent of a bearing which provides long life, greater efficiency (by attaining a 60 degree angle) and because it is relatively inexpensive to drill and size the holes for the steel balls, reduces overall manufacturing costs.
     On December 12, 2007, the company granted High Density Poweretrain, Inc. of Waterford, Michigan (“HDP”) an exclusive, worldwide license to incorporate the company’s constant velocity joint technology in HDP’s family of highly-powered, multifueled, fuel efficient, light weight, cost effective internal combustion engines. In consideration for the grant of the license, the company will receive annual royalties equal to 5% of annual gross revenues generated by the sale of HDP’s multifuel engines, including all sublicense of such technology. There are no minimum royalty payments and the grant does not affect the company’s ability to commercialize its constant velocity joint technology in any other field and/or application. At December 31, 2007, the Company did not record any royalties under this agreement.
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
     Since its acquisition of the ice technology license from Dartmouth College, the company worked with Dr. Petrenko to refine the various methods for deicing and, during the same period, used its best efforts to sublicense such technology to one or more domestic and/or foreign glass manufacturers, automotive companies and other potential end-users. A considerable amount of the additional development work was performed at the Dartmouth College’s center for ice technology on the college’s campus, which work was supervised by Dr. Petrenko.
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
     However, despite the company’s best efforts, no glass manufacturer or other third party expressed continuing interest in sublicensing the technology from the company given its current stage of development. Moreover, no glass company or other third party was willing to provide the company with the development dollars necessary to enable the technology, even utilizing the pulse method favored by Dr. Petrenko, to deice relatively large surfaces within acceptable automotive power requirements.
     During late 2006, the company was informed by Dr. Petrenko that while the physics underlying the ice technology is still valid and the technology remains promising, he could not estimate with any degree of assurance a time frame when the technology would be mature enough for automotive commercialization.
     Given Dr. Petrenko’s assessment with respect to the ice technology and the reticence of glass companies to either sublicense or provide the company with development dollars, management concluded that the carrying amount of its Dartmouth College license as of December 31, 2006 ($1,071,000) exceeded the estimated cash flows the company reasonably expected to receive and therefore, determined that the full amount of such excess should be recorded as an impairment in accordance with SFAS No. 144 as of and for the year ended December 31, 2006.
     During the first six months of 2007, the company and Dr. Petrenko discussed the terms and conditions under which the company would accept the offer of Dr. Petrenko to reacquire the ice technology license. Effective June 15, 2007, the company assigned all of its right, title and interest in and to the license to Dr. Petrenko’s company (Ice Engineering, LLC) in exchange for a royalty interest equal to 5% of the gross revenues generated by the license and the assumption of the company’s obligations to Dartmouth College under the license.
     Separately, Ice Engineering, LLC agreed to reimburse approximately $3,500,000 of expenses the company had incurred between 2000 and 2006 with respect to the acquisition and maintenance of ice technology license. The $3,500,000 is payable as follows:
     Paid upon closing on June 15, 2007: $500,000
     Payable quarterly, commencing March 1, 2008, until the entire amount is paid : $300,000*
     In the circumstances, the collectibility of the amounts due under the agreement are not reasonably determinable and the cost recovery method of accounting has been applied.

*	With respect to the March 1, 2008 payment only, the $300,000 will be offset by approximately $91,000 of license-associated expenses paid by Ice Engineering to Dartmouth College on the company’s behalf. At December 31, 2007, the company has accrued $91,000 of these license-associated expenses. On April 3, 2008, the company received net procceds of approximately $209,000 representing the March 1, 2008 quarterly payment.
     The company did not receive the March 1, 2008 payment by the due date. Consequently, as of March 1, 2008, Ice Engineering, LLC was in violation of the June 15, 2007 reimbursement agreement. The March 1, 2008 payment was received on April 3, 2008. In the event future payments are not received and, upon notice, Ice Engineering fails to cure within sixty calendar days, the Dartmouth license reverts back to Ice Surface Development and the company retains all reimbursement monies previously paid to it.
     The company has accounted for the receipt of reimbursement proceeds as a recovery of its cost since such amounts represent an initial payment and is subject to additional installments and when payments received exceed the cost accumulated, revenue will be recorded under the cost recovery approach to the extent that the proceeds exceed the basis.
(d) Current Status of Product Development
     A complete discussion concerning the current status of product development, including a description of current-revenue generating projects, is found on page 22 under the caption “Management Discussion & Analysis of Financial Condition and Results of Operations.”
(e) Competition, Industry and Market Acceptance
     The company believes that its automotive technology is superior to similar products manufactured in the worldwide automotive industry and in many instances represents a true paradigm shift with respect to presently known technology. However, through December 31, 2007, the company has not generated significant revenues from operations. It has taken the company time (due to both cash-flow restraints existing from time to time and the increasing demand on the part of the industry for production-ready prototypes) to develop its products so that each automotive product is ready for commercialization and production-ready.
     Beginning in 2006, the company initiated a series of programs designed to demonstrate its FTV®, IsoTorque differential, infinitely variable transmission and constant velocity joint to representatives of multiple domestic and foreign automobile manufacturers and first-tier suppliers to the automotive industry.

     The company’s ability to generate revenue and become profitable is considerably dependent upon acceptance by automotive manufacturers and/or first-tier suppliers of the technical superiority of the company’s products, their generally lower manufacturing costs, their generally lighter weight and beneficial impact upon the competitive, worldwide demand for raw materials and their environmentally-friendly attributes. The automotive industry, however, has committed substantial resources to product systems utilizing old technology as well as to new product systems (e.g. hybrids) which the industry believes may fulfill its short and long term needs. In addition, the industry historically has been characterized by a resistance to embracing new technologies from sources outside of the industry’s own research and development units (the “not invented here” syndrome).
     Essentially, the market for all of the company’s automotive technologies, except for the FTV®, is occupied by competing products manufactured and/or utilized by the very manufacturers and/or first tier suppliers which the company is attempting to attract. Thus, management is challenged to demonstrate that the company’s automotive technologies will result in a greater market share for the acquiring and/or licensing manufacturer and/or first-tier supplier, if not initially, then over a finite period of years (generally, in no case greater than the existing or expected patent protection for the technologies). Such demonstration, including significantly the expected revenues and profits to be achieved by virtue of such increased market share, becomes the basis for an evaluation of the company’s automotive technologies with such evaluation designed to generate a fair and adequate price for such technologies.
     As the result of its initiatives commencing in 2006 and more fully implemented in 2007, the company is currently engaged in a number of projects with domestic and foreign enterprises, as well as the National Aeronautics and Space Administration, with respect to its IsoTorque differential, constant velocity joint technology and infinitely variable transmission technology. The projects generally are revenue-producing and involve tailor-making design-specific applications of these technologies for the end-user’s specifications.
     The company’s FTV® is a unique vehicle which has no direct, market competitor. The company’s FTV can traverse road and off-road conditions, especially in the target market countries of Asia, Africa, Central and South America, which cannot be traversed by 4X4s at all. Secondly, no other comparable tracked vehicle can match the FTV’s speed (50-60mph) under normal road conditions. Consequently, at present, there is no identifiable category of vehicle that encompasses all of the capabilities of the FTV. The market for such a vehicle is, in a sense, “wide-open” and will be a composite of vehicles whose purpose is the transportation of people and goods in areas where highway infrastructure is poor or even nonexistent, vehicles for agricultural use that will eventually replace tractors and other traditional farm vehicles, vehicles for exploration, search, rescue and other emergencies as well as vehicles for military purposes. The challenge with respect to the profitable commercialization of the FTV is to demonstrate to potential buyers and/or licensees the FTV’s potential positive socioeconomic impact, on a year around basis, upon the communities in which it is introduced.
     The company is currently engaged with a major U.S. automotive manufacturer in demonstrating the value of its FTV for the North American market. The potential markets for the FTV is such market include forestry, farming and ranching, mining, environmental protection, fire and rescue, border patrol, pipeline inspection, oil and gas exploration, construction, transportation and recreation.
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
     (1) The company has limited operating history, has not generated significant revenues since its founding in 1996 and may have to sell shares of its common and if possible convertible Preferred stock to continue and/or expand business operations.
     During 2007, the company engaged in a series of revenue-generating projects and entered into an agreement providing for approximately $3,500,000 in reimbursement monies with respect to its ice technology, of which $500,000 was received in 2007 and the balance is payable in quarterly installments of $300,000 each beginning March, 2008 (approximately $209,000 for the March, 2008 payment). The company anticipates that the combination of ongoing revenue-generating projects and the quarterly payments of ice technology reimbursement dollars will enable it to continue operations without the significant sale of equity for the next twelve months. However, if such monies are not received or if the company were to embark on significant non-revenue generating projects to further market its technology, it may have to sell a significant amount of equity to fund ongoing operations and/or such projects.
     (2) The company’s ability to generate significant revenue and sustainable profits is dependent upon its ability to demonstrate the technological superiority of its automotive technologies, their lower manufacturing costs, generally fewer parts and lighter weight, greater affinity for environmentally-sound applications and their beneficial impact upon the worldwide consumption of increasingly-scarce raw materials to an automotive industry that is heavily invested in conventional technologies and resistant to new technology unless developed by the auto companies themselves.
     (3) In the event the company were unable to sell and/or license any of its automotive technologies to one or more automotive companies, first-tier suppliers, government agencies and/or the U.S. military, the company may have to embark upon the commercialization of one or more of its technologies itself, a situation which would require considerably more capital, personnel, regulatory compliance, time and other resources than is presently available to the company.
     (4) The company’s common stock is traded on the over-the-counter bulletin board (OTCBB), an electronic inter-dealer quotation system, and is not listed for trading on any domestic or foreign securities exchange, including the National Association of Securities Dealers, Inc. (NASD). Consequently, the company is not required to meet certain quantative and qualitative listing standards established by such exchanges for the protection of investors.
     (5) The market for the company’s common stock is extremely limited, meaning that at any time and from time to time, there may not be enough sellers in the market to fill purchase orders and/or enough buyers in the market to fill sell orders for transactions where a given price is stipulated (i.e. “limit orders”). Such orders, therefore, may expire unfilled.
     (6) The company’s common stock is volatile, meaning that purchase and/or sell orders for a numerically small number of shares (e.g. 500) may have a disproportionate positive or negative impact on the trading price at any time during any given trading day but especially, during the first and the last half-hour of trading.
     (7) The market for the company’s common stock is disproportionately influenced by market makers (i.e. broker/dealers) who agree to buy a limited number of the company’s common shares [e.g. 500 share blocks] during the course of a given trading day at various specified prices [ the “bid"]) who may negatively affect the trading price by periodically “lowering the bid” for the company’s common stock without regard to company performance and/or disclosure of material events regarding the company’s activities.
     (8) The price of the company’s common stock may be negatively influenced by significant “sell-side pressure” initiated by “short sellers” of the company’s stock. Short selling is simply selling a security that is not owned by the seller at the time of the sale. Short selling is generally accomplished by the investor borrowing the shares from an otherwise nonselling shareholder. The short seller’s profit is made when he purchases the number of shares borrowed at a price lower than the price at which he sold the borrowed shares.
     (9) Unless the trading price for the company’s common stock is $5.00 or more, the stock constitutes “penny stock” requiring broker/dealers to determine whether the company’s stock is a “suitable” investment for his customer, requiring disclosure to the customer of certain bids, offers and quotations at least two days before executing a transaction and additionally requiring the broker/dealer to deliver certain information regarding the risks generally associated with penny stocks (e.g. lack of liquidity, volatility and the potential that the investor will lose his entire investment) at least two days prior to executing a penny stock transaction. These requirements may reduce the number of individuals who otherwise may purchase the company’s common stock in the open market.
Item 1B. UNRESOLVED STAFF COMMENTS
     Not Applicable.
Item 2. PROPERTIES.
     During the last three years, the company leased executive office space at Powder Mills Office Park, Pittsford, New York and leased research, development and manufacturing space in Webster, New York. The company terminated its Powder Mills lease as of June 30, 2007 and its Webster lease as of December 31, 2007 in order to access additional manufacturing and assembly space and to consolidate its executive and manufacturing functions under one roof. The company was released from all further obligations under these leases.
     On September 14, 2007, the company moved to a new facility located at 1999 Mount Read Blvd., Rochester, New York. The facility consists of approximately 13,650 sq. ft., with executive and engineer offices, conference room, “clean room,” manufacturing and assembly space, automotive bays, dynamometer and lift facilities and approximately thirty acres of land suitable for vehicle testing and demonstration. The company expects to sign a five-year lease for the premises (with a September 1, 2007 lease commencement date) providing for rent to be paid at a rate of $5,687.00 per month ($68,244.00 per annum) and in addition, for the payment of the company’s proportionate share of yearly real estate taxes and yearly common area operating costs. Under the lease, monthly rental payments do not commence until June 1, 2008. The lease contains three 5-year renewal options and grants an option to the company to lease up to an additional 7,000 sq.ft. of adjacent manufacturing and assembly space.
     The company believes that the facilities located at Mount Read Blvd. are sufficient to meet the company’s anticipated plant requirements for the next twelve months.
Item 3. LEGAL PROCEEDINGS.
(1) On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that court’s determination that certain, purported agreements with a management consulting firm are null and void and unenforceable as against the company, its officers and directors. The company’s action is based upon its contention that specific provisions of the purported agreements unduly restrict the right of the board to manage the company’s affairs and, therefore, the agreements are null and void. The provisions require that James and Keith Gleasman, as directors and shareholders of the company, vote their shares and vote as directors to perpetuate certain members of the management consulting firm as directors and officers of the company. The company’s action is also based upon its view that the enforcement of the purported agreements would result in unjust enrichment since the company believes that the management consulting firm did not provide the services called for under the agreements and that the firm has already been paid far more than the value of the services actually rendered by it. In the company’s view, the management consulting firm, in effect, breached any relationship it may have had with the company by failing to perform the services it had promised it would perform for the company.
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
On May 9, 2006, the company appealed the court’s decision, judgment and order to the Appellate Division of the Supreme Court, Fourth Department (“Appellate Court”).
On June 16, 2006, the lower court granted the company’s request to stay the terms of its May 8, 2006 judgment and order, conditioned upon the deposit of the 40,000 shares and 245,000 warrants with the Monroe County Clerk and further conditioned upon the deposit of $250,000 in escrow with the Monroe County Treasurer. The company complied with both conditions on June 19, 2006.
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
Based upon the Appellate Court’s decision, the company rescinded the issuance of 40,000 shares of common stock and 245,000 common stock warrants to the management consulting firm. In addition, by virtue of the Appellate Court’s decision, the company is not obligated to honor the approximately 511,200 common stock warrants recorded in the name of the management consulting firm during the pendency of this litigation. The $250,000 escrow was returned to the company. This litigation is in the discovery phase.
(2) On April 12, 2007, the company commenced a second lawsuit against the same management consulting firm in the Supreme Court, Seventh Judicial District, alleging that such firm had fraudulently induced the company to enter into certain purported agreements with the management firm, did not perform the services for which the company had engaged the firm and that, as a result, the company has been damaged in excess of $6,000,000 by such firm. This litigation is in the discovery phase.
(3) On July 13, 2007, the controlling persons of the company’s majority-owned subsidiary, Ice Surface Development, Inc. (“ISDI”), namely, ISDI’s chief executive officer, chief operating officer and vice-president of manufacturing, commenced a special proceeding in the Supreme Court, Seventh Judicial District against ISDI and the company seeking to enjoin ISDI and the company from assigning the Dartmouth College ice technology license pending the resolution of their claims for payment of executive officer salaries in arbitration against ISDI.

On September 12, 2007, the court denied all claims for injunctive relief against the company and ISDI with respect to the assignment of the Dartmouth College license but granted a preliminary injunction against ISDI to prevent it from liquidating and dissolving until the plaintiffs had the opportunity to arbitrate their claims for executive salaries against ISDI.
On October 8, 2007, the plaintiffs filed for arbitration of their claims. ISDI has opposed plaintiffs’ demand primarily on the grounds that plaintiffs’ demand is time-barred.
On October 19, 2007, the plaintiffs commenced a shareholders’ derivative action in the Federal District Court for the Western District of New York claiming that the company and its President breached their fiduciary duties to the minority shareholders of ISDI in assigning the Dartmouth College ice technology license for inadequate consideration. On January 31, 2008, the company and its President moved to dismiss the complaint for failure to state a cause of action or, in the alternative, to stay such action pending the resolution of plaintiffs’ claims in arbitration. The motion to dismiss will be argued before the Court in late April, 2008, with a decision expected within a reasonable time thereafter.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     There were no matters submitted to the company’s shareholders during the fourth quarter of the year ending December 31, 2007.
Subsequent Event
     The annual meeting of the company’s shareholders was held on January 31, 2008. At the meeting, at which a quorum of the requisite number of shares under the company’s bylaws for the conduct of business was present either in person or by proxy (31,461,842 common shares out of 31,625,337 common shares outstanding on the record date), the following items were voted on by the shareholders with the following results:
1. Election of Directors

Election of Directors	For	Withheld
Daniel R. Bickel	31,076,182	385,660
Herbert H. Dobbs	31,058,860	402,982
David M. Flaum	31,083,756	378,086
James Y. Gleasman	31,089,058	373,784
Keith E. Gleasman	31,090,058	372,784
Joseph B. Rizzo	31,069,941	391,901
Gary A. Siconolfi	31,087,041	374,801
2. Ratification of the appointment of Eisner LLP by the Audit Committee of the board of directors as the Independent Registered Public Accounting Firm of the company for its year ending December 31, 2007.

For	Against	Abstained
31,366,125	46,646	49,071
Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information
     Effective September 23, 1998, the company’s $.01 par value common stock, as a class, was registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. As a result, shares of the company’s common stock which had been owned for one year or more became eligible for trading on the over-the-counter bulletin board maintained by the National Association of Securities Dealers, Inc. on December 22, 1998 (“NASD”). The company’s stock began trading on January 21, 1999 at $12.00 per share. The company has approximately 25 market makers for its common stock.
     The company’s stock is traded on the over-the-counter bulletin board (OTCBB). The OTCBB is an electronic inter-dealer quotation system that displays real-time quotes, last-sale prices and volume information for shares of over-the-counter companies which file current financial reports with the Securities and Exchange Commission or, if applicable, such companies’ banking or insurance regulators. The NASD oversees the OTCBB.

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

2007	High	Low
1st Quarter	$5.40	$3.15
2nd Quarter	$4.28	$3.20
3rd Quarter	$3.84	$2.50
4th Quarter	$4.56	$2.84

2006	High	Low
1st Quarter	$2.36	$1.46
2nd Quarter	$2.26	$1.50
3rd Quarter	$4.23	$1.62
4th Quarter	$6.40	$3.02
(b) Holders of Common Stock
     As of December 31, 2007, the company had approximately 296 shareholders of record and an estimated 3,700 beneficial owners of its common stock. As of December 31, 2007, the company had 31,640,045 common shares issued and outstanding.
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
     The payment of dividends on the company’s common stock is limited by provisions of the New York Business Corporation Law which permits the payment of dividends only if after the dividends are paid, a company’s net assets are at least equal to its stated capital. Payment of dividends on the company’s common stock is also subordinated to the requirement that the company pay all current and accumulated dividends on its Class A and Class B Preferred Shares prior to the payment of any dividends on its common stock.
(d) Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities
	to be issued upon		Weighted average
	exercise of		exercise price of	Number of securities
	outstanding options,		outstanding options,	remaining available
	warrants and rights		warrants and rights	for future issuance
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	1,021,848	(1)	$4.77	978,152	(1)
Equity compensation plans not approved by security holders	1,495,700	(2)-(5)	$2.85		(2)-(5)

Total	2,517,548	(1)-(5)	$3.81	978,152	(1)-(5)

(1)	Represents number of common stock options outstanding and the number of options available to be granted under the company’s stock option plan as of December 31, 2007.

(2)	The company granted 125,000 common stock warrants to a consultant in connection with a non-exclusive financial consulting agreement dated February 11, 1997. The warrants are only exercisable if and when the company has an initial public offering of its common stock.

(3)	The company granted 1,080,000 common stock warrants to a management consulting firm as compensation for services such firm was supposed to provide to the company. 528,800 of these warrants have been exercised through December 31, 2007. An additional 40,000 warrants were exercised by the management consulting firm in 2006. These warrants, and the underlying common shares issued upon their exercise, were cancelled in accordance with court order dated April 5, 2007. The company is litigating that such firm is not legally entitled to any shares already issued to such consulting firm, to exercise the remaining unexercised warrants outstanding as well the issuance of an indeterminate number of additional common stock warrants issuable under purported agreements with such firm. See footnote J to the company’s financial statements.

(4)	The company has granted 123,500 common stock warrants to its nonmanagement directors under its Nonmanagement Directors Plan. 69,000 warrants have been exercised through December 31, 2007. The Plan was modified on October 13, 2006 so that no further warrants are issuable under the Plan.

(5)	The company has granted an aggregate 1,482,083 common stock warrants to a number of business, engineering, financial, governmental affairs and technical consultants in connection with its operations. 677,083 warrants have been exercised or have been cancelled or expired by their terms through December 31, 2006. See footnote H [12] to the company’s financial statements.
(e) Class A Preferred Stock
     On August 30, 2000, the company amended its certificate of incorporation to permit the company to issue up to 100,000,000 shares of $.01 par value preferred stock. Under the amendment, the board of directors has the authority to allocate these shares into as many separate classes of preferred as it deems appropriate and with respect to each class, designate the number of preferred shares issuable and the relative rights, preferences, seniority with respect to other classes and to the company’s common stock and any limitations and/or restrictions that may be applicable without obtaining shareholder approval.
     On January 30, 2002, the company engaged Pittsford Capital Group as its nonexclusive agent to raise up to $5,000,000 in capital through the sale of up to 2,000,000 shares of the company’s preferred stock. The board designated the preferred stock to be issued in the fund raising effort as Class A Preferred Shares (Class A Preferred). The relative rights, preferences and limitations of the Class A Preferred are as follows:
A.	Number of Shares

The number of Class A Preferred initially authorized is 3,300,000 Class A Preferred. The initial number authorized shall be increased as required to provide Class A Preferred for payment of dividends as described in Section B, distribution to holders in accordance with Section C and as described in Section F.

B.	Dividends
(i)	So long as any Class A Preferred is outstanding, the holders of the Class A Preferred will be entitled to receive cumulative preferential dividends in the amount of $.40 per share of Class A Preferred and no more for each annual dividend period. The annual dividend period shall commence on the first day of each March and shall end on the last day of the immediately succeeding February, which February date is referred to as the “Dividend Accrual Date”.

(ii)	When and as declared by the board, dividends payable on the Class A Preferred will be paid in cash out of any funds legally available for the payment of dividends or, in the discretion of the board, will be paid in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends. No fractions of Class A Preferred shall issue. The Company shall pay cash in lieu of paying fractions of Class A Preferred on a pro rata basis.

(iii)	Dividends shall be cumulative from the date of issuance of each share of Class A Preferred, whether or not declared and whether or not, in any annual dividend period(s), there are net profits or net assets of the Company legally available for the payment of dividends.

(iv)	Accumulated and unpaid dividends on the Class A Preferred will not bear interest.

(v)	So long as any Class A Preferred is outstanding, the Company may not declare or pay any dividend, make any distribution, or fund, set aside or make monies available for a sinking fund for the purchase or redemption of, any shares or stock of the Company ranking junior to the Class A Preferred with respect to the payment of dividends, including the $.01 par value common stock of the Company (“Junior Stock”), unless all dividends in respect of the Class A Preferred for all past annual dividend periods have been paid and such dividends for the current annual dividend period have been paid or declared and duly provided for. Subject to the foregoing, and not otherwise, the dividends (payable in cash, stock or otherwise) as may be determined by the board, may be declared and paid on any Junior Stock from time to time out of any funds legally available therefor, and the Class A Preferred will be entitled to participate in any such dividends, whether payable in cash, stock or otherwise on a pro rata basis.
C.	Liquidation Rights
(i)	In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Class A Preferred then outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount in respect of any shares of any Junior Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Company, all accumulated and unpaid dividends (including a prorated dividend from the last Dividend Accrual Date) in respect of any liquidation, dissolution or winding up consummated except that, notwithstanding the provisions of Section B(ii), all of such accumulated and unpaid dividends will be paid in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends. No fractions of Class A Preferred shall issue. The Company shall pay cash in lieu of paying fractions of Class A Preferred on a pro rata basis.

(ii)	The Class A Preferred will be entitled to participate on a pro rata basis in any distribution of assets as may be made or paid on Junior Stock upon the liquidation, dissolution or winding up of the Company.

(iii)	A consolidation or merger of the Company with or into any other corporation or corporations or any other legal entity will not be deemed to constitute a liquidation, dissolution or winding up of the Company as those terms are used in this Section C.
D.	Redemption
(i)	The Company may, in the absolute discretion of its board, redeem at any time and from time to time from any source of funds legally available any and all of the Class A Preferred at the Redemption Price.

(ii)	For each redemption, the Redemption Price for each share of Class A Preferred shall be equal to amount paid per share of Class A Preferred payable in cash, plus an amount payable (not withstanding the provisions of Section B (ii)) in cash equal to the sum of all accumulated unpaid dividends per share of Class A Preferred (including a prorated annual dividend from the last Dividend Accrual Date) to the respective date for each redemption on which the Company shall redeem any shares of Class A Preferred (the “Redemption Date”).

(iii)	In the event of redemption of only a portion of the then outstanding Class A Preferred, the Company will affect the redemption pro rata according to the number shares held by each holder of Class A Preferred.

(iv)	At least 20 days and not more than 60 days prior to the date fixed by the board for any redemption of Class A Preferred, written notice (the “Redemption Notice”) will be mailed, postage prepaid, to each holder of record of the Class A Preferred at his or her post office address last shown on the records of the Company. The Redemption Notice will state:
•	Whether all or less than all of the outstanding Class A Preferred is to be redeemed and the total number of shares of Class A Preferred being redeemed;

•	the number of shares of Class A Preferred held by the holder that the Company intends to redeem;

•	the Redemption Date and Redemption Price; and

•	that the holder is to surrender to the Company, in the manner and at the place designated in Section D(v), his or her certificate or certificates representing the number of shares of Class A Preferred to be redeemed.
(v)	On or before the date fixed for redemption, each holder of Class A Preferred must surrender the certificate or certificates representing the number of shares of Class A Preferred to the Company, accompanied by instruments of transfer satisfactory to the Company and sufficient to transfer the Class A Preferred being redeemed to the Company free and clear of any adverse interest, at the place designated in the Redemption Notice. The Redemption Price for the number of shares of Class A

Preferred redeemed will be payable in cash on the Redemption Date to the person whose name appears on the certificate(s) as the owner of such certificate(s) as of the date of the Redemption Notice. In the event that less than all of the shares of Class A Preferred represented by any certificate(s) are redeemed, a new certificate will issued by the Company representing the unredeemed Class A Preferred to the same record owner.

(vi)	As promptly as practicable after surrender of the certificate(s) representing the redeemed Class A Preferred, the Company will pay the Redemption Price to the record holder of the redeemed Class A Preferred.

(vii)	Unless the Company defaults in the payment in full of the Redemption Price, the obligation of the Company to pay dividends on the Class A Preferred redeemed shall cease on the Redemption Date, and the holders of the Class A Preferred redeemed will cease to have any further rights with respect to such redeemed Class A Preferred on the Redemption Date, other than to receive the Redemption Price.

(viii)	The holders of the Class A Preferred have no right to seek or to compel redemption of the Class A Preferred.
E.	Voting Rights The holders of Class A Preferred are not be entitled to vote in any and all elections of directors and with respect to any and all other matters as to which the vote or consent of shareholders of the Company shall be required or taken.

F.	Conversion Privilege
(i)	The holders of the Class A Preferred have the right, at each holder’s option but subject to board approval in each case, to convert each share of Class A Preferred into 1 fully paid and nonassessable share of the $.01 par value common stock of the Company (“Common Share”) without payment of any conversion price or other consideration. Such 1 for 1 rate of conversion is subject to adjustment as set forth in F(x).

(ii)	The Conversion Privilege set forth in this Section F may not be exercised by the holder of Class A Preferred until 1 year shall have elapsed from the issue date of the Class A Preferred held by such holder and may not be exercised if the board shall not have approved the actual exercise of such Conversion Privilege by such holder of Class A Preferred. Such approval shall not be unreasonably withheld. Upon receipt of the Notice of Conversion described in Section F(iii) below and the board’s approval of such conversion, the Company shall give a Notice of Approval to the holder within 48 hours of the receipt of the Notice of Conversion that the exercise of the Conversion Privilege by such holder is approved.

(iii)	In order to exercise the Conversion Privilege, the holder of Class A Preferred must give written notice to the Company that the holder elects to covert the number of shares of Class A Preferred as specified in the Notice of Conversion. The Notice of Conversion will also state the name(s) and address (es) in which the certificate(s) for Common Shares issuable upon the conversion are to be issued. Upon receipt of the Company’s Notice of Approval, the holder of the Class A Preferred must surrender the certificate(s) representing the number of shares of Class A Preferred being converted to the Company, accompanied by instruments of transfer satisfactory to the Company and sufficient to transfer the Class A Preferred being converted to the Company free and clear of any adverse interest at the office maintained for such purpose by the Company. As promptly as practicable after the surrender of the certificate(s) representing the number of shares of Class A Preferred converted, the Company will issue and deliver to the holder, or to such other person designated by the holder’s written order, a certificate(s) for the number of full Common Shares issuable upon the conversion of the Class A Preferred in accordance with the provisions of this Section F(iii).

(iv)	The Conversion Privilege may be exercised in whole or in part and, if exercised in part, a certificate(s) will be issued for the remaining number of Class A Preferred in any case in which fewer than all of the Class A Preferred represented by a certificate(s) are converted to the same record holder of Class A Preferred converted.

(v)	Each conversion will be deemed to have been effective immediately prior to the close of business on the date on which the Class A Preferred will have been so surrendered as provided in Section F(iii) (the “Conversion Date”) and the person(s) in whose name(s) any certificate(s) for Common Shares will be issuable upon the conversion will be deemed to have become the holder(s) of record of the Common Shares on the Conversion Date. Effective as of the Conversion Date, the Company will have no obligation to pay dividends on the Class A Preferred converted provided that effective as of the Conversion Date, the Company shall pay all accumulated and unpaid dividends (including the prorated dividend from the last Dividend Accrual Date) on the Class A Preferred converted, payable in the discretion of the Board, in cash out of any funds legally available for payment of such dividends or in Class A Preferred.

(vi)	The Conversion Privilege shall terminate with respect to Class A Preferred called for redemption by the mailing of a Redemption Notice described in Section D(iv) on the close of business on the date immediately preceding the Redemption Date.

(vii)	Notwithstanding the requirement for board approval and the 1 year limit set forth in Section F(ii), in case of any consolidation or merger to which the Company is a party other than a merger or consolidation in which the Company is the surviving corporation or in case of any sale or conveyance to another corporation of all or substantially all of the assets of the Company or in the case of any statutory exchange of securities representing an excess of 50% of the total outstanding securities of the Company with another corporation (including any exchange effected in connection with a merger of a third corporation into the Company), the holders of Class A Preferred then outstanding will have the right to convert the Class A Preferred into the kind and amount of securities, cash or other property which the holder would have owned or have been entitled to receive immediately after the consolidation, merger, statutory exchange, sale or conveyance, had the Class A Preferred been converted immediately prior to the effective date of the consolidation, merger, statutory exchange, sale or conveyance as the case may be.

(viii)	Notwithstanding the 1 year holding period set forth in Section F(ii), in the event the highest bid price for the Company’s $.01 par value common stock quoted on any exchange, automated quotation system or the OTC Bulletin Board on which such stock is actively traded is $20 or more on 5 consecutive trading days, the holders of Class A Preferred shall have the right to convert such Class A Preferred upon Board approval.

(ix)	Common Shares delivered upon conversion of Class A Preferred will be, upon delivery, validly issued, fully paid and nonassessable, free of all liens and charges and not subject to any preemptive rights.

(x)	In case the Company
•	Declares a dividend, or makes a distribution, on shares of its $.01 par value common stock in shares of its $.01 par value common stock; or

•	Subdivides its outstanding shares of its $.01 par value common stock into a greater number of shares of its $.01 par value common stock; or

•	Combines its outstanding shares of its $.01 par value common stock into a smaller number of shares of $.01 par value common stock, the number of Common Shares issuable upon the conversion of the Class A Preferred shall be adjusted at the time of the record date for the dividend or distribution or the effective date of the subdivision or a combination so that after such record or effective date, the holder of Class A Preferred will be entitled to receive the same percentage of ownership of the Company’s $.01 par value common stock as such holder would have been entitled to receive immediately prior to such record or effective date.
     Pursuant to the offering, the company sold 38,500 shares of Class A Preferred for aggregate proceeds of $154,000 during the year ending December 31, 2002. The Pittsford Capital offering terminated on July 31, 2002.
     Additional shares of Class A Preferred have been sold from time to time directly by the company in a number of private placements. During the years ending 2006, 2005, 2004 and 2003, the company sold 273,250, 200,000, 238,075 and 15,687 Class A Preferred for proceeds of approximately $1,093,000, $800,000, $952,300 and $62,748, respectively. No shares of Class A Preferred were sold during the year ended December 31, 2007.
     During 2004, holders of Class A Preferred converted 38,500 Class A Preferred into 38,500 common shares and received dividends of 8,031 Class A Preferred upon conversion. In 2005, the 8,031 Class A Preferred issued as dividends were converted into 2,550 common shares.
(f) Class B Preferred Stock
     On October 19, 2004, the company incorporated Iso-Torque Corporation in order to commercialize its Iso-Torque (™) differential technology.
     In September, 2004, the company created a new series of preferred stock—Class B Non-Voting, Cumulative Convertible Preferred Stock (“Class B Preferred”) to fund the business operations of Iso-Torque Corporation.

     The designation, relative rights, preferences and limitations of the Class B Preferred, as fixed by the board of directors, are as follows:
A.	Three hundred thousand (300,000) authorized preferred shares of the par value of $.01 each as fixed by the board of directors, , shall be issued in and as a series to be designated Class B Non-Voting Cumulative Convertible Preferred Shares, $.01 par value. Said series is hereinafter called “Class B Preferred Shares”. The term preferred shares as used herein shall include all 100,000,000 of the preferred shares, $.01 par value authorized by the Certificate of Incorporation of the Corporation of which Class B Preferred Shares is the second series.

B.	(1) So long as any Class B Preferred are outstanding, the holders of the Class B Preferred will be entitled to receive cumulative preferential dividends in the amount of $.50 per share of Class B Preferred and no more for each annual dividend period. The annual dividend period shall commence on the first clay of each September and shall end on the last day of the immediately succeeding August, which August date is referred to as the “Dividend Accrual Date”.

(2) When and as declared by the board, dividends payable on the Class B Preferred will be paid in cash out of any funds legally available for the payment of dividends or, in the discretion of the board, will be paid in Class B Preferred at a rate of 1 share of Class B Preferred for each $5.00 of dividends. No fractions of Class B Preferred shall be issued. The Corporation shall pay cash in lieu of paying fractions of Class B Preferred on a pro rata basis.

(3) Dividends shall be cumulative from the date of issuance of each share of Class B Preferred, whether or not declared and whether or not, in any annual dividend period(s), there are net profits or net assets of the Corporation legally available for the payment of dividends.

(4) Accumulated and unpaid dividends on the Class B Preferred will not bear interest.

(5) So long as any shares of Class B Preferred are outstanding, the Corporation may not declare or pay any dividend, make any distribution, or fund, set aside or make monies available for a sinking fund for the purchase or redemption of any shares or stock of the Corporation ranking junior to the Class B Preferred with respect to the payment of dividends, including the $.01 par value common stock of the company, for all past annual dividend periods have been paid and such dividends for the current annual dividend period have been paid or declared and duly provided for. Subject to the foregoing, and not otherwise, the dividends (payable in cash, stock or otherwise) as may be determined by the Board, may be declared and paid on any Junior Stock from time to time out of any funds legally available therefore, and the Class B Preferred will be entitled to participate in any such dividends, whether payable in cash, stock or otherwise, on a pro rata basis.

C.	The Class B Preferred shall rank junior and be classified as Junior Stock with respect to the Corporation’s Class A Preferred Shares in all respects.

D.	(1) In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of Class B Preferred then outstanding are entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount in respect of any shares of any Junior stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Corporation, all accumulated and unpaid dividends (including a prorated dividend from the last Dividend Accrual Date) in respect of any liquidation, dissolution or winding up consummated except that, notwithstanding the provisions of Section B(2), all of such accumulated and unpaid dividends will be paid in shares of Class B Preferred at a rate of 1 share of Class B Preferred for each $5.00 of dividends. No fractions of Class B Preferred shall be issued. The Corporation shall pay cash in lieu of paying fractions of Class B Preferred on a pro rata basis. (2) The Class B Preferred will be entitled to participate on a pro rata basis in any distribution of assets as may be made or paid on Junior Stock upon the liquidation, dissolution or winding up of the Corporation.

E.	(1) The Corporation may in the absolute discretion of its board, redeem at any time and from time to time from any source of funds legally available any and all of the Class B Preferred at the Redemption Price.

(2) For each redemption, the Redemption Price for each share of Class B Preferred shall be equal to the sum of $5.00 per share of Class B Preferred, payable in cash, plus an amount payable (not withstanding the provisions of Section B(2) in cash equal to the sum of all accumulated unpaid dividends per share of Class B Preferred (including a prorated annual dividend from the last Dividend Accrual Date) to the respective date for each redemption on which the Corporation shall redeem any shares of Class B Preferred (the “Redemption Date”).

(3) In the event of a redemption of only a portion of the then outstanding Class B Preferred, the Corporation will affect the redemption pro rata according to the number shares held by each holder of Class B Preferred.

(4) Unless the Corporation defaults in the payment in full of the Redemption Price, the obligation of the Corporation to pay dividends on the Class B Preferred redeemed shall cease on the Redemption Date, and the holders of the Class B Preferred redeemed will cease to have any further rights with respect to such redeemed Class B Preferred on the Redemption Date, other than to receive the Redemption Price.

(5) The holders of the Class B Preferred have no right to seek or to compel redemption of the Class B Preferred.

F.	The holders of Class B Preferred are not entitled to vote in any and all elections of directors and with respect to any and all other matters as to which the vote or consent of shareholders of the Corporation shall be required or taken.

G.	(1) The holders of the Class B Preferred have the right, at each holder’s option but subject to board approval in each case, to (i) convert each share of Class B Preferred into 1 fully paid and nonassessable share of the $.01 par value common stock of the Corporation (“Torvec Common”) without payment of any conversion price or other consideration. Such 1 for 1 rate of conversion is subject to adjustment as set forth in Section G(10); (ii) convert each share of Class B Preferred into 1 fully paid and nonassessable share of the $.01 par value common stock of Iso-Torque Corporation (“Iso-Torque Common”) without payment of any conversion price or other consideration upon the happening of any of the following events:
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
(2) The Conversion Privilege set forth in this Section G may not be exercised by the holder of Class B Preferred until 1 year shall have elapsed from the issue date of the Class B Preferred held by such holder and may not be exercised if the board shall not have approved the actual exercise of such Conversion Privilege by such holder of Class B Preferred. Such approval shall not be unreasonably withheld. Upon receipt of the Notice of Conversion and the board’s approval of such conversion, the Corporation shall give a Notice of Approval to the holder within 48 hours of the receipt of the Notice of Conversion that the exercise of the Conversion Privilege by such holder is approved.

(3) The Conversion Privilege may be exercised in whole or in part and, if exercised in part, a certificate(s) will be issued for the remaining Class B Preferred in any case in which fewer than all of the Class B Preferred represented by a certificate(s) are converted to the same record holder of Class B Preferred converted.

(4) Each conversion will be deemed to have been effective immediately prior to the close of business on the date on which the Class B Preferred will have been so surrendered (the “Conversion Date”) and the person(s) in whose name(s) any certificate(s) for Torvec Common or Iso-Torque Common will be issuable upon the conversion will be deemed to have become the holder(s) of record of the Torvec Common or Iso-Torque Common on the Conversion Date. Effective as of the Conversion Date, the Corporation will have no obligation to pay dividends on the Class B Preferred converted provided that effective as of the Conversion Date, the Corporation shall pay all accumulated and unpaid dividends (including the prorated dividend from the last Dividend Accrual Date) on the Class B Preferred converted, payable in the discretion of the board, in cash out of any funds legally available for payment of such dividends or in shares of Class B Preferred.

(5) The Conversion Privilege shall terminate with respect to Class B Preferred called for redemption by the mailing of a Redemption Notice on the close of business on the date immediately preceding the Redemption Date.

(6) Notwithstanding the requirement for board approval and the 1 year limit set forth in Section G(2), in case of any consolidation or merger to which the Corporation is a party other than a merger or consolidation in which the Corporation is the surviving corporation or in case of any sale or conveyance to another corporation of all or substantially all of the assets of the Corporation or in the case of any statutory exchange of securities representing an excess of 50% of the total outstanding securities of the Corporation with another corporation (including any exchange effected in connection with a merger of a third corporation into the Corporation), the holders of Class B Preferred then outstanding will have the right to convert the Class B Preferred into the kind and amount of securities, cash or other property which the holder would have owned or have been entitled to receive immediately after the consolidation, merger, statutory exchange, sale or conveyance, had the Class B Preferred been converted immediately prior to the effective date of the consolidation, merger, statutory exchange, sale or conveyance as the case may be.

(7) Notwithstanding the 1 year holding period set forth in Section G(2), in the event the highest bid price for the Corporation’s $.01 par value common stock quoted on any exchange, automated quotation system or the OTC Bulletin Board on which such stock is actively traded is $20 or more on 5 consecutive trading days, the holders of Class B Preferred shall have the right to convert such Class B Preferred upon board approval for such conversion period.

(8) Torvec Common or Iso-Torque Common delivered upon conversion of Class B Preferred will be, upon delivery, validly issued, fully paid and nonassessable, free of all liens and charges and not subject to any preemptive rights.

(9) In case the Corporation
(a) declares a dividend, or makes a distribution, on shares of its $.01 par value common stock in shares of its $.01 par value common stock; or

(b) subdivides its outstanding shares of its $.01 par value common stock into a greater number of shares of its $.01 par value common stock; or

(c) combines its outstanding shares of its $.01 par value common stock into a smaller number of shares of $.01 par value common stock, the number of Torvec Common issuable upon the conversion of the Class B Preferred shall be adjusted at the time of the record date for the dividend or distribution or the effective date of the subdivision or a combination so that after such record or effective date, each holder of Class B Preferred will be entitled to receive the same percentage of ownership of the Corporation’s $.01 par value common stock as such holder would have been entitled to receive immediately prior to such record or effective date.
     During the years ending December 31, 2006 and 2004, the company sold 55,000 and 42,500 Class B Preferred in a number of private placements for proceeds of approximately $275,000 and $212,500, respectively. No Class B Preferred was sold during the years ending December 31, 2005 and 2007.
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
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(a) Overall Business Strategy
From its inception in 1996, the company’s overall business plan has been to design, develop, build and commercialize its FTV® worldwide, especially in the Asian, African, South and Central American and Eastern European markets. In addressing issues and solving problems encountered in the design and development of the FTV, the company designed and developed a number of automotive drive-line technologies—i.e. the company’s hydraulic pump/motor system, infinitely variable transmissions, Iso-Torque™ differential and constant velocity joint technology.

The FTV has been developed and is ready for commercialization. In addition, each of the company’s other automotive technologies has been developed and are ready for commercialization — either independently on a stand-alone basis or as incorporated into the company’s FTV.
In present circumstances, the company intends to produce, market and distribute FTV’s by entering into a joint venture relationship with an automotive manufacturer. The company intends to incorporate its drive-line technologies into the FTV to enhance its marketability and value. The company also intends to license and/or enter into supply contracts with automotive manufacturers, military contractors, tier-one suppliers and possibly end-users for its drive-line technologies independent of their utilization in the FTV.
(b) Current Status of Business Plan and Ongoing Projects
The company’s plan of operation during the year ending December 31, 2008 is as follows:
1) to complete and ship approximately seven design-specific infinitely variable transmissions to the National Aeronautics and Space Administration for use in that agency’s lunar rover in connection with NASA’s program titled “America’s return to the moon;” to continue to work with NASA as an “official” drive-line consultant to the lunar rover project;
2) to complete the integration of the company’s patented FTV technology, namely, its steer drive, suspension system and high speed tracks, with a cabover truck furnished by a major U.S. automotive company in order commercialize the FTV initially in the North American market and eventually in the worldwide markets of Asia, Africa, Latin and South America and Europe;
3) to deliver approximately six constant velocity joints to a major U.S. military contractor for installation in the contractor’s production-ready Joint Light Tactical Vehicle the contractor is planning to submit to the U.S. Army in 2008 as part of the bidding process for contract and to work with the contractor with respect to the commercialization of the company’s other technologies;
4) to work with another major U.S. automotive manufacturer with respect to the possible installation of the company’s IsoTorque differential in a number of that manufacturer’s vehicles;
5) to deliver a design-specific, prototype constant velocity joint for installation in a California metropolitan bus company’s hybrid bus and, upon the successful integration of such unit, to explore a potential supply contract with such company for all of its hybrid bus production;
6) to work with an American subsidiary of a Korean manufacturer for installation of the company’s patented hydraulic pump and motor technology in its construction and agriculture vehicles.
Information regarding the company and all of its automotive inventions, including regular updates on technological and business developments, can be found on the company’s website, www.torvec.com.
Through June 14, 2007, the company held a license to ice technology granted by the Trustees of Dartmouth College. This license was held through the company’s majority-owned subsidiary, Ice Surface Development, Inc. The license required the company to pay Dartmouth College a royalty of 3.5% of the net sales of licensed product with minimum annual payments of $25,000 through 2021. In addition, the license provided for the payment of 50% of sub-license fee income.
Since its acquisition of the ice technology license, the company worked with the technology’s inventor, Dr. Victor Petrenko at Dartmouth’s Thayer School of Engineering, to refine the various methods of deicing and used its best efforts to sublicense such technology to one or more domestic and/or foreign glass manufacturers, automotive companies and other potential end-users. A considerable amount of additional development work was performed at the Dartmouth College’s Center for Ice Technology on the college’s campus, which work was supervised by Dr. Petrenko.
In December, 2006, the company was informed by Dr. Petrenko that while the physics underlying the ice technology is still valid and the technology remains promising, he could not estimate a time frame when the technology would be mature enough for automotive commercialization.
Given Dr. Petrenko’s assessment with respect to the ice technology, management concluded that the carrying amount of the ice technology license as of December 31, 2007 ($1,071,000) exceeded the estimated cash flows the company reasonably expected to receive and, therefore, determined the full amount of such excess should be recorded as an impairment in accordance with SFAS No. 144 as of and for the year ended December 31, 2006.
During 2007, the company and Dr. Petrenko discussed the terms and conditions under which the company would accept Dr. Petrenko’s offer to purchase the license from the company. Effective June 15, 2007, the company assigned all of its rights, title and interest in and to the license to Dr. Petrenko’s company (Ice Engineering, LLC) in exchange for an agreement by Ice Engineering to pay the shareholders of Ice Surface Development a royalty equal to 5% of the gross revenues generated by the license and the assumption of the company’s obligations to Dartmouth College under the license.
The company separately entered into a reimbursement agreement with Ice Engineering pursuant to which that enterprise will reimburse the company for a portion of the acquisition and maintenance expenses paid by the company over the approximately seven years the license was held. Under the reimbursement agreement, the company will receive approximately $3.5 million, payable as follows:
Paid upon closing, June 15, 2007: $500,000
Paid quarterly, commencing March 1, 2008, until the entire amount is paid.: $300,000*
In, the circumstances, the collectibility of the amounts due under the agreement are not reasonably determinable and the cost recovery method of accounting has been applied.

*	With respect to the March 1, 2008 quarterly payment only, the $300,000 will be offset by approximately $91,000 of license-associated expenses paid by Ice Engineering on the company’s behalf. At December 31, 2007, the company has accrued $91,000 of these license-associated expenses. On April 3, 2008, the company received net proceeds of approximately $209,000 representing the March 1, 2008 quarterly payment.
     The company did not receive the March 1, 2008 payment by the due date. Consequently, as of March 1, 2008, Ice Engineering, LLC was in violation of the June 15, 2007 reimbursement agreement. The March 1, 2008 payment was received on April 3, 2008. In the event future payments are not received and, upon notice, Ice Engineering fails to cure within sixty calendar days, the Dartmouth license reverts back to Ice Surface Development and the company retains all reimbursement monies previously paid to it.
The company has accounted for the receipt of reimbursement proceeds as a recovery of its cost since such amounts represent an initial payment and is subject to additional installments and when payments received exceed the cost accumulated revenue will be recorded under the cost recovery approach to the extent that the proceeds exceed the basis.
In anticipation of the assignment of the ice technology license, the shareholders of Ice Surface Development adopted and approved a Plan of Liquidation and Dissolution on June 7, 2007. Pursuant to the Plan, all liabilities owed by Ice Surface to its former officers, approximately $1.5 million, were extinguished in exchange for an increase in their percentage equity in Ice Surface Development. The former officers of Ice Surface Development are contesting this treatment, pursuant to a pending arbitration proceeding and a pending action in federal district court. The company is reflecting the full amount of the liability on its consolidated balance sheet until the matter is resolved. See “Legal Proceedings.”
(c) Company Expenses
     The net loss for the year ended December 31, 2007 was $3,211,000 as compared to the year ended December 31, 2006 net loss of $7,727,000. The decrease in the net loss of $4,516,000 is principally related to decreases in general and administrative expense and decreased research and development expenditures.
     Research and development expenses for the year ended December 31, 2007 amounted to $710,000 as compared to $1,313,000 for the year ended December 31, 2006. This decrease of $603,000 is principally attributable to decreased costs associated with commercializing our technologies. The company is strategically positioning itself towards production and manufacturing and this new focus will require less research and development cost.
     General and administrative expenses for the year ended December 31, 2007 amounted to $2,653,000 as compared to $5,351,000 for the year ended December 31, 2006. This decrease amounted to $2,698,000 and is principally due to the decrease in consulting fees and the change in the company’s nonmanagement directors plan. The company made some significant reductions in the consultant expenses due to several changes in the structure of the equity compensation. This decrease in expense is primarily a non cash event due to the high percentage of consultant cost being met through the issuance of business consulting shares of common stock.
     Asset impairment expense for the year ended December 31, 2006 amounted to $1,071,000 as a result of the company determining its ice technology was impaired.
(d) Liquidity and Capital Resources
     The company’s business activities during its fiscal year ended December 31, 2007 were funded principally through:
     The sale in 2006 of 273,250 shares of Class A Preferred for $1,093,000 and sale of 55,000 shares of Class B Preferred for $275,000;

     The receipt of the first installment of $500,000 of an aggregate $3,500,000 reimbursement payable in connection with the assignment of the company’s ice technology license;
     The receipt of $126,000 in revenue from the sale of the company’s products to various end-users.
     During the fiscal year ended December 31, 2007 and 2006, the company issued 359,432 and 983,230 common shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work and litigation. As of December 31, 2007 and 2006 there are 4,653,626 and 4,966,629 shares available for future grants under the plan. The increase in the number of shares available under the plan as of December 31, 2006, is attributable to the approval by the company’s board of directors on October 13, 2006, to increase the number of shares authorized for issuance under the plan to 10,000,000.
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
     Although each of the Gleasmans from time to time expected to sell during 2007 an average of approximately 500 common shares at prevailing market prices at the time of sale from his own personal holdings, no shares were sold by the Gleasmans under this plan for the year ended December 31, 2007.
     At December 31, 2007 and 2006, the company’s cash position was $192,000 and $720,000, and the company had a working capital deficiency of $1,745,000 and $1,157,000. The company’s cash position at anytime during the fiscal year ended December 31, 2007 and 2006 was dependent upon its success in selling Class A Preferred, the receipt of reimbursement monies with respect to its ice technology license and revenues generated by the sale of its products. The company believes that it will be able to sustain operations during the twelve month period beginning January 1, 2008 based upon the receipt of revenues from the sale of its products and monies generated by contractually scheduled payments of reimbursement monies in connection with the assignment of its ice technology. The company has also received a commitment from a director/officer to provide funding for any short fall in cash funds up to $250,000 to meet operating expenses on a monthly basis.
     At December 31, 2007 and 2006, the company had accounts payable and accrued expenses of $1,965,000 and $1,686,000.
     The company was a joint venture partner of Variable Gear, LLC through June 6, 2007. Under the operating agreement of Variable LLC, the company was required to purchase the 51% membership interest it did not own in such entity by January 1, 2008. Since inception, Variable Gear, LLC generated no revenues, incurred no expenses and had no operations. On June 3, 2007, the company and the 51% owner agreed that his membership would be purchased in exchange for 5,000 common shares of the company, valued at the close of trading on such date at $19,250 ($3.85 per share). Such purchase was closed on June 6, 2007.
In connection with the issuance of the exclusive license to Variable Gear, LLC, the company received $150,000 in cash recorded as deferred revenue. The company has recorded the purchase of the membership interest as additional goodwill. The company also recorded the deferred revenue of $150,000 as other income during the quarter ended June 30, 2007 because all of the company’s obligations regarding this payment have been met. Since there are no operations of the Variable Gear entity since inception, the company has concluded there is no future benefit to the purchased interest and has impaired the goodwill and recorded a charge of $19,000 at June 30, 2007.
(e) Critical Accounting Policies
Revenue Recognition
     The Company’s terms provided that Customers are obligated to pay for products sold to them within a specified number of days from the date that title to the products is transferred to the customer. The company’s standard terms are typically net 30 days. The company recognizes revenue when transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of the agreement with a particular customer. The sale price of the company’s products is substantially fixed or determinable at the date of the sale based upon purchase orders generated by a customer and accepted by the company. To the extent that collectibility of the receivable is not assured, the company follows the cost recovery approach. Accordingly, amounts collected will be accounted for as a reduction of costs.
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

     In June 2006, the Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the results of operations and financial position.
Recently Issued Accounting Principles
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accourdance with generally accounting principles, and expand disclosures about fair value measurement. FASB Staff Position 157-2 has deferred the effective date of SFAS 157 to fiscal year beginning after November 15, 2008, the beginning of the Company’s 2009 fiscal year.
     In February, 2007 the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS no. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 did not have a material effect on the results of operations and financial position.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.
(f) Impact of Inflation
     Inflation has not had a significant impact on the company’s operations to date and management is currently unable to determine the extent inflation may impact the company’s operations during its fiscal year ending December 31, 2007.
(g) Quarterly Fluctuations
     As of December 31, 2007 and 2006, the company had not engaged in substantial revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Contents

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	F-26
Consolidated balance sheets as of December 31, 2007 and 2006	F-27
Consolidated statements of operations for each of the years in the two-year period ended December 31, 2007 and for the period from September 25, 1996 (inception) through December 31, 2007	F-28
Consolidated statements of changes in stockholders’ equity (capital deficit) for the period from September 25, 1996 (inception) through December 31, 2007	F29 — F-35
Consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2007 and for the period from September 25, 1996 (inception) through December 31, 2007	F-36
Notes to consolidated financial statements
F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Torvec, Inc.
We have audited the accompanying consolidated balance sheet of Torvec, Inc. (a development stage company) and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period from September 25, 1996 (inception) through December 31, 2007 and changes in stockholders’ equity (capital deficit) for each of the periods from September 25, 1996 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements ennumerated above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2007 and for the period from September 25, 1996 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note B[9] to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”.
/s/ EISNER LLP
New York, New York
April 4, 2008

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$192,000	$720,000
Prepaid expenses and other receivable	43,000	73,000

Total current assets	235,000	793,000

Property and Equipment:
Office equipment	67,000	44,000
Shop equipment	129,000	126,000
Leasehold improvements	149,000	3,000
Transportation equipment	106,000	106,000

	451,000	279,000
Less accumulated depreciation and amortization	170,000	123,000

Net property and equipment	281,000	156,000

Other Assets:
Deposits	—	252,000

Total Other Assets	—	252,000

	$516,000	$1,201,000

LIABILITIES
Current liabilities:
Notes payable — current	$15,000	$14,000
Accounts payable	261,000	145,000
Accrued liabilities	1,704,000	1,541,000
Advance from stockholder	—	250,000

Total current liabilities	1,980,000	1,950,000
Deferred revenue	500,000	150,000
Notes payable — long term	43,000	59,000

Total liabilities	2,523,000	2,159,000

Commitments, Contingencies and other matters

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Preferred stock, $.01 par value, 100,000,000 shares authorized 3,300,000 designated as Class A, non-voting, cumulative dividend $.40 per share, per annum, convertible 2007 and 2006:732,493 shares issued and outstanding (liquidation preference 2007: $3,701,162 and 2006: $3,408,634) 300,000 designated as Class B, non-voting, cumulative dividend $.50 per share, per annum, convertible 2007 and 2006: 97,500 shares issued and outstanding (liquidation preference 2007: $311,787 and 2006: $263,235)	9,000	9,000
Common stock, $.01 par value, 400,000,000 shares authorized, 31,640,045 and 31,307,792 issued and outstanding	316,000	313,000
Additional paid-in capital	45,926,000	43,767,000
Deficit accumulated during the development stage	(48,258,000)	(45,047,000)

	(2,007,000)	(958,000)

	$516,000	$1,201,000

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Operations

			September 25,
			1996
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	2007	2006	2007
Revenue
Sales	$126,000	$—	$126,000
Cost of Goods Sold	120,000	—	120,000

Gross Profit	6,000	—	6,000

Costs and expenses:
Research and development	710,000	1,313,000	14,800,000
General and administrative	2,653,000	5,351,000	33,811,000
Asset Impairment	—	1,071,000	1,071,000

Loss before minority interest	(3,357,000)	(7,735,000)	(49,676,000)
Other Income	146,000	—	146,000
Minority interest in loss of consolidated subsidiary	—	8,000	1,272,000

Net loss	(3,211,000)	(7,727,000)	(48,258,000)
Preferred stock beneficial conversion feature	—	48,000	763,000
Preferred stock dividend	341,000	253,000	869,000

Net loss attributable to common stockholders	$(3,552,000)	$(8,028,000)	$(49,890,000)

Basic and diluted net loss attributable to common stockholders per share	$(0.11)	$(0.26)

Weighted average number of shares of common stock — basic and diluted	31,261,000	30,566,000

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2007

										Deficit
									Unearned	Accumulated
	Class A		Class B				Additional	Due	Compensatory	During the	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Issuance of shares to founders					16,464,400	$165,000	$(165,000)				$0
Issuance of stock for services					2,535,600	25,000	381,000				406,000
Sale of common stock — November ($1.50 per share)					64,600	1,000	96,000				97,000
Sale of common stock — December ($1.50 per share)					156,201	1,000	233,000				234,000
Distribution to founders							(27,000)				(27,000)
Net loss										$(489,000)	(489,000)

Balance — December 31, 1996					19,220,801	192,000	518,000			(489,000)	221,000
Issuance of compensatory stock					1,000,000	10,000	1,490,000		$(1,500,000)		0
Issuance of stock for services					12,000		18,000				18,000
Sale of common stock — January ($1.50 per share)					58,266	1,000	86,000				87,000
Sale of common stock — February ($1.50 per share)					75,361	1,000	112,000				113,000
Sale of common stock — May ($1.50 per share)					30,000		45,000				45,000
Issuance of stock for services					2,000		6,000				6,000
Sale of common stock — June ($3.00 per share)					73,166	1,000	219,000				220,000
Sale of common stock — July ($3.00 per share)					13,335		40,000				40,000
Sale of common stock — August ($3.00 per share)					60,567	1,000	181,000				182,000
Sale of common stock — September ($3.00 per share)					10,000		30,000				30,000
Sale of common stock — October ($3.00 per share)					7,000		21,000				21,000
Sale of common stock — November ($3.00 per share)					10,000		30,000				30,000
Sale of common stock — December ($3.00 per share)					100,000	1,000	299,000				300,000
Issuance of compensatory options to consultants							234,000		(234,000)		0
Compensatory stock and options earned									451,000		451,000
Distributions to founders							(338,000)				(338,000)
Net loss										(922,000)	(922,000)

Balance — December 31, 1997					20,672,496	207,000	2,991,000		(1,283,000)	(1,411,000)	504,000
Issuance of stock for services					1,000		3,000				3,000
Sale of common stock — May 11 to September 20 ($5.00 per share)					112,620	1,000	562,000				563,000
Sale of common stock — September 21 to December 31 ($10.00 per share)					25,500		255,000				255,000
Costs of offering							(60,000)				(60,000)
Compensatory stock and options earned									578,000		578,000
Contribution of services							15,000				15,000
Net loss										(2,122,000)	(2,122,000)

Balance — December 31, 1998					20,811,616	208,000	3,766,000		(705,000)	(3,533,000)	(264,000)
Issuance of stock for services					45,351		327,000				327,000
Sale of common stock — January 1 to August 9 ($10.00 per share)					80,670	1,000	806,000				807,000
Sale of common stock — August 10 to November 30 ($5.00 per share)					84,500	1,000	422,000				423,000
Issuance of compensatory options to consultants							2,780,000		(2,780,000)		0
Common stock issued- exercise of options					21,000		105,000				105,000
Compensatory stock and options earned									3,050,000		3,050,000
Contribution of services							15,000				15,000
Net loss										(4,788,000)	(4,788,000)

Balance — December 31, 1999					21,043,137	$210,000	8,221,000		$(435,000)	(8,321,000)	(325,000)
See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2007
(continued)

										Deficit
									Unearned	Accumulated
	Class A		Class B				Additional	Due	Compensatory	During the	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Issuance of stock for services					196,259	$2,000	$838,000				$840,000
Sale of common stock — March 29 ($4.51 per share)					44,321		200,000				200,000
Sale of common stock — June 23 ($3.50 per share)					100,000	1,000	349,000				350,000
Acquisition of Ice Surface Development					1,068,354	11,000	3,394,000				3,405,000
Proceeds from exercise of put option					36,735	1,000	108,000				109,000
Compensatory stock and options earned									$435,000		435,000
Contribution of services							15,000				15,000
Net loss										$(2,374,000)	(2,374,000)

Balance — December 31, 2000					22,488,806	225,000	13,125,000		0	(10,695,000)	2,655,000
Issuance of stock for liabilities					126,667	1,000	664,000				665,000
Issuance of stock for services					361,100	4,000	1,007,000				1,011,000
Issuance of option to consultant for services							398,000				398,000
Proceeds from exercise of put option					101,910	1,000	323,000				324,000
Contribution of services							15,000				15,000
Net loss										(3,871,000)	(3,871,000)

Balance — December 31, 2001					23,078,483	231,000	15,532,000		0	(14,566,000)	1,197,000
Exercise of warrants					124,448	1,000	126,000				127,000
Exercise of warrants					250,000	3,000	72,000				75,000
Loss on sale of minority interest							(232,000)				(232,000)
Sale of preferred stock and warrant	38,500						142,000				142,000
Issuance of stock for services					1,001,454	10,000	1,224,000				1,234,000
Issuance of options in settlement of liabilities and consulting fees							653,000				653,000
Issuance of warrants to chairman							690,000				690,000
Proceeds from exercise of put option ($.90 per share)					440,000	5,000	391,000				396,000
Common stock issued in exchange for loan					35,461		50,000				50,000
Sale of common stock — July ($1.45 per share)					46,897		68,000				68,000
Sale of common stock — August ($1.42 per share)					211,265	2,000	298,000				300,000
Sale of common stock — September ($1.42 per share)					140,845	1,000	199,000				200,000
Sale of common stock — December ($.91 per share)					109,890	1,000	99,000				100,000
Contribution of services							15,000				15,000
Issuance of warrant for financial services							8,000				8,000
Warrant issued in lieu of compensation							633,000				633,000
Issuance of shares in settlement of liabilities					190,965	2,000	267,000				269,000
Compensatory stock options							32,000				32,000
Employees/Stockholders Contribution of services in subsidiary							519,000				519,000
Net loss										(4,577,000)	(4,577,000)

Balance — Demceber 31, 2002	38,500	0			25,629,708	$256,000	$20,786,000		$0	$(19,143,000)	$1,899,000
See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2007
(continued)

										Deficit
									Unearned	Accumulated
	Class A		Class B				Additional	Due	Compensatory	During the	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Sale of Common Stock — March ($0.90 per share)					111,112		1,000		$99,000		$100,000
Sale of Common Stock — June (0.80 per share)					250,000		3,000		197,000		200,000
Sale of Common Stock — September ($2.50 per share)					8,000				20,000		20,000
Advance settled with Common Stock — October ($2.50 per share)					10,000				25,000		25,000
Exercise of warrant for common stock — (December $0.50 per share)					250,000		2,000		123,000		125,000
Issuance of stock for services					753,824		8,000		842,000		850,000
Exercise of Warrants for $.01 per share					130,000		1,000		(1,000)		—
Exercise of Warrants for $.01 per share					50,000		1,000		(1,000)		—
Exercise of Warrants for $.01 per share					8,680						—
Exercise of Warrants for $.01 per share					2,500
Cashless exercise of put option					654,432		7,000		(7,000)		—
Sale of Class A Preferred Stock — September ($4.00 per share)	5,575								22,000		22,000
Sale of Class A Preferred Stock — December ($4.00 per share)	10,112	$1,000							40,000		41,000
Issuance of option for services									46,000		46,000
Issuance of options in settlement of liabilities and consulting fees									265,000		265,000
Contribution of services in subsidiary									173,000		173,000
Adjustment for equity issuances of subsidiary common stock									79,000		79,000
Class A Preferred stock issued	2,305								9,000		9,000
NET LOSS										(2,927,000)	(2,927,000)

BALANCE AT December 31, 2003	56,492	$1,000			27,858,256		$279,000		$22,717,000	$(22,070,000)	$927,000
See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2007
(continued)

										Deficit
									Unearned	Accumulated
							Additional	Due	Compensatory	During the	Total
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Sale of Common Stock — June, 2004					60,000	$1,000	$300,000				$301,000
Issuance of common stock for services					469,883	4,000	2,348,000				2,352,000
Sale of Class A Preferred Stock ($4.00 per share) — March	203,117	$2,000					820,000				822,000
Sale of Class A Preferred Stock ($4.00 per share) — April	32,653						121,000				121,000
Conversion of Preferred Stock Class A	(41,050)				41,050						—
Preferred Dividend Class A attributable to converted shares	8,031										—
Sale of Class B Preferred Stock ($5.00 per share) — September			20,000				100,000				100,000
Sale of Class B Preferred Stock ($5.00 per share) — October			22,500				113,000				113,000
Contribution of services							450,000				450,000
Exercise of warrants					268,865	3,000	(2,000)				1,000
Exercise of consultants warrants					345,600	3,000		(3,000)			—
Issuance of warrants for consulting services							5,794,000				5,794,000
Net Loss										(9,805,000)	(9,805,000)

Balance at December 31, 2004	259,243	$3,000	42,500		29,043,654	$290,000	$32,761,000	$(3,000)		$(31,875,000)	$1,176,000

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2007
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
For the Period from September 25, 1996 (Inception) through December 31, 2007
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

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2007
(continued)

										Deficit
									Unearned	Accumulated	Total
							Additional	Due	Compensatory	During the	Stockholders’
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	(Capital Deficit)
Contribution of services							300,000				300,000
Exercise of Warrants					25,250	1,000					1,000
Shares Issued for Services					302,003	2,000	1,190,000				1,192,000
Warrants Issued for Services							650,000				650,000
Stock Issued for Purchase of Variable Gear, LLC					5,000		19,000				19,000
Net Loss										(3,211,000)	(3,211,000)

Balance at December 31, 2007	732,493	$8,000	97,500	$1,000	31,640,045	$316,000	$45,926,000	$0	$0	$(48,258,000)	$(2,007,000)

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Cash Flows

			September 25,
			1996
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(3,211,000)	$(7,727,000)	$(48,258,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,000	682,000	2,383,000
Loss on impairment of license	—	1,071,000	1,071,000
Impairment of goodwill	19,000		19,000
Gain on sale of fixed assets	—	—	(10,000)
Minority interest in loss of consolidated subsidiary	—	(8,000)	(1,272,000)
Compensation expense attributable to common stock in Subsidiary	—	—	619,000
Common stock issued for services	1,090,000	1,225,000	11,696,000
Stockholder contribution of services	300,000	300,000	2,409,000
Compensatory common stock, options and warrants	650,000	3,614,000	17,252,000
Shares issued for future consulting services	—	103,000	103,000
Changes in:
Prepaid expenses	30,000	(6,000)	118,000
Deferred revenue	350,000	—	500,000
Accounts payable and accrued expenses	279,000	(3,000)	3,873,000
Other Assets — deposits	2,000	—	0

Net cash used in operating activities	(444,000)	(749,000)	(9,497,000)

Cash flows from investing activities:
Purchase of equipment	(70,000)	(9,000)	(349,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of fixed asset	—	—	10,000

Net cash used in investing activities	(70,000)	(9,000)	(355,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	1,000	10,000	6,501,000
Net proceeds from sales of preferred stock	—	1,368,000	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Proceeds from loan	—	56,000	85,000
Repayments of loan	(15,000)	(7,000)	(51,000)
Proceeds for stockholders’ loan and advances	250,000	—	250,000
Repayment of stockholders’ loans and advances	(250,000)		(147,000)
Distributions	—	—	(365,000)

Net cash provided by (used in) financing activities	(14,000)	1,427,000	10,044,000

Net (decrease) increase in cash and cash equivalents	(528,000)	669,000	192,000
Cash and cash equivalents at beginning of period	720,000	51,000

Cash and cash equivalents at end of period	$192,000	$720,000	$192,000

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock, in settlement of notes payable
Preferred dividends paid in preferred stock
Reclass due from stockholder to other receivable
Shares issued for future consulting services
Issuance of common stock for a finders fee		$225,000
Advance from stockholder		$250,000
Issuance of common stock, leasehold improvements	$102,000
Shares issued for acquistion of Variable Gear, LLC	$19,000
Interest paid	$11,000
See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2007
Note A — The Company
Torvec, Inc. (the “company”) was incorporated as a New York State business corporation in September 1996. The company, which is in the development stage, has developed technology for use in automotive applications. In September, 1996, the company acquired numerous patents, inventions and know-how (the “technology”) contributed by Vernon E. Gleasman, James Y. Gleasman and Keith E. Gleasman (the“Gleasmans”). The company has developed, designed and intends to commercialize its infinitely variable transmissions, its pumps/motors, its IsoTorque differential, its constant velocity joint and the substructure and components of its full terrain vehicle. As consideration for this contributed technology, the company issued 16,474,400 shares of common stock and paid $365,000 to the Gleasmans. In September, 1996, the company issued an additional 2,535,000 shares of common stock (valued at $406,000) to individuals as consideration for the cost of services and facilities provided by them in assisting with the development of the technology.
On November 29, 2000, the company acquired Ice Surface Development, Inc. (“Ice”) which had been incorporated in May 2000 for 1,068,354 shares of common stock valued at approximately $3,405,000. The acquisition was accounted for under the purchase method. On March 31, 2002, the company granted to three former officers of the company 28% of Ice in exchange for previously granted fully vested options (See Note I [3]). The exchange was valued at $618,000 and the carrying portion of the company’s investment deemed sold of $850,000 is reflected as a reduction of additional paid-in capital in capital deficit.
Effective June 15, 2007, Ice assigned the license to an unrelated company, Ice Engineering, LLC, in exchange for Ice Engineering’s agreement to pay the shareholders of Ice Surface Development an annual royalty equal to 5% of the annual gross revenues generated by the license and its agreement to assume the obligations to Dartmouth College under the license. See Note B[4].
The company’s financial statements have been prepared assuming that it will continue as a going concern. For the period from September 1996 (inception) through December 31, 2007, the company has accumulated a deficit of $48,258,000, and at December 31, 2007 has a negative working capital position of $1,745,000 and capital deficit of $2,007,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts had been principally devoted to the development of its technologies and commercializing its products. Management believes that based upon its current cash position, its budget for its business operations through December 31, 2008, receipt of its quarterly payments under the installment sale of $300,000 per quarter, collectibility of its receivables in the ordinary course of business, and an outstanding funding commitment from a director/officer to fund deficiencies that may arise up to $250,000, the company will be able to continue operations through December 31, 2008. The company’s ability to continue as a going concern is ultimately dependent upon achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.
Note B — Summary of Significant Accounting Policies
[1]	Consolidation:

The financial statements include the accounts of the company, its majority-owned subsidiary, Ice (69.26% owned at December 31, 2007 and 2006), and its wholly-owned subsidiaries Iso-Torque Corporation, IVT Diesel Corp. and Variable Gear LLC. All material intercompany transactions and account balances have been eliminated in consolidation.
[2]	Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.
[3]	Property and Equipment:

Equipment, including a prototype vehicle, is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are being amortized over shorter of lease term or useful life.

[4]	Research and Development and Patents:

Research and development costs and patent expenses are charged to operations as incurred. Research and development includes amortization of the Ice technology, purchase of parts, depreciation and consulting services. Depreciation expense in each of the years ended December 31, 2007, 2006, and 2005 was $47,000, $40,000, and $31,000 respectively.

Patent costs for the year ended December 31, 2007 and 2006 are $43,000 and $40,000, respectively.

[5]	License:

Through December 31, 2004, the license for the company’s Ice technology was being amortized over its estimated remaining useful life which correlated to the underlying patent. Effective January 1, 2005, the company changed its estimate of economic useful life to 3 years. In December 2006, the company concluded that recovery of the carrying value of the Ice Technology was impaired. Charges for amortization in the years ended December 31, 2006, and 2005 were $642,000, and $856,000 respectively. Such amortization expense is included in research and development expense for each of these years.

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

In accordance with SFAS No. 144, management determined that events and circumstances indicated that the carrying amount of the license for the company’s Ice technology exceeded the estimated undiscounted cash flows to be generated by the license. Based upon such determination, management compared the carrying amount of the license as of December 31, 2006 to the estimated discounted cash flows to be generated by the license and recorded such excess as an impairment. Management has concluded that the carrying amount of its Dartmouth College license as of December 31, 2006 ($1,071,000) was impaired in accordance with SFAS No. 144. (See Note C.)

Effective June 15, 2007, the company assigned the license to Ice Engineering, LLC in exchange for Ice Engineering’s agreement to pay the shareholders of the company’s majority-owned subsidiary, Ice Surface Development, Inc., an annual royalty equal to 5% of the annual gross revenues generated by the license and its agreement to assume all of the obligations to Dartmouth College under the license.

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

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2007, and 2006, the company excluded 3,540,739 and 4,905,536 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilative.

[8]	Fair Value of Financial Instruments:

The carrying amount of cash, prepaid expenses, accounts payable, and accrued expenses approximates their fair value due to the short maturity of those instruments.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” We elected to use the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123(R). Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that the grant date fair value of all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with SFAS 123(R).

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123(R)-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123(R).

[10]	Revenue Recognition:

The company’s terms provided that customers are obligated to pay for products sold to them within a specified number of days from the date that title to the products is transferred to the customers. The company’s standard terms are typically net 30 days. The company recognizes revenue when transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery depending on the terms of the agreement with a particular customer. The sale price of the company’s products is substantially fixed and determinable at the date of the sale based upon purchase orders generated by a customer and accepted by the company. To the extent that collectibility of the receivable is not assured, the company follows the cost recovery approach. Accordingly, amounts collected will be accounted for as a reduction of costs.

[11]	Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning with Company’s 2008 fiscal year. FASB Staff Position 157-2 has deferred the effective date of SFAS 157 to fiscal year beginning after November 15, 2008, the beginning of the Company’s 2009 fiscal year.

In February, 2007 the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS no. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is not expected to have a material effect on the results of operations and financial position.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

NOTE C — LICENSE FROM THE TRUSTEES OF DARTMOUTH COLLEGE
On November 28, 2000, the company’s majority-owned subsidiary, Ice Surface Development LLC entered into a 20-year exclusive license with the Trustees of Dartmouth College for land-based applications to a novel ice adhesion modification system developed by Dr. Victor Petrenko at Dartmouth’s Thayer School of Engineering. Under the license agreement the company made a single payment of $140,000 in 2000 for sponsored research. The license agreement provided for a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year through 2021. In addition, the agreement provided for the payment of 50% of sub-license fee income.
Expense relating to the license agreement totaled $23,000, $91,000, $23,000, and $23,000 for each of the years ended December 31, 2007, 2006 and 2005 respectively. While in management’s opinion, the carrying value of the license had been impaired as of and for the year ended December 31, 2006, the company’s obligations under the license remained in effect.
Effective June 15, 2007, Ice Surface assigned the license to an unrelated company, Ice Engineering, LLC in exchange for Ice Engineering’s agreement to pay the shareholders of Ice Surface an annual royalty equal to 5% of the annual gross revenues generated by the license and its agreement to assume the obligations to Dartmouth under the license.
Separately, Ice Engineering, LLC agreed to reimburse approximately $3,500,000 of acquisition and maintenance costs expended by the company in connection with the ice technology. Pursuant to the reimbursement agreement, the company received $500,000 on June 15, 2007. The $3,000,000 balance is to be paid at the rate of $300,000 per quarter commencing March 1, 2008, less approximately $91,000 in fees payable to Dartmouth College accrued through June 14, 2007 to be deducted from the first quarterly reimbursement amount. In the circumstances, the collectibility of the amounts due under the agreement are not reasonably determinable and the cost recovery method of accounting has been applied. At December 31, 2007, the company has accrued $91,000 of these license associated expenses. On April 3, 2008, the company received net proceeds of approximately $209,000 representing the March 1, 2008 quarterly payment.
     The company did not receive the March 1, 2008 payment by the due date. Consequently, as of March 1, 2008, Ice Engineering, LLC was in violation of the June 15, 2007 reimbursement agreement. The March 1, 2008, payment was received on April 3, 2008. In the event future payments are not received and, upon notice, Ice Engineering fails to cure within sixty calendar days, the Dartmouth license reverts back to Ice Surface Development and the company retains all reimbursement monies previously paid to it.
The company has accounted for the receipt of the reimbursement proceeds as a recovery of costs since such amounts represent an initial payment and is subject to additional installments and when payments received exceed the cost accumulated, revenue will be recorded under the cost recovery approach to the extent that the proceeds exceed the basis.
NOTE D — RELATED PARTY TRANSACTIONS
[1]	On December 1, 1997, the company entered into three-year consulting agreements with Vernon, Keith and James Gleasman (major stockholders, directors and officers) whereby each was obligated to provide services to the company in exchange for compensation of $12,500 each per month. In 1997 the company granted each Vernon, Keith and James Gleasman 25,000 nonqualified common stock options, exercisable immediately at $5.00 per common share for ten years (Note H [6]). These options expired on November 30, 2007. For the years ended December 31,2003, 2002, 2001, 2000,1999, 1998 and 1997, the company incurred expenses amounting to approximately $450,000, $450,000, $450,000, $522,000, $528,000, $528,000 and $45,000, respectively, in connection with these agreements(which were extended for an additional three years, effective December 1, 2000, and amended to provide that compensation thereunder was payable, in the board of directors’ discretion, in common stock, cash or a combination).

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

The company’s consulting agreements with Vernon, Keith and James Gleasman expired on December 1, 2003 and was not renewed.

Commencing January 1, 2004, each of the Gleasmans agreed to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all of their inventions to the company. In addition, Keith Gleasman agreed to continue as President and James Gleasman agreed to serve as the company’s chief executive officer and interim chief financial officer. During the years ended December 31, 2007, 2006 and 2005, the company did not pay the Gleasmans any consulting fees for their services. The company recorded approximately $300,000, for each of the years ended December 31, 2007, 2006 and 2005, respectively, for the estimated value of these services based upon the compensation payable under the previous consulting agreements. The company recorded $125,000, $200,000, and $200,000 to research and development and $175,000, $100,000, and $100,000 to general and administrative for the years ended December 31, 2007, 2006, and 2005, respectively.

[2]	During the years ended December 31, 2007 and 2006, the company paid $88,820 and $42,990, respectively, to a member of the Gleasman family for administrative, technological and engineering consulting services. Management believes this compensation is reasonable.

[3]	During the year ended December 31, 2007, the company paid $31,160 to a family member of its general counsel for engineering services rendered to the company. Management believes this compensation is reasonable.

[4]	On September 14, 2007, the company moved its executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, in which David M. Flaum, a company director, is a partner. The company is still engaged in discussions concerning the final terms and conditions of the lease agreement with respect to the Rochester facility and anticipates that such discussions will be concluded within the first quarter of 2008. The company anticipates its monthly rent payment will be approximately $5,700 for the first five years and payments are to commence on June 1, 2008. Under the proposed lease, monthly rent and certain other payments due to the landlord is to be paid in common shares of the company, based upon the closing price per shares of the 15th day of the calendar month immediately prior to the date any installment of monthly rent or other sum is due landlord.

[5]	On June 29, 2000, the company granted an exclusive world-wide license of all its automotive technologies to Variable Gear, LLC for the aeronautical and marine markets for $150,000 cash. The company recorded the receipt of the $150,000 as deferred revenue to be recognized when all conditions for earning such fees are complete. At the time of its formation and through June 6, 2007 when his interest was purchased, Robert C. Horton, a company shareholder, owned 51% of Variable Gear, LLC. On June 6, 2007, the company purchased Mr. Horton’s entire interest in Variable Gear for 5,000 shares of common stock for $19,250. The company recognized the deferred revenue of $150,000 as other income and recorded an impairment of the goodwill of $19,250, since there were no operations of the entity since inception.

[6]	During the year ended December 2005, the company issued 90,000 common shares as rent for the company’s use of a facility owned by the stockholder valued at approximately $259,000 based upon the fair market value of the common stock on the date of issuance. This arrangement terminated effective February 28, 2006 when the company moved to a new facility.

[7]	During the year ended December 31, 2005, the company incurred approximately $298,000 for non-legal consulting services provided to the company by one of its outside counsel. This arrangement terminated on December 16, 2005.

[8]	On August 18, 2006, the company granted 400,000 nonqualified common stock warrants valued at approximately $1,237,000 to a company of which a director became a member upon his election to the board. The warrants are immediately exercisable at $3.27 per common share for a period of ten years.

[9]	On June 19, 2006, the company awarded an aggregate 360,000 nonqualified common stock warrants valued at approximately $629,000 to a director for additional services rendered by such director as chairman of the board’s executive committee during 2006.

[10]	On August 17, 2005, the company repaid $28,000 indebtedness to a stockholder by issuing 11,667 restricted common shares, such number of shares based upon the closing price of the company’s common stock on August 16, 2005.
NOTE E — INCOME TAXES
The company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The company’s majority owned subsidiary, Ice, files separate tax returns.
At December 31, 2007, the company has available $12,509,000 (including $3,743,000 relating to Ice) of net federal operating loss carry forwards to offset future taxable income expiring through 2026. Based upon the change of ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the company issues common stock or additional equity instruments convertible into common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the company’s net operating loss carry forwards may be significantly limited as to the amount of use in any particular year.
At December 31, 2007, the company has a deferred tax asset of approximately $4,913,000 representing the benefits of its net operating loss carry forward and a deferred tax asset of $13,859,000 from temporary differences, principally stock options not currently deductible and certain operating expenses which have been capitalized as start-up costs for federal income tax purposes. The total of these deferred tax assets has been fully reserved by a valuation allowance since realization of their benefit is uncertain. The valuation allowance for deferred tax assets increased $1,864,000 in the year ending December 31, 2007 due primarily to the uncertainty in realizing the benefit from net operating losses.
Reconciliation between the actual income tax benefit and income taxes computed by applying the federal income tax rate of 34% to the net loss is as follows:

	Year Ended
	December 31,
	2007	2006
Computed federal income tax benefit at 34% rate	$(1,092,000)	$(2,627,000)
State tax benefit, net of federal tax benefit	(170,000)	(408,000)
Nondeductible expenses	3,000	675,000
Valuation allowance	1,259,000	2,360,000

	$0	$0

     As the result of the implementation of the Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), the company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2007, and as of December 31, 2007, the company has no unrecognized tax benefits.
     The company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2007, the company has not recorded any provision for accrued interest and penalties related to uncertain tax positions.
     By statute, tax years 2005-2006 remain open to examination by the major taxing jurisdictions to which the company is subject.
NOTE F—ACCOUNTS PAYABLE AND ACCRUED LIABILITY EXPENSES
At December 31, 2007 and 2006, accounts payable and accrued expenses consist of the following:

	2007	2006
Professional fees	$470,000	$191,000
Salaries to officer/stockholders of Ice (Note I[3])	1,495,000	1,495,000

	$1,965,000	$1,686,000

NOTE G — NOTE PAYABLE—STOCKHOLDERS, OFFICER AND OTHER NOTES PAYABLE
[1]	Notes Payable — Financial Institution:

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

The following represents the required minimum payments for each of the loans:

Period Ending
December 31,
2008	$20,000
2009	20,000
2010	20,000
2011	10,000
2012	0

Total Minimum payments	70,000
Less-amount representing interest	12,000

58,000
Less-Current Maturities	15,000

Long Term Portion	$43,000

[2]	Advance from Stockholder:

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

On March 16, 2007, the Appellate Division of the New York State Supreme Court reversed the lower court’s May 8, 2006 order in its entirety. Pursuant to such reversal, on April 5, 2007, the lower court ordered the return of the $250,000 deposit (less administrative costs of $4,032) to the company. The company repaid the entire $250,000 to the stockholder in April, 2007. Interest expense associated with the loan for the years ended December 31, 2007 and 2006 was $3,336 and $5,821, respectively.
Note H — Stockholders’ Equity (Capital Deficit)
[1]	Private Placement:

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

During 2003, the company sold 15,687 Class A Preferred to accredited investors for proceeds of $63,000. In December 2003, the company received $9,216 for 2,305 Class A Preferred Shares.

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

No Class A Preferred was sold for the year ended December 31, 2007.

At December 31, 2007 and 2006, dividends in arrears amounted to approximately $771,000 and $479,000, respectively.

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
(1) In the event of any liquidation, dissolution or winding up of the company, whether voluntary or involuntary, the holders of Class B Preferred Shares then outstanding are entitled to be paid out of the assets of the company available for distribution to its shareholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount in respect of any shares of any Junior stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the company, all accumulated and unpaid dividends (including a prorated dividend from the last Dividend Accrual Date) in respect of any liquidation, dissolution or winding up consummated except that, notwithstanding the provisions of Section B(2), all of such accumulated and unpaid dividends will be paid in Class B Preferred Shares at a rate of 1 Class B Preferred Share for each $5.00 of dividends. No fractions of Class B Preferred Shares shall be issued. The company shall pay cash in lieu of paying fractions of Class B Preferred Shares on a pro rata basis.

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

No Class B Preferred was sold for the year ended December 31, 2007.

At December 31, 2007 and 2006, dividends in arrears amounted to approximately $98,000 and $49,000, respectively.

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

As of December 31, 2007, none of the warrants are exercisable. In February, 1999, the company entered into a one-year consulting agreement directly with two of the former principals of the IPO Consultant to provide financial advisory services. In connection with this agreement, the company and the two former principals agreed to convert the 375,000 warrants they owned into 375,000 common stock purchase options exercisable immediately through February, 2004 at $5.00 per common share. The company valued these options at $2,780,000 using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31, 1999: risk free interest rate of 5%, dividend yield of 0%, volatility of 40% and expected life of the options granted of 5 years. These options were charged to operations over the term of the consulting agreement. In February, 1999, 21,000 of these options were exercised for proceeds of $105,000. The term of the remaining 354,000 options expired in February, 2004.

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

In December, 1997, the board of directors adopted and on May 28, 1998, the company’s shareholders ratified the creation of a Stock Option Plan (the “Option Plan”) which provides for the grant of up to 2,000,000 common stock options to officers, directors and consultants who are eligible to receive incentive, nonqualified or reload stock options. Options granted under the Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the per share trading price of the underlying common stock on the date of grant, except that the exercise period for options granted to a greater than

10% shareholder may not exceed five years and the exercise price may not be less than 110% of such trading price per share on the date of grant.

In 1997, in connection with certain consulting agreements (see Note D [1]), the company granted an aggregate 75,000 nonqualified options at an exercise price of $5.00 per common share. The options vested at a rate of 20% per annum and were exercisable through November 30, 2007. The company valued these options using the Black-Scholes option-pricing method. The fair value of these options was expensed over the term of the consulting agreements. The options expired on November 30, 2007 and were not replaced.

In 1998, the company granted three directors an aggregate 380,000 options under the Option Plan, all exercisable immediately at $5.00 per common share. These options expired on January 1, 2008. In 2001, the company granted 100,000 options to an officer in his capacity as a consultant under the Option Plan exercisable immediately at $5.00 per common share. In connection with this grant, the company recorded a stock compensation charge of $398,000.

In 2002, in connection with the consulting agreements described in Note D [1], the company granted an aggregate 727,047 options under the Option Plan, all exercisable immediately at $5.00 per common share. The options were granted in payment of an aggregate $653,000 owed under the consulting agreements. These options expired on September 30, 2007 and were not replaced.

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

No options were granted under the Option Plan during the year ended December 31, 2007.

A summary of options granted under the Option Plan is set forth in the following table:

	Year Ended December 31,
	2007			2006
		Weighted			Weighted
		Average	Aggregate		Average
		Exercise	Intrinsic		Exercise
	Shares	Price	Value	Shares	Price
Outstanding at beginning of year	1,823,895	$4.92		1,823,895	$4.92
Granted	—	—		—	—
Expired	(802,047)	—		—	—

Outstanding at end of year	1,021,848	4.77	$42,000	1,823,895	4.92

Options exercisable at year end	1,021,848	4.77	$42,000	1,823,895	4.92

Options Vested and Expected to Vest	1,021,848	4.77	$42,000	1,823,895	4.92

At December 31, 2007, 978,152 options are available for future grants under the Plan.

The following table represents information relating to stock options outstanding at December 31, 2007:

Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
	Exercise	Remaining Life		Exercise
Shares	Price	in Years	Shares	Price
1,021,848	4.77	4.36	1,021,848	4.77
As of December 31, 2007, the company did not have any unrecognized stock compensation related to unvested awards.

[7]	Business Consultants Stock Plan:

In June, 1999, the company adopted the Business Consultants Stock Plan (the “Stock Plan”). The Plan, as amended, provides for the issuance of up to 10,000,000 common shares to be awarded from time to time to consultants in exchange for business, financial, legal, accounting, engineering, research and development, technical, governmental relations and other similar services.

	Common Shares Issued to Business
For the year ended	Consultants and Other Third Parties	Amount Charged to
December 31,	in Exchange for Services	Operations	Note
2007	359,432	$1,245,349
2006	983,230	$1,861,000	A
2005	836,309	$1,874,000
2004	469,883	$2,352,000
2003	738,184	$832,000
2002	1,057,455	$1,036,000	B
2001	361,100	$1,011,000
2000	196,259	$840,000
1999	45,351	$327,000

A-	Includes 448,000 business consulting shares issued upon exercise of warrants at a value of approximately $629,000.

B-	Includes 190,965 issued in settlement of amounts owed at a approximate value of $269,000 (see Note H[10])
At December 31, 2007, 4,653,626 business consultant common shares were available for future issuance under the Stock Plan.

[8]	Nonmanagement Directors Plan:

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
During the year ending ended December 31, 2006, the company issued 21,502 business consultant shares fair valued at $65,000 for directors’ fees payable under the Nonmanagement Directors Plan, as amended on October 13, 2006, charged to general and administrative.
On October 10, 2007, the Nonmanagement Directors Plan was modified to increase the fees payable to the company’s nonmanagement directors. As adjusted, each nonmanagment director (a total of 4 persons) would receive $26,460 for board and committee service per annum. The chairman of the audit committee would receive an additional $12,600 per annum and the chairman of the nominating committee would receive an additional $5,355 per annum.
The Nonmanagement Directors Plan was also modified to provide that the chairman of the board, chairman of the executive committee and chairman of the governance and compensation committee, one person, will be paid an aggregate $110,000 per annum for all services rendered by him as a director and in such capacities. This proposal was made in the light of the risks associated with the positions he has undertaken as well as the fact that he is and has been since the summer of 2005, serving the company in these positions on a full-time basis. The proposal was also made in recognition of the fact that the services required to be performed by the chairman of the board’s executive committee and of its governance and compensation committee have expanded both in responsibilities covered and time expended.
The effective date for the adjustments to the Nonmanagement Directors Plan was July 1, 2007.
[9] Shares Issued for Services and Rent:
During 1998, the company granted 1,000 restricted common shares, valued at $3.00 per share, for services provided. During 1997, the company granted 12,000 and 2,000 restricted common shares for services provided. The company valued the shares at their fair value of $1.50 and $3.00 per share, respectively. During 2003 and 2002, 15,640 and 134,964 restricted common shares were issued for services aggregating approximately $18,000 and $198,000 respectively. During 2005 and 2004, 100,000 and 35,000 restricted common shares were issued for services and rent aggregating approximately $259,500 and $194,000. During the years ended December 31, 2007 and 2006, no restricted common shares were issued.
[10] Business, Financial and Engineering Consultants:
During the year ended December 31, 2005, the company issued 210,000 warrants valued at approximately $377,000 to certain engineering consultants, immediately exercisable over a ten year term at an exercise price of $5.00 per common share. The engineering consultants holding 150,000 of these warrants agreed to cancel them in the fourth quarter of 2007 in exchange for their participation in the company’s 2007 Commercializing Event Plan. Note H [15].
In connection with its business and financial operations for the year ended December 31, 2006, the company issued 91,583 warrants valued at approximately $167,000 to a number of business and financial consultants. Such warrants are immediately exercisable at $.01 per common share, each with a ten year term. During the year ended December 31, 2006, 91,083 of these warrants were exercised for proceeds of $910 and the remaining 500 warrants were exercised during the year ended December 31, 2007 for proceeds of $5.00.
In 2006, the company issued 30,000 warrants valued at approximately $168,000 immediately exercisable over a ten year term at $5.00 per common share to certain design engineers. None of these warrants were exercised during the years ended December 31, 2007 and 2006.
The company issued 400,000 warrants valued at approximately $1,237,000 to a business consultant on August 18, 2006, immediately exercisable over a ten year term at an exercise price of $3.27 per common share. On November 21, 2006, the company issued 200,000 warrants valued at approximately $948,000 in connection with the engagement of its governmental affairs consultant, immediately exercisable over a ten year term at an exercise price of $3.75 per common share. None of these warrants were exercised during the years ended December 31, 2007 and 2006.

During the year ended December 31, 2006, the company issued 295,000 warrants to certain engineering consultants, exercisable over a ten year term at an exercise price of $5.00 per common share but only if the company were to consummate a commercializing event involving a transaction or series of transactions which results in the sale, license or other technology transfer of one or more of its technologies to a third party for value. These warrants are contingent upon an event occurring in the future and the Company will fair value these warrants when the contingency is resolved. The engineering consultants holding 295,000 of these warrants agreed to cancel them in the fourth quarter of 2007 in exchange for their participation in the company’s 2007 Commercializing Event Plan. Note H [15].
In 2007, the company issued 50,000 warrants, valued at approximately $249,000, immediately exercisable for ten years at an exercise price of $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company to potentially place its products in various state school bus programs. None of these warrants were exercised during the year 2007.
In 2007, the company issued 100,000 warrants, valued at approximately $401,000, immediately exercisable for ten years at an exercise price of $5.00 per common share to engineering consultants. None of these warrants were exercised during the year 2007.
The Company fair valued the warrants issued using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2007	2006
Dividend yield	0%	0%
Expected volatility	1.12%	1.64%
Risk free interest rate	4.31%	3.76%
Expected Life	10 years	10 years
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
The agreement with Swartz terminated on September 5, 2003.

[12] Warrants:
As of December 31, 2007, outstanding warrants to acquire shares of the company’s common stock are as follows:

		Number of
Exercise		Shares
Price	Expiration	Exercisable
(a)	(a)	125,000		(a)
$.75	None	500,000		(b)
$.01	None	511,200		(c)
$.01	None	54,500		(d)
(e)	(e)	(e	)	(e)
$.01	None	39,000		(f)
$5.00	10 years	60,000		(g)
$.01	None	6,000		(h)
$.01	None	18,750		(i)
$1.00	None	20,500		(j)
(k)	(k)	(k	)	(k)
(l)	(l)	(l	)	(l)
$3.27	10 years	400,000		(m)
$3.75	10 years	200,000		(n)
$5.00	10 years	50,000		(o)
$5.00	10 years	100,000		(p)

(a)	Exercisable only if the company has an IPO at the IPO price and exercisable five years from IPO. Through December 31, 2007, the company has not conducted an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s automotive technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

(c)	The company has issued 1,080,000 warrants, exercisable at $.01 per common share, to a management consulting firm. 528,800 of these warrants have been exercised for aggregate proceeds of $5,484. The company is in litigation with this management consulting firm. In accordance with the court of original jurisdiction’s order rendered on May 8, 2006, the company was required to honor immediately the exercise of 40,000 of the 551,200 warrant balance, to issue an additional 245,000 warrants, exercisable at $.01 per common share and to honor, if and when presented for exercise, the remaining 511,200 previously issued warrants. The company appealed the lower court’s order to the Appellate Division of the New York Supreme Court. On March 16, 2007, the Appellate Division unanimously reversed the lower court’s order in its entirety. During the pendency of its appeal, the company had been required to deposit with the clerk of the court 40,000 common shares, 245,000 common stock warrants and $250,000. As the result of the Appellate Court’s decision, the lower court ordered of the 40,000 common shares, 245,000 common stock warrants and $250,000 to the company. Upon such return, the company cancelled both the 40,000 common shares and the 245,000 common stock warrants. Thus, the 511,200 warrants do not include either the 40,000 warrants which were exercised or the 245,000 warrants, both of which were cancelled on the company’s books. See Notes J and K.

(d)	The company has issued an aggregate 123,500 warrants to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. For the years ended December 31, 2006 and 2005, the company issued 26,500 and 44,000 warrants, immediately exercisable for a ten year term at $.01 per common share. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note H [8]). During the years ended December 31, 2007, 2006 and 2005, 6,000, 42,000 and 21,000 of these warrants were exercised for proceeds of $60, $420 and $210, respectively.

(e)	During 2005, the company issued 120,000 warrants to a consultant, immediately exercisable at $.01 per common share. 48,000 warrants were exercised in 2005. The remaining 72,000 warrants were exercised in 2006. During the years ended December 31, 2006 and 2005, the company received proceeds of $720 and $480 respectively.

(f)	In 2005, the company issued 12,000 warrants to a consultant, immediately exercisable at .01 per common share. During 2005, 3,000 warrants were exercised for proceeds of $30. In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share.

(g)	During 2005, the company issued 210,000 warrants to certain engineering consultants, exercisable immediately for a ten year term at $5.00 per common share. During 2006, the company issued 295,000 warrants to certain engineering consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if the company sells, licenses or otherwise transfers one or more technologies for value. The engineering consultants holding 445,000 of these warrants agreed to cancel them in the fourth quarter of 2007 in exchange for their participation in the company’s Commercializing Event Plan.

(h)	During 2005, the company issued 6,000 warrants to a consultant, exercisable at .01 per common share. None of these warrants have been exercised through December 31, 2007.

(i)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, exercisable at $.01 per common share. 50,000 of these warrants were exercised in 2005 for proceeds of $625. During 2006, the company issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share. During the year ended December, 2006, 110,849 of these warrants were exercised for proceeds of approximately $1,108. During the year ended December 31, 2007, 18,750 of these previously issued warrants were exercised for proceeds of approximately $188. No additional warrants were issued during the year ended December 31, 2007.

(j)	During 2006, one investor purchased 20,500 warrants immediately exercisable at $1.00 per common share for a purchase price of $2,000. None of these warrants have been exercised through December 31, 2007.

(k)	During 2006, the company issued 360,000 warrants to a director for specific services rendered by such director as chairman of the company’s executive committee. These warrants were exercised on September 1, 2006 and September 11, 2006 at $.01 per common share. The company received proceeds of $3,600.

(l)	In connection with its business and financial operations for the year ended December 31, 2006, the company issued 91,583 warrants, immediately exercisable over a ten year term at $.01 per common share. During the year ended December 31, 2006, 91,083 of these warrants were exercised for proceeds of $910. During the year ended December 31, 2007, the remaining 500 warrants were exercised for proceeds of $5.00.

(m)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. None of these warrants have been exercised through December 31, 2007.

(n)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to its governmental affairs consultant. None of these warrants have been exercised through December 31, 2007.

(o)	During 2007, the company issued 50,000 warrants exercisable for ten years at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company in the development of its school bus program. The company recorded a charge of $249,000 to general and administrative expenses. None of these warrants have been exercised through December 31, 2007.

(p)	During 2007, the company issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with the company’s engagement to furnish constant velocity joints to a military contractor. The company recorded a charge of $401,000 to general and administrative expenses. None of these warrants have been exercised through December 31, 2007.
The following summarizes the activity of the company’s outstanding warrants for the year ended December 31, 2007.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2007	2,652,700	$1.90	5.18 years	$3,291,000
Granted	150,000	5.00	8.33 years
Exercised	(25,250)	0.01	5.65 years
Canceled or expired	(692,500)	3.26	10.52 years

Outstanding at December 31, 2007	2,084,950	$2.59	5.60 years	$3,109,611

Exercisable at December 31, 2007	1,164,950	$2.51	2.41 years	$1,934,611

[13] Issuance of Stock and Warrants by Subsidiary:
In 2003, the company majority-owned subsidiary, Ice Surface Development, Inc. (“Ice”) issued 308,041 of its common stock at $.76 per share realizing aggregate proceeds of $234,000 in a private placement. These issuances reduced the company’s interest in Ice from 72% to approximately 69.26%. Based on the company’s accounting policy, the change in the company’s proportionate share of Ice’s equity resulting from the additional equity raised by the subsidiary is accounted for as a capital transaction.
In connection with the private placement, Ice issued 53,948 warrants to the placement agent immediately exercisable at $.76 per common share through June 9, 2008. In addition, 50,000 warrants were issued by Ice to a consultant immediately exercisable at $.76 per common share through June 9, 2008. In connection with the issuance of these warrants, a compensation charge of $36,000 was recognized. These warrants were cancelled effective June 7, 2007 upon the adoption by Ice’s shareholders of a Plan for the complete liquidation and dissolution of Ice.
The following table sets forth the warrants outstanding for the Ice subsidiary, exercisable in the common stock of Ice.

	Year Ended December 31
	2007	2006
Outstanding at the beginning of the year	103,948	103,948
Granted	—	—
Cancelled	(103,948)	—

Outstanding at the end of the year	—	103,948

[14] Shares Issued for Consulting Services:
On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the company under their consultant agreements. The company issued 50,000 business consultant common shares valued at $102,000 on September 27, 2005, contingent on the performance by the consultants’ services under such consultant agreements. The company fair values the shares issued to the trust using the closing market price on the date immediately prior to the date of issuance. Amounts in excess of the consulting invoices are classified as shares issued for consulting services in stockholders’ (capital deficit) equity. No shares were sold in the trust in the year ended December 31, 2005.
During the year ended December 31, 2006, the company issued an aggregate 160,000 business consultant common shares valued in the aggregate at $419,000 to satisfy the payment of invoices submitted by the consultants for services rendered. During the year ended December 31, 2006, the trustee sold an aggregate 199,260 business consultant common shares for aggregate proceeds of approximately $498,990 and distributed the proceeds from the trust to the consultants in accordance with the trust’s terms.
During the year ended December 31, 2007, the company issued an aggregate 132,500 business consultant common shares valued in the aggregate at $454,125 to satisfy the payment of invoices submitted by the consultants for services rendered. During the year ended December 31, 2007, the trustee sold 139,785 business consultants common shares for aggregate proceeds of approximately $498,069 and distributed the proceeds from the trust to the consultants in accordance with the trust’s terms.
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
[15] Commercializing Event Plan:
On October 13, 2006, the board of directors adopted a Commercializing Event Plan (“Event Plan”) designed to reward the company’s directors, executives and certain administrative personnel for the successful completion of one or more commercializing events. No payments were made under the Event Plan during the years ended December 31, 2007 and 2006.
On October 31, 2007, the board of directors terminated the Event Plan and approved a new 2007 Commercializing Event Plan (the “2007 Event Plan”), effective October 10, 2007. The 2007 Event Plan provides that upon the happening of any commercializing event, each of the directors and officers of Torvec as well as certain management personnel shall be entitled to share equally in 6% of the gross revenues derived or to be derived from the transaction and/or transactions constituting a commercializing event. Upon the happening of any commercializing event, each of the company’s engineering and security consultants shall be entitled to share equally in 2% of the gross revenues derived and/or to be derived from the transaction and/or transactions constituting a commercializing event.
     In order to actually receive payment under the 2007 Event Plan, each participant must be both a) employed by, a consultant to or associated with the company and b) judged to be “in good standing” with the company at the time of any and all such payments, all as determined by the board of directors as of the date of the board’s authorization of payments to be made.
     For purposes of the 2007 Event Plan, a commercializing event shall consist in any completed transaction, or series of completed transactions, regardless of form, structure or size and/or dollar amount by which the company and/or its shareholders derive gross revenue or are expected to derive gross revenue under the terms of the transaction and/or the terms of any agreement or working arrangement entered into by the company. Payments to be made to participants with respect to each given commercializing event shall be made in full upon the finalization of the commercializing event even if the company is to be paid in installments or some other type of revenue-deferred arrangement. Where payments are to be made pursuant to an arrangement, such as a license or supply contract, where the aggregate consideration to be received by the company as the result of the commercializing event is not stated, the aggregate dollar-value ascribed to the license, supply contract or similar instrument based upon an estimate of the total dollars to be received over the term of the instrument shall be utilized for purposes of fixing the gross revenues to be derived from the commercializing event.
     The 2007 Event Plant specifically provides that the participants in the commercializing event plan shall be entitled to receive payments as described in the plan regardless of the number of commercializing events, in the aggregate or with respect to any given technology.
     Certain aspects of the 2007 Event Plan were clarified by the board of directors on March 28, 2008. (See Note L.)
     In the fourth quarter of 2007, certain engineering consultants agreed to cancel 505,000 warrants issued in 2005 and 2006 in exchange for their participation in the company’s 2007 Commercializing Event Plan. Note H [10]
     The exchange of the warrants for the participation rights in a commercialization event did not result in an accounting charge. The warrants at the date of the exchange were considered to have no value because the underlying condition for vesting the warrants was not satisfied. The company determined that the fair value of the rights to be de minimis at the date of the exchange based on management’s estimate.
     The 2007 Commercialization Event Plan provides, in the case of engineer consultants, for a 2% commission and in the case of directors, a 6% commission on gross revenues derived and /or derived from the transaction and/or transactions constituting a commercializing event. The commission is payable only in shares under its business consulting plan.
     The company will account for the settlement of its commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of its business consulting shares under SFAS 123(R) “Share Based Payment”, provided that there are sufficient shares available under the business consulting plan. Under SFAS 123(R) the company expects to measure those transactions at the fair value of the equity instruments issued.
     In the event that there are insufficient shares available to settle the obligation, the company will follow the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Under EITF 00-19, the company will record a liability at the then fair value of the shares it would have issued to settle the obligation and a derivative liability instrument for the resulting changes in fair value from the date due to the end of each reporting period until such liability is satisfied.
Note I — Commitments and Other Matters
[1] Consulting Agreements:
On June 30, 2005, the company entered into a non-exclusive two year consulting agreement for engineering design services. As part of the agreement, the company granted 100,000 stock options under its 1998 Stock Option Plan to acquire common shares. The option vested immediately and has a term of ten years. The exercise price for the option is $5.00 per share. The company valued the options at $247,000 using the Black-Scholes option/pricing model and charged operations. This agreement was terminated in the third quarter of 2005, although the options were not cancelled and remain outstanding for their term.
During 2005, the company entered into non-exclusive two year consulting agreements with various engineering consultants. Under the terms of the consulting agreements, the company will pay the amount of invoices submitted by the engineering consultants for services rendered, with such payment to be made, at the company’s discretion, in cash, business consultants stock or a combination thereof. In addition, in 2005, the company issued the engineers an aggregate 210,000 warrants exercisable immediately over a ten year term at $5.00 per common share. The company valued the warrants at $377,000 using the Black-Scholes option/pricing model and charged operations. 150,000 of these warrants were cancelled by the holders during the fourth quarter of 2007 in exchange for the holders’ participation in the company’s 2007 Commercializing Event Plan. See Note H [10].
During the year ended December 31, 2006, the company issued 295,000 warrants exercisable immediately for ten years at $5.00 per common share to various engineering consultants. The company valued the warrants at $1,441,000 using the Black-Scholes option/pricing model and charged operations. All of these warrants were cancelled by the holders during the fourth quarter of 2007 in exchange for the holders’ participation in the company’s 2007 Commercializing Event Plan. See Note H[10].
During the year ended December 31, 2006, the company issued 200,000 common stock warrants in connection with its engagement of a governmental affairs consultant. The warrants are immediately excisable over a ten year term with an exercise price of $3.75 per common share and were valued at $948,165 using the Black-Scholes pricing model.
No additional securities were issued under new and/or existing consulting agreements during the year ended December 31, 2007 and no outstanding securities issued under these consulting agreements were exercised during the year ended December 31, 2007.
[2] Variable Gear, LLC:
Under the operating agreement of Variable Gear, LLC, the company was required to purchase the 51% membership interest it did not own in such entity by January 1, 2008 at the then fair market value as defined. Since inception, Variable Gear generated no revenues, incurred no expenses and had no operations. On June 3, 2007, the company and the 51% owner agreed that his entire membership interest would be purchased in exchange for 5,000 common shares of the company, valued at the close of trading on such date ($19,250 based upon a $3.85 per common share close). The transaction was finalized on June 6, 2007.
The company has recorded the purchase of the membership interest as additional goodwill. The company also recorded the deferred revenue of $150,000 as other income at June 30, 2007 because all of the company’s obligations regarding this payment have been met. Since there are no operations of the Variable Gear entity since inception, the company has concluded that there is no future benefit to the purchased interest and has impaired the goodwill and has recorded a charge of $19,000 at June 30, 2007.
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
[4] Leases:
The company has leased premises for use as its executive offices. The lease is for a period of 3 years, commencing July 1, 2004 which expired on June 30, 2007 with monthly rental payments of approximately $2,200. The company is also responsible for its share of real estate taxes, certain maintenance and repair costs, and increases in utility costs associated with the premises.
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
On March 1, 2005, the company entered into a one year lease with a stockholder pursuant to whom the company rents an office, conference room, shop and manufacturing facility. The company was also furnished with the services of three engineers and two machine operators at the facility. The company was obligated to pay 10,000 shares of its common stock on a monthly basis for the facility and services. This lease was not renewed upon the expiration of its one year term in February, 2006.
Aggregate rent expense for the years ended December 31, 2007, 2006, and 2005 was approximately $56,000, $311,000, and $18,000, respectively.
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
Upon its creation on July 8, 2005, the executive committee of the board of directors reviewed the text of agreements between the company and the management consulting firm, dated June 30, 2004 and April 12, 2005; as such agreements had been filed with the Securities and Exchange Commission as exhibits to certain of the company’s periodic reports. The committee discovered that, despite board rejection of the equity incentive provision, both agreements, as filed, contained an equity incentive provision.
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
Note K— Litigation
(1) On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that court’s determination that certain, purported agreements with a management consulting firm are null and void and unenforceable as against the company, its officers and directors. The company’s action is based upon its contention that specific provisions of the purported agreements unduly restrict the right of the board to manage the company’s affairs and, therefore, the agreements are null and void. The provisions require that James and Keith Gleasman, as directors and shareholders of the company, vote their shares and vote as directors to perpetuate certain members of the management consulting firm as directors and officers of the company. The company’s action is also based upon its view that the enforcement of the purported agreements would result in unjust enrichment since the company believes that the management consulting firm did not provide the services called for under the agreements and that the firm has already been paid far more than the value of the services actually rendered by it. In the company’s view, the management consulting firm, in effect, breached any relationship it may have had with the company by failing to perform the services it had promised it would perform for the company.
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
On May 9, 2006, the company appealed the court’s decision, judgment and order to the Appellate Division of the Supreme Court, Fourth Department (“Appellate Court”).
On June 16, 2006, the lower court granted the company’s request to stay the terms of its May 8, 2006 judgment and order, conditioned upon the deposit of the 40,000 shares and 245,000 warrants with the Monroe County Clerk and further conditioned upon the deposit of $250,000 in escrow with the Monroe County Treasurer. The company complied with both conditions on June 19, 2006.
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
Based upon the Appellate Court’s decision, the company rescinded the issuance of 40,000 shares of common stock and 245,000 common stock warrants to the management consulting firm. In addition, by virtue of the Appellate Court’s decision, the company is not obligated to honor the approximately 511,200 common stock warrants recorded in the name of the management consulting firm during the pendency of this litigation. The $250,000 escrow was returned to the company. This litigation is in the discovery phase.
(2) On April 12, 2007, the company commenced a second lawsuit against the same management consulting firm in the Supreme Court, Seventh Judicial District, alleging that such firm had fraudulently induced the company to enter into certain purported agreements with the management firm, did not perform the services for which the company had engaged the firm and that, as a result, the company has been damaged in excess of $6,000,000 by such firm. This litigation is in the discovery phase.
(3) On July 13, 2007, the controlling persons of the company’s majority-owned subsidiary, Ice Surface Development, Inc. (“ISDI”), namely, ISDI’s chief executive officer, chief operating officer and vice-president of manufacturing, commenced a special proceeding in the Supreme Court, Seventh Judicial District against ISDI and the company seeking to enjoin ISDI and the company from assigning the Dartmouth College ice technology license pending the resolution of their claims for payment of executive officer salaries in arbitration against ISDI.
On September 12, 2007, the court denied all claims for injunctive relief against the company and ISDI with respect to the assignment of the Dartmouth College license but granted a preliminary injunction against ISDI to prevent it from liquidating and dissolving until the plaintiffs had had the opportunity to arbitrate their claims for executive salaries against ISDI.
On October 8, 2007, the plaintiffs filed for arbitration of their claims. ISDI has opposed plaintiffs’ demand primarily on the grounds that plaintiffs’ demand is time-barred.
On October 19, 2007, the plaintiffs commenced a shareholders’ derivative action in the Federal District Court for the Western District of New York claiming that the company and its president breached their fiduciary duties to the minority shareholders of ISDI in assigning the Dartmouth College ice technology license for inadequate consideration. On January 31, 2008, the company and its president moved to dismiss the complaint for failure to state a cause of action or, in the alternative, to stay such action pending the resolution of plaintiffs’ claims in arbitration. The Motion to Dismiss will be argued before the Court in late April, 2008, with a decision expected within a reasonable time thereafter.
Note L — Royalty Agreement
     On December 12, 2007, the company granted High Density Poweretrain, Inc. of Waterford, Michigan (“HDP”) an exclusive, worldwide license to incorporate the company’s constant velocity joint technology in HDP’s family of highly-powered, multifueled, fuel efficient, light weight, cost effective internal combustion engines. In consideration for the grant of the license, the company will receive annual royalties equal to 5% of annual gross revenues generated by the sale of HDP’s multifuel engines, including all sublicense of such technology. There are no minimum royalty payments and the grant does not affect the company’s ability to commercialize its constant velocity joint technology in any other field and/or application. At December 31, 2007, the Company did not record any royalties under this agreement.
Note M — Subsequent Events
1) On March 28, 2008 the board of directors approved the governance and compensation committee’s recommendation that, effective January 1, 2008, each of James Y. Gleasman and Keith E. Gleasman be compensated at the rate of $300,000 per year. Such amount is payable in cash. No payment of all or any portion of Messrs. Gleasman’s consulting fees shall be paid unless and until the company shall have the requisite cash available. The determination of the availability of the requisite amount of cash shall be made by the board of directors in the light of approved-budgets, existing and anticipated capital requirements and existing and estimated cash flows. Unpaid amounts are accumulated and carry over from one year to the next.
2) On March 28, 2008 the board of directors approved amendments to the company’s 2007 commercializing event plan recommended by the governance and compensation committee to clarify that:
(a) for purposes of the good standing requirement, all participants are considered to be in good standing unless a unanimous vote of the board of directors determines otherwise. In making this determination, the board is required to consider whether a person has engaged in conduct which has significantly harmed the company and to consider that any material violation of the company’s Code of Conduct shall constitute prima facie evidence that the company has been harmed;
(b) participants shall be entitled to payment even though the participant is not actively engaged as a consultant to or employee of the company if the reason for not being so engaged is due to death, disability from accident, disease or similar circumstance beyond the participant’s control or is on a leave of absence approved by an authorized officer;
(c) the plan shall terminate no earlier than October 10, 2017 but that subject to such condition, the plan may be terminated by the board of directors in its sole direction;
(d) the benefits provided by the plan may not be reduced during its term as to amount, time, method, manner of payment and/or any other material condition;
(e) distributions under the plan shall be made on a commercializing event by commercializing event basis;
(f) the number of common shares distributable to participants in the case of any commercializing event not involving the sale of the company shall be calculated based upon a $3.00 per share price[the closing price of the company’s common stock on the date of the plan’s effective date, October 10, 2007] but that the number of shares distributable in the case of a commercializing event involving the sale of the company shall be calculated based upon the trading price of the acquiring company’s common stock as of the date the acquisition transaction is announced.
3) On March 28, 2008, the board of directors approved the grant of an aggregate 195,000 common stock options exercisable at $5.00 per share until December 1, 2016 to two engineering consultants in lieu of their participation in the company’s 2007 commercializing event plan.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None
Item 8 (a) CONTROLS and PROCEDURES
James Y. Gleasman, as of December 31, 2007, the company’s chief executive officer and interim chief financial officer, respectively, has informed the board of directors that, based upon his evaluation of the company’s disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-K), such disclosure control and procedures are effective to ensure that information required to be disclosed by the company in the reports it submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management (including the chief executive officer and interim chief financial officer) as appropriate to allow timely decisions regarding required disclosure.

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER
FINANCIAL REPORTING
Management of the company is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s consolidated financial statements. Our internal control over financial reporting is supported by a program of appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written code of conduct adopted by our company’s board of directors, applicable to all company directors and all officers, consultants and employees of our company.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections or any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The audit committee of our company’s board of directors meets with the company’s independent registered public accounting firm, management, and internal auditors periodically to discuss internal control over financial reporting, auditing and financial reporting matters. The audit committee reviews with the company’s independent registered public accountants the scope and the results of the audit effort. The audit committee also meets periodically with such accountants and the company’s chief internal accountant without management present to ensure that the independent, registered public accountants and the company’s chief internal accountant have free access to the audit committee. The audit committee’s report can be found in the definitive proxy statement issued in connection with the company’s 2007 annual meeting of shareholders.
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based upon our assessment, management believes that the company maintained effective internal control over financial reporting as of December 31, 2007.
Management, with the participation of the company’s chief executive officer and interim chief financial officer, has concluded that there were no changes in the company’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is materially likely to materially affect, the company’s internal control over financial reporting.
This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Item 8B. OTHER INFORMATION
     None

PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
(a) Identification of Directors, Executive Officers And Consultants
     The following table sets forth certain information about the current directors and executive officers of the company as of December 31, 2007.

				Date of Election	Date of Termination
	Nominee	Principal Occupation	Age	or Designation	or Resignation
(1)	Gary A. Siconolfi 325 Van Voorhis Avenue Rochester, New York 14617	Chairman of the Board	56	10/31/02	**

(2)	James Y. Gleasman 11 Pond View Drive Pittsford, New York 14534	Chief Executive Officer Interim Chief Financial Officer, Director President, Director	67	02/20/98	**

(3)	Keith E. Gleasman 11 Pond View Drive Pittsford, NY 14534		60	09/26/96	**

(4)	Herbert H. Dobbs 448 West Maryknoll Road Rochester Hills, Mich. 48309	Secretary, Director	76	02/20/98	**

(5)	Daniel R. Bickel 39 Whippletree Road Fairport, New York 14450	Director	60	10/31/02	**

(6)	Joseph B. Rizzo 39 State Street, Suite 700 Rochester, New York 14614	Director	43	9/9/2005	**

(7)	David M. Flaum 39 State Street, Suite 300 Rochester, New York 14614	Real Estate Developer Director	58	8/21/06	**

**	Changes in Control
     To the knowledge of the company’s management, there are no present arrangements or pledges of the company’s common stock which may result in a change of control of the company. Under the company’s bylaws, the members of the board of directors serve until the next annual meeting of shareholders and until their successors are elected or appointed and shall have qualified, or until their prior resignation or termination. All directors were reelected to the board at the annual meeting of shareholders held on January 31, 2008.
(b) Business Experience
(1)	Mr. Siconolfi was the owner and general manager of Panorama Dodge, Inc., Penfield, New York from 1984-1995 and of Panorama Collision, Inc., East Rochester, New York from 1989-1995. He started and managed a highly successful auto/truck dealership and collision business, building the business to annual sales of $20 million, with 5 departments and 65 employees.

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

A very active participant in his community, Mr. Siconolfi is currently involved in commercial real estate.

(2)	James Y. Gleasman has been a consultant of the company since its inception. His business background includes the following:
•	life-long entrepreneur;

•	skilled in management, finance, strategic planning, organizing and marketing;

•	principal inventor of the infinitely variable transmissions; co-inventor of several other patented inventions;

•	established manufacturing of the Torsen® differential in Argentina, Brazil, etc;

•	former principal with two companies formerly owned by the Gleasman family;

•	set business strategies for small companies’ dealings with large companies;

•	joint venture partner with Clayton Brokerage Co. of St. Louis, Mo.;

•	owned financial-consulting business;

•	negotiated with numerous Asian corporations (including Mitsubishi and Mitsui);

•	educated in Asian philosophy, business practices and culture.
(3)	Keith E. Gleasman is a co-inventor on all of Torvec patents. His strengths include his extensive marketing and sales executive experience, in addition to his design and development knowledge. His particular expertise has been in the area of defining and demonstrating the company’s products to persons within all levels of the automotive industry, race crew members, educators and students. His experience includes:
•	as former Vice President of Sales for the unrelated Gleason Corporation (Power Systems Division), he designed and conducted seminars on vehicle driveline systems for engineers at the U.S. army tank automotive command;

•	he designed a complete nationwide after-market program for the Torsen differential, which included trade show participation for the largest after-market shows in the U.S., SCORE and SEMA;

•	he has extensive after-market experience including pricing, distribution, sales catalogs, promotions, trade show booths designs and vehicle sponsorships;

•	he was responsible for the publication of over 300 articles in trade magazines highlighting the Torsen differential (e.g., Popular Science, Auto Week, Motor Trend, Off-Road, and Four Wheeler);

•	he designed the FTV vehicle from concept to a production-ready model;

•	he assisted in developing engineering and manufacturing procedures for the Torsen differential and for all of the Torvec prototypes, preproduction and design-specific models;

•	he has instructed race teams on use of the Torsen differential (Indy cars, Formula 1, SCCA Trans-Am, IMSA, GTO, GTU, GT-1, NASCAR, truck pullers and off-road racers) and has worked with Nissan-sponsored race teams on the use of the IsoTorque differential;

•	he has been trained for up-to-date manufacturing techniques such as NWH, statistical process control and MRP II.
Mr. Gleasman has extensive technical and practical experience, covering all aspect of the company’s products such as engineering manufacturing and marketing.
(4)	Dr. Dobbs, Ph.D., P.E., has worked at every level from design engineer to technical director of an Army Major Commodity Command at the two-star level. He has worked as a hands-on engineer and scientist in industry and government, commanded field units, managed Army R & D programs and laboratories and currently has his own practice as a consultant engineer. During his career he has:

•	worked as a manufacturing engineer;

•	worked as a design engineer in the aircraft and missile industry;

•	managed Army laboratories as a captain, lieutenant colonel and colonel;

•	organized, implemented and operated the theater-wide “Red Ball Express” quick response supply system in Vietnam to get disabled weapons and other critical equipment repaired and back into combat as rapidly as possible;

•	conducted basic research on multi-phase turbulent fluid dynamics supporting development of the gas turbine primary power system now used in the M1 Abrams Main Battle Tank (MBT);

•	managed advanced development of the laser guided 155mm-artillery shell now known as the “Copperhead”;

•	served in Taiwan as a member of the U.S. Military Assistance Advisory Group (MAAG) working with the Republic of China Army General Staff;

•	served as liaison officer between the Army and Air Force for development of the laser seeker for the Hellfire missile;

•	guided development of a new family of tactical vehicles for the Army, including the High Mobility Multipurpose Wheeled Vehicle (HMMWV) now known as the “Hummer”, which uses the Torsen differential;

•	served as Technical Director of U.S. Army Tank-Automotive Command* (TACOM), which then employed some 6,400 people and is responsible for all support of U.S. military ground vehicles (a fleet of 440,000) from development to ultimate disposal with a budget of nearly $10 billion a year. He was also responsible for negotiation and management of military automotive R&D agreements with the French and German Ministries of Defense.

*	Now the U.S. Army Tank-automotive and Armaments Command.
At the end of 1985, Dr. Dobbs left government service and started his own consulting practice and began working with the Gleasmans to develop and market the Gleasman family’s inventions. Dr. Dobbs holds a Ph.D. in Mechanical Engineering from the University of Michigan and is a registered professional engineer in Michigan. He holds several patents of his own and, among many affiliations, is a member of SAE, ASME, NSPE, AAAS, Sigma XI, AUSA, NDIA and the U.S. Army Science Board. The last named organization is a small group of senior technical and managerial people chosen from industry and academia to provide direct advice to the Secretary of the Army, the Chief of Staff, and the Department of the Army concerning issues of policy, budgets, doctrine, organization, training and technology.
(5)	Daniel R. Bickel is a partner in the accounting firm of Bickel & Dewar, C.P.A.’s, an accounting firm providing a variety of accounting services to small to medium sized business. The services provided include audits, reviews, compilations, business and personal consulting, business acquisition and sale assistance and income tax preparation. Mr. Bickel is a graduate of the Rochester Institute of Technology. He has been licensed in New York State as a certified public accountant for more than 30 years and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He has served as an officer and director of numerous non-profit and civic organizations.

(6)	Joseph B. Rizzo is a partner and head of the Litigation Department of the law firm of Gallo & Iacovangelo, LLP and has held this position since December, 1997. He is a published legal commentator and a lecturer for the New York State Bar Association. He is a member of the New York State Bar Association and the National Crime Victims Bar Association. He appears in the “Strathmore’s Who’s Who” 2005-2006 edition for outstanding leadership and achievement in the practice of law.

(7)	David M. Flaum is a Rochester, New York leading real estate developer. In 1985, he founded Flaum Management Co., Inc., a full service regional real estate development and property management firm. Mr. Flaum is noted for developing retail centers, office buildings, advanced or high technology facilities, call centers, redevelopment projects and commercial land in the northeastern United States. Flaum Management Company has developed particular expertise in redeveloping difficult or troubled properties, often adding hundreds of jobs to upstate New York communities. Mr. Flaum is a founding board member of US LEC Corp. He serves on the board of directors of U.S. Telepacific Corp. and is a member of the Board of Trustees of Syracuse University, serving on its Executive, Facilities and Academic committees. He is a member of the Facilities committee of the University of Rochester’s Medical Center and Eye Institute.

(c) Family Relationships
     James Y. Gleasman and Keith E. Gleasman are brothers. There are no other family relationships between any directors or executive officers of the company, either by blood or by marriage.
(d) Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, our executive officers and persons who own more than 10% of our common stock to file initial reports of ownership (Form 3) and reports of changes in ownership of our common stock (Forms 4 and 5) with the Securities and Exchange Commission. These persons are required by SEC regulations to furnish us with copies of all section 16(a) reports they file. To the best of the company’s knowledge, based upon its review of all of the copies of Forms 3 and 4 and 5 received by it, the company believes that, except as provided below, to the extent such Forms were required to be filed, such Forms were timely filed by the current directors and executive officers pursuant to Section 16 of the Securities Exchange Act of 1934, and that no current director or executive officer required to file such Forms failed to either file them or file them in timely fashion.
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
Such delegated authority includes the authorization of spending limits and the authority to hire consultants and employees and terminate their services. The board, through its standing nominating committee, retains responsibility to recommend candidates to the shareholders for election to the board of directors. The board retains responsibility for selection and evaluation of the chief executive officer, determination of senior management compensation, approval of the annual budget, assurance of adequate systems, procedures and controls, as well as assisting in the preparation and approval of strategic plans. Additionally, the Board provides advice and counsel to senior management.
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
It is the company’s policy that all directors attend the annual shareholders meeting. With the exception of David M. Flaum, all persons who were directors on the date of last year’s annual shareholders meeting attended such meeting.
Operation of the Board and its Committees
The company’s common stock is traded on the over-the-counter bulletin board, an electronic interdealer quotation system that displays real-time quotations, last-scale prices and volume information. While the bulletin board is owned by the National Association of Securities Dealers, Inc., the company’s common stock is not “listed” for trading on the NASDAQ system or any other stock exchange.
Despite the company’s common stock not being so listed, the board has voluntarily adopted and implemented the NASD’s “listed company rules” regulating the composition, independence and operation of the board and its committees as in effect from time to time since the company’s common stock began trading in January, 1999.
The board of directors met 8 times during the year ending December 31, 2007. For the 2007 year, each incumbent, active director attended, either in person or by telephonic conferences as permitted by the company’s Bylaws, approximately 90% of the total number of meetings held during the period for which he was a director and approximately 100% of the total number of meetings of the committees of the Board on which he served during the period for which he was a member of such committee(s).

Director Independence
Under NASD’s rules applicable to listed companies, a majority of the board must be independent. This requirement means that a majority of the company’s board must be composed of persons who are not executive officers or employees of the company or who have a relationship with the company which, in the board’s opinion, would interfere with the exercise of independent judgment in carrying out his responsibilities as a director. In addition, a person can not be considered independent if he is compensated by the company for any reason other than for service rendered as a member of the board and/or its committees.
Based upon these independence standards and all of the relevant facts and circumstances, the board determined that during the year ended December 31, 2007, David R. Bickel, Herbert H. Dobbs, David M. Flaum, Joseph B. Rizzo and Gary A. Siconolfi (constituting 5 members of a 7 person board) were independent. In making this determination, the board noted that none of these persons was an executive officer or an employee of the company during the year and that each of them is compensated under the company’s Nonmanagement Directors’ Plan solely for service rendered as members of the board and/or its committees.
The board determined that the payment of legal fees to the law firm of which Mr. Rizzo was a member in connection with certain litigation involving the company did not adversely affect Mr. Rizzo’s independence since the amount of fees paid in 2007 did not exceed the greater of $200,000 of 5% of such law firm’s gross revenues. Similarly, the board concluded that the payment for capital improvements to the company’s new facility to a firm of which Mr. Flaum was a member since the amount paid in 2007 did not exceed the greater of $200,000 or 5% of such firm’s gross revenue.
Code of Ethics/Committee Charters
The board has adopted, implemented and published on the company’s website (www.torvec.com) the company’s code of business conduct which applies to all members of the board, all executive and financial officers and all employees and consultants of the company, its divisions and its subsidiaries. The code mandates that all company personnel observe the highest standards of business and personal conduct in the performance of their duties and responsibilities, especially in dealing with other company personnel, our shareholders, the general public, the business community, customers, suppliers and governmental authorities. The code addresses conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of corporate assets, compliance with laws, rules and regulations and requires reporting of any illegal or unethical behavior.
We require our employees, our officers and our directors to talk to supervisors, managers or other appropriate personnel report and discuss any known or suspected unethical, illegal or criminal activity involving the company and/or its personnel. We have established a compliance network which allows employees, officers and directors to anonymously report any known or suspected violation of policies and rules set forth in the code of business conduct.
Waivers or amendments of the code’s provisions are generally not permitted, may be granted only by the board of directors, and if granted, will be disclosed promptly by the company by posting the waiver or amendment on the company’s website and by filing a current report on Form 8-K with the Securities and Exchange Commission.
There were no waivers of the code during the year ended December 31, 2007.
The board has also adopted, implemented and posted on the company’s website the company’s financial integrity and compliance program. The program mandates that the company’s results of operations and financial position must be recorded in accordance with the requirements of applicable law and generally accepted accounting principles consistently applied. It also requires that all company books, records, schedules and accounts be maintained in reasonable detail so that they accurately and fairly reflect the business transactions of the company. The written policy requires all personnel responsible for the preparation of financial information ensure that the company’s financial policies and internal control procedures are followed and holds each person involved in creating, processing and recording financial information accountable for the accuracy and integrity of the financial reporting process.
The program establishes a network for the receipt, retention and treatment of complaints received by the company regarding accounting policies, internal accounting and procedural controls or auditing matters and provides for the submission (including the confidential anonymous submission) by company personnel of any concerns they might have regarding any aspect of the company’s auditing and accounting practice.
The board has adopted a statement of corporate governance principles which establishes policies governing the role of the board of directors, its relationship to management, qualifications of directors, independence of directors, the size of the board and board selection process, board committees, independence of committee members, meeting of independent directors, shareholder communications, board and committee agendas, ethics and conflict of interest and reporting to and access to advisors. The statement can be found on the company’s website.
The board has adopted an Audit Committee Charter and a Nominating Committee Charter both of which have been placed on the company’s website.
Policy/Procedure for Review/Approval of Related
Party Transactions
Business transactions between the company and its officers, directors and consultants, including companies in which these persons (or an immediate family member) have a substantial ownership interest or between the company and a company in which such persons (or an immediate family member) serve as an executive officer (“related party transactions”) are not prohibited. In fact, certain related party transactions can be beneficial to the company and its shareholders.
However, it is important that approval of any related party transaction be authorized by persons who are independent and not directly, or indirectly, involved in the transaction and/or its benefits. The board, therefore, has established a policy that all related party transactions must be reviewed by the company’s senior management and general counsel and submitted for approval to the Governance and Compensation Committee in advance of the transaction. No related party transactions may be approved by the committee if the transaction, regardless of its benefit to the company, would materially violate the company written code of conduct (unless a waiver were sought and obtained from the board). Any director with an interest in a related party transaction is expected to recuse himself from the discussion of the board considering the matter and abstain from voting in the matter. Further, no officer or director with an interest in a related party transaction may attempt to influence company personnel in making any decision with respect to such transaction.
Executive Sessions of Independent Directors
The company’s independent directors meet in executive session without management or non-independent directors present. During 2007, Gary A. Siconolfi presided at all executive sessions of the independent directors.
Committees of the Board
The Audit Committee
Number of Members: 3
Members:
Daniel R. Bickel (Chair)
Herbert H. Dobbs
Gary A. Siconolfi
Number of Meetings in 2007: 4
Functions:
The primary function of the Audit Committee as stated in its charter is to assist the Board of Directors in fulfilling its oversight responsibilities relating to monitoring the quality, reliability and integrity of the company’s external financial reporting process, the adequacy of the company’s internal controls particularly with respect to the company’s compliance with legal and regulatory requirements and corporate policy, and the independence and performance of the company’s registered public accounting firm who is ultimately accountable and must report directly to the Audit Committee. More specifically, the Audit Committee is directly responsible for:
•	the appointment, compensation, retention and oversight of the work of the registered public accounting firm engaged (including the resolution of disagreements between management and the auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services;

•	the pre-approval of all auditing and legally permissible non-auditing services to be performed by the company’s registered public accounting firm;

•	the disclosure by the company of all pre-approved non-audit services in periodic reports filed by the company with the Securities and Exchange Commission;

•	the disclosure by the company of the number and name(s) of each Audit Committee member who is an “audit committee financial expert” as defined by the Charter in accordance with rules promulgated by the Securities and Exchange Commission;

•	the establishment of internal procedures for complaints concerning the company’s accounting, internal accounting controls or auditing matters; and

•	the engagement of independent counsel and advisors as it determines necessary to carry out its duties and the funding therefore.
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
The Nominating Committee
Number of Members: 3
Members:
Joseph B. Rizzo (Chair)
Daniel R. Bickel
Gary A. Siconolfi
Number of Meetings in 2007: 1
Functions:
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
Shareholders wishing to directly nominate candidates for election to the board of directors at an annual meeting must do so by giving notice in writing to the chairman of the Nominating Committee, Torvec, Inc., 1999 Mount Read Blvd. Building 3, Rochester, New York 14615. The notice with respect to any annual meeting must be delivered to the chairman not less than 120 days prior to the anniversary of the preceding year’s annual meeting. The notice shall set forth (a) the name and address of the shareholder who intends to make the nomination; (b) the name, age, business address and residence address of each nominee; (c) the principal occupation or employment of each nominee; (d) the class and number of shares of Torvec securities which are beneficially owned by each nominee and by the nominating shareholder; (e) any other information concerning the nominee that must be disclosed in nominee and proxy solicitations pursuant to Regulation 14A of the Securities Exchange Act of 1934; and (f) the executed consent of each nominee to serve as a director of Torvec if elected.
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
The company encourages shareholder communications with management and with independent directors. Any shareholder wishing to communicate directly with management should e-mail or address regular mail to:

Officer	Mailing Address	E-mail
James Y. Gleasman Chief Executive Officer, Interim Chief Financial Officer	Torvec, Inc. 1999 Mount Read Blvd. Building 3 Rochester, New York 14615	jgleasman@torvec.com

Keith E. Gleasman President	Torvec, Inc. 1999 Mount Read Blvd. Building 3 Rochester, New York 14615	kgleasman@torvec.com

Any shareholder wishing to communicate directly with any of our independent directors should e-mail him as follows:

Herbert H. Dobbs	dr.hh.dobbs@earthlink.net

Joseph Rizzo	josephrizzo@gallolaw.com

Daniel R. Bickel	dbickel@frontiernet.net

Gary A. Siconolfi	gary1015@rochester.rr.com

David M. Flaum	dmf@flaummgt.com

Regular mail may be addressed to:	Torvec Independent Directors c/o Torvec, Inc.

1999 Mount Read Blvd. Building 3 Rochester, New York 14615 Attention: Gary A. Siconolfi
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
Each member of the Nominating Committee is an independent director as defined by Rule 10A-3(b) (1) (ii) promulgated by the
Securities and Exchange Commission and as defined by Rule 4200 (a) (15) of the National Association of Securities Dealers, Inc.

The Governance and Compensation Committee
Number of Members: 3
Members:
Gary A. Siconolfi (Chair)
Daniel R. Bickel
Joseph B. Rizzo
Number of Meetings: 3
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
The Executive Committee
Number of Members: 5
Members:
Gary A. Siconolfi (Chair)
Daniel R. Bickel
Herbert H. Dobbs
James Y. Gleasman
Keith E. Gleasman
Number of Meetings: 1
Functions
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
As permitted by section 712 of the New York Business Corporation Law and the company’s bylaws, the Executive Committee has and may exercise all of the powers and authority of the board (including but not limited to engaging such attorneys and advisors on terms determined by the Committee, including the payment of retainers, fees and expenses of such advisors, provided, however, the Committee does not have the authority to:
(i)	submit to shareholders any action requiring shareholder approval under the Business Corporation Law;

(ii)	fill vacancies in the board or in any committee;

(iii)	fix compensation of directors;

(iv)	amend or repeal the company’s bylaws or adopt new bylaws;

(v)	amend or repeal any resolution of the board where the resolution states it is not repealable or amendable.

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
The board of directors has acted to strengthen and improve its already strong corporate governance practices. A summary of formal policies the board has adopted to comply with Sarbanes-Oxley, the NASD Rules and to enhance shareholder confidence in the company are set forth beginning on page 67 of this annual report.
A majority of the members of the Executive Committee are independent within the meaning of Rule 10A-3(b)(1)(ii) and Rule 4200 (a)(15) promulgated by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. respectively.
Item 10. EXECUTIVE COMPENSATION
(a) Compensation Discussion and Analysis
The company is a development stage company that to date has not generated substantial revenues. Since its inception in September, 1996, the company’s principal business activity has consisted of researching, designing, building, improving and patenting its automotive technologies. Since inception through December 31, 2007, the company has relied primarily on monies generated by the sale of its common and Preferred equity to sustain its business. The board of directors adopted and has consistently followed a policy to expend the proceeds of equity sales as well as revenues generated by the sale of company products directly on the costs and expenses associated with the actual development of its products (including designing, building and improving prototypes, pre-production and production-ready models, leasing of development, testing and demonstration facilities and leasing of required equipment, such as a dynamometer). In furtherance of this policy, the board has developed a current compensation philosophy based upon the following elements:
•	compensation payable for services rendered, including engineering, business consulting, legal and patent services, as well as for services rendered by management and the company’s directors, is to be paid to the extent feasible pursuant to the company’s business consultants’ stock plan. The company has registered common shares issuable under the plan so that nonaffiliates are able to sell such shares immediately and affiliates are able to sell such shares without regard to the “restricted stock” provisions of Rule 144 promulgated by the Securities and Exchange Commission;

•	the number of common shares and/or common stock warrants to be issued in satisfaction of consultants’ invoices and/or to be issued in accordance with the terms of compensatory plans duly adopted by the board, such as the nonmanagement directors’ plan, is to be calculated based upon the closing price of the company’s $.01 par value common stock as of the trading date of the invoice or the date of payment under the plan (e.g. the last day of each calendar quarter);

•	no current compensation is to be paid to Keith E. Gleasman in any capacity, including his position as president and no current compensation is to be paid to James Y. Gleasman in any capacity, including his position as chief executive officer and interim chief financial officer. This policy has been in effect since January 1, 2004 and, as of December 31, 2007, this policy remained in effect.

•	current compensation to be paid to administrative, technological, engineering consultants, business consultants and the company’s general counsel is to be paid to the extent feasible in business consultants’ stock. The annual rate of current compensation payable to each of the individuals performing such services was negotiated an arms-length basis and is commensurate with the level of current compensation payable for such services in the greater metropolitan Rochester, New York region.
On February 19, 2008, the governance and compensation committee recommended and the board, on March 28, 2008 approved a compensation plan for each of James Gleasman and Keith Gleasman. The plan is effective for the year beginning January 1, 2008 and for years thereafter until further modified or amended. Under the plan, the company has agreed to pay consulting fees in the amount of $300,000 per annum to each of the Gleasmans provided; however, that no amount of such fees shall be paid unless and until the board of directors has determined that the company has the requisite cash to pay all or a part of such fees. Such determination must be made in the light of the company’s budgeted cash requirements, existing and anticipated capital requirements and existing and estimated cash flows, all determined in accordance with generally accepted accounting principles consistently applied, as such principles are interpreted by accounting standards and interpretations promulgated from time to time by FASB. Under the plan, to the extent the full amount of such agreed-upon fee has not be paid to each of the Gleasmans (payable on a pro rata basis), then such amount in each case is to be accumulated and carry forward until such time as the company shall have the requisite cash to make such payment.
The factors utilized by the committee in making its recommendation and by the board in giving its approval were:
(i) the fact that neither of the Gleasmans have been paid any consulting fees by the company during the period commencing January 1, 2004 and ending December 31, 2007 (a period of four years);
(ii) the fact that for the year ended December 31, 2002, the Gleasmans’ consulting fees payable were not paid but were converted into common stock options exercisable at $5.00 per share which options expired and have not been replaced;
(iii) the fact that for the year ended December 31, 2003, the Gleasmans’ consulting fees payable were not paid but were converted into common stock options exercisable at $5.00 per share which options expire on December 22, 2013;
(iv) the fact that such recommended payment is not merely to compensate the Gleasmans for services rendered as executive officers but also for their agreement to convey all patents, improvements and know-how with respect to the company’s automotive technologies to the company on an ongoing basis;
(v) a review of compensation arrangements of executive officers of comparable public companies in the greater Rochester metropolitan area, taking into account that most of these arrangements include change of control payments, disability and retirement benefits and severance packages — none of which being a specific feature of the consultant package provided to the Gleasmans;
(v) the fact that actual payment of any significant portion of such consulting fees under existing circumstances would require a significant commercialization of the company’s products for the benefit of all of the company’s shareholders.
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
To this end, the board adopted on October 13, 2006, a commercializing event plan designed to reward the company’s directors, executive officers and certain administrative personnel for the successful completion of one or more commercializing events. Under the plan, business consultants’ shares will be issued to participants in the plan if and only if one or more commercializing events take No shares were issued under the plan during the year ended December 31, 2007.
On October 31, 2007, the board terminated the 2006 plan and adopted a new commercializing event plan. Under the 2007 plan, if a commercializing event of any size occurs, each of the directors and certain administrative personnel of the company (a total of nine persons) shall be entitled to share equally in 6% of the gross revenues derived or to be derived from the transaction. Certain of the company’s engineers who have elected to participate in the plan (a total of four persons) shall be entitled to share equally in 2% of the gross revenues derived or to be derived. Under the plan, a commercializing event is defined to mean a completed transaction, or series of completed transactions, regardless of form, structure, size or amount, by which the company and/or its shareholders derive or are expected to derive gross revenue. Generally, payments are permitted to be made to participants with respect to a commercializing event in full even though the company is to be paid in installments or some other type of revenue-deferred arrangement. Where payments are to be made under an arrangement, such as a license or supply contract, where the total consideration to be received is not stated, the total dollar-value ascribed to the license, supply contract or similar arrangement based upon a reasonable estimate of the total dollars to be received over the term of the arrangement shall be used to calculate the benefits due participants under the plan. Participants are entitled to receive payments regardless of the number or types of commercializing events.
On March 28, 2008 the board of directors approved amendments to the company’s 2007 commercializing event plan recommended by the governance and compensation committee to clarify that:
(a) for purposes of the good standing requirement, all participants are considered to be in good standing unless a unanimous vote of the board of directors determines otherwise. In making this determination, the board is required to consider whether a person has engaged in conduct which has significantly harmed the company and to consider that any material violation of the company's Code of Conduct shall constitute prima facie evidence that the company has been harmed;

(b) participants shall be entitled to payment even though the participant is not actively engaged as a consultant to or employee of the company if the reason for not being so engaged is due to death, disability from accident, disease or similar circumstance beyond the participant’s control or is on a leave of absence approved by an authorized officer;
(c) the plan shall terminate no earlier than October 10, 2017 but that subject to such condition, the plan may be terminated by the board of directors in its sole direction;
(d) the benefits provided by the plan may not be reduced during its term as to amount, time, method, manner of payment and/or any other material condition;
(e) distributions under the plan shall be made on a commercializing event by commercializing event basis;
(f) the number of common shares distributable to participants in the case of any commercializing event not involving the sale of the company shall be calculated based upon a $3.00 per share price[the closing price of the company’s common stock on the date of the plan’s effective date, October 10, 2007] but that the number of shares distributable in the case of a commercializing event involving the sale of the company shall be calculated based upon the trading price of the acquiring company’s common stock as of the date the acquisition transaction is announced.
SUMMARY COMPENSATION TABLE FOR YEARS ENDED DECEMBER 31, 2006 and 2007

							Change in
						Non-	Pension
						Equity	Value and
						Incentive	Nonqualified
						Plan	Deferred	All
				Stock	Option	Compen-	Compensation	Other
		Salary	Bonus	Awards	Awards	sation	Earnings	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Keith E.	2006	$0	$0	$0	$0	$0	$0	$0	$0
Gleasman, President(1)	2007	$0	$0	$0	$0	$0	$0	$0	$0

James Y. Gleasman,	2006	$0	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer,(2)	2007	$0	$0	$0	$0	$0	$0	$0	$0

Richard B. Sullivan	2006	$0	$0	$0	$0	$0	$0	$129,500	$129,500
General Counsel (3)	2007	$0	$0	$0	$0	$0	$0	$144,000	$144,000

(1)	Mr. Keith E. Gleasman served as president during the years specified. For the years ended December 31, 2007 and 2006, Mr. Gleasman was not paid any compensation by the company in accordance with their mutual agreement of January 1, 2004.

(2)	Mr. James Y. Gleasman became chief executive officer and interim chief financial officer on August 19, 2006. Prior to assuming these positions, Mr. Gleasman served as chief strategist for the company. For the years ended December 31, 2007 and 2006, Mr. Gleasman was not paid any compensation by the company in accordance with their mutual agreement of January 1, 2004.

(3)	Mr. Sullivan became general counsel to the company on December 16, 2005.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

Equity
Incentive
								Equity	Plan
								Incentive	Awards:
			Option Award				Stock Awards	Plan	Market or
			Equity				Market	Awards:	Payout
			Incentive Plan				Value	Number	Value of
			Awards:				of	of	Unearned
			Number			Number	Shares	Unearned	Shares,
	Number		of Securities			of Shares	or Units	Shares,	Units or
	of	Number of	Underlying			or Units	of Stock	Units or	Other
	Securities	Securities	Unexercised			of Stock	That	Other	Rights
	Underlying	Underlying	Unearned	Option		That Have	Have	Rights	That have
	Unexercised	Unexercised	Options	Exercise	Option	Not	Not	That Have	Not
	Options(#)	Options(#)	(#)	Price	Expiration	Vested	Vested	Not	Vested
	Exercisable	Unexercisable	Vested	($)	Date	(#)	($)	(#)	($)
Name (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James Y. Gleasman	39,575	0	0	$5.00	12/22/13	0	$0	0	$0
Keith E. Gleasman	31,818	0	0	$5.00	12/22/13	0	$0	0	$0
DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2007

				Non-	Change in
	Fees			Equity	Pension Value
	Earned			Incentive	and Nonqualified
	or Paid	Stock	Option	Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
	($)	($)	($)	($)	Earnings	($)	($)
Name (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Daniel R. Bickel	$0	$37,665	$0	$0	$0	$0	$37,655
Herbert H. Dobbs	$0	$25,514	$0	$0	$0	$0	$25,514
Joseph B. Rizzo	$0	$30,679	$0	$0	$0	$0	$30,679
Gary A. Siconolfi	$0	$64,850	$0	$0	$0	$0	$64,850
David M. Flaum	$0	$25,514	$0	$0	$0	$0	$25,514
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
On October 10, 2007, the governance and compensation committee recommended and on October 31, 2007, the board of directors approved amendments to the nonmanagement directors’ plan, effective for the quarter beginning July 1, 2007 and for all subsequent quarters. The amendment increased the annual compensation for board and committee service to $26,460 and increased the annual, additional amount paid to the chairman of the audit and the nominating committee to $13,125 and 5,355, respectively.
The board also approved increasing the fee paid to the chairman of the board, chairman governance and compensation committee and chairman of the executive committee for all of his service to the board and such committees to $110,000 annually.
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
     No options were granted under the plan to any director during the year ended December 31, 2007.
     A total of 296,393 common stock options, each with an exercise price of $5.00 per share, have been granted to the company’s current directors which as of December 31, 2007 remain outstanding and fully exercisable.
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Security Ownership — Common Stock
The following table presents information concerning the beneficial ownership of the shares of our common stock as of December 31, 2007 by:
•	each person who is known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
The number and percentage of shares beneficially owned are based on 31,640,615 shares of common stock outstanding as of December 31, 2007. Beneficial ownership is determined under rules promulgated by the Securities and Exchange Commission. Shares of common stock subject to options that are exercisable on December 31, 2007 or exercisable within 60 days thereafter are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of calculating the number of shares beneficially owned and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of calculating the percentage ownership of any other person. Except as indicated in the footnotes to this table, these persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Name and Address of
Beneficial Owner	Number of Shares Owned		Percent of Shares Owned
Margaret F. Gleasman	2,790,016	(1)	9%
11 Pond View Drive Pittsford, NY 14534

(1)	Includes 95,455 common shares which may be purchased through the exercise of a ten year option granted on January 5, 2004 all exercisable at $5.00 per common share.

		Number of		Percent
Name and Address of		Shares		of Shares
Beneficial Owner	Position	Owned		Owned
Gary A. Siconolfi	Chairman of the Board	438,549	(1)	1%
325 VanVoorhis Avenue Rochester, New York 14617
James Y. Gleasman	Chief Executive Officer, Interim	6,032,619	(2)	19%
11 Pond View Drive	Chief Financial Officer, Director
Pittsford, New York 14534
Keith E. Gleasman	President	9,326,879	(3)	29%
11 Pond View Drive	Director
Pittsford, New York 14534

		Number of		Percent
Name and Address of		Shares		of Shares
Beneficial Owner	Position	Owned		Owned
Herbert H. Dobbs	Secretary	468,628	(4)	1%
448 West Maryknoll Road	Director
Rochester Hills, Mich. 48309
Daniel R. Bickel	Director	84,148	(5)	less than 1%
39 Whippletree Road Fairport, New York 14450
Joseph B. Rizzo	Director	7,875		less than 1%
39 State Street, Suite 700 Rochester, New York 14614
David M. Flaum	Director	408,826	(6)	1%
39 State Street Rochester, New York 14614
All Directors and Executive Officers as a Group		16,767,526	(7)	52%

(1)	Includes 100,000 common shares which may be purchased through the exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share.

(2)	Includes 39,575 common shares which may be purchased through the exercise of a ten year option granted on January 5, 2004, exercisable at $5.00 per share. Includes 1,400,000 common shares held by the Vernon E. Gleasman Grandchildren’s Trust and 1,400,000 common shares held by the Margaret F. Gleasman Grandchildren’s Trust of which Mr. Gleasman is co-trustee. 50,000 of Mr. Gleasman’s common shares are subject to a put option given to the holder to pay certain personal obligations in September, 2004. The option has no exercise price.

(3)	Includes 31, 818 common shares which may be purchased through the exercise of a ten year option granted on December 22, 2003 exercisable at 5.00 per share. Includes 30, 000 common shares owned by Mr. Gleasman’s son. Includes 1,400,000 common shares held by the Vernon E. Gleasman Grandchildren’s Trust and 1,400,000 common shares held by the Margaret F. Gleasman Grandchildren’s Trust of which Mr. Gleasman is co-trustee. Includes 1,666,666 shares held by the James Y. Gleasman Children’s Trust of which Mr. Gleasman is co-trustee.

(4)	Includes 100,000 common shares which may be purchased through the exercise of a ten year option granted on January 1, 1998, exercisable at $5.00 per share.

(5)	Includes 25,000 common shares which may be purchased through the exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share. Includes 29,750 common shares which may be purchased at $.01 per common share through the exercise of warrants issued under the Nonmanagement Directors Plan.

(6)	Includes 400,000 common shares which may be purchased through the exercise of ten year warrants exercisable at $3.27 per common share. Mr. Flaum’s shares and warrants are owned directly by a company of which Mr. Flaum is a principal.

(7)	Includes an aggregate 271,393 common shares which may be purchased through the exercise of options, all of which are exercisable at $5.00 per share; 1,400,000 common shares held by the Vernon E. Gleasman Grandchildren’s Trust; 1,400,000 common shares held by the Margaret F. Gleasman Grandchildren’s Trust; and 1,666,666 common shares held by the James Y. Gleasman Children’s Trust. Includes 29,750 common stock warrants issued under the Nonmanagement Directors Plan exercisable at $.01 per common share. Includes 400,000 common stock warrants exercisable at $3.27 per common share. Includes 30,000 common shares owned by Keith E. Gleasman’s son. The 2,800,000 common shares owned by the Vernon and Margaret Gleasman Grandchildren’s Trusts are counted only once for this calculation.
Security Ownership — Preferred Stock
     No director, executive officer and/or 5% shareholder owns any of our Class A Preferred.
     Mrs. Margaret F. Gleasman, an owner of more than 5% of the company’s common stock, owns 5,000 Class B Preferred.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
     On December 1, 1997, the company entered into three-year consulting agreements with Vernon, Keith and James Gleasman whereby each was obligated to provide services to the company in exchange for $150,000 per annum. In 1997, the company granted 25,000 common stock options exercisable at $5.00 per share to each of these persons. The agreements were extended for an additional three years in 2000. During the period 1997 through and including 2003, the company was not able to pay the entire amount of these consulting fees in cash. Consequently, in 2001, the company issued 126,667 common shares in settlement of approximately $665,000 accrued consulting fees. Further, on September 30, 2002, the company granted an aggregate 727,047 common stock options exercisable at $5.00 per share in settlement of approximately $653,000 of accrued consulting fees and on December 23, 2003, the company granted an aggregate 166,848 common stock options exercisable at $5.00 per share in settlement of approximately $265,000 of accrued consulting fees.
     The company’s consulting agreements with Vernon, Keith and James Gleasman expired on December 1, 2003 and were not renewed. In addition, of the aggregate 968,895 common stock options granted to the Gleasmans, 802,047options have expired unexercised and have not been replaced.
     Beginning January 1, 2004 through December 31, 2007, the Gleasmans performed services for the company without renumeration. Beginning January 1, 2008, each of Keith and James Gleasman will provide services and assign patents, patent improvements and know-how to the company in exchange for $300,000 cash compensation. Payment of all or a portion of such compensation is deferred until the company shall have the necessary cash to do so. Unpaid amounts will accumulate until paid.
     On June 29, 2000, the company granted an exclusive, world-wide license of all its automotive technology to Variable Gear, LLC for the aeronautical and marine markets. At the time of its formation and through June 6, 2007 when his interest was purchased, Robert C. Horton, a company shareholder owned 51% of Variable Gear, LLC. On June 6, 2007, the company purchased Mr. Horton’s entire interest in Variable Gear, LLC for $19,250.
     During the years ended December 31, 2007, and 2006, the company paid $88,820 and $42,990,respectively to a member of the Gleasman family for administrative services rendered to the company.
     During the year ended December 31, 2007, the company paid $31,160 to a member of its general counsel’s family for engineering services rendered to the company.
     During the years ended December 31, 2005 and 2004, the company issued 90,000 and 35,000 common shares to pay rent for the company’s use of a facility owned by a company shareholder. The value of such rental payments for such years was $259,000 and $194,000, respectively.
     During the years ended December 31, 2005 and 2004, the company paid approximately $298,000 and $615,000 to a member of its outside counsel’s law firm for non-legal consulting services rendered by such member to the company.
     On August 18, 2006, the company granted 400,000 common stock warrants valued at approximately $1,237,000 to a company upon the election of one of its members to the board. The warrants are exercisable at $3.27 per share for ten years.
     On June 19, 2006, the company awarded 360,000 common stock warrants valued at approximately $629,000 to a director for exceptional services provided by such director as chairman of the company’s executive committee.
     On August 17, 2005, the company repaid $28,000 indebtedness to a stockholder by issuing 11,667 restricted common shares, such number of shares based upon the closing price of the company’s common stock on August 16, 2005.

     Other than as described herein, there have been no material transactions, series of similar transactions or currently proposed transactions to which the company was or is a party, in which the amount invested exceeds $120,000 and in which any director or executive officer, or any security holder who is known to the company to own of record or beneficially more than five percent of the company’s common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.
Director Independence
     See page 68 of this annual report for a discussion regarding the independence of our directors under standards set forth by the Securities and Exchange Commission and by the National Association of Securities Dealers, Inc.
Item 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services
Audit Fees
Eisner LLP served as the company’s independent registered public accounting firm for the years ended December 31, 2007 and 2006. The aggregate amount the company paid for professional services rendered by Eisner LLP for the audit of the company’s annual consolidated financial statements included in the company’s annual report on Form 10-K, for the review of the company’s consolidated financial statements included in the company’s quarterly reports on Form 10-Q, and for services normally provided in connection with statutory and regulatory filings or engagements for each of those two years was:

2007	2006
$170,500	$116,499
Audit-Related Fees
The aggregate amount the company paid for professional services rendered by Eisner LLP for audited related services, including but not limited to accounting consultations, assistance with interpretation of financial accounting and reporting standards, for the years ended December 31, 2007 and 2006 was:

2007	2006
None	None
Tax Fees
The company did not engage Eisner LLP for any tax services for the years ended December 31, 2007 and 2006.
All Other Fees
The company did not engage Eisner LLP for any other services for the years ended December 31, 2007 and 2006.

2007	2006
None	None
Total Fees
The company paid Eisner LLP a total of $170,500 for the year ended December 31, 2007 in fees, up approximately $54,000 from the total paid for 2006. The shareholders approved the Audit Committee’s appointment of Eisner LLP as the company’s independent registered public accounting firm for the year ended December 31, 2007 at the annual meeting of shareholders held on January 31, 2008.
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
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, and April 20, 2004 respectively;

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31,2004;

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steven Urbanik, Floyd G. Cady,Jr., and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005.

10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004 Incorporated by reference to annual report (Form 10-KSB) filed for the year ended December 31, 2005;

10.47	Minutes of meeting of Board of Directors dated October 13, 2006 creating the Commercializing Event Plan, modifying the Nonmanagement Directors Plan. increasing the number of authorized shares to be issued under Business Consultants Plan and recommending shareholder approval of increase in number of authorized common shares from 40,000,000 to 400,000,000;

10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm incorporated by reference to Current Report (Form 8-K) filed on June 20, 2006.

10.49	Agreement with American Continental Group, LLC dated October 27, 2006 incorporated by reference to Current Report (Form 8-K) filed October 30, 2006.

10.50	New York State School Bus Proposal incorporated by reference to Form 10-Q filed for quarter ended March 31, 2006.

10.51	Order of Supreme Court of the State of New York directing the Monroe County, New York Clerk to release back to the company 40,000 common shares and 245,000 common stock warrants issued to a management consulting firm with which the company is in litigation and held in escrow by such Clerk by virtue of a previous court order and which order directed the return to the company of a $250,000 (less administrative fee) undertaking deposited with the Monroe County, New York Treasurer in connection with the same litigation, incorporated by reference to quarterly report (Form 10-Q) filed for the quarter ended March 31, 2007;

10.52	License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, LLC made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology from Torvec to Ice Engineering, incorporated by reference to current report (Form 8-K) filed July 18, 2007.

10.53	License Agreement by and between High Density Powertrain and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;

10.54	Consulting Agreement by and between Clifford Carlson and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007.

10.55	Minutes of meeting of Governance and Compensation Committee dated February 19, 2008 establishing compensation for the company’s president and chief executive officer and amending the company’s commercializing event plan.
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

TORVEC, INC.

Date: April 11, 2008	By:	S — James Y. Gleasman
James Y. Gleasman, Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 11, 2008	By:	S — James Y. Gleasman
James Y. Gleasman, Chief Executive Officer, Interim Chief
Financial Officer and Director

Dated: April 11, 2008	By:	S — Keith E. Gleasman
Keith E. Gleasman, President and Director

Dated: April 11, 2008	By:	S — Herbert H. Dobbs
Herbert H. Dobbs, Secretary and Director

Dated: April 11, 2008	By:	S — Daniel R. Bickel
Daniel R. Bickel, Director

Dated: April 11, 2008	By:	S — Joseph R.Rizzo
Joseph R. Rizzo, Director

Dated: April 11, 2008	By:	S — David M. Flaum
David M. Flaum, Director

Dated: April 11, 2008	By:	S — Gary A. Siconolfi
Gary A. Siconolfi, Director

EXHIBIT INDEX

EXHIBIT			PAGE
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

	2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.	N/A

(3)	Articles of Incorporation, By-laws

	3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.5	Certificate of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.	N/A

	3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing authorized common shares from 40,000,000 to 400,000,000.	103

(4)	Instruments defining the rights of holders including indentures

	None		N/A

(9)	Voting Trust Agreement

	None		N/A

(10)	Material Contracts

	10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

	10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;	N/A

	10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999 as amended by reference to Form S-8 Registration Statement registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000 and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003 and April 20, 2004 respectively;	N/A

	10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;	N/A

	10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;	N/A

	10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;	N/A

	10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

EXHIBIT			PAGE

	10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

	10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

	10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

	10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

	10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

	10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;	N/A

	10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

	10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

	10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

	10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;;	N/A

	10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

	10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

	10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;	N/A

	10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

	10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

EXHIBIT			PAGE

	10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

	10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

	10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

	10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

	10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

	10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

	10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steve Urbanik, Floyd G. Cady, Jr. and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated b y reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005	N/A

	10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004 incorporated by reference to annual report (Form 10-KSB) filed for the year ended December 31, 2005;	N/A

	10.47	Minutes of meeting of Board of Directors dated October 13, 2006 creating the Commercializing Event Plan, modifying the Nonmanagement Directors Plan. increasing the number of authorized shares to be issued under Business Consultants Plan and recommending shareholder approval of increase in number of authorized common shares from 40,000,000 to 400,000,000;	N/A

	10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm incorporated by reference to Current Report (Form 8-K) filed on June 20, 2006.	N/A

	10.49	Agreement with American Continental Group, LLC dated October 27, 2006 incorporated by reference to Current Report (Form 8-K) filed October 30, 2006.	N/A

	10.50	New York State School Bus Proposal incorporated by reference to Quarterly Report (Form10-Q) filed March 31, 2006

EXHIBIT			PAGE

	10.51	Order of Supreme Court of the State of New York directing the Monroe County, New York Clerk to release back to the company 40,000 common shares and 245,000 common stock warrants issued to a management consulting firm with which the company is in litigation and held in escrow by such Clerk by virtue of a previous court order and which order directed the return to the company of a $250,000 (less administrative fee) undertaking deposited with the Monroe County, New York Treasurer in connection with the same litigation, incorporated by reference to quarterly report (Form 10-Q) filed for the quarter ended March 31, 2007;	N/A

	10.52	License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, LLC made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology from Torvec to Ice Engineering, incorporated by reference to current report (Form 8-K) filed July 18, 2007.	N/A

	10.53	License Agreement by and between High Density Powertrain and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;	N/A

	10.54	Consulting Agreement by and between Clifford Carlson and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007.	N/A

	10.55	Minutes of meeting of Governance and Compensation Committee dated February 19, 2008 establishing compensation for the company’s president and chief executive officer and amending the company’s commercializing event plan.	92

Not applicable

(14)	Code of Ethics

(16)	Letter on change in certifying accountant

None

(18)	Letter re change in accounting principles

None

(20)	Other documents or statements to security holders

None

(21)	Subsidiaries of the registrant

Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)
IVT Diesel Corp. (New York)
Variable Gear, LLC (New York)

(22)	Published report regarding matters submitted to vote of security holders None

(23)	Consents of experts and counsel

(23.1)	Eisner LLP Consent			104

(24)	Power of attorney

None

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications				105

(32)	Section 1350 Certifications				106

(99)	Additional exhibits

None