Form 10-Q
period 2008-03-31
TORVEC INC
filed 2008-05-20
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	May 15, 2008
Common Stock, $.01 par value	32,025,189

Options Outstanding
641,848

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
INDEX

		PAGE
	PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements

	Torvec, Inc. and Subsidiaries Condensed Consolidated Balance Sheets — March 31, 2008 (Unaudited) and December 31, 2007 (Derived from Audited Financial Statements)	3

	Torvec, Inc. and Subsidiaries Condensed Consolidated Statements of Operations— Three Months Ended March 31, 2008 and 2007 (Unaudited) and September 25, 1996 (Inception) through March 31, 2008	4

	Torvec, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2008 and 2007 (Unaudited) and September 25, 1996 (Inception) through March 31, 2008	5

	Notes to Condensed Consolidated Financial Statements	6-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	27

Item 6.	Exhibits	27-30

	SIGNATURES PAGE	31

	EXHIBIT INDEX	32

EX-31.1		36
EX-32		37
EX-31.1
EX-32

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2008	December 31, 2007
		(Derived from
		Audited Financial
	(Unaudited)	Statements)
ASSETS
Current assets:
Cash	$63,000	$192,000
Account Receivable	300,000	—
Inventory	46,000	—
Prepaid expenses and other receivables	69,000	43,000

Total current assets	478,000	235,000

Property and Equipment:
Office equipment	68,000	67,000
Shop equipment	136,000	129,000
Leasehold improvements	210,000	149,000
Transportation equipment	106,000	106,000

	520,000	451,000
Less accumulated depreciation and amortization	188,000	170,000

Net property and equipment	332,000	281,000

Total Assets	$810,000	$516,000

LIABILITIES
Current liabilities:
Notes payable, current portion	$15,000	$15,000
Accounts payable	321,000	261,000
Accrued liabilities	1,787,000	1,704,000

Total current liabilities	2,123,000	1,980,000
Deferred revenue	898,000	500,000
Deferred rent	33,000
Notes payable, net of current portion	41,000	43,000

Total liabilities	3,095,000	2,523,000

Commitments and other matters

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.01 par value, 100,000,000 shares authorized
3,300,000 designated as Class A, Non-voting, cumulative dividend $.40 per share, per annum, convertible, 713,351 shares issued and outstanding (liquidation preference $3,672,302)	9,000	9,000
300,000 designated as Class B, Non-voting, cumulative dividend $.50 per share, per annum, convertible, 97,500 shares issued and outstanding (liquidation preference $323,925)	—	—
Common stock, $.01 par value, 400,000,000 shares authorized, 31,895,734 and 31,640,045 issued and outstanding, at March 31, 2008 and December 31, 2007, respectively	319,000	316,000
Additional paid-in capital	46,829,000	45,926,000
Deficit accumulated during the development stage	(49,442,000)	(48,258,000)

Total Stockholders’ Deficit	(2,285,000)	(2,007,000)

Total Liabilities and Stockholders’ Deficit	$810,000	$516,000

See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

			September 25,
			1996
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2008	2007	2008
Revenue	$15,000	$—	$141,000
Cost of goods sold	5,000	—	125,000

Gross profit	10,000	—	16,000
Cost and expenses:
Research and development	148,000	235,000	14,948,000
Selling, general and administrative	1,047,000	596,000	34,858,000
Asset impairment	—	—	1,071,000

Loss from operations	(1,185,000)	(831,000)	(50,861,000)
Other income
Other income	1,000	—	147,000

Loss before minority interest	(1,184,000)	(831,000)	(50,714,000)
Minority interest in loss of consolidated subsidiary	—	—	1,272,000

Net loss	(1,184,000)	(831,000)	(49,442,000)
Preferred stock beneficial conversion feature	—	—	763,000
Preferred stock dividend	83,000	85,000	952,000

Net loss attributable to common stockholders	$(1,267,000)	$(916,000)	$(51,157,000)

Basic and diluted net loss attributable to common stockholders per share	$(0.04)	$(0.03)

Basic and diluted weighted average number of shares of common stock	31,783,000	31,334,000

See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			September 25,
			1996
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(1,184,000)	$(831,000)	$(49,442,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,000	11,000	2,401,000
Loss on impairment of license	—	—	1,071,000
Impairment of goodwill	—	—	19,000
Gain on sale of fixed assets	—	—	(10,000)
Minority interest in gain (loss) of consolidated subsidiary	—	—	(1,272,000)
Compensation expense attributable to common stock in Subsidiary	—	—	619,000
Common stock issued for services	596,000	183,000	12,292,000
Shares issued for future consulting services	—	—	103,000
Stockholder contribution of services	—	75,000	2,409,000
Compensatory common stock, options and warrants	249,000	249,000	17,501,000
Changes in:
Accounts receivable	(300,000)	—	(300,000)
Inventory	(46,000)	—	(46,000)
Prepaid expenses	(26,000)	21,000	92,000
Deferred rent	33,000	—	33,000
Accounts payable and accrued expenses	143,000	26,000	4,016,000
Deferred revenue	398,000	—	898,000

Net cash used in operating activities	(119,000)	(266,000)	(9,616,000)

Cash flows from investing activities:
Purchase of property and equipment	(8,000)	—	(357,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of fixed asset	—	—	10,000

Net cash used in investing activities	(8,000)	—	(363,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	—	—	6,501,000
Net proceeds from sales of preferred stock	—	—	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Proceeds from long — term borrowings	—	—	85,000
Repayments of long — term debt	(2,000)	(3,000)	(53,000)
Proceeds from stockholders’ loan and advances	—	—	250,000
Repayment of stockholders’ loan and advances	—	—	(147,000)
Distributions	—	—	(365,000)

Net cash (used in) provided by financing activities	(2,000)	(3,000)	10,042,000

Net decrease in cash	(129,000)	(269,000)	63,000
Cash at beginning of period	192,000	720,000

Cash at end of period	$63,000	$451,000	$63,000

Supplemental Disclosures:
Interest paid	$2,000	$6,000
Net cash investing and financing activities:
Shares issued for acquisition leasehold improvements	61,000	—
Preferred stock issued in payment of dividend	6,000	—
See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE A — The Company and Basis of Presentation
The interim information contained herein with respect to the three month periods ended March 31, 2008 and 2007 and the period from September 25, 1996 (inception) through March 31, 2008 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for 10-Q and Item 310(b) of Regulation S-K. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three month periods ended March 31, 2008 and 2007 and since inception. The results are not necessarily indicative of results to be expected for the entire year.

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

The company’s financial statements have been prepared assuming that it will continue as a going concern. For the period from September 1996 (inception) through March 31, 2008, the company has accumulated a deficit of $49,442,000, and at March 31, 2008 has a negative working capital position of $1,645,000 and capital deficit of $2,285,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts have been principally devoted to the development of its technologies and commercializing its products. Management believes that based upon its current cash position, its budget for its business operations through March 31, 2009, receipt of reimbursement monies approximating $300,000 per quarter, collectibility of its receivables in the ordinary course of business, and an outstanding funding commitment from a director/officer to fund deficiencies that may arise up to $400,000, the company will be able to continue operations through March 31, 2009. The company’s ability to continue as a going concern is ultimately dependent upon achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.
NOTE B — Summary of Significant Accounting Policies
[1]	Consolidation:

The financial statements include the accounts of the company, its majority-owned subsidiary, Ice (69.26% owned at March 31, 2008 and 2007), and its wholly-owned subsidiaries Iso-Torque Corporation, IVT Diesel Corp. and Variable Gear LLC. All material intercompany transactions and account balances have been eliminated in consolidation.

[2]	Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.

[3]	Use of Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates are used in valuing the useful lives of its fixed assets and the future realizable value of such assets. These estimates are subject to a high degree of judgment and potential change. Actual results could differ from those estimates.

[4]	Loss per Common Share:

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At March 31, 2008 and 2007, the company excluded 3,107,649 and 4,471,536 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive.

[5]	Income Taxes

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “ Accounting for Income Taxes,” the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adopted the provisions of Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment for uncertain tax provisions. At the adoption date of January 1, 2007, we had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that more likely than not to be realized. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions. The tax year 2006 remains open to examination by the major tax jurisdictions to which we are subject.

[6]	Inventory

The Company’s inventories consisted of the following at March 31, 2008 and 2007:

	2008	2007
Work-in Process	$9,000	—
Finished Goods	37,000	—

Total Inventory	$46,000	—

All inventories are stated at the lower of cost or market with cost determined using the specific identification method.

[7]	Fair Value of Financial Instruments:

The carrying amount of cash, prepaid expenses, accounts payable and accrued expenses approximates their fair value due to the short maturity of those instruments.

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

[9]	Revenue Recognition:

The company’s terms provide that customers are obligated to pay for products sold to them within a specified number of days from the date that title to the products is transferred to the customers. The company’s standard terms are typically net 30 days. The company recognizes revenue when transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery depending on the terms of the agreement with a particular customer. The sale price of the company’s products is substantially fixed and determinable at the date of the sale based upon purchase orders generated by a customer and accepted by the company. The company will use the allowance method to record receivables that are uncollectible. In the current period, there is no history of uncollectible revenue and no basis to calculate a return and allowance. All receivables and revenue are deemed collectible and fully recoverable.

[10]	Recent Accounting Pronouncements:

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management has determined that the adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of March 31, 2008, the Company has not elected to use the fair value option allowed by SFAS 159. Management has determined that the adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS 141 (R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect SFAS 141(R) to have a significant impact on the Company’s financial position.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008. with early adoption prohibited. The Company is currently evaluating the effect, if any, the adoption will have on the Company’s financial position and results of operations, but does not expect the adoption of SFAS 160 to have a significant impact on the Company’s financial position.
NOTE C — RELATED PARTY TRANSACTIONS
[1]	Commencing January 1, 2004, James Y. Gleasman and Keith E. Gleasman (the “Gleasmans”) agreed to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all of their inventions to the company on a noncompensated basis. In addition, Keith Gleasman agreed to continue as President and James Gleasman agreed to serve as the company’s chief executive officer and interim chief financial officer. During the three month period ended March 31, 2007 the company did not pay the Gleasmans any consulting fees for their services in accordance with this policy. The company recorded approximately $75,000 for the estimated value of these services for the three month period ended March 31, 2007 as a contribution to capital based upon approved time and hours spent. For such period, the company recorded $50,000 to research and development and $25,000 to general and administrative.

On March 28, 2008 the board of directors approved the governance and compensation committee’s recommendation that, effective January 1, 2008, each of the Gleasmans be compensated at the rate of $300,000 per year. Such amount is payable in cash. No payment of all or any portion of the Gleasmans’ consulting fees shall be paid unless and until the company shall have the requisite cash available. The determination of the availability of the requisite amount of cash shall be made by the board of directors in the light of approved-budgets, existing and anticipated capital requirements and existing and estimated cash flows. Unpaid amounts are accumulated and carry over from one year to the next.

Since the company did not have the requisite cash available to pay the Gleasmans compensation under their new arrangement with the company with respect to the three month period ended March 31, 2008, the company accrued an aggregate $150,000 of compensation expense for such period and recorded the compensation expense of $50,000 to research and development and $100,000 to general and administrative expense.

[2]	During the three month periods ended March 31, 2008 and 2007, the company paid $25,350 and $18,500 respectively, to a member of the Gleasman family for administrative, technological and engineering consulting services. Management believes this compensation is reasonable.

[3]	During the three month period ended March 31, 2008, the company paid $23,270 to a family member of its general counsel for engineering services rendered to the company. Management believes this compensation is reasonable.

[4]	On September 14, 2007, the company moved its executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, in which David M. Flaum, a company director, is a partner. Discussions with respect to a formal lease covering the facility were ongoing through March 31, 2008. On April 28, 2008, the company’s board of directors approved the terms of a lease and such lease was executed on April 29, 2008. (See Note I.)

[5]	On June 29, 2000, the company granted an exclusive world-wide license of all its automotive technologies to Variable Gear, LLC for the aeronautical and marine markets for $150,000 cash. The company recorded the receipt of the $150,000 as deferred revenue to be recognized when all conditions for earning such fees are complete. At the time of its formation and through June 6, 2007 when his interest was purchased, Robert C. Horton, a company shareholder, owned 51% of Variable Gear, LLC. On June 6, 2007, the company purchased Mr. Horton’s entire interest in Variable Gear for 5,000 shares of common stock for $19,250. The company recognized the deferred revenue of $150,000 as other income and recorded an impairment of the goodwill of $19,250, since there were no operations of the entity since inception.
NOTE D — Stockholders’ Equity (Capital Deficit)
[1]	Class A Preferred stock:

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

The company has sold an aggregate 765,512 Class A Preferred for aggregate proceeds of $3,062,048. The company has issued an aggregate 198,349 common stock warrants in connection with the sale of Class A Preferred to the holders of the Class A Preferred, all exercisable over a 10 year period at $.01 per common share. 179,599 of these warrants have been exercised.

The company did not sell any Class A Preferred or issue any warrants during the three month periods ended March 31, 2008 and 2007.

From April 19, 2004 through March 31, 2008, five Class A Preferred holders have converted an aggregate 66,050 Class A Preferred into an equal number of common shares, of which 25,000 Class A Preferred were converted during the three month period ended March 31, 2008.

From September 2004 through March 31, 2008, an aggregate 13,889 Class A Preferred shares have been issued as dividends, with 5,858 Class A Preferred issued as dividends during the three month period ended March 31, 2008.

At March 31, 2008 and 2007, Class A Preferred dividends in arrears amounted to approximately $819,000 and

$552,000, respectively.
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

During the three month periods ended March 31, 2008 and 2007, the company did not sell any Class B Preferred. No Class B Preferred have been converted into common stock through March 31, 2008.

At March 31, 2008 and 2007, Class B Preferred dividends in arrears amounted to approximately $111,000 and $62,000, respectively.

[3]	Stock-Option Plan:

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

	Three Month Periods Ended March 31,
	2008			2007
		Weighted			Weighted
		Average	Aggregate		Average
		Exercise	Intrinsic		Exercise
	Shares	Price	Value	Shares	Price
Outstanding at beginning of period	1,021,848	$4.77		1,823,895	$4.92
Granted	—	—		—	—
Expired	(380,000)	—		—	—

Outstanding at end of period	641,848	4.70	$9,500	1,823,895	4.92

Options exercisable at end of period	641,848	4.70	$9,500	1,823,895	4.92

Options Vested and Expected to Vest	641,848	4.70	$9,500	1,823,895	4.92

     At March 31, 2008, 1,358,152 options are available for future grants under the Plan.
The following table represents information relating to stock options outstanding at March 31, 2008:

Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
	Exercise	Remaining Life		Exercise
Shares	Price	in Years	Shares	Price
641,848	4.70	5.56	641,848	4.70
     As of March 31, 2008, the company did not have any unrecognized stock compensation related to unvested awards.
[4]	Business Consultants Stock Plan:

For the three month periods ended March 31, 2008 and 2007, the company issued 230,689 and 45,977 common shares to business consultants under the Business Consultants Stock Plan and charged $656,089 and $182,914 to operations in connection with these share issuances. Share issuances are valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which are valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which are valued as of the end of each quarter effective October 13, 2006. As of March 31, 2008, 4,422,957 shares are available for future issuances under the Business Consultants Stock Plan
[5]	Nonmanagement Directors Plan:

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

Due to changes made to the Nonmanagement Directors Plan described below, the company did not issue any warrants under the plan for the three month periods ended March 31, 2008 and 2007. No previously issued warrants were exercised during the three month period ended March 31, 2008 and 6,000 previously issued warrants were exercised during the three month period ended March 31, 2007.

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

During the three month period ended March 31, 2008, the company issued 18,855 common shares under the Plan to satisfy the December 31, 2007 payable in the amount of $58,449 and recorded a charge of $58,449 for such period. During the three month period ended March 31, 2007, the company issued 7,985 common shares under the Plan to satisfy the December 31, 2006 payable in the amount of $41,925 and recorded a charge of $41,925 for such period.

[6]	Business, Financial and Engineering Consultants:

The company has issued 1,376,583 common stock warrants to various business, financial and engineering consultants, of which, 91,583 have been exercised for proceeds of $915 and 445,000 cancelled in exchange for the participation of certain engineers in the company’s 2007 Commercializing Event Plan. (Note D [10]).

On March 28, 2008, the board approved the issuance of an aggregate 195,000 warrants, immediately exercisable at $5.00 per common share until 2016, to two engineering consultants who elected not to participate in the company’s 2007 Commercializing Event Plan. The Company recorded a charge in the amount of $249,000 to general and administrative expense.

[7]	Warrants:

As of March 31, 2008, outstanding warrants to acquire shares of the company’s common stock are as follows:

		Number of
Exercise		Shares
Price	Expiration	Exercisable
(a)	(a )	125,000		(a	)
$.75	None	500,000		(b	)
$.01	None	511,200		(c	)
$.01	None	54,500		(d	)
(e)	(e )	(e	)	(e	)
$.01	None	39,000		(f	)
$5.00	10 years	255,000		(g	)
$.01	None	6,000		(h	)
$.01	None	18,750		(i	)
$1.00	None	20,500		(j	)
(k)	(k )	(k	)	(k	)
(l)	(l )	(l	)	(l	)
$3.27	10 years	400,000		(m	)
$3.75	10 years	200,000		(n	)
$5.00	10 years	50,000		(o	)
$5.00	10 years	100,000		(p	)

(a)	Exercisable only if the company has an IPO at the IPO price and exercisable five years from IPO. Through March 31, 2008, the company has not conducted an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s automotive technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

(c)	The company has issued 1,080,000 warrants, exercisable at $.01 per common share, to a management consulting firm. 528,800 of these warrants have been exercised for aggregate proceeds of $5,484. The company is in litigation with this management consulting firm. In accordance with the court of original jurisdiction’s order rendered on May 8, 2006, the company was required to honor immediately the exercise of 40,000 of the 551,200 warrant balance, to issue an additional 245,000 warrants, exercisable at $.01 per common share and to honor, if and when presented for exercise, the remaining 511,200 previously issued warrants. The company appealed the lower court’s order to the Appellate Division of the New York Supreme Court. On March 16, 2007, the Appellate Division unanimously reversed the lower court’s order in its entirety. During the pendency of its appeal, the company had been required to deposit with the clerk of the court 40,000 common shares, 245,000 common stock warrants and $250,000. As the result of the Appellate Court’s decision, the lower court ordered of the 40,000 common shares, 245,000 common stock warrants and $250,000 to the company. Upon such return, the company cancelled both the 40,000 common shares and the 245,000 common stock warrants. Thus, the 511,200 warrants do not include either the 40,000 warrants which were exercised or the 245,000 warrants, both of which were cancelled on the company’s books. See Notes F and G.

(d)	The company has issued an aggregate 123,500 warrants to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note D 5). An aggregate 69,000 warrants have been exercised for approximately $630 of proceeds, with 6,000 warrants exercised during the three month period ended March 31, 2007 for proceeds of $60. No warrants were exercised during the three month period ended March 31, 2008.

(e)	During 2005, the company issued 120,000 warrants to a consultant, immediately exercisable at $.01 per common share. 48,000 warrants were exercised in 2005. The remaining 72,000 warrants were exercised in 2006. During the years ended December 31, 2006 and 2005, the company received proceeds of $720 and $480 respectively.

(f)	In 2005, the company issued 12,000 warrants to a consultant, immediately exercisable at .01 per common share. During 2005, 3,000 warrants were exercised for proceeds of $30. In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share.

(g)	During 2005, the company issued 210,000 warrants to certain engineering consultants, exercisable immediately for a ten year term at $5.00 per common share. During 2006, the company issued 295,000 warrants to certain engineering consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if the company sells, licenses or otherwise transfers one or more technologies for value. The engineering consultants holding 445,000 of these warrants agreed to cancel them in the fourth quarter of 2007 in exchange for their participation in the company’s Commercializing Event Plan. On March 28, 2008, the company issued an aggregate 195,000 warrants exercisable until 2016 at $5.00 per common shares to two engineers who elected not to participate in the company’s 2007 Commercializing Event Plan. The Company recorded a charge of $249,000 to general and administrative expense.

(h)	During 2005, the company issued 6,000 warrants to a consultant, exercisable at .01 per common share. None of these warrants have been exercised through March 31, 2008.

(i)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, exercisable at $.01 per common share. 50,000 of these warrants were exercised in 2005 for proceeds of $625. During 2006, the company issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share. An aggregate 129,599 of these warrants have been exercised for proceeds of approximately $$1,233, including 12,500 warrants exercised in the three month period ended March 31, 2007 for proceeds of approximately $125. No additional warrants were issued or exercised in the three month period ended March 31, 2008.

(j)	During 2006, one investor purchased 20,500 warrants immediately exercisable at $1.00 per common share for a purchase price of $2,000. None of these warrants have been exercised through March 31, 2008.

(k)	During 2006, the company issued 360,000 warrants to a director for specific services rendered by such director as chairman of the company’s executive committee. These warrants were exercised on September 1, 2006 and September 11, 2006 at $.01 per common share. The company received proceeds of $3,600.

(l)	In connection with its business and financial operations for the year ended December 31, 2006, the company issued 91,583 warrants, immediately exercisable over a ten year term at $.01 per common share. During the year ended December 31, 2006, 91,083 of these warrants were exercised for proceeds of $910. During the year ended December 31, 2007, the remaining 500 warrants were exercised for proceeds of $5.00.

(m)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. None of these warrants have been exercised through March 31, 2008.

(n)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to its governmental affairs consultant. None of these warrants have been exercised through March 31, 2008.

(o)	During 2007, the company issued 50,000 warrants exercisable for ten years at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company to potentially place its products in various state school bus programs. The company recorded a charge of $249,000 to general and administrative expenses. None of these warrants have been exercised through March 31, 2008.

(p)	During 2007, the company issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with the company’s engagement to furnish constant velocity joints to a military contractor. The company recorded a charge of $401,000 to general and administrative expenses. None of these warrants have been exercised through March 31, 2008.

The following summarizes the activity of the company’s outstanding warrants for the year ended March 31, 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2008	2,084,950	$2.59	4.90 years	$3,072,861
Granted	195,000	$5.00	8.84 years
Exercised
Canceled or expired

Outstanding at March 31, 2008	2,279,950	$3.30	4.86 years	$2,343,268

Exercisable at March 31, 2008	1,654,950	$3.92	4.63 years	$1,493,268

[8]	Issuance of Stock and Warrants by Subsidiary:

In 2003, the company majority-owned subsidiary, Ice Surface Development, Inc. (“Ice Surface”) issued 308,041 of its common stock at $.76 per share realizing aggregate proceeds of $234,000 in a private placement. These issuances reduced the company’s interest in Ice Surface from 72% to approximately 69.26%. Based on the company’s accounting policy, the change in the company’s proportionate share of Ice Surface’s equity resulting from the additional equity raised by the subsidiary is accounted for as a capital transaction.

In connection with the private placement, Ice Surface issued 53,948 warrants to the placement agent immediately exercisable at $.76 per common share through June 9, 2008. In addition, 50,000 warrants were issued by Ice Surface to a consultant immediately exercisable at $.76 per common share through June 9, 2008. In connection with the issuance of these warrants, a compensation charge of $36,000 was recognized. These warrants were cancelled effective June 7, 2007 upon the adoption by Ice Surface’s shareholders of a Plan for the complete liquidation and dissolution of Ice.

[9]	Shares Issued for Consulting Services:

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

The company has issued an aggregate 342,500 business consultants share valued at an aggregate $972,125 to the trust to satisfy the payment of invoices submitted by the consultants for services rendered through December 31, 2007. The trustee has sold an aggregate 339,045 business consultants shares for aggregate proceeds of $977,059 through December 31, 2007 and distributed the proceeds from the trust to the consultants in accordance with the trust’s terms.

During the three month period ended March 31, 2008, the company issued 60,000 business consultants shares valued at $165,000 to the trust to satisfy the payment of invoices submitted by the consultants for services rendered during such period. During the three month period ended March 31, 2008, the trustee sold 52,659 business consultant shares and distributed $158,034 in proceeds to the consultants in accordance with the trust’s terms.

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

[10]	Commercializing Event Plan:

On October 13, 2006, the board of directors adopted a Commercializing Event Plan (“ 2007 Event Plan”) designed to reward the company’s directors, executives and certain administrative personnel for the successful completion of one or more commercializing events. No payments were made under the 2007 Event Plan during the years ended December 31, 2007 and 2006.

On March 28, 2008 the board of directors approved amendments to the 2007 Event Plan recommended by the governance and compensation committee to clarify that:

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

On February 25, 2008, the company issued an aggregate 3,648 business consultants shares to thirteen participants in the 2007 Event Plan (304 shares to each of nine director, officer and administrative participants and 228 shares to each of four engineer participants) upon the completed sale of the company’s constant velocity joints to a military contractor. The company is accounting for the settlement of its commission arrangement with respect to this commercializing event transaction under SFAS 123(R) “Share Based Payment”. For the three month period ended March 31, 2008, the company recorded a charge to operations in the amount of $10,957, representing the fair value of the equity instruments issued.

In the fourth quarter of 2007, certain engineering consultants agreed to cancel 445,000 warrants issued in 2005 and 2006 in exchange for their participation in the 2007 Event Plan. The exchange of the warrants for the participation rights in a commercialization event did not result in an accounting charge. The warrants at the date of the exchange were considered to have no value because the underlying condition for vesting the warrants was not satisfied. The company determined that the fair value of the rights to be de minimis at the date of the exchange based on management’s estimate.

On March 28, 2008, the board of directors approved the grant of an aggregate 195,000 common stock warrants exercisable until December 1, 2016 at $5.00 per share to two engineering consultants in lieu of their participation in the 2007 Event Plan. The company valued the warrants at $249,000 using the Black-Scholes option/pricing model and charged operations.
NOTE E — Commitments and Other Matters

[1]	Variable Gear, LLC:

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

The company recorded the purchase of the membership interest as additional goodwill. The company also recorded the deferred revenue of $150,000 as other income at June 30, 2007 because all of the company’s obligations regarding this payment have been met. Since there are no operations of the Variable Gear entity since inception, the company has concluded that there is no future benefit to the purchased interest and has impaired the goodwill and recorded a charge of $19,000 at June 30, 2007.

[2]	Employment Agreements:

On April 1, 2002, the company’s majority-owned subsidiary, Ice Surface Development, Inc., entered into employment agreements with three persons as chief executive officer, chief operating officer and vice-president of manufacturing, respectively. The agreements expired on July 31, 2004 and are the subject of litigation between the company, Ice Surface Development, certain officers of Ice Surface and the three individuals. See Note G.

[3]	Leases:

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

On September 14, 2007, the company moved to a new facility located at 1999 Mount Read Blvd., Rochester, New York. The facility consists of approximately 13,650 sq. ft., with executive and engineer offices, conference room, “clean room,” manufacturing and assembly space, automotive bays, dynamometer and lift facilities and approximately thirty acres of land suitable for vehicle testing and demonstration. The company expects to sign a five-year lease for the premises (with a September 1, 2007 lease commencement date) providing for rent to be paid at a rate of $5,687.00 per month ($68,244.00 per annum) and in addition, for the payment of the company’s proportionate share of yearly real estate taxes and yearly common area operating costs. Under the lease, monthly rental payments do not commence until June 1, 2008. The lease contains three 5-year renewal options and grants an option to the company to lease up to an additional 7,000 sq. ft. of adjacent manufacturing and assembly space. During the three months ended March 31, 2008, the Company recorded deferred rent in the amount of $33,000 in connection with this lease (See Note I).
NOTE F— Management Agreement
On February 20, 2004, in June, 2004 and April, 2005, the company entered into consulting agreements with a management consulting firm. The company does not believe the June and/or the April agreements are valid. However, to the extent a court of applicable jurisdiction finally determines that the agreements, or any portion of them, are valid, the company has provided formal notice to the management consulting firm that, in accordance with the agreements’ terms, such agreements have been terminated effective June 30, 2006. (See Note G.)
NOTE G— Litigation
(1)	On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that court’s determination that the June, 2004 and April, 2005 agreements with a management consulting firm are null and void and unenforceable as against the company, its officers and directors. This litigation is in the predeposition, document-production, discovery phase.

(2)	On April 12, 2007, the company commenced a second lawsuit against the same management consulting firm in the Supreme Court, Seventh Judicial District, alleging that such firm had fraudulently induced the company to enter into certain purported agreements with the management firm, did not perform the services for which the company had engaged the firm and that, as a result, the company has been damaged in excess of $6,000,000 by such firm. This litigation is in the predeposition, document-production, discovery phase.

(3)	On October 8, 2007, the controlling persons of the company’s majority-owned subsidiary, Ice Surface Development, Inc.(“ISDI”), namely its chief executive officer, its chief operating officer and its vice-president of manufacturing, filed for arbitration of their claims that ISDI is obligated to pay them certain amounts under their employment contracts. ISDI has opposed plaintiffs’ claims on the grounds that they are without merit. The arbitration is in the predeposition discovery phase.

On October 19, 2007, the same three persons commenced a shareholders’ derivative action in the Federal District Court for the Western District of New York claiming that the company and its president breached their fiduciary duties to the minority shareholders of ISDI in assigning the Dartmouth College ice technology license for inadequate consideration. On January 31, 2008, the company and its president moved to dismiss the complaint for failure to state a cause of action or, in the alternative, to stay such action pending the resolution of plaintiffs’ claims in arbitration. The motion to dismiss was argued before the Court in April, 2008, with a decision expected within a reasonable time.
NOTE H — Royalty Agreement
On December 12, 2007, the company granted High Density Poweretrain, Inc. of Waterford, Michigan (“HDP”) an exclusive, worldwide license to incorporate the company’s constant velocity joint technology in HDP’s family of highly-powered, multifueled, fuel efficient, light weight, cost effective internal combustion engines. In consideration for the grant of the license, the company will receive annual royalties equal to 5% of annual gross revenues generated by the sale of HDP’s multifuel engines, including all sublicense of such technology. There are no minimum royalty payments and the grant does not affect the company’s ability to commercialize its constant velocity joint technology in any other field and/or application. At March 31, 2008, the company did not record any royalties under this agreement.
NOTE I— Subsequent Events
(1)	On April 28, 2008, the company’s board of directors approved, and on April 29, 2008, the company executed, a five-year lease with respect to its new facility located at 1999 Mount Read Blvd., Rochester, New York. The facility consists of approximately 13,650 sq. ft., with executive and engineer offices, conference room, “clean room,” manufacturing and assembly space, automotive bays, dynamometer and lift facilities and approximately thirty acres of land suitable for vehicle testing and demonstration. The lease provides for rent to be paid at a rate of $5,687.00 per month ($68,244.00 per annum) and in addition, for the payment of the company’s proportionate share of yearly real estate taxes and yearly common area operating costs. While the lease has a December 1, 2007 commencement date, monthly rental payments do not commence until June 1, 2008. Rental payments and certain other payments due to the landlord is to be paid in common shares of the company, based upon the closing price per share on the 15th day of the calendar month immediately prior to the date any installment payment of monthly rent or other payment is due landlord. The lease contains three 5-year renewal options and grants an option to the company to lease up to an additional 7,000 sq. ft. of adjacent manufacturing and assembly space.

(2)	On April 28, 2008, the board of directors approved a one-time payment to the chairman of its executive committee equal to approximately $46,000 for special services provided by such person as chairman of such committee. At the same meeting, the board also approved increasing the fee payable to such person for all services rendered by him in all board and board committee capacities to $125,000 for the year beginning January 1, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
PLAN OF OPERATION
(a)	Overall Business Strategy

From its inception in 1996, the company’s overall business plan has been to design, develop, build and commercialize its FTV® worldwide, especially in the Asian, African, South and Central American and Eastern European markets. In addressing issues and solving problems encountered in the design and development of the FTV, the company designed and developed a number of automotive drive-line technologies— i.e. the company’s hydraulic pump/motor system, infinitely variable transmissions, Iso-Torque™ differential and constant velocity joint technology.

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

(b)	Current Status of Business Plan and Ongoing Projects

The company’s plan of operation during the year ending December 31, 2008 is as follows:

1)	to complete and ship approximately seven design-specific infinitely variable transmissions to the National Aeronautics and Space Administration for use in that agency’s lunar rover in connection with NASA’s program entitled “America’s return to the moon”; to continue to work with NASA as an “official” drive-line consultant to the lunar rover project;

2)	to complete the integration of the company’s patented FTV technology, namely, its steer drive, suspension system and high speed tracks, with a cabover truck furnished by a major U.S. automotive company in order commercialize the FTV initially in the North American market and eventually in the worldwide markets of Asia, Africa, Latin and South America and Europe;

3)	to deliver approximately six constant velocity joints to a major U.S. military contractor for installation in the contractor’s production-ready Joint Light Tactical Vehicle the contractor is planning to submit to the U.S. Army in 2008 as part of the bidding process for a contract and to work with the contractor with respect to the commercialization of the company’s other technologies;

4)	to work with another major U.S. automotive manufacturer with respect to the possible installation of the company’s IsoTorque differential in a number of that manufacturer’s vehicles;

5)	to deliver a design-specific, prototype constant velocity joint for installation in a California metropolitan bus company’s hybrid bus and, upon the successful integration of such unit, to explore a potential supply contract with such company for all of its hybrid bus production;

6)	to work with an American subsidiary of a Korean manufacturer for installation of the company’s patented hydraulic pump and motor technology in its construction and agriculture vehicles.

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

In December, 2006, the company was informed by Dr. Petrenko that while the physics underlying the ice technology is still valid and the technology remains promising, he could not estimate a time frame when the technology would be mature enough for automotive commercialization. Given Dr. Petrenko’s assessment with respect to the ice technology, management determined that the unamortized cost of the ice license as of December 31, 2006 should be recorded as an impairment in accordance with SFAS No. 144 as of and for the year ended December 31, 2006.

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

Separately, Ice Engineering, LLC agreed to reimburse approximately $3,500,000 of acquisition and maintenance costs expended by the company in connection with the ice technology. Pursuant to the reimbursement agreement, the company received $500,000 on June 15, 2007. The $3,000,000 balance is to be paid at the rate of $300,000 per quarter commencing March 1, 2008, less approximately $91,000 in fees payable to Dartmouth College accrued through June 14, 2007 to be deducted from the first quarterly reimbursement amount. In the circumstances, the collectibility of the amounts due under the agreement are not reasonably determinable and the cost recovery method of accounting has been applied. At March 31, 2008, the company has accrued $91,000 of these license associated expenses. On April 3, 2008, the company received net proceeds of approximately $209,000 representing the March 1, 2008 quarterly payment.

The company did not receive the March 1, 2008 payment by the due date. Consequently, as of March 1, 2008, Ice Engineering was in violation of the June 15, 2007 reimbursement agreement. The March 1, 2008, payment was received on April 3, 2008. In the event future payments are not received and, upon notice, Ice Engineering fails to cure within sixty calendar days, the Dartmouth license reverts back to Ice Surface Development and the company retains all reimbursement monies previously paid to it.

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

The net loss for the three month period ended March 31, 2008 was $1,184,000 as compared to the three month period ended March 31, 2007 net loss of $831,000. The increase in the net loss of $353,000 is principally related to increase in general and administrative expense.

Research and development expenses for the three month period ended March 31, 2008 amounted to $148,000 as compared to $235,000 for the three month period ended March 31, 2007. This decrease of $87,000 is principally attributable to decreased costs associated with commercializing our technologies.

General and administrative expenses for the three month period ended March 31, 2008 amounted to $1,047,000 as compared to $596,000 for the three month period ended March 31, 2007. This increase amounted to $468,000 and is due, in large part, to the increase in accrued compensation to James and Keith Gleasman of $100,000 and the legal expenditures of $200,000 for patents.

(d)	Liquidity and Capital Resources

The company’s business activities during the three month period ended March 31, 2008 were funded principally through:

•	the receipt in 2007 of the first installment of $500,000 of an aggregate $3,500,000 reimbursement payable in connection with the assignment of the company’s ice technology license and the receipt in 2007 of $126,000 in revenue from the sale of the company’s products to various end-users; and

•	the receipt of approximately $15,000 of revenue during the three month period ended March 31, 2008 attributable to the sale of a prototype to a military contractor.
During the three month periods ended March 31, 2008 and 2007, the company issued 230,689 and 45,977 common shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work and litigation. As of March 31, 2008 and 2007, there are 4,422,937 and 4,920,652 shares available for future grants under the plan.

On March 28, 2008 the board of directors approved the governance and compensation committee’s recommendation that, effective January 1, 2008, each of the Gleasmans be compensated at the rate of $300,000 per year. Such amount is payable in cash. No payment of all or any portion of the Gleasmans’ compensation shall be paid unless and until the company shall have the requisite cash available. The determination of the availability of the requisite amount of cash shall be made by the board of directors in the light of approved-budgets, existing and anticipated capital requirements and existing and estimated cash flows. Unpaid amounts are accumulated and carry over from one year to the next. No amount was paid to either of the Gleasmans under this compensation arrangement during the three month period ended March 31, 2008. The amount of unpaid compensation was accrued as of March 31, 2008 in the amount of $150,000.

At March 31, 2008 and 2007, the company’s cash position was $63,000 and $192,000 and the company had a working capital deficiency of $1,645,000 and $1,473,000. The company’s cash position at anytime during the three month periods ended March 31, 2008 and 2007 was dependent upon its success in selling its preferred stock, the receipt of reimbursement monies with respect to its ice technology license and revenues generated by the sale of its products. The company believes that it will be able to sustain operations during the twelve month period beginning April 1, 2008 based upon the receipt of revenues from the sale of its products, monies generated by contractually scheduled payments of reimbursement monies in connection with the assignment of its ice technology and an outstanding funding commitment from a director/officer to fund deficiencies that may arise up to $400,000.

At March 31, 2008 and 2007, the company had accounts payable and accrued expenses of $2,108,000 and 1,712,000, of which $1,451,000 is attributable to amounts claimed by the former officers and directors of the company’s ice technology subsidiary. (See Legal Proceedings.)

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

The company recorded the purchase of the membership interest as additional goodwill. The company also recorded the deferred revenue of $150,000 as other income at June 30, 2007 because all of the company’s obligations regarding this payment have been met. Since there are no operations of the Variable Gear entity since inception, the company has concluded that there is no future benefit to the purchased interest and has impaired the goodwill and recorded a charge of $19,000 at June 30, 2007.

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

Impairment of Long-Lived Assets

The Company has adopted SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” Accordingly, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, management assesses the recoverability of the assets. Management is also required to evaluate the useful lives each reporting period. When events or circumstances indicate, our long-lived assets, including intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as impairment. See management’s discussion of its determination that the carrying value of the company’s ice technology was impaired under SFAS No. 144 as of December 31, 2006 on page 9 of this annual report.

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

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management has determined that the adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of March 31, 2008, the Company has not elected to use the fair value option allowed by SFAS 159. Management has determined that the adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

(f)	Impact of Inflation

Inflation has not had a significant impact on the company’s operations to date and management is currently unable to determine the extent inflation may impact the company’s operations during the three month period ended March 31, 2008.

(g)	Quarterly Fluctuations

As of March 31, 2008 and 2007, the company had not engaged in substantial revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.

Item 4. CONTROLS AND PROCEDURES
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

The company’s management, including the chief executive officer and interim chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2008 pursuant to Rule 13a-15(b) under the Exchange Act and has concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

The company’s management, with the participation of the company’s chief executive officer and interim chief financial officer, has concluded that there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
(1)	On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that court’s determination that certain, purported agreements with a management consulting firm are null and void and unenforceable as against the company, its officers and directors. This litigation is in the predeposition, document-production discovery phase.

(2)	On April 12, 2007, the company commenced a second lawsuit against the same management consulting firm in the Supreme Court, Seventh Judicial District, alleging that such firm had fraudulently induced the company to enter into certain purported agreements with the management firm, did not perform the services for which the company had engaged the firm and that, as a result, the company has been damaged in excess of $6,000,000 by such firm. This litigation is in the predeposition, document-production discovery phase.

(3)	On October 8, 2007, the controlling persons of the company’s majority-owned subsidiary, Ice Surface Development, Inc.(“ISDI”), namely its chief executive officer, its chief operating officer and its vice-president of manufacturing, filed for arbitration of their claims that ISDI is obligated to pay them certain amounts under their employment contracts. ISDI has opposed plaintiffs’ claims on the grounds that they are without merit. The arbitration is in the predeposition discovery phase.

On October 19, 2007, the same three persons commenced a shareholders’ derivative action in the Federal District Court for the Western District of New York claiming that the company and its president breached their fiduciary duties to the minority shareholders of ISDI in assigning the Dartmouth College ice technology license for inadequate consideration. On January 31, 2008, the company and its president moved to dismiss the complaint for failure to state a cause of action or, in the alternative, to stay such action pending the resolution of plaintiffs’ claims in arbitration. The motion to dismiss was argued before the Court in April, 2008, with a decision expected within a reasonable time.
Item 1A. Risk Factors.
     There have been no significant changes to the risk factors facing the company as disclosed in the Company’s Form 10-K for the year ended December 31, 2007, other than those described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation and Part II, Item 1, Legal Proceedings, all as set forth herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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
Item 5. Other Information
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

10.52	License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, Inc. made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology from Torvec to Ice Engineering, incorporated by reference to Form 8-K filed on July 18, 2007.

10.53	License Agreement by and between High Density Powertrain and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;

10.54	Consulting Agreement by and between Clifford Carlson and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;

10.55	Minutes of meeting of Governance and Compensation Committee dated February 19, 2008 establishing compensation for the company’s president and chief executive officer and amending the company’s commercializing event plan, incorporated by reference to annual report (Form 10-K) filed for year ended December 31, 2007.
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

Date: May 20, 2008	TORVEC, INC.
	By:	/s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 20, 2008	By:	/s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer and
Interim Chief Financial Officer

EXHIBIT INDEX

EXHIBIT			PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

	2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.	N/A

(3)	Articles of Incorporation, By-laws

	3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.5	Certification of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.	N/A

	3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26,2007 increasing authorized common shares from 40,000,000 to 400,000,000 common shares, incorporated by reference to annual report Form 10-K filed for the calendar year ended December 31, 2006.	N/A

(4)	Instruments defining the rights of holders including indentures

	None		N/A

(9)	Voting Trust Agreement

	None		N/A

(10)	Material Contracts

	10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;		N/A

10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999 as amended by reference to Form S-8 Registration Statement registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000,2,500,000 and 5,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, April 20, 2004 and October 13, 2006 respectively;		N/A

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;		N/A

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;		N/A

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;		N/A

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;		N/A

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;		N/A

EXHIBIT		PAGE

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;	N/A

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;	N/A

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005,	N/A

EXHIBIT		PAGE

incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steve Urbanik, Floyd G. Cady, Jr. and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated b y reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005	N/A

10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004, creating the non-management directors plan, incorporated by reference to Form 10-KSB for fiscal year ended December 31, 2005	N/A

10.47	Excerpts from minutes of the meeting of Board of Directors Torvec, Inc., adopting changes to the non-management directors plan creating a commercializes event plan, approving an increase in shares to be issued under business consulting plan and adopting recommendation that shareholders increase number of authorized common Shares from 40,000,000 to 400,000,000, incorporated by reference to Form 8-K filed on October 16, 2006.	N/A

10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm, incorporated by reference to Form 8-K filed on June 20, 2006;	N/A

10.49	Letter agreement with American Continental Group, LLC dated October 27, 2006 incorporated by reference to Form 8-K filed on October 30, 2006;	N/A

10.50	New York State School Bus Proposal, incorporated by reference to Form 10-Q filed for the quarter ended March 31, 2006;	N/A

10.51	Order of Supreme Court of the State of New York directing the Monroe County Clerk to release back to the company 40,000 common shares and 245,000 common stock warrants issued to a management consulting firm with which the company is in litigation and held in escrow by such Clerk by virtue of a previous court order and directing the return to the company of a $250,000 (less administrative fee) undertaking deposited with the Monroe County Treasurer in connection with the same litigation, incorporated by reference to Form 10-Q filed for the quarter ended March 31, 2007;	N/A

10.52	License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, Inc. made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology to Ice Engineering, incorporated by reference to Form 8-K filed on July 18, 2007.	N/A

10.53	License Agreement by and between High Density Powertrain and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;

10.54	Consulting Agreement by and between Clifford Carlson and Torvec, Inc. dated December 12, 2007, incorporated by

EXHIBIT		PAGE
reference to current report (Form 8-K) filed December 14, 2007;
10.55	Minutes of meeting of Governance and Compensation Committee dated February 19, 2008 establishing compensation for the company’s president and chief executive officer and amending the company’s commercializing event plan, incorporated by reference to annual report (Form 10-K) filed for year ended December 31, 2007.
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