Form 10-Q
period 2008-06-30
TORVEC INC
filed 2008-08-14
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at July 31, 2008

Common Stock, $.01 par value	32,237,669

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — June 30, 2008 (Unaudited) and December 31, 2007 (Derived from Audited Financial Statements)	3

Condensed Consolidated Statements of Operations—Three and Six Months Ended June 30, 2008 and 2007 and September 25, 1996 (Inception) through June 30, 2008 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2008 and 2007 and September 25, 1996 (Inception) through June 30, 2008 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	27

Item 6. Exhibits	27-30

SIGNATURES PAGE	31

EXHIBIT INDEX	32

Exhibit 31
Exhibit 32

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2008	December 31, 2007
		(Derived from
		Audited Financial
	(Unaudited)	Statements)

ASSETS
Current assets:
Cash	$113,000	$192,000
Inventory	46,000	—
Prepaid expenses and other receivables	37,000	43,000

Total current assets	196,000	235,000

Property and Equipment:
Office equipment	68,000	67,000
Shop equipment	139,000	129,000
Leasehold improvements	213,000	149,000
Transportation equipment	106,000	106,000

	526,000	451,000
Less accumulated depreciation and amortization	205,000	170,000

Net property and equipment	321,000	281,000

Total Assets	$517,000	$516,000

LIABILITIES
Current liabilities:
Notes payable, current portion	$15,000	$15,000
Accounts payable	190,000	261,000
Accrued liabilities	300,000	1,704,000

Total current liabilities	505,000	1,980,000
Deferred income	898,000	500,000
Deferred rent	44,000
Notes payable, net of current portion	37,000	43,000

Total liabilities	1,484,000	2,523,000

Commitments and contingencies

CAPITAL DEFICIENCY
Preferred stock, $.01 par value, 100,000,000 shares authorized
3,300,000 designated as Class A, Non-voting, cumulative dividend $.40 per share, per annum, convertible, June 30, 2008 and December 31, 2007 713,351 and 732,493 shares issued and outstanding (liquidation preference $3,745,052 and $3,701,162)	8,000	8,000
300,000 designated as Class B, Non-voting, cumulative dividend $.50 per share, per annum, convertible, June 30, 2008 and December 31, 2007 97,500 shares issued and outstanding (liquidation preference $336,063 and $311,787)	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized, 32,140,456 and 31,640,045 issued and outstanding, at June 30, 2008 and December 31, 2007, respectively	321,000	316,000
Additional paid-in capital	47,443,000	45,926,000
Deficit accumulated during the development stage	(48,740,000)	(48,258,000)

Total Capital Deficiency	(967,000)	(2,007,000)

Total Liabilities and Capital Deficiency	$517,000	$516,000

See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended	Three Months ended	Six Months ended	Six Months ended	From Inception
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	thru 06/30/08

Revenue	15,000	28,000	30,000	28,000	156,000

Cost of Goods Sold	6,000	26,000	11,000	26,000	131,000

Gross Profit	9,000	2,000	19,000	2,000	25,000

Costs and expenses
Research and development	114,000	155,000	262,000	390,000	15,062,000
Selling, general and administrative	734,000	904,000	1,781,000	1,500,000	35,592,000
Asset Impairment	—	—	—	—	1,071,000

Loss from operations	(839,000)	(1,057,000)	(2,024,000)	(1,888,000)	(51,700,000)
Other Income	—	130,000	1,000	130,000	147,000

Loss before Gain and minority interest	(839,000)	(927,000)	(2,023,000)	(1,758,000)	(51,553,000)
Gain on cancellation of debt	1,541,000		1,541,000		1,541,000
Minority interest in Loss of consolidated subsidiary	—	—	—	—	1,272,000

Net Income (Loss)	702,000	(927,000)	(482,000)	(1,758,000)	(48,740,000)

Preferred stock beneficial conversion feature					763,000
Preferred stock dividend	84,000	85,000	167,000	170,000	1,036,000

Net income (loss) attributable to common stockholders	618,000	(1,012,000)	(649,000)	(1,928,000)	(50,539,000)

Basic and Diluted net income (loss) attributable to common stockholders per share	0.02	(0.03)	(0.02)	(0.06)

Weighted average number of shares of
Common stock Basic	32,020,000	31,352,000	31,899,000	31,371,000
Common stock Diluted	35,751,000	31,352,000	31,899,000	31,371,000
See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			September 25,
			1996
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(482,000)	$(1,758,000)	$(48,740,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,000	21,000	2,418,000
Loss on impairment of license	—	—	1,071,000
Impairment of goodwill	—	19,000	19,000
Gain on sale of fixed assets	—	—	(10,000)
Minority interest in gain (loss) of consolidated subsidiary	—	—	(1,272,000)
Compensation expense attributable to common stock in Subsidiary	—	—	619,000
Common stock issued for services	1,109,000	417,000	12,805,000
Shares issued for future consulting services	—	—	103,000
Stockholder contribution of services	—	150,000	2,409,000
Compensatory common stock, options and warrants	249,000	650,000	17,501,000

Changes in:
Accounts receivable	—	(28,000)	—
Inventory	(46,000)	—	(46,000)
Prepaid expenses	6,000	4,000	124,000
Deferred rent	44,000	—	44,000
Accounts payable and accrued expenses	(1,475,000)	99,000	2,398,000
Deferred Income	398,000	350,000	898,000

Net cash used in operating activities	(162,000)	(76,000)	(9,659,000)

Cash flows from investing activities:
Purchase of property and equipment	(11,000)	—	(360,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of fixed asset	—	—	10,000

Net cash used in investing activities	(11,000)	—	(366,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	100,000	—	6,601,000
Net proceeds from sales of preferred stock	—	—	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Proceeds from long — term borrowings	—	—	85,000
Repayments of long — term debt	(6,000)	(6,000)	(57,000)
Proceeds from stockholders’ loan and advances	—	—	250,000
Repayment of stockholders’ loan and advances	—	—	(147,000)
Distributions	—	—	(365,000)

Net cash provided by (used in) financing activities	94,000	(6,000)	10,138,000

Net decrease in cash	(79,000)	(82,000)	113,000
Cash at beginning of period	192,000	720,000

Cash at end of period	$113,000	$638,000	$113,000

Supplemental Disclosures:
Interest paid	$3,000	$8,000

Non cash investing and financing activities:
Shares issued for acquisition leasehold improvements	64,000	—
Preferred stock issued in payment of dividend	6,000	—
Shares issued for acquisition of VariableGear	—	19,000
See notes to condensed consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE A — The Company and Basis of Presentation
The interim information contained herein with respect to the three and six month periods ended June 30, 2008 and 2007 and the period from September 25, 1996 (inception) through June 30, 2008 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three and six month periods ended June 30, 2008 and 2007 and since inception. The results are not necessarily indicative of results to be expected for the entire year.

Torvec, Inc. (the “company”) was incorporated as a New York State business corporation in September 1996. The company, which is in the development stage, has developed technology for use in automotive applications. In September, 1996, the company acquired numerous patents, inventions and know-how contributed by Vernon E. Gleasman, James Y. Gleasman and Keith E. Gleasman (the“Gleasmans”). The company has developed, designed and intends to commercialize its infinitely variable transmissions, its pumps/motors, its IsoTorque differential, its constant velocity joint and the substructure and components of its full terrain vehicle.

The company’s financial statements have been prepared assuming that it will continue as a going concern. For the period from September 1996 (inception) through June 30, 2008, the company has a deficit accumulated during the development stage of $48,740,000, and at June 30, 2008 has a working capital deficiency of $309,000 and a capital deficiency of $967,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts have been principally devoted to the development of its technologies and commercializing its products. Management believes that based upon its current cash position, its budget for its business operations through June 30, 2009, and an outstanding funding commitment from a director/officer to fund deficiencies that may arise up to $400,000, will not be able to meet its anticipated cash requirements through June 30, 2009. These conditions indicate that the Company may not be able to continue as a going concern.

The Company is actively seeking additional sources of capital. There can be no assurance that the Company can successfully implement its business plan or raise sufficient capital on acceptable terms. Without sufficient additional capital or debt financing, and ultimately profitable operating results the Company will not be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
NOTE B — Summary of Significant Accounting Policies
[1]	Consolidation:

The financial statements include the accounts of the company, its majority-owned subsidiary, Ice (56% owned at June 30, 2008 and 69% owned at June 30, 2007), and its wholly-owned subsidiaries Iso-Torque Corporation, IVT Diesel Corp. and Variable Gear LLC. All material intercompany transactions and account balances have been eliminated in consolidation.

[2]	Cash and Cash Equivalents:

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

[4]	Income (Loss) per Common Share:

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. For the three months ended June 30, 2007 and for the six months ended June 30, 2008 and 2007, the company excluded 4,567,588, 3,105,149 and 4,567,588 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share at June 30, 2008.

	Three Months	Three Months	Six Months	Six Months
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Numerator:
Net (loss) income	$702,000	$(1,758,000)	$(482,000)	$(927,000)

Denominator:
Denominator for basic earnings per share (weighted average shares)	32,020,000	31,352,000	31,899,000	31,371,000

Effect of dilutive securities:
Preferred A Shares	713,000
Preferred B Shares	97,000
Options Outstanding	642,000
Warrants	2,279,000

Denominator for diluted earnings per share (adjusted weighted average shares) and assumed conversions	35,751,000	31,352,000	31,899,000	31,371,000

Basic earnings per share	$0.02	$(0.06)	$(0.02)	$(0.03)

Diluted earnings per share	$0.02	$(0.06)	$(0.02)	$(0.03)

[5]	Income Taxes:

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “ Accounting for Income Taxes,” the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adopted the provisions of Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment for uncertain tax provisions. At the adoption date of January 1, 2007, we had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that more likely than not to be realized. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions. The tax years 2005 — 2007 remains open to examination by the major tax jurisdictions to which we are subject.

[6]	Inventory

The Company’s inventories consisted of the following at June 30, 2008 and 2007:

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

We follow Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. For options with graded vesting, we value the stock option grants to vendors and other non employees, directors and recognize compensation expense as if each vesting portion of the award was a separate award. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized in the cash flow statement as a financing activity rather than as an operating activity.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123(R).

By its terms, the Plan terminated on May 28, 2008 as to the grant of new options thereunder, outstanding but unexercised options previously issued under the Plan remain exercisable in accordance with their terms.

[9]	Revenue Recognition:

The company’s terms provide that customers are obligated to pay for products sold to them within a specified number of days from the date that title to the products is transferred to the customers. The company’s standard terms are typically net 30 days. The company recognizes revenue when transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery depending on the terms of the agreement with a particular customer and collectibility is reasonably assured. The Company also considers the credit-worthiness of the customer. The sale price of the company’s products is substantially fixed and determinable at the date of the sale based upon purchase orders generated by a customer and accepted by the company. The company will use the allowance method to record receivables that are uncollectible.

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

Effective January 1, 2008, the company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of June 30, 2008, the company has not elected to use the fair value option allowed by SFAS 159. Management has determined that the adoption of SFAS 159 did not have a material effect on the company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The company is currently evaluating the effect, if any, the adoption will have on the company’s financial position and results of operations, but does not expect the adoption of SFAS 160 to have a significant impact on the company’s financial position.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Ðisclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. In review of SFAS 161, the Company has determined that it is not applicable and will have no effect to its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), “The Heirarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is not expected as a result in a change in our current practice.
NOTE C — RELATED PARTY TRANSACTIONS
[1]	Commencing January 1, 2004, James Y. Gleasman and Keith E. Gleasman (the “Gleasmans”) agreed to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all of their inventions to the company on a noncompensated basis. In addition, Keith Gleasman agreed to continue as President and James Gleasman agreed to serve as the company’s chief executive officer and interim chief financial officer. During the six month period ended June 30, 2007 the company did not pay the Gleasmans any consulting fees for their services in accordance with this policy. The company recorded approximately $150,000 for the estimated value of these services for the six month period ended June 30, 2007 as a contribution to capital based upon approved time and hours spent. For such period, the company recorded $100,000 to research and development and $50,000 to general and administrative based upon management’s estimate.

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

Since the company did not have the requisite cash available to pay the Gleasmans compensation under their new arrangement with the company with respect to the six month period ended June 30, 2008, the company accrued an aggregate $300,000 of compensation expense for such period and recorded the compensation expense of $100,000 to research and development and $200,000 to general and administrative expense based upon management’s estimate.

[2]	During the three and six month periods ended June 30, 2008, the company paid $25,350 and $50,700 respectively, to a member of the Gleasman family for administrative, technological and engineering consulting services. During the three and six month periods ended June 30, 2007, the company paid $23,400 and 41,900 to the same person for similar services. Management believes this compensation is reasonable.

[3]	During the three and six month periods ended June 30, 2008, the company paid $23,270 and $46,540, respectively, to a family member of its general counsel for engineering services rendered to the company. Management believes this compensation is reasonable.

[4]	On September 14, 2007, the company moved its executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, in which David M. Flaum, a company director, is a partner. On April 28, 2008, the company’s board of directors approved the terms of a lease and such lease was executed on April 29, 2008. (See Note E 2).

[5]	On June 29, 2000, the company granted an exclusive world-wide license of all its automotive technologies to Variable Gear, LLC for the aeronautical and marine markets for $150,000 cash. The company recorded the receipt of the $150,000 as deferred revenue to be recognized when all conditions for earning such fees are complete. At the time of its formation and through June 6, 2007 when his interest was purchased, Robert C. Horton, a company shareholder, owned 51% of Variable Gear, LLC. On June 6, 2007, the company purchased Mr. Horton’s entire interest in Variable Gear for 5,000 shares of common stock for $19,250. The company recognized the deferred revenue of $150,000 as other income and recorded an impairment of the goodwill of $19,250, since there were no operations of the entity since inception.
NOTE D — Capital Deficiency
[1]	Class A Preferred stock:

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

The company has sold an aggregate 779,401 Class A Preferred for aggregate proceeds of $3,062,046. The company has issued an aggregate 198,349 common stock warrants in connection with the sale of Class A Preferred to the holders of the Class A Preferred, all exercisable over a 10 year period at $.01 per common share. 182,099 of these warrants have been exercised through June 30, 2008.

The company did not sell any Class A Preferred or issue any warrants during the three and six month periods ended June 30, 2008 and 2007.

From April 19, 2004 through June 30, 2008, five Class A Preferred holders have converted an aggregate 66,050 Class A Preferred into an equal number of common shares. No Class A Preferred were converted during the three month period ended June 30, 2008 and 25,000 Class A Preferred were converted during the first quarter of 2008.

From September 2004 through June 30, 2008, an aggregate 13,889 Class A Preferred shares have been issued as dividends, with none issued during the three month period ended June 30, 2008 and 5,881 Class A Preferred issued as dividends during the first quarter of 2008.

At June 30, 2008 and 2007, Class A Preferred dividends in arrears amounted to approximately $891,000 and $629,000, respectively.

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

During the three and six month periods ended June 30, 2008 and 2007, the company did not sell any Class B Preferred. No Class B Preferred have been converted into common stock through June 30, 2008.

At June 30, 2008 and 2007, Class B Preferred dividends in arrears amounted to approximately $123,000 and $74,000, respectively.

[3]	Common Stock

On June 23, 2008 the company sold 36,364 common shares to an accredited investor for proceeds of $100,000.

[4]	Stock-Option Plan:

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

	Six Months Period Ended June 30, 2008
		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding at beginning of period	1,021,848	$4.77
Granted	—	—
Expired	(380,000)	—

Outstanding at end of period	641,848	4.70	$—

Options exercisable at end of period	641,848	4.70	$—

Options Vested and Expected to Vest	641,848	4.70	$—

By its terms, the company’s Option Plan terminated as to the grant of future options on May 28, 2008. Consequently, no additional stock options will be granted under the Option Plan, although outstanding options remain available for exercise in accordance with their terms.

The following table represents information relating to stock options outstanding at June 30, 2008:

Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
	Exercise	Remaining Life		Exercise
Shares	Price	in Years	Shares	Price
591,848	5.00	5.37	591,848	5.00
50,000	2.26	4.92	50,000	2.26

641,848	4.70	5.31	641,848	4.70

As of June 30, 2008, the company did not have any unrecognized stock compensation related to unvested awards.

[5]	Business Consultants Stock Plan:

For the three month periods ended June 30, 2008 and 2007, the company issued 202,286 and 74,646 common shares to business consultants under the Business Consultants Stock Plan and charged $509,453 and $295,000 to operations in connection with these share issuances. For the six month period ended June 30, 2008 and 2007, the company issued 432,975 and 120,623 common shares to business consultants under the Plan and charged operations $1,165,542 and $661,000 in connection with these services. Share issuances are valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which are valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which are valued as of the end of each quarter effective October 13, 2006. As of June 30, 2008, 4,220,651 shares are available for future issuances under the Business Consultants Stock Plan.

[6]	Nonmanagement Directors Plan:

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

Due to changes made to the Nonmanagement Directors Plan described below, the company did not issue any warrants under the plan for the three and six month periods ended June 30, 2008 and 2007. No previously issued warrants were exercised during the three and six month periods ended June 30, 2008. No warrants were exercised under the plan during the three month period ended June 30, 2007 and 6,000 warrants were exercised during the first quarter of 2007.

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

The Nonmanagement Directors Plan was also modified to provide that the chairman of the board, chairman of the executive committee and chairman of the governance and compensation committee, one person, will be paid an aggregate $110,000 per annum for all services rendered by him as a director and in such capacities. This proposal was made in the light of the risks associated with the positions he has undertaken as well as the fact that he is and has been since the summer of 2005, serving the company in these positions on a full-time basis. The proposal was also made in recognition of the fact that the services required to be performed by the chairman of the board’s executive committee and of its governance and compensation committee have expanded both in responsibilities covered and time expended. The effective date for these adjustments to the plan was July 1, 2007.

On April 28, 2008, the plan was again modified to increase the compensation of the person serving as chairman of the board, chairman of the executive committee, chairman of the governance and compensation committee (one person) to $125,000 per annum.

During the three month periods ended June 30, 2008 and 2007, the company issued 25,388 and 9,982 common shares under the plan to satisfy the March 31, 2008 and 2007 payables in the amount of $62,199 and $41,925 and recorded charges of $62,199 and $41,925,respectively, for such periods.

During the six month periods ended June 30, 2008 and 2007, the company issued 44,243 and 17,967 common shares under the plan to satisfy payables in the amount of $120,648 and $83,850 recorded a charge of $120,648 and $83,850 for such periods.

On April 28, 2008, the board of directors approved a one-time payment to its chairman of the governance and compensation committee of $46,000 for special services rendered in connection with required compliance under the Sarbanes-Oxley Act. This amount was paid by the issuance of 19,167 common shares valued as of the closing price on April 28, 2008. The company charged $46,000 to operations in connection with such services.

[7]	Business, Financial and Engineering Consultants:

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

[8]	Warrants:

As of June 30, 2008, outstanding warrants to acquire shares of the company’s common stock are as follows:

		Number of
Exercise		Shares
Price	Expiration	Exercisable
(a)	(a)	125,000	(a)
$.75	None	500,000	(b)
$.01	None	511,200	(c)
$.01	None	54,500	(d)
(e)	(e)	(e)	(e)
$.01	None	39,000	(f)
$5.00	10 years	255,000	(g)
$.01	None	6,000	(h)
$.01	None	16,250	(i)
$1.00	None	20,500	(j)
(k)	(k)	(k)	(k)
(l)	(l)	(l)	(l)
$3.27	10 years	400,000	(m)
$3.75	10 years	200,000	(n)
$5.00	10 years	50,000	(o)
$5.00	10 years	100,000	(p)

(a)	Exercisable only if the company has an IPO at the IPO price and exercisable five years from IPO. Through June 30, 2008, the company has not conducted an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s automotive technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

(c)	The company has issued 1,080,000 warrants, exercisable at $.01 per common share, to a management consulting firm. 528,800 of these warrants have been exercised for aggregate proceeds of $5,484. The company is in litigation with this management consulting firm. In accordance with the court of original jurisdiction’s order rendered on May 8, 2006, the company was required to honor immediately the exercise of 40,000 of the 551,200 warrant balance, to issue an additional 245,000 warrants, exercisable at $.01 per common share and to honor, if and when presented for exercise, the remaining 511,200 previously issued warrants. The company appealed the lower court’s order to the Appellate Division of the New York Supreme Court. On March 16, 2007, the Appellate Division unanimously reversed the lower court’s order in its entirety. During the pendency of its appeal, the company had been required to deposit with the clerk of the court 40,000 common shares, 245,000 common stock warrants and $250,000. As the result of the Appellate Court’s decision, the lower court ordered of the 40,000 common shares, 245,000 common stock warrants and $250,000 to the company. Upon such return, the company cancelled both the 40,000 common shares and the 245,000 common stock warrants. Thus, the 511,200 warrants do not include either the 40,000 warrants which were exercised or the 245,000 warrants, both of which were cancelled on the company’s books. See Notes F and G.

(d)	The company has issued an aggregate 123,500 warrants to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note D 5). An aggregate 69,000 warrants have been exercised for approximately $630 of proceeds, with 6,000 warrants exercised during the second quarter of 2007 for proceeds of $60. No warrants were exercised during the three and six month periods ended June 30, 2008.

(e)	During 2005, the company issued 120,000 warrants to a consultant, immediately exercisable at $.01 per common share. 48,000 warrants were exercised in 2005. The remaining 72,000 warrants were exercised in 2006. During the years ended December 31, 2006 and 2005, the company received proceeds of $720 and $480 respectively.

(f)	In 2005, the company issued 12,000 warrants to a consultant, immediately exercisable at .01 per common share. During 2005, 3,000 warrants were exercised for proceeds of $30. In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share.

(g)	During 2005, the company issued 210,000 warrants to certain engineering consultants, exercisable immediately for a ten year term at $5.00 per common share. During 2006, the company issued 295,000 warrants to certain engineering consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if the company sells, licenses or otherwise transfers one or more technologies for value. The engineering consultants holding 445,000 of these warrants agreed to cancel them in the fourth quarter of 2007 in exchange for their participation in the company’s Commercializing Event Plan. On March 28, 2008, the company issued an aggregate 195,000 warrants exercisable until 2016 at $5.00 per common shares to two engineers who elected not to participate in the company’s 2007 Commercializing Event Plan. The company recorded a charge of $249,000 to general and administrative expense.

(h)	During 2005, the company issued 6,000 warrants to a consultant, exercisable at .01 per common share. None of these warrants have been exercised through June 30, 2008.

(i)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, exercisable at $.01 per common share. During 2006, the company issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share. An aggregate 182,099 of these warrants have been exercised for proceeds of approximately $1,258, including 2,500 and 12,500 warrants exercised in the six month periods ended June 30, 2008 and 2007. No additional warrants were issued in the six month period ended June 30, 2008.

(j)	During 2006, one investor purchased 20,500 warrants immediately exercisable at $1.00 per common share for a purchase price of $2,000. None of these warrants have been exercised through June 30, 2008.

(k)	During 2006, the company issued 360,000 warrants to a director for specific services rendered by such director as chairman of the company’s executive committee. These warrants were exercised on September 1, 2006 and September 11, 2006 at $.01 per common share. The company received proceeds of $3,600.

(l)	In connection with its business and financial operations for the year ended December 31, 2006, the company issued 91,583 warrants, immediately exercisable over a ten year term at $.01 per common share. During the year ended December 31, 2006, 91,083 of these warrants were exercised for proceeds of $910. During the year ended December 31, 2007, the remaining 500 warrants were exercised for proceeds of $5.00.

(m)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. None of these warrants have been exercised through June 30, 2008.

(n)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to its governmental affairs consultant. None of these warrants have been exercised through June 30, 2008.

(o)	During 2007, the company issued 50,000 warrants exercisable for ten years at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company to potentially place its products in various state school bus programs. The company recorded a charge of $249,000 to general and administrative expenses. None of these warrants have been exercised through June 30, 2008.

(p)	During 2007, the company issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with the company’s engagement to furnish constant velocity joints to a military contractor. The company recorded a charge of $401,000 to general and administrative expenses. None of these warrants have been exercised through June 30, 2008.

The following summarizes the activity of the company’s outstanding warrants for the six month period ended June 30, 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2008	2,084,950	$3.14	4.90 years	$3,072,861
Granted	195,000	$5.00	8.84 years
Exercised	(2,500)
Canceled or expired

Outstanding at June 30, 2008	2,277,450	$3.30	4.64 years	$1,922,787

Exercisable at June 30, 2008	1,652,450	$3.93	4.42 years	$1,257,787
[9]	Issuance of Stock and Warrants by Subsidiary:

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

The company issued an aggregate 342,500 business consultants share valued at an aggregate $972,125 to the trust to satisfy the payment of invoices submitted by the consultants for services rendered through December 31, 2007. The trustee has sold an aggregate 339,045 business consultants shares for aggregate proceeds of $977,059 through December 31, 2007 and distributed the proceeds from the trust to the consultants in accordance with the trust’s terms.

During the three and six month periods ended June 30, 2008, the company issued 70,000 and 130,000 business consultants shares valued at $184,300 and $349,300, respectively, to the trust to satisfy the payment of invoices submitted by the consultants for services rendered during such periods. During the three and six month periods ended June 30, 2007, the trustee sold 32,500 and 42,500 business consultant shares and distributed $127,875 and $172,375 in proceeds to the consultants in accordance with the trust’s terms.

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

On April 30, 2008, the company issued an aggregate 5,581 business consultant shares to thirteen participants in the 2007 Event Plan (465 shares to each of nine director, officer and administrative participants and 349 shares to each of four engineer participants) upon receipt of the first quarterly payment from Ice Engineering, LLC.

The company is accounting for the settlement of its commission arrangement with respect to this commercializing event transaction under SFAS 123(R) “Share Based Payment”. For the three and six month periods ended June 30, 2008, the company recorded a charge to operations in the amount of $16,730 and $27,687, respectively, representing the fair value of the equity instruments issued.

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
Black-Scholes Inputs

Term	8.84 years

Risk-free rate	2.89%

Volatility	0.55

Dividend yield	0.0%

NOTE E — Commitments and Other Matters
[1]	Employment Agreements:

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

[2]	Leases:

During the last three years, the company leased executive office space at Powder Mills Office Park, Pittsford, New York and leased research, development and manufacturing space in Webster, New York. The company terminated its Powder Mills lease as of June 30, 2007 and its Webster lease as of December 31, 2007 in order to access additional manufacturing and assembly space and to consolidate its executive and manufacturing functions under one roof. The company was released from all further obligations under these leases. Rent expense for the three and six months ended June 30, 2008 and 2007 are $16,000, $49,000, $5,000, $27,000, respectively.

On September 14, 2007, the company moved to a new facility located at 1999 Mount Read Blvd., Rochester, New York. The facility consists of approximately 13,650 sq. ft., with executive and engineer offices, conference room, “clean room,” manufacturing and assembly space, automotive bays, dynamometer and lift facilities and approximately thirty acres of land suitable for vehicle testing and demonstration. On April 29, 2008, the company executed a five-year lease for the premises (with a December 1, 2007 lease commencement date) providing for rent to be paid at a rate of $5,687.00 per month ($68,244.00 per annum) and in addition, for the payment of the company’s proportionate share of yearly real estate taxes and yearly common area operating costs. Under the lease, monthly rental payments commenced June 1, 2008. The lease contains three 5-year renewal options and grants an option to the company to lease up to an additional 7,000 sq. ft. of adjacent manufacturing and assembly space. During the three and six months ended June 30, 2008, the company recorded deferred rent in the amount of $33,000 and $44,000, respectively, in connection with this lease.
Rental payments and certain other payments due to the landlord is to be paid in common shares of the company, based upon the closing price per share on the 15th day of the calendar month immediately prior to the date any installment payment of monthly rent or other payment is due landlord.
NOTE F — Management Agreement
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
NOTE G — Litigation
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

On June 27, 2008, the Federal Court dismissed, with prejudice, the shareholders derivative action in its entirety. Based upon its reading of the Court’s decision, management believes the dismissal effectively ends of the litigation involving the assignment of the ice technology license, and eviscerates the arbitration proceeding since the Court held that the approximate $1,495,000 liability claimed to be owed to the plaintiffs had in fact been paid to them by the issuance of Ice Surface Development common stock on June 7, 2007.
NOTE H — Royalty Agreement
On December 12, 2007, the company granted High Density Poweretrain, Inc. of Waterford, Michigan (“HDP”) an exclusive, worldwide license to incorporate the company’s constant velocity joint technology in HDP’s family of highly-powered, multifueled, fuel efficient, light weight, cost effective internal combustion engines. In consideration for the grant of the license, the company will receive annual royalties equal to 5% of annual gross revenues generated by the sale of HDP’s multifuel engines, including all sublicense of such technology. There are no minimum royalty payments and the grant does not affect the company’s ability to commercialize its constant velocity joint technology in any other field and/or application. At June 30, 2008, the company did not record any royalties under this agreement.
NOTE I — Gain on Cancellation of Debt
On June 27, 2008, the company was awarded a judgment that dismissed, with prejudice, an action seeking accrued compensation under certain employment agreements. The federal district court rendered its decision that consideration for such accrual had been satisfied in shares of ISDI stock with a carrying value of $0, which were immediately converted into a right to receive an increased percentage of future royalty payments.

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
Separately, Ice Engineering, LLC agreed to reimburse approximately $3,500,000 of acquisition and maintenance costs expended by the company in connection with the ice technology. Pursuant to the reimbursement agreement, the company received $500,000 on June 15, 2007. The $3,000,000 balance is to be paid at the rate of $300,000 per quarter commencing March 1, 2008, less approximately $91,000 in fees payable to Dartmouth College accrued through June 14, 2007 to be deducted from the first quarterly reimbursement amount. At March 31, 2008, the company has accrued $91,000 of these license associated expenses. On April 3, 2008, the company received net proceeds of approximately $209,000 representing the March 1, 2008 quarterly payment. In the circumstances, the collectibility of the amounts due under the agreement are not reasonably determinable and such reimbursements will not be recognized until cash has been received.
The company did not receive the second quarterly reimbursement installment due June 1, 2008. The company received a request from Ice Engineering LLC to shift the payment schedule under the agreement so that the June payment would be payable September 1, 2008, with successive quarterly installments payable quarterly in accordance with the shifted schedule. The company accommodated Ice Engineering’s request upon the condition that Ice Engineering make partial payment of the June installment immediately.
The company has accounted for the receipt of the reimbursement proceeds as a recovery of costs since such amounts represent an initial payment and is subject to additional installments and when payments received exceed the cost accumulated, revenue will be recorded under the cost recovery approach to the extent that the proceeds exceed the basis and to the extent where the Company could potentially be required to satisfy certain obligations under the license.
In anticipation of the assignment of the ice technology license, the shareholders of Ice Surface Development adopted and approved a Plan of Liquidation and Dissolution on June 7, 2007. Pursuant to the Plan, all liabilities owed by Ice Surface to its former officers, approximately $1.5 million, were extinguished in exchange for an increase in their percentage equity in Ice Surface Development. The former officers of Ice Surface Development contested this treatment, pursuant to a pending arbitration proceeding and an action brought in federal district court.
On June 27, 2008, the federal district court dismissed, with prejudice, the former officers’ action in its entirety. Based upon its reading of the court’s decision, management believes the dismissal effectively ends the litigation involving the assignment of the ice technology license, and eviscerates the arbitration proceeding since the court held that the approximate $1,495,000 liability claimed to be owed to plaintiffs had in fact been paid to them by the issuance of Ice Surface Development common stock on June 7, 2007. The Company expects to proceed with its ICE Liquidation Plan in the third quarter.
(c)	Company Expenses

The net income for the three month period ended June 30, 2008 was $702,000 as compared to the three month period ended June 30, 2007 of a net loss of $927,000. The net loss for the six month period ended June 30, 2008 was $482,000 as compared to the six month period ended June 30, 2007 net loss of $1,758,000. The decrease in the net loss of$1,629,000 and $1,276,000, respectively, is principally related to the gain on cancellation of debt which provided the company with other income of $1,541,000.

Research and development expenses for the three month period ended June 30, 2008 amounted to $114,000 as compared to $155,000 for the three month period ended June 30, 2007. Research and development expenses for the six month period ended June 30, 2008 amounted to $262,000 as compared to $390,000 for the six month period ended June 30, 2007. The decrease of $41,000 and $129,000 in the three and six month comparative is due to decreased cost associated with commercializing our technologies.

General and administrative expense for the three month period ended June 30, 2008 amounted to $734,000 compared to $904,000 for the three month period ended June 30, 2007. General and administrative expenses for the six month period ended June 30, 2008 amounted to $1,781,000 as compared to $1,500,000 for the six month period ended June 30, 2007. This increase in the six month period amounted to $281,000 and is due, in large part, to the increase in accrued compensation to James and Keith Gleasman of $100,000 and the legal expenditures of $200,000 for patents. The decrease of $170,000 in the three month period is due in part to a decrease of professional fees and consulting fees of $90,000 and $75,000, respectively.

(d)	Liquidity and Capital Resources

The company’s business activities during the six month period ended June 30, 2008 were funded principally through:
•	the receipt in 2007 of the first installment of $500,000 of an aggregate $3,500,000 reimbursement payable in connection with the assignment of the company’s ice technology license and the receipt in 2007 of $126,000 in revenue from the sale of the company’s products to various end-users; and

•	the receipt of approximately $15,000 and $30,000 of revenue during the three and six month periods ended June 30, 2008,respectively, attributable to the sale of a constant velocity joint prototype to a California bus the sale of a prototype to a military contractor;

•	of the purchase of restricted common stock for $100,000 by an accredited investor at a price of $2.75 per common share.
During the six month periods ended June 30, 2008 and 2007, the company issued 432,975 and 337,163 common shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work and litigation. As of June 30, 2008 and 2007, there are 4,220,651 and 4,855,029 shares available for future grants under the plan.
On March 28, 2008 the board of directors approved the governance and compensation committee’s recommendation that, effective January 1, 2008, each of the Gleasmans be compensated at the rate of $300,000 per year. Such amount is payable in cash. No payment of all or any portion of the Gleasmans’ compensation shall be paid unless and until the company shall have the requisite cash available. The determination of the availability of the requisite amount of cash shall be made by the board of directors in the light of approved-budgets, existing and anticipated capital requirements and existing and estimated cash flows. Unpaid amounts are accumulated and carry over from one year to the next. No amount was paid to either of the Gleasmans under this compensation arrangement during the six month period ended June 30, 2008. The amount of unpaid compensation accrued as of June 30, 2008 is $300,000.
At June 30, 2008 and 2007, the company’s cash position was $113,000 and $638,000 and the company had a working capital deficit of $309,000 and $1,064,000. The company’s cash position at anytime during the six month periods ended June 30, 2008 and 2007 was dependent upon its success in selling its preferred stock, the receipt of reimbursement monies with respect to its ice technology license and revenues generated by the sale of its products. Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. The balance of cash and cash equivalents and the funding commitment as of June 30, 2008 will not sufficient to meet our anticipated cash requirements through June 30, 2009, based on our present plan of operation. As a result, we are seeking to raise additional capital. Additional capital may not be available on acceptable terms or at all. Equity financings may be dilutive to existing stockholders. If we are unable to obtain sufficient capital as and when needed, we may be forced to delay, scale back or eliminate some or all of our operations including our research and development programs and commercialization plans, and/or license to third parties certain products or technologies that we would otherwise seek to commercialize independently. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. Please see Note A of our condensed consolidated financial statements for the six months ended June 30, 2008. Under these circumstances we may be unable to continue as a going concern.
At June 30, 2008 and 2007, the company had accounts payable and accrued expenses totaling $490,000 and 1,965,000, respectively, of which $1,451,000 is attributable to amounts claimed by the former officers and directors of the company’s ice technology subsidiary. (See Legal Proceedings.)
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

Recent Accounting Pronouncements
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
Effective January 1, 2008, the company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of June 30, 2008, the company has not elected to use the fair value option allowed by SFAS 159. Management has determined that the adoption of SFAS 159 did not have a material effect on the company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. in review of SFAS 161, the Company has determined that it is not applicable and will have no effect to its consolidated financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is not expected to result in a change in our current practice.
(f)	Impact of Inflation

Inflation has not had a significant impact on the company’s operations to date and management is currently unable to determine the extent inflation may impact the company’s operations during the six month period ended June 30, 2008.

(g)	Quarterly Fluctuations

As of June 30, 2008 and 2007, the company had not engaged in substantial revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.

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
The company’s management, including the chief executive officer and interim chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2008 pursuant to Rule 13a-15(b) under the Exchange Act and has concluded that our disclosure controls and procedures were effective as of June 30, 2008.
Changes in Internal Control Over Financial Reporting
The company’s management, with the participation of the company’s chief executive officer and interim chief financial officer, has concluded that there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

On June 27, 2008, the Federal Court dismissed, with prejudice, the shareholders derivative action in its entirety. Based upon its reading of the Court’s decision, management believes the dismissal effectively ends of the litigation involving the assignment of the ice technology license, and eviscerates the arbitration proceeding since the Court held that the approximate $1,495,000 liability claimed to be owed to the plaintiffs had in fact been paid to them by the issuance of Ice Surface Development common stock on June 7, 2007.
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

Date: August 14, 2008
	By:	/s/ James Y. Gleasman
James Y. Gleasman,
Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: August  14, 2008

By:	/s/ James Y. Gleasman
James Y. Gleasman,
Chief Executive Officer and Interim Chief Financial Officer

EXHIBIT INDEX

EXHIBIT			PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

	2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.	N/A

(3)	Articles of Incorporation, By-laws

	3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.5	Certification of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.	N/A

	3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26,2007 increasing authorized common shares from 40,000,000 to 400,000,000 common shares, incorporated by reference to annual report Form 10-K filed for the calendar year ended December 31, 2006.	N/A

(4)	Instruments defining the rights of holders including indentures

	None		N/A

(9)	Voting Trust Agreement

	None		N/A

(10)	Material Contracts

	10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;		N/A

10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999 as amended by reference to Form S-8 Registration Statement registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000,2,500,000 and 5,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, April 20, 2004 and October 13, 2006 respectively;		N/A

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;		N/A

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;		N/A

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;		N/A

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;		N/A

EXHIBIT		PAGE

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;	N/A

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;	N/A

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

EXHIBIT		PAGE

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steve Urbanik, Floyd G. Cady, Jr. and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated b y reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005	N/A

10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004, creating the non-management directors plan, incorporated by reference to Form 10-KSB for fiscal year ended December 31, 2005	N/A

10.47	Excerpts from minutes of the meeting of Board of Directors Torvec, Inc., adopting changes to the non-management directors plan creating a commercializes event plan, approving an increase in shares to be issued under business consulting plan and adopting recommendation that shareholders increase number of authorized common Shares from 40,000,000 to 400,000,000, incorporated by reference to Form 8-K filed on October 16, 2006.	N/A

10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm, incorporated by reference to Form 8-K filed on June 20, 2006;	N/A

10.49	Letter agreement with American Continental Group, LLC dated October 27, 2006 incorporated by reference to Form 8-K filed on October 30, 2006;	N/A

10.50	New York State School Bus Proposal, incorporated by reference to Form 10-Q filed for the quarter ended March 31, 2006;	N/A

10.51	Order of Supreme Court of the State of New York directing the Monroe County Clerk to release back to the company 40,000 common shares and 245,000 common stock warrants issued to a management consulting firm with which the company is in litigation and held in escrow by such Clerk by virtue of a previous court order and directing the return to the company of a $250,000 (less administrative fee) undertaking deposited with the Monroe County Treasurer in connection with the same litigation, incorporated by reference to Form 10-Q filed for the quarter ended March 31, 2007;	N/A

EXHIBIT		PAGE

10.52	License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, Inc. made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology to Ice Engineering, incorporated by reference to Form 8-K filed on July 18, 2007.	N/A

10.53	License Agreement by and between High Density Powertrain and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;

10.54	Consulting Agreement by and between Clifford Carlson and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;

10.55	Minutes of meeting of Governance and Compensation Committee dated February 19, 2008 establishing compensation for the company’s president and chief executive officer and amending the company’s commercializing event plan, incorporated by reference to annual report (Form 10-K) filed for year ended December 31, 2007.

(11)	Statement regarding computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

(16)	Letter on change in certifying accountant	N/A

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