Form 10-Q
period 2008-09-30
TORVEC INC
filed 2008-11-14
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 14, 2008

Common Stock, $.01 par value	32,572,957

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets — September 30, 2008 and December 31, 2007 (Derived from Audited Financial Statements) (Unaudited)	3

Condensed Consolidated Statements of Operations—Three and Nine months Ended September 30, 2008 and 2007 and September 25, 1996 (Inception) through September 30, 2008 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows — Nine months Ended September 30, 2008 and 2007 and September 25, 1996 (Inception) through September 30, 2008 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	27-30

SIGNATURES PAGE	31

EXHIBIT INDEX	32

Exhibit 31.1
Exhibit 32

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2008	December 31, 2007
		(Derived from
		Audited Financial
	(Unaudited)	Statements)
ASSETS
Current assets:
Cash	$43,000	$192,000
Inventory	140,000	—
Prepaid expenses and other receivables	37,000	43,000
Income Tax Receivable	380,000	—

Total current assets	600,000	235,000

Property and Equipment:
Office equipment	68,000	67,000
Shop equipment	139,000	129,000
Leasehold improvements	213,000	149,000
Transportation equipment	106,000	106,000

	526,000	451,000
Less accumulated depreciation and amortization	(222,000)	(170,000)

Net property and equipment	304,000	281,000

Total Assets	$904,000	$516,000

LIABILITIES
Current liabilities:
Notes payable, current portion	$15,000	$15,000
Accounts payable and Accrued Liabilities	244,000	261,000
Deferred Compensation and Other	582,000	1,704,000

Total current liabilities	841,000	1,980,000

Deferred income	898,000	500,000
Deferred rent	46,000
Notes payable, net of current portion	33,000	43,000

Total liabilities	1,818,000	2,523,000

Commitments and contingencies

STOCKHOLDERS’ CAPITAL DEFICIT
Preferred stock, $.01 par value, 100,000,000 shares authorized
3,300,000 designated as Class A, Non-voting, cumulative dividend $.40 per share, per annum, convertible, September 30, 2008 and December 31, 2007 707,101 and 732,493 shares issued and outstanding (liquidation preference $3,811,686 and $3,701,162)	8,000	8,000
300,000 designated as Class B, Non-voting, cumulative dividend $.50 per share, per annum, convertible, September 30, 2008 and December 31, 2007 97,500 shares issued and outstanding (liquidation preference $348,201 and $311,787)	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized, 32,407,140 and 31,640,045 issued and outstanding, at September 30, 2008 and December 31, 2007, respectively	324,000	316,000
Additional paid-in capital	47,950,000	45,926,000
Deficit accumulated during the development stage	(49,197,000)	(48,258,000)

Total Stockholders’ Capital Deficit	(914,000)	(2,007,000)

Total Liabilities and Stockholders’ Capital Deficit	$904,000	$516,000

See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended	Three Months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,	From Inception
	2008	2007	2008	2007	thru 09/30/08

Revenue	—	98,000	30,000	126,000	156,000
Cost of Goods Sold	—	94,000	11,000	120,000	131,000

Gross Profit	—	4,000	19,000	6,000	25,000

Costs and expenses
Research and development	143,000	152,000	405,000	541,000	15,205,000
General and administrative	694,000	434,000	2,475,000	1,935,000	36,286,000
Asset Impairment	—	—	—	—	1,071,000

Loss from operations	(837,000)	(582,000)	(2,861,000)	(2,470,000)	(52,537,000)
Other Income	—	13,000	1,000	143,000	147,000

Loss before Gain, tax benefit and minority interest	(837,000)	(569,000)	(2,860,000)	(2,327,000)	(52,390,000)
Gain on cancellation of debt	—		1,541,000		1,541,000
Minority interest in Loss of consolidated subsidiary	—	—	—	—	1,272,000

Net Loss Before Income Tax Provision	(837,000)	(569,000)	(1,319,000)	(2,327,000)	(49,577,000)
Income Tax Benefit	380,000	—	380,000	—	380,000

Net Loss	(457,000)	(569,000)	(939,000)	(2,327,000)	(49,197,000)

Preferred stock beneficial conversion feature					763,000
Preferred stock dividend	79,000	85,000	246,000	255,000	1,115,000

Net Loss attributable to common stockholders	(536,000)	(654,000)	(1,185,000)	(2,582,000)	(51,075,000)

Basic and Diluted net income (loss) attributable to common stockholders per share	(0.02)	(0.02)	(0.04)	(0.08)

Weighted average number of shares of
Common stock Basic and Diluted	32,265,845	31,457,000	32,020,977	31,352,029

See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			September 25,
			1996
			(Inception)
	Nine months Ended		Through
	September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities:

Net loss	$(939,000)	$(2,327,000)	$(49,197,000)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	52,000	32,000	2,435,000
Loss on impairment of license	—	—	1,071,000
Impairment of goodwill	—	19,000	19,000
Gain on sale of fixed assets	—	—	(10,000)
Minority interest in gain (loss) of consolidated subsidiary	—	—	(1,272,000)
Compensation expense attributable to common stock in Subsidiary	—	—	619,000
Common stock issued for services	1,528,000	668,000	13,182,000
Shares issued for future consulting services	—	—	103,000
Stockholder contribution of services	—	225,000	2,409,000
Gain on cancellation of debt	(1,541,000)	—	(1,541,000)
Compensatory common stock, options and warrants	249,000	650,000	17,501,000
Changes in:

Accounts receivable	—	(98,000)

Inventory	(140,000)	—	(140,000)
Prepaid expenses	6,000	10,000	124,000
Deferred rent	46,000	—	46,000
Accounts payable and accrued expenses	(118,000)	244,000	3,797,000
Deferred Compensation and Other	581,000		581,000
Income Tax Receivable	(380,000)	—	(380,000)
Deferred revenue	398,000	350,000	898,000

Net cash used in operating activities	(258,000)	(227,000)	(9,755,000)

Cash flows from investing activities:

Purchase of property and equipment	(11,000)	—	(360,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of fixed asset	—	—	10,000

Net cash used in investing activities	(11,000)	—	(366,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	130,000	—	6,631,000
Net proceeds from sales of preferred stock	—	—	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Proceeds from long — term borrowings	—	—	85,000

Repayments of long — term debt	(10,000)	(10,000)	(61,000)
Proceeds from stockholders’ loan and advances	—	—	250,000
Repayment of stockholders’ loan and advances	—	—	(147,000)
Distributions	—	—	(365,000)

Net cash provided by (used in) financing activities	120,000	(10,000)	10,164,000

Net decrease in cash	(149,000)	(237,000)	43,000
Cash at beginning of period	192,000	720,000

Cash at end of period	$43,000	$483,000	$43,000

Supplemental Disclosures:
Interest paid	$4,000	$9,000
Income Tax Paid	$—	$—
Non cash investing and financing activities:
Shares issued for acquisition leasehold improvements	64,000	—
Issuance of common stock in settlement of payables	62,000	42,000
Preferred stock issued in payment of dividend	7,000	—
Shares issued for acquisition of Variable Gear	—	19,000
See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE A — The Company and Basis of Presentation
The interim information contained herein with respect to the three and nine month periods ended September 30, 2008 and 2007 and the period from September 25, 1996 (inception) through September 30, 2008 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three and nine month periods ended September 30, 2008 and 2007 and since inception. The results are not necessarily indicative of results to be expected for the entire year.
Torvec, Inc. (the “company”) was incorporated as a New York State business corporation in September 1996. The company, which is in the development stage, has developed technology for use in automotive applications. In September, 1996, the company acquired numerous patents, inventions and know-how contributed by Vernon E. Gleasman, James Y. Gleasman and Keith E. Gleasman (the “Gleasmans”). The company has developed, designed and intends to commercialize its infinitely variable transmissions, its pumps/motors, its IsoTorque differential, its constant velocity joint and the substructure and components of its full terrain vehicle.
The company’s financial statements have been prepared assuming that it will continue as a going concern. For the period from September 1996 (inception) through September 30, 2008, the company has accumulated a deficit of $49,197,000, and at September 30, 2008 has a working capital deficit of $241,000 and stockholders’ capital deficit of $914,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts have been principally devoted to the development of its technologies and commercializing its products. Management believes that based upon its current cash position, its budget for its business operations through September 30, 2009, collectability of its receivables in the ordinary course of business, and an outstanding funding commitment from a director/officer to fund deficiencies that may arise up to $400,000, the company will not be able to meet its anticipated cash requirements through September 30, 2009.
The company is actively seeking additional sources of capital. There can be no assurance that the company can successfully implement its business plan or raise sufficient capital on acceptable terms. Without sufficient additional capital or long term debt and ultimately profitable operating results the company will not be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
NOTE B — Summary of Significant Accounting Policies
[1]	Consolidation:

The financial statements include the accounts of the company, its majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at September 30, 2008 and 69% owned at September 30, 2007), and its wholly-owned subsidiaries Iso-Torque Corporation, IVT Diesel Corp. and Variable Gear LLC. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. For the nine months ended September 30, 2008 and 2007 the company excluded 3,098,899 and 4,690,088 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive.

[5]	Income Taxes:

The company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting for Income Taxes,” the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adopted the provisions of Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007As a result of the implementation of FIN 48, we recognized no adjustment for uncertain tax provisions. At the adoption date of January 1, 2007, we had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that more likely than not to be realized. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions. The tax years 2005 — 2007 remain open to examination by the major tax jurisdictions to which we are subject.

As of September 30, 2008, the company has filed New York State income tax returns that claim applicable research and development refundable tax credits. The company filed amended returns for the 2006 and 2007 tax years and has New York State refundable credits to be received of $86,000 and $168,000, respectively. The company filed its 2007 New York State income tax return claiming a research and development refundable tax credit of $126,000. As of September 30, 2008, the Company has claimed an aggregate of $380,000 in research and development refundable tax credits.

[6]	Inventory

The Company’s inventories consisted of the following at September 30, 2008 and 2007:

	2008	2007

Work-in Process	$9,000	$—
Finished Goods	131,000	—

Total Inventory	$140,000	$—

All inventories are stated at the lower of cost or market with cost determined using the specific identification method.

[7]	Fair Value of Financial Instruments:

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

By its terms, the Plan terminated on May 28, 2008 as to the grant of new options thereunder. Outstanding but unexercised options previously issued under the Plan remain exercisable in accordance with their terms.

[9]	Revenue Recognition:

The company’s terms provide that customers are obligated to pay for products sold to them within a specified number of days from the date that title to the products is transferred to the customers. The company’s standard terms are typically net 30 days. The company recognizes revenue when transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery depending on the terms of the agreement with a particular customer and collectibility is reasonably assured. The sale price of the company’s products is substantially fixed and determinable at the date of the sale based upon purchase orders generated by a customer and accepted by the company. The company will use the allowance method to record receivables that are uncollectible. In the current period, there is no history of uncollectible revenue and no basis to calculate a return and allowance. All product receivables and revenue are deemed collectible and fully recoverable.

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

Effective January 1, 2008, the company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of September 30, 2008, the company has not elected to use the fair value option allowed by SFAS 159. Management has determined that the adoption of SFAS 159 did not have a material effect on the company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. In review of SFAS 161, the Company has determined that it is not applicable and will have no effect to its consolidated financial statements.

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
NOTE C — RELATED PARTY TRANSACTIONS
[1]	Commencing January 1, 2004, James Y. Gleasman and Keith E. Gleasman (the “Gleasmans”) agreed to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all of their inventions to the company on a noncompensated basis. In addition, Keith Gleasman agreed to continue as president and James Gleasman agreed to serve as the company’s chief executive officer and interim chief financial officer. During the nine month period ended September 30, 2007 the company did not pay the Gleasmans any consulting fees for their services in accordance with this policy. The company recorded approximately $225,000 for the estimated value of these services for the nine month period ended September 30, 2007 as a contribution to capital based upon approved time and hours spent. For such period, the company recorded $100,000 to research and development and $125,000 to general and administrative based upon management’s estimate.

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

Since the company did not have the requisite cash available to pay the Gleasmans compensation under their new arrangement with the company with respect to the nine month period ended September 30, 2008, the company accrued an aggregate $471,000 of compensation expense including $21,000 of payroll taxes for such period and recorded the compensation expense of $150,000 to research and development and $300,000 to general and administrative expense based upon management’s estimate.

[2]	During the three and nine month periods ended September 30, 2008, the company paid $23,400 and $74,100 respectively, to a member of the Gleasman family for administrative, technological and engineering consulting services. During the three and nine month periods ended September 30, 2007, the company paid $23,400 and 65,300 to the same person for similar services. Management believes this compensation is reasonable.

[3]	During the three and nine month periods ended September 30, 2008, the company paid $21,480 and $68,080, respectively, to a family member of its general counsel for engineering services rendered to the company. Management believes this compensation is reasonable.
[4]	On September 14, 2007, the company moved its executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, in which David M. Flaum, a company director until his resignation effective October 10, 2008, is a partner. (See Note J 3) On April 28, 2008, the company’s board of directors approved the terms of a lease and such lease was executed on April 29, 2008. (See Note E 2).
NOTE D — Stockholders’ Equity (Capital Deficit)
[1]	Class A Preferred stock:

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

The company has sold an aggregate 780,456 Class A Preferred for aggregate proceeds of $3,062,046. The company has issued an aggregate 198,349 common stock warrants in connection with the sale of Class A Preferred to the holders of the Class A Preferred, all exercisable over a 10 year period at $.01 per common share. 182,099 of these warrants have been exercised through September 30, 2008.

The company did not sell any Class A Preferred or issue any warrants during the three and nine month periods ended September 30, 2008 and 2007.

From April 19, 2004 through September 30, 2008, six Class A Preferred holders have converted an aggregate 73,355 Class A Preferred (including 14,944 Class A issued as dividends) into an equal number of common shares. For the three and nine month periods ended September 30, 2008, 7,305 Class A Preferred and 32,305 Class A Preferred (including 1,055 Class A Preferred issued as dividends) were converted.

From September 2004 through September 30, 2008, an aggregate 14,944 Class A Preferred shares have been issued as dividends, with 1,055 issued during the three month period ended September 30, 2008 and 6,913 Class A Preferred issued as dividends for the nine month period ended September 30, 2008.

At September 30, 2008 and 2007, Class A Preferred dividends in arrears amounted to approximately $958,000 and $698,000, respectively.

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

During the three and nine month periods ended September 30, 2008 and 2007, the company did not sell any Class B Preferred. No Class B Preferred have been converted into common stock through September 30, 2008.

At September 30, 2008 and 2007, Class B Preferred dividends in arrears amounted to approximately $135,000 and $86,000, respectively.

[3]	Common Stock:

On September 28, 2008 the company sold 20,000 common shares to an accredited investor for proceeds of $30,000. On June 23, 2008 the company sold 36,364 common shares to an accredited investor for proceeds of $100,000.

For the three and nine months ended September 30, 2008, the Company issued 8,334 and 11,905 of restricted common stock for consulting services fair valued at $18,000 and $27,000, respectively.

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

	Nine Month Period Ended September 30, 2008
		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding at beginning of period	1,021,848	$4.77	$—
Granted	—	—	—
Expired	(380,000)	—	—

Outstanding at end of period	641,848	4.70	$—

Options exercisable at end of period	641,848	4.70	$—

Options Vested and Expected to Vest	641,848	4.70	$—

By its terms, the company’s Option Plan terminated as to the grant of future options on May 28, 2008. Consequently, no additional stock options will be granted under the Option Plan, although outstanding options remain available for exercise in accordance with their terms.

The following table represents information relating to stock options outstanding at September 30, 2008:

	Weighted	Weighted		Weighted
Options	Average	Average	Option	Average
Outstanding	Exercise	Remaining	Exercisable	Exercise
Shares	Price	Life in Years	Shares	Price
591,848	$5.00	5.11	591,848	$5.00
50,000	2.26	4.67	50,000	2.26

641,848	$4.70	5.06	641,848	$4.70

As of September 30, 2008, the company did not have any unrecognized stock compensation related to unvested awards.

[5]	Business Consultants Stock Plan:

For the three month periods ended September 30, 2008 and 2007, the company issued 231,046 and 94,180 common shares to business consultants under the Business Consultants Stock Plan and charged $445,890 and $292,000 to operations in connection with these share issuances. For the nine month period ended September 30, 2008 and 2007, the company issued 664,021 and 174,803 common shares to business consultants under the Plan and charged operations $1,627,000 and $702,000 in connection with these services. Share issuances are valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which are valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which are valued as of the end of each quarter effective October 13, 2006. As of September 30, 2008, 3,989,605 shares are available for future issuances under the Business Consultants Stock Plan
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

Due to changes made to the Nonmanagement Directors Plan described below, the company did not issue any warrants under the plan for the three and nine month periods ended September 30, 2008 and 2007. No previously issued warrants were exercised during the three and nine month periods ended September 30, 2008. No warrants were exercised under the plan during the three month period ended September 30, 2007 and 6,000 warrants were exercised during the first quarter of 2007.

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

During the three month periods ended September 30, 2008 and 2007, the company issued 29,903 and 11,978 common shares under the plan to satisfy the June 30, 2008 and 2007 payables in the amount of $62,199 and $41,925 and recorded charges of $62,199 and $41,925, respectively, for such periods.

During the nine month periods ended September 30, 2008 and 2007, the company issued 74,146 and 21,960 common shares under the plan to satisfy payables in the amount of $182,847 and $83,850 recorded a charge of $182,847 and $83,850 for such periods.

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

[8]	Warrants:

As of September 30, 2008, outstanding warrants to acquire shares of the company’s common stock are as follows:

				Number of
Exercise				Shares
Price		Expiration		Exercisable
(a	)	(a	)	125,000		(a	)
$.75		None		500,000		(b	)
$.01		None		511,200		(c	)
$.01		None		54,500		(d	)
(e	)	(e	)	(e	)	(e	)
$.01		None		39,000		(f	)
$5.00		10 years		255,000		(g	)
$.01		None		6,000		(h	)
$.01		None		16,250		(i	)
$1.00		None		20,500		(j	)
(k	)	(k	)	(k	)	(k	)
(l	)	(l	)	(l	)	(l	)
$3.27		10 years		400,000		(m	)
$3.75		10 years		200,000		(n	)
$5.00		10 years		50,000		(o	)
$5.00		10 years		100,000		(p	)

(a)	Exercisable only if the company has an IPO at the IPO price and exercisable five years from IPO. Through September 30, 2008, the company has not conducted an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s automotive technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

(c)	The company has issued 1,080,000 warrants, exercisable at $.01 per common share, to a management consulting firm. 528,800 of these warrants have been exercised for aggregate proceeds of $5,484. The company is in litigation with this management consulting firm. In accordance with the court of original jurisdiction’s order rendered on May 8, 2006, the company was required to honor immediately the exercise of 40,000 of the 551,200 warrant balance, to issue an additional 245,000 warrants, exercisable at $.01 per common share and to honor, if and when presented for exercise, the remaining 511,200 previously issued warrants. The company appealed the lower court’s order to the Appellate Division of the New York Supreme Court. On March 16, 2007, the Appellate Division unanimously reversed the lower court’s order in its entirety. During the pendency of its appeal, the company had been required to deposit with the clerk of the court 40,000 common shares, 245,000 common stock warrants and $250,000. As the result of the Appellate Court’s decision, the lower court ordered of the 40,000 common shares, 245,000 common stock warrants and $250,000 to the company. Upon such return, the company cancelled both the 40,000 common shares and the 245,000 common stock warrants. Thus, the 511,200 warrants do not include either the 40,000 warrants which were exercised or the 245,000 warrants, both of which were cancelled on the company’s books. See Notes F and G.

(d)	The company has issued an aggregate 123,500 warrants to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note D 6). An aggregate 69,000 warrants have been exercised for approximately $630 of proceeds, with 6,000 warrants exercised during the second quarter of 2007 for proceeds of $60. No warrants were exercised during the three and nine month periods ended September 30, 2008.

(e)	During 2005, the company issued 120,000 warrants to a consultant, immediately exercisable at $.01 per common share. 48,000 warrants were exercised in 2005. The remaining 72,000 warrants were exercised in 2006. During the years ended December 31, 2006 and 2005, the company received proceeds of $720 and $480 respectively.

(f)	In 2005, the company issued 12,000 warrants to a consultant, immediately exercisable at .01 per common share. During 2005, 3,000 warrants were exercised for proceeds of $30. In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share.

(g)	During 2005, the company issued 210,000 warrants to certain engineering consultants, exercisable immediately for a ten year term at $5.00 per common share. During 2006, the company issued 295,000 warrants to certain engineering consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if the company sells, licenses or otherwise transfers one or more technologies for value. The engineering consultants holding 445,000 of these warrants agreed to cancel them in the fourth quarter of 2007 in exchange for their participation in the company’s Commercializing Event Plan. On March 28, 2008, the company issued an aggregate 195,000 warrants exercisable until 2016 at $5.00 per common shares to two engineers who elected not to participate in the company’s 2007 Commercializing Event Plan. The company recorded a charge of $249,000 to general and administrative expense.

(h)	During 2005, the company issued 6,000 warrants to a consultant, exercisable at .01 per common share. None of these warrants have been exercised through September 30, 2008.

(i)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, exercisable at $.01 per common share. During 2006, the company issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share. An aggregate 182,099 of these warrants have been exercised for proceeds of approximately $1,258, including 2,500 and 12,500 warrants exercised in the nine month periods ended September 30, 2008 and 2007. No additional warrants were issued in the nine month period ended September 30, 2008.

(j)	During 2006, one investor purchased 20,500 warrants immediately exercisable at $1.00 per common share for a purchase price of $2,000. None of these warrants have been exercised through September 30, 2008.

(k)	During 2006, the company issued 360,000 warrants to a director for specific services rendered by such director as chairman of the company’s executive committee. These warrants were exercised on September 1, 2006 and September 11, 2006 at $.01 per common share. The company received proceeds of $3,600.

(l)	In connection with its business and financial operations for the year ended December 31, 2006, the company issued 91,583 warrants, immediately exercisable over a ten year term at $.01 per common share. During the year ended December 31, 2006, 91,083 of these warrants were exercised for proceeds of $910. During the year ended December 31, 2007, the remaining 500 warrants were exercised for proceeds of $5.00.

(m)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. None of these warrants have been exercised through September 30, 2008.

(n)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to its governmental affairs consultant. None of these warrants have been exercised through September 30, 2008.

(o)	During 2007, the company issued 50,000 warrants exercisable for ten years at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company to potentially place its products in various state school bus programs. The company recorded a charge of $249,000 to general and administrative expenses. None of these warrants have been exercised through September 30, 2008.

(p)	During 2007, the company issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with the company’s engagement to furnish constant velocity joints to a military contractor. The company recorded a charge of $401,000 to general and administrative expenses. None of these warrants have been exercised through September 30, 2008.

The following summarizes the activity of the company’s outstanding warrants for the nine month period ended September 30, 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2008	2,084,950	$3.14	4.90 years
Granted	195,000	$5.00	8.33 years
Exercised	(2,500)	$.01
Canceled or expired

Outstanding at September 30, 2008	2,277,450	$3.30	4.38 years	$1,404,106

Exercisable at September 30, 2008	1,652,450	$3.93	4.17 years	$739,106

[9]	Issuance of Stock and Warrants by Subsidiary:

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

During the three and nine month periods ended September 30, 2008, the company issued 115,622 and 245,622 business consultants shares valued at $227,395 and $576,695, respectively, to the trust to satisfy the payment of invoices submitted by the consultants for services rendered during such periods. During the three and nine month periods ended September 30, 2008, the trustee sold 66,016 and 177,575 business consultant shares and distributed $146,511 and $424,932 in proceeds to the consultants in accordance with the trust’s terms.

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

On October 13, 2006, the board of directors adopted a Commercializing Event Plan (“2007 Event Plan”) designed to reward the company’s directors, executives and certain administrative personnel for the successful completion of one or more commercializing events. No payments were made under the 2007 Event Plan during the years ended December 31, 2007 and 2006.

On March 28, 2008 the board of directors approved amendments to the 2007 Event Plan recommended by the governance and compensation committee to clarify that:
(a)	for purposes of the good standing requirement, all participants are considered to be in good standing unless a unanimous vote of the board of directors determines otherwise. In making this determination, the board is required to consider whether a person has engaged in conduct which has significantly harmed the company and to consider that any material violation of the company’s Code of Conduct shall constitute prima facie evidence that the company has been harmed;

(b)	participants shall be entitled to payment even though the participant is not actively engaged as a consultant to or employee of the company if the reason for not being so engaged is due to death, disability from accident, disease or similar circumstance beyond the participant’s control or is on a leave of absence approved by an authorized officer;

(c)	the plan shall terminate no earlier than October 10, 2017 but that subject to such condition, the plan may be terminated by the board of directors in its sole direction;

(d)	the benefits provided by the plan may not be reduced during its term as to amount, time, method, manner of payment and/or any other material condition;

(e)	distributions under the plan shall be made on a commercializing event by commercializing event basis;

(f)	the number of common shares distributable to participants in the case of any commercializing event not involving the sale of the company shall be calculated based upon a $3.00 per share price [the closing price of the company’s common stock on the date of the plan’s effective date, October 10, 2007] but that the number of shares distributable in the case of a commercializing event involving the sale of the company shall be calculated based upon the trading price of the acquiring company’s common stock as of the date the acquisition transaction is announced.

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

The company is accounting for the settlement of its commission arrangement with respect to this commercializing event transaction under SFAS 123(R) “Share Based Payment”. For the nine month periods ended September 30, 2008, the company recorded a charge to operations in the amount of $27,687 representing the fair value of the equity instruments issued.

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

On April 1, 2002, the company’s majority-owned subsidiary, Ice Surface Development, Inc., entered into employment agreements with three persons as chief executive officer, chief operating officer and vice-president of manufacturing, respectively. The agreements expired on July 31, 2004.

[2]	Leases:

During the last three years, the company leased executive office space at Powder Mills Office Park, Pittsford, New York and leased research, development and manufacturing space in Webster, New York. The company terminated its Powder Mills lease as of September 30, 2007 and its Webster lease as of December 31, 2007 in order to access additional manufacturing and assembly space and to consolidate its executive and manufacturing functions under one roof. The company was released from all further obligations under these leases. Rent expense for the three and nine months ended September 30, 2008 and 2007 was $15,000, $64,000 and $11,000, $39,000, respectively.

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
NOTE G — Litigation
(1)	On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that court’s determination that the June, 2004 and April, 2005 agreements with a management consulting firm are null and void and unenforceable as against the company, its officers and directors. This litigation is in the predeposition, document-production, discovery phase.

(2)	On April 12, 2007, the company commenced a second lawsuit against the same management consulting firm in the Supreme Court, Seventh Judicial District, alleging that such firm had fraudulently induced the company to enter into certain purported agreements with the management firm, did not perform the services for which the company had engaged the firm and that, as a result, the company has been damaged in excess of $6,000,000 by such firm. This litigation is in the predeposition, document-production, discovery phase.

(3)	On October 8, 2007, the controlling persons of the company’s majority-owned subsidiary, Ice Surface Development, Inc.(“ISDI”), namely its chief executive officer, its chief operating officer and its vice-president of manufacturing, filed for arbitration of their claims that ISDI is obligated to pay them certain amounts under their employment contracts. ISDI opposed plaintiffs’ claims on the grounds that they are without merit. On August 18, 2008, the plaintiffs withdrew their arbitration claim.

On October 19, 2007, the same three persons commenced a shareholders’ derivative action in the Federal District Court for the Western District of New York claiming that the company and its president breached their fiduciary duties to the minority shareholders of ISDI in assigning the Dartmouth College ice technology license for inadequate consideration. On June 27, 2008, the Federal Court dismissed, with prejudice, the shareholders’ derivative action and the deadline to appeal the decision has elapsed.

NOTE H — Royalty Agreement
On December 12, 2007, the company granted High Density Poweretrain, Inc. of Waterford, Michigan (“HDP”) an exclusive, worldwide license to incorporate the company’s constant velocity joint technology in HDP’s family of highly-powered, multifueled, fuel efficient, light weight, cost effective internal combustion engines. In consideration for the grant of the license, the company will receive annual royalties equal to 5% of annual gross revenues generated by the sale of HDP’s multifuel engines, including all sublicense of such technology. There are no minimum royalty payments and the grant does not affect the company’s ability to commercialize its constant velocity joint technology in any other field and/or application. At September 30, 2008, the company did not record any royalties under this agreement.
NOTE I — Gain on Cancellation of Debt
On June 27, 2008, the company was awarded a judgment that dismissed, with prejudice, an action seeking accrued compensation under certain employment agreements entered into by our Ice Surface Development subsidiary. The federal district court rendered its decision that the accrued compensation had been paid. Instead of cash, plaintiffs ‘unpaid executive salaries’ were paid in additional share ownership of ISDI stock which were immediately converted into a right to receive an increased percentage of future royalty payments. Such a payment structure is pursuant to the express terms of the employment agreements. Accordingly, plaintiffs were compensated pursuant to the terms of the employment agreements and no forfeiture or breach occurred.
Based upon the court’s decision, the accrued payroll (originally recorded on our ISDI subsidiary) was written off resulting in a gain on cancellation of debt of $1,541,000. The company has recorded the full gain on the settlement of this liability in its financial statements due to the minority interest having been eliminated by the allocation of past losses.
On August 18, 2008, the plaintiffs withdrew their arbitration claim with respect to the same subject matter, thus ending the litigation in its entirety.
NOTE J— Subsequent Events
(1)	On October 7, 2008, the company delivered its full terrain vehicle(FTV) to the U.S. Air Force to serve as the platform for the Air Force’s Advanced Combat Firefighting Vehicle (ACFV). The company invoiced the purchase price of $106,000.

(2)	In the three- day period, October 6 through October 8, 2008, the company sold 50,000 restricted common shares to accredited investors at $1.50 per share for proceeds of $75,000. The closing prices for the company’s common shares on the OTCBB during this three-day period were $1.25, $1.30 and $1.20, respectively.

(3)	On October 10, 2008, David M. Flaum resigned as a member of the company’s board of directors for personal reasons. Asher J. Flaum was appointed by the Board to complete his term.

(4)	On October 31, 2008, the company commenced an action in New York State Supreme Court, County of New York, Commercial Division against Ice Engineering, LLC seeking the total balance owed by Ice Engineering to the company pursuant to an agreement entered into by the parties, effective June 15, 2007, namely, $2,700,000. Under the agreement, in connection with Torvec’s assignment of the ice technology license to Ice Engineering, which company agreed to reimburse Torvec for approximately $3,500,000 the company previously had expended acquiring and maintaining the license. Ice Engineering has paid approximately $800,000 but is in arrears with respect to installments due June 1, 2008 and September 1, 2008 and apparently has repudiated its remaining payment obligations under the agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PLAN OF OPERATION
(a)	Overall Business Strategy

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

(b)	2008 Plan of Operation

The company’s plan of operation, that is, its goals, during the year ending December 31, 2008 are as follows:

(1)	to complete and ship approximately seven design-specific infinitely variable transmissions to the National Aeronautics and Space Administration for use in that agency’s lunar rover in connection with NASA’s program entitled “America’s return to the moon”; to continue to work with NASA as an “official” drive-line consultant to the lunar rover project;

(2)	to complete the integration of the company’s patented FTV technology, namely, its steer drive, suspension system and high speed tracks, with a cabover truck furnished by a major U.S. automotive company in order commercialize the FTV initially in the North American market and eventually in the worldwide markets of Asia, Africa, Latin and South America and Europe;

(3)	to deliver approximately six constant velocity joints to a major U.S. military contractor for installation in the contractor’s production-ready Joint Light Tactical Vehicle the contractor is planning to submit to the U.S. Army in 2008 as part of the bidding process for a contract and to work with the contractor with respect to the commercialization of the company’s other technologies;

(4)	to work with another major U.S. automotive manufacturer with respect to the possible installation of the company’s IsoTorque differential in a number of that manufacturer’s vehicles;

(5)	to deliver a design-specific, prototype constant velocity joint for installation in a California metropolitan bus company’s hybrid bus and, upon the successful integration of such unit, to explore a potential supply contract with such company for all of its hybrid bus production;

(c)	Current Status of Projects

(1)	The company completed the integration of its patented FTV technology (that is, its steer drive, suspension system and high speed track) with a cabover truck furnished by a major U.S. automobile manufacturer and delivered the FTV to the United States Air Force to serve as a platform for the Air Force’s Advanced Combat Firefighting Vehicle(ACFV);

(2)	The company delivered a design-specific prototype constant velocity joint to a California metropolitan bus company for installation and testing in its newly-designed hybrid bus;

(3)	The company delivered a design-specific prototype of its IsoTorque differential to a major U.S. automotive manufacturer and is awaiting the results of that company’s evaluation of the unit in a number of its vehicles;

(4)	The company is actively seeking a manufacturing partner to provide the company with the manufacturing capacity it will need to fill FTV production orders, for example, Air Force orders for FTV substructures for incorporation into its ACFV;

(5)	The company continues to work with NASA on the re-design of its infinitely variable transmission (IVT) so that it can deliver approximately seven design-specific IVTs to that agency;

(6)	The company continues to work with a major U.S. military contractor to develop design-specific constant velocity joints for such contractor in connection with its Joint Light Tactical Vehicle;

(7)	More detailed information regarding the company and all of its automotive inventions, including regular updates on technological and business developments, can be found on the company’s website, www.torvec.com.

(d)	Ice Technology License

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

Separately, Ice Engineering, LLC agreed to reimburse approximately $3,500,000 of acquisition and maintenance costs expended by the company in connection with the ice technology. Pursuant to the reimbursement agreement, the company received $500,000 on June 15, 2007. The $3,000,000 balance is to be paid at the rate of $300,000 per quarter commencing March 1, 2008, less approximately $91,000 in fees payable to Dartmouth College accrued through June 14, 2007 to be deducted from the first quarterly reimbursement amount. In the circumstances, the collectability of the amounts due under the agreement is not reasonably determinable and the cost recovery method of accounting has been applied.

The company has accounted for the receipt of the reimbursement proceeds as a recovery of costs since such amounts represent an initial payment and is subject to additional installments and when payments received exceed the cost accumulated, revenue will be recorded under the cost recovery approach to the extent that the proceeds exceed the basis.

The company received the first quarterly reimbursement of $209,000, due March 1, 2008, on April 3, 2008. The company has not received payment of the installments due June 1, 2008 and September 1, 2008 and Ice Engineering has apparently repudiated its remaining payment obligations under the agreement. On October 31, 2008, the company commenced an action in New York State Supreme Court, County of New York, Commercial Division against Ice Engineering, LLC seeking the total balance owed by Ice Engineering to the company pursuant to an agreement, namely $2,700,000.

(e)	Company Expenses

The net loss for the three month period ended September 30, 2008 was $457,000 as compared to the three month period ended September 30, 2007 of a net loss of $569,000. The net loss for the nine month period ended September 30, 2008 was $939,000 as compared to the nine month period ended September 30, 2007 net loss of $2,327,000. The decrease in the net loss of $112,000 and $1,388,000, respectively, is principally related to the gain on cancellation of debt which provided the company with other income of $1,541,000.

Research and development expenses for the three month period ended September 30, 2008 amounted to $143,000 as compared to $152,000 for the three month period ended September 30, 2007. Research and development expenses for the nine month period ended September 30, 2008 amounted to $405,000 as compared to $541,000 for the nine month period ended September 30, 2007. The decrease of $9,000 and $136,000 in the three and nine month comparative is due to decreased cost associated with commercializing our technologies. The decrease expense is based on the change of allocation of expenses to research and development. In 2007, management allocated sixty six percent of engineering costs to research and development. In 2008, management decided to change the allocation to thirty three percent of engineering costs to research and development due to the change in project development and costs that needed to be specifically traced to business components.

General and administrative expense for the three month period ended September 30, 2008 amounted to $694,000 compared to $434,000 for the three month period ended September 30, 2007. General and administrative expenses for the nine month period ended September 30, 2008 amounted to $2,475,000 as compared to $1,935,000 for the nine month period ended September 30, 2007. This increase of $260,000 and $540,000 in the three and nine month comparative is due to the increased cost associated with commercializing the products, increased litigation costs, accrued compensation to James and Keith Gleasman, accrued estimated payroll tax expense, and the legal expenditures for patents.

(f)	Liquidity and Capital Resources

The company’s business activities during the nine month period ended September 30, 2008 were funded principally through:
•	the receipt in 2007 of the first installment of $500,000 of an aggregate $3,500,000 reimbursement payable in connection with the assignment of the company’s ice technology license and the receipt of $209,000 representing the second reimbursement installment;

•	the receipt in 2007 of $126,000 in revenue from the sale of the company’s products to various end-users;

•	the receipt of approximately $30,000 of revenue during the nine month period ended September 30, 2008 attributable to the sale of a constant velocity joint prototype to a California bus company and the sale of a prototype to a military contractor;

•	the purchase of restricted common stock in June 2008 for $100,000 by an accredited investor at a price of $2.75 per common share.

•	the purchase of restricted common stock in September 2008 for $30,000 by accredited investors at a price of $1.50 per common share.
During the nine month period ended September 30, 2008 and 2007, the company issued 664,021 and 174,803 common shares to business consultants under its Business Consultants Stock Plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work and litigation. As of September 30, 2008 and 2007, there are 3,989,605, and 4,791,826 shares available for future grants under the plan.
On March 28, 2008 the board of directors approved the governance and compensation committee’s recommendation that, effective January 1, 2008, each of the Gleasmans be compensated at the rate of $300,000 per year. Such amount is payable in cash. No payment of all or any portion of the Gleasmans’ compensation shall be paid unless and until the company shall have the requisite cash available. The determination of the availability of the requisite amount of cash shall be made by the board of directors in the light of approved-budgets, existing and anticipated capital requirements and existing and estimated cash flows. Unpaid amounts are accumulated and carry over from one year to the next. No amount was paid to either of the Gleasmans under this compensation arrangement during the nine month period ended September 30, 2008. The amount of unpaid compensation accrued as of September 30, 2008 is $450,000.
At September 30, 2008 and 2007, the company’s cash position was $43,000 and $483,000 and the company had a working capital deficit of $241,000 and $1,258,000. The company’s cash position at anytime during the nine month periods ended September 30, 2008 and 2007 was dependent upon its success in selling its preferred stock, the receipt of reimbursement monies with respect to its ice technology license and revenues generated by the sale of its products. Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. The balance of cash and cash equivalents and the funding commitment as of September 30, 2008 will not sufficient to meet our anticipated cash requirements through September 30, 2009, based on our present plan of operation. As a result, we are seeking to raise additional capital. Additional capital may not be available on acceptable terms or at all. Equity financings may be dilutive to existing stockholders. If we are unable to obtain sufficient capital as and when needed, we may be forced to delay, scale back or eliminate some or all of our operations including our research and development programs and commercialization plans, and/or license to third parties certain products or technologies that we would otherwise seek to commercialize independently. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. Please see Note A of our condensed consolidated financial statements for the nine month s ended September 30, 2008. Unless we are able to obtain financing and ultimately achieve profitability we will not be able to continue as a going concern.
At September 30, 2008, the company had accounts payable, accrued expenses, and deferred compensation and other expenses totaling $826,000 (of which $471,000 is attributed to the Gleasmans’ unpaid but accrued compensation).

(g)	Critical Accounting Policies

Revenue Recognition

The company’s terms provided that customers are obligated to pay for products sold to them within a specified number of days from the date that title to the products is transferred to the customers. The company’s standard terms are typically net 30 days. The company recognizes revenue when transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery depending on the terms of the agreement with a particular customer. The sale price of the company’s products is substantially fixed and determinable at the date of the sale based upon purchase orders generated by a customer and accepted by the company. To the extent that collectability of the receivable is not assured, the company follows the cost recovery approach. Accordingly, amounts collected will be accounted for as a reduction of costs.

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

Effective January 1, 2008, the company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of September 30, 2008, the company has not elected to use the fair value option allowed by SFAS 159. Management has determined that the adoption of SFAS 159 did not have a material effect on the company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

Inflation has not had a significant impact on the company’s operations to date and management is currently unable to determine the extent inflation may impact the company’s operations during the nine month period ended September 30, 2008.

(i)	Quarterly Fluctuations

As of September 30, 2008 and 2007, the company had not engaged in substantial revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable
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
The company’s management, including the chief executive officer and interim chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2008 pursuant to Rule 13a-15(b) under the Exchange Act and has concluded that our disclosure controls and procedures were effective as of September 30, 2008.
Changes in Internal Control Over Financial Reporting
The company’s management, with the participation of the company’s chief executive officer and interim chief financial officer, has concluded that there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

On June 27, 2008, the Federal Court dismissed, with prejudice, the shareholders derivative action and the deadline for appealing the decision has expired.

On August 18, 2008, the plaintiffs withdrew their arbitration claim, thus ending the litigation in its entirety.

(4)	On October 31, 2008, the company commenced an action in New York State Supreme Court, County of New York, Commercial Division against Ice Engineering, LLC seeking the total balance owed by Ice Engineering to the company pursuant to an agreement entered into by the parties, effective June 15, 2007, namely, $2,700,000. Under the agreement, in connection with Torvec’s assignment of the ice technology license to Ice Engineering, that company agreed to reimburse Torvec for approximately $3,500,000 the company previously had expended acquiring and maintaining the license. Ice Engineering has paid approximately $800,000 but is in arrears with respect to installments due June 1, 2008 and September 1, 2008 and apparently has repudiated its remaining payment obligations under the agreement.
Item 1A. Risk Factors
There have been no significant changes to the risk factors facing the company as disclosed in the Company’s Form 10-K for the year ended December 31, 2007, other than those described in Footnote A to the company’s financial statements with respect to the company’s ability to continue as a going concern, in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation and Part II, Item 1, Legal Proceedings, all as set forth herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As disclosed in a Current Report (SEC Form 8-K) filed on October 8, 2008, the company sold 50,000 restricted common shares at $1.50 per share to accredited investors at $1.50 per share. The sales occurred on October 6, 7, and 8, 2008. The closing price for the company’s common stock on the OTCBB on such dates was $1.25, $1.30 and $1.20, respectively.
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
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession
2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.
(3)	Articles of Incorporation, By-laws
3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A , Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.5	Certification of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.

3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing the authorized common shares from 40,000,000 to 400,000,000 common shares, incorporated by reference to annual report (Form 10-K) filed for the calendar year ended December 31, 2006.
(4)	Instruments defining the rights of holders including indentures
None
(9)	Voting Trust Agreement
None
(10)	Material Contracts
10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, 2,500,000 and 5,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, April 20, 2004 and October 13, 2006, respectively;

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 2000;

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.36	Consulting Agreement with Matthew R. Wrona, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steven Urbanik, Floyd G. Cady, Jr., and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005.

10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004, creating the non-management directors plan, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2006.

10.47	Excerpts from minutes of the meeting of Board of Directors Torvec, Inc., adopting changes to the non-management directors plan creating, a commercialized event plan, approving an increase in shares to be issued under business consulting plan and adopting recommendation that shareholders increase number of authorized common shares from 40,000,000 to 400,000,000 common shares, incorporated by reference to Form 8-K filed on October 16, 2006.

10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm, incorporated by reference to Form 8-K filed on June 20, 2006;

10.49	Letter agreement with American Continental Group, LLC, executed on October 22, 2006, incorporated by reference to Form 8-K filed on October 30, 2006;

10.50	New York State School Bus Proposal incorporated by reference to Form 10-Q filed for quarter ended March 31, 2006;

10.51	Order of Supreme Court of the State of New York directing the Monroe County Clerk to release back to the company 40,000 common shares and 245,000 common stock warrants issued to a management consulting firm with which the company is in litigation and held in escrow by such Clerk by virtue of a previous court order and directing the return to the company of a $250,000 (less administrative fee) undertaking deposited with the Monroe County Treasurer in connection with the same litigation, incorporated by reference to Form 10-Q filed for the quarter ended March 31, 2007;

10.52	License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, Inc. made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology from Torvec to Ice Engineering, incorporated by reference to Form 8-K filed on July 18, 2007.

10.53	License Agreement by and between High Density Powertrain and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;

10.54	Consulting Agreement by and between Clifford Carlson and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;

10.55	Minutes of meeting of Governance and Compensation Committee dated February 19, 2008 establishing compensation for the company’s president and chief executive officer and amending the company’s commercializing event plan, incorporated by reference to annual report (Form 10-K) filed for year ended December 31, 2007.
(11)	Statement regarding computation of per share earnings (loss)
Not applicable
(14)	Code of Ethics

(16)	Letter on change in certifying accountant
None
(18)	Letter regarding change in accounting principles
None
(20)	Other documents or statements to security holders
None
(21)	Subsidiaries of the registrant

Ice Surface Development, Inc. (New York) Iso-Torque Corporation (New York) IVT Diesel Corp. (New York) Variable Gear, LLC (New York)
(22)	Published report regarding matters submitted to vote of security holders
None
(23)	Consents of experts and counsel

(23.1)	Eisner LLP Consent

(24)	Power of attorney
None
(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications

(32)	Section 1350 Certifications

(99)	Additional exhibits
None

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.

Date: November 14, 2008

	By:	/s/ James Y. Gleasman James Y. Gleasman, Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 14, 2008	By:	/s/ James Y. Gleasman James Y. Gleasman, Chief Executive Officer and
Interim Chief Financial Officer

EXHIBIT INDEX

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications

(32)	Section 1350 Certifications