Form 10-K
period 2008-12-31
TORVEC INC
filed 2009-03-31
CIK 1063197

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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
Issuer’s Telephone Number, including Area Code: (585) 254-1100
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
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 27,824,366.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 30, 2009. 33,248,816

TORVEC, INC. AND SUBSIDIARIES
(A Development Stage Company)
TABLE OF CONTENTS

PAGE
PART I

Item 1. Description of Business	4

Item 1A. Risk Factors	11

Item 2. Properties	13

Item 3. Legal Proceedings	13

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 6A. Quantitative and Qualitative Disclosures About Market Risk

PART II — DECEMBER 31, 2008 and 2007 FINANCIAL INFORMATION

Item 7. Consolidated Financial Statements	F-1

Report of Independent Registered Public Accounting Firm	F-2

Torvec, Inc. and Subsidiaries Consolidated Balance Sheet as of December 31, 2008 and 2007	F-3

Torvec, Inc. and Subsidiaries Consolidated Statements of Operations for each of the years in the Two-Year Period Ended December 31, 2008 and for the Period from September 25, 1996 (Inception) through December 31, 2008
F-4

Torvec, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the Period from September 25, 1996 (Inception) through December 31, 2008	F-5 – F-11

Torvec, Inc. and Subsidiaries Consolidated Statements of Cash Flows for each of the years in The Two Year Period Ended December 31, 2008 and for the Period from September 25, 1996 (Inception) through December 31, 2008
F-12

Notes to Consolidated Financial Statements	F-13

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33

Item 8A. Controls and Procedures	33

Item 8B. Other Information	34

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	35

Item 10. Executive Compensation	48

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	59

Item 12. Certain Relationships and Related Transactions and Director Independence	62

Item 13. Principal Accountant Fees and Services	64

Exhibits	65

SIGNATURES PAGE	70

EXHIBIT INDEX	71

PART I
Item 1. DESCRIPTION OF BUSINESS.
(a) History and Development of Our Inventions
Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the company acquired numerous patents, inventions and know-how created for more than fifty years by Vernon E. Gleasman and his sons, James and Keith Gleasman, a family with more than fifty years experience in the automotive industry. Upon its incorporation, the company commenced the development of its full terrain vehicle (“FTV”®) — the merger of the speed and handling of a truck with the full terrain capability of a tracked vehicle. Through the ongoing creation, development and improvement of its FTV, the company created the following inventions relating to six distinct fields of automotive and related technology. Each of the following has individual commercial potential:
(i)	Iso-torque® differential;

(ii)	infinitely variable transmissions (“IVT”) for diesel and gasoline engines;

(iii)	steering drive and suspension system for tracked vehicles;

(iv)	high speed, steel-reinforced rubber tracks;

(v)	hydraulic pump and motor;

(vi)	constant velocity joint mechanism.
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
At the present time, management believes there is no worldwide, patented tracked vehicle with the high speed (highway driving speeds) and handling characteristics of the company’s FTV. To facilitate the development of the FTV the company had to resolve numerous engineering hurdles and the company’s success in so resolving these engineering problems led to the inventions described above. The company’s first generation FTV prototype was completed in February, 1999 and was initially showcased to the public in early spring, 1999. We have continued to improve the FTV since its introduction in the spring of 1999.

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
The company’s production-ready full terrain vehicle is a new type of vehicle which management believes combines the high speed capabilities of trucks and cars with the high traction capabilities of tracked vehicles. The FTV incorporates two company inventions — the steering drive and suspension system for tracked vehicles and high speed steel-reinforced rubber tracks. The company has tested the FTV over the past years. It has and continues to demonstrate the FTV in person to representatives of many governmental entities and private sector automotive companies as well as to many Tier I and Tier II automotive and truck componentry suppliers who are potential suppliers of the company’s FTV.
Based upon these tests, demonstrations and the reaction of governmental and industry representatives, the company believes it has shown that the FTV is relatively easy to drive and steers as easily as a car and that it has shown that this tracked vehicle can traverse almost any terrain, with highway driving speeds being attainable on pavement and other relatively flat surfaces. The company also believes that it has shown that the FTV is also environmentally sensitive since its low ground pressure of approximately 2 pounds per square inch, does not damage paved road surfaces or leave ruts or cause potholes on unpaved surfaces. In comparison, a person displaces approximately 5 to 7 pounds per square inch. The FTV is able to perform as it does because of its unique steering mechanism, which is protected by several U.S., European and Asian patents. This steer-drive mechanism can best be described in engineering terms as a hydro-mechanical steering mechanism. The “mechanical” portion is manufactured from conventional, high volume gearing, while the “hydro” portion is provided by a hydraulic pump and motor.
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
(2) IsoTorque® Differential
In 1951, Vernon E. Gleasman invented the dual-drive differential (the Torsen®). For the next thirty years, Vernon Gleasman and his sons manufactured and marketed this differential for the military, for incorporation in high performance cars, off road cars and 4x4 trucks. In 1982 the Gleasman family sold the Torsen differential to the unrelated Gleason Corporation (for further information on the Torsen, explore “Torsen” on the Google web searcher).
The company believes its IsoTorque® differential is dramatically less expensive, more efficient, lighter, and outperforms the Torsen. The Torsen is standard equipment on many major automobiles including Lexus, Mazda, Toyota, Audi, Land Rover, GM vehicles and others. The major hurdle to the Torsen’s utilization in a larger percentage of cars and trucks is price and weight. The company believes it’s the IsoTorque differential that eliminates these barriers.

The company has been working with a number of Nissan-sponsored race car teams. The IsoTorque has proven to operate in the manner the company anticipated—it has, in the company’s opinion, shown itself to be an extremely reliable and efficient differential. Reliable—the race cars have used the IsoTorque differential for a complete racing season with no failures compared to conventional limited-slip differentials which experience failure after a few races. Efficient—the IsoTorque-equipped cars improved the lap times of non-Isotorque-equipped cars by one (1) to two (2) seconds per lap. In addition, according to the race car drivers, the handling and safety of the vehicle was greatly improved.
Interest in the IsoTorque differential has spread to several domestic automotive and truck companies.
(3) Infinitely Variable Transmission — Hydraulic Pump/Motor
The company variously has developed three distinct generations of infinitely variable transmissions for diesel and gasoline engines, namely, the first generation, hydro mechanical transmission configured for our Dodge Ram diesel 4x4, including an all-hydraulic variation configured for gasoline engines (2003, 2004 ) a second generation, modular, hydro mechanical transmission configured for both gasoline and diesel engines (2005) and the third generation, single hydraulic unit configured for both diesel and gasoline engines (2006). Each transmission provides an uninterrupted drive through an infinite number of speed ratios, allowing ideal torque flow to propel the vehicle while permitting the engine to run at optimum efficiency. The company believes that the next generation of diesel engines with state-of-the-art electronics will allow interfacing and provide the necessary mechanisms to adequately control the infinitely variable transmission. Industry data has shown that the use of continuously variable and infinitely variable transmissions improves the fuel efficiency of all engines (gas/diesel), thus leading to reduced pollution. The company believes its testing has proven that its infinitely variable transmission will permit automotive diesel/gasoline engines to operate at ideal combustion rates which will reduce pollution and provide improved fuel economy while operating.
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
The company next engaged the independent engineering firm of Viewpoint Systems, Inc. (a “Select Integrator” of National Instruments) to conduct a series of fuel-efficiency tests on the transmission. Viewpoint’s tests, consisting of measuring replacement fuel by driving at steady-state on a closed course (i.e. racetrack) using the average of five test runs, demonstrated that the company’s 3/4-ton 4x4 Dodge Ram truck, utilizing the company’s first generation infinitely variable transmission with a diesel engine, generated a 96% improvement in fuel mileage over that obtained by a gasoline-powered, 4-speed automatic 4x4 truck of comparable weight and horsepower to the most popular SUVs. The tests also confirmed that the company’s 3/4 ton diesel truck:
•	generated a 38.5% improvement in fuel efficiency over a same-model Dodge 4x4 diesel truck with a 4-speed automatic; and
•	generated a 28.5% improvement in fuel efficiency over a same model Dodge 4x4 diesel truck with a manual transmission.

In addition to demonstrating that our first generation transmission achieved superior fuel economy, the tests also confirmed that two other objectives, long sought by the automotive industry, were achieved:
•	the elimination of “vehicle creep”, a characteristic of an automatic transmission vehicle at rest without application of the brake;
•	interchangeability, i.e. the transmission fit in the same space as an existing automatic transmission, thus, eliminating the need for major costly design changes to car and truck frames;
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
During this period, we made a number of improvements to the transmission, including creation of a more robust design for our hydraulic pump/motor units as well as improving their operating efficiencies.
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
Having demonstrated the efficiencies of our transmission in the Dodge Ram diesel and the efficiencies of our all-hydraulic transmission in the Tahoe, we configured the two as a second generation, “modular” hydro mechanical infinitely variable transmission and in the third quarter of 2005, installed this unit in the Tahoe. We then proceeded to run this transmission under a “full load” (full vehicle weight, 5575 lbs., load resistance on our Mustang dynamometer) to both break it in and determine its mechanical capabilities. At the same time, we fine-tuned the computer software program we are using to control the transmission’s operation to enable us to accelerate, decelerate and break the vehicle and to perform the “steady state” tests requested of us by auto manufacturers.
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

We have now produced the final design for our infinitely variable transmission. We have incorporated the best of all our previous designs. We began testing this unit in March, 2008. Using industry-accepted and EPA-sanctioned procedures, we ran identical side-by-side comparisons of the IVT to a four-speed automatic transmission utilizing the EPA-sanctioned New York City cycle test. The company’s IVT consistently achieved an approximate 20% gain in fuel economy as well as a dramatic reduction in particulates using filtered paper on the exhaust outlet.
Our testing used a torque-load cell between the engine and the transmission, the most accurate and latest computer software and hardware, Maxx fuel-flow meters accurate to one-tenth of one percent and a Mustang chassis dynamometer to collect extremely accurate and repeatable data.
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
Our first rendition of the constant velocity joint uses gears rather than sliding balls to function. The gears have line contact, spreading the load over a long line, creating a rolling motion that is approximately 98% efficient. The company’s constant velocity joint, therefore, does not require high pressure lubrication and requires only conventional automotive tolerances to function. In addition, the company constant velocity joint design eliminates the need for extensive grinding, including the need for ball grinders.
We have continued development of our constant velocity joint technology in order to reduce complexity and manufacturing cost and improve functionality and efficiency. In this “next generation” version of the technology, we have retained our patented spherical gear design but have replaced the outer gear teeth with hardened steel balls while eliminating the expensive curved ball tracks and the internal steel cage. The balls now sit in a pocket and during operation perform a rolling rather than a sliding motion. The balls are the functional equivalent of a bearing which provides long life, greater efficiency and because it is relatively inexpensive to drill and size the holes for the steel balls, reduces overall manufacturing costs.
Management believes that we have significant competitive advantages consisting of less weight, less cost, higher operating angles and greater efficiencies.
On December 12, 2007, the company granted High Density Poweretrain, Inc. of Waterford, Michigan (“HDP”) an exclusive, worldwide license to incorporate the company’s constant velocity joint technology in HDP’s family of highly-powered, multifueled, fuel efficient, light weight, cost effective internal combustion engines. In consideration for the grant of the license, the company will receive annual royalties equal to 5% of annual gross revenues generated by the sale of HDP’s multifuel engines, including all sublicense of such technology. There are no minimum royalty payments and the grant does not affect the company’s ability to commercialize its constant velocity joint technology in any other field and/or application. At December 31, 2008, the company did not earn any royalties under this agreement.

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
Separately, Ice Engineering, LLC agreed to reimburse approximately $3,500,000 of acquisition and maintenance costs expended by the company in connection with the ice technology. Pursuant to the reimbursement agreement, the company received $500,000 on June 15, 2007. Under the license assignment agreement, the $3,000,000 balance is to be paid at the rate of $300,000 per quarter commencing March 1, 2008, less approximately $91,000 in fees payable to Dartmouth College accrued through June 14, 2007 to be deducted from the first quarterly installment amount.

The company received the first quarterly installment of $209,000, due March 1, 2008, on April 3, 2008. The company did not receive payment of the installments due June 1, 2008, September 1, 2008 and December 1, 2008 and Ice Engineering has apparently repudiated its remaining payment obligations under the agreement. On October 31, 2008, the company commenced an action in New York State Supreme Court, County of New York, Commercial Division against Ice Engineering, LLC seeking the total balance owed by Ice Engineering to the company pursuant to the June 15, 2007 agreement, namely $2,700,000. Ice Engineering has counterclaimed for the approximate $800,000 paid under the agreement thus far, alleging that the company failed to deliver certain “business information” to Ice Engineering as called for under the agreement.
The company has accounted for the receipt of installment proceeds as a recovery of its cost since such amounts represent an initial payment and is subject to additional installments and when payments received exceed the cost accumulated, revenue will be recorded under the cost recovery approach to the extent that the proceeds exceed the basis.
(d) Current Status of Product Development
A complete discussion concerning the current status of product development, including a description of current-revenue generating projects, is found under the caption “Management Discussion & Analysis of Financial Condition and Results of Operations.”
(e) Competition, Industry and Market Acceptance
The company believes that its automotive technology is superior to similar products manufactured in the worldwide automotive industry and in many instances represents a true paradigm shift with respect to presently known technology. However, through December 31, 2008, the company has not generated significant revenues from operations. It has taken the company time (due to both cash-flow restraints existing from time to time and the increasing demand on the part of the industry for production-ready prototypes) to develop its products so that each automotive product is ready for commercialization and production-ready.
Beginning in 2006, the company initiated a series of programs designed to demonstrate its FTV®®, IsoTorque® differential, infinitely variable transmission and constant velocity joint to representatives of multiple domestic and foreign automobile manufacturers and first-tier suppliers to the automotive industry.
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

As the result of its initiatives commencing in 2006 and more fully implemented in 2007 and 2008, the company is currently engaged in a number of projects with domestic and foreign enterprises, as well as the National Aeronautics and Space Administration, with respect to its IsoTorque® differential, constant velocity joint technology and infinitely variable transmission technology. The projects generally are revenue-producing and involve tailor-making design-specific applications of these technologies for the end-user’s specifications.
The company’s FTV® is a unique vehicle which has no direct, market competitor. Management’s opinion with respect to the uniqueness of the FTV was confirmed by the United States Air Force purchase of an FTV prototype on a “sole source” basis in the fall of 2008.
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
North American markets for the FTV include forestry, farming and ranching, mining, environmental protection, fire and rescue, border patrol, pipeline inspection, oil and gas exploration, construction, transportation and recreation.
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
(1) The company has limited operating history, has not generated significant revenues since its founding in 1996 and may have to sell shares of its common and if possible convertible Preferred stock to continue and/or expand business operations. In these circumstances, management has expressed its opinion that without sufficient additional capital or long-term debt and ultimately, profitable operations, the company will not be able to continue as a going concern. As a result of Limited Capital resources and recurring net losses, our auditors have disclosed in their report on our financial statements that there is a substantial doubt about our ability to continue as a going concern.
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

(3) The only market for the company’s automotive products is an automotive industry that, due to the current economic downturn, is curtailing research and development expenditures, undergoing significant management and corporate reorganization and delaying new product development. Such circumstances may delay the company’s ongoing projects with the industry or curtail one or more of them altogether.
(4) In the event the company were unable to sell and/or license any of its automotive technologies to one or more automotive companies, first-tier suppliers, government agencies and/or the U.S. military, the company may have to embark upon the commercialization of one or more of its technologies itself, a situation which would require considerably more capital, personnel, regulatory compliance, time and other resources than is presently available to the company.
(5) The company’s common stock is traded on the over-the-counter bulletin board (OTCBB), an electronic inter-dealer quotation system, and is not listed for trading on any domestic or foreign securities exchange, including the National Association of Securities Dealers, Inc. (NASD). Consequently, the company is not required to meet certain quantative and qualitative listing standards established by such exchanges for the protection of investors.
(6) The market for the company’s common stock is extremely limited, meaning that at any time and from time to time, there may not be enough sellers in the market to fill purchase orders and/or enough buyers in the market to fill sell orders for transactions where a given price is stipulated (i.e. “limit orders”). Such orders, therefore, may expire unfilled.
(7) The company’s common stock is volatile, meaning that purchase and/or sell orders for a numerically small number of shares (e.g. 500) may have a disproportionate positive or negative impact on the trading price at any time during any given trading day but especially, during the first and the last half-hour of trading.
(8) The market for the company’s common stock is disproportionately influenced by market makers (i.e. broker/dealers) who agree to buy a limited number of the company’s common shares [e.g. 500 share blocks] during the course of a given trading day at various specified prices [ the “bid"]) who may negatively affect the trading price by periodically “lowering the bid” for the company’s common stock without regard to company performance and/or disclosure of material events regarding the company’s activities.
(9) The price of the company’s common stock may be negatively influenced by significant “sell-side pressure” initiated by “short sellers” of the company’s stock. Short selling is simply selling a security that is not owned by the seller at the time of the sale. Short selling is generally accomplished by the investor borrowing the shares from an otherwise nonselling shareholder. The short seller’s profit is made when he purchases the number of shares borrowed at a price lower than the price at which he sold the borrowed shares.
(10) Unless the trading price for the company’s common stock is $5.00 or more, the stock constitutes “penny stock” requiring broker/dealers to determine whether the company’s stock is a “suitable” investment for his customer, requiring disclosure to the customer of certain bids, offers and quotations at least two days before executing a transaction and additionally requiring the broker/dealer to deliver certain information regarding the risks generally associated with penny stocks (e.g. lack of liquidity, volatility and the potential that the investor will lose his entire investment) at least two days prior to executing a penny stock transaction. These requirements may reduce the number of individuals who otherwise may purchase the company’s common stock in the open market.
Item 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.

Item 2. PROPERTIES
During 2006 and part of 2007, the company leased executive office space at Powder Mills Office Park, Pittsford, New York and leased research, development and manufacturing space in Webster, New York. The company terminated its Powder Mills lease as of June 30, 2007 and its Webster lease as of December 31, 2007 in order to access additional manufacturing and assembly space and to consolidate its executive and manufacturing functions under one roof. The company was released from all further obligations under these leases.
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
The company believes that, given its present circumstances, the facilities located at Mount Read Blvd. are sufficient to meet the company’s anticipated plant requirements for the next twelve months. This situation could change if the company were to receive one or more orders requiring volume production of one or more of its technologies and the company were to elect to fill any such orders itself.
Item 3. LEGAL PROCEEDINGS
(1)	On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that court’s determination that certain, purported agreements with a management consulting firm are null and void and unenforceable as against the company, its officers and directors. This litigation has been settled and, in accordance with the terms of the settlement agreement executed March 6, 2009, the parties released one another from all claims and counterclaims against each other and terminated any and all obligations emanating out of their relationship with each other, including any and all obligations under the purported agreements.

(2)	On April 12, 2007, the company commenced a second lawsuit against the same management consulting firm in the Supreme Court, Seventh Judicial District, alleging that such firm had fraudulently induced the company to enter into certain purported agreements with the management firm, did not perform the services for which the company had engaged the firm and that, as a result, the company has been damaged in excess of $6,000,000 by such firm. This litigation has been settled and, in accordance with the terms of the settlement agreement executed March 6, 2009, the parties released one another from all claims and counterclaims against each other and terminated any and all obligations emanating out of their relationship with each other, including any and all obligations under the purported agreements.

(3)	On October 8, 2007, the controlling persons of the company’s majority-owned subsidiary, Ice Surface Development, Inc.(“ISDI”), namely its chief executive officer, its chief operating officer and its vice-president of manufacturing, filed for arbitration of their claims that ISDI is obligated to pay them certain amounts under their employment contracts.

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

On August 18, 2008, the plaintiffs withdrew their arbitration claim, thus ending the litigation in its entirety.

(4)	On October 31, 2008, the company commenced an action in New York State Supreme Court, County of New York, Commercial Division against Ice Engineering, LLC seeking the total balance owed by Ice Engineering to the company pursuant to an agreement entered into by the parties, effective June 15, 2007, namely, $2,700,000. Under the agreement, in connection with Torvec’s assignment of the ice technology license, Ice Engineering agreed to reimburse Torvec for approximately $3,500,000 the company previously had expended acquiring and maintaining the license. Ice Engineering has paid approximately $800,000 but is in arrears with respect to installments due June 1, 2008, September 1, 2008 and December 1, 2008 and apparently has repudiated its remaining payment obligations under the agreement. Ice Engineering has counterclaimed for the $800,000 paid under the agreement thus far, alleging that the company failed to deliver certain “business information” to Ice Engineering as called for under the agreement.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to the company’s shareholders during the fourth quarter of the year ending December 31, 2008.
Subsequent Event
The annual meeting of the company’s common shareholders was held on January 29, 2009. At the meeting, at which a quorum of the requisite number of common shares under the company’s bylaws for the conduct of business was present either in person or by proxy (27, 159,425 common shares out of 32,695,556 common shares outstanding on the record date), the following items were voted on by the shareholders with the following results:
1.	Election of Directors

Election of Directors	For	Withheld
Daniel R. Bickel	26,960,435	198,990
Herbert H. Dobbs	26,935,709	223,716
Asher J. Flaum	26,951,958	207,467
James Y. Gleasman	26,952,935	206,490
Keith E. Gleasman	26,952,935	206,490
Joseph B. Rizzo	26,961,209	198,216
Gary A. Siconolfi	26,977,249	182,176

2.	Ratification of the appointment of Eisner LLP by the Audit Committee of the board of directors as the Independent Registered Public Accounting Firm of the company for its year ending December 31, 2008.

For	Against	Abstained
27,093,809	7,576	58,040

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
The following table presents the range of high and low closing prices for the company’s $.01 par value common stock for each quarter during its last two calendar years. The source of the high and low closing price information is the OTCBB. The market represented by the OTCBB is extremely limited, is heavily influenced by market makers and the price for our common stock quoted on the OTCBB is not necessarily a reliable indication of the value of our common stock. The company also believes that the price of its common stock is significantly impacted by short-selling. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2008	High	Low
1st Quarter	$3.14	$2.32
2nd Quarter	$2.85	$2.02
3rd Quarter	$2.40	$1.35
4th Quarter	$1.80	$.60

2007	High	Low
1st Quarter	$5.40	$3.15
2nd Quarter	$4.28	$3.20
3rd Quarter	$3.84	$2.50
4th Quarter	$4.56	$2.84
(b) Holders of Common Stock
As of December 31, 2008, the company had approximately 297 shareholders of record and an estimated 3,600 beneficial owners of its common stock. As of December 31, 2008, the company had 32,811,422 common shares issued and outstanding.
(c) Dividend Policy on Common Stock
The company has not paid any dividends on its common stock since its inception. The declaration or payment of dividends, if any, on the company’s common stock is within the discretion of the board of directors and will depend upon the company’s earnings, capital requirements, financial condition and other relevant factors. Given the company’s current financial condition,, the board of directors does not intend to declare or pay any dividends on its common stock and intends to retain any earnings to finance the growth of the company. In the event the company generates revenues as the result of one of more commercial transactions, the board intends to seek every opportunity to be in a position to declare dividends.

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
(d) Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities
	to be issued upon		Weighted average
	exercise of		exercise price of	Number of securities
	outstanding options,		outstanding options,	remaining available
	warrants and rights		warrants and rights	for future issuance
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	641,848	(1)	$4.70	None (1)
Equity compensation plans not approved by security holders	1,214,500	(5)	$3.30	None (2)-(5)

Total	1,856,348	(5)	$4.00	None (1)-(5)

(1)	Represents number of common stock options outstanding. The company’s stock option plan was terminated effective May 28, 2008 as to future grants under the plan.

(2)	The company granted 125,000 common stock warrants to a consultant in connection with a non-exclusive financial consulting agreement dated February 11, 1997. The warrants are only exercisable if and when the company has an initial public offering of its common stock.

(3)	The company granted 1,080,000 common stock warrants to a management consulting firm as compensation for services such firm was supposed to provide to the company. 528,800 of these warrants have been exercised through December 31, 2008. The company litigated that the management firm was not legally entitled to any shares already issued to such consulting firm, to exercise the remaining unexercised warrants outstanding as well the issuance of an indeterminate number of additional common stock warrants issuable under purported agreements with such firm. Effective December 31, 2008, the company and the management firm released all claims and terminated all obligations under the purported agreements including all common stock warrants. See footnote H to the company’s financial statements.

(4)	The company has granted 123,500 common stock warrants to its nonmanagement directors under its nonmanagement directors plan. 69,000 warrants have been exercised through December 31, 2008. The plan was modified on October 13, 2006 so that no further warrants are issuable under the plan.

(5)	The company has granted an aggregate 1,571,583 common stock warrants which the company has issued to a number of business, engineering, financial, governmental affairs and technical consultants in connection with its operations. 536,583 warrants have been exercised or have been cancelled or expired by their terms through December 31, 2008. See footnote H [10] to the company’s financial statements.

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

B.	Dividends
(i)	So long as any Class A Preferred is outstanding, the holders of the Class A Preferred will be entitled to receive cumulative preferential dividends in the amount of $.40 per share of Class A Preferred and no more for each annual dividend period. The annual dividend period shall commence on the first day of each March and shall end on the last day of the immediately succeeding February, which February date is referred to as the “Dividend Accrual Date”.

(ii)	When and as declared by the board, dividends payable on the Class A Preferred will be paid in cash out of any funds legally available for the payment of dividends or, in the discretion of the board, will be paid in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends. No fractions of Class A Preferred shall issue. The Company shall pay cash in lieu of paying fractions of Class A Preferred on a pro rata basis.

(iii)	Dividends shall be cumulative from the date of issuance of each share of Class A Preferred, whether or not declared and whether or not, in any annual dividend period(s), there are net profits or net assets of the Company legally available for the payment of dividends.

(iv)	Accumulated and unpaid dividends on the Class A Preferred will not bear interest.

(v)	So long as any Class A Preferred is outstanding, the Company may not declare or pay any dividend, make any distribution, or fund, set aside or make monies available for a sinking fund for the purchase or redemption of, any shares or stock of the Company ranking junior to the Class A Preferred with respect to the payment of dividends, including the $.01 par value common stock of the Company (“Junior Stock”), unless all dividends in respect of the Class A Preferred for all past annual dividend periods have been paid and such dividends for the current annual dividend period have been paid or declared and duly provided for. Subject to the foregoing, and not otherwise, the dividends (payable in cash, stock or otherwise) as may be determined by the board, may be declared and paid on any Junior Stock from time to time out of any funds legally available therefore, and the Class A Preferred will be entitled to participate in any such dividends, whether payable in cash, stock or otherwise on a pro rata basis.

C.	Liquidation Rights
(i)	In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Class A Preferred then outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount in respect of any shares of any Junior Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Company, all accumulated and unpaid dividends (including a prorated dividend from the last Dividend Accrual Date) in respect of any liquidation, dissolution or winding up consummated except that, notwithstanding the provisions of Section B(ii), all of such accumulated and unpaid dividends will be paid in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends. No fractions of Class A Preferred shall issue. The Company shall pay cash in lieu of paying fractions of Class A Preferred on a pro rata basis.

(ii)	The Class A Preferred will be entitled to participate on a pro rata basis in any distribution of assets as may be made or paid on Junior Stock upon the liquidation, dissolution or winding up of the Company.

(iii)	A consolidation or merger of the Company with or into any other corporation or corporations or any other legal entity will not be deemed to constitute a liquidation, dissolution or winding up of the Company as those terms are used in this Section C.
D.	Redemption
(i)	The Company may, in the absolute discretion of its board, redeem at any time and from time to time from any source of funds legally available any and all of the Class A Preferred at the Redemption Price.

(ii)	For each redemption, the Redemption Price for each share of Class A Preferred shall be equal to amount paid per share of Class A Preferred payable in cash, plus an amount payable (not withstanding the provisions of Section B (ii)) in cash equal to the sum of all accumulated unpaid dividends per share of Class A Preferred (including a prorated annual dividend from the last Dividend Accrual Date) to the respective date for each redemption on which the Company shall redeem any shares of Class A Preferred (the “Redemption Date”).

(iii)	In the event of redemption of only a portion of the then outstanding Class A Preferred, the Company will affect the redemption pro rata according to the number shares held by each holder of Class A Preferred.

(iv)	At least 20 days and not more than 60 days prior to the date fixed by the board for any redemption of Class A Preferred, written notice (the “Redemption Notice”) will be mailed, postage prepaid, to each holder of record of the Class A Preferred at his or her post office address last shown on the records of the Company. The Redemption Notice will state:
•	Whether all or less than all of the outstanding Class A Preferred is to be redeemed and the total number of shares of Class A Preferred being redeemed;

•	the number of shares of Class A Preferred held by the holder that the Company intends to redeem;

•	the Redemption Date and Redemption Price; and

•	that the holder is to surrender to the Company, in the manner and at the place designated in Section D(v), his or her certificate or certificates representing the number of shares of Class A Preferred to be redeemed.

(v)	On or before the date fixed for redemption, each holder of Class A Preferred must surrender the certificate or certificates representing the number of shares of Class A Preferred to the Company, accompanied by instruments of transfer satisfactory to the Company and sufficient to transfer the Class A Preferred being redeemed to the Company free and clear of any adverse interest, at the place designated in the Redemption Notice. The Redemption Price for the number of shares of Class A Preferred redeemed will be payable in cash on the Redemption Date to the person whose name appears on the certificate(s) as the owner of such certificate(s) as of the date of the Redemption Notice. In the event that less than all of the shares of Class A Preferred represented by any certificate(s) are redeemed, a new certificate will issued by the Company representing the unredeemed Class A Preferred to the same record owner.

(vi)	As promptly as practicable after surrender of the certificate(s) representing the redeemed Class A Preferred, the Company will pay the Redemption Price to the record holder of the redeemed Class A Preferred.

(vii)	Unless the Company defaults in the payment in full of the Redemption Price, the obligation of the Company to pay dividends on the Class A Preferred redeemed shall cease on the Redemption Date, and the holders of the Class A Preferred redeemed will cease to have any further rights with respect to such redeemed Class A Preferred on the Redemption Date, other than to receive the Redemption Price.

(viii)	The holders of the Class A Preferred have no right to seek or to compel redemption of the Class A Preferred.
E.	Voting Rights The holders of Class A Preferred are not be entitled to vote in any and all elections of directors and with respect to any and all other matters as to which the vote or consent of shareholders of the Company shall be required or taken.

F.	Conversion Privilege
(i)	The holders of the Class A Preferred have the right, at each holder’s option but subject to board approval in each case, to convert each share of Class A Preferred into 1 fully paid and nonassessable share of the $.01 par value common stock of the Company (“Common Share”) without payment of any conversion price or other consideration. Such 1 for 1 rate of conversion is subject to adjustment as set forth in F(x).

(ii)	The Conversion Privilege set forth in this Section F may not be exercised by the holder of Class A Preferred until 1 year shall have elapsed from the issue date of the Class A Preferred held by such holder and may not be exercised if the board shall not have approved the actual exercise of such Conversion Privilege by such holder of Class A Preferred. Such approval shall not be unreasonably withheld. Upon receipt of the Notice of Conversion described in Section F(iii) below and the board’s approval of such conversion, the Company shall give a Notice of Approval to the holder within 48 hours of the receipt of the Notice of Conversion that the exercise of the Conversion Privilege by such holder is approved.

(iii)	In order to exercise the Conversion Privilege, the holder of Class A Preferred must give written notice to the Company that the holder elects to covert the number of shares of Class A Preferred as specified in the Notice of Conversion. The Notice of Conversion will also state the name(s) and address (es) in which the certificate(s) for Common Shares issuable upon the conversion are to be issued. Upon receipt of the Company’s Notice of Approval, the holder of the Class A Preferred must surrender the certificate(s) representing the number of shares of Class A Preferred being converted to the Company, accompanied by instruments of transfer satisfactory to the Company and sufficient to transfer the Class A Preferred being converted to the Company free and clear of any adverse interest at the office maintained for such purpose by the Company. As promptly as practicable after the surrender of the certificate(s) representing the number of shares of Class A Preferred converted, the Company will issue and deliver to the holder, or to such other person designated by the holder’s written order, a certificate(s) for the number of full Common Shares issuable upon the conversion of the Class A Preferred in accordance with the provisions of this Section F(iii).

(iv)	The Conversion Privilege may be exercised in whole or in part and, if exercised in part, a certificate(s) will be issued for the remaining number of Class A Preferred in any case in which fewer than all of the Class A Preferred represented by a certificate(s) are converted to the same record holder of Class A Preferred converted.

(v)	Each conversion will be deemed to have been effective immediately prior to the close of business on the date on which the Class A Preferred will have been so surrendered as provided in Section F(iii) (the “Conversion Date”) and the person(s) in whose name(s) any certificate(s) for Common Shares will be issuable upon the conversion will be deemed to have become the holder(s) of record of the Common Shares on the Conversion Date. Effective as of the Conversion Date, the Company will have no obligation to pay dividends on the Class A Preferred converted provided that effective as of the Conversion Date, the Company shall pay all accumulated and unpaid dividends (including the prorated dividend from the last Dividend Accrual Date) on the Class A Preferred converted, payable in the discretion of the Board, in cash out of any funds legally available for payment of such dividends or in Class A Preferred.

(vi)	The Conversion Privilege shall terminate with respect to Class A Preferred called for redemption by the mailing of a Redemption Notice described in Section D(iv) on the close of business on the date immediately preceding the Redemption Date.

(vii)	Notwithstanding the requirement for board approval and the 1 year limit set forth in Section F(ii), in case of any consolidation or merger to which the Company is a party other than a merger or consolidation in which the Company is the surviving corporation or in case of any sale or conveyance to another corporation of all or substantially all of the assets of the Company or in the case of any statutory exchange of securities representing an excess of 50% of the total outstanding securities of the Company with another corporation (including any exchange effected in connection with a merger of a third corporation into the Company), the holders of Class A Preferred then outstanding will have the right to convert the Class A Preferred into the kind and amount of securities, cash or other property which the holder would have owned or have been entitled to receive immediately after the consolidation, merger, statutory exchange, sale or conveyance, had the Class A Preferred been converted immediately prior to the effective date of the consolidation, merger, statutory exchange, sale or conveyance as the case may be.

(viii)	Notwithstanding the 1 year holding period set forth in Section F(ii), in the event the highest bid price for the Company’s $.01 par value common stock quoted on any exchange, automated quotation system or the OTC Bulletin Board on which such stock is actively traded is $20 or more on 5 consecutive trading days, the holders of Class A Preferred shall have the right to convert such Class A Preferred upon Board approval.

(ix)	Common Shares delivered upon conversion of Class A Preferred will be, upon delivery, validly issued, fully paid and nonassessable, free of all liens and charges and not subject to any preemptive rights.

(x)	In case the Company
•	Declares a dividend, or makes a distribution, on shares of its $.01 par value common stock in shares of its $.01 par value common stock; or

•	Subdivides its outstanding shares of its $.01 par value common stock into a greater number of shares of its $.01 par value common stock; or

•	Combines its outstanding shares of its $.01 par value common stock into a smaller number of shares of $.01 par value common stock, the number of Common Shares issuable upon the conversion of the Class A Preferred shall be adjusted at the time of the record date for the dividend or distribution or the effective date of the subdivision or a combination so that after such record or effective date, the holder of Class A Preferred will be entitled to receive the same percentage of ownership of the Company’s $.01 par value common stock as such holder would have been entitled to receive immediately prior to such record or effective date.
Pursuant to the offering, the company sold 38,500 shares of Class A Preferred for aggregate proceeds of $154,000 during the year ending December 31, 2002. The Pittsford Capital offering terminated on July 31, 2002.
Additional shares of Class A Preferred have been sold from time to time directly by the company in a number of private placements. During the years ending 2006, 2005, 2004 and 2003, the company sold 273,250, 200,000, 238,075 and 15,687 Class A Preferred for proceeds of approximately $1,093,000, $800,000, $952,300 and $62,748, respectively. No shares of Class A Preferred were sold during the year ended December 31, 2008.
During 2004, holders of Class A Preferred converted 38,500 Class A Preferred into 38,500 common shares and received dividends of 8,031 Class A Preferred upon conversion. In 2004, the 2,550 Class A Preferred issued as dividends were converted into 2,550 common shares.
32,305 Class A Preferred (including 1,055 Class A Preferred issued as dividends) were converted into 32,305 common shares during the year ended December 31, 2008.
At December 31, 2008, Class A Preferred dividends in arrears amounted to approximately $1,029,000.
(f) Class B Preferred Stock
On October 19, 2004, the company incorporated Iso-Torque Corporation in order to commercialize its Iso-Torque® differential technology.
In September, 2004, the company created a new series of preferred stock—Class B Non-Voting, Cumulative Convertible Preferred Stock (“Class B Preferred”) to fund the business operations of Iso-Torque Corporation.
The designation, relative rights, preferences and limitations of the Class B Preferred, as fixed by the board of directors, are as follows:
A.	Three hundred thousand (300,000) authorized preferred shares of the par value of $.01 each as fixed by the board of directors, , shall be issued in and as a series to be designated Class B Non-Voting Cumulative Convertible Preferred Shares, $.01 par value. Said series is hereinafter called “Class B Preferred Shares”. The term preferred shares as used herein shall include all 100,000,000 of the preferred shares, $.01 par value authorized by the Certificate of Incorporation of the Corporation of which Class B Preferred Shares is the second series.

B.	(1) So long as any Class B Preferred are outstanding, the holders of the Class B Preferred will be entitled to receive cumulative preferential dividends in the amount of $.50 per share of Class B Preferred and no more for each annual dividend period. The annual dividend period shall commence on the first day of each September and shall end on the last day of the immediately succeeding August, which August date is referred to as the “Dividend Accrual Date”.

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

During the years ending December 31, 2006 and 2004, the company sold 55,000 and 42,500 Class B Preferred in a number of private placements for proceeds of approximately $275,000 and $212,500, respectively. No Class B Preferred was sold during the years ending December 31, 2007 and 2008.
At December 31, 2008, Class B Preferred dividends in arrears amounted to approximately $147,000.
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
(a) Overall Business Strategy
From its inception in 1996, the company’s overall business plan has been to design, develop, build and commercialize its FTV® worldwide, especially in the Asian, African, South and Central American and Eastern European markets. In addressing issues and solving problems encountered in the design and development of the FTV, the company designed and developed a number of automotive drive-line technologies—i.e. the company’s hydraulic pump/motor system, infinitely variable transmissions, Iso-Torque® differential and constant velocity joint technology.
The FTV® has been developed and is ready for commercialization. In addition, each of the company’s other automotive technologies has been developed and are ready for commercialization — either independently on a stand-alone basis or as incorporated into the company’s FTV.
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

(b) Current Status of Business Plan and Ongoing Projects
The company’s plan of operation during the year ending December 31, 2009 is as follows:
1) to continue working with the U.S. Air Force to create an Advanced Combat Firefighting Vehicle capable of unprecedented speed, maneuverability with diverse applications for use in the most extreme and rugged terrain. The company has delivered an FTV® to the Air Force to maximize the FTVs combat firefighting capabilities, including its robotic and autonomous potential, at Tyndale Air Force Base in Florida;
2) to build a “second generation” FTV based upon the Air Force’s recommendations for delivery to the Air Force for integration in its Advanced Combat Firefighting Vehicle Program;
3) to explore interest in the FTV among other branches of the U.S. military, the Department of Homeland Security, FEMA, the U.S. Forestry Service, as well as state and municipal governmental units, will purchase design-specific FTVs for boarder patrol, off-highway emergencies, as an environmentally-friendly vehicle for federal and state conservation and drug-enforcement efforts and ,as a fast, highly maneuverable vehicle for combat and non-combat uses;
4) to explore the interest of a foreign truck manufacturer in licensing the rights to produce and market the FTV worldwide;
5) to complete and ship approximately seven design-specific infinitely variable transmissions to the National Aeronautics and Space Administration for use in that agency’s lunar rover in connection with NASA’s program titled “America’s return to the moon;” to continue to work with NASA as an “official” drive-line consultant to the lunar rover project;
6) to build an IsoTorque® differential for evaluation by a major American automotive manufacturer for integration in its front-wheel drive vehicles. Previously, in 2008, the manufacturer had evaluated the IsoTorque differential in its rear-wheel drive vehicles;
7) to create an active differential control device for a domestic manufacturer of axles for medium-duty trucks and heavy-duty trucks;
8) to redesign the axle used by a major international truck manufacturer to enable the manufacturer to integrate the company’s IsoTorque technology in its fleet of heavy-duty trucks.
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
Given Dr. Petrenko’s assessment with respect to the ice technology, management concluded that the carrying amount of the ice technology license as of December 31, 2006 ($1,071,000) exceeded the estimated cash flows the company reasonably expected to receive and, therefore, determined the full amount of such excess should be recorded as an impairment in accordance with SFAS No. 144 as of and for the year ended December 31, 2006.
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
Separately, Ice Engineering, LLC agreed to reimburse approximately $3,500,000 of acquisition and maintenance costs expended by the company in connection with the ice technology. Pursuant to the reimbursement agreement, the company received $500,000 on June 15, 2007. Under the license assignment agreement, the $3,000,000 balance is to be paid at the rate of $300,000 per quarter commencing March 1, 2008, less approximately $91,000 in fees payable to Dartmouth College accrued through June 14, 2007 to be deducted from the first quarterly reimbursement amount.
On October 31, 2008, the company commenced an action in New York State Supreme Court, County of New York, Commercial Division against Ice Engineering, LLC seeking the total balance owed by Ice Engineering to the company pursuant to an agreement entered into by the parties, effective June 15, 2007, namely, $2,700,000. Under the agreement, in connection with Torvec’s assignment of the ice technology license, Ice Engineering agreed to reimburse Torvec for approximately $3,500,000 the company previously had expended acquiring and maintaining the license. Ice Engineering has paid approximately $800,000 but is in arrears with respect to installments due June 1, 2008, September 1, 2008 and December 1, 2008 and apparently has repudiated its remaining payment obligations under the agreement. Ice Engineering has counterclaimed for the $800,000 paid under the agreement thus far, alleging that the company failed to deliver certain “business information” to Ice Engineering as called for under the agreement.
The company has accounted for the receipt of reimbursement proceeds as a recovery of its cost since such amounts represent an initial payment and is subject to additional installments and when payments received exceed the cost accumulated revenue will be recorded under the cost recovery approach to the extent that the proceeds exceed the basis.

(c) Company Expenses
The net loss for the year ended December 31, 2008 was $1,683,000 as compared to the year ended December 31, 2007 net loss of $3,211,000. The decrease in the net loss of $1,528,000 is principally related to the gain on a settlement of debt of $1,541,000 and the receipts of state tax credits of $281,000.
Research and development expenses for the year ended December 31, 2008 amounted to $535,000 as compared to $710,000 for the year ended December 31, 2007. This decrease of $175,000 is principally attributable to decreased costs associated with developing our technologies. The company is strategically positioning itself towards production and manufacturing and this new focus will require less research and development cost.
General and administrative expenses for the year ended December 31, 2008 amounted to $3,165,000 as compared to $2,653,000 for the year ended December 31, 2007. This increase amounted to $512,000 and is principally due to the increase of $300,000 in stock based compensation from the prior year. The company made some significant reductions in the consultant expenses due to several changes in the structure of the equity compensation. This decrease in expense is primarily a non cash event due to the high percentage of consultant cost being met through the issuance of business consulting shares of common stock.
(d) Liquidity and Capital Resources
The company’s business activities during its fiscal year ended December 31, 2008 were funded principally through:
•	the receipt in 2007 of the first installment of $500,000 of an aggregate $3,500,000 reimbursement payable in connection with the assignment of the company’s ice technology license and the receipt of $209,000 in April 2008 representing the second reimbursement installment;

•	the receipt in 2007 of $126,000 in revenue from the sale of the company’s products to various end-users;

•	the receipt of approximately $121,000 of revenue during the twelve month period ended December 31, 2008 attributable to the sale of the company’s products to various end users;

•	the purchase of an aggregate 36,364 restricted common stock in June 2008 for $100,000 by an accredited investor at a price of $2.75 per common share.

•	the purchase of an aggregate 50,000 restricted common shares in the fourth Quarter of 2008 for $75,000 by accredited investors at a price of $1.50 per common share.

•	the receipt of $114,000 of other income for the testing of the company’s products for a potential customer.

•	the receipt in the fourth quarter of approximately $280,000 representing New York State corporation income tax refundable credits allocable to certain research and development expenses incurred in the years 2005-2007.
During the fiscal year ended December 31, 2008 and 2007, the company issued 1,000,348 and 359,432 common shares to business consultants under its business consultants stock plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work and litigation. As of December 31, 2008 and 2007 there are 3,653,278 and 4,653,626 shares available for future issuances under the plan.

During the years ended December 31, 2004 through and including December 31, 2007, James and Keith Gleasman had a working arrangement with the company pursuant to which, on a noncompensated basis, each of them would provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all their inventions to the company. In addition, Keith Gleasman agreed to serve as president and James Gleasman agreed to serve as chief executive officer and interim chief financial officer.
On March 28, 2008 the board of directors approved the governance and compensation committee’s recommendation that, effective January 1, 2008, each of the Gleasmans be compensated at the rate of $300,000 per year. Such amount is payable in cash. No payment of all or any portion of the Gleasmans’ compensation shall be paid unless and until the company shall have the requisite cash available. The determination of the availability of the requisite amount of cash shall be made by the board of directors in the light of approved-budgets, existing and anticipated capital requirements and existing and estimated cash flows. Unpaid amounts are accumulated and carry over from one year to the next. No amount was paid to either of the Gleasmans under this compensation arrangement during the year ended December 31, 2008. The amount of unpaid compensation accrued as of December 31, 2008 is $622,000 including accrued payroll taxes.
The company’s financial statements have been prepared assuming that it will continue as a going concern. For the period from September 1996 (inception) through December 31, 2008, the company has accumulated a deficit of $49,941,000, and at December 31, 2008 has a working capital deficit of $541,000 and stockholders’ capital deficit of $1,120,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. Management believes that based upon its current cash position, its budget for its business operations, collectability of its receivables in the ordinary course of business, the company will not be able to meet its anticipated cash requirements through December 31, 2009.
At December 31, 2008 and 2007, the company had accounts payable and accrued expenses of $932,000 and $1,965,000.
The company was a joint venture partner of Variable Gear, LLC through June 6, 2007. Under the operating agreement of Variable LLC, the company was required to purchase the 51% membership interest it did not own in such entity by January 1, 2007. Since inception, Variable Gear, LLC generated no revenues, incurred no expenses and had no operations. On June 3, 2007, the company and the 51% owner agreed that his membership would be purchased in exchange for 5,000 common shares of the company, valued at the close of trading on such date at $19,250 ($3.85 per share). Such purchase was closed on June 6, 2007.
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
Recently Issued Accounting Principles
Effective January 1, 2008, the company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management has determined that the adoption of SFAS 157 did not have a material effect on the company’s consolidated financial statements.
Effective January 1, 2008 the company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2008, the company has not elected to use the fair value option allowed by SFAS 159. Management has determined that the adoption of SFAS 159 did not have a material effect on the company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.
In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS 141 (R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development , the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. As such, the company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. SFAS 141(R) will be applied prospectively for acquisitions beginning in 2009 or thereafter.

In March 2008, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company has determined that SFAS 161 is not applicable and will have no effect to its consolidated financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 became effective in September 2008 following the approval by the SEC. The company currently adheres to the hierarchy of US GAAP and adoption did not have a material effect on its consolidated financial statements.
In 2008, the FASB issued EITF 07-05, Determining whether an Instrument (of Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management believes the adoption of EITF 07-05 in fiscal 2009 will not have any impact on the company.
(f) Impact of Inflation
Inflation has not had a significant impact on the company’s operations to date and management is currently unable to determine the extent inflation may impact the company’s operations during its fiscal year ending December 31, 2008.
(g) Quarterly Fluctuations
As of December 31, 2008 and 2007, the company had not engaged in substantial revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Contents
Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated balance sheets as of December 31, 2008 and 2007	F-3

Consolidated statements of operations for each of the years in the two-year period ended December 31, 2008 and for the period from September 25, 1996 (inception) through December 31, 2008	F-4

Consolidated statements of changes in stockholders’ equity (capital deficit) for the period from September 25, 1996 (inception) through December 31, 2008	F-5 — F-11

Consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from September 25, 1996 (inception) through December 31, 2008	F-12

Notes to consolidated financial statements	F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Torvec, Inc.
We have audited the accompanying consolidated balance sheets of Torvec, Inc. (a development stage company) and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from September 25, 1996 (inception) through December 31, 2008 and changes in stockholders’ equity (capital deficit) for each of the periods from September 25, 1996 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from September 25, 1996 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States.
The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred recurring losses from operations, has limited revenues and has negative working capital and capital deficits at December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ EISNER LLP
New York, New York
March 31, 2009

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash	$304,000	$192,000
Prepaid expenses and other receivable	102,000	43,000

Total current assets	406,000	235,000

Property and Equipment:
Office equipment	68,000	67,000
Shop equipment	139,000	129,000
Leasehold improvements	213,000	149,000
Transportation equipment	106,000	106,000

	526,000	451,000
Less accumulated depreciation and amortization	237,000	170,000

Net property and equipment	289,000	281,000

Total Assets	$695,000	$516,000

LIABILITIES
Current liabilities:
Notes payable — current	$15,000	$15,000
Accounts payable	177,000	261,000
Accrued liabilities	755,000	1,704,000

Total current liabilities	947,000	1,980,000

Deferred Rent Expense	39,000
Deferred revenue	800,000	500,000
Notes payable — long term	29,000	43,000

Total liabilities	1,815,000	2,523,000

Commitments, Contingencies and other matters

STOCKHOLDERS’ CAPITAL DEFICIT
Preferred stock, $.01 par value, 100,000,000 shares authorized 3,300,000 designated as Class A, non-voting, cumulative dividend $.40 per share, per annum, convertible 2008 and 2007: 707,101 and 732,493 shares issued and outstanding, respectively, (liquidation preference 2008: $3,858,015 and 2007: $3,701,162) 300,000 designated as Class B, non-voting, cumulative dividend $.50 per share, per annum, convertible 2008 and 2007: 97,500 shares issued and outstanding (liquidation preference 2008: $360,339 and 2007: $311,787)	8,000	9,000
Common stock, $.01 par value, 400,000,000 shares authorized, 32,811,422 and 31,640,045 issued and outstanding	328,000	316,000
Additional paid-in capital	48,485,000	45,926,000
Deficit accumulated during the development stage	(49,941,000)	(48,258,000)

Total Capital Deficit	(1,120,000)	(2,007,000)

Total Liability and Stockholders’ Capital Deficit	$695,000	$516,000

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Operations

			September 25,
			1996
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	2008	2007	2008
Revenue
Sales	$121,000	$126,000	$247,000
Cost of Goods Sold	105,000	120,000	225,000

Gross Profit	16,000	6,000	22,000

Costs and expenses:
Research and development	535,000	710,000	15,335,000
General and administrative	3,165,000	2,653,000	36,976,000
Asset Impairment	—	—	1,071,000

Loss from operations	(3,684,000)	(3,357,000)	(53,360,000)
Other Income	114,000	146,000	260,000

Loss before Reversal of liability, minority interest and tax benefit	(3,570,000)	(3,211,000)	(53,100,000)
Reversal of liability on Cancellation Debt	1,541,000	—	1,541,000
Minority interest in loss of consolidated subsidiary	—	—	1,272,000

Net Loss Before Income Tax Provision	(2,029,000)	(3,211,000)	(50,287,000)
Income Tax Benefit	346,000	—	346,000

Net loss	(1,683,000)	(3,211,000)	(49,941,000)
Preferred stock beneficial conversion feature	—	—	763,000
Preferred stock dividend	307,000	341,000	1,176,000

Net loss attributable to common stockholders	$(1,990,000)	$(3,552,000)	$(51,880,000)

Basic and diluted net loss attributable to common stockholders per share	$(0.06)	$(0.11)

Weighted average number of shares of common stock — basic and diluted	32,196,000	31,261,000

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2008

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
See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2008
(continued)

										Deficit
									Unearned	Accumulated
	Class A		Class B				Additional	Due	Compensatory	During the	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Issuance of stock for services					196,259	$2,000	$838,000				$840,000
Sale of common stock — March 29 ($4.51 per share)					44,321		200,000				200,000
Sale of common stock — June 23 ($3.50 per share)					100,000	1,000	349,000				350,000
Acquisition of Ice Surface Development					1,068,354	11,000	3,394,000				3,405,000
Proceeds from exercise of put option					36,735	1,000	108,000				109,000
Compensatory stock and options earned									$435,000		435,000
Contribution of services							15,000				15,000
Net loss										$(2,374,000)	(2,374,000)

Balance — December 31, 2000					22,488,806	225,000	13,125,000		0	(10,695,000)	2,655,000
Issuance of stock for liabilities					126,667	1,000	664,000				665,000
Issuance of stock for services					361,100	4,000	1,007,000				1,011,000
Issuance of option to consultant for services							398,000				398,000
Proceeds from exercise of put option					101,910	1,000	323,000				324,000
Contribution of services							15,000				15,000
Net loss										(3,871,000)	(3,871,000)

Balance — December 31, 2001					23,078,483	231,000	15,532,000		0	(14,566,000)	1,197,000
Exercise of warrants					124,448	1,000	126,000				127,000
Exercise of warrants					250,000	3,000	72,000				75,000
Loss on sale of minority interest							(232,000)				(232,000)
Sale of preferred stock and warrant	38,500						142,000				142,000
Issuance of stock for services					1,001,454	10,000	1,224,000				1,234,000
Issuance of options in settlement of liabilities and consulting fees							653,000				653,000
Issuance of warrants to chairman							690,000				690,000
Proceeds from exercise of put option ($.90 per share)					440,000	5,000	391,000				396,000
Common stock issued in exchange for loan					35,461		50,000				50,000
Sale of common stock — July ($1.45 per share)					46,897		68,000				68,000
Sale of common stock — August ($1.42 per share)					211,265	2,000	298,000				300,000
Sale of common stock — September ($1.42 per share)					140,845	1,000	199,000				200,000
Sale of common stock — December ($.91 per share)					109,890	1,000	99,000				100,000
Contribution of services							15,000				15,000
Issuance of warrant for financial services							8,000				8,000
Warrant issued in lieu of compensation							633,000				633,000
Issuance of shares in settlement of liabilities					190,965	2,000	267,000				269,000
Compensatory stock options							32,000				32,000
Employees/Stockholders Contribution of services in subsidiary							519,000				519,000
Net loss										(4,577,000)	(4,577,000)

Balance — December 31, 2002	38,500	0			25,629,708	$256,000	$20,786,000		$0	$(19,143,000)	$1,899,000
See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2008
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
For the Period from September 25, 1996 (Inception) through December 31, 2008
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
For the Period from September 25, 1996 (Inception) through December 31, 2008
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
For the Period from September 25, 1996 (Inception) through December 31, 2008
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

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2008
(continued)

										Deficit
									Unearned	Accumulated	Total
							Additional	Due	Compensatory	During the	Stockholders’
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	(Capital Deficit)
Contribution of services							300,000				300,000
Exercise of Warrants					25,250	1,000					1,000
Shares Issued for Services					302,003	2,000	1,190,000				1,192,000
Warrants Issued for Services							650,000				650,000
Stock Issued for Purchase of Variable Gear, LLC					5,000		19,000				19,000
Net Loss										(3,211,000)	(3,211,000)

Balance at December 31, 2007	732,493	$8,000	97,500	$1,000	31,640,045	$316,000	$45,926,000	$0	$0	$(48,258,000)	$(2,007,000)

See notes to consolidated financial statements

									Unearned	Accumulated	Total
							Additional	Due	Compensatory	During the	Stockholders’
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	(Capital Deficit)
Conversion	(32,305)	(1,000)			32,305	1,000
Shares Issued for Services					875,390	7,000	1,731,000				1,738,000
Shares Issued as Compensation					147,757	3,000	331,000				334,000
Dividend	6,913
Sale of Stock					101,364	1,000	197,000				198,000
Warrants Exercised					2,500
Warrants Issued for Services							249,000				249,000
Shares Issued for Commercializing Event					12,061		36,000				36,000
Contributed Capital — Ford Truck							16,000				16,000
Net Loss										(1,683,000)	(1,683,000)

Balance at December 31, 2008	707,101	$7,000	97,500	$1,000	32,811,422	$328,000	$48,485,000	$0	$0	$(49,941,000)	$(1,120,000)

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Cash Flows

			September 25,
			1996
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(1,683,000)	$(3,211,000)	$(49,941,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,000	47,000	2,450,000
Change in Accrued Payroll Taxes	109,000	—	109,000
Loss on impairment	—	—	1,071,000
Impairment of goodwill	—	19,000	19,000
Gain on sale of fixed assets	—	—	(10,000)
Minority interest in loss of consolidated subsidiary	—	—	(1,272,000)
Compensation expense attributable to common stock in Subsidiary	—	—	619,000
Common stock issued for services	1,498,000	1,090,000	13,194,000
Contribution to Capital, Ford Truck	16,000	—	16,000
Stockholder contribution of services	—	300,000	2,409,000
Common stock issued in connection with commercializing event planning	36,000	—	36,000
Reversal of Liability	(1,541,000)	—	(1,541,000)
Compensatory common stock	334,000	650,000	17,835,000
Warrants issued for services	249,000	—	249,000
Shares issued for future consulting services	—	—	103,000
Changes to
Prepaid expenses and other receivables	(59,000)	30,000	59,000
Deferred revenue	209,000	350,000	709,000
Deferred rent expense	39,000	—	39,000
Accounts payable and accrued expenses	65,000	279,000	3,938,000
Deferred Compensation and Other	600,000	2,000	600,000

Net cash used in operating activities	(61,000)	(444,000)	(9,558,000)

Cash flows from investing activities:
Purchase of equipment	(11,000)	(70,000)	(360,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of fixed asset	—	—	10,000

Net cash used in investing activities	(11,000)	(70,000)	(366,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	198,000	1,000	6,631,000
Net proceeds from sales of preferred stock	—	—	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Proceeds from loan	—	—	85,000
Repayment of loan	(14,000)	(15,000)	(65,000)
Proceeds from loan	—	250,000	250,000
Repayment of officer loan	—	(250,000)	(147,000)
Distributions	—	—	(365,000)

Net cash provided by (used in) financing activities	(184,000)	(14,000)	10,160,000

Net (decrease) increase in cash and cash equivalents	112,000	(528,000)	304,000
Cash and cash equivalents at beginning of period	192,000	720,000

Cash and cash equivalents at end of period	$304,000	$192,000	$304,000

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock for license			$3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable			2,907,000
Notes payable exchanged for common stock			50,000
Loss on exchange of minority interest			232,000
Advance settled with common stock			25,000
Issuance of common stock in settlement of notes payable			28,000
Preferred dividends paid in preferred stock	$7,000		39,000
Shares issued for future consulting services			103,000
Issuance of common stock for a finders fee			225,000
Advance from stockholder			250,000
Issuance of common stock, leasehold improvement	64,000	$102,000	166,000
Shares issued for acquisition of Variable Gear		19,000	19,000
Contribution of FTV Ford Truck	16,000		16,000
ICE payable netted against receivable	91,000		91,000
Common stock issued in settlement of directors fee payable	58,000		58,000
Common stock issued in settlement of Patent expense	117,000		117,000
Interest	4,000	11,000	24,000
Taxes			1,000
See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2008
Note A — The Company and Basis of Presentation
Torvec, Inc. (the “company”) was incorporated as a New York State business corporation in September 1996. The company, which is in the development stage, has developed technology for use in automotive applications. In September, 1996, the company acquired numerous patents, inventions and know-how (the “technology”) contributed by Vernon E. Gleasman, James Y. Gleasman and Keith E. Gleasman (the“Gleasmans”). The company has developed, designed and intends to commercialize its infinitely variable transmissions, its pumps/motors, its IsoTorque® differential, its constant velocity joint and the substructure and components of its full terrain vehicle. As consideration for this contributed technology, the company issued 16,474,400 shares of common stock and paid $365,000 to the Gleasmans. In September, 1996, the company issued an additional 2,535,000 shares of common stock (valued at $406,000) to individuals as consideration for the cost of services and facilities provided by them in assisting with the development of the technology.
On November 29, 2000, the company acquired Ice Surface Development, Inc. (“Ice”) which had been incorporated in May 2000 for 1,068,354 shares of common stock valued at approximately $3,405,000. The acquisition was accounted for under the purchase method. On March 31, 2002, the company granted to three former officers of the company 28% of Ice in exchange for previously granted fully vested options. The exchange was valued at $618,000 and the carrying portion of the company’s investment deemed sold of $850,000 is reflected as a reduction of additional paid-in capital in capital deficit.
Effective June 15, 2007, Ice assigned the license to an unrelated company, Ice Engineering, LLC, in exchange for Ice Engineering’s agreement to pay the shareholders of Ice Surface Development an annual royalty equal to 5% of the annual gross revenues generated by the license and its agreement to assume the obligations to Dartmouth College under the license. See Note B [5].
The company’s financial statements have been prepared assuming that it will continue as a going concern. For the period from September 1996 (inception) through December 31, 2008, the company has accumulated a deficit of $49,941,000, and at December 31, 2008 has a working capital deficit of $541,000 and stockholders’ capital deficit of $1,120,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts have been principally devoted to the development of its technologies and commercializing its products. Management believes that based upon its current cash position, its budget for its business operations through December 31, 2009, collectability of its receivables in the ordinary course of business, the company will not be able to meet its anticipated cash requirements through December 31, 2009.
The company is actively seeking additional sources of capital. There can be no assurance that the company can successfully implement its business plan or raise sufficient capital on acceptable terms. Without sufficient additional capital or long term debt and ultimately profitable operating results the company will not be able to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
Note B — Summary of Significant Accounting Policies
[1]	Consolidation:

The financial statements include the accounts of the company, its majority-owned subsidiary, Ice Surface Development, Inc. (56 % and 69.26% owned at December 31, 2008 and 2007, respectively), and its wholly-owned subsidiaries Iso-Torque Corporation, IVT Diesel Corp. and Variable Gear LLC. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Research and development costs and patent expenses are charged to operations as incurred. Research and development includes amortization of the Ice technology, purchase of parts, depreciation and consulting services. Depreciation expense in each of the years ended December 31, 2008 and 2007 that was charged to research and development was $67,000 and $47,000 respectively.

Patent costs for the year ended December 31, 2008 and 2007 are $114,000 and $43,000, respectively.

[5]	License:

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

Effective June 15, 2007, the company assigned the license to Ice Engineering, LLC in exchange for Ice Engineering’s agreement to pay the shareholders of the company’s majority-owned subsidiary, Ice Surface Development, Inc., an annual royalty equal to 5% of the annual gross revenues generated by the license and its agreement to assume all of the obligations to Dartmouth College under the license. See Note C.

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

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2008, and 2007, the company excluded 3,098,899 and 3,540,739 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilative.

[8]	Fair Value of Financial Instruments:

The carrying amount of cash, prepaid expenses, accounts payable, and accrued expenses approximates their fair value due to the short maturity of those instruments.

[9]	Stock-based Compensation:

The Stock Options Plan was terminated as of May 27, 2008 as to the grant of additional options. 641,848 previously issued and outstanding options remain exercisable in accordance with the terms of the options.

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

[11]	Recent Accounting Pronouncements:

Effective January 1, 2008, the company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management has determined that the adoption of SFAS 157 did not have a material effect on the company’s consolidated financial statements.

Effective January 1, 2008 the company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2008, the company has not elected to use the fair value option allowed by SFAS 159. Management has determined that the adoption of SFAS 159 did not have a material effect on the company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS 141 (R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development , the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. As such, the company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. SFAS 141(R) will be applied prospectively for acquisitions beginning in 2009 or thereafter.

In March 2008, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. In review of SFAS 161, the Company has determined that it is not applicable and will have no effect to its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 became effective in September 2008 following the approval by the SEC. The Company adheres to the hierarchy of US GAAP as present in SFAS 162 and adoptions did not have a material effect.

In 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management believes the adoption of EITF 07-05 in fiscal 2009 will not have any impact on the Company.

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
Expense relating to the license agreement totaled $160,000 for the fiscal years 2005 through 2007. While in management’s opinion, the carrying value of the license had been impaired as of and for the year ended December 31, 2006, the company’s obligations under the license remained in effect.
Effective June 15, 2007, Ice Surface assigned the license to an unrelated company, Ice Engineering, LLC in exchange for Ice Engineering’s agreement to pay the shareholders of Ice Surface an annual royalty equal to 5% of the annual gross revenues generated by the license and its agreement to assume the obligations to Dartmouth under the license.

Separately, Ice Engineering, LLC agreed to reimburse approximately $3,500,000 of acquisition and maintenance costs expended by the company in connection with the ice technology. Pursuant to the reimbursement agreement, the company received $500,000 on June 15, 2007. Under the license assignment agreement, the $3,000,000 balance is to be paid at the rate of $300,000 per quarter commencing March 1, 2008, less approximately $91,000 in fees payable to Dartmouth College accrued through June 14, 2007 to be deducted from the first quarterly reimbursement amount. The company received the first installment of $209,000 due March 1, 2008 on April 3, 2008 and did not receive the installments due June 1, 2008 and September 1, 2008.

On October 31, 2008, the company commenced an action in New York State Supreme Court, County of New York, Commercial Division against Ice Engineering, LLC seeking the total balance owed by Ice Engineering to the company pursuant to an agreement entered into by the parties, effective June 15, 2007, namely, $2,700,000. Ice Engineering has counterclaimed for the $800,000 paid under the agreement thus far, alleging that the company failed to deliver certain “business information” to Ice Engineering as called for under the agreement.
The company has accounted for the receipt of the reimbursement proceeds as a recovery of costs since such amounts represent an initial payment and is subject to additional installments and when payments received exceed the cost accumulated, revenue will be recorded under the cost recovery approach to the extent that the proceeds exceed the basis.
NOTE D — RELATED PARTY TRANSACTIONS
[1]	On December 1, 1997, the company entered into three-year consulting agreements with Vernon, Keith and James Gleasman (major stockholders, directors and officers) whereby each was obligated to provide services to the company in exchange for compensation of $12,500 each per month. In 1997 the company granted each Vernon, Keith and James Gleasman 25,000 nonqualified common stock options, exercisable immediately at $5.00 per common share for ten years (Note H [6]). These options expired on November 30, 2007. For the years ended December 31,2003, 2002, 2001, 2000,1999, 1998 and 1997, the company incurred expenses amounting to approximately $450,000, $450,000, $450,000, $522,000, $528,000, $528,000 and $45,000, respectively, in connection with these agreements (which were extended for an additional three years, effective December 1, 2000, and amended to provide that compensation was payable, in the board of directors’ discretion, in common stock, cash or a combination).

During 2001, the company issued 126,667 common shares under the agreements for approximately $665,000 of accrued consulting fees.

On September 30, 2002, the company granted 727,047 nonqualified common stock options, all exercisable immediately at $5.00 per common share, in settlement of approximately $653,000 of accrued consulting fees (see Note H [6]). These options expired unexercised on September 30, 2007.

On December 23, 2003, the company granted 166,848 nonqualified common stock options exercisable Immediately at $5.00 per common share, in settlement under the agreements for accrued consulting fees of approximately $265,000. These options are exercisable for ten years.

The company’s consulting agreements with Vernon, Keith and James Gleasman expired on December 1, 2003 and was not renewed.

Commencing January 1, 2004, each of the Gleasmans agreed to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all of their inventions to the company. In addition, Keith Gleasman agreed to continue as President and James Gleasman agreed to serve as the company’s chief executive officer and interim chief financial officer. During the year ended December 31, 2007, the company did not pay the Gleasmans any consulting fees for their services. The company recorded approximately $300,000, for the year ended December 31, 2007, for the estimated value of these services based upon the compensation payable under the previous consulting agreements. The company recorded $125,000 to research and development and $175,000 to general and administrative for each of the years ended December 31, 2008 and 2007.

On March 28, 2008 the board of directors approved the governance and compensation committee’s recommendation that, effective January 1, 2008, each of the Gleasmans be compensated at the rate of $300,000 per year. Such amount is payable in cash. No payment of all or any portion of the Gleasmans’ compensation shall be paid unless and until the company shall have the requisite cash available. The determination of the availability of the requisite amount of cash shall be made by the board of directors in the light of approved-budgets, existing and anticipated capital requirements and existing and estimated cash flows. Unpaid amounts are accumulated and carry over from one year to the next. No amount was paid to either of the Gleasmans under this compensation arrangement during the year ended December 31, 2008. The amount of unpaid compensation accrued as of December 31, 2008 is $600,000.

[2]	During the years ended December 31, 2008 and 2007, the company paid $93,600 and $88,820 respectively, to a member of the Gleasman family for administrative, technological and engineering consulting services. Management believes this compensation is reasonable.

[3]	During the years ended December 31, 2008 and 2007, the company paid $91,290 and $31,160 to a family member of its general counsel for engineering services rendered to the company. Management believes this compensation is reasonable.

[4]	On September 14, 2007, the company moved its executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, in which Asher J. Flaum, a company director is a partner. On April 28, 2008, the company’s board of directors approved the terms of a lease and such lease was executed on April 29, 2008. (See Note I 4).

[5]	On June 29, 2000, the company granted an exclusive world-wide license of all its automotive technologies to Variable Gear, LLC for the aeronautical and marine markets for $150,000 cash. The company recorded the receipt of the $150,000 as deferred revenue to be recognized when all conditions for earning such fees are complete. At the time of its formation and through June 6, 2007 when his interest was purchased, Robert C. Horton, a company shareholder, owned 51% of Variable Gear, LLC. On June 6, 2007, the company purchased Mr. Horton’s entire interest in Variable Gear for 5,000 shares of common stock valued at $19,250. The company recognized the deferred revenue of $150,000 as other income and recorded an impairment of the goodwill of $19,250, since there were no operations of the entity since inception.

[6]	On August 18, 2006, the company granted 400,000 nonqualified common stock warrants valued at approximately $1,237,000 to a director of the company for consulting services. The warrants are immediately exercisable at $3.27 per common share for a period of ten years.

[7]	On June 19, 2006, the company awarded an aggregate 360,000 nonqualified common stock warrants with no expiration date, valued at approximately $629,000 to a director for additional services rendered by such director as chairman of the board’s executive committee during 2006.

[8]	On April 28, 2008, the board of directors approved a one-time payment to its chairman of the governance and compensation committee of $46,000 for special services rendered in connection with required compliance under the Sarbanes-Oxley Act. This amount was paid by the issuance of 19,167 common shares valued as of the closing price on April 28, 2008. The company charged $46,000 to operations in connection with such services.
NOTE E — INCOME TAXES
The company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The company’s majority owned subsidiary, Ice, files separate tax returns.
At December 31, 2008, the company has available $21,474,000 (including $3,743,000 relating to Ice) of net federal operating loss carry forwards to offset future taxable income expiring 2010 through 2027. Based upon the change of ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the company issues common stock or additional equity instruments convertible into common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the company’s net operating loss carry forwards may be significantly limited as to the amount of use in any particular year.

At December 31, 2008, the company has a deferred tax asset of approximately $8,435,000 representing the benefits of its net operating loss carry forward and a deferred tax asset of $10,817,000 from temporary differences, principally stock options not currently deductible and certain operating expenses which have been capitalized as start-up costs for federal income tax purposes. The total of these deferred tax assets has been fully reserved by a valuation allowance since realization of their benefit is uncertain. The valuation allowance for deferred tax assets increased $794,000 in the year ending December 31, 2008 due primarily to the uncertainty in realizing the benefit from net operating losses.
Reconciliation between the actual income tax benefit and income taxes computed by applying the federal income tax rate of 34% to the net loss is as follows:

	Year Ended
	December 31,
	2008	2007
Computed federal income tax benefit at 34% rate	$(690,000)	$(1,092,000)
State tax benefit, net of federal tax benefit	(107,000)	(170,000)
Nondeductible expenses	3,000	3,000
Refundable state tax credit	(346,000)
Valuation allowance	794,000	1,259,000

	$(346,000)	$0

As the result of the implementation of the Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), the company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2007, and as of December 31, 2008, the company has no unrecognized tax benefits.
The company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2008, the company has not recorded any provision for accrued interest and penalties related to uncertain tax positions.
By statute, tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the company is subject.
NOTE F—ACCOUNTS PAYABLE AND ACCRUED LIABILITY EXPENSES
At December 31, 2008 and 2007, accounts payable and accrued expenses consist of the following:

	2008	2007
Professional fees	$177,000	$470,000
Salaries to officer/stockholders of Ice (Note K)	—	1,495,000
Salaries and Payroll Tax Payable for Torvec	755,000	—

	$932,000	$1,965,000

NOTE G — NOTE PAYABLE
[1]	Notes Payable — Financial Institution:

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
The following represents the required minimum payments for each of the loans:

Period Ending
December 31,
2009	$20,000
2010	20,000
2011	10,000

Total Minimum payments	50,000
Less-amount representing interest	6,000

44,000
Less-Current Maturities	15,000

Long Term Portion	$29,000

Note H — Stockholders’ Equity (Capital Deficit)
[1]	Private Placement:
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
During 2008, the company sold 101,364 share of common stock to accredited investors for proceeds of approximately $198,000.
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

No Class A Preferred was sold for the years ended December 31, 2008 and 2007.

During 2004, holders of Class A Preferred converted 38,500 Class A Preferred into 38,500 common shares and received dividends of 8,031 Class A Preferred upon conversion. In 2004, the 2,550 Class A Preferred issued as dividends were converted into 2,550 common shares. For the year ended December 31, 2008, 32,305 Class A Preferred (including 1,055 Class A Preferred issued as dividends) were converted into 32,305 common shares and received dividends of 6,913 Class A Preferred upon conversion. At December 31, 2008 and 2007, Class A Preferred dividends in arrears amounted to approximately $1,029,000 and $771,000, respectively.

[3]	Class B Preferred Stock:

On October 21, 2004, the company authorized the sale of up to 300,000 shares of its Class B Non-Voting Cumulative Convertible Preferred Stock (“Class B Preferred”). Each share of Class B Preferred pays cumulative dividends at $.50 per share per annum and is convertible into either one share of the company’s common stock or one share of the common stock of the company’s subsidiary, IsoTorque Corporation. The holder has the right to convert after one year, subject to board approval.
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

No Class B Preferred was sold for the years ended December 31, 2008 and 2007.

At December 31, 2008 and 2007, dividends in arrears amounted to approximately $147,000 and $98,000, respectively.

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

In February, 1999, the company entered into a one-year consulting agreement directly with two of the former principals of the IPO Consultant to provide financial advisory services. In connection with this agreement, the company and the two former principals agreed to convert the 375,000 warrants they owned into 375,000 common stock purchase options exercisable immediately through February, 2004 at $5.00 per common share. The company valued these options at $2,780,000 using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31, 1999: risk free interest rate of 5%, dividend yield of 0%, volatility of 40% and expected life of the options granted of 5 years. These options were charged to operations over the term of the consulting agreement. In February, 1999, 21,000 of these options were exercised for proceeds of $105,000. The term of the remaining 354,000 options expired in February, 2004. As of December 31, 2008, none of the warrants are exercisable.

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

In December 1997, the Board of Directors of the company approved a Stock Option Plan (the “Plan”) which provides for the granting of up to 2,000,000 shares of common stock, pursuant to which officers, directors, key employees and key consultants/advisors are eligible to receive incentive, nonstatutory or reload stock options ratified by the shareholders on May 28, 1998. Options granted under the Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. Options may vest over five years.
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
In 1998, the company granted three directors an aggregate 380,000 options under the Option Plan, all exercisable immediately at $5.00 per common share. These options expired on January 1, 2007. In 2001, the company granted 100,000 options to an officer in his capacity as a consultant under the Option Plan exercisable immediately at $5.00 per common share. In connection with this grant, the company recorded a stock compensation charge of $398,000.
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
No options were granted under the Option Plan during the year ended December 31, 2008.
A summary of options granted under the Option Plan is set forth in the following table:

	Year Ended December 31,
	2008			2007
		Weighted			Weighted
		Average	Aggregate		Average
		Exercise	Intrinsic		Exercise
	Shares	Price	Value	Shares	Price
Outstanding at beginning of year	1,021,848	$4.77		1,823,895	$4.92
Granted	—	—		—	—
Expired	(380,000)	—		(802,047)	—

Outstanding at end of year	641,848	4.70	—	1,021,848	4.77

Options exercisable at year end	641,848	4.70	—	1,021,848	4.77

Options Vested and Expected to Vest	641,848	4.70	—	1,021,848	4.77

The following table represents information relating to stock options outstanding at December 31, 2008:

Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
	Exercise	Remaining Life		Exercise
Shares	Price	in Years	Shares	Price
641,848	4.70	4.81	641,848	4.70
As of December 31, 2008, the company did not have any unrecognized stock compensation related to unvested awards.
[7]	Business Consultants Stock Plan:

In June, 1999, the company adopted the Business Consultants Stock Plan (the “Stock Plan”). The Plan, as amended, provides for the issuance of up to 10,000,000 common shares to be awarded from time to time to consultants in exchange for business, financial, legal, accounting, engineering, research and development, technical, governmental relations and other similar services.

	Common Shares Issued to Business
For the year ended	Consultants and Other Third Parties	Amount Charged to
December 31,	in Exchange for Services	Operations	Note

2008	1,000,348	$2,040,000
2007	359,432	$1,245,000
2006	983,230	$1,861,000	A
2005	836,309	$1,874,000
2004	469,883	$2,352,000
2003	738,184	$832,000
2002	1,057,455	$1,036,000	B
2001	361,100	$1,011,000
2000	196,259	$840,000
1999	45,351	$327,000

A-	Includes 448,000 business consulting shares issued upon exercise of warrants at a value of approximately $629,000.

B-	Includes 190,965 issued in settlement of amounts owed at a approximate value of $269,000 (see Note H[10]) At December 31, 2008, 3,653,278 business consultant common shares were available for future issuance under the business consultants stock plan.
[8]	Nonmanagement Directors Plan:

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

Due to changes made to the Nonmanagement Directors Plan described below, the company did not issue any warrants under the plan for the years ended December 31, 2008 and 2007. No previously issued warrants were exercised during the year ended December 31, 2008 and 6,000 warrants were exercised during the year ended December 31, 2007.

On October 10, 2007, the Nonmanagement Directors Plan was modified, effective July 1, 2007, to increase the fees payable to the company’s nonmanagement directors. As adjusted, each nonmanagment director (a total of 4 persons) would receive $26,460 for board and committee service per annum. The chairman of the audit committee would receive an additional $12,600 per annum and the chairman of the nominating committee would receive an additional $5,355 per annum.

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

During the years ended December 31, 2008 and 2007, the company issued 112,253 and 49,772 common shares under the Business Consultants Plan to satisfy payables for services rendered as a director and recorded a charge of $250,000 and $185,000 for such years.

On April 28, 2008, the board of directors approved a one-time payment to its chairman of the governance and compensation committee of $46,000 for special services rendered in connection with required compliance under the Sarbanes-Oxley Act. This amount was paid by the issuance of 19,167 common shares under the Business Consultants Plan valued as of the closing price on April 28, 2008. The company charged $46,000 to operations in connection with such services.
[9]	Restricted Shares Issued for Services and Rent:
During 1998, the company granted 1,000 restricted common shares, valued at $3.00 per share, for services provided. During 1997, the company granted 12,000 and 2,000 restricted common shares for services provided. The company valued the shares at their fair value of $1.50 and $3.00 per share, respectively. During 2003 and 2002, 15,640 and 134,964 restricted common shares were issued for services aggregating approximately $18,000 and $198,000 respectively. During 2005 and 2004, 100,000 and 35,000 restricted common shares were issued for services and rent aggregating approximately $259,500 and $194,000. During the year ended December 31, 2007, no restricted common shares were issued. During the year ended December 31, 2008, the company issued 69,722 shares for accounting services, of which 34,861 were restricted common shares valued at approximately $52,000.
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
In 2006, the company issued 30,000 warrants valued at approximately $168,000 immediately exercisable over a ten year term at $5.00 per common share to certain design engineers. None of these warrants were exercised during the years ended December 31, 2008 and 2007.
The company issued 400,000 warrants valued at approximately $1,237,000 to a business consultant on August 18, 2006, immediately exercisable over a ten year term at an exercise price of $3.27 per common share. On November 21, 2006, the company issued 200,000 warrants valued at approximately $948,000 in connection with the engagement of a governmental affairs consultant, immediately exercisable over a ten year term at an exercise price of $3.75 per common share. None of these warrants were exercised during the years ended December 31, 2008 and 2007.

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
In 2007, the company issued 50,000 warrants, valued at approximately $249,000, immediately exercisable for ten years at an exercise price of $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company to potentially place its products in various state school bus programs. None of these warrants were exercised during the years ending December 31, 2008 and 2007.
In 2007, the company issued 100,000 warrants, valued at approximately $401,000, immediately exercisable for ten years at an exercise price of $5.00 per common share to engineering consultants. None of these warrants were exercised during the years ending December 31, 2008 and 2007.
In 2008, the company issued 195,000 warrants, valued at approximately $249,000, immediately exercisable for ten years at an exercise price of $5.00 per common share to engineering consultants. None of these warrants were exercised during the year December 31, 2008.
The company fair valued the warrants issued using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2008	2007
Dividend yield	0.0%	0%
Expected volatility	0.55%	1.12%
Risk free interest rate	2.89%	4.31%
Expected Life	8.83 years	10 years
[11]	Equity Funding Commitment:
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

The agreement with Swartz terminated on September 5, 2003.

[12]	Warrants:
As of December 31, 2008, outstanding warrants to acquire shares of the company’s common stock are as follows:

		Number of
Exercise		Shares
Price	Expiration	Exercisable
(a)	(a)	125,000		(a)
$.75	None	500,000		(b)
$.01	Terminated on March 6, 2009	—		(c)
$.01	None	54,500		(d)
(e)	(e)		(e)	(e)
$.01	(f)	39,000		(f)
$5.00	(g)	255,000		(g)
$.01	None	6,000		(h)
$.01	None	16,250		(i)
$1.00	None	20,500		(j)
(k)	(k)		(k)	(k)
(l)	(l)		(l)	(l)
$3.27	2016	400,000		(m)
$3.75	2016	200,000		(n)
$5.00	2017	50,000		(o)
$5.00	2017	100,000		(p)

(a)	Exercisable only if the company has an IPO at the IPO price and exercisable five years from IPO. Through the year ending December 31, 2008, the company has not conducted an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s automotive technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

(c)	The company issued 1,080,000 warrants, exercisable at $.01 per common share, to a management consulting firm. 528,800 of these warrants have been exercised for aggregate proceeds of $5,484. Beginning in 2005, the company litigated whether the management consulting firm was legally entitled to retain and exercise the remaining 551,200 unexercised warrants. On March 6, 2009, the company and the management consulting firm executed a Settlement Agreement and Release pursuant to which any and all claims and counterclaims the parties may have or may have had arising out of or related to their relationship, arrangement or services provided one to the other were resolved and released and any and all obligations between and among them were terminated effective December 31, 2008. (See Notes K and M)

(d)	The company has issued an aggregate 123,500 warrants to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. For the years ended December 31, 2006 and 2005, the company issued 26,500 and 44,000 warrants, immediately exercisable for a ten year term at $.01 per common share. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note H [8]). During the years ended December 31, 2007 and 2006 6,000 and 42,000 of these warrants were exercised for proceeds of $60 and $420, respectively. None of these warrants were exercised during the year ended December 31, 2008.

(e)	During 2005, the company issued 120,000 warrants to a consultant, immediately exercisable at $.01 per common share. 48,000 warrants were exercised in 2005. The remaining 72,000 warrants were exercised in 2006. During the years ended December 31, 2006 and 2005, the company received proceeds of $720 and $480 respectively.

(f)	In 2005, the company issued 12,000 warrants to a consultant, immediately exercisable at .01 per common share. During 2005, 3,000 warrants were exercised for proceeds of $30. In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share. None of these warrants were exercised during the years ended December 31, 2008 and 2007.

(g)	During 2005, the company issued 210,000 warrants to certain engineering consultants, exercisable immediately for a ten year term at $5.00 per common share. During 2006, the company issued 295,000 warrants to certain engineering consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if the company sells, licenses or otherwise transfers one or more technologies for value. The engineering consultants holding 445,000 of these warrants agreed to cancel them in the fourth quarter of 2007 in exchange for their participation in the company’s Commercializing Event Plan. On March 28, 2008, the company issued an aggregate 195,000 warrants exercisable until 2016 at $5.00 per common shares to two engineers who elected not to participate in the company’s 2007 Commercializing Event Plan. The company recorded a charge of $249,000 to general and administrative expense.

(h)	During 2005, the company issued 6,000 warrants to a consultant, exercisable at .01 per common share expiring on October 22, 2010. None of these warrants have been exercised through December 31, 2008.

(i)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, exercisable at $.01 per common share and expiring during 2010. 50,000 of these warrants were exercised in 2005 for proceeds of $625. During 2006, the company issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share. During the year ended December, 2006, 110,849 of these warrants were exercised for proceeds of approximately $1,108. No additional warrants were issued during the years ended December 31, 2008 and 2007. During the years ended December 31, 2008 and 2007, 2,500 and 18,750 of these previously issued warrants were exercised for proceeds of approximately $25 and $188.

(j)	During 2006, one investor purchased 20,500 warrants immediately exercisable at $1.00 per common share for a purchase price of $2,000. None of these warrants have been exercised through December 31, 2008.

(k)	During 2006, the company issued 360,000 warrants to a director for specific services rendered by such director as chairman of the company’s executive committee. These warrants were exercised on September 1, 2006 and September 11, 2006 at $.01 per common share. The company received proceeds of $3,600.

(l)	In connection with its business and financial operations for the year ended December 31, 2006, the company issued 91,583 warrants, immediately exercisable over a ten year term at $.01 per common share. During the year ended December 31, 2006, 91,083 of these warrants were exercised for proceeds of $910. During the year ended December 31, 2007, the remaining 500 warrants were exercised for proceeds of $5.00.

(m)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. None of these warrants have been exercised through December 31, 2008.

(n)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to its governmental affairs consultant. None of these warrants have been exercised through December 31, 2008.

(o)	During 2007, the company issued 50,000 warrants exercisable for ten years at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company in the development of its school bus program. The company recorded a charge of $249,000 to general and administrative expenses. None of these warrants have been exercised through December 31, 2008.

(p)	During 2007, the company issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with the company’s engagement to furnish constant velocity joints to a military contractor. The company recorded a charge of $401,000 to general and administrative expenses. None of these warrants have been exercised through December 31, 2008.
The following summarizes the activity of the company’s outstanding warrants for the year ended December 31, 2008:

	2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1,	2,084,950	$2.59	5.60 years	$3,109,611
Granted	195,000	5.00	8.07 years
Exercised	(2,500)	0.01	3.27 years
Canceled or expired	(511,200)	—	—	—

Outstanding at December 31,	1,766,250	$3.30	4.13 years	$1,063,043

Exercisable at December 31,	1,652,450	$3.93	3.93 years	$398,043

	2007
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1,	2,652,700	$1.90	5.18 years	$3,291,000
Granted	150,000	5.00	8.33 years
Exercised	(25,250)	0.01	5.65 years
Canceled or expired	(692,500)	3.26	10.52 years	—

Outstanding at December 31,	2,084,950	$2.59	5.60 years	$3,109,611

Exercisable at December 31,	1,164,950	$3.93	2.41 years	$1,934,611

[13]	Issuance of Stock and Warrants by Subsidiary:
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
In connection with the private placement, Ice issued 53,948 warrants to the placement agent immediately exercisable at $.76 per common share through June 9, 2007. In addition, 50,000 warrants were issued by Ice to a consultant immediately exercisable at $.76 per common share through June 9, 2007. In connection with the issuance of these warrants, a compensation charge of $36,000 was recognized. These warrants were cancelled effective June 7, 2007 upon the adoption by Ice’s shareholders of a Plan for the complete liquidation and dissolution of Ice.

The following table sets forth the warrants outstanding for the Ice subsidiary, exercisable in the common stock of Ice.

	Year Ended December 31
	2008	2007
Outstanding at the beginning of the year	—	103,948
Granted	—	—
Cancelled	—	(103,948)

Outstanding at the end of the year	—	—

[14]	Shares Issued for Consulting Services:
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
During the year ended December 31, 2006, the company issued an aggregate 160,000 business consultant common shares with an aggregate value when issued of $419,000 to satisfy the payment of invoices submitted by the consultants for services rendered. During the year ended December 31, 2006, the trustee sold an aggregate 199,260 business consultant common shares for aggregate proceeds of approximately $498,990 and distributed the proceeds from the trust to the consultants in payment of invoices submitted by the consultants.
During the year ended December 31, 2007, the company issued an aggregate 132,500 business consultant common shares with an aggregate value when issued of $454,125 to satisfy the payment of invoices submitted by the consultants for services rendered. During the year ended December 31, 2007, the trustee sold 139,785 business consultants common shares for aggregate proceeds of approximately $498,069 and distributed the proceeds from the trust to the consultants in payment of invoices submitted by the consultants.
During the year ended December 31, 2008, the company issued an aggregate 373,295 business consultant common shares with an aggregate value when issued of $716,998 to satisfy the payment of invoices submitted by the consultants for services rendered. During the year ended December 31, 2008, the trustee sold 328,779 business consultants common shares for aggregate proceeds of approximately $597,119 and distributed the proceeds from the trust to the consultants in payment of invoices submitted by the consultants.
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
On October 13, 2006, the board of directors adopted a Commercializing Event Plan (2006 Event Plan”) designed to reward the company’s directors, executives and certain administrative personnel for the successful completion of one or more commercializing events. No payments were made under the 2006 Event Plan and the 2006 Event Plan was terminated on October 31, 2007.
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
On March 28, 2008 the board of directors approved amendments to the 2007 Event Plan recommended by the governance and compensation committee to clarify that:
(a)	for purposes of the good standing requirement, all participants are considered to be in good standing unless a unanimous vote of the board of directors determines otherwise. In making this determination, the board is required to consider whether a person has engaged in conduct which has significantly harmed the company and to consider that any material violation of the company’s Code of Conduct shall constitute prima facie evidence that the company has been harmed;

(b)	participants shall be entitled to payment even though the participant is not actively engaged as a consultant to or employee of the company if the reason for not being so engaged is due to death, disability from accident, disease or similar circumstance beyond the participant’s control or is on a leave of absence approved by an authorized officer;

(c)	the plan shall terminate no earlier than October 10, 2017 but that subject to such condition, the plan may be terminated by the board of directors in its sole direction;

(d)	the benefits provided by the plan may not be reduced during its term as to amount, time, method, manner of payment and/or any other material condition;

(e)	distributions under the plan shall be made on a commercializing event by commercializing event basis.
No payments were made by the company under the 2007 Event Plan for the year ended December 31, 2007. The company issued an aggregate 9,045 common shares with a value upon issuance of $27,000 to directors, executive officers and certain administrative personnel and an aggregate 3,016 common shares with a value upon issuance of $9,000 to engineer consultants under the 2007 Event Plan for the year ended December 31, 2008 for commercializing events occurring during the year 2008.
The company accounts for the settlement of its commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of its business consulting shares under SFAS 123(R) “Share Based Payment”, provided that there are sufficient shares available under the business consulting plan. Under SFAS 123(R) the company expects to measure those transactions at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, the company will follow the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Under EITF 00-19, the company will record a liability at the then fair value of the shares it would have issued to settle the obligation and a derivative liability instrument for the resulting changes in fair value from the date due to the end of each reporting period until such liability is satisfied.
During the year ended December 31, 2008, two engineer consultants exchanged their participation rights in the company’s 2007 Event Plan for an aggregate 195,000 warrants exercisable until 2016 at $5.00 per share upon the happening of a commercializing event. The exchange of the warrants for the participation rights in a commercialization event did not result in an accounting charge. The warrants at the date of the exchange were considered to have no value because the underlying condition for vesting the warrants was not satisfied. The company determined that the fair value of the rights to be de minimis at the date of the exchange based on management’s estimate.

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
Beginning in 2005, the company entered into non-exclusive consulting agreements with various engineering consultants. Under the terms of the consulting agreements, the company will pay the amount of invoices submitted by the engineering consultants for services rendered, with such payment to be made, at the company’s discretion, in cash, business consultants stock or a combination thereof. In addition, in 2005, the company issued the engineers an aggregate 210,000 warrants exercisable immediately over a ten year term at $5.00 per common share. The company valued the warrants at $377,000 using the Black-Scholes option/pricing model and charged operations. 150,000 of these warrants were cancelled by the holders during the fourth quarter of 2007 in exchange for the holders’ participation in the company’s 2007 Commercializing Event Plan. See Note H [15].
During the year ended December 31, 2006, the company issued 295,000 warrants exercisable immediately for ten years at $5.00 per common share to various engineering consultants. The company valued the warrants at $1,441,000 using the Black-Scholes option/pricing model and charged operations. All of these warrants were cancelled by the holders during the fourth quarter of 2007 in exchange for the holders’ participation in the company’s 2007 Commercializing Event Plan. See Note H [15].
During the year ended December 31, 2006, the company issued 200,000 common stock warrants in connection with its engagement of a governmental affairs consultant. The warrants are immediately excisable over a ten year term with an exercise price of $3.75 per common share and were valued at $948,165 using the Black-Scholes pricing model.
No additional securities were issued under new and/or existing consulting agreements during the years ended December 31, 2008 and 2007 and no outstanding securities issued under these consulting agreements were exercised during the years ended December 31, 2008 and 2007.
[2]	Variable Gear, LLC:
Under the operating agreement of Variable Gear, LLC, the company was required to purchase the 51% membership interest it did not own in such entity by January 1, 2007 at the then fair market value as defined. Since inception, Variable Gear generated no revenues, incurred no expenses and had no operations. On June 3, 2007, the company and the 51% owner agreed that his entire membership interest would be purchased in exchange for 5,000 common shares of the company, valued at the close of trading on such date ($19,250 based upon a $3.85 per common share close). The transaction was finalized on June 6, 2007.
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
[3]	Leases:
During the years ended December 31, 2004 through December 31, 2006, the company leased executive office space at Powder Mills Office Park, Pittsford, New York and leased research, development and manufacturing space in Webster, New York. The company terminated its Powder Mills lease as of September 30, 2007 and its Webster lease as of December 31, 2007 in order to access additional manufacturing and assembly space and to consolidate its executive and manufacturing functions under one roof. The company was released from all further obligations under these leases.

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
Rent expense for the years ended December 31, 2008 and 2007 was $78,500 and $56,000 respectively.
Note J— Management Agreement
On February 20, 2004 the company entered into an agreement with a management firm to develop and implement a business plan to commercialize its full terrain vehicle. In June, 2004, the company engaged three members of the management firm as the company’s chief executive officer, chief financial officer and chairman of its board of directors. In June, 2004 and in April, 2005, the company and the management firm purported to execute agreements reflecting the company-related capacities of the management firm’s three members and reflecting the management firm’s reorganization, respectively.
No compensation was paid to the management firm by the company during the years ended December 31, 2008 and 2007. See Notes K and M describing the company’s litigation with this management firm and the settlement thereof.
Note K— Litigation
(1) On September 30, 2005, the company filed a declaratory judgment action in the Supreme Court of the State of New York for the Seventh Judicial District seeking that court’s determination that the company’s purported agreements of June, 2004 and April, 2005 with a management firm are null and void and unenforceable as against the company, its officers and directors.
On April 12, 2007, the company commenced a second lawsuit against the same management firm in the Supreme Court, Seventh Judicial District, alleging that such firm had fraudulently induced the company to enter into certain purported agreements with the management firm, did not perform the services for which the company had engaged the firm and that, as a result, the company has been damaged in excess of $6,000,000 by such firm.
As of December 31, 2008, both lawsuits were in the discovery phase. Both lawsuits have since been settled. See Note M.
(2) On October 8, 2007, the controlling persons of the company’s majority-owned subsidiary, Ice Surface Development, Inc.(“ISDI”), namely its chief executive officer, its chief operating officer and its vice-president of manufacturing, filed for arbitration of their claims that ISDI is obligated to pay them certain amounts under their employment contracts.
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
(3) On October 31, 2008, the company commenced an action in New York State Supreme Court, County of New York, Commercial Division against Ice Engineering, LLC seeking the total balance owed by Ice Engineering to the company pursuant to an agreement entered into by the parties, effective June 15, 2007, namely, $2,700,000. Under the agreement, in connection with Torvec’s assignment of the ice technology license, Ice Engineering agreed to reimburse Torvec for approximately $3,500,000 the company previously had expended acquiring and maintaining the license. Ice Engineering has paid approximately $800,000 but is in arrears with respect to installments due June 1, 2008, September 1, 2008 and December 1, 2008 and apparently has repudiated its remaining payment obligations under the agreement. Ice Engineering has counterclaimed for the $800,000 paid under the agreement thus far, alleging that the company failed to deliver certain “business information” to Ice Engineering as called for under the agreement.
Note L — Royalty Agreement
On December 12, 2007, the company granted High Density Poweretrain, Inc. of Waterford, Michigan (“HDP”) an exclusive, worldwide license to incorporate the company’s constant velocity joint technology in HDP’s family of highly-powered, multifueled, fuel efficient, light weight, cost effective internal combustion engines. In consideration for the grant of the license, the company will receive annual royalties equal to 5% of annual gross revenues generated by the sale of HDP’s multifuel engines, including all sublicense of such technology. There are no minimum royalty payments and the grant does not affect the company’s ability to commercialize its constant velocity joint technology in any other field and/or application. For the years ended December 31, 2008 and 2007, the company did not receive any royalties under this agreement.
Note M — Subsequent Events
(1) On March 6, 2009, the company and a management firm with which the company was in litigation regarding the legality of certain agreements purported executed on June 30, 2004 and April 12, 2005, executed a Settlement Agreement and Release pursuant to which any and all claims and counterclaims the parties may have or may have had arising out of or related to their relationship, arrangement or services provided one to the other were resolved and released and any and all obligations between and among them, specifically including the contested agreements, were terminated effective December 31, 2008.
(2) On February 17, 2009, the board of directors modified the Nonmanagement Directors Plan to provide for monthly payments rather than quarterly payments to qualifying directors, effective for payments made after February, 2009. If payment is made in the company’s common shares, the number of shares issuable is calculated by reference to the closing price of the common stock on the OTCBB as of the last trading day of each prior month.
(3) On February 6, 2009, the company entered into an agreement with a Falls Church, Virginia political consultant firm to access federal dollars to assist the company accelerate the pace of the commercialization process. The agreement is filed as an exhibit to this Form 10-K.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None
Item 8 (a) CONTROLS and PROCEDURES
James Y. Gleasman, as of December 31, 2008, the company’s chief executive officer and interim chief financial officer, respectively, has informed the board of directors that, based upon his evaluation of the company’s disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-K), such disclosure control and procedures were effective to ensure that information required to be disclosed by the company in the reports it submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management (including the chief executive officer and interim chief financial officer) as appropriate to allow timely decisions regarding required disclosure.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections or any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The audit committee of our company’s board of directors meets with the company’s independent registered public accounting firm, management, and internal auditors periodically to discuss internal control over financial reporting, auditing and financial reporting matters. The audit committee reviews with the company’s independent registered public accountants the scope and the results of the audit effort. The audit committee also meets periodically with such accountants and the company’s chief internal accountant without management present to ensure that the independent, registered public accountants and the company’s chief internal accountant have free access to the audit committee. The audit committee’s report can be found in the definitive proxy statement issued in connection with the company’s 2008 annual meeting of shareholders.
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based upon our assessment, management concluded that as of December 31, 2008 internal control over financial reporting was effective.
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
None

PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
(a) Identification of Directors, Executive Officers And Consultants
The following table sets forth certain information about the current directors and executive officers of the company as of December 31, 2008:

			Date of Election or
Director	Principal Occupation	Age	Designation**

Gary A. Siconolfi	Chairman of the Board	57	10/31/02
325 VanVoorhis Avenue Rochester, NY 14617 (1)

James Y. Gleasman	Chief Executive Officer,	68	02/20/98
987 Elmwood Avenue	Interim Chief Financial
Brighton, New York 14618 (2)	Officer, Director

Keith E. Gleasman	President, Director	61	09/26/96
11 McCoordwoods Drive Fairport, NY 14450 (3)

Herbert H. Dobbs	Secretary, Director	77	02/20/98
448 West Maryknoll Road Rochester Hills, MI 48309 (4)

Daniel R. Bickel	Certified Public Accountant,	60	10/31/02
39 Whippletree Road	Director
Fairport, New York 14450 (5)

Asher J. Flaum	Real Estate Developer, Director	28	10/10/08
49 Sunrise Park Pittsford, New York 14534 (6)

Joseph B. Rizzo	Attorney, Director	43	9/9/05
39 State Street, Suite 700 Rochester, New York 14614 (7)

**	Changes in Control — To the best knowledge of the company’s management, there are no present arrangements or pledges of the company’s common stock which may result in a change of control of the company. Under the company’s bylaws, the members of the board of directors serve until the next annual meeting of shareholders and until their successors have been elected or appointed and shall have qualified, or until their prior resignation or termination. All directors were reelected to the board at the annual meeting of shareholders held on January 29, 2009.

(b) Business Experience

(1)	Mr. Siconolfi was the owner and general manager of Panorama Dodge, Inc., Penfield, New York from 1984-1995 and of Panorama Collision, Inc., East Rochester, New York from 1989-1995. He started and managed a highly successful auto/truck dealership and collision business, building the business to annual sales of $20 million, with 5 departments and 65 employees.

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

A very active participant in his community, Mr. Siconolfi is currently involved in commercial real estate. (2) James Y. Gleasman has been a director and consultant of the company since its inception. His business background includes the following:
•	Life-long entrepreneur.

•	Skilled in management, finance, strategic planning, organizing and marketing.

•	Principal inventor of the infinitely variable transmissions (IVT); co-inventor of several other patented inventions.

•	Established manufacturing of the Torsen® differential in Argentina, Brazil, etc.

•	Former principal with two companies formerly owned by the Gleasman family.

•	Set business strategies for small companies’ dealings with large companies.

•	Joint venture partner with Clayton Brokerage Co. of St. Louis, MO.

•	Owned financial-consulting business.

•	Negotiated with numerous Asian Corporations (including Mitsubishi and Mitsui).

•	Educated in Asian philosophy, business practices and culture.

(3)	Keith E. Gleasman is co-inventor with Vernon E. Gleasman on all Torvec patents. Mr. Gleasman’s strengths include his extensive marketing and sales executive experience, in addition to his design and development knowledge. His particular expertise has been in the area of defining and demonstrating the products to persons within all levels of the automotive industry, race crew members, educators and students.
•	As former Vice President of Sales for the unrelated Gleason Corporation (Power Systems Division), designed and conducted seminars on vehicle driveline systems for engineers at the U.S. army tank automotive command.

•	Designed a complete nationwide after-market program for the Torsen differential, which included trade show participation for the largest after-market shows in the U.S., SCORE and SEMA.

•	Extensive after-market experience including pricing, distribution, sales catalogs, promotions, trade show booths designs and vehicle sponsorships.

•	Responsible for over 300 articles in trade magazines highlighting the Torsen differential (e.g., Popular Science, Auto Week, Motor Trend, Off-Road, and Four Wheeler).

•	Designed FTV vehicle (from concept to assembly).

•	Assisted in developing engineering and manufacturing procedures for the Torsen differential and for all of the Torvec products.

•	Instructed race teams on use of the Torsen differential (Indy cars, Formula 1, SCCA Trans-Am, IMSA, GTO, GTU, GT-1, NASCAR, truck pullers and off-road racers).

•	Has been trained for up-to-date manufacturing techniques such as NWH, statistical process control and MRP II.

Mr. Gleasman has extensive technical and practical experience, covering all aspect of the company’s products such as, promotion, engineering and manufacturing.

(4)	Dr. Dobbs, Ph.D., P.E., has worked at every level from design engineer to technical director of an Army Major Commodity Command at the two-star level. He has worked as a hands-on engineer and scientist in industry and government, commanded field units, managed Army R & D programs and laboratories and currently has his own practice as a consultant engineer. His broad background has helped guide the company’s growth and development.

During his career he has:
•	Worked as a manufacturing engineer.

•	Worked as a design engineer in the aircraft and missile industry.

•	Managed Army laboratories as a captain, lieutenant colonel and colonel.

•	Organized, implemented and operated the theater-wide “Red Ball Express” quick response supply system in Vietnam to get disabled weapons and other critical equipment repaired and back into combat as rapidly as possible.

•	Done basic research on multi-phase turbulent fluid dynamics supporting development of the gas turbine primary power system now used in the M1 Abrams Main Battle Tank (MBT).

•	Managed advanced development of the laser guided 155mm-artillery shell now known as the “Copperhead”.

•	Served in Taiwan as a member of the U.S. Military Assistance Advisory Group (MAAG) working with the Republic of China Army General Staff.

•	Served as liaison officer between the Army and Air Force for development of the laser seeker for the Hellfire missile.

•	Guided development of a new family of tactical vehicles for the Army, including the High Mobility Multipurpose Wheeled Vehicle (HMMWV) now known as the “Hummer”, which uses the Torsen® differential.

•	Served as Technical Director of U.S. Army Tank-automotive Command* (TACOM), which then employed some 6,400 people and is responsible for all support of U.S. military ground vehicles (a fleet of 440,000) from development to ultimate disposal with a budget of nearly $10 billion a year. He was also responsible for negotiation and management of military automotive R&D agreements with the French and German Ministries of Defense.

*	Now the U.S. Army Tank-Armaments Command.

At the end of 1985, Herbert H. Dobbs left government service and started his own consulting practice and began working with the Gleasmans to develop and market Vernon Gleasman’s and Torvec’s inventions. Herbert H. Dobbs holds a Ph.D. in Mechanical Engineering from the University of Michigan and is a registered professional engineer in Michigan. He holds several patents of his own and, among many affiliations, is a member of SAE, ASME, NSPE, AAAS, Sigma XI, AUSA, NDIA and the U.S. Army Science Board. The last named organization is a small group of senior technical and managerial people chosen from industry and academia to provide direct advice to the Secretary of the Army, the Chief of Staff, and the Department of the Army concerning issues of policy, budgets, doctrine, organization, training and technology.

(5)	Daniel R. Bickel is a partner in the accounting firm of Bickel & Dewar, C.P.A.’s, an accounting firm providing a variety of accounting services to small to medium sized business. The services provided include audits, reviews, compilations, business and personal consulting, business acquisition and sale assistance and income tax preparation. Mr. Bickel is a graduate of the Rochester Institute of Technology. He has been licensed in New York State as a certified public accountant for almost 30 years and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He has served as an officer and director of numerous non-profit and civic organizations.

(6)	Asher J. Flaum is President of Flaum Management Co., Inc., a full service real estate company that owns and manages a portfolio of several million square feet of commercial real estate including retail, office, industrial, development projects as well as provides complete real estate brokerage services through its real estate brokerage division. Through his active involvement with Flaum Management, Mr. Flaum focuses on real property management, development, acquisitions and finance, leasing and brokerage services. He has participated in multiple real estate transactions involving Fortune 500, national and regional companies. A licensed real estate broker, Mr. Flaum is a member of the International Council of Shopping Centers (ICSC) and a member of the New York State Commercial Association of Realtors (NYSCAR). Mr. Flaum, who has a B.S. degree from Syracuse University, serves on the board of directors and finance committee of the Jewish Community Federation and on the board of directors of Constellation Brands Marvin Sands Performing Arts Center (CMAC).

(7)	Joseph B. Rizzo, Partner and Head of the Litigation Department of the law firm of Gallo & Iacovangelo, LLP, was born January 17, 1965, in Buffalo, New York. Graduated from Pittsford Mendon High School, 1982; State University of New York at Buffalo, B.A., English, 1986; State University of New York at Buffalo, School of Law, Juris Doctor, 1989. Admitted to practice law in the State of New York, 1990. Associate Attorney with the law firm of Speyer & Perlberg, New York, New York, 1989 to 1995. Joined law firm of Gallo & Iacovangelo, LLP, Rochester, New York in 1995 and became a Partner and Head of the firm’s Litigation Department, 1997 to present. Mr. Rizzo is a published legal commentator and a lecturer for the New York State Bar Association. He is a member of the New York State Bar Association and the National Crime Victims Bar Association. Appears in the “Strathmore’s Who’s Who” 2005-2006 Edition for outstanding leadership and achievement in the practice of law.
(c) Relationships; Agreements
Keith E. and James Y. Gleasman are brothers. There are no other family relationships among any of the directors or executive officers of the company. There are no agreements or arrangements for the nomination or the appointment of any persons to the board of directors.
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
To the best of the company’s knowledge, based upon its review of all of the copies of Forms 3, 4 and 5 received by it, the company believes that to the extent such forms were required to be filed, such forms were timely filed by the current directors and executive officers pursuant to section 16 of the Securities Exchange Act of 1934, and that no current director or executive officer required to file such forms failed to either file them or file them in timely fashion.

(e) Corporate Governance, Code of Ethics, Director Independence
Role of the Board of Directors
All corporate authority resides in the board of directors as the representative of the shareholders. The board has delegated authority to management in order to implement Torvec’s mission of maximizing long-term shareholder value, while adhering to the laws of the jurisdictions where we operate and at all times observing the highest ethical standards.
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
It is the company’s policy that all directors attend the annual shareholders meeting. All persons who were directors on the date of the last annual shareholders meeting, January 29, 2009, attended such meeting.
Operation of the Board and its Committees
The company’s common stock is traded on the over-the-counter bulletin board, an electronic inter-dealer quotation system that displays real-time quotes, last-sale prices and volume information. While the bulletin board is owned by the National Association of Securities Dealers, Inc., the company’s common stock is not “listed” for trading on the NASDAQ system or any stock exchange.
Despite the company’s common stock not being so listed, the board has voluntarily adopted and implemented the NASD’s “listed company rules” regulating the composition and operation of the board and its committees as in effect from time to time since the company’s common stock began trading in January, 1999.
The board of directors of the company met and/or took official action 4 times during the year from January 1, 2008. For the 2008 year, each incumbent director attended, either in person or by telephonic conference as permitted by the company’s Bylaws, approximately 100% of the total number of meetings held during the period for which he was a director and approximately 100% of the total number of meetings of the committees of the board on which he served during the period for which he was a member of such committee(s).
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

Based upon these independence standards and all of the relevant facts and circumstances, the board determined that Daniel R. Bickel, Herbert H. Dobbs, Asher J. Flaum (and during his term of service, David M. Flaum), Joseph B. Rizzo and Gary A. Siconolfi (constituting 5 members of a 7 person board) are independent. In making this determination, the board noted that none of these directors is an executive officer or employee of the company and that each is compensated by the company under its Nonmanagement Directors’ Plan and Commercializing Event Plan solely for service as members of the board and its committees. The board also considered that while Mr. Rizzo is a partner in a law firm that has been engaged in representing the company in certain litigation during the past three years, such relationship does not impair his independence since the amount of fees paid by the company in any one year during such period did not exceed the greater of $200,000 or 5% of such law firm’s gross revenues. In addition, while Mr. Rizzo’s firm continues to represent certain directors in ongoing litigation, his firm no longer represents the company. Further, the board considered that while David M. Flaum and Asher J. Flaum are affiliates of the company’s landlord, 1999 Mt. Read Blvd, LLC. such relationship does not impair either person’s independence since the amount of fees paid by the company since the inception of the lease (a period of less than one year) does not exceed the greater of $200,000 or 5% of such landlord’s gross revenues during such period.
Code of Ethics/Committee Charters
The board has adopted, implemented and published on the company’s website (http://www.torvec.com/) the company’s code of business conduct which applies to all members of the Board, all executive and financial officers and all employees and consultants of the company, its divisions and its subsidiaries. The code mandates that all company personnel observe the highest standards of business and personal conduct in the performance of their duties and responsibilities, especially in dealing with other company personnel, our shareholders, the general public, the business community, customers, suppliers, and governmental authorities. It addresses conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of corporate assets, compliance with laws, rules and regulations and requires the reporting of any illegal or unethical behavior.
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
Waivers or amendments of the code’s provisions are generally not permitted, may be granted only by the board of directors, and if granted, will be disclosed promptly by the company by posting the waiver or amendment on the company’s website and by filing a current report ( Form 8-K) with the Securities and Exchange Commission. There were no waivers of the code during the year ended December 31, 2008.
The board has also adopted, implemented and posted on the company’s website the company’s financial integrity and compliance program. The program mandates that the company’s results of operations and financial position must be recorded in accordance with the requirements of law and generally accepted accounting principles and that all books, records and accounts must be maintained in reasonable detail so that they accurately and fairly reflect the business transactions and disposition of assets of the company. The written policy requires all personnel responsible for the preparation of financial information to ensure that the company’s financial policies and internal control procedures are followed and holds each person involved in creating, processing and recording financial information accountable for the integrity of the financial reporting process. The program establishes a network for the receipt, retention, and treatment of complaints received by the company regarding accounting, internal accounting controls or auditing matters and provides for the submission (including the confidential anonymous submission) by company personnel of any concerns they might have regarding questionable accounting or auditing practices.

On November 9, 2004, the board adopted a statement of corporate governance principles which establishes policies governing the role of the board of directors, its relationship to management, qualifications of directors, independence of directors, the size of the board and selection process, board committees, independence of committee members, meetings of independent directors, shareholder communications, board and committee agendas, ethics and conflicts of interest, reporting and access to advisers. The statement can be found on the company’s website and was attached to the proxy statement filed in connection with the annual meeting of shareholders in January, 2005.
The board adopted an Audit Committee charter delineating the composition and the responsibilities of the Audit Committee which became effective on April 17, 2000. The charter was revised by the board on January 15, 2003 to further delineate the Committee’s responsibilities and authority in accordance with provisions of the Sarbanes-Oxley Act of 2002. The charter is on the company’s website at www.torvec.com. It was filed as an appendix to the proxy statements distributed to shareholders in connection with the 2003 and 2006 annual meetings.
On November 9, 2004, the board adopted a Nominating Committee charter, a copy of which was attached to the company’s proxy statement filed in connection with the annual meeting of shareholders held in January, 2005. The Nominating Committee charter is on the company’s website at http://www.torvec.com/.
Policy/Procedure for Review/ Approval of Related Party Transactions
Business transactions between Torvec and its officers or directors, including companies in which a director or officer (or an immediate family member) has a substantial ownership interest or a company where such director or officer (or an immediate family member) serves as an executive officer (“related party transactions”) are not prohibited. In fact, certain related party transactions can be beneficial to the company and to its shareholders.
It is important, however, to ensure that any related party transactions are beneficial to the company. Accordingly, any related party transaction, regardless of amount, is submitted to the Governance and Compensation Committee in advance for review and approval. All existing related party transactions are reviewed at least annually by the Governance and Compensation Committee. All related party transactions are reviewed by the company’s general counsel to determine the appropriateness of each related party transaction. The Committee may, at its discretion, consult with outside legal counsel.
No related party transaction may be approved by the Committee if such transaction, regardless of its benefit to the company, would violate the company’s written code of business conduct, its written financial integrity and compliance program and/or its statement of corporate governance principles.
Any director or officer with an interest in a related party transaction is expected to recluse himself from considering the matter and voting upon it. In all cases, a director or officer with an interest in a related party transaction may not attempt to influence company personnel in making any decision with respect to the transaction.
Executive Sessions of Independent Directors
The company’s independent directors meet in executive session without management or non-independent directors present. Currently, Gary A. Siconolfi presides at all executive sessions of the independent directors.

Committees of the Board
The Audit Committee
Number of Members: 3
Members:
Daniel R. Bickel (Chair)
Herbert H. Dobbs
Gary A. Siconolfi
Number of Meetings in 2008: 4
Functions:
The primary function of the Audit Committee as stated in its charter is to assist the board of directors in fulfilling its oversight responsibilities relating to monitoring the quality, reliability and integrity of the company’s external financial reporting process, the adequacy of the company’s internal controls particularly with respect to the company’s compliance with legal and regulatory requirements and corporate policy, and the independence and performance of the company’s registered public accounting firm who is ultimately accountable and must report directly to the Audit Committee. More specifically, the Audit Committee is directly responsible for:
• the appointment, compensation, retention and oversight of the work of the independent, registered public accounting firm engaged (including the resolution of disagreements between management and the auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services;
• the pre-approval of all auditing and legally permissible non-auditing services to be performed by the company’s independent, registered public accounting firm;
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
• the review of internal controls, accounting practices, and financial reporting, including the results of the annual audit and the review of the interim financial statements with management and the independent, registered public accounting firm;
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
Number of Meetings in 2008: 2
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
Shareholders wishing to directly nominate candidates for election to the board of directors at an annual meeting must do so by giving notice in writing to the chairman of the Nominating Committee, Torvec, Inc., Mount Read Industrial Facility, 1999 Mount Read Blvd., Rochester, New York 14615. The notice with respect to any annual meeting must be delivered to the chairman not less than 120 days prior to the first anniversary of the preceding year’s annual meeting. The notice shall set forth (a) the name and address of the shareholder who intends to make the nomination; (b) the name, age, business address and residence address of each nominee; (c) the principal occupation or employment of each nominee; (d) the class and number of shares of Torvec securities which are beneficially owned by each nominee and by the nominating shareholder; (e) any other information concerning the nominee that must be disclosed in nominee and proxy solicitations pursuant to Regulation 14A of the Securities Exchange Act of 1934; and (f) the executed consent of each nominee to serve as a director of Torvec if elected.
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
Each of member of the Nominating Committee is an independent director as defined by Rule 10A-3(b)(1)(ii) promulgated by the Securities and Exchange Commission and as defined by Rule 4200(a)(15) of the National Association of Securities Dealers, Inc.

The Governance and Compensation Committee
Number of Members: 3
Members:
Gary A. Siconolfi (Chair)
Daniel R. Bickel
Joseph B. Rizzo
Number of Meetings: 2
Functions:
The purpose of the Governance and Compensation Committee is to regularly monitor the effectiveness of management’s policies and decisions including the execution of the company’s strategies in order to insure that the company represents the shareholders’ interests, including optimizing long term as well as short term financial returns. The Committee develops and recommends to the board corporate governance principles and guidelines and reviews the charter and composition of each committee of the board and makes recommendations to the board for the adoption of or revisions to committee charters, the creation of additional committees or the elimination of committees.
The Committee also:
(1) establishes and reviews the overall executive compensation philosophy and strategy of the company and oversees the company’s various compensation programs and plans.
(2) reviews and makes recommendations to the board of directors on employment and business consultants compensation policies, forms and levels of annual compensation, including specifically, the performance and level of annual compensation of the executive officers and top management personnel of the company;
(3) specifically reviews the annual compensation of the chief executive officer in the light of established goals and objectives and based upon such evaluation, makes specific recommendations to the board regarding such compensation;
(4) reviews and makes recommendations to the board on the operation, performance and administration of the company’s employee benefit plans, including the company’s Business Consultants Stock Plan, the Nonmanagement Directors Plan and Commercializing Event Plan.
All members of the Committee are independent within the meaning of Rule 10A-3(b)(1)(ii) and Rule 4200(a)(15) promulgated by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. respectively.

The Executive Committee
Number of Members: 5
Members:
Gary A. Siconolfi (Chair)
Daniel R. Bickel
Herbert H. Dobbs
James Y. Gleasman
Keith E. Gleasman
Number of Meetings: 1
Functions
On July 8, 2005, the board of directors created an Executive Committee. The members of the committee constitute a majority of the company’s board, and is composed of 2 of the company’s founders who have guided the company from inception, a long-term advisor to the Gleasman family and the company, especially on military matters (Dr. Dobbs), and an individual who was nominated and elected for the express purpose of representing the interests of all of the company’s shareholders, including its minority shareholders (Mr. Siconolfi).
As permitted by section 712 of the New York Business Corporation Law and the company’s Bylaws, the Executive Committee has and may exercise all of the powers and authority of the board (including but not limited to engaging such attorneys and advisors on terms determined by the Executive Committee, including the payment of retainers, fees and expenses of such advisors, with such reasonable retainers, fees and expenses of such advisors to be paid by the company), provided, however, that the Executive Committee does not have the authority to:
(i) submit matters requiring shareholder approval under the Business Corporation Law ;
(ii) fill vacancies in the board of directors or in any committee;
(iii) fix compensation of the directors for serving on the board of directors or on any committee;
(iv) amend or repeal the company’s Bylaws; or
(v) amend or repeal any resolution of the board which by its terms is not amenable or repealable.
Shareholder Communications
The company encourages all shareholders to communicate with management and with our directors, including our independent directors. Any shareholder wishing to communicate directly with management should e-mail or address regular mail to:

Officer	Mailing Address	E-mail

James Y. Gleasman	Torvec, Inc.	jgleasman@torvec.com
Chief Executive Officer,	Mt. Read Industrial Facility
Interim Chief Financial Officer	1999 Mt. Read Blvd.
Rochester, New York 14615

Keith E. Gleasman	Torvec, Inc.	kgleasman@torvec.com
President	Mt. Read Industrial Facility
1999 Mt. Read Blvd.
Rochester, New York 14615

Any shareholder wishing to communicate directly with any of our independent directors should e-mail him as follows:

Herbert H. Dobbs	dr.hh.dobbs@earthlink.net

Joseph Rizzo	josephrizzo@gallolaw.com

Daniel R. Bickel	dbickel@frontiernet.net

Gary A. Siconolfi	gary1015@rochester.rr.com

Asher J. Flaum	aflaum@flaummgt.com

Regular mail may be addressed to:	Torvec Independent Directors c/o Torvec, Inc.

Mt. Read Industrial Facility
1999 Mt. Read Blvd.
Rochester, New York 14615

Attention: Gary A. Siconolfi
Sarbanes-Oxley Compliance
The Sarbanes-Oxley Act of 2002 was enacted on July 30, 2002. The statute addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. On November 4, 2003, the National Association of Securities Dealers, Inc. adopted final NASD Rules addressing corporate governance, director independence and corporate accountability. The NASD has amended these Rules from time to time.
The company’s board of directors has acted to strengthen and improve its already strong corporate governance policies and practices as a result of the Act and Rules. A summary of formal policies the board has adopted to comply with Sarbanes-Oxley, the NASD Rules and to enhance shareholder confidence in the company and its management is found beginning on page  _____  of this annual report.
A majority of the members of the company’s board of directors and of its executive committee are independent within the meaning of Rule 10A-3(b)(1)(ii) promulgated by the Securities and Exchange Commission and Rule 4200 (a) (15) promulgated by the National Association of Securities Dealers, Inc.

Item 10. EXECUTIVE COMPENSATION
(a) Compensation Discussion and Analysis
The company is a development stage company which means that the company has not generated significant revenues on an ongoing basis. Since its inception in September, 1996, the company’s principal business activity has consisted of research, development and patenting its automotive technologies worldwide. Since inception through December 31, 2008, the company has relied primarily on monies generated by the sale of its common and Preferred equity to sustain its business. During 2007 and 2008, the company generated limited revenues from the sale of certain of its products. The board of directors has adopted and has consistently followed a policy to expend the proceeds of equity sales and any revenues generated by the sale of its products directly on the costs and expenses associated with the actual development and manufacture of its products (including the development of prototypes, pre-production and production-ready models, and the leasing of research and testing facilities).
Current Compensation Philosophy
In the light of the above described facts and circumstances, the board has developed a current compensation philosophy based upon the following elements:
• compensation payable to the company’s chief executive officer, interim chief financial officer and president for services rendered is to be paid in cash but actual payment is to be deferred until the company has the requisite cash to pay these officers. The determination of whether the company has the requisite cash is to be made solely by the board of directors in the light of approved budgets, existing and anticipated capital requirements and existing and estimated cash flows. Unpaid amounts are accumulated and carry over from one year to the next. The rate of compensation payable to each of these two officers is currently $300,000 and pursuant to the deferral policy, no amount owing to each of such officers pursuant to this compensation plan has actually been paid to them through December 31, 2008;
• current compensation payable for services rendered by individuals, including engineering, business consulting, legal and patent services, as well as for services rendered by non-executive management and the company’s nonmanagement directors, is to be paid to the extent feasible pursuant to the company’s business consultants’ stock plan. The company has registered common shares issuable under the plan so that nonaffiliates are able to sell such shares immediately and affiliates are able to sell such shares without regard to the “restricted stock” provisions of Rule 144 promulgated by the Securities and Exchange Commission;
• the number of common shares to be issued in satisfaction of consultants’ invoices is to be calculated as of the date of the invoice or, in the case of retainer agreements, on the date(s) specified in the retainer agreement(s). With respect to calculating the number of shares to be issued under the Nonmanagement Directors’ Plan and to the company’s general counsel, the number of shares is to be calculated based upon the closing price of the company’s $.01 par value common stock on the last trading day of each calendar quarter immediately preceding the date of payment;

• all of the policies described above were adopted by the board of directors upon the recommendation of the Governance and Compensation Committee, a committee composed of independent directors. The specific annual rates of current compensation payable to each of the individuals is set by this committee and is commensurate with the level of current compensation payable for the services rendered by persons in the capacities indicated in the greater metropolitan Rochester, New York region.
More specifically, the Governance and Compensation Committee recommended and on March 28, 2007, the board of directors approved a compensation plan for each of James Y. Gleasman, the company’s chief executive and interim financial officer, and Keith E. Gleasman, the company’s president. Under the plan, the company has agreed to pay $300,000 per annum to each of the Gleasmans. However, no amount is actually payable to either of them unless and until the board of directors determines that the company has the requisite cash to pay all or any portion of such amounts. This determination is to be made in the light of the company’s budgeted cash requirements, existing and anticipated capital requirements and existing and estimated cash flows, all determined in accordance with generally accepted accounting principles consistently applied, as such principles are interpreted by accounting standards and interpretations promulgated from time to time by FASB. If any portion of the annual payment is not paid in any given year, the unpaid amount is accumulated and carried forward until such time as the company shall have the requisite cash to make such payment. The company’s promise to pay the Gleasmans such annual payments is not secured or collateralized by any of the company’s assets or its equity.
The factors utilized by the committee in making its recommendation and the board in approving the plan were:
(i) the fact that neither of the Gleasmans had been paid any compensation during the period commencing January 1, 2004 and ending December 31, 2006 ( a three year period);
(ii) the fact that for the year ended December 31, 2002, the Gleasman’s compensation was not paid but was converted into common stock options exercisable at $5.00 per share which options were not exercised, have expired and were not replaced;
(iii) the fact that for the year ended December 31, 2003, the Gleasman’s compensation was not paid but was converted into common stock options exercisable at $5.00 per share which options have not been exercised and expire on December 22, 2013;
(iv) the fact that such payments are not merely to compensate the Gleasmans for services rendered as executive officers but also for their agreement to convey all patents, improvements and know-how with respect to the company’s automotive technologies to the company on an ongoing basis;
(v) based upon a review of compensation arrangements of executive officers of public companies located in the greater Rochester, New York metropolitan area, taking into account that most of these other arrangements include change of control provisions, disability and retirement benefits and severance packagers — none of which being a specific feature of the plan.

Long-Term Compensation Philosophy
The core of the board’s long-term compensation philosophy is based upon its realization that the company’s shareholders will be rewarded only by a business transaction involving the commercialization of one or more of the company’s automotive technologies. This means that the company sells, licenses, enters into supply contracts, receives purchase orders and/or enters into any other arrangement for any of the company’s technologies in a manner designed to generate revenue for the company. This can also mean that the company itself is acquired in a business combination such that the company’s shareholders will receive cash, the buyer’s stock or a combination of cash and purchaser stock.
The board concluded that while directors, officers and key management personnel should be provided with a long-term financial incentive to commercialize the company’s technologies, such incentive should be provided only upon a commercializing event which benefits the company’s shareholders. The board also concluded that such incentive should be directly proportional to the dollar amount of gross revenue expected to be generated by the commercializing event.
To accomplish this goal, the board adopted a commercializing event plan designed to reward the company’s directors, executive officers and specified management and engineering personnel for the successful completion of one or more commercializing events. Under the plan, business consultants’ shares will be issued to participants in the plan if and only if a revenue-producing business transaction is consummated.
The commercializing event plan (2007 Event Plan) provides as follows:
Participants
All directors, executive officers, management and engineering personnel engaged by the company.
Any other individual recommended by the Governance Committee and approved by the board of directors from time to time.
Effective Date of 2007 Event Plan
October 10, 2007
Salient Terms of the 2007 Event Plan
Upon the happening of any commercializing event, each of the directors, executive officers and specified management personnel are entitled to share equally in 6% of the gross revenues derived or to be derived from the transaction and/or transactions constituting a commercializing event. Upon the happening of any commercializing event, each of the specified engineering consultants shall be entitled to share equally in 2% of the gross revenues derived and/or to be derived from the transaction and/or transactions constituting a commercializing event.
The amount payable to each individual who was a participant in the 2007 Event Plan as of the 2007 Event Plan’s effective date, October 10, 2007, shall be paid in business consulting shares of the company at a rate of $3.00 per share, the closing price of the company’s common stock on the OTCBB on such date. This means, by way of illustration, that for each $1,000,000 or proportionate amount thereof in gross revenue generated by a commercializing event, each individual who was a director, officer or specified management participant as of October 10, 2007 shall be entitled to receive 2,222 business consulting shares ($1,000,000 multiplied by .06 divided by nine participants divided by $3.00). Each specified engineering participant as of October 10, 2007 shall be entitled to receive 1,667 business consulting shares ($1,000,000 multiplied by .02 divided by four participants divided by $3.00).

Additional individuals may be added to the 2007 Event Plan from time to time, either at the 6% management level or at the 2% engineering level. With respect to each additional individual, however, the actual number of shares issuable as the result of any commercializing event shall be calculated based upon the closing price of the company’s common stock on the OTCBB (or if the company’s shares are listed on an exchange, including NASDAQ, on such exchange) on the date the individual becomes a participant in the 2007 Event Plan. In no event, however, may the calculation be based upon a rate which is less than $3.00 per share.
In order to actually receive payment under the 2007 Event Plan, each participant must be both a) employed by, a consultant to or associated with Torvec and b) judged to be “in good standing” with the company at the time of any and all such payments, all as determined by the board of directors as of the date of the Board’s authorization of payments to be made under the 2007 Event Plan.
For purposes of 2007 Event Plan, a commercializing event shall consist in any completed transaction, or series of completed transactions, regardless of form, structure or size and/or dollar amount by which the company and/or its shareholders derive gross revenue or are expected to derive gross revenue under the terms of the transaction and/or the terms of any agreement or working arrangement entered into by the company. For purposes of the 2007 Event Plan, payments to be made to participants with respect to each given commercializing event shall be made in full upon the finalization of the commercializing event even if the company is to be paid in installments or some other type of revenue-deferred arrangement. Where payments are to be made pursuant to an arrangement, such as a license or supply contract, where the aggregate consideration to be received by the company as the result of the commercializing event is not stated, the aggregate dollar-value ascribed to the license, supply contract or similar instrument based upon an estimate of the total dollars to be received over the term of the instrument shall be utilized for purposes of fixing the gross revenues to be derived from the commercializing event.
Participants in the 2007 Event Plan shall be entitled to receive payments regardless of the number of commercializing events with respect to each individual piece of technology.
On March 28, 2008 the board of directors approved amendments to the 2007 Event Plan recommended by the Governance and Compensation committee to clarify that:
1) for purposes of the good standing requirement, all participants are considered to be in good standing unless a unanimous vote of the board of directors determines otherwise. In making this determination, the board is required to consider whether a person has engaged in conduct which has significantly harmed the company and to consider that any material violation of the company’s Code of Conduct shall constitute prima facie evidence that the company has been harmed;
2) participants shall be entitled to payment even though the participant is not actively engaged as a consultant to or employee of the company if the reason for not being so engaged is due to death, disability from accident, disease or similar circumstance beyond the participant’s control or is on a leave of absence approved by an authorized officer;
3) the 2007 Event Plan shall terminate no earlier than October 10, 2017 but that subject to such condition, the 2007 Event Plan may be terminated by the board of directors in its sole direction;

4) the benefits provided by the 2007 Event Plan may not be reduced during its term as to amount, time, method, manner of payment and/or any other material condition;
5) distributions under the 2007 Event Plan shall be made on a commercializing event by commercializing event basis;
6) if the entire company is acquired in a transaction where Torvec’s common shareholders receive shares issued by the acquiring company, the number of shares distributable to the participants in the 2007 Event Plan shall be calculated based upon the greater of $3.00 or trading price of the acquiring company on the date the acquisition is announced publically.
On February 25, 2008, the company issued an aggregate 3,648 business consultants shares to thirteen participants in the 2007 Event Plan (304 shares to each of nine director, executive officer and specified management participants and 228 shares to each of four specified engineer participants) upon the completed sale of six constant velocity joints to a military contractor.
On April 30, 2008, the company issued an aggregate 5,581 business consultant shares to thirteen participants in the 2007 Event Plan (465 shares to each of nine director, officer and specified management participants and 349 shares to each of four specified engineer participants) upon receipt of the first quarterly reimbursement from Ice Engineering, LLC. with respect to the company’s assignment of its ice technology license.
On November 10, 2008, the company issued an aggregate 2,832 business consultant shares to thirteen participants in the 2007 Event Plan (236 shares to each of nine director, officer and specified management participants and 177 shares to each of four specified engineer participants) upon receipt of revenues from the completed sale of the company’s FTV® to the Air Force.

SUMMARY COMPENSATION TABLE FOR YEARS
ENDED DECEMBER 31, 2006, 2007 and 2008

								Change in
								Pension Value
								and
							Non-	Nonqualified
							Equity	Deferred	All
Name and				Stock			Incentive	Compensation	Other
Principal		Salary	Bonus	Awards		Option Awards	Plan Compensation	Earnings	Compensation
Position	Year	($)	($)	($)		($)	($)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)

Keith E. Gleasman,	06	$0	$0	$0		$0	$0	$0	$0	$0
President(1)	07	$0	$0	$0		$0	$0	$0	$0	$0
	08	$0	$0	$3014	(4)	$0	$0	$0	$0	$3014	(4)

James Y. Gleasman,	06	$0	$0	$0		$0	$0	$0	$0	$0
Chief Executive	07	$0	$0	$0		$0	$0	$0	$0	$0
Officer, Interim	08	$0	$0	$3014	(4)	$0	$0	$0	$0	$3014	(4)
Chief Financial Officer(2)

Richard B.	06	$0	$0	$0		$0	$0	$0	$129,500	$129,000
Sullivan	07	$0	$0	$0		$0	$0	$0	$144,000	$144,000
General	08	$0	$0	$3014	(4)	$0	$0	$0	$175,000	$180,321	(4)
Counsel(3)

1)	Mr. Keith E. Gleasman served as president during the years ended December 31, 2006, 2007 and 2008. Mr. Gleasman was not paid any compensation by the company for the year ended December 31, 2006. Under a compensation plan established for Mr. Gleasman by the board of directors, effective January 1, 2007, Mr. Gleasman’s annual compensation is $300,000, payable only if the company has sufficient cash to pay all or any portion of such amount.

The company did not have cash to pay such compensation for the years ended December 31, 2008 and 2007.

(2)	Mr. James Y. Gleasman became chief executive officer and interim chief financial officer on August 19, 2006. Prior to assuming these positions, Mr. Gleasman served as chief strategist for the company. Mr. Gleasman was not paid any compensation by the company for the year ended December 31, 2006. Under a compensation plan established for Mr. Gleasman by the board of directors, effective January 1, 2007, Mr. Gleasman’s annual compensation is $300,000, payable only if the company has sufficient cash to pay all or any portion of such amount. The company did not have cash to pay such compensation for the years ended December 31, 2008 and 2007.

(3)	Mr. Sullivan became general counsel to the company on December 16, 2005. He is paid a consulting fee quarterly in business consultants stock based upon the closing price of the company’s common stock as of the last day of the previous quarter. The amount of Mr. Sullivan’s consulting fee is determined by the board of directors from time to time.

(4)	Represents payments made in accordance with company’s commercializing event plan during year ended December 31, 2008.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

	Option Award						Stock Awards
Equity
Incentive
Plan
Awards:
Number
			Equity					Market	of
			Incentive Plan					Value of	Unearned
			Awards:				Number	Shares	Shares,	Equity Incentive
	Number of	Number of	Number				of Shares	or Units	Units or	Plan Awards:
	Securities	Securities	of Securities				or Units of	of Stock	Other	Market or Payout
	Underlying	Underlying	Underlying				Stock	That	Rights	Value of Unearned
	Unexercised	Unexercised	Unexercised	Option			That Have	Have	That Have	Shares, Units or
	Options	Options	Unearned	Exercise			Not	Not	Not	Other Rights That
	(#)	(#)	Options	Price	Option Expiration		Vested	Vested	Vested	have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date		(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
James Y. Gleasman	39,575	0	0	$5.00	2013	(1)	0	$0	0	$0

Keith E. Gleasman	31,818	0	0	$5.00	2013	(2)	0	$0	0	$0

(1)	39,575 common stock purchase options exercisable for ten years at $5.00 per common share expire on December 21, 2013.

(2)	31,818 common stock purchase options exercisable for ten years at $5.00 per common share expire on December 21, 2013.

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2008

					Change in Pension
	Fees				Value and
	Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Daniel R. Bickel (1)	$0	42,074	$0	$0	$0	$0	$42,074

Herbert H. Dobbs (2)	$0	29,474	$0	$0	$0	$0	$29,474

Joseph B. Rizzo (3)	$0	34,829	$0	$0	$0	$0	$34,829

Gary A. Siconolfi (4)	$0	174,014	$0	$0	$0	$0	174,014

David M. Flaum (5)	$0	22,152		$0	$0	$0	$22,152

Asher J. Flaum (6)	$0	$5,015		$0	$0	$0	$5,015

(1)	Daniel R. Bickel was paid $26,460 in business consultants shares for services rendered during 2008 as a director and $12,600 in business consultants shares for services rendered in 2008 as chairman of the company’s audit committee. In 2008, he was paid 1,005 common shares with a value at issuance of $3,014 under the company’s commercializing event plan.

(2)	Herbert H. Dobbs was paid $26,460 in business consultants shares for services rendered during 2008 as a director. In 2008, he was paid 1,005 common shares with a value at issuance of $3,014 under the company’s commercializing event plan.

(3)	Joseph B. Rizzo was paid $26,460 in business consultants shares for services rendered during 2008 as a director and $5,355 in business consultants shares for services rendered in 2008 as chairman of the company’s nominating committee. In 2008, he was paid 1,005 common shares with a value at issuance of $3,014 under the company’s commercializing event plan.

(4)	Gary A. Siconolfi was paid $125,000 in business consultants shares for services rendered during 2008 as a director, chairman of the board, chairman of the company’s executive committee and chairman of the company governance and compensation committee. Mr. Siconjolfi was paid $46,000 in April, 2008 for special services rendered to the company in his capacity as chairman of governance committee respecting the company’s compliance with the Sarbanes-Oxley Act. In 2008, he was paid 1,005 common shares with a value at issuance of $3,014 under the company’s commercializing event plan.

(5)	David M. Flaum was paid $22,152 in business consultants shares for services rendered during 2008 as a director until his resignation effective October 10, 2008. In 2008, he was paid 769 common shares with a value at issuance of $2,307 under the company’s commercializing event plan.

(6)	Asher J. Flaum was paid $4,308 in business consultants shares for services rendered from his appointment as a director on October 10, 2008. In 2008, he was paid 236 common shares with a value at issuance of $707 under the company’s commercializing event plan.
(b) Discussion of Director Compensation
1) Participation in the Nonmanagement Directors’ Plan
At its meeting held on October 19, 2004, the board adopted a Nonmanagement Directors’ Plan for directors who are not employees, consultants or part of management for services exclusively rendered by them as directors, including services rendered as chairman of the company’s standing committees.
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
On October 10, 2007, the governance and compensation committee recommended and on October 31, 2007, the Board of Directors approved amendments to the Nonmanagement Directors’ Plan, effective for the quarter commencing July 1, 2007 and for all subsequent quarters commencing thereafter.
The first amendment provided for an across the board increase of 5% per annum to the amounts payable for board service and an additional across the board increase of 5% per annum for service as chairman of the committees enumerated. Thus, under the first amendment, each director would receive $26,460 for board and committee service per annum. The chairman of the audit committee would receive an additional $13,125 per annum and the chairman of the nominating committee would receive an additional $5,355 per annum.
In recognition of the circumstance that the chairman of the board, chairman of the governance and compensation committee and the chairman of the executive committee is the same individual, the value of such service performed by such individual and the fact that the time expended by such individual in service to the company in each of these positions has expanded greatly as the result of the Sarbanes-Oxley Act, the Board approved an increase in the fee payable to such person to $125,000 per annum.
Daniel R. Bickel, Herbert H. Dobbs, Joseph B. Rizzo, Gary A. Siconolfi and David M. Flaum until his resignation on October 10, 2008 were each eligible to participate in the Nonmanagement Directors’ Plan in 2008. Asher J. Flaum became eligible to participate in the plan.
Keith E. Gleasman and James Y. Gleasman were not eligible to participate since they are executive officers of the company.

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
With respect to incentive stock options, the Stock Option Plan provided that the exercise price of each such option must be at least equal to 100% of the fair market value of the common stock on the date that such option is granted (110% of fair market value in the case of shareholders who, at the time the option is granted, own more than 10% of the total outstanding common stock), and required that all such options have an expiration date not later than the date which is one day before the tenth anniversary of the date of the grant of such options (or the fifth anniversary of the date of grant in the case of 10% shareholders). However, in the event that the option holder ceases to be an employee of the company, such option holder’s incentive options immediately terminate. Pursuant to the provisions of the Stock Option Plan, the aggregate fair market value, determined as of the date(s) of grant, for which incentive stock options are first exercisable by an option holder during any one calendar year cannot exceed $100,000.
With respect to non-qualified stock options, the Stock Option permitted the exercise price to be less than the fair market value of the common stock on the date the option is granted and permitted Board discretion with respect to the establishment of the terms of such options. Unless the Board otherwise determined, in the event that the option holder ceases to be an employee of the company, such option holder’s non-qualified options immediately terminate.
As of December 31, 2008, current and former officers and directors held 396,393 common stock options, exercisable until 2013 at $5.00 per share.
The Stock Option Plan terminated on May 27, 2008. Consequently, no new options will be granted under the Stock Option Plan although outstanding options remain exercisable in accordance with their terms.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Security Ownership — Common Stock
The following table presents information concerning the beneficial ownership of the shares of our common stock as of December 31, 2008 by:
•	each person who is known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 32,811,432 shares of common stock outstanding as of December 31, 2008. Beneficial ownership is determined under rules promulgated by the Securities and Exchange Commission. Shares of common stock subject to options that are exercisable on December 31, 2008 or exercisable within 60 days thereafter are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of calculating the number of shares beneficially owned and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of calculating the percentage ownership of any other person. Except as indicated in the footnotes to this table, these persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Name and Address of
Beneficial Owner	Number of Shares Owned		Percent of Shares Owned
Margaret F. Gleasman	2,455,274	(1)	7.46%
11 Pond View Drive Pittsford, NY 14534

(1)	Includes 95,455 common shares which may be purchased through the exercise of a ten year option granted on January 5, 2004 all exercisable at $5.00 per common share.

		Number of		Percent
Name and Address of		Shares		of Shares
Beneficial Owner	Position	Owned		Owned
Gary A. Siconolfi 325 VanVoorhis Avenue Rochester, New York 14617	Chairman of the Board	488,160	(1)	1.5%

James Y. Gleasman	Chief Executive Officer, Interim	5,949,872	(2)	18.11%
11 Pond View Drive	Chief Financial Officer, Director
Pittsford, New York 14534
Keith E. Gleasman	President	9,406,034	(3)	28.56%
11 Pond View Drive	Director
Pittsford, New York 14534
Herbert H. Dobbs	Secretary	374,996		1.14%
48 West Maryknoll Road	Director
Rochester Hills, Mich. 48309
Daniel R. Bickel	Director	102,728	(4)	less than 1%
39 Whippletree Road Fairport, New York 14450
Joseph B. Rizzo	Director	8,757		less than 1%
39 State Street, Suite 700 Rochester, New York 14614
Asher J. Flaum	Director	421,974	(5)	1.29%
39 State Street Rochester, New York 14614
All Directors and Executive Officers as a Group		13,952,521	(6)	41.73%

(1)	Includes 100,000 common shares which may be purchased through the exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share.

(2)	Includes 39,575 common shares which may be purchased through the exercise of a ten year option granted on January 5, 2004, exercisable at $5.00 per share. Includes 1,400,000 common shares held by the Vernon E. Gleasman Grandchildren’s Trust and 1,400,000 common shares held by the Margaret F. Gleasman Grandchildren’s Trust of which Mr. Gleasman is co-trustee.

(3)	Includes 31, 818 common shares which may be purchased through the exercise of a ten year option granted on December 22, 2003 exercisable at 5.00 per share. Includes 30, 000 common shares owned by Mr. Gleasman’s son. Includes 1,400,000 common shares held by the Vernon E. Gleasman Grandchildren’s Trust and 1,400,000 common shares held by the Margaret F. Gleasman Grandchildren’s Trust of which Mr. Gleasman is co-trustee. Includes 1,666,666 shares held by the James Y. Gleasman Children’s Trust of which Mr. Gleasman is co-trustee.

(4)	Includes 25,000 common shares which may be purchased through the exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share. Includes 29,750 common shares which may be purchased at $.01 per common share through the exercise of warrants issued under the Nonmanagement Directors Plan.

(5)	Includes 400,000 common shares which may be purchased through the exercise of ten year warrants exercisable at $3.27 per common share. Mr. Flaum’s shares and warrants are owned directly by a company of which Mr. Flaum is a principal.

(6)	Includes an aggregate 196,393 common shares which may be purchased through the exercise of options, all of which are exercisable at $5.00 per share; 1,400,000 common shares held by the Vernon E. Gleasman Grandchildren’s Trust; 1,400,000 common shares held by the Margaret F. Gleasman Grandchildren’s Trust; and 1,666,666 common shares held by the James Y. Gleasman Children’s Trust. Includes 29,750 common stock warrants issued under the Nonmanagement Directors Plan exercisable at $.01 per common share. Includes 400,000 common stock warrants exercisable at $3.27 per common share. Includes 30,000 common shares owned by Keith E. Gleasman’s son. The 2,800,000 common shares owned by the Vernon and Margaret Gleasman Grandchildren’s Trusts are counted only once for this calculation.
Security Ownership — Preferred Stock
No director, executive officer and/or 5% shareholder owns any of our Class A Preferred.
Mrs. Margaret F. Gleasman, an owner of more than 5% of the company’s common stock, owns 5,000 Class B Preferred.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Transactions
(1)	During the ten plus years prior to the incorporation of the company, Vernon E., Keith E. and James Y. Gleasman invented and patented numerous improvements relating to drive mechanisms for tracked vehicles, transmissions, hydraulic pumps/motors, a unique form of gearing, universal joints, and constant velocity joints as disclosed in such patents. Upon the company’s incorporation, the Gleasmans assigned all of their right, title and interest to and in such inventions and patents to the company in exchange for the issuance of 16,464,400 shares of the company’s common stock and the agreement of the company to pay the Gleasmans the sum of $365,000 for expenditures in the development of these inventions and products, the Gleasmans having agreed to waive and release the company from payment of any other expenses that they had incurred in the development of these inventions and products. The board of directors of the company concluded that the value of the inventions, patents and patent applications assigned to the company, as well as the value of the services rendered, had a value in excess of the par value of the number of shares transferred to the assignors and service providers, respectively. Shares issued are fully paid and nonassessable.

(2)	On December 1, 1997, the company entered into three-year consulting agreements with Vernon, Keith and James Gleasman (major stockholders, directors and officers) whereby each was obligated to provide services to the company in exchange for compensation of $12,500 each per month. In 1997 the company granted each Vernon, Keith and James Gleasman 25,000 nonqualified common stock options, exercisable immediately at $5.00 per common share for ten years.

During 2001, the company issued 126,667 common shares under these agreements for approximately $665,000 of accrued consulting fees.

On September 30, 2002, the company granted 727,047 nonqualified common stock options, all exercisable immediately at $5.00 per common share, in settlement of approximately $653,000 of accrued consulting fees under these agreements. These options expired September 30, 2007 and were not replaced.

On December 23, 2003, the company granted 166,848 nonqualified common stock options exercisable Immediately at $5.00 per common share, in settlement under the agreements for accrued consulting fees of approximately $265,000. These options are exercisable for ten years.

The company’s consulting agreements with Vernon, Keith and James Gleasman expired on December 1, 2003 and were not renewed.

(3)	Commencing January 1, 2004, each of the Gleasmans agreed to provide consulting services and assign new patents, existing patent improvements and all know-how in connection with all of their inventions to the company. In addition, Keith Gleasman agreed to continue as President and James Gleasman agreed to serve as the company’s chief executive officer and interim chief financial officer. During the years ended December 31, 2007, 2006 and 2005, the company did not pay the Gleasmans any consulting fees for their services. The company recorded approximately $300,000, for each of the years ended December 31, 2007, 2006 and 2005, respectively, for the estimated value of these services based upon the compensation payable under the previous consulting agreements. The company recorded $125,000 and $200,000to research and development and $175,000 and $100,000 to general and administrative for the years ended December 31, 2007 and 2006, respectively.

On March 28, 2008 the board of directors approved the governance and compensation committee’s recommendation that, effective January 1, 2008, each of the Gleasmans be compensated at the rate of $300,000 per year. Such amount is payable in cash. No payment of all or any portion of the Gleasmans’ compensation shall be paid unless and until the company shall have the requisite cash available. The determination of the availability of the requisite amount of cash shall be made by the board of directors in the light of approved-budgets, existing and anticipated capital requirements and existing and estimated cash flows. Unpaid amounts are accumulated and carry over from one year to the next. No amount was paid to either of the Gleasmans under this compensation arrangement during the year ended December 31, 2008. The amount of unpaid compensation accrued as of December 31, 2008 is $600,000.

(4)	During the years ended December 31, 2008 and 2007, the company paid $93,600 and $88,820 respectively, to a member of the Gleasman family for administrative, technological and engineering consulting services. Management believes this compensation is reasonable.

(5)	During the years ended December 31, 2008 and 2007, the company paid $91,290 and $31,160 to a family member of its general counsel for engineering services rendered to the company. Management believes this compensation is reasonable.

(6)	On September 14, 2007, the company moved its executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, in which Asher J. Flaum, a company director is a partner. On April 28, 2008, the company’s board of directors approved the terms of a lease and such lease was executed on April 29, 2008.

(7)	On June 29, 2000, the company granted an exclusive world-wide license of all its automotive technologies to Variable Gear, LLC for the aeronautical and marine markets for $150,000 cash. The company recorded the receipt of the $150,000 as deferred revenue to be recognized when all conditions for earning such fees are complete. At the time of its formation and through June 6, 2007 when his interest was purchased, Robert C. Horton, a company shareholder, owned 51% of Variable Gear, LLC. On June 6, 2007, the company purchased Mr. Horton’s entire interest in Variable Gear for 5,000 shares of common stock for $19,250. The company recognized the deferred revenue of $150,000 as other income and recorded an impairment of the goodwill of $19,250, since there were no operations of the entity since inception.

(8)	During the year ended December 2005, the company issued 90,000 common shares as rent for the company’s use of a facility owned by a stockholder valued at approximately $259,000 based upon the fair market value of the common stock on the date of issuance. This arrangement terminated effective February 28, 2006 when the company moved to a new facility.

(9)	During the year ended December 31, 2005, the company incurred approximately $298,000 for non-legal consulting services provided to the company by one of its outside counsel. This arrangement terminated on December 16, 2005.

(10)	On August 18, 2006, the company granted 400,000 nonqualified common stock warrants valued at approximately $1,237,000 to a company one member of which is a director. The warrants are immediately exercisable at $3.27 per common share for a period of ten years.

(11)	On June 19, 2006, the company awarded an aggregate 360,000 nonqualified common stock warrants valued at approximately $629,000 to a director for additional services rendered by such director as chairman of the board’s executive committee during 2006.

(12)	On August 17, 2005, the company repaid $28,000 indebtedness to a stockholder by issuing 11,667 restricted common shares, such number of shares based upon the closing price of the company’s common stock on August 16, 2005.

(13)	On April 28, 2008, the board of directors approved a one-time payment to its chairman of the governance and compensation committee of $46,000 for special services rendered in connection with required compliance under the Sarbanes-Oxley Act. This amount was paid by the issuance of 19,167 common shares valued as of the closing price on April 28, 2008. The company charged $46,000 to operations in connection with such services.

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
Director Independence
See Item 12 of this annual report for a discussion regarding the independence of our directors under standards set forth by the Securities and Exchange Commission and by the National Association of Securities Dealers, Inc.
Item 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services
Audit Fees
Eisner LLP served as the company’s independent registered public accounting firm for the years ended December 31, 2008 and 2007. The aggregate amount the company paid for professional services rendered by Eisner LLP for the audit of the company’s annual consolidated financial statements included in the company’s annual report on Form 10-K, for the review of the company’s consolidated financial statements included in the company’s quarterly reports on Form 10-Q, and for services normally provided in connection with statutory and regulatory filings or engagements for each of those two years was:

2008	2007
$120,000	$170,500
Audit-Related Fees
The Company did not engage Eisner LLP for any audit related fees for the year ended December 31, 2007.

Tax Fees
The company did not engage Eisner LLP for any tax services for the years ended December 31, 2008 and 2007.
All Other Fees
The company did not engage Eisner LLP for any other services for the years ended December 31, 2008 and 2007.

Total Fees
The company paid Eisner LLP a total of $120,000 for the year ended December 31, 2008 in fees, compared to approximately $170,500 of the total paid for 2007. The shareholders approved the Audit Committee’s appointment of Eisner LLP as the company’s independent registered public accounting firm for the year ended December 31, 2008 at the annual meeting of shareholders held on January 29, 2009.
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
(4) Instruments defining the rights of holders including indentures
None
(9) Voting Trust Agreement
None
(10) Material Contracts
10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, and April 20, 2004 respectively;

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;
10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31,2004;

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steven Urbanik, Floyd G. Cady,Jr., and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005.

10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004 Incorporated by reference to annual report (Form 10-KSB) filed for the year ended December 31, 2005;

10.47	Minutes of meeting of Board of Directors dated October 13, 2006 creating the Commercializing Event Plan, modifying the Nonmanagement Directors Plan. increasing the number of authorized shares to be issued under Business Consultants Plan and recommending shareholder approval of increase in number of authorized common shares from 40,000,000 to 400,000,000;

10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm incorporated by reference to Current Report (Form 8-K) filed on June 20, 2006.

10.49	Agreement with American Continental Group, LLC dated October 27, 2006 incorporated by reference to Current Report (Form 8-K) filed October 30, 2006.

10.50	New York State School Bus Proposal incorporated by reference to Form 10-Q filed for quarter ended March 31, 2006.

10.51	Order of Supreme Court of the State of New York directing the Monroe County, New York Clerk to release back to the company 40,000 common shares and 245,000 common stock warrants issued to a management consulting firm with which the company is in litigation and held in escrow by such Clerk by virtue of a previous court order and which order directed the return to the company of a $250,000 (less administrative fee) undertaking deposited with the Monroe County, New York Treasurer in connection with the same litigation, incorporated by reference to quarterly report (Form 10-Q) filed for the quarter ended March 31, 2007;

10.52	License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, LLC made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology from Torvec to Ice Engineering, incorporated by reference to current report (Form 8-K) filed July 18, 2007.

10.53	License Agreement by and between High Density Powertrain and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;

10.54	Consulting Agreement by and between Clifford Carlson and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007.

10.55	Minutes of meeting of Governance and Compensation Committee dated February 19, 2007 establishing compensation for the company’s president and chief executive officer and amending the company’s commercializing event plan.

10.56	Consulting Agreement by and between Capital Campaigns, Inc. and Torvec, dated February 6, 2009;

10.57	Settlement and Release Agreement by and between CXO on the GO of Deleware LLC, et. al. and Torvec, Inc. et.al. dated March 6, 2009;
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

TORVEC, INC.
Date: March 31, 2009	By:	/s/ James Y. Gleasman
James Y. Gleasman,
Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2009	By:	/s/ James Y. Gleasman

James Y. Gleasman,
Chief Executive Officer, Interim Chief Financial Officer and Director

Dated: March 31, 2009	By:	/s/ Keith E. Gleasman

Keith E. Gleasman, President and Director

Dated: March 31, 2009	By:	/s/ Herbert H. Dobbs

Herbert H. Dobbs, Secretary and Director

Dated: March 31, 2009	By:	/s/ Daniel R. Bickel
Daniel R. Bickel, Director

Dated: March 31, 2009	By:	/s/ Joseph R.Rizzo

Joseph R. Rizzo, Director

Dated: March 31, 2009	By:	/s/ Asher J. Flaum

Asher J. Flaum, Director

Dated: March 31, 2009	By:	/s/ Gary A. Siconolfi

Gary A. Siconolfi, Director

EXHIBIT INDEX

EXHIBIT			PAGE

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

	2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.	N/A

(3)	Articles of Incorporation, By-laws

	3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.5	Certificate of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.	N/A

	3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing authorized common shares from 40,000,000 to 400,000,000.	N/A

(4)	Instruments defining the rights of holders including indentures

	None		N/A

(9)	Voting Trust Agreement

	None		N/A

(10)	Material Contracts

	10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

	10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;	N/A

	10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999 as amended by reference to Form S-8 Registration Statement registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000 and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003 and April 20, 2004 respectively;	N/A

	10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;	N/A

	10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;	N/A

EXHIBIT			PAGE

	10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;		N/A

	10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;		N/A

	10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;		N/A

	10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

	10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

	10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

	10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

	10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

	10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;	N/A

	10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A
	10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

EXHIBIT			PAGE

	10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

	10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;;	N/A

	10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

	10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

	10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;	N/A

	10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

	10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

	10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

	10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

	10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

	10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

	10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

	10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

	10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steve Urbanik, Floyd G. Cady, Jr. and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated b y reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

EXHIBIT			PAGE

	10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005	N/A

	10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004 incorporated by reference to annual report (Form 10-KSB) filed for the year ended December 31, 2005;	N/A

	10.47	Minutes of meeting of Board of Directors dated October 13, 2006 creating the Commercializing Event Plan, modifying the Nonmanagement Directors Plan. increasing the number of authorized shares to be issued under Business Consultants Plan and recommending shareholder approval of increase in number of authorized common shares from 40,000,000 to 400,000,000;	N/A

	10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm incorporated by reference to Current Report (Form 8-K) filed on June 20, 2006.	N/A

	10.49	Agreement with American Continental Group, LLC dated October 27, 2006 incorporated by reference to Current Report (Form 8-K) filed October 30, 2006.	N/A

	10.50	New York State School Bus Proposal incorporated by reference to Quarterly Report (Form10-Q) filed March 31, 2006

	10.51	Order of Supreme Court of the State of New York directing the Monroe County, New York Clerk to release back to the company 40,000 common shares and 245,000 common stock warrants issued to a management consulting firm with which the company is in litigation and held in escrow by such Clerk by virtue of a previous court order and which order directed the return to the company of a $250,000 (less administrative fee) undertaking deposited with the Monroe County, New York Treasurer in connection with the same litigation, incorporated by reference to quarterly report (Form 10-Q) filed for the quarter ended March 31, 2007;		N/A

	10.52	License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, LLC made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology from Torvec to Ice Engineering, incorporated by reference to current report (Form 8-K) filed July 18, 2007.		N/A

	10.53	License Agreement by and between High Density Powertrain and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;		N/A

	10.54	Consulting Agreement by and between Clifford Carlson and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007.		N/A

	10.55	Minutes of meeting of Governance and Compensation Committee dated February 19, 2007 establishing compensation for the company’s president and chief executive officer and amending the company’s commercializing event plan.		N/A

	10.56	Consulting Agreement by and between Capital Campaigns,Inc. and Torvec, Inc., dated February 6, 2009;

EXHIBIT			PAGE
	10.57	Settlement and Release Agreement by and between CXO on the GO of Delaware,LLC,et. al. and Torvec, Inc. et. al., dated March 6, 2009;

Not applicable

(14)	Code of Ethics		N/A

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