Form 10-Q
period 2009-03-31
TORVEC INC
filed 2009-05-15
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at
Common Stock, $.01 par value	May 11, 2009
33,514,486

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets — March 31, 2009 (Unaudited) and December 31, 2008	3

Condensed Consolidated Statements of Operations—Three months Ended March 31, 2009 and 2008 and September 25, 1996 (Inception) through March 31, 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows — Three months Ended March 31, 2009 and 2008 and September 25, 1996 (Inception) through March 31, 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements(Unaudited)	6-21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	30-35

SIGNATURE PAGE	36-37

EXHIBIT INDEX	38

Exhibit 31.1
Exhibit 32

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)

ASSETS
Current assets:
Cash	$124,000	$304,000
Accounts Receivable	175,000	—
Prepaid expenses and other receivables	102,000	102,000

Total current assets	401,000	406,000

Property and Equipment:
Office equipment	68,000	68,000
Shop equipment	139,000	139,000
Leasehold improvements	213,000	213,000
Transportation equipment	106,000	106,000

	526,000	526,000
Less accumulated depreciation and amortization	(253,000)	(237,000)

Net property and equipment	273,000	289,000

Total Assets	$674,000	$695,000

LIABILITIES
Current liabilities:
Notes payable, current portion	$15,000	$15,000
Accounts payable and Accrued Liabilities	241,000	177,000
Deferred Compensation and Other	948,000	755,000

Total current liabilities	1,204,000	947,000

Deferred revenue	800,000	800,000
Deferred rent expense	36,000	39,000
Notes payable, net of current portion	25,000	29,000

Total liabilities	2,065,000	1,815,000

Commitments and contingencies

STOCKHOLDERS’ CAPITAL DEFICIT
Preferred stock, $.01 par value, 100,000,000 shares authorized
3,300,000 designated as Class A, convertible Non-voting, cumulative dividend $.40 per share, per annum, March 31, 2009 and December 31, 2008: 707,101 shares issued and outstanding (liquidation preference $3,930,912 and $3,858,015, respectively)

300,000 designated as Class B, convertible Non-voting, cumulative dividend $.50 per share, per annum, March 31, 2009 and December 31, 2008: 97,500 shares issued and outstanding (liquidation preference $372,477 and $360,339, respectively)	8,000	8,000
Common stock, $.01 par value, 400,000,000 shares authorized, 33,248,816 and 32,811,422 issued and outstanding, at March 31, 2009 and December 31, 2008, respectively	332,000	328,000
Additional paid-in capital	48,909,000	48,485,000
Deficit accumulated during the development stage	(50,640,000)	(49,941,000)

Total Torvec, Inc. Stockholders’ Capital Deficit	(1,391,000)	(1,120,000)
Noncontrolling Interest of Subsidiary	—	—
Total Stockholders’ Capital Deficit	(1,391,000)	(1,120,000)

Total Liabilities and Stockholders’ Capital Deficit	$674,000	$695,000

See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Operations

	Three Months	Three Months
	ended	ended	September 25, 1996
	March 31,	March 31,	(Inception) through
	2009	2008	March 31, 2009

Revenue	$175,000	$15,000	$422,000
Cost of Goods Sold	90,000	5,000	315,000

Gross Profit	85,000	10,000	107,000

Costs and expenses
Research and development	133,000	148,000	15,468,000
General and administrative	651,000	1,047,000	37,627,000
Asset Impairment	—	—	1,071,000

Loss from operations	(699,000)	(1,185,000)	(54,059,000)
Other Income	—	1,000	260,000

Loss before Reversal of Liability and tax benefit	(699,000)	(1,184,000)	(53,799,000)
Reversal of liability on cancellation of debt	—	—	1,541,000

Net Loss Before Income Tax Provision	(699,000)	(1,184,000)	(52,258,000)
Income Tax Benefit	—	—	346,000

Net Loss	(699,000)	(1,184,000)	(51,912,000)
Less: Net loss attributable to the Noncontrolling interest in subsidiary	—	—	1,272,000

Net Loss attributable to Torvec, Inc.	$(699,000)	$(1,184,000)	$(50,640,000)
Preferred stock beneficial conversion feature	—	—	763,000
Preferred stock dividend	83,000	83,000	1,259,000

Net Loss attributable to Torvec, Inc. common stockholders	$(782,000)	$(1,267,000)	$(52,662,000)

Basic and Diluted net loss per share attributable Torvec, Inc. common stockholders	(0.02)	(0.04)

Weighted average number of shares of Common stock, Basic and Diluted	32,982,000	31,783,000

See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Cash Flows

			September 25,
	Three months Ended		1996 (Inception)
	March 31,		Through
	2009	2008	March 31, 2009
Cash flows from operating activities:

Net loss	$(699,000)	$(1,184,000)	$(50,640,000)
Adjustments to reconcile net loss to net cash used in operating activities:

Loss attributable to noncontrolling interest in consolidated subsidiary	—	—	(1,272,000)
Accrued Payroll Taxes	—	—	109,000
Depreciation and amortization	16,000	18,000	2,466,000
Loss on impairment of license	—	—	1,071,000
Impairment of goodwill	—	—	19,000
Gain on sale of fixed assets	—	—	(10,000)
Compensation expense attributable to common stock in Subsidiary	—	—	619,000
Common stock issued for services	366,000	538,000	13,502,000
Shares issued for future consulting services	—	—	103,000
Stockholder contribution of services	—	—	2,409,000
Gain on cancellation of debt	—	—	(1,541,000)
Contribution to Capital, Ford Truck	—	—	16,000
Common Stock Issued in connection with Commercializing Event	—	—	36,000
Compensatory common stock, options and warrants	—	249,000	17,835,000
Changes in:
Accounts receivable	(175,000)	(300,000)	(175,000)
Prepaid expenses and other receivables	—	(46,000)	59,000
Deferred Revenue	—	(26,000)	709,000
Deferred rent	(3,000)	33,000	36,000
Accounts payable and accrued expenses	319,000	201,000	4,315,000
Deferred Compensation and Other	—	398,000	600,000

Net cash used in operating activities	(176,000)	(119,000)	(9,734,000)

Cash flows from investing activities:

Purchase of property and equipment	—	(8,000)	(360,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of fixed asset	—	—	10,000

Net cash used in investing activities	—	(8,000)	(366,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	—	—	6,699,000
Net proceeds from sales of preferred stock	—	—	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Proceeds from long — term borrowings	—	—	85,000
Repayments of long — term debt	(4,000)	(2,000)	(69,000)
Proceeds from stockholders’ loan and advances	—	—	250,000
Repayment of stockholders’ loan and advances	—	—	(147,000)
Distributions	—	—	(365,000)

Net cash provided by (used in) financing activities	(4,000)	(2,000)	10,224,000

Net decrease in cash	(180,000)	(129,000)	124,000
Cash at beginning of period	304,000	192,000

Cash at end of period	$124,000	$63,000	$124,000

Supplemental Disclosures:
Interest paid	$1,000	$2,000	$25,000
Income Tax Paid	$—	$—	$1,000
Non cash investing and financing activities:
Shares issued for acquisition leasehold improvements	$—	$61,000	$166,000
Issuance of common stock in settlement of payables	62,000	64,000	148,000
Preferred stock issued in payment of dividend	—	—	39,000
Shares issued for acquisition of Variable Gear	—	—	19,000
Issuance of common stock for license	—	—	3,405,000

Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	—	—	2,907,000
Notes Payable exchanged for common stock	—	—	50,000
Advance settled with common stock	—	—	25,000
Loss on exchange of minority interest	—	—	232,000
Shares issued for future consulting services	—	—	103,000
Issuance of common stock for a finder fee	—	—	225,000
Advance from stockholder	—	—	250,000
Contribution of FTV Ford Truck	—	—	16,000
ICE payable netted against receivable	—	—	91,000
Common stock issued in settlement of payable	—	—	58,000
Common stock issued in settlement of Patent expense	—	—	117,000
See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
NOTE A — The Company and Basis of Presentation
The interim information contained herein with respect to the three month periods ended March 31, 2009 and 2008 and the period from September 25, 1996 (inception) through March 31, 2009 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three month periods ended March 31, 2009 and 2008 and since inception. The results are not necessarily indicative of results to be expected for the entire year.
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
The company’s financial statements have been prepared assuming that it will continue as a going concern. For the period from September 1996 (inception) through March 31, 2009, the company has accumulated a deficit of $50,640,000, and at March 31, 2009 has a working capital deficit of $803,000 and a stockholders’ deficit of $1,391,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts have been principally devoted to the development of its technologies and commercializing its products. Management believes that based upon its current cash position, its budget for its business operations through March 31, 2010 and collectability of its receivables in the ordinary course of business; the company will not be able to meet its anticipated cash requirements through March 31, 2010.

The company is actively seeking additional sources of capital. There can be no assurance that the company will be able to raise sufficient capital on acceptable terms. Without sufficient additional capital or long term debt and ultimately profitable operating results, the company will not be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
NOTE B — Summary of Significant Accounting Policies
[1]	Consolidation:

The financial statements include the accounts of the company, its majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at March 31, 2009 and 2008), and its wholly-owned subsidiaries Iso-Torque Corporation, IVT Diesel Corp. and Variable Gear LLC. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. For the three month periods ended March 31, 2009 and 2008, the company excluded 2,587,699 and 3,107,649 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive.

[5]	Income Taxes:

The company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting for Income Taxes,” the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adopted the provisions of Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2008As a result of the implementation of FIN 48, we recognized no adjustment for uncertain tax provisions. At the adoption date of January 1, 2008, we had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that more likely than not to be realized. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of March 31, 2009, we have not recognized an increase or decrease to reserves for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions. The tax years 2006 — 2008 remain open to examination by the major tax jurisdictions to which we are subject.

[6]	Fair Value of Financial Instruments:

The carrying amount of cash, prepaid expenses, accounts payable and accrued expenses approximates their fair value due to the short maturity of those instruments.

[7]	Stock-based Compensation:

In December 1997, the Board of Directors of the company approved a Stock Option Plan (the “Plan”) which provided for the grant of up to 2,000,000 shares of common stock, pursuant to which officers, directors, key employees and key consultants/advisors were eligible to receive incentive, nonstatutory or reload stock options. The Plan was terminated as of May 27, 2008 as to the grant of additional options. 641,848 previously granted and outstanding options remain exercisable in accordance with the terms of the options.

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

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. Under the modified prospective transition method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123(R). Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that the grant date fair value of all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with SFAS 123(R).

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

[8]	Revenue Recognition:

The company’s terms provide that customers are obligated to pay for products sold to them within a specified number of days from the date that title to the products is transferred to the customers. The company’s standard terms are typically net 30 days. The company recognizes revenue when transfer of title occurs, risk of ownership passes to a customer at the time of shipment or delivery depending on the terms of the agreement with a particular customer and collection is reasonably assured. The sale price of the company’s products is substantially fixed and determinable at the date of the sale based upon purchase orders generated by a customer and accepted by the company.

[9]	Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of SFAS No. 141(R) did not have an impact on the Company’s financial position and results of operations although it may have a material impact on accounting for business combinations in the future which can not currently be determined.

In April 2009, the FASB issued FSP 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contigencies” (“SFAS 141(R)-1”). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. SFAS 141(R)-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. As such, the company is required to adopt these provisions at the beginning of the fiscal year January 1, 2009. SFAS 141(R)-1 will be applied prospectively for acquisitions in 2009 or thereafter.

In December 2008, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and replace references “minority interest” with noncontrolling interests. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The company has adopted the standard as of January 1, 2009. The adoption of SFAS 160 did not have a significant impact on the company’s financial position.

In June 2008, the FASB Task Force reached a consensus-for-exposure that an entity should determine whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and then by evaluating the instrument’s settlement provisions. Issue No. 07-5 (EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” Paragraph 11(a) of FAS 133 specifies that a contract issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position shall not be considered a derivative financial instrument for purposes of applying that Statement. If a freestanding financial instrument (for example, a stock purchase warrant) meets the scope exception in paragraph 11(a) of FAS 133, it is classified as an equity instrument and is not accounted for as a derivative instrument. The adoption of EITF 07-5 did not have a significant impact on the company’s financial position.

In May 2008, FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. FAS 162 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of this accounting pronouncement to have a material impact on the financial statements.

NOTE C — License from the Trustees of Dartmouth College
On November 28, 2000, the company’s majority-owned subsidiary, Ice Surface Development LLC (“ICE Surface”) entered into a 20-year exclusive license with the Trustees of Dartmouth College for land-based applications to a novel ice adhesion modification system developed by Dr. Victor Petrenko at Dartmouth’s Thayer School of Engineering. Under the license agreement the company made a single payment of $140,000 in 2000 for sponsored research. The license agreement provided for a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year through 2021. In addition, the agreement provided for the payment of 50% of sub-license fee income.
Effective June 15, 2007, Ice Surface assigned the license to an unrelated company, Ice Engineering, LLC (“Ice Engineering”) in exchange for Ice Engineering’s agreement to pay the shareholders of Ice Surface an annual royalty equal to 5% of the annual gross revenues generated by the license and its agreement to assume the obligations to Dartmouth under the license.
Separately, Ice Engineering, agreed to reimburse approximately $3,500,000 of acquisition and maintenance costs expended by the company in connection with the ice technology. Pursuant to the reimbursement agreement, the company received $500,000 on June 15, 2007. Under the license assignment agreement, the $3,000,000 balance is to be paid at the rate of $300,000 per quarter commencing March 1, 2008, less approximately $91,000 in fees payable to Dartmouth College accrued through June 14, 2007 to be deducted from the first quarterly reimbursement amount. The company received the first installment of $209,000 due March 1, 2008 on April 3, 2008 and has not received any other installments due since that date.
On October 31, 2008, the company commenced an action in New York State Supreme Court, County of New York, Commercial Division against Ice Engineering, seeking the total balance owed by Ice Engineering to the company pursuant to an agreement entered into by the parties, effective June 15, 2007, namely, $2,700,000. Ice Engineering has counterclaimed for the $800,000 paid under the agreement thus far, alleging that the company failed to deliver certain “business information” to Ice Engineering as called for under the agreement. On April 14, 2009, the Court denied the company’s motion for summary judgment without prejudice to re-file and ordered the parties to proceed with discovery.
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
On March 28, 2008 the board of directors approved the governance and compensation committee’s recommendation that, effective January 1, 2008, each of the Gleasmans be compensated at the rate of $300,000 per year. Such amount is payable in cash. No payment of all or any portion of the Gleasmans’ compensation shall be paid unless and until the company shall have the requisite cash available. The determination of the availability of the requisite amount of cash shall be made by the board of directors in the light of approved-budgets, existing and anticipated capital requirements and existing and estimated cash flows. Unpaid amounts are accumulated and carry over from one year to the next. No amount was paid to either of the Gleasmans under this compensation arrangement during the year ended December 31, 2008. The amount of unpaid compensation accrued as of December 31, 2008 and March 31, 2009 is $600,000 and $750,000, respectively. Since the company did not have the requisite cash available to pay the Gleasmans’ compensation under this arrangement with the company for the three month periods ended March 31, 2009 and 2008, the company accrued an aggregate $163,000 of compensation expense, including $13,000 of payroll taxes for both periods and recorded the compensation expense of $50,000 to research and development and $100,000 to general and administrative expense based upon management’s estimate.
[2]	During the three month periods ended March 31, 2009 and 2008, the company paid $25,350 for both periods to a member of the Gleasman family for administrative, technological and engineering consulting services. Management believes this compensation is reasonable.
[3]	During the three month periods ended March 31, 2009 and 2008, the company paid $23,270 for both periods to a family member of its general counsel for engineering services rendered to the company. Management believes this compensation is reasonable.
[4]	On September 14, 2007, the company moved its executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, in which Asher J. Flaum, a company director is a partner. On April 28, 2008, the company’s board of directors approved the terms of a lease and such lease was executed on April 29, 2008. (See Note I 4).

[5]	On June 29, 2000, the company granted an exclusive world-wide license of all its automotive technologies to Variable Gear, LLC for the aeronautical and marine markets for $150,000 cash. The company recorded the receipt of the $150,000 as deferred revenue to be recognized when all conditions for earning such fees are complete. At the time of its formation and through June 6, 2007 when his interest was purchased, Robert C. Horton, a company shareholder, owned 51% of Variable Gear, LLC. On June 6, 2007, the company purchased Mr. Horton’s entire interest in Variable Gear for 5,000 shares of common stock for $19,250. During the year ended December 31, 2007, the company recognized the deferred revenue of $150,000 as other income and recorded an impairment of the goodwill of $19,250, since there were no operations of the entity since inception.
[6]	On August 18, 2006, the company granted 400,000 nonqualified common stock warrants valued at approximately $1,237,000 to a director of the company. The warrants are immediately exercisable at $3.27 per common share for a period of ten years.
[7]	On June 19, 2006, the company awarded an aggregate 360,000 nonqualified common stock warrants valued at approximately $629,000 to a director for additional services rendered by such director as chairman of the board’s executive committee during 2006.
[8]	On April 28, 2008, the board of directors approved a one-time payment to its chairman of the governance and compensation committee of $46,000 for special services rendered in connection with required compliance under the Sarbanes-Oxley Act. This amount was paid by the issuance of 19,167 common shares valued as of the closing price on April 28, 2008. The company charged $46,000 to operations in connection with such services.
NOTE E — Stockholders’ Equity (Capital Deficit)
[1]	Class A Preferred stock:
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
The company has sold an aggregate 780,456 Class A Preferred for aggregate proceeds of $3,062,046. The company has issued an aggregate 198,349 common stock warrants in connection with the sale of Class A Preferred to the holders of the Class A Preferred, all exercisable over a 10 year period at $.01 per common share. 182,099 of these warrants have been exercised through March 31, 2009.
The company did not sell any Class A Preferred or issue any warrants during the three month periods ended March 31, 2009 and 2008.
From April 19, 2004 through March 31, 2009, six Class A Preferred holders have converted an aggregate 73,355 Class A Preferred (including 14,944 Class A issued as dividends) into an equal number of common shares. For the three month period ended March 31, 2009, no Class A Preferred were converted. For the three month period ended March 31, 2008, 25,000 Class A Preferred were converted.
From September 2004 through March 31, 2009, an aggregate 14,944 Class A Preferred have been issued as dividends.
At March 31, 2009 and 2008, Class A Preferred dividends in arrears amounted to approximately $1,100,000 and $819,000, respectively.

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
During the three month periods ended March 31, 2009 and 2008, the company did not sell any Class B Preferred. No Class B Preferred have been converted into common stock through March 31, 2009.
At March 31, 2009 and 2008, Class B Preferred dividends in arrears amounted to approximately $159,000 and $111,000, respectively.
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

	Three Month Periods Ended March 31,
	2009			2008
		Weighted			Weighted
		Average	Aggregate		Average
		Exercise	Intrinsic		Exercise
	Shares	Price	Value	Shares	Price
Outstanding at beginning of period	641,848	$4.70		1,021,848	$4.77
Granted	—	—		—	—
Expired	—	—		(380,000)	—

Outstanding at end of period	641,848	4.70	$—	641,848	4.70

Options exercisable at end of period	641,848	4.70	$—	641,848	4.70

Options Vested and Expected to Vest	641,848	4.70	$—	641,848	4.70
By its terms, the company’s Option Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the Option Plan, although outstanding options remain available for exercise in accordance with their terms.

The following table represents information relating to stock options outstanding at March 31, 2009:

	Weighted	Weighted
	Average	Average
Options	Exercise	Remaining	Option
Outstanding	Price	Life in Years	Exercisable

641,848	$4.70	4.56	641,848

As of March 31, 2009, the company did not have any unrecognized stock compensation related to unvested awards.
[5]	Business Consultants Stock Plan:
For the three month periods ended March 31, 2009 and 2008, the company issued 348,424 and 211,834 common shares to business consultants under the Business Consultants Stock Plan and charged approximately $350,000 and $538,000 to operations in connection with these share issuances. Share issuances are valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which are valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which are valued as of the end of each month effective February 17, 2009. As of March 31, 2009, 3,215,884 shares are available for future issuances under the Business Consultants Stock Plan.
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
Due to changes made to the Nonmanagement Directors Plan described below, the company did not issue any warrants under the plan for the three month periods ended March 31, 2009 and 2008. No previously issued warrants were exercised during the three month periods ended March 31, 2009 and 2008.
On October 10, 2007, the Nonmanagement Directors Plan was modified to increase the fees payable to the company’s nonmanagement directors. As adjusted, each nonmanagment director (a total of 5 persons) would receive $26,460 for board and committee service per annum. The chairman of the audit committee would receive an additional $12,600 per annum and the chairman of the nominating committee would receive an additional $5,355 per annum.
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
During the three month period ended March 31, 2009 and 2008, the company issued 42,897 and 18,855 common shares under the plan to satisfy December 31, 2008 and 2007 payables in the amount of $62,201 and $58,449, respectively. As a result of an amendment to the plan on February 17, 2009, payments to nonmanagement directors are made monthly, effective for payments made for periods after December 31, 2008. During the three month period ended March 31, 2009, the company issued 46,073 common shares under the plan to satisfy liability incurred for January and February, 2009 in the amount of $41,466. As of April, 2009, the company issued 25,917 common shares under the plan to satisfy payables due March 31 2009 of $20,734.
[7]	Business, Financial and Engineering Consultants:
Through March 31, 2009, the company has issued 1,376,583 common stock warrants to various business, financial and engineering consultants, of which 91,583 have been exercised for proceeds of $915 and 445,000 cancelled in exchange for the participation of certain engineers in the company’s 2008 Commercializing Event Plan. (Note E [11]).
On March 28, 2008, the board approved the issuance of an aggregate 195,000 warrants, immediately exercisable at $5.00 per common share until 2016, to two engineering consultants who elected not to participate in the company’s 2008 Commercializing Event Plan. The company recorded a charge in the amount of $249,000 to general and administrative expense. For the three month period ended March 31, 2009, there were no shares issued under the Commercializing Event Plan.
[8]	Warrants:
As of March 31, 2009, outstanding warrants to acquire shares of the company’s common stock are as follows:

				Number of
Exercise				Shares
Price		Expiration		Exercisable
(a	)		(a)	125,000	(a)
$.75		None		500,000	(b)
$.01		None		54,500	(c)
$.01		None		39,000	(d)
$5.00		2015		255,000	(e)
$.01		None		6,000	(f)
$.01		None		16,250	(g)
$1.00		None		20,500	(h)
$3.27		2016		400,000	(i)
$3.75		2016		200,000	(j)
$5.00		2017		50,000	(k)
$5.00		2017		100,000	(l)

(a)	Exercisable only if the company has an IPO and exercisable at the IPO price five years from IPO. Through the quarter March 31, 2009, the company has not conducted an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s automotive technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

(c)	The company has issued an aggregate 123,500 warrants to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note E [6]). An aggregate 69,000 warrants have been exercised for approximately $630 of proceeds, with 6,000 warrants exercised during the second quarter of 2008 for proceeds of $60. No warrants were exercised during the three month period ended March 31, 2009.

(d)	In 2005, the company issued 12,000 warrants to a consultant, immediately exercisable at .01 per common share. During 2005, 3,000 warrants were exercised for proceeds of $30. In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share.

(e)	During 2005, the company issued 210,000 warrants to certain engineering consultants, exercisable immediately for a ten year term at $5.00 per common share. During 2006, the company issued 295,000 warrants to certain engineering consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if the company sells, licenses or otherwise transfers one or more technologies for value. The engineering consultants holding 445,000 of these warrants agreed to cancel them in the fourth quarter of 2008 in exchange for their participation in the company’s Commercializing Event Plan. On March 28, 2008, the company issued an aggregate 195,000 warrants exercisable until 2016 at $5.00 per common shares to two engineers who elected not to participate in the company’s 2008 Commercializing Event Plan. The company recorded a charge of $249,000 to general and administrative expense.

(f)	During 2005, the company issued 6,000 warrants to a consultant, exercisable immediately for a five year term at .01 per common share. None of these warrants have been exercised through March 31, 2009.

(g)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share. During 2006, the company issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share. At December 31, 2008 an aggregate 182,099 of these warrants have been exercised for proceeds of approximately $1,258. No additional warrants were issued in the three month period ended March 31, 2009.

(h)	During 2006, one investor purchased 20,500 warrants immediately exercisable immediately for a five year term at $1.00 per common share for a purchase price of $2,000. None of these warrants have been exercised through March 31, 2009.

(i)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. None of these warrants have been exercised through March 31, 2009.

(j)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to its governmental affairs consultant. None of these warrants have been exercised through March 31, 2009.

(k)	During 2007, the company issued 50,000 warrants exercisable for ten years at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company to potentially place its products in various state school bus programs. The company recorded a charge of $249,000 to general and administrative expenses. None of these warrants have been exercised through March 31, 2009.

(l)	During 2007, the company issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with the company’s engagement to furnish constant velocity joints to a military contractor. The company recorded a charge of $401,000 to general and administrative expenses. None of these warrants have been exercised through March 31, 2009.
The following summarizes the activity of the company’s outstanding warrants for the three month periods ended March 31, 2009 and 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Outstanding at January 1, 2009	1,766,250	$4.25	4.13 years	$1,063,043
Granted
Exercised
Canceled or expired

Outstanding at March 31, 2009	1,766,250	$4.25	4.13 years	$534,000

Exercisable at March 31, 2009	1,141,250	$5.68	3.70 years	$—

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2008	2,084,950	$2.59	4.90 years	$3,072,861
Granted	195,000	$5.00	8.84 years
Exercised
Canceled or expired

Outstanding at March 31, 2008	2,279,950	$3.30	4.86 years	$2,343,268

Exercisable at March 31, 2008	1,654,950	$3.92	4.63 years	$—

[9]	Issuance of Stock and Warrants by Subsidiary:

In 2003, the company majority-owned subsidiary, Ice Surface issued 308,041 of its common stock at $.76 per share realizing aggregate proceeds of $234,000 in a private placement. These issuances reduced the company’s interest in Ice Surface from 72% to approximately 69.26%. Based on the company’s accounting policy, the change in the company’s proportionate share of Ice Surface’s equity resulting from the additional equity raised by the subsidiary is accounted for as a capital transaction.

In connection with the private placement, Ice Surface issued 53,948 warrants to the placement agent immediately exercisable at $.76 per common share through June 9, 2008. In addition, 50,000 warrants were issued by Ice Surface to a consultant immediately exercisable at $.76 per common share through June 9, 2008. In connection with the issuance of these warrants, a compensation charge of $36,000 was recognized. These warrants were cancelled effective June 7, 2007 upon the adoption by Ice Surface’s shareholders of a Plan for the complete liquidation and dissolution.

[10]	Shares Issued for Consulting Services:

On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the company under their consultant agreements. The company issues business consultant common shares to the trust from time to time, contingent on the performance of services by the consultants under such consultant agreements. The company fair values the shares issued to the trust using the closing market price on the date immediately prior to the date of issuance. Amounts in excess of the consulting invoices are classified as shares issued for consulting services in stockholders’ (capital deficit) equity.

The company issued an aggregate 373,295 business consultants shares valued at an aggregate $716,998 to the trust to satisfy the payment of invoices submitted by the consultants for services rendered for the year ended December 31, 2008. The trustee sold an aggregate 328,779 business consultants shares for aggregate proceeds of $597,119 during the year ended December 31, 2008 and distributed the proceeds from the trust to the consultants in payment of invoices submitted by the consultants.

During the three month periods ended March 31, 2009 and 2008, the company issued 142,555 and 60,000 business consultants shares valued at $137,450 and $165,000, respectively, to the trust to satisfy the payment of invoices submitted by the consultants for services rendered during such periods. During the three month periods ended March 31, 2009 and 2008, the trustee sold 109,236 and 52,659 business consultant shares and distributed $112,436 and $158,034 in proceeds from the trust to the consultants in payment of invoices submitted by the consultants.

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

On October 13, 2006, the board of directors adopted a Commercializing Event Plan (“2006 Event Plan”) designed to reward the company’s directors, executives and certain administrative personnel for the successful completion of one or more commercializing events. No payments were made under the 2006 Event Plan and the 2006 Event Plan was terminated on October 31, 2007.

On October 31, 2007, the board terminated the 2006 Event Plan and adopted a new 2007 Commercializing Event Plan (the “2007 Event Plan”). The 2007 Event Plan provides that upon the happening of any commercializing event, each of the directors and executive officers of the company as well as certain management personnel shall be entitled to share equally in 6% of the gross amount derived or to be derived from the commercializing event transaction(s). Similarly, certain of the company’s engineers are entitled to share equally in 2% of such gross amount.

In order to actually receive payment under the 2007 Event Plan, each participant must be both a) employed by, a consultant to or associated with the company and b) judged to be “in good standing” with the company at the time payment is made, all as determined by the board as of the date of the board’s authorization of payments to be made.

No payments were made under the 2007 Event Plan for the three months ended March 31, 2009. For the three months ended March 31, 2008, 3,648 business consultant shares were issued under the 2007 Event Plan.

The company accounts for the settlement of its commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of its business consulting shares under SFAS 123(R) “Share Based Payment”, provided that there are sufficient shares under the business consultants plan. Under SFAS 123(R), the company measures commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, the company will follow the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Under EITF 00-19, the company will record a liability instrument for the resulting changes in fair value from the date due to the end of each reporting period until such liability is satisfied.
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
On March 28, 2008, the board of directors approved the grant of an aggregate 195,000 common stock warrants exercisable until December 1, 2016 at $5.00 per share to two engineering consultants in lieu of their participation in the 2008 Event Plan. The company valued the warrants at $249,000 using the Black-Scholes option/pricing model and charged operations.
March 31, 2008
Black-Scholes Inputs

Term	8.84 years
Risk-free rate	2.89%
Volatility	0.55
Dividend yield	0.0%
NOTE F — Commitments and Other Matters
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
Beginning in 2005, the company entered into non-exclusive consulting agreements with various engineering consultants. Under the terms of the consulting agreements, the company will pay the amount of invoices submitted by the engineering consultants for services rendered, with such payment to be made, at the company’s discretion, in cash, business consultants stock or a combination thereof. In addition, in 2005, the company issued the engineers an aggregate 210,000 warrants exercisable immediately over a ten year term at $5.00 per common share. The company valued the warrants at $377,000 using the Black-Scholes option/pricing model and charged operations. 150,000 of these warrants were cancelled by the holders during the fourth quarter of 2007 in exchange for the holders’ participation in the company’s 2007 Commercializing Event Plan. See Note E [11].

During the year ended December 31, 2006, the company issued 295,000 warrants exercisable immediately for ten years at $5.00 per common share to various engineering consultants. The company valued the warrants at $1,441,000 using the Black-Scholes option/pricing model and charged operations. All of these warrants were cancelled by the holders during the fourth quarter of 2007 in exchange for the holders’ participation in the company’s 2007 Commercializing Event Plan. See Note E [11].
During the year ended December 31, 2006, the company issued 200,000 common stock warrants in connection with its engagement of a governmental affairs consultant. The warrants are immediately excisable over a ten year term with an exercise price of $3.75 per common share and were valued at $948,165 using the Black-Scholes pricing model.
On February 6, 2009, the company signed a consulting agreement with a strategic planning, government relations, marketing and public relations firm to render consulting services for a one year period. Under the agreement, the company is obligated to pay the consulting firm $20,000 per month, except that, until the consultant has assisted the company secure an agreed-upon level of governmental and /or private funding, the company’s monthly obligation is limited to $4,000. As of March 31, 2009 no funding was secured as such, the Company’s monthly obligation is $4,000.
No additional securities were issued under new and/or existing consulting agreements during the three month period ended March 31, 2009 and no outstanding securities issued under these consulting agreements were exercised during the three month period ended March 31, 2009.
[2]	Leases:
The company leases a facility located at 1999 Mount Read Blvd., Rochester, New York. The facility consists of approximately 13,650 sq. ft., with executive and engineer offices, conference room, “clean room,” manufacturing and assembly space, automotive bays, dynamometer and lift facilities and approximately thirty acres of land suitable for vehicle testing and demonstration. On April 29, 2008, the company executed a five-year lease for the premises (with a December 1, 2007 lease commencement date) which provides for rent to be paid at a rate of $5,687.00 per month ($68,244.00 per annum) and in addition, for the payment of the company’s proportionate share of yearly real estate taxes and yearly common area operating costs. Under the lease, monthly rental payments commenced June 1, 2008. The lease contains three 5-year renewal options and grants an option to the company to lease up to an additional 7,000 sq. ft. of adjacent manufacturing and assembly space.
Rental payments and certain other payments due to the landlord is to be paid in common shares of the company, based upon the closing price per share on the 15th day of the calendar month immediately prior to the date any installment payment of monthly rent or other payment is due landlord.
Rent expense for the three month periods ended March 31, 2009 and 2008 was $14,600 and $13,500 respectively.

Note G— Management Agreement
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
In September, 2005, the company commenced litigation challenging the validity of the June, 2004 and April, 2005 agreements. On March 6, 2009, the company and the management firm executed a Settlement Agreement and Release pursuant to which any and all claims and counterclaims the parties had or may have had arising out of or related to their relationship, arrangement or services provided one to the other were resolved and released and any and all obligations between and among them, specifically including the contested agreements, were terminated effective December 31, 2008.
No amount was paid to the management firm by the company during the three month periods ended March 31, 2009 and 2008.
NOTE H — Litigation
On October 31, 2008, the company commenced an action in New York State Supreme Court, County of New York, Commercial Division against Ice Engineering, seeking the total balance owed by Ice Engineering to the company pursuant to an agreement entered into by the parties, effective June 15, 2007, namely, $2,700,000. Under the agreement, in connection with Torvec’s assignment of the ice technology license, Ice Engineering agreed to reimburse Torvec for approximately $3,500,000 the company previously had expended acquiring and maintaining the license. Ice Engineering has paid approximately $800,000 but is in arrears with respect to installments due June 1, 2008, September 1, 2008 and December 1, 2008 and apparently has repudiated its remaining payment obligations under the agreement. Ice Engineering has counterclaimed for the $800,000 paid under the agreement thus far, alleging that the company failed to deliver certain “business information” to Ice Engineering as called for under the agreement.
On April 14, 2009, the Court denied the company’s motion for summary judgment without prejudice to re-file and ordered the parties to proceed with discovery.
NOTE I — Royalty Agreement
On December 12, 2007, the company granted High Density Poweretrain, Inc. of Waterford, Michigan (“HDP”) an exclusive, worldwide license to incorporate the company’s constant velocity joint technology in HDP’s family of highly-powered, multifueled, fuel efficient, light weight, cost effective internal combustion engines. In consideration for the grant of the license, the company will receive annual royalties equal to 5% of annual gross revenues generated by the sale of HDP’s multifuel engines, including all sublicense of such technology. There are no minimum royalty payments and the grant does not affect the company’s ability to commercialize its constant velocity joint technology in any other field and/or application. At March 31, 2009, the company did not receive any royalties under this agreement.
NOTE J— Accounts Receivable
On March 29, 2009, the company shipped seven infinitely variable transmissions to the National Aeronautics and Space Administration (NASA) for use in the next-generation lunar rover. The company invoiced NASA an aggregate $175,000 for these transmissions and received payment in full from NASA on April 27, 2009.

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

(b)	2009 Plan of Operation

The company’s plan of operation during the year ending December 31, 2009 is as follows:

1) to continue working with the U.S. Air Force to create an Advanced Combat Firefighting Vehicle capable of unprecedented speed, maneuverability with diverse applications for use in the most extreme and rugged terrain. The company has delivered an FTV® to the Air Force in December 2008 to maximize the FTVs combat firefighting capabilities, including its robotic and autonomous potential, at Tyndale Air Force Base in Florida;

2) to build a “second generation” FTV based upon the Air Force’s recommendations for delivery to the Air Force for integration in its Advanced Combat FirefightingVehicle Program;

3) to explore interest in the FTV among other branches of the U.S. military, the Department of Homeland Security, FEMA, the U.S. Forestry Service, as well as state and municipal governmental units, in acquiring design-specific FTVs for boarder patrol, off-highway emergencies, as an environmentally-friendly vehicle for federal and state conservation and drug-enforcement efforts and, as a fast, highly maneuverable vehicle for combat and non-combat uses;

4) to explore the interest of a foreign truck manufacturer in licensing the rights to produce and market the FTV worldwide;

5) to build an IsoTorque® differential for evaluation by a major American automotive manufacturer for integration in its front-wheel drive vehicles. Previously, in 2008, the manufacturer had evaluated the IsoTorque differential in its rear-wheel drive vehicles;

6) to redesign the axle used by a major international truck manufacturer to enable the manufacturer to integrate the company’s IsoTorque technology in its fleet of heavy-duty trucks.

During the first quarter of 2009, the company shipped seven design-specific infinitely variable transmissions to the National Aeronautics and Space Administration for use in that agency’s lunar rover in connection with NASA’s program titled “America’s return to the moon.” The company anticipates that it will continue to work in 2009 with NASA as an “official” drive-line consultant to the lunar rover project.

Information regarding the company and all of its automotive inventions, including regular updates on technological and business developments, can be found on the company’s website, www.torvec.com.

c)	Ice Technology License

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

Ice Engineering has paid approximately $800,000 under the assignment agreement but is in arrears with respect to quarterly installments due beginning June 1, 2008 and has repudiated its payment obligations under the agreement.

On October 31, 2008, the company commenced an action in New York State Supreme Court, County of New York, Commercial Division against Ice Engineering, LLC seeking the total balance owed by Ice Engineering to the company pursuant to the agreement, namely, $2,700,000. Ice Engineering has counterclaimed for the $800,000 paid under the agreement thus far, alleging that the company failed to deliver certain “business information” to Ice Engineering as called for under the agreement.

The company filed a motion for summary judgment with respect to its claims and on April 14, 2009, the Court denied the motion without prejudice which means that the company can re-file the motion after discovery has been completed. The parties are proceeding with discovery.

The company has accounted for the receipt of reimbursement proceeds as a recovery of its cost since such amounts represent an initial payment and is subject to additional installments and when payments received exceed the cost accumulated revenue will be recorded under the cost recovery approach to the extent that the proceeds exceed the basis.

(d)	Results of Operations

The net loss for the three month period ended March 31, 2009 was $699,000 as compared to the three month period ended March 31, 2008 of a net loss of $1,184,000. The decrease in the net loss of $485,000 is principally related to the decrease by approximately $220,000 in professional fees for both legal and accounting services in the current year as compared to the prior year for the same period . In addition the stock based compensation decreased by $421,000 in current period as compared to the prior year period. The increase in gross profit by $75,000 is related to the company’s small quantity sales of products to various end users.

Research and development expenses for the three month period ended March 31, 2009 amounted to $133,000 as compared to $148,000 for the three month period ended March 31, 2008. The decrease of $15,000 in the three month comparative is due to decreased cost associated with commercializing our technologies.

General and administrative expense for the three month period ended March 31, 2009 amounted to $651,000 compared to $1,047,000 for the three month period ended March 31, 2008. This decrease of $396,000 in the three month comparative is due to the decrease in professional fees, as mentioned above and the decrease in stock based compensation of approximately $300,000 as compared to the prior year for the same period.

(f)	Liquidity and Capital Resources

The company’s business activities during the three month period ended March 31, 2009 were funded principally through the receipt in the fourth quarter of 2008 of approximately $280,000 representing New York State corporation income tax refundable credits allocable to certain research and development expenses incurred in the years 2005-2007.

For the three month periods ended March 31, 2009 and 2008, the company issued 437,394 and 230,689 common shares to business consultants under the Business Consultants Stock Plan in exchange for ongoing business advisory services, engineering services, legal fees, including patent services, internal accounting services and other corporate services. As of March 31, 2009, 3,215,884 shares are available for future issuances under the Business Consultants Stock Plan.

On March 28, 2008 the board of directors approved the governance and compensation committee’s recommendation that, effective January 1, 2008, each of the Gleasmans be compensated at the rate of $300,000 per year. Such amount is payable in cash. No payment of all or any portion of the Gleasmans’ compensation shall be paid unless and until the company shall have the requisite cash available. The determination of the availability of the requisite amount of cash shall be made by the board of directors in the light of approved-budgets, existing and anticipated capital requirements and existing and estimated cash flows. Unpaid amounts are accumulated and carry over from one year to the next. No amount was paid to either of the Gleasmans under this compensation arrangement during the three month periods ended March 31, 2009 and 2008. The amount of cumulative unpaid compensation accrued as of March 31, 2009 is $786,000, including accrued payroll taxes of $36,000.

At March 31, 2009, the company’s cash position was $124,000 and the company had a working capital deficit of $803,000.. The company’s cash position at anytime during the nine month periods ended March 31, 2009 was dependent upon its success in selling its preferred stock, the receipt of reimbursement monies with respect to its ice technology license and revenues generated by the sale of its products. Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. The balance of cash and cash equivalents as of March 31, 2009 will not sufficient to meet our anticipated cash requirements through March 31, 2010, based on our present plan of operation. As a result, we are seeking to raise additional capital. Additional capital may not be available on acceptable terms or at all. Equity financings may be dilutive to existing stockholders. If we are unable to obtain sufficient capital as and when needed, we may be forced to delay, scale back or eliminate some or all of our operations including our research and development programs and commercialization plans, and/or license to third parties certain products or technologies that we would otherwise seek to commercialize independently. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. Please see Note A of our condensed consolidated financial statements for the three months ended March 31, 2010. Unless we are able to obtain financing and ultimately achieve profitability we will not be able to continue as a going concern.
At March 31, 2009, the company had accounts payable, accrued expenses, and deferred compensation and other expenses totaling $1,204,000 (of which $786,000 is attributed to the Gleasmans’ unpaid but accrued compensation).

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

In December 2008, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The company has adopted the standard as of January 1, 2009. The adoption of SFAS 160 did not have a significant impact on the company’s financial position.

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

In June 2008, the FASB Task Force reached a consensus-for-exposure that an entity should determine whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and then by evaluating the instrument’s settlement provisions. Issue No. 07-5 (EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” Paragraph 11(a) of FAS 133 specifies that a contract issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position shall not be considered a derivative financial instrument for purposes of applying that Statement. If a freestanding financial instrument (for example, a stock purchase warrant) meets the scope exception in paragraph 11(a) of FAS 133, it is classified as an equity instrument and is not accounted for as a derivative instrument. The adoption of EITF 07-5 did not have a significant impact on the company’s financial position.

In May 2008, FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. FAS 162 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of this accounting pronouncement to have a material impact on the financial statements.

(h)	Impact of Inflation

Inflation has not had a significant impact on the company’s operations to date and management is currently unable to determine the extent inflation may impact the company’s operations during the three month period ended March 31, 2009.

(i)	Quarterly Fluctuations

As of March 31, 2009 and 2008, the company had not engaged in substantial revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.

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
The company’s management, including the chief executive officer and interim chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2009 pursuant to Rule 13a-15(b) under the Exchange Act and has concluded that our disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control Over Financial Reporting
The company’s management, with the participation of the company’s chief executive officer and interim chief financial officer, has concluded that there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
(1)	On February 20, 2004 the company entered into an agreement with a management firm to develop and implement a business plan to commercialize its full terrain vehicle. In June, 2004, the company engaged three members of the management firm as the company’s chief executive officer, chief financial officer and chairman of its board of directors. In June, 2004 and in April, 2005, the company and the management firm purported to execute agreements reflecting the company-related capacities of the management firm’s three members and reflecting the management firm’s reorganization, respectively.

In September, 2005, the company commenced litigation challenging the validity of the June, 2004 and April, 2005 agreements. On March 6, 2009, the company and the management firm executed a Settlement Agreement and Release pursuant to which any and all claims and counterclaims the parties had or may have had arising out of or related to their relationship, arrangement or services provided one to the other were resolved and released and any and all obligations between and among them, specifically including the contested agreements, were terminated effective December 31, 2008.

(2)	On October 31, 2008, the company commenced an action in New York State Supreme Court, County of New York, Commercial Division against Ice Engineering, LLC seeking the total balance owed by Ice Engineering to the company pursuant to an agreement entered into by the parties, effective June 15, 2007, namely, $2,700,000. Under the agreement, in connection with Torvec’s assignment of the ice technology license, Ice Engineering agreed to reimburse Torvec for approximately $3,500,000 the company previously had expended acquiring and maintaining the license. Ice Engineering has paid approximately $800,000 but is in arrears with respect to installments due June 1, 2008, September 1, 2008 and December 1, 2008 and apparently has repudiated its remaining payment obligations under the agreement. Ice Engineering has counterclaimed for the $800,000 paid under the agreement thus far, alleging that the company failed to deliver certain “business information” to Ice Engineering as called for under the agreement.

The company filed a motion for summary judgment with respect to its claims and on April 14, 2009, the Court denied the motion without prejudice which means that the company can re-file the motion after discovery has been completed. The parties are proceeding with discovery.
Item 1A. Risk Factors
There have been no significant changes to the risk factors facing the company as disclosed in the company’s Form 10-K for the year ended December 31, 2008, except as set forth in Part II, Item 1, Legal Proceedings.

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
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession
2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.
(3)	Articles of Incorporation, By-laws
3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A , Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.5	Certification of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2004.

3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26, 2008 increasing the authorized common shares from 40,000,000 to 400,000,000 common shares, incorporated by reference to annual report (Form 10-K) filed for the calendar year ended December 31, 2006.
(4)	Instruments defining the rights of holders including indentures
None

(9)	Voting Trust Agreement
None
(10)	Material Contracts
10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, 2,500,000 and 5,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, April 20, 2004 and October 13, 2006, respectively;

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended March 31, 1999;

10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended March 31, 2000;

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2001;

10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2001;

10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2001;

10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2001;

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2001;

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2003;

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2004;

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2004;

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2004;

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2004;

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.36	Consulting Agreement with Matthew R. Wrona, dated March 31, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated March 31, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steven Urbanik, Floyd G. Cady, Jr., and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.44	Consultant Agreement with Kiwee Johnson, dated March 31, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005.

10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004, creating the non-management directors plan, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2006.

10.47	Excerpts from minutes of the meeting of Board of Directors Torvec, Inc., adopting changes to the non-management directors plan creating, a commercialized event plan, approving an increase in shares to be issued under business consulting plan and adopting recommendation that shareholders increase number of authorized common shares from 40,000,000 to 400,000,000 common shares, incorporated by reference to Form 8-K filed on October 16, 2006.

10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm, incorporated by reference to Form 8-K filed on June 20, 2006;

10.49	Letter agreement with American Continental Group, LLC, executed on October 22, 2006, incorporated by reference to Form 8-K filed on October 30, 2006;

10.50	New York State School Bus Proposal incorporated by reference to Form 10-Q filed for quarter ended March 31, 2006;

10.51	Order of Supreme Court of the State of New York directing the Monroe County Clerk to release back to the company 40,000 common shares and 245,000 common stock warrants issued to a management consulting firm with which the company is in litigation and held in escrow by such Clerk by virtue of a previous court order and directing the return to the company of a $250,000 (less administrative fee) undertaking deposited with the Monroe County Treasurer in connection with the same litigation, incorporated by reference to Form 10-Q filed for the quarter ended March 31, 2008;

10.52	License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, Inc. made effective June 15, 2008 assigning license granted by Dartmouth College with respect to ice technology from Torvec to Ice Engineering, incorporated by reference to Form 8-K filed on July 18, 2008.

10.53	License Agreement by and between High Density Powertrain and Torvec, Inc. dated December 12, 2008, incorporated by reference to current report (Form 8-K) filed December 14, 2008;

10.54	Consulting Agreement by and between Clifford Carlson and Torvec, Inc. dated December 12, 2008, incorporated by reference to current report (Form 8-K) filed December 14, 2008;

10.55	Minutes of meeting of Governance and Compensation Committee dated February 19, 2008 establishing compensation for the company’s president and chief executive officer and amending the company’s commercializing event plan, incorporated by reference to annual report (Form 10-K) filed for year ended December 31, 2007;

10.56	Consulting Agreement by and between Capital Campaigns, Inc. and Torvec, Inc., dated February 6, 2009, incorporated by reference to annual report (Form 10-K) filed for the year ended December 31, 2008;

10.57	Settlement and Release Agreement by and between CXO on the GO of Delaware, LLC, et. al and Torvec, Inc. et. al., dated March 6, 2009, incorporated by reference to annual report (Form 10-K) filed for the year ended December 31,2008;
(11)	Statement regarding computation of per share earnings (loss)
Not applicable
(14)	Code of Ethics

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

TORVEC, INC.
Date: May 15, 2009	By:	/s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 15, 2009	By:	/s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer and
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications

(32)	Section 1350 Certifications