Form 10-Q
period 2009-06-30
TORVEC INC
filed 2009-08-14
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	August 14, 2009

Common Stock, $.01 par value	34,287,553

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets — June 30, 2009 (Unaudited) and December 31, 2008	3

Condensed Consolidated Statements of Operations—Three and six months Ended June 30, 2009 and 2008 and September 25, 1996 (Inception) through June 30, 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows — Six months Ended June 30, 2009 and 2008 and September 25, 1996 (Inception) through June 30, 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements(Unaudited)	6-23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 5. Other Information	31

Item 6. Exhibits	31-36

SIGNATURE PAGE	36

EXHIBIT INDEX	38

Exhibit 31.1
Exhibit 32

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)

ASSETS
Current assets:
Cash	$124,000	$304,000
Prepaid expenses and other receivables	85,000	102,000

Total current assets	209,000	406,000

Property and Equipment:
Office equipment	68,000	68,000
Shop equipment	139,000	139,000
Leasehold improvements	213,000	213,000
Transportation equipment	106,000	106,000

	526,000	526,000
Less accumulated depreciation and amortization	(270,000)	(237,000)

Net property and equipment	256,000	289,000

Total Assets	$465,000	$695,000

LIABILITIES
Current liabilities:
Notes payable, current portion	$15,000	$15,000
Accounts Payable and Accrued Liabilities	172,000	177,000
Deferred Compensation and Other	1,270,000	755,000

Total current liabilities	1,457,000	947,000

Deferred revenue	800,000	800,000
Deferred rent expense	34,000	39,000
Notes payable, net of current portion	21,000	29,000

Total liabilities	$2,312,000	$1,815,000

Commitments and contingencies

STOCKHOLDERS’ CAPITAL DEFICIT
Preferred stock, $.01 par value, 100,000,000 shares authorized 3,300,000 designated as Class A, convertible Non-voting, cumulative dividend $.40 per share, per annum, June 30, 2009 and December 31, 2008: 655,851 and 707,101 shares issued and outstanding, respectively (liquidation preference $3,741,020 and $3,858,015, respectively)

300,000 designated as Class B, convertible Non-voting, cumulative dividend $.50 per share, per annum, June 30, 2009 and December 31, 2008: 77,500 and 97,500 shares issued and outstanding, respectively (liquidation preference $359,574 and $360,339, respectively)	8,000	8,000
Common stock, $.01 par value, 400,000,000 shares authorized, 34,022,236 and 32,811,422 issued and outstanding, at June 30, 2009 and December 31, 2008, respectively	334,000	328,000
Additional paid-in capital	49,381,000	48,485,000
Deficit accumulated during the development stage	(51,570,000)	(49,941,000)

Total Torvec, Inc. Stockholders’ Capital Deficit	(1,847,000)	(1,120,000)
Noncontrolling Interest of Subsidiary	—	—

Total Stockholders’ Capital Deficit	(1,847,000)	(1,120,000)

Total Liabilities and Stockholders’ Capital Deficit	$465,000	$695,000

See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Operations

					September
	Three	Three			25, 1996
	Months	Months	Six Months	Six Months	(Inception)
	ended June	ended June	ended June	ended June	through June
	30, 2009	30, 2008	30, 2009	30, 2008	30, 2009

Revenue	$—	$15,000	$175,000	$30,000	$422,000
Cost of Goods Sold	—	6,000	90,000	11,000	315,000

Gross Profit	—	9,000	85,000	19,000	107,000

Costs and expenses
Research and development	96,000	114,000	229,000	262,000	15,564,000
General and administrative	834,000	734,000	1,485,000	1,781,000	38,461,000
Asset Impairments	—	—	—	—	1,071,000

Loss for operations	$(930,000)	$(839,000)	$(1,629,000)	$(2,024,000)	$(54,989,000)
Other Income	—	—	—	1,000	260,000

Loss before Reversal of liability and tax benefit	$(930,000)	$(839,000)	$(1,629,000)	$(2,023,000)	$(53,188,000)
Reversal of liability on Cancellation of debt	—	1,541,000	—	1,541,000	1,541,000

Net (Loss) Income Before Income Tax Provision	$(930,000)	$702,000	$(1,629,000)	$(482,000)	$(52,842,000)
Income Tax Benefits	—	—	—	—	346,000

Net (Loss) Income	$(930,000)	$702,000	$(1,629,000)	$(482,000)	$(51,570,000)

Less: Net Loss attributable to non-controlling interest in subsidiary	—	—	—	—	1,272,000

Net Loss (Income) attributable to Torvec, Inc	$(930,000)	$702,000	$(1,629,000)	$(482,000)	$(51,570,000)

Preferred stock beneficial conversion feature	—	—	—	—	763,000
Preferred stock dividends	78,000	84,000	161,000	167,000	1,337,000

Net (Loss) Income attributable to common stockholder	$(1,008,000)	$618,000	$(1,790,000)	$(649,000)	$(53,670,000)

Basic and Diluted net (loss) income attributable to common stock per share	(0.03)	0.02	(0.05)	(0.02)

Weighted average number of shares of
Common stock, Basic	33,635,000	32,020,000	33,308,000	31,899,000

Common stock , Diluted	33,635,000	35,751,000	33,308,000	31,899,000

See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Cash Flows

			September 25,
			1996
			(Inception)
	Six months Ended		Through
	June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(1,629,000)	$(482,000)	$(51,570,000)
Adjustments to reconcile net loss to net cash used in operating activities:

Loss attributable to noncontrolling interest in consolidated subsidiary	—	—	(1,272,000)
Depreciation and amortization	33,000	35,000	2,483,000
Loss on impairment of license	—	—	1,071,000
Impairment of goodwill	—	—	19,000
Gain on sale of fixed assets	—	—	(10,000)
Compensation expense attributable to common stock in Subsidiary	—	—	619,000
Common stock issued for services	756,000	1,081,000	13,922,000
Shares issued for future consulting services	—	—	103,000
Stockholder contribution of services	—	—	2,409,000
Gain on cancellation of debt	—	—	(1,541,000)
Contribution to Capital, Ford Truck	—	—	16,000
Common Stock Issued in connection with Commercializing Event	14,000	28,000	78,000
Compensatory common stock, options and warrants	—	249,000	17,835,000
Changes in:
Accounts receivable	—	—	—
Inventory	—	(46,000)	—
Prepaid expenses and other receivables	17,000	6,000	76,000
Deferred Revenue	—	—	709,000
Deferred rent	(5,000)	44,000	36,000
Accounts payable and accrued expenses	198,000	(1,475,000)	4,134,000
Deferred Compensation and Other	374,000	398,000	1,083,000

Net cash used in operating activities	(242,000)	(162,000)	(9,800,000)

Cash flows from investing activities:
Purchase of property and equipment	—	(11,000)	(360,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of fixed asset	—	—	10,000

Net cash used in investing activities	—	(11,000)	(366,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	70,000	100,000	6,769,000
Net proceeds from sales of preferred stock	—	—	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Proceeds from long-term borrowings	—	—	85,000
Repayments of long-term debt	(8,000)	(6,000)	(73,000)
Proceeds from stockholders’ loan and advances	—	—	250,000
Repayment of stockholders’ loan and advances	—	—	(147,000)
Distributions	—	—	(365,000)

Net cash (used in) provided by financing activities	(62,000)	94,000	10,290,000

Net (decrease) increase in cash	(180,000)	(79,000)	124,000

Cash at beginning of period	304,000	192,000

Cash at end of period	$124,000	$113,000	$124,000

Supplemental Disclosures:
Interest paid	$2,000	$3,000	$26,000
Income Tax Paid	$—	$—	$1,000
Non cash investing and financing activities:
Shares issued for acquisition leasehold improvements	$—	$64,000	$166,000
Issuance of common stock in settlement of payables	62,000	—	90,000
Preferred stock issued in payment of dividend	—	6,000	39,000
Shares issued for acquisition of Variable Gear	—	—	19,000
Issuance of common stock for license	—	—	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	—	—	2,907,000
Notes Payable exchanged for common stock	—	—	50,000
Advance settled with common stock	—	—	25,000
Loss on exchange of minority interest	—	—	232,000
Shares issued for future consulting services	—	—	103,000
Issuance of common stock for a finder fee	—	—	225,000
Advance from stockholder	—	—	250,000
Contribution of FTV Ford Truck	—	—	16,000
ICE payable netted against receivable	—	—	91,000
Common stock issued in settlement of payable	—	—	58,000
Common stock issued in settlement of Patent expense	—	—	117,000
See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
NOTE A — The Company and Basis of Presentation
The interim information contained herein with respect to the three and six month periods ended June 30, 2009 and 2008 and the period from September 25, 1996 (inception) through June 30, 2009 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three and six month periods ended June 30, 2009 and 2008 and since inception. The results are not necessarily indicative of results to be expected for the entire year.
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
The company’s financial statements have been prepared assuming that it will continue as a going concern. For the period from September 1996 (inception) through June 30, 2009, the company has accumulated a deficit of $51,570,000, and at June 30, 2009 has a working capital deficiency of $1,248,000 and a stockholders’ deficit of $1,847,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts have been principally devoted to the development of its technologies and commercializing its products. Management believes that based upon its current cash position; its budget for its business operations through June 30, 2010; the company will not be able to meet its anticipated cash requirements through June 30, 2010. The company is actively seeking additional sources of capital. There can be no assurance that the company will be able to raise sufficient capital on acceptable terms. Without sufficient additional capital or long term debt and ultimately profitable operating results, the company will not be able to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE B — Summary of Significant Accounting Policies
[1]	Consolidation:
The financial statements include the accounts of the company, its majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at June 30, 2009 and 2008), and its wholly-owned subsidiaries Iso-Torque Corporation, IVT Diesel Corp. and Variable Gear LLC. All material intercompany transactions and account balances have been eliminated in consolidation.
[2]	Cash and Cash Equivalents:
Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts, $250,000 through December 31, 2009 and $100,000 thereafter.
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
FASB Accounting Standards Codification (“ASC”) 260-10 (Prior authoritative literature: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. For the three and six month periods ended June 30, 2009 and 2008 the company excluded 2,516,449 and 3,105,149 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive.
[5]	Income Taxes:
The company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 (Prior authoritative literature: FASB Statement 109, “Accounting for Income Taxes,”) the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adopted FASB ASC 740-10-65 (Prior authoritative literature: FASB interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109) on January 1, 2008. As a result of the implementation of FASB ASC 740-10, we recognized no adjustment for uncertain tax provisions. At the adoption date of January 1, 2008, we had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that more likely than not to be realized. As of June 30, 2009, we have not recognized an increase or decrease to reserves for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions. The tax years 2006 — 2008 remain open to examination by the major tax jurisdictions to which we are subject.

[6]	Fair Value of Financial Instruments:
The carrying amount of cash, prepaid expenses, accounts payable, accrued expenses and notes payable approximates their fair value due to the short maturity of those instruments.
[7]	Inventory:
When applicable, all inventories are stated at the lower of cost or market with cost determined using the specific identification method. The Company had no inventory at June 30, 2009 and December 31, 2008.
[8]	Stock-Based Compensation
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
Stock based compensation is recognized as provided under FASB ASC 718-10 and FASB ASC 505-50 (Prior authoritative literature: FASB Statement 123(R), “Share Based Payment.”)
FASB ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB ASC 718-10-65 (Prior authoritative literature: FASB Staff Position (FSP) No. SFAS 123(R)-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”) This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of FASB ASC 718-10.

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
[10]	Recent Accounting Pronouncements:
In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: FASB Statement 141 (R), “Business Combinations”, which replaces FASB Statement No. 141.) FASB ASC 805-10 is effective for the company January 1, 2009 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC 805-10 did not have an impact on the Company’s financial position and results of operations although it may have a material impact on accounting for business combinations in the future which can not currently be determined.
In April 2009, the FASB issued FASB ASC 805-10-05 (Prior authoritative literature: FSP 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contigencies” ). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. FASB ASC 805-10-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The company adopted these provisions at the beginning of the fiscal year January 1, 2009. FASB ASC 805-10-05 will be applied prospectively for acquisitions in 2009 or thereafter.
In December 2007, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and replace references “minority interest” with noncontrolling interests. Additionally, FASB ASC 810-10-65 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The company has adopted the standard as of January 1, 2009. The adoption of FASB ASC 810-10-65 did not have a significant impact on the company’s financial position except for the presentation of the statements of operation.
In June 2008, the FASB Task Force reached a consensus-for-exposure that an entity should determine whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and then by evaluating the instrument’s settlement provisions. FASB ASC 815-40 (Prior authoritative literature: EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”). FASB ASC 810-10-15 (Prior authoritative literature: Paragraph 11(a) of FAS 133) specifies that a contract issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position shall not be considered a derivative financial instrument for purposes of applying that Statement. If a freestanding financial instrument (for example, a stock purchase warrant) meets the scope exception in FASB ASC 810-10-15, it is classified as an equity instrument and is not accounted for as a derivative instrument. The adoption of FASB ASC 815-40 did not have a material impact on the company’s financial position.
In April 2009, the FASB issued FASB ASC 825-10-50 (Prior authoritative literature:FASB Staff Position No. FAS 107-1, “Disclosures about Fair Value of Financial Instruments”) and FASB ASC 270-10-05 (Prior authoritative literature: APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this accounting pronouncement did not have a material impact on the financial statements.

In June 2009, the FASB issued ASC topic 860 (SFAS No. 166) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.
In June 2009, the FASB issued ASC topic 810 (“SFAS No. 167”) “Amendments to FASB Interpretation No. 46(R)” improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.
In May 2009, the FASB issued ASC Topic 855 (“SFAS No. 165”), “ Subsequent Events” establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009. The company has performed an evaluation of subsequent events through August 14, 2009, which is the date the financial statements are filed.
In June 2009, the FASB issued ASC 105 (“SFAS No. 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on the financial statements.

NOTE C—License from the Trustees of Dartmouth College
On November 28, 2000, the company’s majority-owned subsidiary, Ice Surface Development LLC (“ICE Surface”) entered into a 20-year exclusive license with the Trustees of Dartmouth College for land-based applications to a novel ice adhesion modification system developed by Dr. Victor Petrenko at Dartmouth’s Thayer School of Engineering. Under the license agreement the company made a single payment of $140,000 in 2000 for sponsored research. The license agreement provided for a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year through 2021. In addition, the agreement provided for the payment of 50% of sub-license fee income.
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
On October 31, 2008, the company commenced an action in New York State Supreme Court, County of New York, Commercial Division against Ice Engineering, seeking the total balance owed by Ice Engineering to the company pursuant to an agreement entered into by the parties, effective June 15, 2007, namely, $2,700,000. Ice Engineering has counterclaimed for the $800,000 paid under the agreement thus far, alleging that the company failed to deliver certain “business information” to Ice Engineering as called for under the agreement. On April 14, 2009, the Court denied the company’s motion for summary judgment without prejudice to re-file and ordered the parties to proceed with discovery. The parties have commenced the discovery process and this process remains ongoing.
The company has accounted for the receipt of the reimbursement proceeds as a recovery of costs since such amounts represent an initial payment and is recorded as deferred revenue. The assignment agreement is subject to additional installments and when payments received exceed the cost accumulated, revenue will be recorded under the cost recovery approach to the extent that the proceeds exceed the basis.

NOTE D — Related Party Transactions
[1]	On March 28, 2008 the board of directors approved the governance and compensation committee’s recommendation that, effective January 1, 2008, each of Keith and James Gleasman be compensated at the rate of $300,000 per year. Such amount is payable in cash. No payment of all or any portion of the Gleasmans’ compensation shall be paid unless and until the company shall have the requisite cash available. The determination of the availability of the requisite amount of cash shall be made by the board of directors in the light of approved-budgets, existing and anticipated capital requirements and existing and estimated cash flows. Unpaid amounts are accumulated and carried over from one year to the next. No amount was paid to either of the Gleasmans under this compensation arrangement during the year ended December 31, 2008. The amount of unpaid compensation accrued as of December 31, 2008 and June 30, 2009 is $600,000 and $900,000, respectively.

Since the company did not have the requisite cash available to pay the Gleasmans’ compensation under this arrangement with the company for each of the three and six month periods ended June 30, 2009 and 2008, the company accrued an aggregate of $162,000 and $319,000, respectively, of compensation expense, including $12,000 and $19,000, respectively, of payroll taxes, for each period and recorded the compensation expense of $100,000 to research and development and $200,000 to general and administrative expense for each period based upon management’s estimate.
[2]	During the three and six month periods ended June 30, 2009 and 2008, the company incurred an expense of $25,350 and $50,700 for both periods to a member of the Gleasman family for administrative, technological and engineering consulting services. Management believes this compensation is reasonable.

For the three and six months ended June 30, 2009, the company issued 16,900 and 66,711 business consultant common shares in connection with this liability. For the three and six months period ended June 30, 2008, the company issued 9,281 and 19,500 business consultant common shares in connection with this liability.
[3]	During the three and six month periods ended June 30, 2009 and 2008, the company incurred an expense of $23,270 and $46,540 for both periods to a family member of its general counsel for engineering services rendered to the company. Management believes this compensation is reasonable.

For the three and six months ended June 30, 2009, the company issued 15,531 and 61,237 business consultant common shares in connection with this liability. For the three and six months period ended June 30, 2008, the company issued 8,462 and 17,900 business consultant common shares in connection with this liability.
[4]	On September 14, 2007, the company moved its executive offices and engineering operations from Pittsford and Webster, New York to a Rochester, New York facility, which includes both manufacturing and executive office space. The Rochester facility is owned by a partnership, in which Asher J. Flaum, a company director is a partner. On April 28, 2008, the company’s board of directors approved the terms of a lease for these premises and such lease was executed on April 29, 2008. (See Note F 2).

NOTE E — Stockholders’ Equity (Capital Deficit)
[1]	Common Stock
On April 27, 2009, the company sold an aggregate 64,103 restricted common shares at $0.78 per share for proceeds of $50,000 to three accredited investors in a private placement.
On June 10 and 16, 2009, the company sold an aggregate 30,000 restricted common shares at $0.667 per share for proceeds of $20,000 to two accredited investors in a private placement.
For the three month period ended June 30, 2009, the company issued 5,000 restricted common shares valued at $4,000 to an accounting firm in partial payment for services rendered.
[2]	Class A Preferred stock:
In January 2002, the company authorized the sale of up to 3,300,000 shares of its Class A Non Voting Cumulative Convertible Preferred Stock (“Class A Preferred”) at $4.00 per share. Each share of Class A Preferred is convertible into one share of voting common stock and entitles the holder to dividends, at $.40 per share per annum. The holder has the right to convert after one year subject to board approval.
The company has sold an aggregate 765,512 Class A Preferred for aggregate proceeds of $3,062,046. The company has issued an aggregate 198,349 common stock warrants in connection with the sale of Class A Preferred to the holders of the Class A Preferred, all exercisable over a 10 year period at $.01 per common share. 182,099 of these warrants have been exercised through June 30, 2009.
The company did not sell any Class A Preferred or issue any warrants during the three and six month periods ended June 30, 2009 and 2008.
From April 19, 2004 through June 30, 2009, eight Class A Preferred holders have converted an aggregate 189,125 Class A Preferred (including 79,464 Class A issued as dividends) into an equal number of common shares. For the three and six month period ended June 30, 2009, 117,215 and 117,215 (including 65,770 issued as dividends) Class A Preferred were converted. For the three and six month period ended June 30, 2008, -0- and 25,000 Class A Preferred were converted.
From September 2004 through June 30, 2009, an aggregate 79,464 Class A Preferred have been issued as dividends.
At June 30, 2009 and 2008, Class A Preferred dividends in arrears amounted to approximately $1,114,000 and $891,000, respectively.

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
During the three and month periods ended June 30, 2009 and 2008, the company did not sell any Class B Preferred. For the three and six month period end June 30, 2009 and since issuance 20,000 Class B Preferred were converted. For the three and six month period ended June 30, 2008, -0- and -0- Class B Preferred were converted.
At June 30, 2009 and 2008, Class B Preferred dividends in arrears amounted to approximately $146,000 and $123,000, respectively.
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

	Six Months Periods Ended June 30,
			2009		2008
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average
		Exercise	Remaining	Intrinsic		Exercise
	Shares	Price	Life in Years	Value	Shares	Price
Outstanding at beginning of period	641,848	$4.70	4.3		1,021,848	$4.77
Granted	—	—	—		—	—
Expired	—	—	—		(380,000)	—

Outstanding at end of period	641,848	4.70	4.3	$—	641,848	4.70

Options exercisable at end of period	641,848	4.70	4.3	$—	641,848	4.70

Options Vested and Expected to Vest	641,848	4.70	4.3	$—	641,848	4.70

By its terms, the company’s Option Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the Option Plan, although outstanding options remain available for exercise in accordance with their terms. No options were exercised for the three and six month periods ended June 30, 2009 and 2008.
As of June 30, 2009, the company did not have any unrecognized stock compensation related to unvested awards 13

[5]	Business Consultants Stock Plan:
For the three month periods ended June 30, 2009 and 2008, the company issued 506,998 and 202,286 and common shares to business consultants under the Business Consultants Stock Plan and charged $401,000 and $509,000 to operations in connection with these share issuances. For the six month periods ended June 30, 2009 and 2008, the company issued 944,392 and 432,975 common shares to business consultants under the Plan and charged operations $770,000 and $1,109,000 in connection with these services including stock issued in connection with commercializing event. Share issuances are valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which are valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which are valued as of the end of each month effective February 17, 2009. As of June 30, 2009, 2,708,886 shares are available for future issuances under the Business Consultants Stock Plan.
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
Due to changes made to the Nonmanagement Directors Plan described below, the company did not issue any warrants under the plan for the three and six month periods ended June 30, 2009 and 2008. No previously issued warrants were exercised during the three and six month periods ended June 30, 2009 and 2008.
On October 10, 2007, the Nonmanagement Directors Plan was modified to increase the fees payable to the company’s nonmanagement directors. As adjusted, each nonmanagment director (a total of 4 persons) would receive $26,460 for board and committee service per annum. The chairman of the audit committee would receive an additional $12,600 per annum and the chairman of the nominating committee would receive an additional $5,355 per annum. These fees are payable with common stock from the Business Consulting Stock Plan, with the valuation date of the common stock at the end of each quarter.
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
For the three month periods ended June 30, 2009 and 2008, the company issued 93,885 and 25,388 common shares under the plan to satisfy the payables for each of such periods in the amount of $62,000 and $62,000 and recorded charges of $62,000 and $62,000 for such periods, respectively. For the six month periods ended June 30, 2009 and 2008, the company issued 165,875 and 44,243 common shares under the plan to satisfy payables in the amount of $124,000 and $121,000 recorded a charge of $124,000 and $121,000 for such periods. On April 28, 2008, the board of directors approved a one-time payment to its chairman of the governance and compensation committee of $46,000 for special services rendered in connection with required compliance under the Sarbanes-Oxley Act. This amount was paid by the issuance of 19,167 common shares valued as of the closing price on April 28, 2008. The company charged $46,000 to operations in connection with such services.
[7]	Business, Financial and Engineering Consultants:
Through June 30, 2009, the company has issued 1,376,583 common stock warrants to various business, financial and engineering consultants, of which 91,583 have been exercised for proceeds of $915 and 445,000 cancelled in exchange for the participation of certain engineers in the company’s 2008 Commercializing Event Plan. (Note E [11]).
On March 28, 2008, the board approved the issuance of an aggregate 195,000 warrants, immediately exercisable at $5.00 per common share until 2016, to two consultants who elected not to participate in the company’s 2008 Commercializing Event Plan as described in Note E (10). The company recorded a charge in the amount of $249,000 to general and administrative expense.
[8]	Warrants:
As of June 30, 2009, outstanding warrants to acquire shares of the company’s common stock are as follows:

				Number of
Exercise				Shares
Price		Expiration		Exercisable
	(a)		(a)	125,000	(a)
$.75		None		500,000	(b)
$.01		None		54,500	(c)
$.01 - 5.00		None		39,000	(d)
$5.00		2015		255,000	(e)
$.01		None		6,000	(f)
$.01		None		16,250	(g)
$1.00		None		20,500	(h)
$3.27		2016		400,000	(i)
$3.75		2016		200,000	(j)
$5.00		2017		50,000	(k)
$5.00		2017		100,000	(l)

(a)	Exercisable only if the company has an IPO and exercisable at the IPO price five years from IPO. Through the quarter June 30, 2009, the company has not conducted an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s automotive technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

(c)	The company has issued an aggregate 123,500 warrants to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note E [6]). An aggregate 69,000 warrants have been exercised for approximately $630 of proceeds, with 6,000 warrants exercised during the second quarter of 2008 for proceeds of $60. No warrants were exercised during the three and six month periods ended June 30, 2009.

(d)	In 2005, the company issued 12,000 warrants to a consultant, immediately exercisable at .01 per common share. During 2005, 3,000 warrants were exercised for proceeds of $30. In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share. None of these warrants were exercised during the three and six month periods ended June 30, 2009 and 2008.

(e)	During 2005, the company issued 210,000 warrants to certain engineering and administrative consultants, exercisable immediately for a ten year term at $5.00 per common share. During 2006, the company issued 295,000 warrants to certain engineering consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if the company sells, licenses or otherwise transfers one or more technologies for value. The engineering consultants holding 445,000 of these warrants agreed to cancel them in the fourth quarter of 2008 in exchange for their participation in the company’s Commercializing Event Plan. On March 28, 2008, the company issued an aggregate 195,000 warrants exercisable until 2016 at $5.00 per common shares to two consultants who elected not to participate in the company’s 2008 Commercializing Event Plan. The company recorded a charge of $249,000 to general and administrative expense.

(f)	During 2005, the company issued 6,000 warrants to a consultant, exercisable immediately for a five year term at .01 per common share. None of these warrants have been exercised through June 30, 2009.

(g)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share. During 2006, the company issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share. At December 31, 2008 an aggregate 182,099 of these warrants have been exercised for proceeds of approximately $1,258. No additional warrants were issued in the three and six month periods ended June 30, 2009.

(h)	During 2006, one investor purchased 20,500 warrants immediately exercisable immediately for a five year term at $1.00 per common share for a purchase price of $2,000. None of these warrants have been exercised through June 30, 2009.

(i)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. None of these warrants have been exercised through June 30, 2009.

(j)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to a former governmental affairs consultant. None of these warrants have been exercised through June 30, 2009.

(k)	During 2007, the company issued 50,000 warrants exercisable for ten years at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company to potentially place its products in various state school bus programs. The company recorded a charge of $249,000 to general and administrative expenses. None of these warrants have been exercised through June 30, 2009.

(l)	During 2007, the company issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with the company’s engagement to furnish constant velocity joints to a military contractor. The company recorded a charge of $401,000 to general and administrative expenses. None of these warrants have been exercised through June 30, 2009.
The following summarizes the activity of the company’s outstanding warrants for the six month periods ended June 30, 2009 and 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Outstanding at January 1, 2009	1,766,250	$4.25	4.13 years	$—
Granted
Exercised
Canceled or expired

Outstanding at June 30, 2009	1,766,250	$4.25	3.63 years	$44,000

Exercisable at June 30, 2009	1,141,250	$5.68	3.63 years	$—

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term
Outstanding at January 1, 2008	2,084,950	$3.14	4.90 years
Granted	195,000	$5.01	8.84 years
Exercised	(2,500)	0.01
Canceled or expired

Outstanding at June 30, 2008	2,277,450	$3.30	4.64 years

Exercisable at June 30, 2008	1,652,450	$3.93	4.42 years

[9]	Shares Issued to Trust for Consulting Services:
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
During the three and six month periods ended June 30, 2009, the company issued 188,500 and 331,055 business consultants shares of common stock valued at $143,700 and $281,150, respectively, to the trust to satisfy the payment of invoices submitted by the consultants for services rendered during such periods.
During the three and six month periods ended June 30, 2008, the company issued 70,000 and 130,000 business consultants shares of common stock valued at $184,300 and $349,300, respectively, to the trust to satisfy the payment of invoices submitted by the consultants for services rendered during such periods.
The company’s payment obligations with respect to the consultant agreements are met once it has issued shares of common stock to the trust in accordance with directives received from the consultants and the consultants, not the company, bear the risk of loss in the event the proceeds of stock sales by the trustee are less than the value of the stock contributed to the trust by the company on the date of contribution.

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
During the three and six month periods ended June 30, 2008, the company issued an aggregate 3,648 common shares under the 2007 Event Plan. For the three and six month periods ended June 30, 2009, the company issued 4,669 and 4,669 common shares under the 2007 Event Plan.
For the three and six month periods ended June 30, 2009, the company charged $14,000 and $14,000 under the Commercializing Event Plan. For the three and six month periods ended June 30, 2008, the company charged $17,000 and $28,000 under the Commercializing Event Plan.

The company accounts for the settlement of its commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of its business consulting shares under FASB ASC 505-50(Prior authoritative literature: FASB Statement 123(R) “Share Based Payment”, provided that there are sufficient shares under the business consultants plan. Under FASB ASC 505-50, the company measures commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, the company will follow the provisions of FASB ASC 815-40(Prior authoritative literature: EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under FASB ASC 815-40, the company will record a liability instrument for the resulting changes in fair value from the date due to the end of each reporting period until such liability is satisfied.
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
June 30, 2008
Black-Scholes Inputs

Term	8.84 years
Expected forfeiture rate	-0-%
Risk-free rate	2.89%
Volatility	0.55
Dividend yield	0.0%
NOTE F — Commitments and Other Matters
[1]	Consulting Agreements:
On February 6, 2009, the company signed a consulting agreement with a strategic planning, government relations, marketing and public relations firm to render consulting services for a one year period. Under the agreement, the company is obligated to pay the consulting firm $20,000 per month, except that, until the consultant has assisted the company secure an agreed-upon level of governmental and /or private funding, the company’s monthly obligation is limited to $4,000. As of June 30, 2009, no funding had been obtained and as a result, the company’s monthly obligation is $4,000.
No additional securities were issued under new and/or existing consulting agreements during the three and six month period ended June 30, 2009 and no outstanding securities issued under these consulting agreements were exercised during the three and six month period ended June 30, 2009.

[2]	Leases:
The company leases a facility, from a Director, located at 1999 Mount Read Blvd., Rochester, New York. The facility consists of approximately 13,650 sq. ft., with executive and engineer offices, conference room, “clean room,” manufacturing and assembly space, automotive bays, dynamometer and lift facilities and approximately thirty acres of land suitable for vehicle testing and demonstration. On April 29, 2008, the company executed a five-year lease for the premises (with a December 1, 2007 lease commencement date) which provides for rent to be paid at a rate of $5,687.00 per month ($68,244.00 per annum) and in addition, for the payment of the company’s proportionate share of yearly real estate taxes and yearly common area operating costs. Under the lease, monthly rental payments commenced June 1, 2008. The lease contains three 5-year renewal options and grants an option to the company to lease up to an additional 7,000 sq. ft. of adjacent manufacturing and assembly space.
Rental payments and certain other payments due to the landlord is to be paid in common shares of the company, based upon the closing price per share on the 15th day of the calendar month immediately prior to the date any installment payment of monthly rent or other payment is due landlord.
Rent expense for the three and six months ended June 30, 2009 and 2008 are $15,000 and $30,000 and $16,000, $49,000, respectively. For the three and six months ended June 30, 2009, the company issued 53,655 and 83,680 business consultant common shares in payment for rent. For the three and six months period ended June 30, 2008, the company issued 14,864 and 36,258 business consultant common shares in payment for rent.

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
No amount was paid to the management firm by the company during the three and six month periods ended June 30, 2009 and 2008.
NOTE H — Litigation
On October 31, 2008, the company commenced an action in New York State Supreme Court, County of New York, Commercial Division against Ice Engineering, seeking the total balance owed by Ice Engineering to the company pursuant to an agreement entered into by the parties, effective June 15, 2007, namely, $2,700,000. Under the agreement, in connection with Torvec’s assignment of the ice technology license, Ice Engineering agreed to reimburse Torvec for approximately $3,500,000 the company previously had expended acquiring and maintaining the license. Ice Engineering has paid approximately $800,000 but is in arrears with respect to installments due in 2008 and thereafter and apparently has repudiated its remaining payment obligations under the agreement. Ice Engineering has counterclaimed for the $800,000 paid under the agreement thus far, alleging that the company failed to deliver certain “business information” to Ice Engineering as called for under the agreement.

On April 14, 2009, the Court denied the company’s motion for summary judgment without prejudice to re-file and ordered the parties to proceed with discovery. The parties have commenced discovery and this process is continuing.
NOTE I — Royalty Agreement
On December 12, 2007, the company granted High Density Poweretrain, Inc. of Waterford, Michigan (“HDP”) an exclusive, worldwide license to incorporate the company’s constant velocity joint technology in HDP’s family of highly-powered, multifueled, fuel efficient, light weight, cost effective internal combustion engines. In consideration for the grant of the license, the company will receive annual royalties equal to 5% of annual gross revenues generated by the sale of HDP’s multifuel engines, including all sublicense of such technology. There are no minimum royalty payments and the grant does not affect the company’s ability to commercialize its constant velocity joint technology in any other field and/or application. At June 30, 2009, the company did not receive any royalties under this agreement.

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
The company’s plan of operation during the year ending December 31, 2009 is as follows:
1) to continue working with the U.S. Air Force to create an Advanced Combat Firefighting Vehicle capable of unprecedented speed, maneuverability with diverse applications for use in the most extreme and rugged terrain. The company delivered an FTV® to the Air Force in December 2008 to maximize the FTVs combat firefighting capabilities, including its robotic and autonomous potential, at Tyndale Air Force Base in Florida. The Air Force has completed its evaluation of the FTV, has recommended that certain design-specific modifications be made to the vehicle and the company is in the process of making these changes prior to returning the vehicle to the Air Force for final approval;
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
The company completed the axle redesign and has forwarded a proposal to the manufacturer for its review and acceptance.
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
(c)	Ice Technology License
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
The company filed a motion for summary judgment with respect to its claims and on April 14, 2009, the Court denied the motion without prejudice which means that the company can re-file the motion after discovery has been completed. The parties have commenced discovery and the process is continuing.
The company has accounted for the receipt of reimbursement proceeds as a recovery of its cost since such amounts represent an initial payment and is subject to additional installments and when payments received exceed the cost accumulated revenue will be recorded under the cost recovery approach to the extent that the proceeds exceed the basis.
(d)	Results of Operations
The net loss for the three month period ended June 30, 2009 was $930,000 as compared to the three month period ended June 30, 2008 of a net income of $702,000. The net loss for the six month period ended June 30, 2009 was $1,629,000 as compared to the six month period ended June 30, 2008 net loss of $482,000. The increase of net loss of $1,632,000 and $1,147,000, respectively, is principally related to the gain on cancellation of debt which provided the company with other income of $1,541,000 during the prior compared periods.
Research and development expenses for the three month period ended June 30, 2009 amounted to $96,000 as compared to $114,000 for the three month period ended June 30, 2008. Research and development expenses for the six month period ended June 30, 2009 amounted to $229,000 as compared to $262,000 for the six month period ended June 30, 2008. The decrease of $18,000 and $33,000 in the three and six month comparative is due to decreased cost associated with commercializing our technologies. Management expects research and development to continue in this trend of decrease expense in comparison to prior periods due to the emphasis on commercialization.
General and administrative expense for the three month period ended June 30, 2009 amounted to $834,000 compared to $734,000 for the three month period ended June 30, 2008. General and administrative expenses for the six month period ended June 30, 2009 amounted to $1,485,000 as compared to $1,781,000 for the six month period ended June 30, 2008. This decrease in the six month period amounted to $296,000 and is due, in large part, to the decrease spending on consulting services. The increase of $100,000 in the three month period is due in part to a increase of professional fees.

(f)	Liquidity and Capital Resources
The company’s business activities during the three and six month periods ended June 30, 2009 were funded principally through the receipt in the fourth quarter of 2008 of approximately $280,000 representing New York State corporation income tax refundable credits allocable to certain research and development expenses incurred in the years 2005-2007 and the receipt of approximately $70,000 from the sale of 94,103 restricted common shares to accredited investors during the second quarter of 2009.
For the six month periods ended June 30, 2009 and 2008, the company issued 944,392 and 432,975 common shares to business consultants under the Business Consultants Stock Plan in exchange for ongoing business advisory services, engineering services, legal fees, including patent services, internal accounting services and other corporate services. As of June 30, 2009, 2,708,886 shares are available for future issuances under the Business Consultants Stock Plan
On March 28, 2008 the board of directors approved the governance and compensation committee’s recommendation that, effective January 1, 2008, each of the Gleasmans be compensated at the rate of $300,000 per year. Such amount is payable in cash. No payment of all or any portion of the Gleasmans’ compensation shall be paid unless and until the company shall have the requisite cash available. The determination of the availability of the requisite amount of cash shall be made by the board of directors in the light of approved-budgets, existing and anticipated capital requirements and existing and estimated cash flows. Unpaid amounts are accumulated and carry over from one year to the next. No amount was paid to either of the Gleasmans under this compensation arrangement during the six month periods ended June 30, 2009 and 2008. The amount of cumulative unpaid compensation accrued as of June 30, 2009 is $942,000, including accrued payroll taxes of $42,000.
At June 30, 2009, the company’s cash position was $124,000 and the company had a working capital deficit of $1,248,000. The company’s cash position at anytime during the three and six month periods ended June 30, 2009 was dependent upon its success in selling its common stock, reimbursement of research credits by New York State and revenues generated by limited sale of its products. Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. The balance of cash and cash equivalents as of June 30, 2009 will not be sufficient to meet our anticipated cash requirements through June 30, 2010, based on our present plan of operation. As a result, we are seeking to raise additional capital. Additional capital may not be available on acceptable terms or at all. Equity financings may be dilutive to existing stockholders. If we are unable to obtain sufficient capital as and when needed, we may be forced to delay, scale back or eliminate some or all of our operations including our research and development programs and commercialization plans, and/or license to third parties certain products or technologies that we would otherwise seek to commercialize independently. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. Please see Note A of our condensed consolidated financial statements for the three and six month periods ended June 30, 2009. Unless we are able to obtain financing and ultimately achieve profitability we will not be able to continue as a going concern. These factors raise substantiated doubt about the Company’s ability to continue as a going concern. The report of our Independent Registered Public Accounting Firm contained in our fiscal 2008 Annual report, on Form 10K, also contains an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern.
At June 30, 2009, the company had accounts payable, accrued expenses, and deferred compensation and other expenses totaling $1,440,000 (of which $942,000 is attributed to the Gleasmans’ unpaid but accrued compensation and accrued payroll taxes).

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
Recent Accounting Pronouncements:
In December 2008, the FASB issued FASB ASC 810-10-65(Prior authoritative literature: FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, FASB ASC 810-10-65 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The company has adopted the standard as of January 1, 2009. The adoption of FASB ASC 810-10-65 did not have a material impact on the company’s financial position except for the presentation of the statements of operation.
In March 2008, the FASB issued FASB ASC 810-10-65(Prior authoritative literature: FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133)”. FASB ASC 810-10-65 161 requires enhanced disclosures about an entity’s derivative and hedging activities. FASB ASC 810-10-65 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. In review of FASB ASC 810-10-65, the Company has determined that it is not applicable and will have no effect to its consolidated financial statements.
In June 2008, the FASB Task Force reached a consensus-for-exposure that an entity should determine whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and then by evaluating the instrument’s settlement provisions. FASB ASC 815-40(Prior authoritative literature: EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”). FASB ASC 810-10 (Prior authoritative literature: Paragraph 11(a) of FAS 133) specifies that a contract issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position shall not be considered a derivative financial instrument for purposes of applying that Statement. If a freestanding financial instrument (for example, a stock purchase warrant) meets the scope exception in paragraph 11(a) of FAS 133, it is classified as an equity instrument and is not accounted for as a derivative instrument. The adoption of FASB ASC 815-40(Prior authoritative literature:EITF 07-5) did not have a significant impact on the company’s financial position.
In April 2009, the FASB issued FASB ASC 825-10-65(Prior authoritative literature: FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,”) which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of this accounting pronouncement to have a material impact on the financial statements.
In May 2009, the FASB issued SFAS No. 165, “ Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009. The company has performed an evaluation of subsequent events through August 14, 2009, which is the date the financial statements are filed.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on the financial statements.
(h)	Impact of Inflation
The extent inflation may impact the company’s operations during the three and six month periods ended June 30, 2009, has been determined by management not to have a significant impact on the company’s operations to date.

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
The company’s management, including the chief executive officer and interim chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2009 pursuant to Rule 13a-15(b) under the Exchange Act and has concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control Over Financial Reporting
The company’s management, with the participation of the company’s chief executive officer and interim chief financial officer, has concluded that there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

The company filed a motion for summary judgment with respect to its claims and on April 14, 2009, the Court denied the motion without prejudice which means that the company can re-file the motion after discovery has been completed. The parties have commenced discovery and that process is continuing.

Item 1A.	Risk Factors
There have been no significant changes to the risk factors facing the company as disclosed in the company’s Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On April 27, 2009, the company sold an aggregate 64,103 restricted common shares at $0.78 per share for proceeds of $50,000 to three accredited investors in a private placement.
On June 10 and 16, 2009, the company sold an aggregate 30,000 restricted common shares at $0.667 per share for proceeds of $20,000 to two accredited investors in a private placement.
The investors are qualified accredited investors within the meaning of regulation D promulgated under the Securities Act of 1933 and the company is therefore relying on section 4(2) of said Act as a transaction by an issuer not involving a public offering.

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
Date: August 14, 2009

	By:	/s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2009	By:	/s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer and
Interim Chief Financial Officer

EXHIBIT INDEX
(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications

(32)	Section 1350 Certifications