Form 10-Q
period 2009-09-30
TORVEC INC
filed 2009-11-16
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	November 16, 2009

Common Stock, $.01 par value	35,188,485

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets — September 30, 2009 (Unaudited) and December 31, 2008	3

Condensed Consolidated Statements of Operations—Three and Nine months Ended September 30, 2009 and 2008 and September 25, 1996 (Inception) through September 30, 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows — Nine months Ended September 30, 2009 and 2008 and September 25, 1996 (Inception) through September 30, 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements(Unaudited)	6-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	30-35

SIGNATURE PAGE	36

EXHIBIT INDEX	37

Exhibit 31.1
Exhibit 32

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)

ASSETS
Current assets:
Cash	$82,000	$304,000
Prepaid expenses and other receivables	224,000	102,000

Total current assets	306,000	406,000

Property and Equipment:
Office equipment	68,000	68,000
Shop equipment	139,000	139,000
Leasehold improvements	213,000	213,000
Transportation equipment	106,000	106,000

	526,000	526,000
Less accumulated depreciation and amortization	(285,000)	(237,000)

Net property and equipment	241,000	289,000

Total Assets	$547,000	$695,000

LIABILITIES
Current liabilities:
Notes payable, current portion	$15,000	$15,000
Accounts Payable and Accrued Liabilities	210,000	177,000
Deferred Compensation and Other	361,000	755,000

Total current liabilities	586,000	947,000

Deferred revenue	800,000	800,000
Deferred rent expense	32,000	39,000
Notes payable, net of current portion	17,000	29,000

Total liabilities	$1,435,000	$1,815,000

Commitments and contingencies

STOCKHOLDERS’ CAPITAL DEFICIT
Preferred stock, $.01 par value, 100,000,000 shares authorized 3,300,000 designated as Class A, convertible Non-voting, cumulative dividend $.40 per share, per annum, September 30, 2009 and December 31, 2008: 649,601 and 707,101 shares issued and outstanding, respectively (liquidation preference $3,804,650 and $3,858,015, respectively)

300,000 designated as Class B, convertible Non-voting, cumulative dividend $.50 per share, per annum, September 30, 2009 and December 31, 2008: 77,500 and 97,500 shares issued and outstanding, respectively (liquidation preference $369,246 and $360,339, respectively)	7,000	8,000
Common stock, $.01 par value, 400,000,000 shares authorized, 34,884,150 and 32,811,422 issued and outstanding, at September 30, 2009 and December 31, 2008, respectively	349,000	328,000
Additional paid-in capital	50,982,000	48,485,000
Deficit accumulated during the development stage	(52,226,000)	(49,941,000)

Total Torvec, Inc. Stockholders’ Capital Deficit	(888,000)	(1,120,000)
Noncontrolling Interest of Subsidiary	—	—

Total Stockholders’ Capital Deficit	(888,000)	(1,120,000)

Total Liabilities and Stockholders’ Capital Deficit	$547,000	$695,000

See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Operations

					September
	Three	Three	Nine	Nine	25, 1996
	Months	Months	Months	Months	(Inception)
	ended	ended	ended	ended	through
	September	September	September	September	September
	30, 2009	30, 2008	30, 2009	30, 2008	30, 2009

Revenue	$—	$—	$175,000	$30,000	$422,000
Cost of Goods Sold	—	—	90,000	11,000	315,000

Gross Profit	—	—	85,000	19,000	107,000

Costs and expenses
Research and development	189,000	143,000	418,000	405,000	15,753,000
General and administrative	619,000	694,000	2,103,000	2,475,000	39,079,000
Asset Impairments	—	—	—	—	1,071,000

Loss for operations	$(808,000)	$(837,000)	$(2,436,000)	$(2,861,000)	$(55,796,000)
Other Income	—	—	—	1,000	260,000

Loss before gain on cancellation of debt, and tax benefit	$(808,000)	$(837,000)	$(2,436,000)	$(2,860,000)	$(55,536,000)
Gain on Cancellation of debt	—	—	—	1,541,000	1,541,000

Net Loss Before Income Tax Provision	$(808,000)	$(837,000)	$(2,436,000)	$(1,319,000)	$(53,995,000)
Income Tax Benefits	151,000	380,000	151,000	380,000	497,000

Net Loss	$(657,000)	$(457,000)	$(2,285,000)	$(939,000)	$(53,498,000)

Net Loss attributable to non-controlling interest in consolidating subsidiary	—	—	—	—	1,272,000

Net Loss attributable to Torvec, Inc	$(657,000)	$(457,000)	$(2,285,000)	$(939,000)	$(52,226,000)

Preferred stock beneficial conversion feature	—	—	—	—	763,000
Preferred stock dividends	73,000	79,000	234,000	246,000	1,434,000

Net Loss attributable to common stockholder	$(730,000)	$(536,000)	$(2,519,000)	$(1,185,000)	$(54,423,000)

Basic and Diluted net loss attributable to common stock per share	(0.02)	(0.02)	(0.07)	(0.04)

Weighted average number of shares of
Common stock, Basic And Diluted	34,524,000	32,266,000	33,719,000	32,021,000

See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Cash Flows

			September 25,
			1996
			(Inception)
	Nine months Ended		Through
	September 30,		September 30,
	2009	2008	2009
Cash flows from operating activities:

Net loss	$(2,285,000)	$(939,000)	$(52,226,000)
Adjustments to reconcile net loss to net cash used in operating activities:

Loss attributable to noncontrolling interest in consolidated subsidiary	—	—	(1,272,000)
Depreciation and amortization	48,000	52,000	2,498,000
Loss on impairment of license	—	—	1,071,000
Impairment of goodwill	—	—	19,000
Gain on sale of fixed assets	—	—	(10,000)
Compensation expense attributable to common stock in Subsidiary	—	—	619,000
Common stock issued for services	1,114,000	1,511,000	14,308,000
Shares issued for future consulting services	—	—	103,000
Stockholder contribution of services	1,050,000	249,000	3,459,000
Gain on cancellation of debt	—	(1,541,000)	(1,541,000)
Contribution to Capital, Ford Truck	—	—	16,000
Common Stock Issued in connection with Commercializing Event	14,000	17,000	50,000
Compensatory common stock, options and warrants	—	—	17,835,000
Changes in:

Inventory	—	(140,000)	—
Prepaid expenses and other receivables	(122,000)	(374,000)	(63,000)
Deferred Revenue	—	398,000	709,000
Deferred rent	(7,000)	46,000	34,000
Accounts payable and accrued expenses	298,000	(118,000)	4,234,000
Deferred Compensation and Other	(535,000)	581,000	174,000

Net cash used in operating activities	(425,000)	(258,000)	(9,983,000)

Cash flows from investing activities:

Purchase of property and equipment	—	(11,000)	(360,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of fixed asset	—	—	10,000

Net cash used in investing activities	—	(11,000)	(366,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	215,000	130,000	6,914,000
Net proceeds from sales of preferred stock	—	—	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Proceeds from long — term borrowings	—	—	85,000
Repayments of long — term debt	(12,000)	(10,000)	(77,000)
Proceeds from stockholders’ loan and advances	—	—	250,000
Repayment of stockholders’ loan and advances	—	—	(147,000)
Distributions	—	—	(365,000)

Net cash provided by financing activities	203,000	120,000	10,431,000

Net decrease in cash	(222,000)	(149,000)	82,000
Cash at beginning of period	304,000	192,000	—

Cash at end of period	$82,000	$43,000	$82,000

Supplemental Disclosures:
Interest paid	$3,000	$4,000	$27,000
Income Tax Paid	—	—	1,000
Non cash investing and financing activities:
Shares issued for acquisition leasehold improvements	—	64,000	166,000
Issuance of common stock in settlement of payables	124,000	—	210,000
Preferred stock issued in payment of dividend	—	7,000	39,000
Shares issued for acquisition of Variable Gear	—	—	19,000
Issuance of common stock for license	—	—	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	—	—	2,907,000
Notes Payable exchanged for common stock	—	—	50,000
Advance settled with common stock	—	—	25,000
Loss on exchange of minority interest	—	—	232,000
Shares issued for future consulting services	—	—	103,000
Issuance of common stock for a finder fee	—	—	225,000
Advance from stockholder	—	—	250,000
Contribution of FTV Ford Truck	—	—	16,000
ICE payable netted against receivable	—	—	91,000
Common stock issued in settlement of Patent expense	—	—	117,000
See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
NOTE A — The Company and Basis of Presentation
The interim information contained herein with respect to the three and nine month periods ended September 30, 2009 and 2008 and the period from September 25, 1996 (inception) through September 30, 2009 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three and nine month periods ended September 30, 2009 and 2008 and since inception. The results are not necessarily indicative of results to be expected for the entire year.
Torvec, Inc. (the “company”) was incorporated as a New York State business corporation in September 1996. The company, which is in the development stage, has developed technology for use in automotive applications. In September, 1996, the company acquired numerous patents, inventions and know-how contributed by Vernon E. Gleasman, James Y. Gleasman and Keith E. Gleasman (the “Gleasmans”). The company has developed, is refining and intends to commercialize its infinitely variable transmissions, its pumps/motors, its IsoTorque differential, its constant velocity joint and the substructure and components of its full terrain vehicle.
The company’s financial statements have been prepared assuming that it will continue as a going concern. For the period from September 1996 (inception) through September 30, 2009, the company has accumulated a deficit of $52,226,000, and at September 30, 2009 has a working capital deficiency of $280,000 and a stockholders’ deficit of $888,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts are principally devoted to the ongoing refining of its technologies and commercializing its products. Management believes that based upon its current cash position and its budget for its business operations through September 30, 2010, the company will not be able to meet its anticipated cash requirements through September 30, 2010. The company is actively seeking additional sources of capital. There can be no assurance that the company will be able to raise sufficient capital on acceptable terms. Without sufficient additional capital or long term debt and ultimately profitable operating results, the company will not be able to continue as a going concern. These factors raise substantial doubt about the company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE B — Summary of Significant Accounting Policies

[1]	Consolidation:

The financial statements include the accounts of the company, its majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at September 30, 2009 and 2008), and its wholly-owned subsidiaries Iso-Torque Corporation, IVT Diesel Corp. and Variable Gear LLC. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10 (Previously known as: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. For the three and nine month periods ended September 30, 2009 and 2008 the company excluded 2,497,699 and 3,098,899 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive.

[5]	Income Taxes:

The company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 (Previously known as: FASB Statement 109, “Accounting for Income Taxes,”) the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adopted FASB ASC 740-10 (Previously known as: FASB interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109) on January 1, 2008. As a result of the implementation of FASB ASC 740-10, we recognized no adjustment for uncertain tax provisions. At the adoption date of January 1, 2008, we had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that more likely than not to be realized. As of September 30, 2009, we have not recognized an increase or decrease to reserves for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions. The tax years 2006 through 2008 remain open to examination by the major tax jurisdictions to which we are subject.

As of September 30, 2009, the company filed a New York State corporate tax return which claims $216,000 of refundable credits allocable to certain research and development expenses incurred in the year 2008. As of December 31, 2008, the company estimated a $65,000 receivable for this credit. For the three and nine month periods ending September 30, 2009, the company has recorded an increase of $151,000 income tax benefit of the refundable credit.

[6]	Fair Value of Financial Instruments:

The carrying amount of cash, prepaid expenses, accounts payable and accrued expenses approximates their fair value due to the short maturity of those instruments.

[7]	Stock-Based Compensation:

Effective January 1, 2006, we adopted FASB ASC 718-10 and FASB ASC 505-50 (Previously known as: FASB Statement 123(R), “Share Based Payment.”) We elected to use the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

FASB ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with FASB ASC 718-10.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB ASC 718-10-65 (Previously known as: FASB Staff Position (FSP) No. SFAS 123(R)-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”) This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of FASB ASC 718-10.

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

[9]	Recently Adopted Accounting Pronouncements:

In June 2009, the FASB issued under ASC Topic 105-10 which establishes as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC Topic 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC Topic 105-10 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC Registrants. Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then- existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In April 2009, the FASB issued FASB ASC 805-10 (Previously known as: FSP 141(R) “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contigencies” ). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. FASB ASC 805-10 is effective for business combinations during the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The company adopted these provisions at the beginning of the fiscal year January 1, 2009. FASB ASC 805-10 will be applied prospectively for acquisitions in 2009 or thereafter.

In December 2007, the FASB issued FASB ASC 810-10-65 (Previously known as: FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and replace references “minority interest” with noncontrolling interests. Additionally, FASB ASC 810-10-65 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The company adopted the standard as of January 1, 2009. The adoption of FASB ASC 810-10-65 did not have a significant impact on the company’s financial position.

In June 2008, the FASB Task Force reached a consensus-for-exposure that an entity should determine whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and then by evaluating the instrument’s settlement provisions. FASB ASC 815-40 (Previously known as: EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”). FASB ASC 810-10-15 (Previously known as: Paragraph 11(a) of FAS 133) specifies that a contract issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position shall not be considered a derivative financial instrument for purposes of applying that Statement. If a freestanding financial instrument (for example, a stock purchase warrant) meets the scope exception in FASB ASC 810-10-15, it is classified as an equity instrument and is not accounted for as a derivative instrument. The adoption of FASB ASC 815-40 did not have a material impact on the company’s financial position.

In April 2009, the FASB issued FASB ASC 825-10-50 (Previously known as: FASB Staff Position No. FAS 107-1, “Disclosures about Fair Value of Financial Instruments”) and FASB ASC 270-10-05 (Previously known as: APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This ASC 825-10-50 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this accounting pronouncement did not have a material impact on the financial statements.

In May 2009, the FASB issued ASC Topic 855 (SFAS No. 165), “ Subsequent Events” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. ASC Topic 855 provides largely the same guidance on subsequent events which previously existed in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009.

[10]	Recent Accounting Pronouncements:

In June 2009, the FASB issued ASC Topic 860 ( SFAS No. 166) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC Topic 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The company is evaluating the impact the adoption of ASC Topic 860 will have on its financial statements.

In June 2009, the FASB amended accounting guidance related to the consolidation of variable interest entities. The amended guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The company doses not expect adoption to have a material impact on the company’s consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its financial position and results of operations.

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
NOTE D — Related Party Transactions

[1]	Effective January 1, 2008, the board of directors instituted a compensation plan for James and Keith Gleasman by which the company would compensate each of them for services performed and inventions and know-how transferred at the rate of $300,000 per year. Actual payment under the plan was conditioned upon a board determination that the company had the requisite cash, after the complete funding of all ongoing projects, to make payment.

Since the company did not have the requisite cash available to pay the Gleasmans’ compensation under this arrangement from January 1, 2008 through June 30, 2009, the company accrued, for each quarterly period from January 1, 2008 through June 30, 2009, an aggregate $942,000 of compensation expense, including $42,000 of payroll taxes, and recorded the compensation expense of $300,000 to research and development and $600,000 to general and administrative expense based upon management’s estimate.

On August 17, 2009, each of the Gleasmans’ waived all of his rights and interest in and to the board-created compensation plan, including all of his rights and interest in and to the amount(s) accrued to such date. As the result of such waiver, the aggregate amount accrued under the plan to June 30, 2009, namely $942,000, has been reclassified to equity as a contribution of services and the $42,000 accrued for payroll taxes have been recorded as a reduction to general and administrative expense.

During the three months ended September 30, 2009 and 2008, the company recorded contributions of services of $50,000 and $ -0- to research and development and $100,000 and $-0- to general & administrative, respectively, based upon management’s estimate.

[2]	During the three and nine month periods ended September 30, 2009 and 2008, the company recorded an expense of $25,350 and $76,050 and $23,400 and $74,100, respectively to a member of the Gleasman family for administrative, technological and engineering consulting services. Management believes this compensation is reasonable.

For the three and nine months ended September 30, 2009, the company issued 27,500 and 94,211 business consultant common shares in payment of this expense. For the three and nine months period ended September 30, 2008, the company issued 11,878 and 34,148 business consultant common shares in payment for this consulting services.

[3]	During the three and nine month periods ended September 30, 2009 and 2008, the company recorded an expense of $23,270 and $69,810 and $21,480 and $68,080, respectively, to a family member of its general counsel for engineering services rendered to the company. Management believes this compensation is reasonable.

For the three and nine months ended September 30, 2009, the company issued 27,637 and 88,774 business consultant common shares in payment of this expense. For the three and nine months period ended September 30, 2008, the company issued 10,904 and 31,373 business consultant common shares in payment for this consulting services.

[4]	On September 14, 2007, the company moved its executive offices and engineering operations from Pittsford and Webster, New York to a Rochester, New York facility, which includes both manufacturing and executive office space. The Rochester facility is owned by a partnership, in which Asher J. Flaum, a company director is a partner. On April 28, 2008, the company’s board of directors approved the terms of a lease for these premises and such lease was executed on April 29, 2008. (See Note F 2).

NOTE E — Stockholders’ Equity (Capital Deficit)

[1]	Common Stock:

During the three and nine month periods ended September 30, 2009, the company sold 228,128 and 322,231 restricted common shares for proceeds of $145,000 and $215,000, respectively, in a number private placements.

The investors are qualified accredited investors within the meaning of regulation D promulgated under the Securities Act of 1933 and the company is therefore relying on section 4(2) of said Act as a transaction by an issuer not involving a public offering.

For the three and nine month periods ended September 30, 2009, the company issued 16,173 and 21,173 restricted common shares to an accounting firm in partial payment for services rendered in the amount of $13,100 and $17,100, respectively.

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

The company has sold an aggregate 780,456 Class A Preferred for aggregate proceeds of $3,062,046. The company has issued an aggregate 198,349 common stock warrants in connection with the sale of Class A Preferred to the holders of the Class A Preferred, all exercisable over a 10 year period at $.01 per common share. 182,099 of these warrants have been exercised through September 30, 2009.

The company did not sell any Class A Preferred or issue any warrants during the three and nine month periods ended September 30, 2009 and 2008.

From April 19, 2004 through September 30, 2009, eight Class A Preferred holders have converted an aggregate 189,125 Class A Preferred (including 79,464 Class A issued as dividends) into an equal number of common shares. For the three and nine month period ended September 30, 2009, 6,250 and 123,465 (including 65,965 issued as dividends) Class A Preferred were converted. For the three and nine month period ended September 30, 2008, 7,305 and 32,305 (including 1,055 issued as dividends) Class A Preferred were converted.

From September 2004 through September 30, 2009, an aggregate 79,464 Class A Preferred have been issued as dividends.

At September 30, 2009 and 2008, Class A Preferred dividends in arrears amounted to approximately $1,176,000 and $958,000, respectively.

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

During the three and nine month periods ended September 30, 2009 and 2008, the company did not sell any Class B Preferred. For the three and nine month periods ended September 30, 2009 -0- and 20,000 Class B Preferred were converted. For the three and nine month period ended September 30, 2008, -0- and -0- Class B Preferred were converted.

At September 30, 2009 and 2008, Class B Preferred dividends in arrears amounted to approximately $156,000 and $135,000, respectively.

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

		Nine Months Periods Ended September 30,
		2009			2008
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average
		Exercise	Remaining	Intrinsic		Exercise
	Shares	Price	Life in Years	Value	Shares	Price
Outstanding at beginning of period	641,848	$4.70	4.81		1,021,848	$4.77
Granted	—	—	—		—	—
Expired	—	—	—		(380,000)	—

Outstanding at end of period	641,848	4.70	4.03	$—	641,848	4.70

Options exercisable at end of period	641,848	4.70	4.03	$—	641,848	4.70

Options Vested and Expected to Vest	641,848	4.70	4.03	$—	641,848	4.70

By its terms, the company’s Option Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the Option Plan, although outstanding options remain available for exercise in accordance with their terms. No options were exercised for the three and nine month periods ended September 30, 2009 and 2008.

As of September 30, 2009, the company did not have any unrecognized stock compensation related to unvested awards.

[5]	Business Consultants Stock Plan:

For the three month periods ended September 30, 2009 and 2008, the company issued 598,864 and 231,046 common shares to business consultants under the Business Consultants Stock Plan and charged $406,000 and $446,000 to operations in connection with these share issuances. For the nine month periods ended September 30, 2009 and 2008, the company issued 1,543,256 and 664,021 common shares to business consultants under the Plan and charged operations $1,234,000 and $1,575,000 in connection with these services. Share issuances are valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which are valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which are valued as of the end of each month effective February 17, 2009. As of September 30, 2009, 2,110,022 shares are available for future issuances under the Business Consultants Stock Plan.

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

Due to changes made to the Nonmanagement Directors Plan described below, the company did not issue any warrants under the plan for the three and nine month periods ended September 30, 2009 and 2008. No previously issued warrants were exercised during the three and nine month periods ended September 30, 2009 and 2008.

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

For the three month periods ended September 30, 2009 and 2008, the company issued 93,115 and 29,903 common shares under the plan to satisfy the payables for each of such periods in the amount of $62,000 and $62,000 and recorded charges of $62,000 and $62,000 for such periods, respectively.

For the nine month periods ended September 30, 2009 and 2008, the company issued 262,015 and 74,146 common shares under the plan to satisfy payables in the amount of $186,000 and $183,000 recorded a charge of $186,000 and $183,000 for such periods.

[7]	Business, Financial and Engineering Consultants:

Through September 30, 2009, the company has issued 1,376,583 common stock warrants to various business, financial and engineering consultants, of which 91,583 have been exercised for proceeds of $915 and 445,000 cancelled in exchange for the participation of certain engineers in the company’s 2008 Commercializing Event Plan. (Note E [10]).

On March 28, 2008, the board approved the issuance of an aggregate 195,000 warrants, immediately exercisable at $5.00 per common share until 2016, to two consultants who elected not to participate in the company’s 2008 Commercializing Event Plan. The company recorded a charge in the amount of $249,000 to general and administrative expense.

[8]	Warrants:

As of September 30, 2009, outstanding warrants to acquire shares of the company’s common stock are as follows:

				Number of		Number of
Exercise				Shares		Shares
Price		Expiration		Outstanding		Exercisable
(a	)	(a	)	125,000	(a)	—
$.75		None		500,000	(b)	—
$.01		None		54,500	(c)	54,500
$.01-5.00		None		39,000	(d)	39,000
$5.00		2015		255,000	(e)	255,000
$.01		None		6,000	(f)	6,000
$.01		None		3,750	(g)	3,750
$1.00		None		20,500	(h)	20,500
$3.27		2016		400,000	(i)	400,000
$3.75		2016		200,000	(j)	200,000
$5.00		2017		50,000	(k)	50,000
$5.00		2017		100,000	(l)	100,000

(a)	Exercisable only if the company has an IPO and exercisable at the IPO price five years from IPO. Through the quarter ended September 30, 2009, the company has not conducted an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s automotive technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

(c)	The company has issued an aggregate 123,500 warrants at an exercise price of $0.01 to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note E [6]). An aggregate 69,000 warrants have been exercised for approximately $630 of proceeds, with 6,000 warrants exercised during the second quarter of 2008 for proceeds of $60. No warrants were exercised during the three and nine month periods ended September 30, 2009.

(d)	In 2005, the company issued 12,000 warrants to a consultant, immediately exercisable at $0.01 per common share. During 2005, 3,000 warrants were exercised for proceeds of $30. In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share. None of these warrants were exercised during the three and nine month periods ended September 30, 2009 and 2008.

(e)	During 2005, the company issued 210,000 warrants to certain engineering and administrative consultants, exercisable immediately for a ten year term at $5.00 per common share. During 2006, the company issued 295,000 warrants to certain engineering consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if the company sells, licenses or otherwise transfers one or more technologies for value. The engineering consultants holding 445,000 of these warrants agreed to cancel them in the fourth quarter of 2008 in exchange for their participation in the company’s Commercializing Event Plan. On March 28, 2008, the company issued an aggregate 195,000 warrants exercisable until 2016 at $5.00 per common shares to two consultants who elected not to participate in the company’s 2007 Commercializing Event Plan. The company recorded a charge of $249,000 to general and administrative expense. Non of these warrants were exercised during the nine months periods ended September 30, 2009 and 2008.

(f)	During 2005, the company issued 6,000 warrants to a consultant, exercisable immediately for a five year term at $0.01 per common share. None of these warrants have been exercised through September 30, 2009.

(g)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share. During 2006, the company issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share. At December 31, 2008 an aggregate 182,099 of these warrants have been exercised for proceeds of approximately $1,258. On July 31, 2009, an additional 12,500 warrants were exercised for 12,500 common shares. No additional warrants were issued in the three and nine month periods ended September 30, 2009.

(h)	During 2006, one investor purchased 20,500 warrants immediately exercisable immediately for a five year term at $1.00 per common share for a purchase price of $2,000. None of these warrants have been exercised through September 30, 2009.

(i)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. None of these warrants have been exercised through September 30, 2009.

(j)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to a former governmental affairs consultant. None of these warrants have been exercised through September 30, 2009.

(k)	During 2007, the company issued 50,000 warrants exercisable for ten years at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company to potentially place its products in various state school bus programs. The company recorded a charge of $249,000 to general and administrative expenses. None of these warrants have been exercised through September 30, 2009.

(l)	During 2007, the company issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with the company’s engagement to furnish constant velocity joints to a military contractor. The company recorded a charge of $401,000 to general and administrative expenses. None of these warrants have been exercised through September 30, 2009.
The following summarizes the activity of the company’s outstanding warrants for the nine month periods ended September 30, 2009 and 2008.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Outstanding at January 1, 2009	1,766,250	$3.30	4.13 years	$—
Granted	—	—	—	—
Exercised	(12,500)	$.01	—	—
Canceled or expired

Outstanding at September 30, 2009	1,753,750	$3.32	3.59 years	$48,473

Exercisable at September 30, 2009	1,128,750	$4.58	3.08 years	$48,473

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Outstanding at January 1, 2008	2,084,950	$3.14	4.90 years	$—
Granted	195,000	$5.01	8.33 years
Exercised	(2,500)	$.01
Canceled or expired

Outstanding at September 30, 2008	2,277,450	$3.30	4.38 years	$1,404,106

Exercisable at September 30, 2008	1,652,450	$3.93	4.17 years	$739,106

[9]	Shares Issued for Consulting Services:

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

During the three and nine month periods ended September 30, 2009, the company issued 264,321 and 595,376 business consultants shares valued at $179,000 and $460,150, respectively, to the trust to satisfy the payment of invoices submitted by the consultants for services rendered during such periods. For the three and nine month periods ended September 30, 2009, the trustee sold 184,676 and 362,251 business consultant shares and distributed $132,942 and $557,942, respectively, in proceeds to the consultants in accordance with the trust’s terms.

During the three and nine month periods ended September 30, 2008, the company issued 115,622 and 245,622 business consultants shares valued at $227,000 and $577,000, respectively, to the trust to satisfy the payment of invoices submitted by the consultants for services rendered during such periods. For the three and nine month periods ended September 30, 2008, the trustee sold 66,016 and 177,575 business consultant shares and distributed $147,000 and $425,000, respectively, in proceeds to the consultants in accordance with the trust’s terms.

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

On October 31, 2007, the board of directors adopted a new 2007 Commercializing Event Plan (the “2007 Event Plan”). The 2007 Event Plan provides that upon the happening of any commercializing event, each of the directors and executive officers of the company as well as certain management personnel shall be entitled to share equally in 6% of the gross amount derived or to be derived from the commercializing event transaction(s). Similarly, certain of the company’s engineers are entitled to share equally in 2% of such gross amount.

In order to actually receive payment under the 2007 Event Plan, each participant must be both a) employed by, a consultant to or associated with the company and b) judged to be “in good standing” with the company at the time payment is made, all as determined by the board as of the date of the board’s authorization of payments to be made.

For the three and nine month periods ended September 30, 2009, the company issued -0- and 4,669 common shares under the 2007 Event Plan. During the three and nine month periods ended September 30, 2008, the company issued an aggregate -0- and 9,229 common shares under the 2007 Event Plan.

For the three and nine month periods ended September 30, 2009, the company charged $-0- and $14,000 under the Commercializing Event Plan.

For the three and nine month periods ended September 30, 2008, the company charged $-0- and $17,000 under the Commercializing Event Plan.

The company accounts for the settlement of its commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of its business consulting shares under FASB ASC 505-50(Previously known as: FASB Statement 123(R) “Share Based Payment”, provided that there are sufficient shares under the business consultants plan. Under FASB ASC 505-50, the company measures commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, the company will follow the provisions of FASB ASC 815-40(Previously known as: EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under FASB ASC 815-40, the company will record a liability instrument for the resulting changes in fair value from the date due to the end of each reporting period until such liability is satisfied.

In the fourth quarter of 2007, certain engineering consultants agreed to cancel 445,000 warrants issued in 2005 and 2006 in exchange for their participation in the 2007 Event Plan. The exchange of the warrants for the participation rights in a commercialization event did not result in an accounting charge. The warrants at the date of the exchange were considered to have no value because the underlying condition for vesting the warrants was not satisfied. The company determined that the fair value of the rights to be de minimis at the date of the exchange based on management’s estimate. [Note E(8)(e)]

On March 28, 2008, the board of directors approved the grant of an aggregate 195,000 common stock warrants exercisable until December 1, 2016 at $5.00 per share to two engineering consultants in lieu of their participation in the 2007 Event Plan. The company valued the warrants at $249,000 using the Black-Scholes option/pricing model and charged operations.
September 30, 2008
Black-Scholes Inputs

Term	8.84 years
Expected forfeiture rate	-0-%
Risk-free rate	2.89%
Volatility	0.55
Dividend yield	0.0%
NOTE F — Commitments and Other Matters

[1]	Consulting Agreements:

On February 6, 2009, the company signed a consulting agreement with a strategic planning, government relations, marketing and public relations firm to render consulting services for a one year period. Under the agreement, the company is obligated to pay the consulting firm $20,000 per month, except that, until the consultant has assisted the company secure an agreed-upon level of governmental and /or private funding, the company’s monthly obligation is limited to $4,000. As of September 30, 2009, no funding had been obtained and as a result, the company’s monthly obligation is $4,000.

No additional securities were issued under new and/or existing consulting agreements during the three and nine month period ended September 30, 2009 and no outstanding securities issued under these consulting agreements were exercised during the three and nine month period ended September 30, 2009.

[2]	Leases:

The company leases a facility located at 1999 Mount Read Blvd., Rochester, New York. The facility consists of approximately 13,650 sq. ft., with executive and engineer offices, conference room, “clean room,” manufacturing and assembly space, automotive bays, dynamometer and lift facilities and approximately thirty acres of land suitable for vehicle testing and demonstration. On April 29, 2008, the company executed a five-year lease for the premises (with a December 1, 2007 lease commencement date) which provides for rent to be paid at a rate of $5,687 per month ($68,244 per annum) and in addition, for the payment of the company’s proportionate share of yearly real estate taxes and yearly common area operating costs. Under the lease, monthly rental payments commenced June 1, 2008. The lease contains three 5-year renewal options and grants an option to the company to lease up to an additional 7,000 sq. ft. of adjacent manufacturing and assembly space.

Rental payments and certain other payments due to the landlord is to be paid in common shares of the company, based upon the closing price per share on the 15th day of the calendar month immediately prior to the date any installment payment of monthly rent or other payment is due landlord.

Rent expense for the three and nine months ended September 30, 2009 and 2008 are $15,000 and $45,000 and $15,000 and $64,000, respectively. For the three and nine months ended September 30, 2009, the company issued 16,974 and 100,654 business consultant common shares in payment for rent. For the three and nine months period ended September 30, 2008, the company issued 11,890 and 48,148 business consultant common shares in payment for rent.

NOTE G — Management Agreement
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
No amount was paid to the management firm by the company during the three and nine month periods ended September 30, 2009 and 2008.
NOTE H — Litigation
On October 31, 2008, the company commenced an action in New York State Supreme Court, County of New York, Commercial Division against Ice Engineering, seeking the total balance owed by Ice Engineering to the company pursuant to an agreement entered into by the parties, effective June 15, 2007, namely, $2,700,000. Under the agreement, in connection with Torvec’s assignment of the ice technology license, Ice Engineering agreed to reimburse Torvec for approximately $3,500,000 the company previously had expended acquiring and maintaining the license. Ice Engineering has paid approximately $800,000 but is in arrears with respect to quarterly installments due June 1, 2008 through and including September 1, 2009 and apparently has repudiated its remaining payment obligations under the agreement. Ice Engineering has counterclaimed for the $800,000 paid under the agreement thus far, alleging that the company failed to deliver certain “business information” to Ice Engineering as called for under the agreement.
On April 14, 2009, the Court denied the company’s motion for summary judgment without prejudice to re-file and ordered the parties to proceed with discovery. The parties have commenced discovery and this process is continuing.
NOTE I — Royalty Agreement
On December 12, 2007, the company granted High Density Poweretrain, Inc. of Waterford, Michigan (“HDP”) an exclusive, worldwide license to incorporate the company’s constant velocity joint technology in HDP’s family of highly-powered, multifueled, fuel efficient, light weight, cost effective internal combustion engines. In consideration for the grant of the license, the company will receive annual royalties equal to 5% of annual gross revenues generated by the sale of HDP’s multifuel engines, including all sublicense of such technology. There are no minimum royalty payments and the grant does not affect the company’s ability to commercialize its constant velocity joint technology in any other field and/or application. At September 30, 2009, the company has not received any royalties under this agreement.
NOTE J — Subsequent Event
The Company has performed an evaluation of subsequent events through November 16, 2009, which is the date the financial statements were filed.
On October 20, 2009, the company sold 192,308 restricted common shares to a qualified accredited investor within the meaning of regulation D promulgated under the Securities Act of 1933 for proceeds of $100,000.
The company is relying on section 4(2) of such Act to provide it with an exemption from registration as a transaction by an issuer not involving a public offering.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PLAN OF OPERATION
(a)	Overall Business Strategy

From its inception in 1996, the company’s overall business plan has been to design, develop, build and commercialize its FTV® worldwide, especially in the Asian, African, South and Central American and Eastern European markets. In addressing issues and solving problems encountered in the design and development of the FTV, the company designed, developed and is refining a number of automotive drive-line technologies—i.e. the company’s hydraulic pump/motor system, infinitely variable transmissions, Iso-Torque® differential and constant velocity joint technology.

The FTV® has been developed and is ready for commercialization. In addition, each of the company’s other automotive technologies has been designed, developed and is being refined— either independently on a stand-alone basis or as incorporated into the company’s FTV.

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

4) to build an IsoTorque® differential for evaluation by a major American automotive manufacturer for integration in its front-wheel drive vehicles. Previously, in 2008, the manufacturer had evaluated the IsoTorque differential in its rear-wheel drive vehicles;
5) to build IsoTorque® differential units for a number of foreign and domestic automotive manufacturers;
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
Given Dr. Petrenko’s assessment with respect to the ice technology, management concluded that the carrying amount of the ice technology license as of December 31, 2006 ($1,071,000) exceeded the estimated cash flows the company reasonably expected to receive and, therefore, determined the full amount of such excess should be recorded as an impairment in accordance with ASC 360-10 as of and for the year ended December 31, 2006.
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
Ice Engineering has paid approximately $800,000 under the assignment agreement but is in arrears with respect to quarterly installments due beginning June 1, 2008 and apparently has repudiated its payment obligations under the agreement.
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
The net loss for the three month period ended September 30, 2009 was $657,000 as compared to the three month period ended September 30, 2008 of a net loss of $457,000. The net loss for the nine month period ended September 30, 2009 was $2,285,000 as compared to the nine month period ended September 30, 2008 net loss of $939,000. The increase of net loss of $200,000 for the comparative three month periods and the increase of net loss of $1,346,000 for the nine month comparative periods, respectively, is principally related to the tax credit refund and gain on cancellation of debt events in the two year period which provided the company with other income of $151,000 and $1,541,000, respectively.
Research and development expenses for the three month period ended September 30, 2009 amounted to $189,000 as compared to $143,000 for the three month period ended September 30, 2008. Research and development expenses for the nine month period ended September 30, 2009 amounted to $418,000 as compared to $405,000 for the nine month period ended September 30, 2008. The increase of $46,000 and $13,000 in the three and nine month comparative periods is due to increased cost associated with commercializing our technologies, specifically in modifying the FTV® in accordance with Air Force specifications and refining and building IsoTorque® differentials for foreign and domestic automotive companies.
General and administrative expense for the three month period ended September 30, 2009 amounted to $619,000 compared to $694,000 for the three month period ended September 30, 2008. General and administrative expenses for the nine month period ended September 30, 2009 amounted to $2,103,000 as compared to $2,475,000 for the nine month period ended September 30, 2008. The decrease of $75,000 and $372,000 in the three and nine month comparative periods is due, in large part, to decreased spending on consulting services.

(f)	Liquidity and Capital Resources
The company’s business activities during the three and nine month periods ended September 30, 2009 were funded principally through the receipt in the fourth quarter of 2008 of approximately $280,000 representing New York State corporation income tax refundable credits allocable to certain research and development expenses incurred in the years 2005-2007 and the receipt of approximately $145,000 from the sale of 228,128 restricted common shares to accredited investors during the three month period ended September 30, 2009 and the receipt of approximately $215,000 from the sale of 322,231 restricted common shares for the nine month period ended September 30, 2009.
For the nine month periods ended September 30, 2009 and 2008, the company issued 1,543,256 and 664,021 common shares to business consultants under the Business Consultants Stock Plan in exchange for ongoing business advisory services, engineering services, legal fees, including patent services, internal accounting services and other corporate services. As of September 30, 2009, 2,110,022 shares are available for future issuances under the Business Consultants Stock Plan.
Effective January 1, 2008, the board of directors instituted a compensation plan for James and Keith Gleasman by which the company would compensate each of them for services performed and inventions and know-how transferred at the rate of $300,000 per year. Actual payment under the plan was conditioned upon a board determination that the company had the requisite cash, after the complete funding of all ongoing projects, to make payment.
Since the company did not have the requisite cash available to pay the Gleasmans’ compensation under this arrangement from January 1, 2008 through June 30, 2009, the company accrued, for each quarterly period from January 1, 2008 through June 30, 2009, an aggregate $942,000 of compensation expense, including $42,000 of payroll taxes, and recorded the compensation expense of $200,000 to research and development and $400,000 to general and administrative expense based upon management’s estimate.
On August 17, 2009, each of the Gleasmans waived all of his rights and interest in and to the board-created compensation plan, including all of his rights and interest in and to the amount(s) accrued to such date. As the result of such waiver, the aggregate amount accrued under the plan to June 30, 2009, namely $900,000, has been reclassified to equity as a contribution of services and the $42,000 accrued for payroll taxes have been recorded as a reduction to general and administrative expense.
During the three months ended September 30, 2009 and 2008, the company recorded $50,000 and $50,000 and $100,000 and $100,000 to general and administrative expense, respectively, based upon management’s estimate.
At September 30, 2009, the company’s cash position was $82,000 and the company had a working capital deficit of $280,000. The company’s cash position at anytime during the three and nine month periods ended September 30, 2009 was dependent upon its success in selling its common stock, reimbursement of research dollars by New York State and revenues generated by the sale of its products. Since our inception, we have incurred significant operating and net losses and have not generated positive cash flows from operations. The balance of cash and cash equivalents as of September 30, 2009 will not be sufficient to meet our anticipated cash requirements through September 30, 2010, based on our present plan of operation. As a result, we are seeking to raise additional capital. Additional capital may not be available on acceptable terms or at all. Equity financings may be dilutive to existing stockholders. If we are unable to obtain sufficient capital as and when needed, we may be forced to delay, scale back or eliminate some or all of our operations including our research and development programs and commercialization plans, and/or license to third parties certain products or technologies that we would otherwise seek to commercialize independently. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. Please see Note A of our condensed consolidated financial statements for the three and nine month periods ended September 30, 2009. Unless we are able to obtain financing and ultimately achieve profitability we will not be able to continue as a going concern. The report of our Independent Registered Public Accounting Firm contained in our 2008 annual report, on Form 10K, also contains an explanatory paragraph referring substantial doubt and to an uncertainty concerning our ability to continue as a going concern.
At September 30, 2009, the company had accounts payable, accrued expenses, and deferred compensation and other expenses totaling $571,000.

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
Fair Value of Financial Instruments
The carrying amount of cash, prepaid expenses, accounts payable and accrued expenses approximates their fair value due to the short maturity of those instruments.
Stock-Based Compensation
Effective January 1, 2006, we adopted FASB ASC 718-10 and FASB ASC 505-50 (Previously known as: FASB Statement 123(R), “Share Based Payment.”) We elected to use the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.
FASB ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with FASB ASC 718-10.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB ASC 718-10-65 (Previously known as: FASB Staff Position (FSP) No. SFAS 123(R)-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”) This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of FASB ASC 718-10.
(h)	Newly Adopted Accounting Pronouncements
In June 2009, the FASB issued under ASC Topic 105-10 which the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC Topic 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC Topic 105-10 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC Registrants. Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then- existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In April 2009, the FASB issued FASB ASC 805-10 (Previously known as: FSP 141(R) “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contigencies”). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. FASB ASC 805-10 is effective for business combinations during the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The company adopted these provisions at the beginning of the fiscal year January 1, 2009. FASB ASC 805-10 will be applied prospectively for acquisitions in 2009 or thereafter.
In December 2007, the FASB issued FASB ASC 810-10-65 (Previously known as: FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and replace references “minority interest” with noncontrolling interests. Additionally, FASB ASC 810-10-65 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The company adopted the standard as of January 1, 2009. The adoption of FASB ASC 810-10-65 did not have a significant impact on the company’s financial position.
In June 2008, the FASB Task Force reached a consensus-for-exposure that an entity should determine whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and then by evaluating the instrument’s settlement provisions. FASB ASC 815-40 (Previously known as: EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”). FASB ASC 810-10-15 (Previously known as: Paragraph 11(a) of FAS 133) specifies that a contract issued or held by the reporting entity that is both (a) indexed to its own stock and (b) classified in stockholders’ equity in its statement of financial position shall not be considered a derivative financial instrument for purposes of applying that Statement. If a freestanding financial instrument (for example, a stock purchase warrant) meets the scope exception in FASB ASC 810-10-15, it is classified as an equity instrument and is not accounted for as a derivative instrument. The adoption of FASB ASC 815-40 did not have a material impact on the company’s financial position.
In April 2009, the FASB issued FASB ASC 825-10-50 (Previously known as: FASB Staff Position No. FAS 107-1, “Disclosures about Fair Value of Financial Instruments”) and FASB ASC 270-10-05 (Previously known as: APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This ASC 825-10-50 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this accounting pronouncement did not have a material impact on the financial statements.
In May 2009, the FASB issued ASC Topic 855 (SFAS No. 165), “ Subsequent Events” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. More specifically, ASC Topic 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. ASC Topic 855 provides largely the same guidance on subsequent events which previously existed in auditing literature. The disclosure is required in financial statements for interim and annual periods ending after June 15, 2009.

(i)	Recent Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 160 ( SFAS No. 166) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC Topic 160 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The company is evaluating the impact the adoption of ASC Topic 160 will have on its financial statements.

In June 2009, the FASB amended accounting guidance related to the consolidation of variable interest entities. The amended guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The company doses not expect adoption to have a material impact on the company’s consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its financial position and results of operations.

(j)	Impact of Inflation

The extent inflation may impact the company’s operations during the three and nine month periods ended September 30, 2009, has been determined by management not to have a significant impact on the company’s operations to date.

(k)	Quarterly Fluctuations

As of September 30, 2009 and 2008, the company had not engaged in substantial revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable
Item 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There have been no significant changes in our internal controls over financial reporting during the second quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.
Management Report on Internal Control over Financial Reporting
Our company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and
• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three and nine month periods ended September 30, 2009, the company sold 228,128 and 322,231 restricted common shares for proceeds of $145,000 and $215,000, respectively, in a number private placements.
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
Date: November 16, 2009
By:	/s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 16, 2009	By:	/s/ James Y. Gleasman
James Y. Gleasman, Chief Executive Officer and
Interim Chief Financial Officer

EXHIBIT INDEX
(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications

(32)	Section 1350 Certifications