Form 10-K
period 2009-12-31
TORVEC INC
filed 2010-03-31
CIK 1063197

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Securities registered pursuant to Section 12(g) of the Exchange Act:
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
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 9,835,710
State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 30, 2010–36,480,367

TORVEC, INC. AND SUBSIDIARIES
(A Development Stage Company)

PAGE
PART I

Item 1. Description of Business	3

Item 1A. Risk Factors	7

Item 1B. Unresolved Staff Comments	8

Item 2. Properties	9

Item 3. Legal Proceedings	9

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10

Item 6. Selected Financial Data	19

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	23

PART II — DECEMBER 31, 2009 and 2008 FINANCIAL INFORMATION

Item 8. Consolidated Financial Statements	F-1

Report of Independent Registered Public Accounting Firm	F-2

Torvec, Inc. and Subsidiaries Consolidated Balance Sheet as of December 31, 2009 and 2008	F-3

Torvec, Inc. and Subsidiaries Consolidated Statements of Operations for each of the years in the Two-Year Period Ended December 31, 2009 and for the Period from September 25, 1996 (Inception) through December 31, 2009
F-4

Torvec, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the Period from September 25, 1996 (Inception) through December 31, 2009	F-5 - F-12

Torvec, Inc. and Subsidiaries Consolidated Statements of Cash Flows for each of the years in The Two Year Period Ended December 31, 2009 and for the Period from September 25, 1996 (Inception) through December 31, 2009
F-13

Notes to Consolidated Financial Statements	F-14 - F-34

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24

Item 9A. Controls and Procedures	24

Item 9B. Other Information	25

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	25

Item 11. Executive Compensation	40

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	48

Item 13. Certain Relationships and Related Transactions and Director Independence	50

Item 14. Principal Accountant Fees and Services	52

Item 15 Exhibits	53

SIGNATURES PAGE	58

EXHIBIT INDEX	59

Exhibit 23.1
Exhibit 31.1
Exhibit 32

PART I

Item 1.	DESCRIPTION OF BUSINESS
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
The company and its wholly-owned subsidiaries rely on the full-time services of Keith E. Gleasman, its president, a staff of six highly qualified engineers and technicians and an administrative staff consisting of two full-time consultants. The company also retains a full-time chief of security. James Y. Gleasman served as the company’s chief executive officer and interim chief financial officer from August, 2005 through his retirement effective March 14, 2010.
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

The company’s production-ready full terrain vehicle is a new type of vehicle which management believes combines the high speed capabilities of trucks and cars with the high traction capabilities of tracked vehicles. The FTV incorporates two company inventions — the steering drive and suspension system for tracked vehicles and high speed steel-reinforced rubber tracks. The company tested the FTV’s functionality and durability over the five years ending in October, 2008 at its facilities in Rochester, New York and over an eight month period ending in June, 2009, the United States Air Force tested the vehicle at Tyndale Air Force Base, Panama City, Florida.
Based upon these tests, the company believes it has shown that the FTV is relatively easy to drive and steers as easily as a car and that it has shown that this tracked vehicle can traverse most terrains, with driving speeds of up to 40-50 miles per hour being attainable on pavement and other relatively flat surfaces. The company also believes that it has shown that the FTV is environmentally sensitive due to its low ground pressure of approximately 2 pounds per square inch. The FTV does not damage paved road surfaces, leave ruts or cause potholes on unpaved surfaces. In comparison, a person displaces approximately 5 to 7 pounds per square inch. The FTV is able to perform as it does because of its unique steering mechanism, which is protected by several U.S., European and Asian patents. This steer-drive mechanism can best be described in engineering terms as a hydro-mechanical steering mechanism. The “mechanical” portion is manufactured from conventional, high volume gearing, while the “hydro” portion is provided by a hydraulic pump and motor.
(2) IsoTorque® Differential
In 1951, Vernon E. Gleasman invented the dual-drive differential (the Torsen®). For the next thirty years, Vernon Gleasman and his sons manufactured and marketed this differential for the military, for incorporation in high performance cars, off road cars and 4x4 trucks. In 1982 the Gleasman family sold the Torsen differential to the unrelated Gleason Corporation.
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
(3) Infinitely Variable Transmission — Hydraulic Pump/Motor
The company variously has developed three distinct generations of infinitely variable transmissions (IVTs) for diesel and gasoline engines, namely, the first generation, hydro mechanical transmission configured for our Dodge Ram diesel 4x4, including an all-hydraulic variation configured for gasoline engines (2003, 2004 ) a second generation, modular, hydro mechanical transmission configured for both gasoline and diesel engines (2005) and the third generation, single hydraulic unit configured for both diesel and gasoline engines (2006). Each transmission provides an uninterrupted drive through an infinite number of speed ratios, allowing ideal torque flow to propel the vehicle while permitting the engine to run at optimum efficiency. The company believes that the next generation of diesel engines with state-of-the-art electronics will allow interfacing and provide the necessary mechanisms to adequately control the infinitely variable transmission. Industry data has shown that the use of continuously variable and infinitely variable transmissions improves the fuel efficiency of all engines (gas/diesel), thus leading to reduced pollution. The company believes its testing has proven that its infinitely variable transmission will permit automotive diesel/gasoline engines to operate at ideal combustion rates which will reduce pollution and provide improved fuel economy while operating.
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
We began testing our IVT technology in March, 2008 using industry-accepted and EPA-sanctioned procedures. We have run identical side-by-side comparisons of the IVT to a four-speed automatic transmission utilizing the EPA-sanctioned New York City cycle test. The company’s IVT consistently achieved an approximate 20% gain in fuel economy as well as a dramatic reduction in particulates using filtered paper on the exhaust outlet.

Our testing uses a torque-load cell between the engine and the transmission, the most accurate and latest computer software and hardware, Maxx fuel-flow meters accurate to one-tenth of one percent and a Mustang chassis dynamometer to collect extremely accurate and repeatable data.
(4) Constant Velocity Joint Mechanism
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
Management believes that we have significant competitive advantages consisting of less weight, less cost and greater efficiencies.
On December 12, 2007, the company granted High Density Poweretrain, Inc. of Waterford, Michigan (“HDP”) an exclusive, worldwide license to incorporate the company’s constant velocity joint technology in HDP’s family of highly-powered, multifueled, fuel efficient, light weight, cost effective internal combustion engines. In consideration for the grant of the license, the company will receive annual royalties equal to 5% of annual gross revenues generated by the sale of HDP’s multifuel engines, including all sublicense of such technology. There are no minimum royalty payments and the grant does not affect the company’s ability to commercialize its constant velocity joint technology in any other field and/or application. At December 31, 2009, the company had not earned any royalties under this agreement.
(c) Current Status of Product Development
A complete discussion concerning the current status of product development, including a description of current projects, is found under the caption “Management Discussion & Analysis of Financial Condition and Results of Operations.”

(d) Partnership with Rochester Institute of Technology
On July 31, 2009, the company and Rochester Institute of Technology (“RIT”) agreed to the establishment of a Safety and Efficiency in Automobiles Laboratory (“SEAL”) at RIT to explore the synergies that can be created by the mutual cooperation between the company, its management and its personnel and RIT, its faculty, staff and students towards development of advanced automotive and related energy technologies, including enhancing manufacturing efficiencies for their production. The initial goals of SEAL are:
1.	to provide RIT’s faculty, staff, and students with the opportunity to participate in the ongoing refinement and enhancement of advanced automotive and related energy technologies designed for specific applications to the world-wide automotive and related energy industries;

2.	to provide RIT’s students with cooperative educational opportunities with a view to future employment; through joint research, to further refine the company’s advanced automotive and related energy technologies, including product evaluation and testing to improve the production and manufacturing of such technologies;

3.	to jointly obtain grants and other forms of governmental and nongovernmental research funding in order to implement the purposes of SEAL and advance research in the industry of automotive and related industries;

4.	to establish SEAL as a leader in the technological and manufacturing applications of advanced automotive and related energy technologies including the development of new and increased employment opportunities in the automotive and related energy industries.
In order to implement the purposes and goals of SEAL, the company and RIT have agreed to:
1.	affirmatively work to provide each other’s faculty, staff, students, and personnel with access to the company’s advanced automotive and related energy technologies, technical know-how, including Torvec personnel, offices and testing facilities, and RIT’s facilities and laboratories pursuant to other mutually agreeable contracts and/or sponsored research agreements between the company and RIT as applicable;

2.	affirmatively work to engage each other’s faculty, staff, students, and personnel in opportunities through SEAL for refinement, evaluation and testing advanced automotive and related energy technologies, including designing, testing and evaluating such technologies (including the company’s) for possible production pursuant to other mutually agreeable contracts and/or sponsored research agreements between the company and RIT as applicable;

3.	affirmatively participate in establishing educational and training programs for RIT personnel, including when and where appropriate, designing and creating cooperative educational and employment opportunities for RIT’s students in the fields of advanced automotive and related energy technologies;

4.	affirmatively participate in jointly approved efforts to obtain governmental and nongovernmental funding to provide financial support for the purposes and programs of SEAL, including the prompt completion of any written proposals, required business plans, budgets and similar submissions and statements-of-work in pursuit of research, academic development, and business goals;

5.	affirmatively seek to engage additional automotive and relate energy companies and organizations in the purposes and programs of SEAL.
The company and the Center for Integrated Manufacturing Studies at RIT entered into an agreement in October, 2009 to enable Torvec to test its constant velocity joint technology for the worldwide mining industry under SEAL’s auspices. To accomplish this goal, the company entered into an agreement on November 11, 2009 with Eastern Mining & Industrial Supply, Inc. of Chapmanville, West Virginia.
(e) Competition, Industry and Market Acceptance
The company believes that its automotive technology is superior to similar products manufactured in the worldwide automotive industry and in many instances represents a true paradigm shift with respect to presently known technology. However, through December 31, 2009, the company has not generated significant revenues from operations. It has taken the company time (due to both cash-flow restraints existing from time to time and the increasing demand on the part of the industry for production-ready prototypes) to develop its products so that each automotive product is ready for commercialization and production-ready.

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
As the result of its initiatives commencing in 2006 and more fully implemented since 2007, the company is currently engaged in a number of projects with domestic and foreign enterprises, including General Motors, Ford Motor Company, Hyundai, Tesla as well as the United States Air Force, with respect to its FTV and IsoTorque® differential technology. The company believes that the projects will become revenue-producing and involve tailor-making design-specific applications of these technologies for the end-user’s specifications.
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
(3) The only market for the company’s automotive products is an automotive industry that, due to the economic downturn in 2008-2009, curtailed research and development expenditures, experienced significant management and corporate reorganization and delayed new product development. Such circumstances have delayed the company’s ongoing projects with the industry and may continue to delay them in the immediate and foreseeable future.
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
(5) The company’s common stock is traded on the over-the-counter bulletin board (OTCBB), an electronic inter-dealer quotation system, and is not listed for trading on any domestic or foreign securities exchange, including the National Association of Securities Dealers, Inc. (NASD). Consequently, the company is not required to meet certain quantitative and qualitative listing standards established by such exchanges for the protection of investors.
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
(8) The market for the company’s common stock is disproportionately influenced by market makers (i.e. broker/dealers) who agree to buy a limited number of the company’s common shares [e.g. 500 share blocks] during the course of a given trading day at various specified prices [ the “bid”]) who may negatively affect the trading price by periodically “lowering the bid” for the company’s common stock without regard to company performance and/or disclosure of material events regarding the company’s activities.
(9) The price of the company’s common stock may be negatively influenced by significant “sell-side pressure” initiated by “short sellers” of the company’s stock. Short selling is simply selling a security that is not owned by the seller at the time of the sale. Short selling is generally accomplished by the investor borrowing the shares from an otherwise non-selling shareholder. The short seller’s profit is made when he purchases the number of shares borrowed at a price lower than the price at which he sold the borrowed shares.
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
(11) The company utilizes its common stock to pay various consultants for services rendered to the company. Such shares are issued in accordance with invoices submitted by such consultants and/or agreements entered into by the company and the consultant. Such shares have been registered by the company with the Securities and Exchange Commission so that they can be sold immediately by such consultants in open market transactions. The issuance of such shares is dilutive to the common shareholders. In addition, the immediate sale of such shares by such consultants may have an adverse impact upon the trading price of the company’s common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not Applicable.

Item 2.	PROPERTIES
Since September 14, 2007, the company has occupied facilities located at 1999 Mount Read Blvd., Rochester, New York. The facility consists of approximately 13,650 sq. ft., with executive and engineer offices, conference room, “clean room,” manufacturing and assembly space, automotive bays, dynamometer and lift facilities and approximately thirty acres of land suitable for vehicle testing and demonstration. On April 29, 2008, the company executed a five-year lease for the premises (with a December 1, 2007 lease commencement date) provide for rent to be paid at a rate of $5,687 per month ($68,244 per annum) and in addition, for the payment of the company’s proportionate share of yearly real estate taxes and yearly common area operating costs. Under the lease, monthly rental payments commenced June 1, 2008. The lease contains three 5-year renewal options and grants an option to the company to lease up to an additional 7,000 sq. ft. of adjacent manufacturing and assembly space.
Rental payments and certain other payments due to the landlord is to be paid in common shares of the company, based upon the closing price per share on the 15th day of the calendar month immediately prior to the date any installment payment of monthly rent or other payment is due landlord.
The company believes that, given its present circumstances, the facilities located at Mount Read Blvd. are sufficient to meet the company’s anticipated plant requirements for the next twelve months. This situation could change if the company was to receive one or more orders requiring volume production of one or more of its technologies and the company were to elect to fill any such orders itself. In addition, this situation could change if the company’s planned entry into the C-5 and C-6 Corvette aftermarket in 2010 blossoms to significant orders faster than currently anticipated. See “Management Discussion and Analysis.”

Item 3.	LEGAL PROCEEDINGS
(1)	On March 6, 2009, the company settled, at no cost, a litigation commenced by the company in September, 2005 against a management consulting firm. The company had challenged the validity of consulting agreements alleged to have been executed between the parties in June, 2004 and April, 2005 as being null and void. In accordance with the terms of the settlement agreement, the parties released one another from all claims and counterclaims against each other and terminated any and all obligations emanating out of their relationship with each other, including any and all obligations under the purported agreements.

(2)	On October 8, 2007, the controlling persons of the company’s majority-owned subsidiary, Ice Surface Development, Inc. filed for arbitration of certain agreements they had with Ice Surface, claiming Ice Surface owed compensation to them for past services. On October 19, 2007, these same parties commenced a derivative action in Federal District Court for the Western District of New York challenging the company’s assignment of its ice technology license in June, 2007 on the grounds the assignment was made for inadequate consideration.

On June 27, 2008, the Federal District Court dismissed, with prejudice, the derivative action as being without merit and, in the same action, affirmed that such persons had been fully paid for any services rendered by them to Ice Surface Development. As a consequence of the District Court’s decision, these individuals withdrew their arbitration claims on August 18, 2008.

(3)	On October 31, 2008, the company commenced an action in New York Supreme Court, County of New York, Commercial Division against Ice Engineering, LLC seeking the total balance owed by Ice Engineering to the company pursuant to an assignment agreement entered into by the parties, effective June 15, 2007, whereby the company assigned all of its rights and interest in an ice technology license granted by Dartmouth College to Ice Engineering in exchange for a 2.8% royalty interest and a cash reimbursement of $3,500,000. The suit was commenced after the company had been paid approximately $800,000.

On January 27, 2010, the company and Ice Engineering settled this litigation. Under the settlement agreement, the company’s assignment of the ice technology license is made permanent; the company elected to forego its right to royalties and agreed to receive $1,100,000, with $300,000 paid to the company by Ice Engineering on January 27, 2010 and $800,000 paid to the company by Ice Engineering by February 26, 2010.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to the company’s shareholders during the fourth quarter of the year ending December 31, 2009.
Subsequent Event
The annual meeting of the company’s common shareholders was held on January 28, 2010. At the meeting, at which a quorum of the requisite number of common shares under the company’s bylaws for the conduct of business was present either in person or by proxy (30,912,267 common shares out of 35,817,422 common shares outstanding on the record date), the following items were voted on by the shareholders with the following results:
1.	Election of Directors

Election of Directors	For	Withheld
Daniel R. Bickel	18,341,133	1,203,016
William W. Destler	18,483,783	981,506
Herbert H. Dobbs	18,341,133	1,124,156
Asher J. Flaum	18,372,768	1,092,521
James Y. Gleasman**	17,941,754	1,523,535
Keith E. Gleasman	18,258,946	1,206,343
Joseph B. Rizzo	18,372,373	1,092,916
Gary A. Siconolfi	18,400,816	1,064,473
2.	Ratification of the appointment of Eisner LLP by the Audit Committee of the board of directors as the Independent Registered Public Accounting Firm of the company for its year ending December 31, 2009.

For	Against	Abstained

29,139,372	1,481,916	290,979
The number of “broker non-votes” was 11,446,978. Broker non-votes occur when common shares are held in “street name” (i.e. the shares are registered in the name of the broker, not the shareholder who is the beneficial owner) and the broker does not vote such shares in the absence of the beneficial owner’s instructions. The ratification of the audit committee’s appointment of Eisner LLP as the company’s Independent Registered Public Accounting Firm for the year ended December 31, 2009 is considered a “routine” matter upon which brokers voted without instructions from beneficial owners. On the other hand, beginning with the company’s annual meeting held on January 28, 2010 and for future annual meetings, the election of directors is considered a “non-routine” matter upon which brokers will not vote without specific instructions.

**	James Y. Gleasman retired from the board of directors, effective March 14, 2010.

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

2009	High	Low
1st Quarter	$1.65	$0.70
2nd Quarter	$0.90	$0.52
3rd Quarter	$1.05	$0.51
4th Quarter	$0.79	$0.40

2008	High	Low
1st Quarter	$3.14	$2.32
2nd Quarter	$2.85	$2.02
3rd Quarter	$2.40	$1.35
4th Quarter	$1.80	$.60
(b) Holders of Common Stock
As of December 31, 2009, the company had approximately 300 shareholders of record and an estimated 3,400 beneficial owners of its common stock. As of December 31, 2009, the company had 35,811,192 common shares issued and outstanding.
(c) Dividend Policy on Common Stock
The company has not paid any dividends on its common stock since its inception. The declaration or payment of dividends, if any, on the company’s common stock is within the discretion of the board of directors and will depend upon the company’s earnings, capital requirements, financial condition and other relevant factors. Given the company’s current financial condition, the board of directors does not intend to declare or pay any dividends on its common stock and intends to retain any earnings to finance the growth of the company. In the event the company generates revenues as the result of one of more commercial transactions, the board intends to seek every opportunity to be in a position to declare dividends.
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

(d) Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities
	to be issued upon		Weighted average
	exercise of		exercise price of	Number of securities
	outstanding options,		outstanding options,	remaining available
	warrants and rights		warrants and rights	for future issuance
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	641,848	(1)	$4.79	None (1)
Equity compensation plans not approved by security holders	1,229,500	(4)	$3.83	None (2)-(4)

Total	1,871,348	(4)	$4.18	None (1)-(4)

(1)	Represents number of common stock options outstanding. The company’s stock option plan was terminated effective May 28, 2008 as to future grants under the plan.

(2)	The company granted 125,000 common stock warrants to a consultant in connection with a non-exclusive financial consulting agreement dated February 11, 1997. The warrants are only exercisable if and when the company has an initial public offering of its common stock.

(3)	The company has granted 123,500 common stock warrants to its nonmanagement directors under its nonmanagement directors plan. 69,000 warrants have been exercised through December 31, 2009. The plan was modified on October 13, 2006 so that compensation for services rendered by directors was paid in shares of common stock.

(4)	The company has granted an aggregate 1,589,583 common stock warrants which the company has issued to a number of business, engineering, financial, governmental affairs and technical consultants in connection with its operations. 539,583 warrants have been exercised or have been cancelled or expired by their terms through December 31, 2009. See footnote H [10] to the company’s financial statements.
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
In March, 2002, the company’s board designated the first series of preferred shares, namely Class A Preferred. The relative rights, preferences and limitations of the Class A Preferred are as follows:
A.	Number of Shares

The number of Class A Preferred initially authorized is 3,300,000 Class A Preferred. The initial number authorized shall be increased as required to provide Class A Preferred for payment of dividends as described in Section B, distribution to holders in accordance with Section C and as described in Section F.

B.	Dividends
(i)	So long as any Class A Preferred is outstanding, the holders of the Class A Preferred will be entitled to receive cumulative preferential dividends in the amount of $.40 per share of Class A Preferred for each annual dividend period. The annual dividend period shall commence on the first day of each March and shall end on the last day of the immediately succeeding February, which February date is referred to as the “Dividend Accrual Date”.

(ii)	When and as declared by the board, dividends payable on the Class A Preferred will be paid in cash out of any funds legally available for the payment of dividends or, in the discretion of the board, will be paid in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends. No fractions of Class A Preferred shall issue. The Company shall pay cash in lieu of paying fractions of Class A Preferred on a pro rata basis.

(iii)	Dividends shall be cumulative from the date of issuance of each share of Class A Preferred, whether or not declared and whether or not, in any annual dividend period(s), there are net profits or net assets of the Company legally available for the payment of dividends.

(iv)	Accumulated and unpaid dividends on the Class A Preferred will not bear interest.

(v)	So long as any Class A Preferred is outstanding, the Company may not declare or pay any dividend, make any distribution, or fund, set aside or make monies available for a sinking fund for the purchase or redemption of, any shares or stock of the Company ranking junior to the Class A Preferred with respect to the payment of dividends, including the $.01 par value common stock of the Company (“Junior Stock”), unless all dividends in respect of the Class A Preferred for all past annual dividend periods have been paid and such dividends for the current annual dividend period have been paid or declared and duly provided for. Subject to the foregoing, and not otherwise, the dividends (payable in cash, stock or otherwise) as may be determined by the board, may be declared and paid on any Junior Stock from time to time out of any funds legally available therefore, and the Class A Preferred will be entitled to participate in any such dividends, whether payable in cash, stock or otherwise on a pro rata basis.
C.	Liquidation Rights
(i)	In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Class A Preferred then outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount in respect of any shares of any Junior Stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Company, all accumulated and unpaid dividends (including a prorated dividend from the last Dividend Accrual Date) in respect of any liquidation, dissolution or winding up consummated except that, notwithstanding the provisions of Section B(ii), all of such accumulated and unpaid dividends will be paid in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends. No fractions of Class A Preferred shall issue. The Company shall pay cash in lieu of paying fractions of Class A Preferred on a pro rata basis.

(ii)	The Class A Preferred will be entitled to participate on a pro rata basis in any distribution of assets as may be made or paid on Junior Stock upon the liquidation, dissolution or winding up of the Company.

(iii)	A consolidation or merger of the Company with or into any other corporation or corporations or any other legal entity will not be deemed to constitute a liquidation, dissolution or winding up of the Company as those terms are used in this Section C.
D.	Redemption
(i)	The Company may, in the absolute discretion of its board, redeem at any time and from time to time from any source of funds legally available any and all of the Class A Preferred at the Redemption Price.

(ii)	For each redemption, the Redemption Price for each share of Class A Preferred shall be equal to amount paid per share of Class A Preferred payable in cash, plus an amount payable (not withstanding the provisions of Section B (ii)) in cash equal to the sum of all accumulated unpaid dividends per share of Class A Preferred (including a prorated annual dividend from the last Dividend Accrual Date) to the respective date for each redemption on which the Company shall redeem any shares of Class A Preferred (the “Redemption Date”).

(iii)	In the event of redemption of only a portion of the then outstanding Class A Preferred, the Company will affect the redemption pro rata according to the number shares held by each holder of Class A Preferred.

(iv)	At least 20 days and not more than 60 days prior to the date fixed by the board for any redemption of Class A Preferred, written notice (the “Redemption Notice”) will be mailed, postage prepaid, to each holder of record of the Class A Preferred at his or her post office address last shown on the records of the Company. The Redemption Notice will state:
•	Whether all or less than all of the outstanding Class A Preferred is to be redeemed and the total number of shares of Class A Preferred being redeemed;

•	the number of shares of Class A Preferred held by the holder that the Company intends to redeem;

•	the Redemption Date and Redemption Price; and

•	that the holder is to surrender to the Company, in the manner and at the place designated in Section D(v), his or her certificate or certificates representing the number of shares of Class A Preferred to be redeemed.
(v)	On or before the date fixed for redemption, each holder of Class A Preferred must surrender the certificate or certificates representing the number of shares of Class A Preferred to the Company, accompanied by instruments of transfer satisfactory to the Company and sufficient to transfer the Class A Preferred being redeemed to the Company free and clear of any adverse interest, at the place designated in the Redemption Notice. The Redemption Price for the number of shares of Class A Preferred redeemed will be payable in cash on the Redemption Date to the person whose name appears on the certificate(s) as the owner of such certificate(s) as of the date of the Redemption Notice. In the event that less than all of the shares of Class A Preferred represented by any certificate(s) are redeemed, a new certificate will issued by the Company representing the unredeemed Class A Preferred to the same record owner.

(vi)	As promptly as practicable after surrender of the certificate(s) representing the redeemed Class A Preferred, the Company will pay the Redemption Price to the record holder of the redeemed Class A Preferred.

(vii)	Unless the Company defaults in the payment in full of the Redemption Price, the obligation of the Company to pay dividends on the Class A Preferred redeemed shall cease on the Redemption Date, and the holders of the Class A Preferred redeemed will cease to have any further rights with respect to such redeemed Class A Preferred on the Redemption Date, other than to receive the Redemption Price.

(viii)	The holders of the Class A Preferred have no right to seek or to compel redemption of the Class A Preferred.
E.	Voting Rights The holders of Class A Preferred are not be entitled to vote in any and all elections of directors and with respect to any and all other matters as to which the vote or consent of shareholders of the Company shall be required or taken.

F.	Conversion Privilege
(i)	The holders of the Class A Preferred have the right, at each holder’s option but subject to board approval in each case, to convert each share of Class A Preferred into 1 fully paid and nonassessable share of the $.01 par value common stock of the Company (“Common Share”) without payment of any conversion price or other consideration. Such 1 for 1 rate of conversion is subject to adjustment as set forth in F(x).

(ii)	The Conversion Privilege set forth in this Section F may not be exercised by the holder of Class A Preferred until 1 year shall have elapsed from the issue date of the Class A Preferred held by such holder and may not be exercised if the board shall not have approved the actual exercise of such Conversion Privilege by such holder of Class A Preferred. Such approval shall not be unreasonably withheld. Upon receipt of the Notice of Conversion described in Section F(iii) below and the board’s approval of such conversion, the Company shall give a Notice of Approval to the holder within 48 hours of the receipt of the Notice of Conversion that the exercise of the Conversion Privilege by such holder is approved.

(iii)	In order to exercise the Conversion Privilege, the holder of Class A Preferred must give written notice to the Company that the holder elects to covert the number of shares of Class A Preferred as specified in the Notice of Conversion. The Notice of Conversion will also state the name(s) and address (es) in which the certificate(s) for Common Shares issuable upon the conversion are to be issued. Upon receipt of the Company’s Notice of Approval, the holder of the Class A Preferred must surrender the certificate(s) representing the number of shares of Class A Preferred being converted to the Company, accompanied by instruments of transfer satisfactory to the Company and sufficient to transfer the Class A Preferred being converted to the Company free and clear of any adverse interest at the office maintained for such purpose by the Company. As promptly as practicable after the surrender of the certificate(s) representing the number of shares of Class A Preferred converted, the Company will issue and deliver to the holder, or to such other person designated by the holder’s written order, a certificate(s) for the number of full Common Shares issuable upon the conversion of the Class A Preferred in accordance with the provisions of this Section F(iii).

(iv)	The Conversion Privilege may be exercised in whole or in part and, if exercised in part, a certificate(s) will be issued for the remaining number of Class A Preferred in any case in which fewer than all of the Class A Preferred represented by a certificate(s) are converted to the same record holder of Class A Preferred converted.

(v)	Each conversion will be deemed to have been effective immediately prior to the close of business on the date on which the Class A Preferred will have been so surrendered as provided in Section F(iii) (the “Conversion Date”) and the person(s) in whose name(s) any certificate(s) for Common Shares will be issuable upon the conversion will be deemed to have become the holder(s) of record of the Common Shares on the Conversion Date. Effective as of the Conversion Date, the Company will have no obligation to pay dividends on the Class A Preferred converted provided that effective as of the Conversion Date, the Company shall pay all accumulated and unpaid dividends (including the prorated dividend from the last Dividend Accrual Date) on the Class A Preferred converted, payable in the discretion of the Board, in cash out of any funds legally available for payment of such dividends or in Class A Preferred.

(vi)	The Conversion Privilege shall terminate with respect to Class A Preferred called for redemption by the mailing of a Redemption Notice described in Section D(iv) on the close of business on the date immediately preceding the Redemption Date.

(vii)	Notwithstanding the requirement for board approval and the 1 year limit set forth in Section F(ii), in case of any consolidation or merger to which the Company is a party other than a merger or consolidation in which the Company is the surviving corporation or in case of any sale or conveyance to another corporation of all or substantially all of the assets of the Company or in the case of any statutory exchange of securities representing an excess of 50% of the total outstanding securities of the Company with another corporation (including any exchange effected in connection with a merger of a third corporation into the Company), the holders of Class A Preferred then outstanding will have the right to convert the Class A Preferred into the kind and amount of securities, cash or other property which the holder would have owned or have been entitled to receive immediately after the consolidation, merger, statutory exchange, sale or conveyance, had the Class A Preferred been converted immediately prior to the effective date of the consolidation, merger, statutory exchange, sale or conveyance as the case may be.

(viii)	Notwithstanding the 1 year holding period set forth in Section F(ii), in the event the highest bid price for the Company’s $.01 par value common stock quoted on any exchange, automated quotation system or the OTC Bulletin Board on which such stock is actively traded is $20 or more on 5 consecutive trading days, the holders of Class A Preferred shall have the right to convert such Class A Preferred upon Board approval.

(ix)	Common Shares delivered upon conversion of Class A Preferred will be, upon delivery, validly issued, fully paid and nonassessable, free of all liens and charges and not subject to any preemptive rights.
(x)	In case the Company
•	Declares a dividend, or makes a distribution, on shares of its $.01 par value common stock in shares of its $.01 par value common stock; or

•	Subdivides its outstanding shares of its $.01 par value common stock into a greater number of shares of its $.01 par value common stock; or

•	Combines its outstanding shares of its $.01 par value common stock into a smaller number of shares of $.01 par value common stock, the number of Common Shares issuable upon the conversion of the Class A Preferred shall be adjusted at the time of the record date for the dividend or distribution or the effective date of the subdivision or a combination so that after such record or effective date, the holder of Class A Preferred will be entitled to receive the same percentage of ownership of the Company’s $.01 par value common stock as such holder would have been entitled to receive immediately prior to such record or effective date.
Since its designation in March, 2002, the company has sold an aggregate 765,512 shares of Class A Preferred for proceeds of $3,062,048. No shares of Class A Preferred were sold during the years ended December 31, 2009 and 2008.
Since its designation in March, 2002, Class A Preferred shareholders have converted an aggregate 124,605 Class A Preferred into the company’s common stock (on a one to one basis) through December 31, 2009, with 51,250 Class A Preferred converted in the year ending December 31, 2009.
Upon conversion, converting Class A Preferred shareholders are entitled to receive, in accordance with the terms of the Class A Preferred, dividends payable either in cash or in Class A Preferred shares calculated to the rate of 10 percent per annum.
At times, the board of the company may elect to settle the dividends through the issuance of common stock in lieu of cash. The amount of common stock shares issued is based on the market price of the stock of the company at the time of the conversion.
Through December 31, 2009, an aggregate Class A Preferred dividend amounting to $59,775 was settled through the issuance of 14,944 Class A Preferred shares of the Company. For the year ended December 31, 2009, the company settled Class A Preferred dividends amounting to $52,801 through the issuance of 65,965 shares of common stock.
At December 31, 2009, dividends payable upon conversion of 655,851 outstanding shares of Class A Preferred amounted to approximately $1,218,000.

(f) Class B Preferred Stock
On October 19, 2004, the company incorporated Iso-Torque Corporation in order to commercialize its Iso-Torque® differential technology.
In September, 2004, the company created a new series of preferred stock—Class B Non-Voting, Cumulative Convertible Preferred Stock (“Class B Preferred”) to fund the business operations of Iso-Torque Corporation.
The designation, relative rights, preferences and limitations of the Class B Preferred, as fixed by the board of directors, are as follows:
A.	Three hundred thousand (300,000) authorized preferred shares of the par value of $.01 each as fixed by the board of directors, , shall be issued in and as a series to be designated Class B Non-Voting Cumulative Convertible Preferred Shares, $.01 par value. Said series is hereinafter called “Class B Preferred Shares”. The term preferred shares as used herein shall include all 100,000,000 of the preferred shares, $.01 par value authorized by the Certificate of Incorporation of the Corporation of which Class B Preferred Shares is the second series.
B.	(1)	So long as any Class B Preferred are outstanding, the holders of the Class B Preferred will be entitled to receive cumulative preferential dividends in the amount of $.50 per share of Class B Preferred and no more for each annual dividend period. The annual dividend period shall commence on the first day of each September and shall end on the last day of the immediately succeeding August, which August date is referred to as the “Dividend Accrual Date”.

	(2)	When and as declared by the board, dividends payable on the Class B Preferred will be paid in cash out of any funds legally available for the payment of dividends or, in the discretion of the board, will be paid in Class B Preferred at a rate of 1 share of Class B Preferred for each $5.00 of dividends. No fractions of Class B Preferred shall be issued. The Corporation shall pay cash in lieu of paying fractions of Class B Preferred on a pro rata basis.

	(3)	Dividends shall be cumulative from the date of issuance of each share of Class B Preferred, whether or not declared and whether or not, in any annual dividend period(s), there are net profits or net assets of the Corporation legally available for the payment of dividends.

	(4)	Accumulated and unpaid dividends on the Class B Preferred will not bear interest.

	(5)	So long as any shares of Class B Preferred are outstanding, the Corporation may not declare or pay any dividend, make any distribution, or fund, set aside or make monies available for a sinking fund for the purchase or redemption of any shares or stock of the Corporation ranking junior to the Class B Preferred with respect to the payment of dividends, including the $.01 par value common stock of the company, for all past annual dividend periods have been paid and such dividends for the current annual dividend period have been paid or declared and duly provided for. Subject to the foregoing, and not otherwise, the dividends (payable in cash, stock or otherwise) as may be determined by the Board, may be declared and paid on any Junior Stock from time to time out of any funds legally available therefore, and the Class B Preferred will be entitled to participate in any such dividends, whether payable in cash, stock or otherwise, on a pro rata basis.
C.	The Class B Preferred shall rank junior and be classified as Junior Stock with respect to the Corporation’s Class A Preferred Shares in all respects.
D.	(1)	In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of Class B Preferred then outstanding are entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount in respect of any shares of any Junior stock with respect to the payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Corporation, all accumulated and unpaid dividends (including a prorated dividend from the last Dividend Accrual Date) in respect of any liquidation, dissolution or winding up consummated except that, notwithstanding the provisions of Section B(2), all of such accumulated and unpaid dividends will be paid in shares of Class B Preferred at a rate of 1 share of Class B Preferred for each $5.00 of dividends. No fractions of Class B Preferred shall be issued. The Corporation shall pay cash in lieu of paying fractions of Class B Preferred on a pro rata basis. (2) The Class B Preferred will be entitled to participate on a pro rata basis in any distribution of assets as may be made or paid on Junior Stock upon the liquidation, dissolution or winding up of the Corporation.

E.	(1)	The Corporation may in the absolute discretion of its board, redeem at any time and from time to time from any source of funds legally available any and all of the Class B Preferred at the Redemption Price.

	(2)	For each redemption, the Redemption Price for each share of Class B Preferred shall be equal to the sum of $5.00 per share of Class B Preferred, payable in cash, plus an amount payable (not withstanding the provisions of Section B(2) in cash equal to the sum of all accumulated unpaid dividends per share of Class B Preferred (including a prorated annual dividend from the last Dividend Accrual Date) to the respective date for each redemption on which the Corporation shall redeem any shares of Class B Preferred (the “Redemption Date”).

	(3)	In the event of a redemption of only a portion of the then outstanding Class B Preferred, the Corporation will affect the redemption pro rata according to the number shares held by each holder of Class B Preferred.

	(4)	Unless the Corporation defaults in the payment in full of the Redemption Price, the obligation of the Corporation to pay dividends on the Class B Preferred redeemed shall cease on the Redemption Date, and the holders of the Class B Preferred redeemed will cease to have any further rights with respect to such redeemed Class B Preferred on the Redemption Date, other than to receive the Redemption Price.

	(5)	The holders of the Class B Preferred have no right to seek or to compel redemption of the Class B Preferred.
F.	The holders of Class B Preferred are not entitled to vote in any and all elections of directors and with respect to any and all other matters as to which the vote or consent of shareholders of the Corporation shall be required or taken.
G.	(1)	The holders of the Class B Preferred have the right, at each holder’s option but subject to board approval in each case, to (i) convert each share of Class B Preferred into 1 fully paid and nonassessable share of the $.01 par value common stock of the Corporation (“Torvec Common”) without payment of any conversion price or other consideration; and to (ii) convert each share of Class B Preferred into 1 fully paid and nonassessable share of the $.01 par value common stock of Iso-Torque Corporation (“Iso-Torque Common”) without payment of any conversion price or other consideration upon the happening of any of the following events:
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
Since its designation in September, 2004, the company has sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500. No Class B Preferred was sold during the years ending December 31, 2009 and 2008.
Since its designation, Class B Preferred shareholders have converted an aggregate 20,000 Class B Preferred into the company’s common stock (on a one to one basis) through December 31, 2009, with 20,000 Class B Preferred converted in the year ending December 31, 2009.
Upon conversion, converting Class B Preferred shareholders are entitled to receive, in accordance with the terms of the Class B Preferred, dividends payable, in the discretion of the board of directors, either in cash or in Class B Preferred shares calculated at the rate of 10 percent per annum. Through December 31, 2009, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.
Depending upon the company’s cash position, the company from time to time may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. In 2009, the company issued 30,103 restricted common shares to a converting preferred shareholder in payment of dividends amounted to $24,082, based on the market value of the Company’s stock at the time of conversion.
At December 31, 2009, dividends payable upon the conversion of 77,500 outstanding shares of Class B Preferred amounted to approximately $166,000.

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

Item 6.	SELECTED FINANCIAL DATA
As a smaller reporting company, we are not required to include information otherwise required by this item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
(b) Current Status of Business Plan and Ongoing Projects
The company’s plan of operation for the year ending December 31, 2010 is as follows:
1) to explore with the U.S. Air Force the military and commercial potential of the company’s FTV® as an Advanced Combat Firefighting Vehicle capable of unprecedented speed and maneuverability with diverse applications for use in the most extreme and rugged terrain. The company has redelivered the FTV to the Air Force after making modifications to the vehicle based upon the Air Force’s recommendations which maximized its combat firefighting capabilities, including its robotic and autonomous potential. The company anticipates that ongoing and future discussions with the Air Force will crystallize the direction of the Air Force’s Advanced Combat Firefighting Vehicle program and the company’s participation in such program.
2) based in part upon results of the company’s discussions with the Air Force, to explore interest in the FTV among other branches of the U.S. military, the Department of Homeland Security, FEMA, the U.S. Forestry Service, as well as state and municipal governmental units for boarder patrol, off-highway emergencies, federal and state conservation and drug-enforcement efforts and, as a fast, highly maneuverable vehicle for combat and non-combat uses;

3) to ship Isotorque® differentials to General Motors and Ford Motor Company for performance evaluation by such companies for their front-wheel drive vehicle platforms, to interface with such companies in their evaluations, to furnish additional IsoTorque differentials to such companies for additional evaluation and to engage such companies in discussions with respect to the general utilization by such companies of Torvec’s Isotorque differential technology;
4) to interface with General Motors with respect to the performance evaluation by GM of the IsoTorque differential shipped to it in early January, 2010 as installed in GM’s Cadillac CTS ( and perhaps in a new vehicle platform under consideration by GM), to furnish additional rear-wheel drive Isotorque differentials to GM for additional evaluation in the Cadillac CTS and to engage GM in discussions concerning the utilization of Torvec’s Isotorque differential technology for its rear-wheel drive automotive and truck fleets;
5) to ship IsoTorque differentials to Hyundai for installation and performance evaluation in its Genesis Coupe and to Tesla for installation and performance evaluation in its Roadster, to interface with both companies in their evaluations, to furnish additional IsoTorque differentials to such companies for additional evaluation and to engage such companies in discussions with respect to the general utilization by such companies of Torvec’s IsoTorque differential technology;
6) to enter the differential aftermarket by manufacturing, marketing and distributing IsoTorque differentials for Corvette C-5 and C-6 cars as well as for the SMS 620 Camaro sports car based upon management’s research that approximately 380,000 Corvette C-5 and C-6 cars have been produced since 1997 and up to 80,000 current-generation Camaros were produced and sold in 2009;
7) to build, test and evaluate the company’s constant velocity joint technology as specifically-designed for use in the worldwide mining industry in cooperation with Eastern Mining & Industrial Supply, Inc. of Chapmanville, West Virginia. This program will be conducted in partnership with the Center for Integrated Manufacturing Studies located on the campus of Rochester Institute of Technology and is funded, in part, by a grant from the New York State Office of Science, Technology and Academic Research (NYSTAR). The program will be conducted under the overall umbrella of the company’s partnership with Rochester Institute of Technology known as the Safety and Efficiency in Automobiles Laboratory (SEAL) created by agreement between the company and RIT in July, 2009;
8) to expand the manufacturing, marketing, distribution and commercializing programs undertaken by SEAL by attracting federal, state and local governmental funding for such programs and by increasing the number of private-sector partners participating in SEAL’s projects;
9) to continue to explore the interest of a major international truck manufacturer in the redesign of the axle used by it in order to integrate Torvec’s IsoTorque differential technology in its fleet of heavy-duty trucks.
In addition to the activities to be undertaken by the company to implement its plan of operation detailed immediately above, the company from time to time receives indications of interest in its technologies from additional sources which lead to projects and developments not specified in the plan. Information regarding the company and all of its automotive inventions, including regular updates on technological and business developments, can be found on the company’s website, www.torvec.com.
(c) Company Expenses
The net loss for the year ended December 31, 2009 was $3,272,000 as compared to the year ended December 31, 2008 net loss of $1,683,000. The increase in the net loss of $1,589,000 is principally related to the prior year gain on a settlement of debt of $1,541,000 and the receipts of state tax credits of $346,000.
Research and development expenses for the year ended December 31, 2009 amounted to $520,000 as compared to $535,000 for the year ended December 31, 2008. This decrease of $15,000 is principally attributable to the company’s decreased emphasis on research and development and increased efforts to sell products and place the technology in production.
General and administrative expenses for the year ended December 31, 2009 amounted to $2,877,000 as compared to $3,165,000 for the year ended December 31, 2008. This decrease amounted to $288,000 and is principally due to the decrease in professional and consulting expenses. The decrease is due in large part to the company’s response to the difficulties in cash flow.

(d) Liquidity and Capital Resources
The company’s business activities during its fiscal year ended December 31, 2009 were funded principally through:
•	cash on hand at December 31, 2008, amounted to approximately $300,00 and mostly due to the receipt in the fourth quarter of 2008 of approximately $280,000 representing New York State corporate income tax refunds for credits allocable to certain research and development expenses incurred by the company in the years 2005-2007;

•	the sale during the year 2009 of approximately 551,483 shares of the company’s common stock for approximately $335,000 in gross proceeds;

•	the receipt of approximately $175,000 from the National Aeronautics and Space Administration in payment for delivery of seven infinitely variable transmissions to NASA.
During the fiscal year ended December 31, 2009 and 2008, the company issued 2,243,305 and 1,000,348 common shares to business consultants under its business consultants stock plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work and litigation. As of December 31, 2009 and 2008 there are 1,409,982 and 3,653,278 shares available for future issuances under the plan.
Effective January 1, 2008, the board of directors instituted a compensation plan for James and Keith Gleasman by which the company would compensate each of them for services performed and inventions and know-how transferred to the company at the rate of $300,000 per year. Actual payment of this compensation, or any portion thereof, was conditioned upon a board of director determination that the company had the requisite cash, after the complete funding of all ongoing company projects, to make payment.
Since the company did not have the requisite cash available to pay the Gleasmans’ compensation under this arrangement from January 1, 2008 through August 17, 2009, the date on which each of the Gleasmans waived all of his rights and interest in and to the board-created compensation plan, including all of his rights and interest in and to the amount(s) under the plan accrued to such date. As a result of such waiver, of the $942,000 amount accrued under the plan at June 30, 2009, namely $900,000 was reclassified to equity as a contribution of services and $42,000 accrued under the plan for payroll taxes was recorded as a reduction to general and administrative expenses in the quarter ended June 30, 2009.
For periods for which there is no compensation plan, the company is required to record the estimated value of each of the Gleasman’s services rendered to the company (estimated at $300,000 each per annum) as a contribution of services under generally accepted accounting principles applicable to the company and is required under the same accounting principles to allocate the amount of such contribution between research and development expenses on the one hand and general and administrative on the other hand. For the year ended December 31, 2009, the company recorded $100,000 to research and development expense and $200,000 to general and administrative expense, based upon management’s estimate.
Effective March 14, 2010, James Gleasman retired as the company’s chief executive officer and interim chief financial officer.
For the period from September 1996 (inception) through December 31, 2009, the company has accumulated a deficit of $53,213,000 and at December 31, 2009 has a working capital deficit of $1,424,000 and stockholders’ capital deficit of $1,235,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. Management believes that based upon its current cash position, its budget for its business operations and collectability of its receivables in the ordinary course of business and the settlement of its litigation in January 2010 (proceeds of $1,100,000), the company will be able to continue operations through December 31, 2010. However, if its cash projections are less than expected, the Company may need to downsize operations, incur debt or raise additional capital. There can be no assurance, however, that the Company will be successful in raising additional capital or incur debt when needed on terms acceptable to the Company.
At December 31, 2009, the company had current liabilities (excluding deferred income) amounted to $748,000.

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
Share-based Payments
The company accounts for the settlement of its commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of its business consulting shares under ASC 505 (Previously known as FASB Statement 123® “Share Based Payment”), provided that there are sufficient shares available under the business consulting plan. Under ASC 505, the company measures commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, the company will follow the provisions of ASC 815-40 (Previously known as: EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under ASC 815-40, the company will record a liability instrument for the resulting changes in fair value from the date due to the end of each reporting period until such liability is satisfied.
Recently Issued Accounting Principles
In June 2009, the FASB issued under ASC Topic 105 which establishes the Accounting Standards Codification (“ASC”; the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are authoritative GAAP for SEC Registrants. Upon adoption of this guidance under ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.
In December 2007, the FASB issued ASC 805 (Prior authoritative literature: SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. In April 2009, the FASB issued ASC 805-10-05 (Previously known as: Statement No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies”). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. The adoption of FASB ASC 805-10 did not have an impact on the Company’s financial position and results of operations although it may have a material impact on accounting for business combinations in the future which can not currently be determined.
In December, 2007, the FASB issued ASC 810 (Previously known as: FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and replace references “minority interest” with noncontrolling interests. ASC 810 also requires the amount of consolidated net loss attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and gain or loss on the deconsolidation of the subsidiaries be measured at fair value. The presentation and disclosure requirement of ASC were applied retrospectively.

In 2008, the FASB issued ASC 815 (Previously known as: EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). ASC 815 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 810-10-15 (Prior authoritative literature: paragraph 11(a) of SFAS 133). The adoption of ASC 815 effective January 1, 2009 did not have any impact on the Company’s financial statements.
In April 2009, the FASB issued ASC 825 (Previously known as: FASB Staff Position No. FAS 107-1) and ASC 270 (Prior authoritative literature: APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,”) which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this pronouncement as of July 1, 2009 and it did not have a material impact on the financial statements.
In May 2009, the FASB issued ASC 855 (SFAS No. 165), “Subsequent Events” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors.
(f) Impact of Inflation
Inflation has not had a significant impact on the company’s operations to date and management is currently unable to determine the extent inflation may impact the company’s operations during its fiscal year ending December 31, 2009.
(g) Quarterly Fluctuations
As of December 31, 2009 and 2008, the company had not engaged in substantial revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to include information otherwise required by this item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Contents
Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated balance sheets as of December 31, 2009 and 2008	F-3

Consolidated statements of operations for each of the years in the two-year period ended December 31, 2009 and for the period from September 25, 1996 (inception) through December 31, 2009	F-4

Consolidated statements of changes in stockholders’ equity (capital deficit) for the period from September 25, 1996 (inception) through December 31, 2009	F-5 - F-12

Consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from September 25, 1996 (inception) through December 31, 2009	F-13

Notes to consolidated financial statements	F-14 - F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Torvec, Inc.
We have audited the accompanying consolidated balance sheets of Torvec, Inc. (a development stage company) and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from September 25, 1996 (inception) through December 31, 2009 and changes in stockholders’ equity (capital deficit) for each of the periods from September 25, 1996 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from September 25, 1996 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States.
As described in Note B [11] to the Consolidated Financial Statements, effective January 1, 2009, the Company adopted accounting guidance for the presentation and disclosures involving non-controlling interests.
/s/ EISNER LLP
New York, New York
March 30, 2010

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash	$41,000	$304,000
Prepaid expenses and other receivable	111,000	102,000

Total current assets	152,000	406,000

Property and Equipment:
Office equipment	68,000	68,000
Shop equipment	139,000	139,000
Leasehold improvements	213,000	213,000
Transportation equipment	106,000	106,000

	526,000	526,000
Less accumulated depreciation and amortization	299,000	237,000

Net property and equipment	227,000	289,000

Total Assets	$379,000	$695,000

LIABILITIES
Current liabilities:
Notes payable — current	$20,000	$15,000
Accounts payable	255,000	177,000
Accrued liabilities	451,000	755,000
Due to related party	22,000	—
Deferred income	828,000	—

Total current liabilities	1,576,000	947,000

Deferred rent expense	29,000	39,000
Deferred income	—	800,000
Notes payable — long term	9,000	29,000

Total liabilities	1,614,000	1,815,000

Commitments, contingencies and other matters [Note I]

STOCKHOLDERS’ CAPITAL DEFICIT
Preferred stock, $.01 par value, 100,000,000 shares authorized 3,300,000 designated as Class A, non-voting, convertible, cumulative dividend $.40 per share, per annum, 2009 and 2008: 655,851 and 707,101 shares issued and outstanding, respectively, (liquidation preference 2009: $3,841,491 and 2008: $3,858,015) 300,000 designated as Class B, non-voting, convertible, cumulative dividend $.50 per share, per annum, 2009 and 2008: 77,500 and 97,500 shares issued and outstanding, respectively, (liquidation preference 2009: $552,795 and 2008: $634,497)	7,000	8,000
Common stock, $.01 par value, 400,000,000 shares authorized, 35,811,192 and 32,811,422 issued and outstanding at December 31, 2009 and 2008, respectively	358,000	328,000
Additional paid-in capital	51,613,000	48,485,000
Deficit accumulated during the development stage	(53,213,000)	(49,941,000)

Total Torvec, Inc. Capital Deficit	(1,235,000)	(1,120,000)
Non-controlling interest	—	—

Total Capital Deficit	(1,235,000)	(1,120,000)

Total Liability and Stockholders’ Capital Deficit	$379,000	$695,000

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Operations

			September 25,
			1996
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	2009	2008	2009

Revenue	$175,000	$121,000	$422,000
Cost of goods sold	90,000	105,000	315,000

Gross Profit	85,000	16,000	107,000

Costs and expenses:
Research and development	520,000	535,000	15,855,000
General and administrative	2,877,000	3,165,000	39,853,000
Asset impairment	—	—	1,071,000

Loss from operations	(3,312,000)	(3,684,000)	(56,672,000)
Other income	—	114,000	260,000

Loss before reversal of liability and tax benefit	(3,312,000)	(3,570,000)	(56,412,000)
Reversal of liability on cancellation of debt	—	1,541,000	1,541,000

Net loss before income tax benefit	(3,312,000)	(2,029,000)	(54,871,000)
Income tax benefit	40,000	346,000	386,000

Net loss	(3,272,000)	(1,683,000)	(54,485,000)
Net loss attributable to non-controlling interests in consolidated subsidiary	—	—	1,272,000

Net loss attributable to Torvec, Inc.	(3,272,000)	(1,683,000)	(53,213,000)
Preferred stock beneficial conversion feature	—	—	763,000
Preferred stock dividend	229,000	307,000	1,405,000

Net loss attributable to Torvec, Inc. common stockholders	$(3,501,000)	$(1,990,000)	$(55,381,000)

Basic and diluted net loss attributable to Torvec, Inc. common stockholders per share	$(0.10)	$(0.06)

Weighted average number of shares of Torvec, Inc. common stock — basic and diluted	34,035,000	32,196,000

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2009

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
For the Period from September 25, 1996 (Inception) through December 31, 2009
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
For the Period from September 25, 1996 (Inception) through December 31, 2009
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
For the Period from September 25, 1996 (Inception) through December 31, 2009
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
For the Period from September 25, 1996 (Inception) through December 31, 2009
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

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2009
(continued)

										Deficit
									Unearned	Accumulated
	Class A		Class B				Additional	Due	Compensatory	During the	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Issuance of common stock for services					375,230	$5,000	$799,000				$804,000
Sale of Class A Preferred Stock ($4.00 per share) — January and March 2006	58,250	$1,000					232,000				233,000
Sale of Class A Preferred Stock ($4.00 per share) — May 2006	25,000						100,000				100,000
Sale of Class A Preferred Stock ($4.00 per share) — July and August 2006	78,750	$1,000					314,000				315,000
Sale of Class A Preferred Stock ($4.00 per share) — October and November 2006	111,250	$1,000					444,000				445,000
Sale of Class B Preferred Stock ($5.00 per share)			55,000	$1,000			274,000				275,000
Contribution of services							300,000				300,000
Exercise of consultants warrants					680,932	$7,000	3,000				10,000
Issuance of warrants for consulting services							3,614,000				3,614,000
Shares issued for consulting services					160,000	$1,000	420,000		103,000		524,000
Issuance of Common Stock to Placement agent for finders fee					39,000
Net Loss										(7,727,000)	(7,727,000)

Balance at December 31, 2006	732,493	$8,000	97,500	$1,000	31,307,792	$313,000	$43,767,000	$0	$0	$(45,047,000)	$(958,000)

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2009
(continued)

										Deficit
									Unearned	Accumulated	Total
	Class A		Class B				Additional	Due	Compensatory	During the	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	(Capital Deficit)
Contribution of services							300,000				300,000
Exercise of Warrants					25,250	1,000					1,000
Shares Issued for Services					302,003	2,000	1,190,000				1,192,000
Warrants Issued for Services							650,000				650,000
Stock Issued for Purchase of Variable Gear, LLC					5,000		19,000				19,000
Net Loss										(3,211,000)	(3,211,000)

Balance at December 31, 2007	732,493	$8,000	97,500	$1,000	31,640,045	$316,000	$45,926,000	$0	$0	$(48,258,000)	$(2,007,000)

See notes to consolidated financial statements

										Deficit
									Unearned	Accumulated	Total
	Class A		Class B				Additional	Due	Compensatory	During the	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	(Capital Deficit)
Conversion	(32,305)	(1,000)			32,305	1,000
Shares Issued for Services					875,390	7,000	1,730,000				1,737,000
Shares Issued as Compensation					147,757	3,000	331,000				334,000
Dividend	6,913
Issuance of Common Stock — June ($2.75 per share)					36,364	1,000	99,000				100,000
Issuance of Common Stock — September ($1.50 per share)					20,000		30,000				30,000
Issuance of Common Stock — October ($1.50 per share)					45,000		68,000				68,000
Warrants Exercised					2,500
Warrants Issued for Services							249,000				249,000
Shares Issued for Commercializing Event					12,061		36,000				36,000
Contributed Capital — Ford Truck							16,000				16,000
Net Loss										(1,683,000)	(1,683,000)

Balance at December 31, 2008	707,101	$7,000	97,500	$1,000	32,811,422	$328,000	$48,485,000	$0	$0	$(49,941,000)	$(1,120,000)

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2009
(continued)

										Deficit
									Unearned	Accumulated		Total
	Class A		Class B				Additional	Due	Compensatory	During the	Non-	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Interest	(Capital Deficit)
Conversion Preferred A	(51,250)	(1,000)		—	51,250	1,000						—
Payment of Preferred A Dividend in Common Stock					65,965	1,000	(1,000)					—
Conversion Preferred B			(20,000)		20,000							—
Payment of Preferred B Dividend in Common Stock					30,103	—	—					—-
Shares Issued for Services					1,861,475	18,000	1,281,000					1,299,000
Shares Issued as Compensation					377,152	4,000	286,000					290,000
Issuance of common stock April ($0.78 per share					64,103	1,000	49,000					50,000
Issuance of common stock June ($0.67 per share)					30,000		20,000					20,000
Issuance of common stock July ($0.60 per share)					86,665	1,000	51,000					52,000
Issuance of common stock July ($0.51 per share)					39,216	1,000	19,000					20,000
Issuance of common stock July ($0.76 per share)					13,200		10,000					10,000
Issuance of common stock August ($0.60 per share)					25,000		15,000					15,000
Issuance of common stock August ($0.72 per share)					38,961	1,000	29,000					30,000
Issuance of common stock September ($0.70 per share					17,142		12,000					12,000
Issuance of common stock September ($0.77 per share)					7,944		6,000					6,000
Issuance of common stock October ($0.52 per share)					192,308	2,000	98,000					100,000
Issuance of common stock October ($0.63 per share)					20,000		13,000					13,000
Issuance of common stock December ($0.40 per share)					16,944		7,000					7,000
Warrants Exercised					12,500		—					—
Issuance of restricted share for services					25,173		19,000					19,000
Shares Issued for Commercializing Event					4,669		14,000					14,000
Contributed Services							1,200,000					1,200,000
Net Loss										(3,272,000)		(3,272,000)

Balance at December 31, 2009	655,851	$6,000	77,500	$1,000	35,811,192	$358,000	$51,613,000	$0	$0	$(53,213,000)	$0	$(1,235,000)

See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Cash Flows

					September 25,
					1996
					(Inception)
	Year Ended				Through
	December 31,				December 31,
	2009		2008		2009
Cash flows from operating activities:
Net loss		$(3,272,000)		$(1,683,000)	$(53,213,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to non-controlling interests in consolidated subsidiary		—		—	(1,272,000)
Depreciation and amortization		62,000		67,000	2,512,000
Change in Accrued Payroll Taxes		68,000		109,000	177,000
Loss on impairment		—		—	1,071,000
Impairment of goodwill		—		—	19,000
Gain on sale of fixed assets		—		—	(10,000)
Compensation expense attributable to common stock in Subsidiary		—		—	619,000
Common stock issued for services		1,318,000		1,498,000	14,512,000
Warrants issued for services				249,000	249,000
Shares Issued for future consulting services		—		—	103,000
Contribution to Capital, Ford Truck		—		16,000	16,000
Stockholder contribution of services		1,200,000		—	3,609,000
Common stock issued in connection with commercializing event planning		14,000		36,000	50,000
Reversal of Liability		—		(1,541,000)	(1,541,000)
Compensatory common stock		290,000		334,000	17,876,000
Changes to:
Prepaid expenses and other receivables		(9,000)		(59,000)	50,000
Deferred revenue		28,000		209,000	737,000
Deferred rent expense		(10,000)		39,000	29,000
Accounts payable and accrued expenses		306,000		65,000	4,244,000
Due to related party		22,000		—	22,000
Deferred Compensation and Other		(600,000)		600,000	—

Net cash used in operating activities		(583,000)		(61,000)	(10,141,000)

Cash flows from investing activities:
Purchase of equipment		—		(11,000)	(360,000)
Cost of acquisition		—		—	(16,000)
Proceeds from sale of fixed asset		—		—	10,000

Net cash used in investing activities		—		(11,000)	(366,000)

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants		335,000		198,000	7,034,000
Net proceeds from sales of preferred stock		—		—	3,537,000
Net proceeds from sale of subsidiary stock		—		—	234,000
Proceeds from loan		—		—	85,000
Repayment of loan		(15,000)		(14,000)	(80,000)
Proceeds from loan		—		—	250,000
Repayment of officer loan		—		—	(147,000)
Distributions		—		—	(365,000)

Net cash provided by financing activities		320,000		184,000	10,548,000

Net (decrease) increase in cash and cash equivalents		(263,000)		112,000	41,000
Cash and cash equivalents at beginning of period		304,000		192,000

Cash and cash equivalents at end of period		$41,000		$304,000	$41,000

Noncash investing and financing activities:
Issuance of common stock for license	$		$		$3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable					2,907,000
Notes payable exchanged for common stock					50,000
Loss on exchange of minority interest					232,000
Advance settled with common stock					25,000
Preferred dividends paid in preferred stock				7,000	39,000
Shares issued for future consulting services					103,000
Issuance of common stock for a finders fee					225,000
Advance from stockholder					250,000
Issuance of common stock, leasehold improvement				64,000	166,000
Shares issued for acquisition of Variable Gear					19,000
Contribution of FTV Ford Truck				16,000	16,000
ICE payable netted against receivable				91,000	91,000
Common stock issued in settlement of director fee payable		63,000		58,000	121,000
Common stock issued in settlement of Patent expense				117,000	117,000
Issuance of common stock as payment for Preferred A and B dividends		76,883		—	76,683
Supplemental disclosures:
Interest		3,000		4,000	27,000
Taxes					1,000
See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2009
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
Effective June 15, 2007, Ice Surface Development assigned the license to an unrelated company, Ice Engineering, LLC, in exchange for Ice Engineering’s agreement to pay the shareholders of Ice Surface Development an annual royalty equal to 5% of the annual gross revenues generated by the license and its agreement to assume the obligations to Dartmouth College under the license. See Note C.
For the period from September 1996 (inception) through December 31, 2009, the company has accumulated a deficit of $53,213,000, and at December 31, 2009 has a working capital deficit of $1,424,000 and stockholders’ capital deficit of $1,235,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts have been principally devoted to the development of its technologies and commercializing its products. Management believes that based upon its current cash position, its budget for its business operations through December 31, 2010 and collectability of its receivables in the ordinary course of business and the settlement of its litigation in January 2010 (proceeds of $1,100,000), the company will be able to continue operations through December 31, 2010. However, if its cash projections are less than expected, the Company may need to downsize operations, incur debt or raise additional capital. There can be no assurance, however, that the Company will be successful in raising additional capital or incur debt when needed on terms acceptable to the Company.
The company’s ability to continue as a going concern is ultimately dependent upon achieving profitable operations and generating sufficient cash flows from operations to continue to meet its future obligations.
Note B — Summary of Significant Accounting Policies
[1] Consolidation:
The financial statements include the accounts of the company, its majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at December 31, 2009 and 2008), and its wholly-owned subsidiaries Iso-Torque Corporation, IVT Diesel Corp. and Variable Gear LLC. Effective January 1, 2009, the Company adopted the accounting guidance in connection with the presentation of non-controlling interests in Ice Surface Development Inc. All material intercompany transactions and account balances have been eliminated in consolidation.
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
[4] Research and Development and Patents:
Research and development costs and patent expenses are charged to operations as incurred. Research and development includes amortization of the Ice technology, purchase of parts, depreciation and consulting services. Depreciation expense in each of the years ended December 31, 2009 and 2008 that was charged to research and development was $19,000 and $67,000 respectively.
Patent costs for the year ended December 31, 2009 and 2008 amounted to $300,000 and $114,000, respectively, and are included General and Administrative expenses.
[5] License:
The company follows ASC 300-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Whenever events or circumstances indicate, the company’s long-lived assets, including intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment.
In accordance with ASC 300-10-35, management determined that events and circumstances indicated that the carrying amount of the license for the company’s Ice technology exceeded the estimated undiscounted cash flows to be generated by the license. Based upon such determination, management compared the carrying amount of the license as of December 31, 2006 to the estimated discounted cash flows to be generated by the license and recorded such excess as an impairment. Management has concluded that the carrying amount of its Dartmouth College license as of December 31, 2006 ($1,071,000) was impaired in accordance with ASC 300-10-35. (See Note C.)
Effective June 15, 2007, the company assigned the license to Ice Engineering, LLC in exchange for Ice Engineering’s agreement to pay the shareholders of the company’s majority-owned subsidiary, Ice Surface Development, Inc., an annual royalty equal to 5% of the annual gross revenues generated by the license and its agreement to assume all of the obligations to Dartmouth College under the license. (See Note C.)
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
[7] Loss per Common Share:
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10 ( Previously known as: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2009 and 2008, the company excluded 2,503,949 and 3,098,899 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive. The company also excluded 625,000 warrants at December 31, 2009 and 2008 as the conditions for their vesting were not yet satisfied.

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
Effective January 1, 2006, we adopted ASC 718-10 and ASC 505-50 (Previously known as: FASB Statement 123(R) “Share Based Payment.”) We elected to use the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.
ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values on the grant date. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with ASC 718-10. Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with ASC 718-10, except that the grant date fair value of all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with ASC 718-10.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by ASC 718-10-65 (Previously known as: FASB Staff Position (FSP) No. SFAS 123(R)-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”) This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of ASC 718-10.
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
[11] Recent Accounting Pronouncements:
In June 2009, the FASB issued under ASC Topic 105 which establishes the Accounting Standards Codification (“ASC”; the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are authoritative GAAP for SEC Registrants. Upon adoption of this guidance under ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In December 2007, the FASB issued ASC 805 (Prior authoritative literature: SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. In April 2009, the FASB issued ASC 805-10-05 (Previously known as: Statement No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies”). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. The adoption of FASB ASC 805-10 did not have an impact on the Company’s financial position and results of operations although it may have a material impact on accounting for business combinations in the future which can not currently be determined.
In December, 2007, the FASB issued ASC 810 (Previously known as: FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and replace references “minority interest” with noncontrolling interests. ASC 810 also requires the amount of consolidated net loss attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and gain or loss on the deconsolidation of the subsidiaries be measured at fair value. The presentation and disclosure requirement of ASC were applied retrospectively.
In 2008, the FASB issued ASC 815 (Previously known as: EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). ASC 815 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 810-10-15 (Prior authoritative literature: paragraph 11(a) of SFAS 133). The adoption of ASC 815 effective January 1, 2009 did not have any impact on the Company’s financial statements.
In April 2009, the FASB issued ASC 825 (Previously known as: FASB Staff Position No. FAS 107-1) and ASC 270 (Prior authoritative literature: APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,”) which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this pronouncement as of July 1, 2009 and it did not have a material impact on the financial statements.
In May 2009, the FASB issued ASC 855 (SFAS No. 165), “Subsequent Events” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors.
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

Separately, Ice Engineering, LLC agreed to reimburse approximately $3,500,000 of acquisition and maintenance costs expended by the company in connection with the ice technology. Pursuant to the reimbursement agreement, the company received $500,000 on June 15, 2007. Under the license assignment agreement, the $3,000,000 balance is to be paid at the rate of $300,000 per quarter commencing March 1, 2008, less approximately $91,000 in fees payable to Dartmouth College accrued through June 14, 2007 to be deducted from the first quarterly reimbursement amount. The company received the first installment of $209,000 due March 1, 2008 on April 3, 2008 and did not receive the balance of the installments.
On October 31, 2008, the company commenced an action in New York Supreme Court, County of New York, Commercial Division against Ice Engineering, LLC seeking the total balance owed by Ice Engineering to the company pursuant to the assignment agreement.
On January 27, 2010, the company and Ice Engineering settled this litigation. Under the settlement agreement, the company’s assignment of the ice technology license is made permanent; the company elected to forego its right to royalties and agreed to receive $1,100,000, with $300,000 paid to the company by Ice Engineering on January 27, 2010 and $800,000 paid to the company by Ice Engineering by February 26, 2010.
The company has accounted for the receipt of the reimbursement proceeds as a recovery of costs since such amounts represent an initial payment and is subject to additional installments and when payments received exceed the cost accumulated, revenue will be recorded under the cost recovery approach to the extent that the proceeds exceed the basis.
The company will recognize in the first quarter 2010 the $1,100,000 received in 2010 in regard the settlement of the litigation. The company will also recognize in 2010 the $800,000 previously recorded as deferred income in connection with the original contract for the license. The company has concluded that the settlement of the outstanding litigation was a subsequent event that will be recognized in the first quarter of 2010.
NOTE D — RELATED PARTY TRANSACTIONS
[1] Effective January 1, 2008, the board of directors instituted a compensation plan for James and Keith Gleasman by which the company would compensate each of them for services performed and inventions and know-how transferred to the company at the rate of $300,000 per year. Actual payment of this compensation, or any portion thereof, was conditioned upon a board of director determination that the company had the requisite cash, after the complete funding of all ongoing company projects, to make payment.
The company did not have the requisite cash available to pay the Gleasmans’ compensation under this arrangement from January 1, 2008 through August 17, 2009, the date on which each of the Gleasmans waived all of his rights and interest in and to the board-created compensation plan, including all of his rights and interest in and to the amount(s) under the plan accrued to such date. As a result of such waiver, of the $942,000 accrued under the plan at June 30, 2009, $900,000 was reclassified to equity as a contribution of services and $42,000 accrued under the plan for payroll taxes was recorded as a reduction to general and administrative expenses in the quarter ended June 30, 2009.
For periods for which there is no compensation plan, the company is required to record the estimated value of each of the Gleasman’s services rendered to the company (estimated at $300,000 each per annum) as a contribution of services under generally accepted accounting principles applicable to the company and is required under the same accounting principles to allocate the amount of such contribution between research and development expenses on the one hand and general and administrative on the other hand. For the year ended December 31, 2009, the company recorded $100,000 to research and development expense and $200,000 to general and administrative expense, based upon management’s estimate.
Effective March 14, 2010, James Gleasman retired as the company’s chief executive officer, interim chief financial officer and as a member of the board of directors.
During the year ended December 31, 2009, James Gleasman loaned the company $22,000 for compensation to the engineers. The related party loan as of December 31, 2009 is $22,000.
[2] During the years ended December 31, 2009 and 2008, the company paid in business consultant common shares or cash $94,700 and $93,600 respectively, to a member of the Gleasman family for administrative, technological and engineering consulting services. Management believes this compensation is reasonable.

[3] During the years ended December 31, 2009 and 2008, the company paid in business consultant common shares or cash $87,700 and $91,290 to a family member of its general counsel for engineering services rendered to the company. Management believes this compensation is reasonable.
[4] On September 14, 2007, the company moved its executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, in which Asher J. Flaum, a company director is a partner. On April 28, 2008, the company’s board of directors approved the terms of a lease and such lease was executed on April 29, 2008. (See Note I 3).
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
NOTE E — INCOME TAXES
The Company accounts for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
At December 31, 2009, we have approximately $26,049,000 of net operating loss carryforwards to offset future taxable income, expiring 2010 through 2027, and $19,932,000 of certain operating expenses which have been deferred as start up costs under Section 195 of the Internal Revenue Code for federal income tax purposes, subject to limitations for alternative minimum tax. Start-up costs are amortized over 15 years.
The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

	December 31,	December 31,
	2009	2008
Income tax benefit at the federal statutory rate	(1,087,000)	(729,000)
State income taxes, net of effect on federal taxes	(103,000)	(176,000)
Reversal of ICE liability	—	(524,000)
New York State tax credit	14,000	117,000
Refundable tax credits	(40,000)	(346,000)
Contribution of capital — shareholder’s services	408,000	—
Other	—	(7,000)
Increase in valuation allowance	768,000	1,319,000

Provision for income tax	(40,000)	(346,000)

The deferred tax asset at December 31, 2009 and 2008 consists of the following:

	2009	2008
Net operating loss carryforward	$10,145,000	$8,843,000

Deferred start up costs	7,829,000	8,434,000
Stock-based compensation	342,000	342,000
Other	126,000	56,000

	18,442,000	17,675,000
Less: Valuation allowance	(18,442,000)	(17,675,000)

Net deferred tax asset	$—	$—

The Company has revised its deferred tax assets for the year ended December 31, 2008 to conform to the as filed tax return.
The change in the valuation allowance from December 31, 2008 to December 31, 2009 amounted to approximately $767,000. The Company had provided a valuation allowance of 100% of the net deferred tax asset related to the operating loss carryforwards.
Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating loss carry forwards may be significantly limited as to the amount of use in any particular year.
The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2009, the Company has no unrecognized tax benefit, including interest and penalties.
NOTE F — ACCRUED LIABILITIES
At December 31, 2009 and 2008, accrued liabilities consist of the following:

	2009	2008
Accrued Compensation	$—	$600,000
Accrued Payroll Tax Payable	315,000	155,000
Accrued Legal	124,000	—
Other	12,000	—

	$451,000	$755,000

NOTE G — NOTE PAYABLE
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
The following represents the required minimum payments for each of the loans:

Period Ending
December 31,
2010	$22,000
2011	10,000

Total Minimum payments	32,000
Less-amount representing interest	3,000

29,000
Less-Current Maturities	20,000

Long Term Portion	$9,000

Note H — Stockholders’ Equity (Capital Deficit)
[1] Private Placement Common Stock:
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
In 2008, the company sold 101,364 shares of common stock to accredited investors for proceeds of approximately $198,000.
In 2009, the company sold 551,483 shares of common stock to accredited investors for proceeds of approximately $335,000.
[2] Class A Preferred Stock:
In January 2002, the company authorized the sale of up to 2,000,000 shares of its Class A Non-Voting Cumulative Convertible Preferred Stock (“Class A Preferred”). Each share of Class A Preferred is convertible into one share of voting common stock and entitles the holder to dividends, at $.40 per share per annum. The holder has the right to convert after one year subject to board approval into one share of common stock of the Company. The Company may, in the absolute discretion of its board, redeem at any time and from time to time from any source of funds legally available any and all of the Class A Preferred at the Redemption Price.
In the event of any liquidation, dissolution or winding up of the company, whether voluntary or involuntary, the holders of Class A Preferred Shares then outstanding are entitled to be paid out of the assets of the company available for distribution to its stockholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount in respect of any shares of any junior stock. All of such accumulated and unpaid dividends will be paid in Class A Preferred Shares at a rate of 1 Class A Preferred Share for each $4.00 of dividends. No fractions of Class A Preferred Shares shall issue. The company shall pay cash in lieu of paying fractions of Class A Preferred Shares on a pro rata basis.
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
In connection with the 2002 offering of Class A Preferred, the company granted the placement agent 5,000 Class A Warrants, exercisable for five years at an exercise price of $1.52 per share into common stock. Such warrants were treated as a cost of the offering. Also, the placement agent was granted 10,000 warrants for providing certain financial analysis for the company. The warrants are immediately exercisable at $.30 per share for five years. The warrant contains a cashless exercise feature. The company valued the warrant at $8,000 using the Black-Scholes option-pricing model and charged operations.

The company also granted to these investors 2,500 Class A Warrants, exercisable for five years at an exercise price of $0.01 per share. On July 8, August 14, September 11, 2003 and August 4, 2006, the company issued 2,500, 7,480, 1,200 and 2,500 common shares, respectively, to the placement agent upon the exercise of warrants issued in connection with this offering.
Since its designation in March, 2002, the company has sold an aggregate 765,512 shares of Class A Preferred for proceeds of $3,062,048. No shares of Class A Preferred were sold during the years ended December 31, 2009 and 2008.
Since its designation in March, 2002, Class A Preferred shareholders have converted an aggregate 124,605 Class A Preferred into the company’s common stock (on a one to one basis) through December 31, 2009, with 51,250 Class A Preferred converted in the year ending December 31, 2009.
Upon conversion, converting Class A Preferred shareholders are entitled to receive, in accordance with the terms of the Class A Preferred, dividends payable either in cash or in Class A Preferred shares calculated to the rate of 10 percent per annum.
At times, the Board of the Company may elect to settle the dividends through the issuance of Common Stock in lieu of cash. The amount of Common Stock shares issued is based on the market price of the stock of the Company at the time of the conversion.
Through December 31, 2008, an aggregate Class A Preferred dividend amounted to $59,775 was settled through the issuance of 14,944 preferred Class A shares of the Company. For the year ended December 31, 2009, the Company settled Class A dividends amounted to $52,801 through the issuance of 65,965 shares of Common Stock.
At December 31, 2009 dividends payable upon conversion of 655,851 outstanding shares of Class A Preferred amounted to approximately $1,218,000.
[3] Class B Preferred Stock:
On October 21, 2004, the company authorized the sale of up to 300,000 shares of its Class B Non-Voting Cumulative Convertible Preferred Stock (“Class B Preferred”). Each share of Class B Preferred pays cumulative dividends at $.50 per share per annum and is convertible into either one share of the company’s common stock or one share of the common stock of the company’s subsidiary, IsoTorque Corporation. The holder has the right to convert after one year, subject to board approval. The Company may, in the absolute discretion of its board, redeem at any time at the redemption price equal to the amount paid per share in cash plus any accumulated unpaid dividends.
In the event of any liquidation, dissolution or winding up of the company, whether voluntary or involuntary, the holders of Class B Preferred Shares then outstanding are entitled to be paid out of the assets of the company available for distribution to its shareholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount in respect of any shares of any junior stock. All of such accumulated and unpaid dividends will be paid in Class B Preferred Shares at a rate of 1 Class B Preferred Share for each $5.00 of dividends. No fractions of Class B Preferred Shares shall be issued. The company shall pay cash in lieu of paying fractions of Class B Preferred Shares on a pro rata basis. Class B Preferred shares rank junior and is classified as junior stock with respect to the Company’s Class A Preferred shares.
The Class B Preferred Shares will be entitled to participate on a pro rata basis in any distribution of assets as may be made or paid on junior stock upon the liquidation, dissolution or winding up of the company.
Since its designation in 2004, the company has sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500. No Class B Preferred was sold during the years ending December 31, 2009 and 2008.
During the year ended December 31, 2009, Class B Preferred shareholders converted an aggregate 20,000 Class B Preferred into the company’s common stock. There was no conversion prior to 2009.
Upon conversion, converting Class B Preferred shareholders are entitled to receive, in accordance with the terms of the Class B Preferred, dividends payable, in the discretion of the board of directors, either in cash or in Class B Preferred shares calculated at the rate of 10 percent per annum. Through December 31, 2009, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.

Depending upon the company’s cash position, the company from time to time may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. In 2009, the company issued 30,103 restricted common shares to a converting preferred shareholder in payment of dividends amounting to $24,082, based on the market price of the Company’s stock at the time of issuance.
At December 31, 2009, dividends payable upon the conversion of 77,500 shares of Class B Preferred outstanding amounted to approximately $166,000.
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
In February, 1999, the company entered into a one-year consulting agreement directly with two of the former principals of the IPO Consultant to provide financial advisory services. In connection with this agreement, the company and the two former principals agreed to convert the 375,000 warrants they owned into 375,000 common stock purchase options exercisable immediately through February, 2004 at $5.00 per common share. The company valued these options at $2,780,000 using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31, 1999: risk free interest rate of 5%, dividend yield of 0%, volatility of 40% and expected life of the options granted of 5 years. These options were charged to operations over the term of the consulting agreement. In February, 1999, 21,000 of these options were exercised for proceeds of $105,000. The term of the remaining 354,000 options expired in February, 2004. As of December 31, 2009, none of the warrants are exercisable.
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
In 1998, the company granted three directors an aggregate 380,000 options under the Option Plan, all exercisable immediately at $5.00 per common share. These options expired on January 1, 2007. In 2001, the company granted 100,000 options to an officer in his capacity as a consultant under the Option Plan exercisable immediately at $5.00 per common share and with a ten years term. In connection with this grant, the company recorded a stock compensation charge of $398,000.

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
By its terms, the company’s Option Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the Option Plan, although outstanding options remain available for exercise in accordance with their terms. No options were granted, expired, or exercised during the years ended December 31, 2009 and 2008.
The following table represents information relating to stock options outstanding at December 31, 2009:

Options Outstanding and Exercisable
	Weighted	Weighted
	Average	Average	Aggregate
	Exercise	Remaining Life	Intrinsic
Shares	Price	in Years	Value
641,848	4.79	3.75	$0
As of December 31, 2009, the company did not have any unrecognized stock compensation related to unvested awards.
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

	Common Shares Issued to Business
For the year ended	Consultants and Other Third Parties	Amount Charged to
December 31,	in Exchange for Services	Operations	Note

2009	2,243,296	$1,603,000
2008	1,000,348	$2,040,000
2007	359,432	$1,245,000
2006	983,230	$1,861,000	A
2005	836,309	$1,874,000
2004	469,883	$2,352,000
2003	738,184	$832,000
2002	1,057,455	$1,036,000	B
2001	361,100	$1,011,000
2000	196,259	$840,000
1999	45,351	$327,000

A-	Includes 448,000 business consulting shares issued upon exercise of warrants at a value of approximately $629,000.

B-	Includes 190,965 issued in settlement of amounts owed at a approximate value of $269,000 (see Note H[10])

At December 31, 2009, 1,409,982 business consultant common shares were available for future issuance under the business consultants’ stock plan.
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
On October 10, 2007, the Nonmanagement Directors Plan was modified, effective July 1, 2007, to increase the fees payable to the company’s nonmanagement directors. As adjusted, each nonmanagement director (a total of 4 persons) would receive $26,460 for board and committee service per annum. The chairman of the audit committee would receive an additional $12,600 per annum and the chairman of the nominating committee would receive an additional $5,355 per annum.
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
During the years ended December 31, 2009 and 2008, the company issued 377,152 and 112,253 common shares under the Business Consultants Plan to satisfy payables for services rendered by the company’s nonmanagement directors in their capacity as directors and recorded a charge of $290,000 (including $63,000 which were accrued at December 31, 2008) and $250,000 for such years.
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
For the years ended December 31, 2009 and 2008, the company issued 46,346 and 69,722 shares, respectively, for internal accounting and financial consulting services valued at approximately $36,000 and $104,000, respectively, of which 25,173 and 34,861 shares respectively were restricted common shares valued at approximately $19,000 and $52,000, respectively. Non-restricted shares were issued under the Business Consultant Plan.
[10] Business, Financial and Engineering Consultants:
In 2005, the Company issued 18,000 warrants to certain consultants, with an exercise price of $0.01 and valued at approximately $43,000. During the year ended December 31, 2005, 3,000 of these warrants were exercised for proceeds of $3.00. None of the remaining warrants were exercised during the years ended December 31, 2008 and 2009.
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
In 2006, the company issued 30,000 warrants valued at approximately $168,000 immediately exercisable over a ten year term at $5.00 per common share to certain design engineers. None of these warrants were exercised during the years ended December 31, 2009 and 2008.
The company issued 400,000 warrants valued at approximately $1,237,000 to a business consultant on August 18, 2006, immediately exercisable over a ten year term at an exercise price of $3.27 per common share. On November 21, 2006, the company issued 200,000 warrants valued at approximately $948,000 in connection with the engagement of a governmental affairs consultant, immediately exercisable over a ten year term at an exercise price of $3.75 per common share. None of these warrants were exercised during the years ended December 31, 2009 and 2008.
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
In 2007, the company issued 50,000 warrants, valued at approximately $249,000, immediately exercisable for ten years at an exercise price of $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company to potentially place its products in various state school bus programs. None of these warrants were exercised during the years ending December 31, 2009 and 2008.
In 2007, the company issued 100,000 warrants, valued at approximately $401,000, immediately exercisable for ten years at an exercise price of $5.00 per common share to engineering consultants. None of these warrants were exercised during the years ending December 31, 2009 and 2008.
In 2008, the company issued 195,000 warrants, valued at approximately $249,000, immediately exercisable for ten years at an exercise price of $5.00 per common share to engineering consultants. None of these warrants were exercised during the years December 31, 2009 and 2008.

The company fair valued the warrants issued using the Black-Scholes model with the following assumptions:

Year Ended December 31,
2008
Dividend yield	0.0%
Expected volatility	0.55%
Risk free interest rate	2.89%
Expected Life	8.83 years
In 2009, the company did not issue any warrants. In 2009, 12,500 common stock warrants were exercised for proceeds of $125. (See Note (H [12]).
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
The agreement with Swartz terminated on September 5, 2003.

[12] Warrants:
As of December 31, 2009, outstanding warrants to acquire shares of the company’s common stock are as follows:

				Number of		Number of
Exercise				Warrants		Warrants
Price		Expiration		Outstanding		Exercisable
	(a)		(a)	125,000	(a)	—
$.75		None		500,000	(b)	—
$.01		None		54,500	(c)	54,500
$.01-5.00		None		39,000	(d)	39,000
$5.00		2015		255,000	(e)	255,000
$.01		None		6,000	(f)	6,000
$.01		None		3,750	(g)	3,750
$1.00		None		20,500	(h)	20,500
$3.27		2016		400,000	(i)	400,000
$3.75		2016		200,000	(j)	200,000
$5.00		2017		50,000	(k)	50,000
$5.00		2017		100,000	(l)	100,000

(a)	Exercisable only if the company has an IPO and exercisable at the IPO price five years from IPO. Through the year ended December 31, 2009, the company has not conducted an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution of the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s automotive technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

(c)	The company has issued an aggregate 123,500 warrants at an exercise price of $0.01 to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note E [8]). An aggregate 69,000 warrants have been exercised for approximately $630 of proceeds, with 6,000 warrants exercised during the year ended December 31, 2008 for proceeds of $60. No warrants were exercised during the year ended December 31, 2009.

(d)	In 2005, the company issued 12,000 warrants to a consultant, immediately exercisable at $0.01 per common share. During 2005, 3,000 warrants were exercised for proceeds of $30. In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share. None of these warrants were exercised during the years ended December 31, 2009 and 2008.

(e)	During 2005, the company issued 210,000 warrants to certain engineering and administrative consultants, exercisable immediately for a ten year term at $5.00 per common share. During 2006, the company issued 295,000 warrants to certain engineering consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if the company sells, licenses or otherwise transfers one or more technologies for value. The engineering consultants holding 445,000 of these warrants agreed to cancel them in the fourth quarter of 2008 in exchange for their participation in the company’s Commercializing Event Plan. On March 28, 2008, the company issued an aggregate 195,000 warrants exercisable until 2016 at $5.00 per common shares to two consultants who elected not to participate in the company’s 2007 Commercializing Event Plan. The company recorded a charge of $249,000 to general and administrative expense. None of these warrants were exercised during the years ended December 31, 2009 and 2008.

(f)	During 2005, the company issued 6,000 warrants to a consultant, exercisable immediately for a five year term at $0.01 per common share. None of these warrants have been exercised through December 31, 2009.

(g)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share. During 2006, the company issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share. At December 31, 2008 an aggregate 182,099 of these warrants have been exercised for proceeds of approximately $1,258. On July 31, 2009, an additional 12,500 warrants were exercised for 12,500 common shares. No additional warrants were issued in the years ended December 31, 2009 and 2008.

(h)	During 2006, one investor purchased 20,500 warrants immediately exercisable immediately for a five year term at $1.00 per common share for a purchase price of $2,000. None of these warrants have been exercised through December 31, 2009.

(i)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. None of these warrants have been exercised through December 31, 2009.

(j)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to a former governmental affairs consultant. None of these warrants have been exercised through December 31, 2009.

(k)	During 2007, the company issued 50,000 warrants exercisable for ten years at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company to potentially place its products in various state school bus programs. The company recorded a charge of $249,000 to general and administrative expenses. None of these warrants have been exercised through December 31, 2009.

(l)	During 2007, the company issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with the company’s engagement to furnish constant velocity joints to a military contractor. The company recorded a charge of $401,000 to general and administrative expenses. None of these warrants have been exercised through December 31, 2009.
The following summarizes the activity of the company’s outstanding warrants for the years ended December 31, 2009:

	2009
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1,	1,766,250	$2.82	7.60 years	$—
Granted	—	—	—	—
Exercised	(12,500)	0.01	—	—
Canceled or expired	—	—	—	—

Outstanding at December 31,	1,753,750	$2.84	6.65 years	$38,090

Exercisable at December 31,	1,128,750	$3.77	6.65 years	$38,090

[13] Issuance of Stock and Warrants to Subsidiary:
In 2003, the company’s majority-owned subsidiary, Ice Surface Development, Inc. issued 308,041 shares of its common stock at a price of $.76 per share and realized aggregate proceeds of $234,000 in a private placement. These issuances reduced the company’s interest in Ice from 72% to approximately 69.26%. Based upon the company’s accounting policy, the change in the company’s proportionate share of Ice’s equity resulting from the additional equity raised by the subsidiary is accounted for as a capital transaction.
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
[14] Shares Issued for Consulting Services:
On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the company under their consultant agreements. The company issues business consultant common shares to the trust from time to time, contingent on the performance of services by the consultants under such consulting agreements. The company fair values the shares issued to the trust using the closing market price on the date immediately prior to the date of issuance. Amounts in excess of the consulting invoices are classified as shares issued for consulting services in stockholders’ (capital deficit) equity.
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
During the year ended December 31, 2009, the company issued an aggregate 899,271 business consultant common shares with an aggregate value when issued of $610,000 to satisfy the payment of invoices submitted by the consultants for services rendered. During the year ended December 31, 2009, the trustee sold 770,720 business consultants common shares for aggregate proceeds of approximately $536,100 and distributed the proceeds from the trust to the consultants in payment of invoices submitted by the consultants.
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
On October 31, 2007, the board of directors terminated the Event Plan and approved a new 2007 Commercializing Event Plan (the “2007 Event Plan”), effective October 10, 2007. The 2007 Event Plan provides that upon the happening of any commercializing event, each of the directors and officers of Torvec as well as certain management personnel shall be entitled to share equally in 6% of the gross amounts derived or to be derived from the transaction and/or transactions constituting a commercializing event. Upon the happening of any commercializing event, each of the company’s engineering and security consultants shall be entitled to share equally in 2% of the gross amounts derived and/or to be derived from the transaction and/or transactions constituting a commercializing event.
In order to actually receive payment under the 2007 Event Plan, each participant must be both a) employed by, a consultant to or associated with the company and b) judged to be “in good standing” with the company at the time of any and all such payments, all as determined by the board of directors as of the date of the board’s authorization of payments to be made.

For purposes of the 2007 Event Plan, a commercializing event shall consist in any completed transaction, or series of completed transactions, regardless of form, structure or size and/or dollar amount by which the company and/or its shareholders derive or are expected to derive dollars from a public or private source which the board, in its judgment, deems significant under the terms of the transaction and/or the terms of any agreement or working arrangement entered into by the company. Payments to be made to participants with respect to each given commercializing event shall be made in full upon the finalization of the commercializing event even if the company is to be paid in installments or some other type of arrangement actually deferring the receipt of cash. Where payments are to be made pursuant to an arrangement, such as a license or supply contract, where the aggregate consideration to be received by the company as the result of the commercializing event is not stated, the aggregate dollar-value ascribed to the license, supply contract or similar instrument based upon an estimate of the total dollars to be received over the term of the instrument shall be utilized for purposes of fixing the gross dollars to be derived from the commercializing event.
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
The company issued an aggregate 12,061 common shares with a value upon issuance of $36,000 to participants under the 2007 Event Plan for the year ended December 31, 2008 for commercializing events occurring during the year 2008.
The company issued an aggregate 4,669 common shares with a value upon issuance of $14,000 to participants under the 2007 Event Plan for the year ended December 31, 2009 for commercializing events occurring during the year 2009.
The company accounts for the settlement of its commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of its business consulting shares under ASC 505 (Previously known as :FASB Statement 123® “Share Based Payment”), provided that there are sufficient shares available under the business consulting plan. Under ASC 505, the company measures commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, the company will follow the provisions of ASC 815 (Previously known as: EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under ASC 815, the company will record a liability instrument for the resulting changes in fair value from the date due to the end of each reporting period until such liability is satisfied.

In 2007, certain engineering consultants agreed to cancel 445,000 warrants issued in 2005 and 2006 in exchange for their participation in the 2007 Event Plan. The exchange of the warrants for the participation rights in a commercializing event did not result in an accounting charge. The warrants at the date of the exchange were considered to have no value because the underlying condition for vesting the warrants was not satisfied. The company determined that the fair value of the rights to be de minimis at the date of the exchange based upon management’s estimate. [Note H [10]]
On March 28, 2008, the board of directors approved the grant of an aggregate 195,000 common stock warrants exercisable until December 1, 2016 at $5.00 per share to two engineer consultants in lieu of their participation in the 2007 Event Plan. The company valued the warrants at $249,000 using the following Black-Scholes option/pricing model and charged operations.
December 31, 2008
Black-Scholes Inputs

Term	8.84 years
Expected forfeiture rate	0%
Risk-free rate	2.89%
Volatility	0.55
Dividend yield	0%

Note I — Commitments and Other Matters
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
[2] Leases:
The company leases a facility located at 1999 Mount Read Blvd., Rochester, New York. On April 29, 2008, the company executed a five-year lease for the premises (with a December 1, 2007 lease commencement date) providing for rent to be paid at a rate of $5,687 per month ($68,244 per annum) and in addition, for the payment of the company’s proportionate share of yearly real estate taxes and yearly common area operating costs.
Under the lease, monthly rental payments commenced June 1, 2008. The lease contains three 5-year renewal options and grants an option to the company to lease additional adjacent manufacturing and assembly space.
Rental payments and certain other payments due to the landlord is to be paid in common shares of the company, based upon the closing price per share on the 15th day of the calendar month immediately prior to the date any installment payment of monthly rent or other payment is due landlord.
Rent expense for the years ended December 31, 2009 and 2008 was $58,500 and $58,500 respectively.
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
No compensation was paid to the management firm by the company during the years ended December 31, 2009 and 2008. See Note K describing the company’s litigation with this management firm and the settlement thereof.
Note K — Litigation
(1) On March 6, 2009, the company settled litigation commenced by the company in September, 2005 against a management consulting firm. The company had challenged the validity of consulting agreements alleged to have been executed between the parties in June, 2004 and April, 2005 as being null and void. In accordance with the terms of the settlement agreement, the parties released one another from all claims and counterclaims against each other and terminated any and all obligations emanating out of their relationship with each other, including any and all obligations under the purported agreements.
(2) On October 8, 2005, the controlling persons of the company’s majority-owned subsidiary, Ice Surface Development, Inc. filed for arbitration of certain agreements they had with Ice Surface, claiming Ice Surface owed compensation to them for past services. On October 19, 2007, these same parties commenced a derivative action in Federal District Court for the Western District of New York challenging the company’s assignment of its ice technology license in June, 2007 on the grounds the assignment was made for inadequate consideration.
On June 27, 2008, the Federal District Court dismissed, with prejudice, the derivative action as being without merit and, in the same action, affirmed that such persons had been fully paid for any services rendered by them to Ice Surface Development. As a consequence of the District Court’s decision, these individuals withdrew their arbitration claims on August 18, 2008.

(3) On October 31, 2008, the company commenced an action in New York Supreme Court, County of New York, Commercial Division against Ice Engineering, LLC seeking the total balance owed by Ice Engineering to the company pursuant to an assignment agreement entered into by the parties, effective June 15, 2007, whereby the company assigned all of its rights and interest in an ice technology license granted by Dartmouth College to Ice Engineering in exchange for a 2.8% royalty interest and a cash reimbursement of $3,500,000. The suit was commenced after the company had been paid approximately $800,000 in reimbursement monies.
On January 27, 2010, the company and Ice Engineering settled this litigation. Under the settlement agreement, the company’s assignment of the ice technology license is made permanent; the company elected to forego its right to royalties and agreed to receive $1,100,000, with $300,000 paid to the company by Ice Engineering on January 27, 2010 and $800,000 paid to the company by Ice Engineering by February 26, 2010. (See Note C).
Note L — Royalty Agreement
On December 12, 2007, the company granted High Density Poweretrain, Inc. of Waterford, Michigan (“HDP”) an exclusive, worldwide license to incorporate the company’s constant velocity joint technology in HDP’s family of highly-powered, multifueled, fuel efficient, light weight, cost effective internal combustion engines. In consideration for the grant of the license, the company will receive annual royalties equal to 5% of annual gross revenues generated by the sale of HDP’s multifuel engines, including all sublicense of such technology. There are no minimum royalty payments and the grant does not affect the company’s ability to commercialize its constant velocity joint technology in any other field and/or application. For the years ended December 31, 2009 and 2008, the company did not receive any royalties under this agreement.
Note M — Subsequent Events
(1) On January 27, 2010, the company and Ice Engineering LLC settled their litigation with respect to an assignment agreement entered into on June 15, 2007 pursuant to which the company assigned its ice technology license to Ice Engineering for a 2.8% royalty and $3,500,000 in reimbursement monies for amounts previously expended by the company to acquire and maintain the license. The company previously had received $800,000. Under the settlement agreement, the company elected to forego its right to royalties and agreed to receive $1,100,000, with $300,000 paid to the company by Ice Engineering on January 27, 2010 and the final $800,000 paid to the company by Ice Engineering by February 26, 2010.
(2) On January 26, 2010, the company received approximately $103,000 in New York State corporate income tax refundable credits attributable to research and development expenses incurred by the company for the year ended December 31, 2008.
(3) On February 17, 2010, the company issued a warrant to a financial consultant exercisable for ten-years at $2.50 per common share for 100,000 shares of the company’s $.01 par value common stock.
(4) On February 18, 2010, the board of directors modified the 2007 Event Plan by adjusting the formula for determining the number of common shares issuable under the plan for commercializing events not involving the complete sale of the company and/or its assets. Prior to the board’s modification, the denominator for determining the number of common shares was fixed at $3.00 a share, regardless of the trading price of the company’s common stock from time to time. As modified, the denominator shall equal the price of the company’s common stock using the two hundred day moving average of closing prices for such common stock ending thirty (30) days immediately prior to the announcement date of a commercializing event.
(5) On February 18, 2010, the board of directors dissolved the Executive Committee established by the board in July, 2005 due to changed circumstances and created a Projects and Finance Committee composed of management and engineer consultants with certain powers and authority delegated to such committee with regards to budget and technology project management.
(6) On February 18, 2010, the board of directors approved increasing the consultant fee paid to its chairman of the board to $175,000 per annum, retroactive to January 1, 2010. Such consultant fee is payable in business consultant shares of the company’s common stock.
(7) On February 18, 2010, the board of directors approved increasing the consultant fee paid to its general counsel to $225,000 per annum, retroactive to January 1, 2010. Such consultant fee is payable in business consultants shares of the company’s common stock.
(8) Effective March 14, 2010, James Y. Gleasman retired as a director and as the company’s chief executive officer and interim chief financial officer.
(9) On March 23, 2010, the board of directors approved the increase of number of common shares reserved for issuance under the Company’s Business Consultants Stock Plan by 5,000,000 common shares.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A	CONTROLS and PROCEDURES
Keith E. Gleasman, as of December 31, 2009, the company’s President and interim Chief Financial Officer, respectively, has informed the board of directors that, based upon his evaluation of the company’s disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-K), such disclosure control and procedures were not effective to ensure that information required to be disclosed by the company in the reports it submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management (including the chief executive officer and interim chief financial officer) as appropriate to allow timely decisions regarding required disclosure.
REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER
FINANCIAL REPORTING
Management of the company is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s consolidated financial statements. Our internal control over financial reporting is supported by a program of appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written code of conduct adopted by our company’s board of directors, applicable to all company directors and all officers, consultants and employees of our company.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections or any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The audit committee of our company’s board of directors meets with the company’s independent registered public accounting firm, management, and periodically to discuss internal control over financial reporting, auditing and financial reporting matters. The audit committee reviews with the company’s independent registered public accountants the scope and the results of the audit effort. The audit committee also meets periodically with such accountants and the company’s chief internal accountant without management present to ensure that the independent registered public accountants and the company’s chief internal accountant have free access to the audit committee. The audit committee’s report can be found in the definitive proxy statement issued in connection with the company’s 2009 annual meeting of shareholders.
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based upon our assessment, management concluded that as of December 31, 2009 internal control over financial reporting were not effective.
Our Audit Committee was advised by Eisner LLP, our independent registered public accounting firm, that during their performance of audit procedures for 2009, Eisner LLP identified material weaknesses as defined in Public Company Accounting Oversight Board Standard No. 5 in our internal control over financial reporting.
Based on our evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. The material weaknesses identified did not result in the restatement of any previously reported financial statements nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the a) preparation of the income tax disclosures including the related components of our deferred tax assets, b) accounting for equity transactions, resulting in the Company providing price protection to consultants which is inconsistent with its disclosed policy and c) preparation of financial statements and related footnotes and financial data provided to the Company’s independent registered public accounting firm in connection with the annual audit. While we engage outside consultants to assist us in preparing our tax provision, our financial statements and related disclosures; we did not have proper review controls to monitor such processes
We intend to take appropriate and reasonable steps to make the necessary improvements to remediate the material weaknesses. We intend to consider the results of our remediation efforts and related testing as part of our fiscal 2010 assessment of the effectiveness of our internal control over financial reporting.

Management, with the participation of the Company’s President and interim Chief Financial Officer, has concluded that there were no changes in the company’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is materially likely to materially affect, the company’s internal control over financial reporting.
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
This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 9B.	OTHER INFORMATION
None
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
(a) Identification of Directors, Executive Officers And Consultants
The following table sets forth certain information about the current directors and executive officers of the company as of December 31, 2009:

			Date of Election or
Director	Principal Occupation	Age	Designation**

Gary A. Siconolfi	Chairman of the Board	59	10/31/02
325 VanVoorhis Avenue
Rochester, NY 14617 (1)

James Y. Gleasman+++	Chief Executive Officer,	69	02/20/98
987 Elmwood Avenue	Interim Chief Financial
Brighton, New York 14618 (2)	Officer, Director

Keith E. Gleasman	President, Director	63	09/26/96
11 McCoordwoods Drive
Fairport, NY 14450 (3)

Herbert H. Dobbs	Secretary, Director	79	02/20/98
448 West Maryknoll Road
Rochester Hills, MI 48309 (4)

Daniel R. Bickel	Certified Public Accountant,	62	10/31/02
39 Whippletree Road	Director
Fairport, New York 14450 (5)

Asher J. Flaum	Real Estate Developer, Director	30	10/10/08
49 Sunrise Park
Pittsford, New York 14534 (6)

Joseph B. Rizzo	Attorney, Director	45	9/9/05
39 State Street, Suite 700
Rochester, New York 14614 (7)

William W. Destler, Ph.D.	College President, Director	63	9/15/09
One Lomb Memorial Drive
Rochester, New York 14623

**	Changes in Control — To the best knowledge of the company’s management, there are no present arrangements or pledges of the company’s common stock which may result in a change of control of the company. Under the company’s bylaws, the members of the board of directors serve until the next annual meeting of shareholders and until their successors have been elected or appointed and shall have qualified, or until their prior resignation or termination. All directors were reelected to the board at the annual meeting of shareholders held on January 28, 2010.

+++	Effective March 14, 2010, James Y. Gleasman retired as a member of the board of directors and as the company’s chief executive officer and interim chief financial officer.

(b) Business Experience
(1)	Mr. Siconolfi was the owner and general manager of Panorama Dodge, Inc., Penfield, New York from 1984-1995 and of Panorama Collision, Inc., East Rochester, New York from 1989-1995. He started and managed a highly successful auto/truck dealership and collision business, building the business to annual sales of $20 million, with 5 departments and 65 employees.

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

(5)	Daniel R. Bickel is a partner in the accounting firm of Bickel & Dewar, C.P.A.’s, an accounting firm providing a variety of accounting services to small to medium sized business. The services provided include audits, reviews, compilations, business and personal consulting, business acquisition and sale assistance and income tax preparation. Mr. Bickel is a graduate of the Rochester Institute of Technology. He has been licensed in New York State as a certified public accountant for almost 30 years and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He has served as an officer and director of numerous non-profit and civic organizations.

(6)	Asher J. Flaum is President of Flaum Management Co., Inc., a full service real estate company that owns and manages a portfolio of several million square feet of commercial real estate including retail, office, industrial, development projects as well as provides complete real estate brokerage services through its real estate brokerage division. Through his active involvement with Flaum Management, Mr. Flaum focuses on real property management, development, acquisitions and finance, leasing and brokerage services. He has participated in multiple real estate transactions involving Fortune 500, national and regional companies. A licensed real estate broker, Mr. Flaum is a member of the International Council of Shopping Centers (ICSC) and a member of the New York State Commercial Association of Realtors (NYSCAR). Mr. Flaum, who has a B.S. degree from Syracuse University, serves on the board of directors and finance committee of the Jewish Community Federation and on the board of directors of Constellation Brands Marvin Sands Performing Arts Center (CMAC).

(7)	Joseph B. Rizzo, Partner and Head of the Litigation Department of the law firm of Gallo & Iacovangelo, LLP, was born January 17, 1965, in Buffalo, New York. Graduated from Pittsford Mendon High School, 1982; State University of New York at Buffalo, B.A., English, 1986; State University of New York at Buffalo, School of Law, Juris Doctor, 1989. Admitted to practice law in the State of New York, 1990. Associate Attorney with the law firm of Speyer & Perlberg, New York, New York, 1989 to 1995. Joined law firm of Gallo & Iacovangelo, LLP, Rochester, New York in 1995 and became a Partner and Head of the firm’s Litigation Department, 1997 to present. Mr. Rizzo is a published legal commentator and a lecturer for the New York State Bar Association. He is a member of the New York State Bar Association and the National Crime Victims Bar Association. Appears in the “Strathmore’s Who’s Who” 2005-2006 Edition for outstanding leadership and achievement in the practice of law.

(8)	Dr. William W. Destler became president of Rochester Institute of Technology on July 1, 2007.

He is the ninth president in the university’s 178-year history. He was formerly senior vice president for academic affairs and provost of the University of Maryland at College Park. At RIT, Dr. Destler is responsible for one of the nation’s leading career-oriented universities with 16,450-students from all 50 states and more than 100 foreign countries, 2,800 faculty and staff, an annual operating budget of more than $492 million, and an endowment of more than $600 million. The university has one of the oldest and largest cooperative education programs in the country.

Dr. Destler serves on the American Council on Education’s Commission on Effective Leadership and is a board member for the National Institute of Aerospace Foundation. He is a member of the board of directors for New York’s Commission on Independent Colleges and Universities. He also serves on community boards in Rochester: Rochester General Health System, Greater Rochester Enterprise, Rochester Business Alliance, Golisano Family Foundation and High Tech of Rochester, and Torvec Inc.

Prior to RIT, Dr. Destler spent more than 30 years at the University of Maryland, rising from the ranks of research associate and assistant professor of electrical engineering to senior vice president and provost. At Maryland, he also served as electrical engineering department chair, dean of the A. James Clark School of Engineering, interim vice president for university advancement, vice president for research, and dean of the graduate school.

As engineering school dean, Dr. Destler created the Gemstone Program, a multidisciplinary four-year research program for undergraduate honors students of all majors in which teams of students design, direct and conduct research exploring the interdependence of science and technology with society. During his term as graduate school dean, student applications increased by more than 20 percent and research funding rose by more than 30 percent. While interim vice president for advancement, Dr. Destler was credited with securing a $25 million gift from Comcast Corp. for naming rights supporting the construction of the Comcast Center sports arena. As senior vice president for academic affairs, retention increased and the graduation rate rose from 62 percent to 80 percent over five years. Other achievements at Maryland include leading a faculty team in the creation of a cross-disciplinary master’s degree program in telecommunications; originating the Hinman CEOs Program, a living-learning entrepreneurship initiative for undergraduate students; and involvement in the President’s Promise, an outside-the-classroom experiential program for freshmen.

Dr. Destler is an international authority on high-power microwave sources and advanced accelerator concepts. He is best known for his pioneering work in the collective acceleration of heavy ions, achieving the highest energies to date by this method, and for his development of large orbit microwave devices, including large orbit gyrotrons and rotating beam free electron lasers. He has consulted for government agencies and private firms, received more than $40 million in grants and contracts, published more than 200 journal articles and book chapters, and presented many papers. Dr. Destler has also directed 18 masters and doctoral student theses and earned awards for his teaching. Dr. Destler earned a bachelor’s degree from Stevens Institute of Technology and a Ph.D. from Cornell University. Both degrees were in the field of applied physics.

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
(e) Corporate Governance, Code of Ethics, Director Independence
Role of the Board of Directors
All corporate authority resides in the board of directors as the representative of the shareholders. The board has delegated authority to management to implement Torvec’s mission of maximizing long-term shareholder value, while adhering to the laws of the jurisdictions where we operate and at all times observing the highest ethical standards.
Such delegated authority includes the authorization and approval of company projects and programs, the establishment of budgets for such projects and for the company as a whole, the mandate to engage in and implement fund-raising programs as well as the authority to hire consultants and employees and, except where explicitly retain by the board, the authority to terminate their services. The board retains responsibility to recommend candidates to the shareholders for election to the Board of Directors. The board retains responsibility for selection and evaluation of the chief executive officer, determination of senior management compensation, final approval of the annual budget, assurance of adequate systems, procedures and internal controls, as well as assisting in the preparation and approval of strategic plans. Additionally, the board provides advice and counsel to senior management on a regular basis.
All major decisions are considered by the board as a whole; however, the board has chosen to exercise certain of its responsibilities through committees of the board. The board has established three standing committees — an Audit Committee, a Nominating Committee, and a Governance and Compensation Committee. On July 8, 2005, the board temporarily created an Executive Committee, composed of a majority of its members and granted to it the full authority of the board, in accordance with and subject to the provisions of section 712 of the New York Business Corporation Law. On February 18, 2010, the board terminated the Executive Committee and created a Technology and Projects Committee with authority to oversee and coordinate all of the company’s programs and projects, establish and monitor budgets and expenditures for their execution and establish priorities for their completion.
It is the company’s policy that all directors attend the annual shareholders meeting. All persons who were directors on the date of the annual meeting of shareholders meeting held on January 28, 2010 attended such meeting except that Gary Siconolfi was absent due to illness.

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
The board of directors of the company met and/or took official action eleven (11) times during the year from January 1, 2009 through December 31, 2009. During this period, each incumbent director attended, either in person or by telephonic conference as permitted by the company’s Bylaws, approximately 100% of the total number of meetings held during the period for which he was a director and approximately 100% of the total number of meetings of the committees of the board on which he served during the period for which he was a member of such committee(s).
Director Independence
Under NASD’s rules applicable to listed companies, a majority of the board must be independent. This requirement means that a majority of the company’s board must be composed of persons who are not executive officers or employees of the company or who have a relationship with the company which, in the board’s opinion, would interfere with the exercise of independent judgment in carrying out his responsibilities as a director. In addition, a director can not be considered independent if he is compensated by the company for any reason other than for service rendered as a member of the board and/or its committees.
Based upon these independence standards and all of the relevant facts and circumstances, the board determined that Daniel R. Bickel, William W. Destler, Herbert H. Dobbs, Asher J. Flaum, Joseph B. Rizzo and Gary A. Siconolfi (constituting 6 members of an 8 person board) are independent. In making this determination, the board noted that none of these directors is an executive officer or employee of the company and that each is compensated by the company under its Nonmanagement Directors’ Plan and Commercializing Event Plan solely for service as members of the board and its committees. The board considered that while Mr. Rizzo is a partner in a law firm that has been engaged in representing the company in certain litigation during the past three years, such relationship does not impair his independence since the amount of fees paid by the company in any one year during such period did not exceed the greater of $200,000 or 5% of such law firm’s gross revenues. The board considered that while Asher J. Flaum is an affiliate of the company’s landlord, 1999 Mt. Read Blvd, LLC., such relationship does not impair his independence since the amount of fees paid by the company in any one year since the inception of the lease (April, 2008 to December 31, 2009) does not exceed the greater of $200,000 or 5% of such landlord’s gross revenues during such period.
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
Waivers or amendments of the code’s provisions are generally not permitted, may be granted only by the board of directors, and if granted, will be disclosed promptly by the company by posting the waiver or amendment on the company’s website and by filing a current report ( Form 8-K) with the Securities and Exchange Commission. There were no waivers of the code during the year ended December 31, 2009.

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
On November 9, 2004, the board adopted a Nominating Committee charter, a copy of which was attached to the company’s proxy statement filed in connection with the annual meeting of shareholders held in January, 2005. The Nominating Committee charter is on the company’s website at www.torvec.com.
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
Number of Meetings in 2009: 4
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
Number of Meetings in 2009: 2
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
Number of Meetings in 2009: 2
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
All members of the Committee are independent within the meaning of Rule 10A-3(b) (1)(ii) and Rule 4200(a)(15) promulgated by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. respectively.
The Executive Committee
Number of Members: 5
Members:
Gary A. Siconolfi (Chair)
Daniel R. Bickel
Herbert H. Dobbs
James Y. Gleasman
Keith E. Gleasman
Number of Meetings in 2009: None
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
On February 18, 2010, the board of directors dissolved the Executive Committee established by the board in July, 2005 due to changed circumstances and created a Projects and Finance Committee composed of management and engineer consultants with the following powers and authority delegated to such committee:
a) to prepare and submit to the board for its approval, an annual budget for each fiscal year no later than December 31 of the previous fiscal year, provided that the committee shall have been deemed to have fulfilled this requirement for the 2010 fiscal year by the presentation of the 2010 budget submitted for approval at this meeting;

b) to prepare and submit to the board for its approval a specific list of technology projects the company intends to accomplish for each fiscal year no later than December 31 of the previous fiscal year in accordance with the annual budget described above, provided that the committee shall have been deemed to have fulfilled this requirement for the 2010 fiscal year by the presentation of the 2010 project list submitted for approval at this meeting;
c) to oversee and monitor the accomplishment of the technology projects approved annually by the board, including for this purpose, the specific mandate that all company expenditures during each fiscal year shall be expended solely for the enumerated projects annually approved by the board in accordance with the budget annually approved by the board;
d) to designate at least one of its members with the authority and responsibility to approve all company purchase orders provided that any such approval shall be limited to purchase orders issued in connection with the technology projects annually approved by the board in accordance with the board approved annual budget;
e) to make recommendations to the board from time to time during the course of each fiscal year with respect to the continuation, amendment of, adjustment to or termination of any board-approved technology project due to the initiation of an additional or substitute technology project, economic conditions, unforeseen events or other circumstances, including all recommendations as to the nature and scope of each project, the timing with respect a project’s completion, the deliverables associated with each project and the dollars to be allocated to each project within the company’s overall annual budget;
f) to consider and make recommendations to the board with respect to additional or substitute technology projects during the course of each fiscal year if deemed appropriate for the success of the company’s commercialization efforts;
g) to designate at least one of its members with the authority and responsibility to approve the actual payment of all company payables incurred in connection with the implementation of each of the board approved technology projects in accordance with each annually board approved budget;
h) to mandate that no purchase order may be issued nor expenditure approved for payment unless such purchase order and/or expenditure pertains only to those technology projects approved by the board in accordance with the board approved annual budget, provided that the committee shall have the authority to recommend that additional projects or substitute projects be considered by the board for its approval during the course of any fiscal year if deemed appropriate for the success of the company’s commercializing efforts.
Compensation Committee Interlocks and Insider Participation
The Governance and Compensation Committee is composed of Gary A. Siconolfi, Daniel R. Bickel and Herbert H. Dobbs. None of these persons is a current or former employee of the company. Herbert H. Dobbs currently serves as a director and as the company’s secretary and Gary A. Siconolfi is currently chairman of the board of directors and a former secretary. None of these individuals serves as a member of the board of directors or as an executive officer of any company which provides services to the company.

Shareholder Communications
We encourage all shareholders to communicate with management and with our directors, including our independent directors. Any shareholder wishing to communicate directly with management should e-mail or address regular mail to:

Officer	Mailing Address	E-mail

James Y. Gleasman+++ Chief Executive Officer, Interim Chief Financial Officer	Torvec, Inc. Mt. Read Industrial Facility 1999 Mt. Read Blvd. Rochester, New York 14615	jgleasman@torvec.com

+++ Retired from such positions, effective March 14, 2010

Keith E. Gleasman President	Torvec, Inc. Mt. Read Industrial Facility 1999 Mt. Read Blvd. Rochester, New York 14615	kgleasman@torvec.com
Any shareholder wishing to communicate directly with any of our independent directors should e-mail him as follows:

Herbert H. Dobbs	dr.hh.dobbs@earthlink.net

Joseph Rizzo	josephrizzo@gallolaw.com

Daniel R. Bickel	dbickel@frontiernet.net

Gary A. Siconolfi	gary1015@rochester.rr.com

Asher J. Flaum	aflaum@flaummgt.com

William W. Destler	wwdpro@rit.edu

Regular mail may be addressed to:	Torvec Independent Directors c/o Torvec, Inc.

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
The company’s board of directors has acted to strengthen and improve its already strong corporate governance policies and practices as a result of the Act and Rules. A summary of formal policies the board has adopted to comply with Sarbanes-Oxley, the NASD Rules and to enhance shareholder confidence in the company and its management is found under the caption “Corporate Governance, Code of Ethics, Director Independence.”
A majority of the members of the company’s board of directors and of its executive committee are independent within the meaning of Rule 10A-3(b)(1)(ii) promulgated by the Securities and Exchange Commission and Rule 4200 (a) (15) promulgated by the National Association of Securities Dealers, Inc.

Item 11.	EXECUTIVE COMPENSATION
(a) Compensation Discussion and Analysis
The company is a development stage company which means that the company has not generated significant revenues on an ongoing basis. Since its inception in September, 1996, the company’s principal business activity has consisted of research, development and patenting its automotive technologies worldwide. Since inception through December 31, 2009, the company has relied primarily on monies generated by the sale of its common and Preferred equity to sustain its business. During 2008 and 2009, the company generated limited revenues from the sale of certain of its products. The board of directors has adopted and has consistently followed a policy to expend the proceeds of equity sales and any revenues generated by the sale of its products directly on the costs and expenses associated with the actual development and manufacture of its products (including the development of prototypes, pre-production and production-ready models, and the leasing of research and testing facilities).
Current Compensation Philosophy
In the light of the above described facts and circumstances, the board has developed a current compensation philosophy based upon the following elements:
• Effective January 1, 2008, the board of directors instituted a compensation plan for James and Keith Gleasman by which the company would compensate each of them for services performed and inventions and know-how transferred to the company at the rate of $300,000 per year. Actual payment of this compensation, or any portion thereof, was conditioned upon a board of director determination that the company had the requisite cash, after the complete funding of all ongoing company projects, to make payment.
• The company did not have the requisite cash available to pay the Gleasmans’ compensation under this arrangement from January 1, 2008 through August 17, 2009. On this date, each of the Gleasmans waived all of his rights and interest in and to the board-created compensation plan, including all of his rights and interest in and to the amount(s) under the plan accrued to such date. As a result of such waiver, of the $942,000 amount accrued under the plan at June 30, 2009, namely $900,000 was reclassified to equity as a contribution of services and $42,000 accrued under the plan for payroll taxes was recorded as a reduction to general and administrative expenses in the quarter ended June 30, 2009.
• For periods for which there is no compensation plan, the company recorded the estimated value of each of the Gleasman’s services rendered to the company as a contribution of services (estimated at $300,000 each per annum) under generally accepted accounting principles applicable to the company and is required under the same accounting principles to allocate the amount of such contribution between research and development expenses on the one hand and general and administrative on the other hand. For the year ended December 31, 2009, the company recorded $200,000 to research and development expense and $400,000 to general and administrative expense, based upon management’s estimate.
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
• the number of common shares to be issued in satisfaction of consultants’ invoices is to be calculated as of the date of the invoice or, in the case of retainer agreements, on the date(s) specified in the retainer agreement(s). With respect to calculating the number of shares to be issued under the Nonmanagement Directors’ Plan and to the company’s general counsel, the number of shares is to be calculated based upon the closing price of the company’s $.01 par value common stock on the last trading day of each calendar month immediately preceding the date of payment;
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

*	with respect to the compensation policies described above, effective March 14, 2010, James Y. Gleasman retired as the company’s chief executive officer and interim chief financial officer.

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
For purposes of the 2007 Event Plan, a commercializing event shall consist in any completed transaction, or series of completed transactions, regardless of form, structure or size and/or dollar amount by which the company and/or its shareholders derive or are expected to derive dollars from a public or private source which the board, in its judgment, deems significant under the terms of the transaction and/or the terms of any agreement or working arrangement entered into by the company. Payments to be made to participants with respect to each given commercializing event shall be made in full upon the finalization of the commercializing event even if the company is to be paid in installments or some other type of arrangement actually deferring the receipt of cash. Where payments are to be made pursuant to an arrangement, such as a license or supply contract, where the aggregate consideration to be received by the company as the result of the commercializing event is not stated, the aggregate dollar-value ascribed to the license, supply contract or similar instrument based upon an estimate of the total dollars to be received over the term of the instrument shall be utilized for purposes of fixing the gross dollars to be derived from the commercializing event.
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
On February 18, 2010, the board of directors modified the 2007 Event Plan by adjusting the formula for determining the number of common shares issuable under the plan for commercializing events not involving the complete sale of the company and/or its assets. Prior to the board’s modification, the denominator for determining the number of common shares was fixed at $3.00 a share, regardless of the trading price of the company’s common stock from time to time. As modified, the denominator shall equal the price of the company’s common stock using the two hundred day moving average of closing prices for such common stock ending thirty (30) days immediately prior to the announcement date of a commercializing event
The company issued an aggregate 12,061 common shares with a value upon issuance of $36,000 to participants under the 2007 Event Plan for the year ended December 31, 2008 for commercializing events occurring during the year 2008.
The company issued an aggregate 4,669 common shares with a value upon issuance of $14,000 to participants under the 2007 Event Plan for the year ended December 31, 2009 for commercializing events occurring during the year 2009.

The company accounts for the settlement of its commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of its business consulting shares under ASC 505-50 (Previously known as FASB Statement 123® “Share Based Payment”), provided that there are sufficient shares available under the business consulting plan. Under ASC 505-50, the company measures commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, the company will follow the provisions of ASC 815-40 (Previously known as: EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under ASC 815-40, the company will record a liability instrument for the resulting changes in fair value from the date due to the end of each reporting period until such liability is satisfied.
In 2007, certain engineering consultants agreed to cancel 445,000 warrants issued in 2005 and 2006 in exchange for their participation in the 2007 Event Plan. The exchange of the warrants for the participation rights in a commercializing event did not result in an accounting charge. The warrants at the date of the exchange were considered to have no value because the underlying condition for vesting the warrants was not satisfied. The company determined that the fair value of the rights to be de minimis at the date of the exchange based upon management’s estimate.
On March 28, 2008, the board of directors approved the grant of an aggregate 195,000 common stock warrants exercisable until December 1, 2016 at $5.00 per share to two engineer consultants in lieu of their participation in the 2007 Event Plan. The company valued the warrants at $249,000 using the Black-Scholes option/pricing model and charged operations.

SUMMARY COMPENSATION TABLE FOR YEARS
ENDED DECEMBER 31, 2007, 2008 and 2009

								Change in
								Pension Value
								and
							Non-	Nonqualified
							Equity	Deferred	All
Name and				Stock		Option	Incentive	Compensation	Other
Principal		Salary	Bonus	Awards		Awards	Plan Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)		($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)

Keith E. Gleasman,	07	$0	$0	$0		$0	$0	$0	$0	$0
President(1)	08	$0	$0	$3,014	(4)	$0	$0	$0	$0	$0	(4)
	09	$0	$0	$1,167	(4)	$0	$0	$0	$	1,167	(4)

James Y. Gleasman,	07	$0	$0	$0		$0	$0	$0	$0	$0
Chief Executive	08	$0	$0	$3,014	(4)	$0	$0	$0	$0	$3,014	(4)
Officer, Interim	09	$0	$0	$1,167	(4)	$0	$0	$0	$	1,167	(4)
Chief Financial Officer(2)

Richard B. Sullivan	07	$0	$0	$0		$0	$0	$0	$129,500	$129,000
General Counsel(3)	08	$0	$0	$3,014	(4)	$0	$0	$0	$144,000	$144,000	(4)
	09	$0	$0	$1,167	(4)	$0	$0	$0	$160,417	161,584

(1)	Mr. Keith E. Gleasman served as president for the years ended December 31, 2007, 2008 and 2009. For the year ended December 31, 2008, Mr. Gleasman was paid 1,005 business consultants shares and for the year ended December 31, 2009, Mr. Gleasman was paid 389 business consultants share, all under the company’s commercializing event plan. At issuance, such shares had a value of $3,014 and $1,167, respectively.

Under compensation plan established for Mr. Gleasman by the board of directors, effective January 1, 2008, Mr. Gleasman’s annual compensation is $300,000, payable only if the company has sufficient cash to pay all or any portion of such amount. The company did not have cash to pay such compensation for the years ended December 31, 2009, 2008 and 2007. On August 17, 2009, Mr. Gleasman waived all of his rights and interest in and to the board-created compensation plan, including all of his rights and interest in and to the amount(s) under the plan accrued to such date.

(2)	Mr. James Y. Gleasman served as chief executive officer and interim chief financial officer for the years ended December 31, 2007, 2008 and 2009. For the year ended December 31, 2008, Mr. Gleasman was paid 1,005 business consultants shares and for the year ended December 31, 2009, Mr. Gleasman was paid 389 business consultants share, all under the company’s commercializing event plan. At issuance, such shares had a value of $3,014 and $1,167, respectively.

Under a compensation plan established for Mr. Gleasman by the board of directors, effective January 1, 2008, Mr. Gleasman’s annual compensation is $300,000, payable only if the company has sufficient cash to pay all or any portion of such amount. The company did not have cash to pay such compensation for the years ended December 31, 2009, 2008 and 2007. On August 17, 2009, Mr. Gleasman waived all of his rights and interest in and to the board-created compensation plan, including all of his rights and interest in and to the amount(s) under the plan accrued to such date.

James Y. Gleasman retired as the company’s chief executive officer and interim chief financial officer effective March 14, 2010.

(3)	Mr. Sullivan served as the company’s general counsel for the years ended December 31, 2007, 2008 and 2009. He is paid a consulting fee monthly in business consultants stock based upon the closing price of the company’s common stock as of the last day of the previous month. The amount of Mr. Sullivan’s consulting fee is determined by the board of directors from time to time. As a participant in the company’s commercializing event plan, for the year ended December 31, 2008, Mr. Sullivan was paid 1,005 business consultants shares and for the year ended December 31, 2009, Mr. Sullivan was paid 389 business consultants shares, all under the company’s commercializing event plan. At issuance, such shares had a value of $3,014 and $1,167, respectively. On February 18, 2010, the board of directors approved increasing the consultant fee paid to its general counsel to $225,000 per annum, retroactive to January 1, 2010. Such consultant fee is payable in business consultants shares of the company’s common stock.

(4)	Represents payments made in accordance with company’s commercializing event plan during years ended December 31, 2009 and 2008.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

	Option Award						Stock Awards
Equity
Incentive
Plan
Awards:
Number
			Equity					Market	of
			Incentive Plan					Value of	Unearned
			Awards:				Number	Shares	Shares,	Equity Incentive
	Number of	Number of	Number				of Shares	or Units	Units or	Plan Awards:
	Securities	Securities	of Securities				or Units of	of Stock	Other	Market or Payout
	Underlying	Underlying	Underlying				Stock	That	Rights	Value of Unearned
	Unexercised	Unexercised	Unexercised	Option			That Have	Have	That Have	Shares, Units or
	Options	Options	Unearned	Exercise	Option		Not	Not	Not	Other Rights That
	(#)	(#)	Options	Price	Expiration		Vested	Vested	Vested	have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date		(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
James Y. Gleasman	39,575	0	0	$5.00	2013	(1)	0	$0	0	$0

Keith E. Gleasman	31,818	0	0	$5.00	2013	(2)	0	$0	0	$0

(1)	39,575 common stock purchase options exercisable for ten years at $5.00 per common share expire on December 21, 2013.

(2)	31,818 common stock purchase options exercisable for ten years at $5.00 per common share expire on December 21, 2013.

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2009

					Change in Pension
	Fees				Value and
	Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Daniel R. Bickel (1)	$0	40,227	$0	$0	$0	$0	$40,227

Herbert H. Dobbs (2)	$0	27,627	$0	$0	$0	$0	$27,627

Joseph B. Rizzo (3)	$0	32,982	$0	$0	$0	$0	$32,982

Gary A. Siconolfi (4)	$0	126,167	$0	$0	$0	$0	$126,167

Asher J. Flaum(5)	$0	27,627	$0	$0	$0	$0	$27,627

William Destler(6)	$0	0	$0	$0	$0	$0	$0

(1)	Daniel R. Bickel was paid $26,460 in business consultants shares for services rendered during 2009 as a director and $12,600 in business consultants shares for services rendered in 2009 as chairman of the company’s audit committee. In 2009, he was paid 389 common shares with a value at issuance of $1,167 under the company’s commercializing event plan.

(2)	Herbert H. Dobbs was paid $26,460 in business consultants shares for services rendered during 2009 as a director. In 2009, he was paid 389 common shares with a value at issuance of $1,167 under the company’s commercializing event plan.

(3)	Joseph B. Rizzo was paid $26,460 in business consultants shares for services rendered during 2009 as a director and $5,355 in business consultants shares for services rendered in 2009 as chairman of the company’s nominating committee. In 2009, he was paid 389 common shares with a value at issuance of $1,167 under the company’s commercializing event plan.

(4)	Gary A. Siconolfi was paid $125,000 in business consultants shares for services rendered during 2009 as a director, chairman of the board, chairman of the company’s executive committee and chairman of the company governance and compensation committee. In 2009, he was paid 389 common shares with a value at issuance of $1,167 under the company’s commercializing event plan. On February 18, 2010, the board of directors approved increasing the consultant fee paid to its chairman of the board to $175,000 per annum, retroactive to January 1, 2010. Such consultant fee is payable in business consultant shares of the company’s common stock.

(5)	Asher J. Flaum was paid $26,460 in business consultants shares for services rendered in 2009 as a director. In 2009, he was paid 389 common shares with a value at issuance of $1,167 under the company’s commercializing event plan.

(6)	William Destler has agreed to serve as a director without compensation.

(a) Discussion of Director Compensation
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

Daniel R. Bickel, Herbert H. Dobbs, Joseph B. Rizzo, Gary A. Siconolfi and David M. Flaum until his resignation on October 10, 2008 were each eligible to participate in the Nonmanagement Directors’ Plan in 2008. As a result of his election to the board on October 10, 2008, Asher J. Flaum became eligible to participate in the plan.
As a result of his election to the board on September 15, 2009, William W. Destler became eligible to participate in the plan. Dr. Destler voluntarily has waived his right to receive benefits under the plan.
Keith E. Gleasman and James Y. Gleasman were not eligible to participate since they are executive officers of the company. James Y. Gleasman retired as a member of the board of directors and as the company’s chief executive officer and interim chief financial officer effective March 14, 2010.
2) Participation in 1998 Stock Option Plan
On December 1, 1997, the company’s board of directors adopted the company’s 1998 Stock Option Plan pursuant to which officers, directors, key employees and/or consultants of the company may be granted incentive stock options and/or non-qualified stock options to purchase up to an aggregate 1998 Stock Option Plan. On December 17, 1998, the company registered the shares reserved for issuance under the 1998 Stock Option Plan under the Securities Act of 1933.
of 2,000,000 shares of the company’s common stock. On May 27, 1998, the company’s shareholders approved the With respect to incentive stock options, the Stock Option Plan provided that the exercise price of each such option must be at least equal to 100% of the fair market value of the common stock on the date that such option is granted (110% of fair market value in the case of shareholders who, at the time the option is granted, own more than 10% of the total outstanding common stock), and required that all such options have an expiration date not later than the date which is one day before the tenth anniversary of the date of the grant of such options (or the fifth anniversary of the date of grant in the case of 10% shareholders). However, in the event that the option holder ceases to be an employee of the company, such option holder’s incentive options immediately terminate. Pursuant to the provisions of the Stock Option Plan, the aggregate fair market value, determined as of the date(s) of grant, for which incentive stock options are first exercisable by an option holder during any one calendar year cannot exceed $100,000.
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
As of December 31, 2009, current and former officers and directors held 396,393 common stock options, exercisable until 2013 at $5.00 per share.
The Stock Option Plan terminated on May 27, 2009. Consequently, no new options will be granted under the Stock Option Plan although 641,848 outstanding options remain exercisable in accordance with their terms.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Security Ownership — Common Stock
The following table presents information concerning the beneficial ownership of the shares of our common stock as of December 31, 2009 by:
•	each person who is known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 35,808,312 shares of common stock outstanding as of December 31, 2009. Beneficial ownership is determined under rules promulgated by the Securities and Exchange Commission. Shares of common stock subject to options that are exercisable on December 31, 2009 or exercisable within 60 days thereafter are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of calculating the number of shares beneficially owned and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of calculating the percentage ownership of any other person. Except as indicated in the footnotes to this table, these persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

	Number of		Percent of
Name and Address of	Shares		Shares
Beneficial Owner	Owned		Owned
Margaret F. Gleasman	2,310,314	(1)	6.5%
11 Pond View Drive Pittsford, NY 14534

(1)	Includes 95,455 common shares which may be purchased through the exercise of a ten year option granted on January 5, 2004 all exercisable at $5.00 per common share.

		Number of		Percent of
Name and Address of		Shares		Shares
Beneficial Owner	Position	Owned		Owned
Gary A. Siconolfi	Chairman of the Board	405,498	(1)	1.14%
325 VanVoorhis Avenue Rochester, New York 14617
James Y. Gleasman+++	Chief Executive Officer, Interim	5,884,013	(2)	15.37%
11 Pond View Drive	Chief Financial Officer, Director
Pittsford, New York 14534
Keith E. Gleasman	President	9,328,273	(3)	23.34%
11 Pond View Drive	Director
Pittsford, New York 14534
Herbert H. Dobbs	Secretary	397,469		1.12%
48 West Maryknoll Road	Director
Rochester Hills, Mich. 48309
Daniel R. Bickel	Director	135,723	(4)	less than 1%
39 Whippletree Road Fairport, New York 14450
Joseph B. Rizzo	Director	12,004		less than 1%
39 State Street, Suite 700 Rochester, New York 14614
Asher J. Flaum	Director	441,211	(5)	1.23%
39 State Street Rochester, New York 14614
William W. Destler		20,000		Less than 1%
One Lomb Memorial Drive Rochester, New York 14623
All Directors and Executive Officers as a Group		13,518,693	(6)

(1)	Includes 100,000 common shares which may be purchased through the exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share.

(2)	Includes 39,575 common shares which may be purchased through the exercise of a ten year option granted on January 5, 2004, exercisable at $5.00 per share. Includes 1,400,000 common shares held by the Vernon E. Gleasman Grandchildren’s Trust and 1,400,000 common shares held by the Margaret F. Gleasman Grandchildren’s Trust of which Mr. Gleasman is co-trustee. Mr. Gleasman retired, effective March 14, 2010, as a director and as the company’s chief executive officer and interim chief financial officer. PLS. NOTE ADDITION

(3)	Includes 31, 818 common shares which may be purchased through the exercise of a ten year option granted on December 22, 2003 exercisable at 5.00 per share. Includes 30, 000 common shares owned by Mr. Gleasman’s son. Includes 1,400,000 common shares held by the Vernon E. Gleasman Grandchildren’s Trust and 1,400,000 common shares held by the Margaret F. Gleasman Grandchildren’s Trust of which Mr. Gleasman is co-trustee. Includes 1,666,666 shares held by the James Y. Gleasman Children’s Trust of which Mr. Gleasman is co-trustee.

(4)	Includes 25,000 common shares which may be purchased through the exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share. Includes 29,750 common shares which may be purchased at $.01 per common share through the exercise of warrants issued under the Nonmanagement Directors Plan.

(5)	Includes 400,000 common shares which may be purchased through the exercise of ten year warrants exercisable at $3.27 per common share. Mr. Flaum’s shares and warrants are owned directly by a company of which Mr. Flaum is a principal.

(6)	Includes an aggregate 196,393 common shares which may be purchased through the exercise of options, all of which are exercisable at $5.00 per share; 1,400,000 common shares held by the Vernon E. Gleasman Grandchildren’s Trust; 1,400,000 common shares held by the Margaret F. Gleasman Grandchildren’s Trust; and 1,666,666 common shares held by the James Y. Gleasman Children’s Trust. Includes 29,750 common stock warrants issued under the Nonmanagement Directors Plan exercisable at $.01 per common share. Includes 400,000 common stock warrants exercisable at $3.27 per common share. Includes 30,000 common shares owned by Keith E. Gleasman’s son. The 2,800,000 common shares owned by the Vernon and Margaret Gleasman Grandchildren’s Trusts are counted only once for this calculation.
Security Ownership — Preferred Stock
No director, executive officer and/or 5% shareholder owns any of our Class A Preferred.
Mrs. Margaret F. Gleasman, an owner of more than 5% of the company’s common stock, owns 5,000 Class B Preferred.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Transactions
(1)	During the ten plus years prior to the incorporation of the company, Vernon E., Keith E. and James Y. Gleasman invented and patented numerous improvements relating to drive mechanisms for tracked vehicles, transmissions, hydraulic pumps/motors, a unique form of gearing, universal joints, and constant velocity joints as disclosed in such patents. Upon the company’s incorporation, the Gleasmans assigned all of their right, title and interest to and in such inventions and patents to the company in exchange for the issuance of 16,464,400 shares of the company’s common stock and the agreement of the company to pay the Gleasmans the sum of $365,000 for expenditures in the development of these inventions and products, the Gleasmans having agreed to waive and release the company from payment of any other expenses that they had incurred in the development of these inventions and products. The board of directors of the company concluded that the value of the inventions, patents and patent applications assigned to the company, as well as the value of the services rendered, had a value in excess of the par value of the number of shares transferred to the assignors and service providers, respectively. Shares issued are fully paid and nonassessable.

(2)	On December 1, 1997, the company entered into three-year consulting agreements with Vernon, Keith and James Gleasman (major stockholders, directors and officers) whereby each was obligated to provide services to the company in exchange for compensation of $12,500 each per month. In 1997 the company granted each Vernon, Keith and James Gleasman 25,000 nonqualified common stock options, exercisable immediately at $5.00 per common share for ten years.

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

The company’s consulting agreements with Vernon, Keith and James Gleasman expired on December 1, 2003 and were not renewed.

(3)	Effective January 1, 2008, the board of directors instituted a compensation plan for James and Keith Gleasman by which the company would compensate each of them for services performed and inventions and know-how transferred to the company at the rate of $300,000 per year. Actual payment of this compensation, or any portion thereof, was conditioned upon a board of director determination that the company had the requisite cash, after the complete funding of all ongoing company projects, to make payment.

The company did not have the requisite cash available to pay the Gleasmans’ compensation under this arrangement from January 1, 2008 through August 17, 2009, the date on which each of the Gleasmans waived all of his rights and interest in and to the board-created compensation plan, including all of his rights and interest in and to the amount(s) under the plan accrued to such date. As a result of such waiver, of the $942,000 amount accrued under the plan at June 30, 2009, $900,000 was reclassified to equity as a contribution of services and $42,000 accrued under the plan for payroll taxes was recorded as a reduction to general and administrative expenses in the quarter ended June 30, 2009.

For periods for which there is no compensation plan, the company is required to record the estimated value of each of the Gleasman’s services rendered to the company (estimated at $300,000 each per annum) as a contribution of services under generally accepted accounting principles applicable to the company and is required under the same accounting principles to allocate the amount of such contribution between research and development expenses on the one hand and general and administrative on the other hand. For the year ended December 31, 2009, the company recorded $200,000 to research and development expense and $400,000 to general and administrative expense, based upon management’s estimate.

Mr. James Y. Gleasman retired as the company’s chief executive officer, interim chief financial officer and member of the board of directors effective March 14, 2010.

(4)	During the years ended December 31, 2009 and 2008, the company paid in business consultant common shares or cash $94,700 and $93,600 respectively, to a member of the Gleasman family for administrative, technological and engineering consulting services. Management believes this compensation is reasonable.

(5)	During the years ended December 31, 2009 and 2008, the company paid in business consultant common shares or cash $87,700 and $91,290 to a family member of its general counsel for engineering services rendered to the company. Management believes this compensation is reasonable.

(6)	On September 14, 2007, the company moved its executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, in which Asher J. Flaum, a company director is a partner. On April 28, 2008, the company’s board of directors approved the terms of a lease and such lease was executed on April 29, 2008.

(7)	On June 29, 2000, the company granted an exclusive world-wide license of all its automotive technologies to Variable Gear, LLC for the aeronautical and marine markets for $150,000 cash. The company recorded the receipt of the $150,000 as deferred revenue to be recognized when all conditions for earning such fees are complete. At the time of its formation and through June 6, 2007 when his interest was purchased, Robert C. Horton, a company shareholder, owned 51% of Variable Gear, LLC. On June 6, 2007, the company purchased Mr. Horton’s entire interest in Variable Gear for 5,000 shares of common stock for $19,250. The company recognized the deferred revenue of $150,000 as other income and recorded an impairment of the goodwill of $19,250, since there were no operations of the entity since inception.

(8)	During the year ended December 2005, the company issued 90,000 common shares as rent for the company’s use of a facility owned by a stockholder valued at approximately $259,000 based upon the fair market value of the common stock on the date of issuance. This arrangement terminated effective February 28, 2006 when the company moved to a new facility.

(9)	During the year ended December 31, 2005, the company incurred approximately $298,000 for non-legal consulting services provided to the company by one of its outside counsel. This arrangement terminated on December 16, 2005.

(10)	On August 18, 2006, the company granted 400,000 nonqualified common stock warrants valued at approximately $1,237,000 to a company one member of which is a director. The warrants are immediately exercisable at $3.27 per common share for a period of ten years.

(11)	On June 19, 2006, the company awarded an aggregate 360,000 nonqualified common stock warrants valued at approximately $629,000 to a director for additional services rendered by such director as chairman of the board’s executive committee during 2006.

(12)	On August 17, 2005, the company repaid $28,000 indebtedness to a stockholder by issuing 11,667 restricted common shares, such number of shares based upon the closing price of the company’s common stock on August 16, 2005.

(13)	On April 28, 2008, the board of directors approved a one-time payment to its chairman of the governance and compensation committee of $46,000 for special services rendered in connection with required compliance under the Sarbanes-Oxley Act. This amount was paid by the issuance of 19,167 common shares valued as of the closing price on April 28, 2008. The company charged $46,000 to operations in connection with such services.
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
Principal Accountant Fees and Services
Audit Fees
Eisner LLP served as the company’s independent registered public accounting firm for the years ended December 31, 2009 and 2008. The aggregate amount the company paid for professional services rendered by Eisner LLP for the audit of the company’s annual consolidated financial statements included in the company’s annual report on Form 10-K, for the review of the company’s consolidated financial statements included in the company’s quarterly reports on Form 10-Q, and for services normally provided in connection with statutory and regulatory filings or engagements for each of those two years was:

2009	2008
$147,000	$120,000
Audit-Related Fees
The Company did not engage Eisner LLP for any audit related fees for the years ended December 31, 2009 and 2008.
Tax Fees
The company did not engage Eisner LLP for any tax services for the years ended December 31, 2009 and 2008.
All Other Fees
The company did not engage Eisner LLP for any other services for the years ended December 31, 2009 and 2008.

Total Fees
The company paid incurred a total of $147,000 for the year ended December 31, 2009 in audit fees, compared to approximately $120,000 in 2008. The shareholders approved the Audit Committee’s appointment of Eisner LLP as the company’s independent registered public accounting firm for the year ended December 31, 2009 at the annual meeting of shareholders held on January 28, 2010.
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

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

	2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.

(3)	Articles of Incorporation, By-laws

	3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A , Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

	3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

	3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

	3.5	Certificate of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.

	3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing authorized common shares from 40,000,000 to 400,000,000.

(4)	Instruments defining the rights of holders including indentures

None

(9)	Voting Trust Agreement

None

(10)	Material Contracts

	10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

	10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, and April 20, 2004 respectively;

	10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;

	10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

	10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

	10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;

	10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

	10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

	10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

	10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

	10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

	10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

	10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

	10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

	10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

	10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;

10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;

10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;

10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;

10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31,2004;

10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;

10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;

10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steven Urbanik, Floyd G. Cady,Jr., and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.43	Consultant Agreement with Steven Urbanik, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004 Incorporated by reference to annual report (Form 10-KSB) filed for the year ended December 31, 2005;

10.47	Minutes of meeting of Board of Directors dated October 13, 2006 creating the Commercializing Event Plan, modifying the Nonmanagement Directors Plan. increasing the number of authorized shares to be issued under Business Consultants Plan and recommending shareholder approval of increase in number of authorized common shares from 40,000,000 to 400,000,000;

10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm incorporated by reference to Current Report (Form 8-K) filed on June 20, 2006;

10.49	Agreement with American Continental Group, LLC dated October 27, 2006 incorporated by reference to Current Report (Form 8-K) filed October 30, 2006;

10.50	New York State School Bus Proposal incorporated by reference to Form 10-Q filed for quarter ended March 31, 2006;

10.51	Order of Supreme Court of the State of New York directing the Monroe County, New York Clerk to release back to the company 40,000 common shares and 245,000 common stock warrants issued to a management consulting firm with which the company is in litigation and held in escrow by such Clerk by virtue of a previous court order and which order directed the return to the company of a $250,000 (less administrative fee) undertaking deposited with the Monroe County, New York Treasurer in connection with the same litigation, incorporated by reference to quarterly report (Form 10-Q) filed for the quarter ended March 31, 2007;

10.52	License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, LLC made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology from Torvec to Ice Engineering, incorporated by reference to current report (Form 8-K) filed July 18, 2007;

10.53	License Agreement by and between High Density Powertrain and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;

10.54	Consulting Agreement by and between Clifford Carlson and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;

10.55	Minutes of meeting of Governance and Compensation Committee dated February 19, 2007 establishing compensation for the company’s president and chief executive officer and amending the company’s commercializing event plan;

10.56	Consulting Agreement by and between Capital Campaigns, Inc. and Torvec, dated February 6, 2009;

10.57	Settlement and Release Agreement by and between CXO on the GO of Delaware LLC, et. al. and Torvec, Inc. et.al. dated March 6, 2009;

(11)	Statement re computation of per share earnings (loss)

Not applicable

(14)	Code of Ethics

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

TORVEC, INC.
Date: March 31, 2010	By:	/s/ James Y. Gleasman
James Y. Gleasman,
Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2010	By:	/s/ James Y. Gleasman James Y. Gleasman, Chief Executive Officer, Interim Chief Financial Officer and Director

Dated: March 31, 2010	By:	/s/ Keith E. Gleasman Keith E. Gleasman, President and Director

Dated: March 31, 2010	By:	/s/ Herbert H. Dobbs Herbert H. Dobbs, Secretary and Director

Dated: March 31, 2010	By:	/s/ Daniel R. Bickel Daniel R. Bickel, Director

Dated: March 31, 2010	By:	/s/ Joseph R.Rizzo Joseph R. Rizzo, Director

Dated: March 31, 2010	By:	/s/ Asher J. Flaum Asher J. Flaum, Director

Dated: March 31, 2010	By:	/s/ Gary A. Siconolfi Gary A. Siconolfi, Director

Dated: March 31, 2010	By:	/s/ William W. Destler William W. Destler Director

EXHIBIT INDEX

EXHIBIT			PAGE
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

	2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.	N/A

(3)	Articles of Incorporation, By-laws

	3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	N/A

	3.5	Certificate of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.	N/A

	3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing authorized common shares from 40,000,000 to 400,000,000.	N/A

(4)	Instruments defining the rights of holders including indentures

	None		N/A

(9)	Voting Trust Agreement

	None		N/A

(10)	Material Contracts

	10.1	Certain Employment Agreements, Consulting Agreements, certain assignments of patents, patent properties, technology and know-how to the Company, Neri Service and Space Agreement and Ford Motor Company Agreement and Extension of Term, all incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;	N/A

	10.2	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;	N/A

EXHIBIT			PAGE

	10.3	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999 as amended by reference to Form S-8 Registration Statement registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000 and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003 and April 20, 2004 respectively;	N/A

	10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 1999;	N/A

	10.5	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;	N/A

	10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	N/A

	10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;	N/A

	10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

	10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

	10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;	N/A

	10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

	10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

	10.13	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.) dated December 8, 2000, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;	N/A

	10.14	Employment Agreement with Michael Martindale, Chief Executive Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.15	Employment Agreement with Jacob H. Brooks, Chief Operating Officer, dated August 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

EXHIBIT			PAGE

	10.16	Employment Agreement with David K. Marshall, Vice-President of Manufacturing, dated September 1, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.17	Investment Banking Services Agreement with Swartz Institutional Finance (Dunwoody Brokerage Services, Inc.), as amended, dated October 23, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.18	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;	N/A

	10.19	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.20	Gleasman-Steenburgh Indemnification Agreement dated April 9, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.21	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;	N/A

	10.22	Billow Butler & Company, LLC investment banking engagement letter dated October 1, 2003, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2003;	N/A

	10.23	Letter of Acknowledgement and Agreement with U.S. Environmental Protection Agency dated February 4, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

	10.24	Letter Agreement with CXO on the GO, L.L.C. dated February 20, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

EXHIBIT			PAGE

	10.25	Letter Amendment with CXO on the GO, L.L.C. dated February 23, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2003;	N/A

	10.26	Lease Agreement for premises at Powder Mills Office Park, 1169 Pittsford-Victor Road, Suite 125, Pittsford, New York 14534, dated July 16, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;;	N/A

	10.27	Lease Agreement for testing facility and Mustang dynamometer, dated July 21, 2004; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

	10.28	Advisory Agreement with PNB Consulting, LLC, 970 Peachtree Industrial Blvd., Suite 303, Suwanee, Georgia 30024; incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2004;	N/A

	10.29	Agreement between Torvec and ZT Technologies, Inc. dated July 21, 2004, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;	N/A

	10.30	Assignment and Assumption of Lease between William J. Green and Ronald J. Green and Torvec, Inc. effective as of December 31, 2004, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

	10.31	Bill of Sale between Dynamx, Inc. and Torvec, Inc. for equipment and machinery, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

	10.32	Lease and Services Agreement between Robert C. Horton as Landlord and Torvec, Inc. as Tenant dated March 18, 2005, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2004;	N/A

	10.33	Settlement Agreement and Mutual Release between Torvec, Inc. and ZT Technologies, Inc. dated March 29, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

	10.34	Advisory Agreement between Robert C. Horton and Torvec, Inc. dated February 15, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

	10.35	Lease and Services Agreement between Dennis J. Trask as Landlord and Torvec, Inc. as Tenant dated April 18, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended March 31, 2005;	N/A

	10.36	Consulting Agreement with Matthew R. Wrona, dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

	10.37	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;	N/A

	10.38	Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steve Urbanik, Floyd G. Cady, Jr. and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.39	Consultant Agreement with Floyd G. Cady, Jr., dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

EXHIBIT			PAGE

	10.40	Consultant Agreement with Lawrence W. Clark, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.41	Consultant Agreement with Donald W. Gabel, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.42	Consultant Agreement with Michael A. Pomponi, dated October 1, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.44	Consultant Agreement with Kiwee Johnson, dated September 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.45	Confidentiality Agreement with Joseph B. Rizzo, dated October 24, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;	N/A

	10.46	Minutes of meeting Board of Directors Torvec, Inc., held October 19, 2004 incorporated by reference to annual report (Form 10-KSB) filed for the year ended December 31, 2005;	N/A

	10.47	Minutes of meeting of Board of Directors dated October 13, 2006 creating the Commercializing Event Plan, modifying the Nonmanagement Directors Plan. increasing the number of authorized shares to be issued under Business Consultants Plan and recommending shareholder approval of increase in number of authorized common shares from 40,000,000 to 400,000,000;	N/A

	10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm incorporated by reference to Current Report (Form 8-K) filed on June 20, 2006;	N/A

	10.49	Agreement with American Continental Group, LLC dated October 27, 2006 incorporated by reference to Current Report (Form 8-K) filed October 30, 2006;	N/A

	10.50	New York State School Bus Proposal incorporated by reference to Quarterly Report (Form 10-Q) filed March 31, 2006;

	10.51	Order of Supreme Court of the State of New York directing the Monroe County, New York Clerk to release back to the company 40,000 common shares and 245,000 common stock warrants issued to a management consulting firm with which the company is in litigation and held in escrow by such Clerk by virtue of a previous court order and which order directed the return to the company of a $250,000 (less administrative fee) undertaking deposited with the Monroe County, New York Treasurer in connection with the same litigation, incorporated by reference to quarterly report (Form 10-Q) filed for the quarter ended March 31, 2007;	N/A

	10.52	License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, LLC made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology from Torvec to Ice Engineering, incorporated by reference to current report (Form 8-K) filed July 18, 2007;	N/A

	10.53	License Agreement by and between High Density Powertrain and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;	N/A

EXHIBIT			PAGE

	10.54	Consulting Agreement by and between Clifford Carlson and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;	N/A

	10.55	Minutes of meeting of Governance and Compensation Committee dated February 19, 2007 establishing compensation for the company’s president and chief executive officer and amending the company’s commercializing event plan;	N/A

	10.56	Consulting Agreement by and between Capital Campaigns,Inc. and Torvec, Inc., dated February 6, 2009;	N/A

	10.57	Settlement and Release Agreement by and between CXO on the GO of Delaware,LLC,et. al. and Torvec, Inc. et. al., dated March 6, 2009;	N/A

Not applicable

(14)	Code of Ethics		N/A

(16)	Letter on change in certifying accountant

None

(18)	Letter re change in accounting principles

None

(20)	Other documents or statements to security holders

None

(21)	Subsidiaries of the registrant

Ice Surface Development, Inc. (New York)

Iso-Torque Corporation (New York)

IVT Diesel Corp. (New York)

Variable Gear, LLC (New York)

(22)	Published report regarding matters submitted to vote of security holders None

(23)	Consents of experts and counsel

(23.1)	Eisner LLP Consent		65

(24)	Power of attorney

None

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications		66

(32)	Section 1350 Certifications		67

(99)	Additional exhibits

None