Form 10-Q
period 2010-03-31
TORVEC INC
filed 2010-05-17
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	May 17, 2010

Common Stock, $.01 par value	36,817,617

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets — March 31, 2010 (Unaudited) and December 31, 2009	3

Condensed Consolidated Statements of Operations—Three months Ended March 31, 2010 and 2009 and September 25, 1996 (Inception) through March 31, 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows — Three months Ended March 31, 2010 and 2009 and September 25, 1996 (Inception) through March 31, 2010 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	25-29

SIGNATURE PAGE	30

EXHIBIT INDEX	30

Exhibit 31.1
Exhibit 32

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS
Current assets:
Cash	$757,000	$41,000
Prepaid expenses and other receivables	8,000	111,000

Total current assets	765,000	152,000

Property and Equipment:
Office equipment	68,000	68,000
Shop equipment	139,000	139,000
Leasehold improvements	213,000	213,000
Transportation equipment	106,000	106,000

	526,000	526,000
Less accumulated depreciation and amortization	(314,000)	(299,000)

Net property and equipment	212,000	227,000

Total Assets	$977,000	$379,000

LIABILITIES
Current liabilities:
Notes payable, current portion	$15,000	$20,000
Accounts payable	214,000	255,000
Accrued liabilities	368,000	451,000
Due to related party	11,000	22,000
Deferred income	28,000	828,000

Total current liabilities	636,000	1,576,000

Deferred rent expense	25,000	29,000
Notes payable, net of current portion	8,000	9,000

Total liabilities	$669,000	$1,614,000

Commitments and contingencies (Note F)

STOCKHOLDERS’ CAPITAL EQUITY (DEFICIT)
Preferred stock, $.01 par value, 100,000,000 shares authorized
3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share, per annum, March 31, 2010 and December 31, 2009: 655,851 and 655,851 shares issued and outstanding, respectively (liquidation preference $3,907,076 and $3,841,491, respectively)

300,000 designated as Class B, Non-voting , convertible, cumulative dividend $.50 per share, per annum, March 31, 2010 and December 31, 2009: 77,500 and 77,500 shares issued and outstanding, respectively (liquidation preference $562,483 and $552,795,respectively)	7,000	7,000
Common stock, $.01 par value, 405,000,000 shares authorized, 36,480,367 and 35,811,192 issued and outstanding, at March 31, 2010 and December 31, 2009, respectively	365,000	358,000
Additional paid-in capital	52,098,000	51,613,000
Deficit accumulated during the development stage	(52,162,000)	(53,213,000)

Total Torvec, Inc. Stockholders’ Capital Equity (Deficit)	308,000	(1,235,000)
Noncontrolling Interest of Subsidiary	—	—

Total Stockholders’ Capital Equity (Deficit)	308,000	(1,235,000)

Total Liabilities and Stockholders’ Capital Equity (Deficit)	$977,000	$379,000

See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

			September 25, 1996
	Three Months ended	Three Months ended	(Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010

Revenue	$—	$175,000	$422,000
Cost of Goods Sold	—	90,000	315,000

Gross Profit	—	85,000	107,000

Costs and expenses
Research and development	101,000	101,000	15,956,000
General and administrative	748,000	683,000	40,601,000
Asset impairments	—	—	1,071,000

Loss from operations	$(849,000)	$(699,000)	$(57,521,000)
Reversal of liability on cancellation of debt	—	—	1,541,000
Other Income	1,900,000	—	2,160,000

Income (Loss) Before Income Tax Benefits	$1,051,000	$(699,000)	$(53,820,000)
Income tax benefits	—	—	386,000

Net Income (Loss)	$1,051,000	$(699,000)	$(53,434,000)

Net loss attributable to non-controlling interest in consolidated subsidiary	—	—	1,272,000

Net Income (Loss) attributable to Torvec, Inc	$1,051,000	$(699,000)	$(52,162,000)

Preferred stock beneficial conversion feature	—	—	763,000
Preferred stock dividends	75,000	83,000	1,480,000

Net Income (Loss) attributable to common stockholders	$976,000	$(782,000)	$(54,405,000)

Basic and Diluted net income (loss) attributable to common stock per share	0.03	(0.02)

Weighted average number of shares of
Common stock, Basic	36,171,000	39,982,000

Common stock, Diluted	36,243,000	39,982,000

See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			September 25,
			1996
			(Inception)
	Three months Ended		Through
	March 31,		March 31,
	2010	2009	2010
Cash flows from operating activities:

Net income (loss)	$1,051,000	$(699,000)	$(53,434,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,000	16,000	2,527,000
Change in accrued taxes	51,000	—	228,000
Loss on impairment of license	—	—	1,071,000
Impairment of goodwill	—	—	19,000
Gain on sale of fixed assets	—	—	(10,000)
Compensation expense attributable to common stock in subsidiary	—	—	619,000
Common stock issued for services	217,000	263,000	14,729,000
Warrants issued for services	45,000	—	294,000
Shares issued for future consulting services	—	—	103,000
Stockholder contribution of services	136,000	—	3,745,000
Gain on cancellation of debt	—	—	(1,541,000)
Contribution to Capital, Ford Truck	—	—	16,000
Common Stock Issued in connection with Commercializing Event	13,000	—	63,000
Compensatory common stock, options and warrants	41,000	41,000	17,917,000
Gain from sale of Ice Engineering License	(1,900,000)	—	(1,900,000)

Changes in:
Accounts Receivable	—	(175,000)	—
Prepaid expenses and other receivables	103,000	—	153,000
Deferred Revenue	—	—	(63,000)
Deferred rent	(4,000)	(3,000)	25,000
Accounts payable and accrued expenses	(140,000)	381,000	4,104,000
Due to a related party	(11,000)	—	11,000

Net cash used in operating activities	(383,000)	(176,000)	(11,324,000)

Cash flows from investing activities:

Purchase of property and equipment	—	—	(360,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of license	1,100,000	—	1,900,000
Proceeds from sale of fixed asset	—	—	10,000

Net cash provided by investing activities	1,100,000	—	1,534,000

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	5,000	—	7,039,000
Net proceeds from sales of preferred stock	—	—	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Proceeds from long — term borrowings	—	—	85,000
Repayments of long — term debt	(6,000)	(4,000)	(86,000)
Proceeds from stockholders’ loan and advances	—	—	250,000
Repayment of stockholders’ loan and advances	—	—	(147,000)
Distributions	—	—	(365,000)

Net cash (used in) provided by financing activities	(1,000)	(4,000)	10,547,000

Net increase (decrease) in cash	716,000	(180,000)	757,000
Cash at beginning of period	41,000	304,000	—

Cash at end of period	$757,000	$124,000	$757,000

Supplemental Disclosures:
Interest paid	$1,000	$1,000	$28,000
Income Tax Paid	—	—	1,000
Non cash investing and financing activities:
Shares issued for acquisition of leasehold improvements	—	—	166,000
Issuance of common stock in settlement of payables	35,000	62,000	156,000
Preferred stock issued in payment of dividend	—	—	39,000
Shares issued for acquisition of Variable Gear	—	—	19,000
Issuance of common stock for license	—	—	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	—	—	2,907,000
Notes Payable exchanged for common stock	—	—	50,000
Advance settled with common stock	—	—	25,000
Loss on exchange of non-controlling interest	—	—	232,000
Shares issued for future consulting services	—	—	103,000
Issuance of common stock for a finder’s fee	—	—	225,000
Advance from stockholder	—	—	250,000
Contribution of FTV Ford Truck	—	—	16,000
ICE payable netted against receivable	—	—	91,000
Common stock issued in settlement of Patent expense	—	—	117,000
Issuance of common stock as payment for Preferred A and B dividends	—	—	76,683
See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
NOTE A — The Company and Basis of Presentation
The interim information contained herein with respect to the three month periods ended March 31, 2010 and 2009 and the period from September 25, 1996 (inception) through March 31, 2010 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three month periods ended March 31, 2010 and 2009 and since inception. The results are not necessarily indicative of results to be expected for the entire year. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current year presentation.
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
For the period from September 1996 (inception) through March 31, 2010, the company has accumulated a deficit of $52,162,000, and at March 31, 2010 has working capital of $129,000 and stockholders’ equity of $308,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts are principally devoted to the ongoing refining of its technologies and commercializing its products. Management believes that based upon its current cash position and its planned cash outlays for its business operations, the company will be able to meet its anticipated cash requirements through March 31, 2011. However, if its cash projections are less than expected, the company may need to downsize operations, incur debt or raise additional capital. There can be no assurance that the company will be successful in raising additional capital or incur debt when needed on terms acceptable to the company.
The company’s ability to continue as a going concern is ultimately dependent upon achieving profitable operations and generating sufficient cash flows from operations to continue to meet its future obligations.
NOTE B — Summary of Significant Accounting Policies
[1]	Consolidation:
The financial statements include the accounts of the company, its majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at March 31, 2010 and 2009), and its wholly-owned subsidiaries Iso-Torque Corporation, IVT Diesel Corp. and Variable Gear LLC. All material intercompany transactions and account balances have been eliminated in consolidation.
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
[4]	Earnings per Common Share:
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10 (Previously known as: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. For the three month periods ended March 31, 2010 and 2009 the company excluded 2,530,699 and 2,587,699 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive. The Company also excluded 625,000 warrants at March 31, 2010 and 2009 as the conditions for their vesting were not yet satisfied.
[5]	Income Taxes:
The company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 (Previously known as: FASB Statement 109, “Accounting for Income Taxes,”) the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adopted FASB ASC 740-10 (Previously known as: FASB interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109) on January 1, 2008. As a result of the implementation of FASB ASC 740-10, we recognized no adjustment for uncertain tax positions. As of March 31, 2010, we have not recognized an increase or decrease to reserves for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions. The tax years 2007 through 2009 remain open to examination by the federal and states tax jurisdictions to which we are subject.
[6]	Fair Value of Financial Instruments:
The carrying amount of cash, prepaid expenses, accounts payable and accrued expenses approximates their fair value due to the short maturity of those instruments. The carrying amount of the notes payable is considered to approximate their fair value.
[7]	Stock-Based Compensation:
The company’s Stock Option Plan was terminated as of May 27, 2008 as to the grant of additional options. 641,848 previously issued and outstanding options remain exercisable in accordance with the terms of the options.
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
[9]	Recent Accounting Pronouncements
In May 2009, the FASB issued new accounting guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the FASB amended the guidance and removed the contradictions between the requirements of U.S. generally accepted accounting principles U.S. GAAP (“GAAP”) and the Securities Exchange Commission (“SEC”) filing rules. As a result, public companies will no longer have to disclose the date of evaluation of subsequent events in both issued and revised financial statements.
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
Separately, Ice Engineering, agreed to reimburse approximately $3,500,000 of acquisition and maintenance costs expended by the company in connection with the ice technology. Pursuant to the reimbursement agreement, the company received $500,000 on June 15, 2007. Under the license assignment agreement, the $3,000,000 balance is to be paid at the rate of $300,000 per quarter commencing March 1, 2008, less approximately $91,000 in fees payable to Dartmouth College accrued through June 14, 2007 to be deducted from the first quarterly reimbursement amount. The company received the first installment of $209,000 due March 1, 2008 on April 3, 2008 and did not receive any other installments.
On October 31, 2008, the company commenced an action in New York State Supreme Court, County of New York, Commercial Division against Ice Engineering, seeking the total balance owed by Ice Engineering to the company pursuant to the assignment agreement.
On January 27, 2010, the company and Ice Engineering settled this litigation. Under the settlement agreement, the company’s assignment of the ice technology license is made permanent. The company elected to forego its right to royalties and agreed to receive $1,100,000, with $300,000 paid to the company by Ice Engineering on January 27, 2010 and $800,000 paid to the company by Ice Engineering on February 26, 2010.
The company recognized in this quarter the $1,100,000 received in 2010 in regard to the settlement of the litigation. The company also recognized in this quarter the $800,000 previously recorded as deferred income in connection with the original contract for the license (See Note G [2]).

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

The company did not have the requisite cash available to pay the Gleasmans’ compensation under this arrangement from January 1, 2008 through August 17, 2009, the date on which each of the Gleasmans waived all rights and interest in and to the board-created compensation plan, including all rights and interest in and to the amount(s) under the plan accrued to such date. As a result of such waiver, of the $942,000 accrued under the plan at August 17, 2009, $900,000 was reclassified to equity as a contribution of services and $42,000 accrued under the plan for payroll taxes was recorded as a reduction to general and administrative expenses.

For periods for which there is no compensation plan in effect for the Gleasmans, the company is required to record the estimated value of each of the Gleasmans services rendered to the company (estimated at $300,000 each per annum) as a contribution of services under generally accepted accounting principles applicable to the company and is required under the same accounting guidance to allocate the amount of such contribution between research and development expenses on the one hand and general and administrative expenses on the other hand. For the three month period ended March 31, 2010, the company recorded $50,000 to research and development expense and $86,000 to general and administrative expense, based upon management’s estimate. For the three month period ended March 31, 2009, the company recorded $50,000 to research and development expense and $100,000 to general and administrative expense, based upon management’s estimate.

Effective March 14, 2010, James Gleasman retired as the company’s chief executive officer, interim chief financial officer and as a member of the board of directors.

During the year ended December 31, 2009, James Gleasman advanced the company $22,000. The outstanding balance as of March 31, 2010 is $11,000.

[2]	During the three month periods ended March 31, 2010 and 2009, the company recorded compensation expense of $11,700 and $25,350, respectively, to a member of the Gleasman family for administrative, technological and engineering consulting services. The related payments consisted of cash of $7,800 and $0 for the three months ended March 31, 2010 and 2009, respectively, with the balance paid in business consulting common shares

[3]	During the three month period ended March 31, 2010 and 2009, the company recorded expense of $17,900 and $23,270, respectively, to a family member of its general counsel for engineering services rendered to the company. The related payments consisted of cash of $7,160 and $0 for the three months ended March 31, 2010 and 2009, respectively, with the balance paid in business consulting common shares.

[4]	On September 14, 2007, the company moved its executive offices and engineering operations from Pittsford and Webster, New York to a Rochester, New York facility, which includes both manufacturing and executive office space. The Rochester facility is owned by a partnership, in which Asher J. Flaum, a company director is a partner. On April 28, 2008, the company’s board of directors approved the terms of a lease for these premises and such lease was executed on April 29, 2008. (See Note F).

During the three month period ended March 31, 2010, the company made a one-time payment in shares for payments of additional rent. The company charged approximately $20,000 to general and administrative expense.

NOTE E — Stockholders’ Equity (Capital Deficit)
[1]	Common Stock:
During the three month period ended March 31, 2010, the company sold 10,000 restricted common shares for proceeds of $5,000 in a private placement.
For the three month period ended March 31, 2010, the company issued 22,756 restricted common shares to an accounting firm in partial payment for services rendered in the amount of $9,785.
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

Since its designation, the company has sold an aggregate of 765,512 Class A Preferred for aggregate proceeds of $3,062,048. The company has issued an aggregate of 198,349 common stock warrants in connection with the sale of Class A Preferred, all exercisable over a 10 year period at $.01 per common share. 182,099 of these warrants have been exercised through March 31, 2010.

Since its designation, Class A Preferred holders have converted an aggregate 121,000 Class A Preferred into the company’s common stock on a one for one basis through March 31, 2010. For the three month periods ended March 31, 2010 and 2009, no Class A Preferred was converted.

Upon conversion, converting Class A Preferred are entitled to receive, in accordance with the terms of the Class A Preferred, dividends payable either in cash or in Class A Preferred shares calculated at the rate of 10 percent per annum. At times, the company’s board may elect to settle dividends through the issuance of common stock in lieu of cash. The number of common shares issued is based on the market price of such stock at the time of conversion.

Through March 31, 2010, an aggregate of $112,576 dividends have been paid on the Class A Preferred by the issuance of 16,389 Class A Preferred shares and 65,965 common shares. No dividends were paid in the three month periods ended March 31, 2010 and 2009.

At March 31 2010 and 2009, dividends payable upon conversion of 644,512 outstanding shares of Class A Preferred amounted to approximately $1,284,000 and $1,100,000, respectively.

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

Since its designation, the company has sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500.

Since its designation, 20,000 Class B Preferred have been converted on a one for one basis into 20,000 shares of common stock. For the three month periods ended March 31, 2010 and 2009, no Class B Preferred were converted.

Upon conversion, converting Class B Preferred are entitled to receive, in accordance with the terms of the Class B Preferred, dividends payable either in cash, in Class B Preferred shares or in shares of the company’s 100% owned IsoTorque corporation, all calculated at the rate of 10 percent per annum. At times, the company’s board may elect to settle dividends through the issuance of common stock in lieu of cash. The number of common shares issued is based on the market price of such stock at the time of conversion.

Through March 31, 2010, an aggregate $24,082 dividends have been paid on the Class B Preferred by the issuance of 30,103 common shares. No dividends were paid in the three month periods ended March 31, 2010 and 2009.

At March 31, 2010 and 2009, dividends payable upon the conversion of 77,500 shares of Class B Preferred outstanding amounted to approximately $175,000 and $159,000, respectively.

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

The following table represents information relating to stock options outstanding at March 31, 2010:

Options Outstanding and Exercisable
	Weighted	Weighted
	Average	Average	Aggregate
	Exercise	Remaining Life	Intrinsic
Shares	Price	in Years	Value
641,848	4.79	3.47	$0
By its terms, the company’s Option Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the Option Plan, although outstanding options remain available for exercise in accordance with their terms. No options were exercised for the three month periods ended March 31, 2010 and 2009.

As of March 31, 2010, the company did not have any unrecognized stock compensation related to unvested awards.

[5]	Business Consultants Stock Plan:

For the three month periods ended March 31, 2010 and 2009, the company issued 632,419 and 348,424 common shares to business consultants under the Business Consultants Stock Plan and charged approximately $294,000 and $350,000 to operations in connection with these share issuances. Share issuances are valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which are valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which are valued as of the end of each month effective February 17, 2009.

On March 23, 2010, the board of directors approved an increase in the number of common shares reserved for issuance under the company’s Business Consultants Stock Plan by 5,000,000 common shares. These shares were registered under the Securities Act of 1933 by the filing of a registration statement on Form S-8 with the Securities and Exchange Commission which became effective on April 1, 2010.

As of March 31, 2010, 5,777,563 shares are available for future issuances under the Business Consultants Stock Plan.

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

Due to changes made to the Nonmanagement Directors Plan described below, the company did not issue any warrants under the plan for the three month periods ended March 31, 2010 and 2009. No previously issued warrants were exercised during the three month periods ended March 31, 2010 and 2009.

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

For the three month periods ended March 31, 2010 and 2009, the company issue 163,539 and 42,897 common shares under the plan to satisfy the payables for services rendered by the Company’s non-management directors with a value of $76,000 and $103,000 for such periods, respectively. $41,000 was charged to operations for the three month periods ended March 31, 2010 and 2009, and $35,000 and $62,000 were a settlement of fees payable as of December 31, 2009 and 2008, respectively.

[7]	Business, Financial and Engineering Consultants:

Through March 31, 2010, the company has issued 1,689,583 common stock warrants to various businesses, financial and engineering consultants, of which 94,583 have been exercised for proceeds of $918 and 445,000 have been cancelled in exchange for the participation of certain engineers in the company’s 2008 Commercializing Event Plan (Note E [10]).

On March 28, 2008, the board approved the issuance of an aggregate 195,000 warrants, immediately exercisable at $5.00 per common share until 2016, to two consultants who elected not to participate in the company’s 2008 Commercializing Event Plan. The company recorded a charge in the amount of $249,000 to general and administrative expense.

On February 17, 2010, the company issued 100,000 common stock warrants vesting immediately and exercisable for ten years at an exercise price of $2.50 per common share to an adviser. The company recorded a charge of $45,000 to general and administrative expenses using the Black-Scholes inputs to calculate the value of the warrants. None of these warrants have been exercised through March 31, 2010 (Note E [8(m)]).

[8]	Warrants:

As of March 31, 2010, outstanding warrants to acquire shares of the company’s common stock are as follows:

				Number of		Number of
Exercise				Shares		Shares
Price		Expiration		Outstanding		Exercisable
	(a)		(a)	125,000	(a)	—
$.75		None		500,000	(b)	—
$.01		2015/2016		54,500	(c)	54,500
$.01-5.00		2010/2016		39,000	(d)	39,000
$5.00		2015		255,000	(e)	255,000
$.01		2010		6,000	(f)	6,000
$.01		2011		3,750	(g)	3,750
$1.00		2011		20,500	(h)	20,500
$3.27		2016		400,000	(i)	400,000
$3.75		2016		200,000	(j)	200,000
$5.00		2017		50,000	(k)	50,000
$5.00		2017		100,000	(l)	100,000
$2.50		2017		100,000	(m)	100,000

(a)	Exercisable only if the company has an IPO and exercisable at the IPO price five years from IPO. Through the quarter ended March 31, 2010, the company has not conducted an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution by the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s automotive technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

(c)	The company has issued an aggregate 123,500 warrants at an exercise price of $0.01 to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note E [6]). An aggregate 69,000 warrants have been exercised for approximately $630 of proceeds, with 6,000 warrants exercised during the second quarter of 2008 for proceeds of $60. No warrants were exercised during the three month period ended March 31, 2010.

(d)	In 2005, the company issued 12,000 warrants to a consultant, immediately exercisable at $0.01 per common share. During 2005, 3,000 warrants were exercised for proceeds of $30. In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share. None of these warrants were exercised during the three month period ended March 31, 2010.

(e)	During 2005, the company issued 210,000 warrants to certain engineering and administrative consultants, exercisable immediately for a ten year term at $5.00 per common share. During 2006, the company issued 295,000 warrants to certain engineering consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if the company sells, licenses or otherwise transfers one or more technologies for value. The engineering consultants holding 445,000 of these warrants agreed to cancel them in the fourth quarter of 2008 in exchange for their participation in the company’s Commercializing Event Plan. On March 28, 2008, the company issued an aggregate 195,000 warrants exercisable until 2016 at $5.00 per common shares to two consultants who elected not to participate in the company’s 2007 Commercializing Event Plan. The company recorded a charge of $249,000 to general and administrative expense. None of these warrants were exercised during the three month periods ended March 31, 2010 and 2009.

(f)	During 2005, the company issued 6,000 warrants to a consultant, exercisable immediately for a five year term at $0.01 per common share. None of these warrants have been exercised through March 31, 2010.

(g)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share. During 2006, the company issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share. At December 31, 2008 an aggregate 182,099 of these warrants have been exercised for proceeds of approximately $1,258. On July 31, 2009, an additional 12,500 warrants were exercised for 12,500 common shares. No additional warrants were issued in the three month period ended March 31, 2010.

(h)	During 2006, one investor purchased 20,500 warrants exercisable immediately for a five year term at $1.00 per common share for a purchase price of $2,000. None of these warrants have been exercised through March 31, 2010.

(i)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. None of these warrants have been exercised through March 31, 2010.

(j)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to a former governmental affairs consultant. None of these warrants have been exercised through March 31, 2010.

(k)	During 2007, the company issued 50,000 warrants exercisable for ten years at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company to potentially place its products in various state school bus programs. The company recorded a charge of $249,000 to general and administrative expenses. None of these warrants have been exercised through March 31, 2010.

(l)	During 2007, the company issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with the company’s engagement to furnish constant velocity joints to a military contractor. The company recorded a charge of $401,000 to general and administrative expenses. None of these warrants have been exercised through March 31, 2010.

(m)	On February 17, 2010, the company issued 100,000 common stock warrants exercisable for ten years at an exercise price of $2.50 per common share to an adviser. The company recorded a charge of $45,000 to general and administrative expenses using the Black-Scholes inputs shown below to calculate the value of the warrants. None of these warrants have been exercised through March 31, 2010.
March 31, 2010
Black-Scholes Assumptions

Term	10.00 years
Expected forfeiture rate	-0-%
Risk-free rate	3.74%
Volatility	122.25%
Dividend yield	0.0%

The following summarizes the activity of the company’s outstanding warrants for the three month period ended March 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Outstanding at January 1, 2010	1,753,750	$2.84	6.65 years	$—
Granted	100,000	2.50	10.00 years	—
Exercised		$	—	—
Canceled or expired

Outstanding at March 31, 2010	1,853,750	$2.82	6.70 years	$27,103

Exercisable at March 31, 2010	1,228,750	$3.67	6.70 years	$27,103

[9]	Shares Issued for Consulting Services:
On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the company under their consultant agreements. The company issues business consultant common shares to the trust from time to time, contingent on the performance of services by the consultants under such consultant agreements. The company values the shares issued to the trust using the closing market price on the date immediately prior to the date of issuance.
During the three month period ended March 31, 2010, the company issued 104,167 business consultants shares valued at $50,000 to the trust to satisfy the payment of invoices submitted by the consultants for services rendered during such periods.
During the three month period ended March 31, 2009, the company issued 142,555 business consultants shares valued at $137,450 to the trust to satisfy the payment of invoices submitted by the consultants for services rendered during such periods.
The company’s payment obligations with respect to the consultant agreements are met once it has issued shares to the trust in accordance with directives received from the consultants and the consultants bear the risk of loss in the event the proceeds of stock sales by the trustee are less than the value of the stock contributed to the trust by the company on the date of contribution.
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

For the three month period ended March 31, 2010, the company issued 32,077 common shares under the 2007 Event Plan and recorded a charge of $13,000. During the three month period ended March 31, 2009, the company did not issue any common shares under the 2007 Event Plan.
The company accounts for the settlement of its compensation arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of its business consulting shares under ASC 505-50(Previously known as: FASB Statement 123(R) “Share Based Payment”, provided that there are sufficient shares under the business consultants plan. Under ASC 505-50, the company measures commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, the company will follow the provisions of ASC 815-40(Previously known as: EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under ASC 815-40, the company will record a liability instrument for the resulting changes in fair value from the date due to the end of each reporting period until such liability is satisfied.
In the fourth quarter of 2007, certain engineering consultants agreed to cancel 445,000 warrants issued in 2005 and 2006 in exchange for their participation in the 2007 Event Plan. The exchange of the warrants for the participation rights in a commercialization event did not result in an accounting charge. The warrants at the date of the exchange were considered to have no value because the underlying condition for vesting the warrants was not satisfied. The company determined that the fair value of the rights to be de minimis at the date of the exchange based on management’s estimate (Note: E [8]).
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
On February 6, 2009, the company signed a consulting agreement with a strategic planning, government relations, marketing and public relations firm to render consulting services for a one year period. Under the agreement, the company is obligated to pay the consulting firm $20,000 per month, except that, until the consultant has assisted the company to secure an agreed-upon level of governmental and /or private funding, the company’s monthly obligation is limited to $4,000. On February 19, 2010, the agreement with the consulting firm was renewed for an additional six months under the same terms. As of March 31, 2010, no funding had been obtained under the extended agreement and as a result, the company’s monthly obligation under the extended agreement is $4,000. Payments to the consultant firm are charged to operations.

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
Rent expense was $14,600 for each of the three month periods ended March 31, 2010 and 2009. For the three month period ended March 31, 2010, the company issued 49,187 business consultant common shares in payment for rent. For the three month period ended March 31, 2009, the company issued 26,506 business consultant common shares in payment for rent.
NOTE G — Litigation
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

On January 27, 2010, the company and Ice Engineering settled this litigation. Under the settlement agreement, the company’s assignment of the ice technology license is made permanent; the company elected to forego its right to royalties and will receive $1,100,000 in reimbursement monies, with $300,000 being paid to the company by Ice Engineering on January 27, 2010 and $800,000 being paid to the company by Ice Engineering by February 26, 2010. The company received the entire $1,100,000 due under the settlement agreement by the due dates specified in the settlement agreement.
The recovery of $1,100,000 received during January and February 2010 has been recorded as other income during the quarter ended March 31, 2010. The $800,000 received in 2007 and 2008 has previously been recorded as deferred income and, upon settlement of this litigation, has been reflected as other income during the quarter ended March 31, 2010.
NOTE H — Royalty Agreement
On December 12, 2007, the company granted High Density Poweretrain, Inc. of Waterford, Michigan (“HDP”) an exclusive, worldwide license to incorporate the company’s constant velocity joint technology in HDP’s family of highly-powered, multifueled, fuel efficient, light weight, cost effective internal combustion engines. In consideration for the grant of the license, the company will receive annual royalties equal to 5% of annual gross revenues generated by the sale of HDP’s multifuel engines, including all sublicense of such technology. There are no minimum royalty payments and the grant does not affect the company’s ability to commercialize its constant velocity joint technology in any other field and/or application. At March 31, 2010, the company has not received any royalties under this agreement.

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
(b)	Current Status of Business Plan and Ongoing Projects
The company’s plan of operation during the year ending December 31, 2010 is as follows:
1) to explore with the U.S. Air Force the military and commercial potential of the company’s FTV® as an Advanced Combat Firefighting Vehicle capable of unprecedented speed and maneuverability with diverse applications for use in the most extreme and rugged terrain. The company has redelivered the FTV to the Air Force after making modifications to the vehicle based upon the Air Force’s recommendations which maximized its combat firefighting capabilities, including its robotic and autonomous potential. The company anticipates that ongoing and future discussions with the Air Force will crystallize the direction of the Air Force’s Advanced Combat Firefighting Vehicle program and the company’s participation in such program;
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

5) to ship IsoTorque differentials to Hyundai for installation and performance evaluation in its Genesis Coupe and to Tesla for installation and performance evaluation in its Roadster, to interface with both companies in their evaluations, to furnish additional IsoTorque differentials to such companies for additional evaluation and to engage such companies in discussions with respect to the general utilization by such companies of Torvec’s IsoTorque differential technology. On April 30, 2010, the company shipped a prototype differential to Hyundai for evaluation in Hyundai’s Genesis Coupe;
6) to enter the differential aftermarket by manufacturing, marketing and distributing IsoTorque differentials for Corvette C-5 and C-6 cars as well as for the SMS 620 Camaro sports car based upon management’s research that approximately 380,000 Corvette C-5 and C-6 cars have been produced since 1997 and up to 80,000 current-generation Camaros were produced and sold in 2009;
7) to build, test and evaluate the company’s constant velocity joint technology as specifically-designed for use in the worldwide mining industry in cooperation with Eastern Mining & Industrial Supply, Inc. of Chapmanville, West Virginia. This program will be conducted in partnership with the Center for Integrated Manufacturing Studies located on the campus of Rochester Institute of Technology and is funded, in part, by a grant from the New York State Office of Science, Technology and Academic Research (NYSTAR). The program will be conducted under the overall umbrella of the company’s partnership with Rochester Institute of Technology known as the Safety and Efficiency in Automobiles Laboratory (SEAL) created by agreement between the company and RIT in July 2009;
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
(c)	Results of Operations
The net income for the three month period ended March 31, 2010 was $1,051,000 as compared to the three month period ended March 31, 2009 of a net loss of $699,000. The increase of $1,750,000 in the three month comparative period is principally related to the settlement of the ICE Engineering litigation (Note G).
Research and development expenses for the three month period ended March 31, 2010 amounted to $101,000 as compared to $101,000 for the three month period ended March 31, 2009.
General and administrative expense for the three month period ended March 31, 2010 amounted to $748,000 compared to $683,000 for the three month period ended March 31, 2009. The increase of $65,000 in three month comparative period is due, in large part to the $45,000 expense for issuance of warrant to a consultant, to the $25,000 increase in management compensation and the $13,000 for the Commercialization Event Plan expense associated with the settlement of the litigation. The remainder is due to increased expense for consulting, equipment and occupancy expenses.

(d)	Liquidity and Capital Resources
The company’s business activities during the three month period ended March 31, 2010 were funded principally through the receipt of approximately $103,000 representing New York State corporation income tax refundable credits, recognized in prior years, allocable to certain research and development expenses incurred in the 2008 tax year, the receipt of $1,100,000 in settlement of litigation with Ice Engineering LLC and the receipt of approximately $5,000 from the sale of 10,000 restricted common shares to an accredited investor, all occurring during the three month period ended March 31, 2010.
For the three month periods ended March 31, 2010 and 2009, the company issued 632,419 and 437,394 common shares to business consultants under the Business Consultants Stock Plan in exchange for ongoing business advisory services, engineering services, legal fees, including patent services, internal accounting services and other corporate services. As of March 31, 2010, 5,777,563 shares are available for future issuances under the Business Consultants Stock Plan.
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
The company did not have the requisite cash available to pay the Gleasmans’ compensation under this arrangement from January 1, 2008 through August 17, 2009, the date on which each of the Gleasmans waived all rights and interest in and to the board-created compensation plan, including all rights and interest in and to the amount(s) under the plan accrued to such date. As a result of such waiver, of the $942,000 accrued under the plan at August 17, 2009, $900,000 was reclassified to equity as a contribution of services and $42,000 accrued under the plan for payroll taxes was recorded as a reduction to general and administrative expenses.
For periods for which there is no compensation plan in effect for the Gleasmans, the company is required to record the estimated value of each of the Gleasmans services rendered to the company (estimated at $300,000 each per annum) as a contribution of services under generally accepted accounting principles applicable to the company and is required under the same accounting principles to allocate the amount of such contribution between research and development expenses on the one hand and general and administrative expenses on the other hand.
Effective March 14, 2010, James Gleasman retired as the company’s chief executive officer, interim chief financial officer and as a member of the board of directors.
For the three month period ended March 31, 2010, the company recorded $50,000 to research and development expense and $86,000 to general and administrative expense, based upon management’s estimate.
For the period from September 1996 (inception) through March 31, 2010, the company has accumulated a deficit of $52,162,000, and at March 31, 2010 has working capital of $129,000 and stockholders’ equity of $308,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts are principally devoted to the ongoing refining of its technologies and commercializing its products. Management believes that based upon its current cash position and its planned cash outlays for its business operations, the company will be able to meet its anticipated cash requirements through March 31, 2011. However, if its cash projections are less than expected, the company may need to downsize operations, incur debt or raise additional capital. There can be no assurance that the company will be successful in raising additional capital or incur debt when needed on terms acceptable to the company.
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

Recently Issued Accounting Principles

See Note B [9] of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for a discussion of the impact of the recent accounting standards

(h)	Impact of Inflation

The extent inflation may impact the company’s operations during the three month period ended March 31, 2010, has been determined by management not to have a significant impact on the company’s operations to date.

(i)	Quarterly Fluctuations

As of March 31, 2010 and 2009, the company had not engaged in substantial revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable

Item 4.	CONTROLS AND PROCEDURES
Disclosure controls and procedures
Our management evaluated, with the participation of our President and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls over financial reporting during the first quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our President and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our President and interim Chief Financial Officer have concluded, as of March 31, 2010, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in our internal controls over financial reporting during the first quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Below, we have described the material weaknesses that were identified for the year ended December 31, 2009 and the current status of management’s remediation efforts.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has conducted, with the participation of our President and our interim Chief Financial Officer, an assessment of the effectiveness, of our internal control over financial reporting as of March 31, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on the evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. The material weaknesses identified did not result in the restatement of any previously reported financial statements nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses in our internal control over financial reporting as of March 31, 2010:
The material weaknesses relate to the a) preparation of the income tax disclosures and the related components of our deferred tax assets, b) accounting for equity transactions, which resulted in the Company providing price protection to consultants and c) the preparation of financial statements and footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. While we engage outside consultants to assist us in preparing our tax provision and tax returns, our financial statements and related disclosures, we did not have proper review controls to monitor outside consultants. We have not implemented an effective review process for accounting for income taxes, which could lead to errors in computation and disclosures. The Company does not have technical expertise in financial reporting to monitor work performed by outside consultants.
We intend to take appropriate and reasonable steps to make the necessary improvements to remediate the material weaknesses. We intend to consider the results of our remediation efforts and related testing as part of our fiscal 2010 assessment of the effectiveness of our internal control over financial reporting.

Remediation of Material Weaknesses in Internal Control over Financial Reporting
We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:
a)	Income Tax Disclosures — Management is in the process of working with the consultant to increase the amount of oversight in regard to the tax disclosure and the related components.
b)	Accounting for Equity Transactions — The internal control has been modified so that price protection is no longer being provided to the company’s consultants. The Compensation and Governance Committee is in the process of reviewing this policy.
c)	Preparation of the Financial Statements — Management is in the process of working with the consultant to increase the amount of oversight in regard to financial statement preparation.
We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our internal control assessment, testing and evaluation process.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
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
On January 27, 2010, the company and Ice Engineering settled this litigation. Under the settlement agreement, the company’s assignment of the ice technology license is made permanent; the company elected to forego its right to royalties and will receive $1,100,000 in reimbursement monies, with $300,000 being paid to the company by Ice Engineering on January 27, 2010 and $800,000 being paid to the company by Ice Engineering by February 26, 2010. The company received the entire $1,100,000 due under the settlement agreement by the due dates specified in the settlement agreement.

Item 1A.	Risk Factors
There have been no significant changes to the risk factors facing the company as disclosed in the company’s Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2010, the company sold 10,000 restricted common shares for proceeds of $5,000 in a private placement.
The investor is a qualified accredited investor within the meaning of regulation D promulgated under the Securities Act of 1933 and the company is therefore relying on section 4(2) of said Act as a transaction by an issuer not involving a public offering.

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
The annual meeting of the company’s common shareholders was held on January 28, 2010. At the meeting, at which a quorum of the requisite number of common shares under the company’s bylaws for the conduct of business was present either in person or by proxy (30,912,267 common shares out of 35,817,422 common shares outstanding on the record date), the following items were voted on by the shareholders with the following results:
1.	Election of Directors

Election of Directors	For	Withheld
Daniel R. Bickel	18,341,133	1,203,016
William W. Destler	18,483,783	981,506
Herbert H. Dobbs	18,341,133	1,124,156
Asher J. Flaum	18,372,768	1,092,521
James Y. Gleasman	17,941,754	1,523,535
Keith E. Gleasman	18,258,946	1,206,343
Joseph B. Rizzo	18,372,373	1,092,916
Gary A. Siconolfi	18,400,816	1,064,473
2.	Ratification of the appointment of Eisner LLP by the Audit Committee of the board of directors as the Independent Registered Public Accounting Firm of the company for its year ending December 31, 2009.

For	Against	Abstained
29,139,372	1,481,916	290,979
	15
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

TORVEC, INC.
Date: May 17, 2010	By:	/s/ Keith E. Gleasman
Keith E. Gleasman, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 17, 2010	By:	/s/ Keith E. Gleasman
Keith E. Gleasman, President and
Interim Chief Financial Officer

EXHIBIT INDEX

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications

(32)	Section 1350 Certifications