Form 10-Q
period 2010-06-30
TORVEC INC
filed 2010-08-16
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	July 31, 2010
Common Stock, $.01 par value	37,518,441

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets — June 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Consolidated Statements of Operations—Three and Six Months Ended June 30, 2010 and 2009 and September 25, 1996 (Inception) through June 30, 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2010 and 2009 and September 25, 1996 (Inception) through June 30, 2010 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements(Unaudited)	6-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20-24

SIGNATURE PAGE	25

EXHIBIT INDEX	25

Exhibit 31.1
Exhibit 32

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
Current assets:
Cash	$444,000	$41,000
Prepaid expenses and other receivables	8,000	111,000

Total current assets	452,000	152,000

Property and Equipment:
Office equipment	68,000	68,000
Shop equipment	142,000	139,000
Leasehold improvements	213,000	213,000
Transportation equipment	64,000	106,000

	487,000	526,000
Less accumulated depreciation and amortization	(285,000)	(299,000)

Net property and equipment	202,000	227,000

Total Assets	$654,000	$379,000

LIABILITIES
Current liabilities:
Notes payable, current portion	$3,000	$20,000
Accounts payable	193,000	255,000
Accrued liabilities	406,000	451,000
Due to related party	11,000	22,000
Deferred income	28,000	828,000

Total current liabilities	641,000	1,576,000

Deferred rent expense	24,000	29,000
Notes payable, net of current portion	—	9,000

Total liabilities	$665,000	$1,614,000

Commitments and contingencies

STOCKHOLDERS’ CAPITAL DEFICIT
Preferred stock, $.01 par value, 100,000,000 shares authorized
3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share, per annum, June 30, 2010 and December 31, 2009: 630,851 and 655,851 shares issued and outstanding, respectively (liquidation preference $3,806,316 and $3,841,491, respectively)

300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share, per annum, June 30, 2010 and December 31, 2009: 77,500 and 77,500 shares issued and outstanding, respectively (liquidation preference $572,170 and $552,795, respectively)	7,000	7,000
Common stock, $.01 par value, 405,000,000 shares authorized, 37,268,150 and 35,811,192 issued and outstanding, at June 30, 2010 and December 31, 2009, respectively	373,000	358,000
Additional paid-in capital	52,408,000	51,613,000
Deficit accumulated during the development stage	(52,799,000)	(53,213,000)

Total Torvec, Inc. Stockholders’ Capital Deficit	(11,000)	(1,235,000)
Noncontrolling Interest of Subsidiary	—	—

Total Stockholders’ Capital Deficit	(11,000)	(1,235,000)

Total Liabilities and Stockholders’ Capital Deficit	$654,000	$379,000

See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Operations (Unaudited)

	Three	Three			September 25,
	Months	Months	Six Months	Six Months	1996 (Inception)
	ended June	ended June	ended June	ended June	through June
	30, 2010	30, 2009	30, 2010	30, 2009	30, 2010

Revenue	$—	$—	$—	$175,000	$422,000
Cost of Goods Sold	—	—	—	90,000	315,000

Gross Profit	—	—	—	85,000	107,000

Costs and expenses
Research and development	67,000	96,000	168,000	229,000	16,023,000
General and administrative	599,000	834,000	1,347,000	1,485,000	41,200,000
Asset impairments	—	—	—	—	1,071,000

Loss from operations	$(666,000)	$(930,000)	$(1,515,000)	$(1,629,000)	$(58,187,000)
Reversal of liability on cancellation of debt	—	—	—	—	1,541,000
Other Income	29,000	—	1,929,000	—	2,189,000

(Loss) Income Before Income Tax Benefits	$(637,000)	$(930,000)	$414,000	$(1,629,000)	$(54,457,000)
Income tax benefits	—	—	—	—	386,000

Net (Loss) Income	$(637,000)	$(930,000)	$414,000	$(1,629,000)	$(54,071,000)

(Loss) Income: Net loss attributable to non-controlling interest in subsidiary	—	—	—	—	1,272,000

Net (Loss) Income attributable to Torvec, Inc	$(637,000)	$(930,000)	$414,000	$(1,629,000)	$(52,799,000)

Preferred stock beneficial conversion feature	—	—	—	—	763,000
Preferred stock dividends	55,000	78,000	130,000	161,000	1,535,000

Net (Loss) Income attributable to common stockholders	$(692,000)	$(1,008,000)	$284,,000	$(1,790,000)	$(55,097,000)

Basic and Diluted Net (Loss) Income attributable to common stock per share	(0.02)	(0.03)	0.01	(0.05)

Weighted average number of shares of
Common stock, Basic	36,888,000	33,635,000	36,530,000	33,308,000

Common stock , Diluted	36,888,000	33,635,000	36,601,000	33,308,000

See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Condensed Consolidated Statements of Cash Flows (Unaudited)

			September 25,
			1996
			(Inception)
	Six months Ended		Through
	June 30,		June 30,
	2010	2009	2010
Cash flows from operating activities:
Net income (loss)	$414,000	$(1,629,000)	$(54,071,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	28,000	33,000	2,540,000
Change in accrued taxes	90,000	—	267,000
Loss on impairment of license	—	—	1,071,000
Impairment of goodwill	—	—	19,000
Gain on sale of fixed assets	(27,000)	—	(37,000)
Compensation expense attributable to common stock in subsidiary	—	—	619,000
Common stock issued for services	331,000	756,000	14,843,000
Warrants issued for services	45,000	—	294,000
Shares issued for future consulting services	—	—	103,000
Stockholder contribution of services	211,000	—	3,820,000
Gain on cancellation of debt	—	—	(1,541,000)
Contribution to capital, Ford Truck	—	—	16,000
Common Stock issued in connection with Commercializing Event	13,000	14,000	63,000
Cancellation of trust shares at trust termination	(45,000)	—	(45,000)
Gain on sale of Ice Engineering license	(1,900,000)	—	(1,900,000)
Compensatory common stock, options and warrants	110,000	—	17,986,000
Changes in:
Prepaid expenses and other receivables	103,000	17,000	153,000
Deferred revenue	—	—	(63,000)
Deferred rent	(5,000)	(5,000)	24,000
Accounts payable and accrued expenses	(162,000)	198,000	4,082,000
Deferred compensation	—	374,000	—
Due to a related party	(11,000)	—	11,000

Net cash used in operating activities	(805,000)	(242,000)	(11,746,000)

Cash flows from investing activities:
Purchase of property and equipment	(3,000)	—	(363,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of license	1,100,000	—	1,900,000
Proceeds from sale of fixed asset	27,000	—	37,000

Net cash provided by investing activities	1,124,000	—	1,558,000

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	110,000	70,000	7,144,000
Net proceeds from sales of preferred stock	—	—	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Proceeds from long-term borrowings	—	—	85,000
Repayments of long-term debt	(26,000)	(8,000)	(106,000)
Proceeds from stockholders’ loan and advances	—	—	250,000
Repayment of stockholders’ loan and advances	—	—	(147,000)
Distributions	—	—	(365,000)

Net cash provided by financing activities	84,000	62,000	10,632,000

Net (decrease) increase in cash	403,000	(180,000)	444,000

Cash at beginning of period	41,000	304,000

Cash at end of period	$444,000	$124,000	$444,000

Supplemental Disclosures:
Interest paid	$1,000	$2,000	$28,000
Income Tax Paid	—	—	1,000
Non cash investing and financing activities:
Shares issued for acquisition of leasehold improvements	—	—	166,000
Issuance of common stock in settlement of payables	35,000	62,000	156,000
Preferred stock issued in payment of dividend	—	—	39,000
Shares issued for acquisition of Variable Gear	—	—	19,000
Issuance of common stock for license	—	—	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	—	—	2,907,000
Notes Payable exchanged for common stock	—	—	50,000
Advance settled with common stock	—	—	25,000
Loss on exchange of noncontrolling interest	—	—	232,000
Shares issued for future consulting services	—	—	103,000
Issuance of common stock for a finder’s fee	—	—	225,000
Advance from stockholder	—	—	250,000
Contribution of FTV Ford Truck	—	—	16,000
ICE payable netted against receivable	—	—	91,000
Common stock issued in settlement of payable	—	—	58,000
Common stock issued in settlement of Patent expense	—	—	117,000
Issuance of common stock as payment for Preferred A and B dividends	46,000	—	123,000
See notes to condensed consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Notes to Condensed Consolidated Financial Statements
NOTE A — The Company and Basis of Presentation
The interim information contained herein with respect to the three and six month periods ended June 30, 2010 and 2009 and the period from September 25, 1996 (inception) through June 30, 2010 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three and six month periods ended June 30, 2010 and 2009 and since inception. The results are not necessarily indicative of results to be expected for the entire year. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current year presentation.
Torvec, Inc. (the “company”) was incorporated as a New York State business corporation in September 1996. The company, which has not had any significant revenue producing operations and is in the development stage, has developed technology for use in automotive applications. In September, 1996, the company acquired numerous patents, inventions and know-how contributed by Vernon E. Gleasman, James Y. Gleasman and Keith E. Gleasman (the “Gleasmans”). The company has developed, is refining and intends to commercialize its infinitely variable transmissions, its pumps/motors, its IsoTorque differential, its constant velocity joint and the substructure and components of its full terrain vehicle.
For the period from September 1996 (inception) through June 30, 2010, the company has accumulated a deficit of $52,799,000, and at June 30, 2010 has a working capital deficit of $189,000 and stockholders’ capital deficit of $11,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts are principally devoted to the ongoing refining of its technologies and commercializing its products. Management believes that based upon its current cash position and its projected cash flows from its business operations, the company will be able to meet its anticipated cash requirements through June 30, 2011. However, if adequate funds are not available, the company may need to downsize operations, incur debt or raise additional capital. There can be no assurance that the company will be successful in raising additional capital or incur debt when needed on terms acceptable to the company. These conditions indicate that we may not be able to continue operations as a going concern as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
NOTE B — Summary of Significant Accounting Policies
[1]	Consolidation:
The financial statements include the accounts of the company, its majority-owned inactive subsidiary, Ice Surface Development, Inc. (56% owned at June 30, 2010 and 2009), and its wholly-owned subsidiaries Iso-Torque Corporation, IVT Diesel Corp. and Variable Gear LLC. All material intercompany transactions and account balances have been eliminated in consolidation.
[2]	Cash and Cash Equivalents:
Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.
[3]	Use of Estimates:
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates are used in determining the useful lives of its fixed assets and the future realizable value of such assets. The financial statements contain an estimate for a potential payroll tax liability. These estimates are subject to a high degree of judgment and potential change. Actual results could differ from those estimates.
[4]	Income (Loss) per Common Share:
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10 (Previously known as: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. For the three and six month periods ended June 30, 2010 and 2009 the company excluded 2,572,949 and 2,516,449, and 2,505,699 and 2,516,449 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive. The Company also excluded 625,000 warrants at June 30, 2010 and 2009 as the conditions for their vesting were not yet satisfied.

[5]	Income Taxes:
The company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 (Previously known as: FASB Statement 109, “Accounting for Income Taxes,”) which requires recording of deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adopted FASB ASC 740-10 (Previously known as: FASB interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109) on January 1, 2008. As a result of the implementation of FASB ASC 740-10, we recognized no adjustment for uncertain tax positions. As of June 30, 2010, we have not recognized an increase or decrease to reserves for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions. The tax years 2007 through 2009 remain open to examination by the federal and states tax jurisdictions to which we are subject.
[6]	Fair Value of Financial Instruments:
The carrying amount of cash, accounts payable and accrued expenses approximates their fair value due to the short maturity of those instruments. The carrying amount of the notes payable is considered to approximate their fair value.
[7]	Stock-Based Compensation
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
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by ASC 718-10-65 (Prior authoritative literature: FASB Staff Position (FSP) No. SFAS 123(R)-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”) This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of ASC 718-10.
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
Separately, Ice Engineering, agreed to reimburse approximately $3,500,000 of acquisition and maintenance costs expended by the company in connection with the ice technology. Pursuant to the reimbursement agreement, the company received $500,000 on June 15, 2007. Under the license assignment agreement, the $3,000,000 balance was to be paid at the rate of $300,000 per quarter commencing March 1, 2008, less approximately $91,000 in fees payable to Dartmouth College accrued through June 14, 2007 to be deducted from the first quarterly reimbursement amount. The company received the first installment of $209,000 due March 1, 2008 on April 3, 2008 and did not receive any other installments.

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
The company recognized in the first quarter the $1,100,000 received in 2010 in regard to the settlement of the litigation. The company also recognized in the first quarter the $800,000 previously recorded as deferred income in connection with the original contract for the license (See Note G).
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
For periods for which there is no compensation plan in effect for the Gleasmans, the company is required to record the estimated value of each of the Gleasmans services rendered to the company (estimated at $300,000 each per annum) as a contribution of services under generally accepted accounting principles applicable to the company and is required under the same accounting guidance to allocate the amount of such contribution between research and development expenses on the one hand and general and administrative expenses on the other hand. For the three and six month period ended June 30, 2010, the company recorded $50,000 and $75,000 to research and development expense and $86,000 and $136,000 to general and administrative expense, respectively, based upon management’s estimate. For the three and six month period ended June 30, 2009, the company recorded $50,000 and $100,000 to research and development expense and $100,000 and $200,000 to general and administrative expense, respectively, based upon management’s estimate of the Gleasmans time allocation.
Effective March 14, 2010, James Gleasman retired as the company’s chief executive officer, interim chief financial officer and as a member of the board of directors. Mr. Gleasman died on May 29, 2010.
During the year ended December 31, 2009, James Gleasman advanced the company $22,000. The outstanding balance as of June 30, 2010 is $11,000.
[2]	During the three month periods ended June 30, 2010 and 2009, the company incurred an expense of $25,350 for each period to a member of the Gleasman family for administrative, technological and engineering consulting services. During the six month periods ended June 30, 2010 and 2009, the company incurred an expense of $37,050 and $50,700, respectively, to the same person. The related payments consisted of cash of $25,350 and $0 for the three month periods ended June 30, 2010 and 2009, respectively, with the balance paid in business consulting common shares. For the six month periods ended June 30, 2010 and 2009, the related payments consisted of cash of $33,150 and $0, respectively, with the balance paid in business consulting shares.
[3]	During the three month periods ended June 30, 2010 and 2009, the company incurred an expense of $23,270 for each period to a family member of its general counsel for engineering services rendered to the company. During the six month periods ended June 30, 2010 and 2009, the company incurred an expense of $41,170 and 46,540, respectively, to the same person. The related payments consisted of cash of $23,270 and $0 for the three month periods ended June 30, 2010 and 2009, respectively, with the balance paid in business consulting common shares. For the six month periods ended June 30, 2010 and 2009, the related payments consisted of cash of $30,430 and $0, respectively, with the balance paid in business consulting shares.
[4]	On September 14, 2007, the company moved its executive offices and engineering operations from Pittsford and Webster, New York to a Rochester, New York facility, which includes both manufacturing and executive office space. The Rochester facility is owned by a partnership, in which Asher J. Flaum, a company director is a partner. On April 28, 2008, the company’s board of directors approved the terms of a lease for these premises and such lease was executed on April 29, 2008. (See Note F 2).
In February 2010, the company made a one-time payment in shares for payments of additional rent. The company charged approximately $20,000 to general and administrative expense.

NOTE E — Stockholders’ Capital Deficit
[1]	Common Stock
During the three and six month periods ended June 30, 2010, the company sold 350,167 and 360,167 restricted common shares for proceeds of $105,050 and $110,050, respectively, to accredited investors in a series of private placements.
During the three and six month periods ended June 30, 2009, the company sold 64,103 restricted common shares for proceeds of $50,000 to accredited investors in a series of private placements.
For the three and six month periods ended June 30, 2010, the company issued 0 and 22,756 restricted common shares to an accounting firm in partial payment for services rendered in the amount of $9,785. For the three and six month periods ended June 30, 2009, the company issued 5,000 restricted common shares to an accounting firm in partial payment for services rendered in the amount of $4,000.
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
Since its designation, the company has sold an aggregate 765,512 Class A Preferred shares for aggregate proceeds of $3,062,048. The company has issued an aggregate 198,349 common stock warrants in connection with the sale of Class A Preferred to the holders of the Class A Preferred, all exercisable over a 10 year period at $.01 per common share. 182,099 of these warrants have been exercised through June 30, 2010.
Since its designation, Class A Preferred holders have converted an aggregate 146,000 Class A Preferred shares into the company’s common stock on a one for one basis through June 30, 2010. For the three and six month periods ended June 30, 2010, 25,000 Class A Preferred shares were converted. For the three and six month periods ended June 30, 2009, 51,250 Class A Preferred shares were converted.
Upon conversion, Class A Preferred shareholders are entitled to receive, in accordance with the terms of the Class A Preferred, dividends payable either in cash or in Class A Preferred shares, at discretion of the board of directors, calculated at the rate of 10 percent per annum. At times, the company’s board may elect to settle dividends through the issuance of common stock in lieu of cash. The number of common shares issued is based on the market price of such stock at the time of conversion. Class A Preferred shares paid as dividends do not participate in cumulative dividend rights.
Through June 30, 2010, an aggregate of $164,993 dividends have been paid on the Class A Preferred by the issuance of 16,389 Class A Preferred shares and 77,499 common shares. 11,534 common shares were isssued as dividends in the three and six month periods ended June 30, 2010. 65,965 common shares were issued as dividends in the three and six month periods ended June 30, 2009.
At both June 30, 2010 and 2009, dividends payable upon conversion of 619,512 outstanding shares of Class A Preferred amounted to approximately $1,283,000 and $1,114,000, respectively. Through June 30, 2010, the company has issued 11,339 Class A Preferred shares as dividends which are excluded from the accumulated dividend payable.
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
Since its designation, 20,000 Class B Preferred have been converted on a one for one basis into 20,000 shares of common stock. For the three and six months ended June 30, 2010 and 2009, no Class B Preferred were converted.
Upon conversion, Class B Preferred shareholders are entitled to receive, in accordance with the terms of the Class B Preferred, dividends payable either in cash or in Class B Preferred shares, at the discretion of the board of directors, calculated at the rate of 10 percent per annum. At times, the company’s board may elect to settle dividends through the issuance of common stock in lieu of cash. The number of common shares issued is based on the market price of such stock at the time of conversion. Class B Preferred shares paid as dividends do not participate in cumulative dividend rights.

Through June 30, 2010, aggregate $24,082 dividends have been paid on the Class B Preferred by the issuance of 30,103 common shares. No dividends were paid in the three and six month periods ended June 30, 2010 and 2009.
At June 30, 2010 and 2009, dividends payable upon the conversion of 77,500 shares of Class B Preferred outstanding amounted to approximately $185,000 and $146,000, respectively.
[4]	Stock-Option Plan:
In December 1997, the board of directors adopted and on May 28, 1998, the company’s shareholders ratified the creation of a Stock Option Plan (the “Option Plan”) which provides for the grant of up to 2,000,000 common stock options to officers, directors and consultants who are eligible to receive incentive, nonqualified or reload stock options. Options granted under the Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the per share trading price of the underlying common stock on the date of grant, except that the exercise period for options granted to a greater than 10% shareholder may not exceed five years and the exercise price may not be less than 110% of such trading price per share on the date of grant.
The following table represents information relating to stock options outstanding at June 30, 2010:

Options Outstanding and Exercisable
	Weighted	Weighted
	Average	Average	Aggregate
	Exercise	Remaining Life	Intrinsic
Shares	Price	in Years	Value
641,848	4.79	3.22	$0
By its terms, the company’s Option Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the Option Plan, although outstanding options remain available for exercise in accordance with their terms. No options were exercised for the three and six month periods ended June 30, 2010 and 2009.
As of June 30, 2010, the company did not have any unrecognized stock compensation related to unvested awards.
[5]	Business Consultants Stock Plan:
For the three month periods ended June 30, 2010 and 2009, the company issued 443,400 and 506,998 common shares to business consultants under the Business Consultants Stock Plan and charged $169,000 and $401,000 to operations in connection with these share issuances. For the six month periods ended June 30, 2010 and 2009, the company issued 1,075,819 and 944,392 common shares to business consultants under the Plan and charged operations $463,000 and $770,000 in connection with these services including stock issued in connection with commercializing events. Share issuances are valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which are valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which are valued as of the end of each month effective February 17, 2009.
On March 23, 2010, the board of directors approved an increase in the number of common shares reserved for issuance under the company’s Business Consultants Stock Plan by 5,000,000 common shares. These shares were registered under the Securities Act of 1933 by the filing of a registration statement on Form S-8 with the Securities and Exchange Commission which became effective on April 1, 2010.
On May 24, 2010, 88,857 unallocated business consultant shares were returned by the consultants’ trust to the company for cancellation on the company’s stock record books. The company credited the fair value of the shares to general and administrative expense for approximately $45,000. The related liability was satisfied through cash payments.
As of June 30, 2010, 5,423,020 shares are available for future issuances under the Business Consultants Stock Plan.
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
Due to changes made to the Nonmanagement Directors Plan described below, the company did not issue any warrants under the plan for the three and six month periods ended June 30, 2010 and 2009. No previously issued warrants were exercised during the three and six month periods ended June 30, 2010 and 2009.

On October 10, 2007, the Nonmanagement Directors Plan was modified to (1) eliminate the issuance of warrants and replace the payment with either cash or common shares, at the discretion of the board of directors, and (2) increase the fees payable to the company’s nonmanagement directors. As adjusted, each nonmanagment director (a total of 4 persons) would receive $26,460 for board and committee service per annum. The chairman of the audit committee would receive an additional $12,600 per annum and the chairman of the nominating committee would receive an additional $5,355 per annum.
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
For the three month periods ended June 30, 2010 and 2009, the company issued 182,400 and 93,885 common shares under the plan to satisfy the payables for services rendered by the Company’s non-management directors with a value of $68,000 and $62,000 for such periods, respectively. $45,000 and $41,000 were charged to operations for the three month periods ended June 30, 2010 and 2009, and $23,000 and $21,000 were a settlement of fees payable as of March 31, 2010 and 2009, respectively.
For the six month periods ended June 30, 2010 and 2009, the company issued 345,939 and 165,875 common shares under the plan to satisfy the payables for services rendered by the Company’s non-management directors with a value of $144,000 and $124,000 for such periods, respectively. $109,000 and $62,000 were charged to operations for the six month periods ended June 30, 2010 and 2009, and $35,000 and $62,000 were a settlement of fees payable as of December 31, 2009 and 2008, respectively.
[7]	Business, Financial and Engineering Consultants:
Through June 30, 2010, the company has issued 1,689,583 common stock warrants to various business, financial and engineering consultants, of which 94,583 have been exercised for proceeds of $918 and 445,000 cancelled in exchange for the participation of certain engineers in the company’s 2008 Commercializing Event Plan. (Note E [10]).
On March 28, 2008, the board approved the issuance of an aggregate 195,000 warrants, immediately exercisable at $5.00 per common share until 2016, to two consultants who elected not to participate in the company’s 2008 Commercializing Event Plan. The company recorded a charge in the amount of $249,000 to general and administrative expense.
On February 17, 2010, the company issued 100,000 common stock warrants vesting immediately and exercisable for ten years at an exercise price of $2.50 per common share to an adviser. The company recorded a charge of $45,000 to general and administrative expenses using the Black-Scholes inputs to calculate the value of the warrants. None of these warrants have been exercised through June 30, 2010 (Note E [8(m)]).
[8]	Warrants:
As of June 30, 2010, outstanding warrants to acquire shares of the company’s common stock are as follows:

				Number of		Number of
Exercise				Shares		Shares
Price		Expiration		Outstanding		Exercisable
	(a)		(a)	125,000	(a)	—
$.75		None		500,000	(b)	—
$.01		2015/2016		54,500	(c)	54,500
$.01-5.00		2010/2016		39,000	(d)	39,000
$5.00		2015		255,000	(e)	255,000
$.01		2010		0	(f)	Exercised
$.01		2011		3,750	(g)	3,750
$1.00		2011		20,500	(h)	20,500
$3.27		2016		400,000	(i)	400,000
$3.75		2016		200,000	(j)	200,000
$5.00		2017		50,000	(k)	50,000
$5.00		2017		100,000	(l)	100,000
$2.50		2017		100,000	(m)	100,000

(a)	Exercisable only if the company has an IPO and exercisable at the IPO price five years from IPO. Through the quarter ended June 30, 2010, the company has not conducted an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution by the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s automotive technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

(c)	The company has issued an aggregate 123,500 warrants at an exercise price of $0.01 to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note E [6]). An aggregate 69,000 warrants have been exercised for approximately $630 in proceeds. No warrants were exercised during the three and six month periods ended June 30, 2010.

(d)	In 2005, the company issued 12,000 warrants to a consultant, immediately exercisable at .01 per common share. During 2005, 3,000 warrants were exercised for proceeds of $30. In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share. None of these warrants were exercised during the three and six month periods ended June 30, 2010 and 2009.

(e)	During 2005, the company issued 210,000 warrants to certain engineering and administrative consultants, exercisable immediately for a ten year term at $5.00 per common share. During 2006, the company issued 295,000 warrants to certain engineering consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if the company sells, licenses or otherwise transfers one or more technologies for value. The engineering consultants holding 445,000 of these warrants agreed to cancel them in the fourth quarter of 2008 in exchange for their participation in the company’s Commercializing Event Plan. On March 28, 2008, the company issued an aggregate 195,000 warrants exercisable until 2016 at $5.00 per common share to two consultants who elected not to participate in the company’s 2008 Commercializing Event Plan. The company recorded a charge of $249,000 to general and administrative expense. None of these warrants were exercised during the three and six month periods ended June 30, 2010 and 2009.

(f)	During 2005, the company issued 6,000 warrants to a consultant, exercisable immediately for a five year term at .01 per common share. All 6,000 warrants were exercised on a cashless basis on May 3, 2010.

(g)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share. During 2006, the company issued 135,849 warrants to investors along with their purchase of 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share. Through December 31, 2009, an aggregate 194,599 of these warrants have been exercised for proceeds of approximately $1, 383. No additional warrants were exercised in the three and six month periods ended June 30, 2010.

(h)	During 2006, one investor purchased 20,500 warrants exercisable immediately for a five year term at $1.00 per common share for a purchase price of $2,000. None of these warrants have been exercised through June 30, 2010.

(i)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. None of these warrants have been exercised through June 30, 2010.

(j)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to a former governmental affairs consultant. None of these warrants have been exercised through June 30, 2010.

(k)	During 2007, the company issued 50,000 warrants exercisable for ten years at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company to potentially place its products in various state school bus programs. The company recorded a charge of $249,000 to general and administrative expenses. None of these warrants have been exercised through June 30, 2010.

(l)	During 2007, the company issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with the company’s engagement to furnish constant velocity joints to a military contractor. The company recorded a charge of $401,000 to general and administrative expenses. None of these warrants have been exercised through June 30, 2010.

(m)	On February 17, 2010, the company issued 100,000 common stock warrants exercisable for ten years at an exercise price of $2.50 per common share to an adviser. The company recorded a charge of $45,000 to general and administrative expenses using the Black-Scholes inputs shown below to calculate the value of the warrants. None of these warrants have been exercised through June 30, 2010.

For the Six Months Ended
June 30, 2010
Black-Scholes Assumptions

Term	10.00 years
Expected forfeiture rate	-0-%
Risk-free rate	3.74%
Volatility	122.25%
Dividend yield	0.0%
The following summarizes the activity of the company’s outstanding warrants for the six month period ended June 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Outstanding at January 1, 2010	1,753,750	$2.84	6.65 years	$—
Granted	100,000	2.50	9.77 years	—
Exercised	6,000	—	—	—
Canceled or expired	—	—	—	—

Outstanding at June 30, 2010	1,847,750	$2.83	6.47 years	$22,865

Exercisable at June 30, 2010	1,222,750	$3.68	6.47 years	$22,865

[9]	Shares Issued to Trust for Consulting Services:
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
During the three and six month periods ended June 30, 2010, the company issued 0 and 104,167 business consultants shares of common stock valued at $0 and $50,000, respectively, to the trust to satisfy the payment of invoices submitted by the consultants for services rendered during such periods. In May, 2010, the consultants elected to terminate the trust and on May 24, 2010, 88,857 business consulting shares which were unallocated with respect to the payment of invoices as of the termination were returned to the company and cancelled on the company’s record books. The related liability was satisfied through cash payments.
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
On October 31, 2007, the board of directors adopted a new 2007 Commercializing Event Plan (the “2007 Event Plan”). The 2007 Event Plan provides that upon the happening of any commercializing event, each of the directors and executive officers of the company as well as certain management personnel shall be entitled to share equally in 6% of the gross amount derived or to be derived from the commercializing event transaction(s). Similarly, certain of the company’s engineers are entitled to share equally in 2% of such gross amount. The plan provides for payment to be made with the issuance of common shares.
In order to actually receive payment under the 2007 Event Plan, each participant must be both a) employed by, a consultant to or associated with the company and b) judged to be “in good standing” with the company at the time payment is made, all as determined by the board as of the date of the board’s authorization of payments to be made.
During the three and six month periods ended June 30, 2010, the company issued 0 and 32,077 common shares under the 2007 Event Plan and recorded charges of $0 and $13,000, respectively. For the three and six month periods ended June 30, 2009, the company issued 4,669 common shares under the 2007 Event Plan and recorded charges of $14,000.

The company accounts for the settlement of its commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of its business consulting shares under ASC 505-50 (Previously known as: FASB Statement 123(R) “Share Based Payment”), provided that there are sufficient shares under the business consultants plan. Under ASC 505-50, the company measures commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, the company will follow the provisions of FASB ASC 815-40 (Prior authoritative literature: EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under ASC 815-40, the company will record a liability instrument for the resulting changes in fair value from the date due to the end of each reporting period until such liability is satisfied.
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
On February 6, 2009, the company signed a consulting agreement with a strategic planning, government relations, marketing and public relations firm to render consulting services for a one year period. Under the agreement, the company is obligated to pay the consulting firm $20,000 per month, except that, until the consultant has assisted the company in securing an agreed-upon level of governmental and /or private funding, the company’s monthly obligation is limited to $4,000. On February 19, 2010, the agreement with the consulting firm was renewed for an additional six months under the same terms. As of June 30, 2010, no funding had been obtained under the extended agreement and as a result, the company’s monthly obligation under the extended agreement is $4,000. Payments to the consultant firm are charged to operations. This agreement will terminate by its terms on August 19, 2010.
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
Rental payments and certain other payments due to the landlord may be paid in common shares of the company, based upon the closing price per share on the 15th day of the calendar month immediately prior to the date any installment payment of monthly rent or other payment is due landlord.
Rent expense for the three and six months ended June 30, 2010 and 2009 was $15,000 and $29,600 and $15,000 and $30,000, respectively. For the three and six months period ended June 30, 2010, the company issued 54,787 and 103,974 business consultant common shares in payment for rent. For the three and six months ended June 30, 2009, the company issued 53,655 and 83,680 business consultant common shares in payment for rent.
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

NOTE H — Royalty Agreement
On December 12, 2007, the company granted High Density Powertrain, Inc. of Waterford, Michigan (“HDP”) an exclusive, worldwide license to incorporate the company’s constant velocity joint technology in HDP’s family of highly-powered, multifueled, fuel efficient, light weight, cost effective internal combustion engines. In consideration for the grant of the license, the company will receive annual royalties equal to 5% of annual gross revenues generated by the sale of HDP’s multifuel engines, including all sublicense of such technology. There are no minimum royalty payments and the grant does not affect the company’s ability to commercialize its constant velocity joint technology in any other field and/or application. At June 30, 2010, the company had not received any royalties under this agreement.
NOTE I — Subsequent Events
(1) On July 19, 2010, the company received a net $57,000, after payment of $3,000 in legal expenses, in connection with a Securities Purchase Agreement for the issuance of a Convertible Note in the principal amount of $60,000 due and payable on April 2, 2011, with interest payable at the rate of 8% per annum.
The outstanding Note principal and all interest accrued thereon can be converted, in whole or in part, into the company’s common stock at the election of the Holder from time to time beginning 180 days after the July 2, 2010 issue date. The conversion price is equal to 58% of the average of the three lowest closing bid prices of the company’s common stock during a 10 day trading period immediately prior to the date the Holder’s conversion notice is sent to the company.
The company may prepay the principal amount of the Note and all accrued interest at any time beginning on the July 2, 2010 issue date and expiring 180 days thereafter. In the event the company elects to prepay within the first 90 days, the repayment amount is 150% of the $60,000 principal amount and outstanding accrued interest and if between the 91st and 180th day, the repayment amount is 175% of the $60,000 principal amount and outstanding accrued interest.
In the event of default, the amount of principal and interest not paid when due bears interest at the rate of 22% per annum and the Note becomes immediately due and payable.
The Note agreement contains covenants requiring the Holder’s written consent for certain activities not in existence or not committed to by the company on the date of issuance as follows: common stock dividend distributions in cash or shares, stock repurchases, borrowings, sale of significantly all assets, certain advances and loans in excess of $100,000 and certain guarantees with respect to third-party liabilities.
(2) Effective July 1, 2010, the company engaged the services of a consulting firm to provide expertise in local, state and federal governmental relations, to advise the company with respect to media relations, business development and in negotiating with industry representatives. The company has agreed to pay the consultant an annual retainer of $48,000 to be paid in quarterly installments of $12,000 beginning July 1, 2010. The agreement is for a one year term.
(3) Effective July 1, 2010, the company engaged a consultant to provide the company with assistance in the development of strategic plans, financial modeling, licensing agreements, partnership agreements and general funding opportunities. The company has agreed to pay the consultant an annual retainer equal to $34,500 to be paid in quarterly installments of $8,625 beginning July 1, 2010. The company also agreed to pay the consultant a commission equal to 4% of the value received by the company from third parties introduced by or through the auspices of the consultant. The agreement is for a two year term.
(4) On July 16, 2010, Asher J. Flaum, a director of Torvec, Inc. purchased 40,000 restricted common shares of the company for $16,400.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(a)	Overall Business Strategy
From its inception in 1996, the company’s overall business plan has been to design, develop, build and commercialize its automotive technologies, including its hydraulic pump/motor system, infinitely variable transmissions, Iso-Torque® differential, constant velocity joint technology and full terrain vehicle.
As a result of its development efforts, three of the company’s technologies are ready for immediate production and commercialization on a design-specific basis:
IsoTorque® Differential
Full Terrain Vehicle®
Infinity Variable Transmission
In management’s opinion, each of these products represents technological breakthroughs that ultimately benefit both the end user and the environment.
The company’s current focus is to take its products to the market as swiftly as possible, to maximize return on its technologies. Towards this end, Torvec has created products and developed specific marketing strategies for each product. Each product has an immediate niche/custom market component and a mass market component, in order to fully capitalize on its technological innovations.
Torvec is currently seeking to ally itself with one or more strategic partners in terms of capital infusion and/or manufacturing /distribution capabilities to penetrate each defined product market as expeditiously as possible for all parties involved.
IsoTorque® Differential
Our IsoTorque Differential is an evolution in differential design, allowing for maximum traction without interfering with differentiation, resulting in improved performance, handling and safety. Evaluations by four separate racing teams have all shown a reduction in lap times by one second per lap with installation of the IsoTorque. The IsoTorque differential allows for optimal utilization of engine power by perfecting balancing the torque to each wheel according to the amount of traction under each wheel.
Full Terrain Vehicle®
The Full Terrain Vehicle (FTV®) is an environmentally sensitive tracked vehicle that is capable of achieving speeds up to 60 mph, while maintaining the high traction and load capability of a tracked vehicle. This makes the FTV ideally suited for off-road application in the military, aid relief, agriculture, utilities, forestry, fire & rescue, and construction industries, among others.
The FTV has both off-and-on highway capabilities with rubber tracks that do not damage paved highways. The vehicle’s light weight yields light track pressure (less than 3.0 PSI when fully loaded) thus avoiding soil erosion and compaction. It allows for driver-friendly operation through the use of a steering wheel. The vehicle is maneuverable, pivoting 360° on its center. Traction surpasses that of a 4WD on any terrain, and the patented Steer-Drive is not used in any other track vehicle (most others employ either traditional “skid steering” or hydrostatics).
Torvec delivered the FTV to Tyndale Air Force base in Florida on February 9, 2010 with the vehicle meeting all specifications to serve as the USAF’s Advance Combat Firefighting Vehicle Platform.
Infinity Variable Transmission
Torvec’s primary foray into green technology is its Infinity Variable Transmission (“IVT”). In its most recent testing in a Dodge ram 3/4 ton truck, Torvec obtained gains of 17% in fuel economy compared to a 4 speed automatic in the New York City Cycle EPA test. Emission data has also been collected comparing the IVT to the stock automatic transmission demonstrating a steep drop in hydrocarbon emissions, as well as drops in carbon dioxide, free carbon, and nitrogen oxide emissions.

(b)	Results of Operations
The company did not generate revenue in the three and six month period ended June 30, 2010. Revenue net of cost of goods sold for the three and six month period ended June 30, 2009 was $0 and $85,000, respectively. The revenue generated was due to a sale of a prototype , which was a non recurring event. Other income for the three and six month period ended June 30, 2010 was $29,000 and $1,929,000, respectively. This was due to the sale of assets and the settlement of license litigation, respectively. There was $0 of other income for the comparative prior three and six month periods ended June 30, 2009.
Research and development expenses for the three month period ended June 30, 2010 amounted to $67,000 as compared to $96,000 for the three month period ended June 30, 2009. Research and development expenses for the six month period ended June 30, 2010 amounted to $168,000 as compared to $229,000 for the six month period ended June 30, 2009. The decrease of $29,000 and $61,000 in the three and six month comparative is due to decreased cost associated with the allocation of the company’s technology expenses. Expenses are generally directly attributable to a project and there has been a decrease in the research and development of projects. The company policy is to allocate a portion of the Gleasmans’ contributed services to research and development. Management expects research and development to continue in this trend of decrease expense in comparison to prior periods due to the emphasis on commercialization.
General and administrative expense for the three month period ended June 30, 2010 amounted to $599,000 compared to $834,000 for the three month period ended June 30, 2009. General and administrative expenses for the six month period ended June 30, 2010 amounted to $1,347,000 as compared to $1,485,000 for the six month period ended June 30, 2009. This decrease of $235,000 and $138,000 in the three and six month comparative is due, in large part, to the decreased spending on consulting services.
The net loss for the three month period ended June 30, 2010 was $637,000 as compared to the three month period ended June 30, 2009 of a net loss of $930,000. The net income for the six month period ended June 30, 2010 was $414,000 as compared to a net loss of $1,629,000 for the six month period ended June 30, 2009. The three month period comparative decrease of net loss of $293,000 is due to a decrease in expenses. Research and development expense decreased by $29,000 due to the position left vacant by Jim Gleasman and the general and administrative expense decreased by $235,000 largely due to the decrease in professional and consulting expenses. The six month period result was a net income of $414,000 compared to a net loss of $1,629,000 for the six month period ended June 30, 2009, principally related to the gain on sale of Ice Engineer of $1,900,000 during the first quarter of fiscal 2010.
(c)	Liquidity and Capital Resources
The company’s business activities during the six month periods ended June 30, 2010 were funded principally through the receipt of $1,100,000 in settlement of litigation with Ice Engineering, LLC, the receipt of approximately $103,000 representing New York State corporation income tax refundable credits, recognized in prior years, allocable to certain research and development expenses incurred in the 2008 tax year, and the receipt of approximately $110,000 from the sale of approximately 360,167 restricted common shares to accredited investors.
For the six month periods ended June 30, 2010 and 2009, net cash used in operating activities $805,000 and $242,000, respectively. The increase of $563,000 was due in large part to the availability of cash to pay consultants instead of payment in the issuance of common shares.
For the six month periods ended June 30, 2010 and 2009, cash provided by investing activities amounted to $1,124,000 and $0, respectively. This increase was due to the receipt of $1,100,000 in settlement of litigation with Ice Engineering LLC.
For the six month periods ended June 30, 2010 and 2009, cash provided by financing activities amounted to $84,000 and $62,000, respectively. This increase was due in large part to higher sales of common stock.
For the six month period ended June 30, 2010, the company issued 1,075,819 and 944,392 common shares to business consultants under the Business Consultants Stock Plan in exchange for ongoing business advisory services, engineering services, legal fees, including patent services, internal accounting services and other corporate services. As of June 30, 2010, 5,423,020 shares are available for future issuances under the Business Consultants Stock Plan.
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

Effective March 14, 2010, James Gleasman retired as the company’s chief executive officer, interim chief financial officer and as a member of the board of directors. Mr. Gleasman passed away on May 29, 2010.
For the three and six month period ended June 30, 2010, the company recorded $25,000 and $75,000 to research and development expense and $50,000 and $136,000 to general and administrative expense, based upon management’s estimate of the Gleasmans time allocation.
For the period from September 1996 (inception) through June 30, 2010, the company has accumulated a deficit of $52,799,000, and at June 30, 2010 has a working capital deficit of $189,000 and stockholders’ capital deficit of $11,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts are principally devoted to the ongoing refining of its technologies and commercializing its products. Management believes that based upon its current cash position and its projected cash flows from its business operations, the company will be able to meet its anticipated cash requirements through June 30, 2011. However, if adequate funds are not available, the company may need to downsize operations, incur debt or raise additional capital. There can be no assurance that the company will be successful in raising additional capital or incur debt when needed on terms acceptable to the company. These conditions indicate that we may not be able to continue operations as a going concern as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
(d)	Critical Accounting Policies
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
Recent Accounting Pronouncements:
See Note B [9] of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for a discussion of the impact of the recent accounting standards
(e)	Impact of Inflation
The extent inflation has impacted the company’s operations during the three and six month periods ended June 30, 2010, has been determined by management not to have been significant.
(f)	Quarterly Fluctuations
As of June 30, 2010 and 2009, the company had not engaged in substantial revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable

Item 4.	CONTROLS AND PROCEDURES
Disclosure controls and procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our President and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our President and interim Chief Financial Officer have concluded, as of June 30, 2010, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Other than the remediation efforts described thereafter, there have been no significant changes in our internal controls over financial reporting during the second quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Below, we have described the material weaknesses that were identified for the year ended December 31, 2009 and the current status of management’s remediation efforts.
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
Management has conducted, with the participation of our President and our interim Chief Financial Officer, an assessment of the effectiveness, of our internal control over financial reporting as of June 30, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on the evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. The material weaknesses identified did not result in the restatement of any previously reported financial statements nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:
The material weaknesses relate to the a) preparation of the income tax disclosures and the related components of our deferred tax assets, b) accounting for equity transactions and c) the preparation of financial statements and footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. While we engage outside consultants to assist us in preparing our tax provision and tax returns, our financial statements and related disclosures, we did not have proper review controls to monitor outside consultants. We have not implemented an effective review process for accounting for income taxes, which could lead to errors in computation and disclosures. The Company does not have technical expertise in financial reporting to monitor work performed by outside consultants.
We have taken appropriate and reasonable steps to make the necessary improvements to remediate the material weaknesses. We intend to consider the results of our remediation efforts and related testing as part of our fiscal 2010 assessment of the effectiveness of our internal control over financial reporting.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:
a)	Income Tax Disclosures — Management is in the process of working with the consultant to increase the amount of oversight in regard to the tax disclosure and the related components.
b)	Accounting for Equity Transactions — The internal control has been modified so that price protection is no longer being provided to the company’s consultants. The Compensation and Governance Committee has reviewed this policy and it is management’s assessment that this material weakness has been resolved.
c)	Preparation of the Financial Statements — Management is in the process of working with the consultant to increase the amount of oversight in regard to financial statement preparation. Additional consulting services are now being provided and the Company has engaged as a consultant an individual with over ten years experience as a chief financial officer of a public company to oversee financial statement preparation.
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
During the three and six month periods ended June 30, 2010, the company sold 350,167 and 360,167 restricted common shares for proceeds of $105,050 and $110,050, respectively, in a private placement.
The investors in each of these transactions are qualified accredited investors within the meaning of regulation D promulgated under the Securities Act of 1933 and the company is therefore relying on section 4(2) of said Act as a transaction by an issuer not involving a public offering.

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

None.

(9) Voting Trust Agreement

None.

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

10.3
The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, 2,500,000, 5,000,000 and 5,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, April 20, 2004, October 13, 2006 and April 1, 2010, respectively.

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

10.57
Settlement and Release Agreement by and between CXO on the Go of Delaware, LLC et. al and Torvec, Inc. et. al., dated March 6, 2009, incorporated by reference to annual report (Form 10-K) filed for the year ended December 31,2008;

10.58	Memorandum of Understanding between Rochester Institute of Technology and Torvec, inc. dated as of July 31,2010, incorporated by reference to current report (Form 8-K) filed August 6, 2009;

10.59	Prototype Agreement between Eastern Mining & Industrial Supply and Torvec, Inc. dated as of November 11, 2009, incorporated by reference to current report (Form 8-K) filed November 18, 2009;

10.60
Agreement between Rochester Institute of Technology’s Center for Integrated Manufacturing Studies and Torvec, inc. dated as of October 6, 2009, incorporated by reference to current report (Form 8-K) filed November 18, 2009;

10.61
Resignation letter of James Y. Gleasman as chief executive officer, interim chief financial officer and director dated March 5, 2010, incorporated by reference to current report (Form 8-K) filed March 5, 2010;

10.62	Corporate Sponsorship Agreement between Phoenix Performance, Inc. and Torvec, inc. dated as of May 18, 2010, incorporated by reference to current report (Form 8-K) filed May 26, 2010;

10.63	Operating Agreement of Torvec-China, LLC dated as of June 11, 2010, incorporated by reference to current report (Form 8-K) filed June 16, 2010;

10.64	Exclusive Marketing Agreement between Torvec, inc. and Torvec-China, LLC dated as of June 11, 2010, incorporated by reference to current report (Form 8-K) filed June 16, 2010;

10.65	Sales and Marketing Agreement between Torvec-China, LLC and Across-China (USA), Inc. dated as of June 11, 2010, incorporated by reference to current report (Form 8-K) filed June 16, 2010;

10.66	Convertible Promissory Note issued by Torvec, Inc. to Asher Enterprises, Inc. dated as of July 2, 2010, incorporated by reference to current report (Form 8-K) filed July 20, 2010;

10.67	Securities Purchase Agreement between Asher Enterprises, Inc. and Torvec, Inc. dated as of July 2, 2010, incorporated by reference to current report (Form 8-K) filed July 20, 2010;

11	Statement regarding computation of per share earnings (loss)

Not applicable

14	Code of Ethics

16	Letter on change in certifying accountant

None

18	Letter regarding change in accounting principles

None

20	Other documents or statements to security holders

None

21	Subsidiaries of the registrant

Ice Surface Development, Inc. (New York)

Iso-Torque Corporation (New York)

IVT Diesel Corp. (New York)

Variable Gear, LLC (New York)

Torvec-China, LLC—(New York)

22	Published report regarding matters submitted to vote of security holders

None

23	Consents of experts and counsel

24	Power of attorney

None

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications

32	Section 1350 Certifications

99	Additional exhibits

None

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2010	TORVEC, INC.
	By:	/s/ Keith E. Gleasman
Keith E. Gleasman, President and
Interim Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 13, 2010	By:	/s/ Keith E. Gleasman
Keith E. Gleasman, President and
Interim Chief Financial Officer
EXHIBIT INDEX

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications

(32)	Section 1350 Certifications