Form 10-Q
period 2010-09-30
TORVEC INC
filed 2010-11-15
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-24455
TORVEC, INC.
(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of	16-1509512
incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☑     No ☐
Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of Shares Outstanding at
Class	November 10, 2010
Common Stock, $.01 par value	45,633,429

TORVEC, INC.
(a development stage company)
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — September 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Consolidated Statements of Operations—Three and Nine Months Ended September 30, 2010 and 2009 and September 25, 1996 (Inception) through September 30, 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2010 and 2009 and September 25, 1996 (Inception) through September 30, 2010 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	26

SIGNATURE PAGE	32

EXHIBIT INDEX	33

Exhibit 31.1
Exhibit 32

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
TORVEC, INC.
(a development stage company)
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$117,000	$41,000
Prepaid expenses and other receivables	8,000	111,000

Total current assets	125,000	152,000

Property and Equipment:
Office equipment	68,000	68,000
Shop equipment	142,000	139,000
Leasehold improvements	213,000	213,000
Transportation equipment	64,000	106,000

	487,000	526,000
Less accumulated depreciation and amortization	(298,000)	(299,000)

Net property and equipment	189,000	227,000

Total Assets	$314,000	$379,000

LIABILITIES
Current liabilities:
Notes payable, current portion	$90,000	$20,000
Accounts payable	146,000	255,000
Accrued liabilities	567,000	451,000
Due to related party	11,000	22,000
Deferred income	28,000	828,000

Total current liabilities	842,000	1,576,000

Deferred rent	22,000	29,000
Notes payable, net of current portion	—	9,000

Total liabilities	$864,000	$1,614,000

Commitments and contingencies (See Note F)

STOCKHOLDERS’ CAPITAL DEFICIT
Preferred stock, $.01 par value, 100,000,000 shares authorized
3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share, per annum, September 30, 2010 and December 31, 2009: 630,851 and 655,851 shares issued and outstanding, respectively (liquidation preference $3,868,269 and $3,841,491, respectively)

300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share, per annum, September 30, 2010 and December 31, 2009: 77,500 and 77,500 shares issued and outstanding, respectively (liquidation preference $581,858 and $552,795, respectively)	7,000	7,000
Common stock, $.01 par value, 405,000,000 shares authorized, 37,847,555 and 35,811,192 issued and outstanding, at September 30, 2010 and December 31, 2009, respectively	378,000	358,000
Additional paid-in capital	52,944,000	51,613,000
Deficit accumulated during the development stage	(53,879,000)	(53,213,000)

Total Torvec, Inc. Stockholders’ Capital Deficit	(550,000)	(1,235,000)
Noncontrolling Interest of Subsidiary	—	—

Total Stockholders’ Capital Deficit	(550,000)	(1,235,000)

Total Liabilities and Stockholders’ Capital Deficit	$314,000	$379,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three	Three			September 25,
	Months	Months	Nine Months	Nine Months	1996 (Inception)
	ended September	ended September	ended September	ended September	through September
	30, 2010	30, 2009	30, 2010	30, 2009	30, 2010

Revenue	$—	$—	$—	$175,000	$422,000
Cost of Goods Sold	—	—	—	90,000	315,000

Gross Profit	—	—	—	85,000	107,000

Costs and expenses
Research and development	133,000	189,000	301,000	418,000	16,156,000
General and administrative	916,000	619,000	2,263,000	2,103,000	42,116,000
Asset impairments	—	—	—	—	1,071,000

Loss from operations	$(1,049,000)	$(808,000)	$(2,564,000)	$(2,436,000)	$(59,236,000)
Reversal of liability on cancellation of debt	—	—	—	—	1,541,000
Other income / (expense)	(31,000)	—	1,898,000	—	2,158,000

Loss Before Income Tax Benefits	$(1,080,000)	$(808,000)	$(666,000)	$(2,436,000)	$(55,537,000)
Income tax benefits	—	151,000	—	151,000	386,000

Net Loss	$(1,080,000)	$(657,000)	$(666,000)	$(2,285,000)	$(55,151,000)

Net loss attributable to non-controlling interest in subsidiary	—	—	—	—	1,272,000

Net Loss attributable to Torvec, Inc.	$(1,080,000)	$(657,000)	$(666,000)	$(2,285,000)	$(53,879,000)

Preferred stock beneficial conversion feature	—	—	—	—	763,000
Preferred stock dividends	72,000	73,000	156,000	234,000	1,539,000

Net Loss attributable to common stockholders	$(1,152,000)	$(730,000)	$(822,000)	$(2,519,000)	$(56,181,000)

Basic and Diluted Net Loss attributable to common stock per share	$(0.03)	$(0.02)	$(0.02)	$(0.07)

Weighted average number of shares of Common stock, Basic and Diluted	37,576,000	34,524,000	36,878,000	33,719,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			September 25,
			1996
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(666,000)	$(2,285,000)	$(55,151,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,000	48,000	2,552,000
Loss on impairment of license	—	—	1,071,000
Impairment of goodwill	—	—	19,000
Gain on sale of fixed assets	(27,000)	—	(37,000)
Compensation expense attributable to common stock in subsidiary	—	—	619,000
Common stock issued for services	449,000	1,114,000	14,961,000
Warrants issued for services	45,000	—	294,000
Shares issued for future consulting services	—	—	103,000
Stockholder contribution of services	286,000	1,050,000	3,895,000
Gain on cancellation of debt	—	—	(1,541,000)
Contribution to capital, Ford Truck	—	—	16,000
Common Stock issued in connection with Commercializing Event	13,000	14,000	63,000
Cancellation of trust shares at trust termination	(45,000)	—	(45,000)
Gain on sale of Ice Engineering license	(1,900,000)	—	(1,900,000)
Compensatory common stock, options and warrants	441,000	—	18,317,000
Change in fair value measurement	30,000	—	30,000
Changes in:
Prepaid expenses and other receivables	103,000	(122,000)	153,000
Deferred revenue	—	—	(63,000)
Deferred rent	(7,000)	(7,000)	22,000
Accounts payable and accrued expenses	46,000	298,000	4,467,000
Deferred compensation	—	(535,000)	—
Due to a related party	(11,000)	—	11,000

Net cash used in operating activities	(1,203,000)	(425,000)	(12,144,000)

Cash flows from investing activities:
Purchase of property and equipment	(3,000)	—	(363,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of license	1,100,000	—	1,900,000
Proceeds from sale of fixed assets	27,000	—	37,000

Net cash provided by investing activities	1,124,000	—	1,558,000

			September 25,
			1996
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2010	2009	2010
Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	127,000	215,000	7,161,000
Net proceeds from sales of preferred stock	—	—	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Proceeds from long-term borrowings	57,000	—	142,000
Repayments of long-term debt	(29,000)	(12,000)	(109,000)
Proceeds from stockholders’ loan and advances	—	—	250,000
Repayment of stockholders’ loan and advances	—	—	(147,000)
Distributions	—	—	(365,000)

Net cash provided by financing activities	155,000	203,000	10,703,000

Net increase (decrease) in cash	76,000	(222,000)	117,000

Cash at beginning of period	41,000	304,000

Cash at end of period	$117,000	$82,000	$117,000

Supplemental Disclosures:
Interest paid	$1,000	$3,000	$28,000
Income tax paid	—	—	1,000
Non cash investing and financing activities:
Shares issued for acquisition of leasehold improvements	—	—	166,000
Issuance of common stock in settlement of payables	35,000	62,000	156,000
Preferred stock issued in payment of dividend	—	—	39,000
Shares issued for acquisition of Variable Gear	—	—	19,000
Issuance of common stock for license	—	—	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	—	—	2,907,000
Notes payable exchanged for common stock	—	—	50,000
Advance settled with common stock	—	—	25,000
Loss on exchange of noncontrolling interest	—	—	232,000
Shares issued for future consulting services	—	—	103,000
Issuance of common stock for a finder’s fee	—	—	225,000
Advance from stockholder	—	—	250,000
Contribution of FTV Ford Truck	—	—	16,000
Ice Engineering LLC payable netted against receivable	—	—	91,000
Common stock issued in settlement of payable	—	—	58,000
Common stock issued in settlement of patent expense	—	—	117,000
Issuance of common stock as payment for preferred A and B dividends	46,000	—	123,000
See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Notes to Condensed Consolidated Financial Statements
NOTE A — The Company and Basis of Presentation
The interim information contained herein with respect to the three and nine month periods ended September 30, 2010 and 2009 and the period from September 25, 1996 (inception) through September 30, 2010 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the three and nine month periods ended September 30, 2010 and 2009 and since inception. The results are not necessarily indicative of results to be expected for the entire year. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current year presentation.
Torvec, Inc. (the “company”) was incorporated as a New York State business corporation in September 1996. The company, which has not had any significant revenue producing operations and is in the development stage, has developed technology for use in automotive applications. In September 1996, the company acquired numerous patents, inventions and know-how contributed by Vernon E. Gleasman, James Y. Gleasman and Keith E. Gleasman (the “Gleasmans”). The company has developed, is refining and intends to commercialize its technologies, presently focusing on its IsoTorque® differential and its hydraulic pump.
For the period from September 1996 (inception) through September 30, 2010, the company has accumulated a deficit of $53,879,000, and at September 30, 2010 has a working capital deficit of $717,000 and stockholders’ capital deficit of $550,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts are principally devoted to the ongoing refining of its technologies and commercializing its products. In October 2010, the company raised approximately $2,050,000 in a private equity offering through the issuance of 6,834,002 common shares at a price of $0.30 per share (see Note J [2]). Management believes that based upon its current cash position and its projected cash flows from its business operations and access to capital markets, the company will be able to meet its anticipated cash requirements through at least September 30, 2011. However, if adequate funds are not available, the company may need to downsize operations, incur debt or raise additional capital. There can be no assurance that the company will be successful in raising additional capital or incur debt when needed on terms acceptable to the company.
NOTE B — Summary of Significant Accounting Policies
[1]	Consolidation:
The financial statements include the accounts of the company, its majority-owned inactive subsidiary, Ice Surface Development, Inc. (56% owned at September 30, 2010 and 2009), and its wholly-owned subsidiaries Iso-Torque Corporation, IVT Diesel Corp. and Variable Gear LLC. All material intercompany transactions and account balances have been eliminated in consolidation.
[2]	Cash and Cash Equivalents:
Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.
[3]	Estimates:
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
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10 requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. For the three and nine month periods ended September 30, 2010 and 2009, the company excluded 7,722,949 and 3,405,699, and 2,497,949 and 2,430,699 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive. The company also excluded 625,000 warrants at September 30, 2010 and 2009 as the conditions for their vesting were not yet satisfied.
[5]	Income Taxes:
The company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 which requires recording of deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adopted FASB ASC 740-10 relating to “accounting for uncertainty in income taxes” on January 1, 2008. As a result of the implementation of FASB ASC 740-10, we recognized no adjustment for uncertain tax positions. As of September 30, 2010, we have not recognized an increase or decrease to reserves for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions. The tax years 2007 through 2009 remain open to examination by the federal and state tax jurisdictions to which we are subject.
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
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by ASC 718-10-65 (prior authoritative literature: FASB Staff Position (FSP) No. SFAS 123(R)-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”). This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of ASC 718-10.
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
In May 2009, the FASB issued new accounting guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the FASB amended the guidance and removed the contradictions between the requirements of U.S. generally accepted accounting principles U.S. GAAP (“GAAP”) and the Securities and Exchange Commission (“SEC”) filing rules. As a result, public companies will no longer have to disclose the date of evaluation of subsequent events in both issued and revised financial statements.
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
Separately, Ice Engineering, agreed to reimburse approximately $3,500,000 of acquisition and maintenance costs expended by the company in connection with the ice technology. Pursuant to the reimbursement agreement, the company received $500,000 on September 15, 2007. Under the license assignment agreement, the $3,000,000 balance was to be paid at the rate of $300,000 per quarter commencing March 1, 2008, less approximately $91,000 in fees payable to Dartmouth College accrued through September 14, 2007 to be deducted from the first quarterly reimbursement amount. The company received the first installment of $209,000 due March 1, 2008 on April 3, 2008 and did not receive any other installments.
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

For periods for which there is no compensation plan in effect for the Gleasmans, the company is required to record the estimated value of each of the Gleasmans services rendered to the company (estimated at $300,000 each per annum) as a contribution of services under generally accepted accounting principles applicable to the company and is required under the same accounting guidance to allocate the amount of such contribution between research and development expenses on the one hand and general and administrative expenses on the other hand. For the three and nine month period ended September 30, 2010, the company recorded $25,000 and $100,000 to research and development expense and $50,000 and $186,000 to general and administrative expense, respectively, based upon management’s estimate. For the three and nine month period ended September 30, 2009, the company recorded $50,000 and $150,000 to research and development expense and $100,000 and $300,000 to general and administrative expense, respectively, based upon management’s estimate of the Gleasmans time allocation.

Effective March 14, 2010, James Gleasman retired as the company’s chief executive officer, interim chief financial officer and as a member of the board of directors. Mr. Gleasman died on May 29, 2010.

During the year ended December 31, 2009, James Gleasman advanced the company $22,000. The outstanding balance as of September 30, 2010 is $11,000.

[2]	During the three month period ended September 30, 2010 and 2009, the company incurred an expense of $23,400 and $25,350, respectively, to a member of the Gleasman family for administrative, technological and engineering consulting services. During the nine month periods ended September 30, 2010 and 2009, the company incurred an expense of $60,450 and $76,050, respectively, to the same person. The related payments consisted of cash of $23,400 and $0 for the three month periods ended September 30, 2010 and 2009, respectively, with the balance paid in business consulting common shares. For the nine month periods ended September 30, 2010 and 2009, the related payments consisted of cash of $56,550 and $0, respectively, with the balance paid in business consulting shares.

[3]	During the three month periods ended September 30, 2010 and 2009, the company incurred an expense of $21,480 and $23,270, respectively, for each period to a family member of its general counsel for engineering services rendered to the company. During the nine month periods ended September 30, 2010 and 2009, the company incurred an expense of $62,650 and 69,810 respectively, to the same person. The related payments consisted of cash of $21,480 and $0 for the three month periods ended September 30, 2010 and 2009, respectively, with the balance paid in business consulting common shares. For the nine month periods ended September 30, 2010 and 2009, the related payments consisted of cash of $51,910 and $0, respectively, with the balance paid in business consulting shares.

[4]	On September 14, 2007, the company moved its executive offices and engineering operations from Pittsford and Webster, New York to a Rochester, New York facility, which includes both manufacturing and executive office space. The Rochester facility is owned by a partnership, in which Asher J. Flaum, a company director is a partner. On April 28, 2008, the company’s board of directors approved the terms of a lease for these premises and such lease was executed on April 29, 2008. (See note F[2]).

In February 2010, the company made a one-time payment in shares for payments of additional rent. The company charged approximately $20,000 to general and administrative expense.

[5]	On July 16, 2010, Asher J. Flaum, a director of Torvec, Inc. purchased 40,000 restricted common shares of the company for $16,400.

[6]	On September 28, 2010, the board of directors accelerated the payment of the standard monthly compensation due to each of its chairman of the board and general counsel for the months of September-December, 2010, inclusive, by approving the issuance of 162,033 and 208,333 common shares respectively, at the closing price of the company’s common stock on September 28, 2010, namely $.36 per share. The shares were issued on October 7, 2010. The total expense related to this matter is approximately $133,000. The company accrued approximately $33,000 to general and administrative expense in September 2010, and the remaining $100,000 will be charged to general and administrative expense in the fourth quarter of 2010.

NOTE E — Convertible Note
On July 19, 2010, the company received a net $57,000, after payment of $3,000 in legal expenses, in connection with a Securities Purchase Agreement for the issuance of a Convertible Note in the principal amount of $60,000 due and payable on April 2, 2011, with interest payable at the rate of 8% per annum.
The outstanding Note principal can be converted, in whole or in part, into the company’s common stock at the election of the Holder from time to time beginning 180 days after the July 2, 2010 issue date. The conversion price is equal to 58% of the average of the three lowest closing bid prices of the company’s common stock during a 10 day trading period immediately prior to the date the Holder’s conversion notice is sent to the company.
The company may prepay the principal amount of the Note and all accrued interest at any time beginning on the July 2, 2010 issue date and expiring 180 days thereafter. In the event the company elects to prepay within the first 90 days, the repayment amount is 150% of the $60,000 principal amount and outstanding accrued interest and if between the 91st and the 180th day, the repayment amount is 175% of the $60,000 principal amount and outstanding accrued interest.
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
Due to the prepayment penalty clause in the agreement, the company has recorded a $30,000 charge to other expense in the Condensed Consolidated Statements of Operations as of September 30, 2010. As of September 30, 2010, the Condensed Consolidated Balance Sheets reflect a liability of $90,000 for the convertible note, consisting of the $60,000 principal and the $30,000 prepayment penalty.
NOTE F — Stockholders’ Capital Deficit
[1]	Common Stock

During the three and nine month periods ended September 30, 2010, the company sold 44,000 and 404,167 restricted common shares for proceeds of $17,800 and $127,850, respectively, to accredited investors in a series of private placements. During the three and nine month periods ended September 30, 2009, the company sold 228,128 and 322,231 restricted common shares for proceeds of $144,752 and $214,752 to accredited investors in a series of private placements.

For the three and nine month periods ended September 30, 2010, the company issued 0 and 22,756 restricted common shares to an accounting firm in partial payment for services rendered in the amount of $0 and $9,785, respectively. For the three and nine month periods ended September 30, 2009, the company issued 16,173 and 21,173 restricted common shares to an accounting firm in partial payment for services rendered in the amount of $13,100 and $17,100, respectively.

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

Since its designation, the company has sold an aggregate 765,512 Class A Preferred shares for aggregate proceeds of $3,062,048. The company has issued an aggregate 198,349 common stock warrants in connection with the sale of Class A Preferred to the holders of the Class A Preferred, all exercisable over a 10 year period at $.01 per common share. 182,099 of these warrants have been exercised through September 30, 2010.

Since its designation, Class A Preferred holders have converted an aggregate 146,000 Class A Preferred shares into the company’s common stock on a one for one basis through September 30, 2010. For the three and nine month periods ended September 30, 2010, 0 and 25,000 of Class A Preferred shares, respectively, were converted. For the three and nine month periods ended September 30, 2009, 0 and 51,250 of Class A Preferred shares, respectively, were converted.

Upon conversion, Class A Preferred shareholders are entitled to receive, in accordance with the terms of the Class A Preferred, dividends payable either in cash or in Class A Preferred shares, at the discretion of the board of directors, calculated at the rate of 10 percent per annum. At times, the company’s board may elect to settle dividends through the issuance of common stock in lieu of cash. The number of common shares issued is based on the market price of such stock at the time of conversion. Class A Preferred shares paid as dividends do not participate in cumulative dividend rights.

Through September 30, 2010, an aggregate of $164,993 in dividends have been paid on the Class A Preferred by the issuance of 16,389 Class A Preferred shares, of which 5,050 were converted into common shares, and 77,499 common shares. A total of 0 and 11,534 common shares were issued as dividends in the three and nine month periods ended September 30, 2010, respectively. A total of 0 and 65,965 common shares were issued as dividends in the three and nine month periods ended September 30, 2009, respectively.

At September 30, 2010 and 2009, dividends payable upon conversion of 619,512 outstanding shares of Class A Preferred amounted to approximately $1,345,000 and $1,176,000, respectively. Through September 30, 2010, the company has issued 11,339 Class A Preferred shares as dividends which are excluded from the accumulated dividend payable.

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

Since its designation, 20,000 Class B Preferred shares have been converted on a one for one basis into 20,000 shares of common stock. For the three and nine months ended September 30, 2010 and 2009, no Class B Preferred shares were converted.

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

Through September 30, 2010, an aggregate of $24,082 in dividends have been paid on the Class B Preferred by the issuance of 30,103 common shares. No dividends were paid in the three and nine month periods ended September 30, 2010 and 2009. At September 30, 2010 and 2009, dividends payable upon the conversion of 77,500 outstanding shares of Class B Preferred amounted to approximately $194,000 and $156,000, respectively.

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

The following table represents information relating to stock options outstanding under this Plan at September 30, 2010:

Options Outstanding and Exercisable
	Weighted	Weighted
	Average	Average	Aggregate
	Exercise	Remaining Life	Intrinsic
Shares	Price	in Years	Value
641,848	4.79	2.97	$0
By its terms, the company’s Option Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the Option Plan, although outstanding options remain available for exercise in accordance with their terms. No options were exercised for the three and nine month periods ended September 30, 2010 and 2009.

As of September 30, 2010, the company did not have any unrecognized stock compensation related to unvested awards.

[5]	Option Issued to Chief Executive Officer:

On September 30, 2010, the company granted a stock option for 5,150,000 common shares exercisable for ten years at an exercise price of $0.36 per common share to its newly appointed chief executive officer. The option vests and is exercisable as follows: 1,000,000 options vest and are exercisable immediately upon grant; a second 1,000,000 options vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $1.00 per share; a third 1,000,000 options vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $2.00 per share; a fourth 1,000,000 options vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $3.00 per share and the balance of the options, namely 1,150,000 options, vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $4.00 per share. The company valued the option using a variation of a Black-Scholes model, with the following assumptions: (a) an average expected term of 8 years; (b) an expected forfeiture rate of 0%; (c) a risk-free interest rate of 2.1%; (d) an average volatility of 96%; and (f) a dividend yield of 0%. The weighted average value of a single option was determined to be $0.29. Immediate vesting was utilized for the initial tranche and the shorter of the expected vesting period or the 5 1/4 years expected service period will be utilized to amortize the expense related to each of the other tranches, but amortization will be accelerated if the market price milestone is achieved prior to the end of the amortization period. The company charged $262,000 to general and administrative expense as a result of the immediate vesting of 1,000,000 options on September 30, 2010. The unrecognized compensation cost as of September 30, 2010 is $1,255,000.

[6]	Business Consultants Stock Plan:

For the three month periods ended September 30, 2010 and 2009, the company issued 472,548 and 598,864 common shares to business consultants under the Business Consultants Stock Plan and charged $165,000 and $406,000 to operations in connection with these share issuances. For the nine month periods ended September 30, 2010 and 2009, the company issued 1,548,367 and 1,543,256 common shares to business consultants under the Plan and charged operations $628,000 and $1,234,000 in connection with these services including stock issued in connection with commercializing events. Share issuances are valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which are valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which are valued as of the end of each month effective February 17, 2009.

On March 23, 2010, the board of directors approved an increase in the number of common shares reserved for issuance under the company’s Business Consultants Stock Plan by 5,000,000 common shares to a total of 15,000,000 shares authorized under the Plan. These shares were registered under the Securities Act of 1933 by the filing of a registration statement on Form S-8 with the Securities and Exchange Commission which became effective on April 1, 2010.

On May 24, 2010, 88,857 unallocated business consultant shares were returned by the consultants’ trust to the company for cancellation on the company’s stock record books. The company credited the fair value of the shares to general and administrative expense for approximately $45,000. The related liability was satisfied through cash payments.

As of September 30, 2010, a total of 10,049,528 shares have been issued under the Plan. As of September 30, 2010, 4,950,472 shares are available for future issuances under the Business Consultants Stock Plan.

[7]	Nonmanagement Directors Plan:

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

Due to changes made to the Nonmanagement Directors Plan described below, the company did not issue any warrants under the plan for the three and nine month periods ended September 30, 2010 and 2009. No previously issued warrants were exercised during the three and nine month periods ended September 30, 2010 and 2009.

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

For the three month periods ended September 30, 2010 and 2009, the company issued 194,529 and 93,115 common shares under the plan to satisfy the payables for services rendered by the Company’s non-management directors with a value of $68,000 and $62,000 for such periods, respectively. $45,000 and $41,000 were charged to operations for the three month periods ended September 30, 2010 and 2009, and $23,000 and $21,000 were a settlement of fees payable as of June 30, 2010 and 2009, respectively. See Note D [6] describing the acceleration of amounts payable to the chairman of the board for the months of September through December, 2010.

For the nine month periods ended September 30, 2010 and 2009, the company issued 540,468 and 262,015 common shares, respectively, under the plan to satisfy the payables for services rendered by the Company’s non-management directors with a value of $212,000 and $186,000 for such periods, respectively. $177,000 and $124,000 were charged to operations for the nine month periods ended September 30, 2010 and 2009, and $35,000 and $62,000 were a settlement of fees payable as of December 31, 2009 and 2008, respectively. See Note D [6] describing the acceleration of amounts payable to the chairman of the board for the months of September through December, 2010.

See Note J [4] describing the termination of the Nonmanagement Directors Plan by the company’s board of directors effective November 3, 2010.

[8]	Common Stock Warrants Issued to Business, Financial and Engineering Consultants:

Through September 30, 2010, the company has issued 1,689,583 common stock warrants to various business, financial and engineering consultants, of which 94,583 have been exercised for proceeds of $918, and 445,000 were cancelled in exchange for the participation of certain engineers in the company’s 2008 Commercializing Event Plan. (Note F [11]).

On March 28, 2008, the board approved the issuance of an aggregate 195,000 warrants, immediately exercisable at $5.00 per common share until 2016, to two consultants who elected not to participate in the company’s 2008 Commercializing Event Plan. The company recorded a charge in the amount of $249,000 to general and administrative expense.

On February 17, 2010, the company issued 100,000 common stock warrants vesting immediately and exercisable for ten years at an exercise price of $2.50 per common share to an adviser. The company recorded a charge of $45,000 to general and administrative expenses using the Black-Scholes inputs to calculate the value of the warrants. None of these warrants have been exercised through September 30, 2010 (Note E [9(m)]).

[9]	Warrants:

As of September 30, 2010, outstanding warrants to acquire shares of the company’s common stock are as follows:

				Number of		Number of
Exercise				Shares		Shares
Price		Expiration		Outstanding		Exercisable
	(a)		(a)	125,000	(a)	—
$.75		None		500,000	(b)	—
$.01		2015/2016		54,500	(c)	54,500
$.01-5.00		2010/2016		39,000	(d)	39,000
$5.00		2015		255,000	(e)	255,000
$.01		2010		0	(f)	Exercised
$.01		2011		3,750	(g)	3,750
$1.00		2011		20,500	(h)	20,500
$3.27		2016		400,000	(i)	400,000
$3.75		2016		200,000	(j)	200,000
$5.00		2017		50,000	(k)	50,000
$5.00		2017		100,000	(l)	100,000
$2.50		2017		100,000	(m)	100,000

				1,847,750		1,222,750

(a)	Exercisable only if the company has an IPO and exercisable at the IPO price five years from IPO. Through the quarter ended September 30, 2010, the company has not conducted an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants to purchase common stock at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution by the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its company’s automotive technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

(c)	The company has issued an aggregate 123,500 warrants at an exercise price of $0.01 to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note F [7]). An aggregate 69,000 warrants have been exercised for approximately $690 in proceeds. No warrants were exercised during the three and nine month periods ended September 30, 2010.

(d)	In 2005, the company issued 12,000 warrants to a consultant, immediately exercisable at $.01 per common share. During 2005, 3,000 warrants were exercised for proceeds of $30. In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share. None of these warrants were exercised during the three and nine month periods ended September 30, 2010 and 2009.

(e)	During 2005, the company issued 210,000 warrants to certain engineering and administrative consultants, exercisable immediately for a ten year term at $5.00 per common share. During 2006, the company issued 295,000 warrants to certain engineering consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if the company sells, licenses or otherwise transfers one or more technologies for value. The engineering consultants holding 445,000 of these warrants agreed to cancel them in the fourth quarter of 2008 in exchange for their participation in the company’s Commercializing Event Plan. On March 28, 2008, the company issued an aggregate 195,000 warrants exercisable until 2016 at $5.00 per common share to two consultants who elected not to participate in the company’s 2008 Commercializing Event Plan. The company recorded a charge of $249,000 to general and administrative expense. None of these warrants were exercised during the three and nine month periods ended September 30, 2010 and 2009.

(f)	During 2005, the company issued 6,000 warrants to a consultant, exercisable immediately for a five year term at .01 per common share. All 6,000 warrants were exercised on a cashless basis on May 3, 2010.

(g)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share. During 2006, the company issued 135,849 warrants to investors along with their purchase of 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share. Through December 31, 2009, an aggregate 194,599 of these warrants have been exercised for proceeds of approximately $1,383. No additional warrants were exercised in the three and nine month periods ended September 30, 2010.

(h)	During 2006, one investor purchased 20,500 warrants exercisable immediately for a five year term at $1.00 per common share for a purchase price of $20,500. None of these warrants have been exercised through September 30, 2010.

(i)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. None of these warrants have been exercised through September 30, 2010.

(j)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to a former governmental affairs consultant. None of these warrants have been exercised through September 30, 2010.

(k)	During 2007, the company issued 50,000 warrants exercisable for ten years at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company to potentially place its products in various state school bus programs. The company recorded a charge of $249,000 to general and administrative expenses. None of these warrants have been exercised through September 30, 2010.

(l)	During 2007, the company issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with the company’s engagement to furnish constant velocity joints to a military contractor. The company recorded a charge of $401,000 to general and administrative expenses. None of these warrants have been exercised through September 30, 2010.

(m)	On February 17, 2010, the company issued 100,000 common stock warrants exercisable for ten years at an exercise price of $2.50 per common share to an adviser. The company recorded a charge of $45,000 to general and administrative expenses using the Black-Scholes inputs shown below to calculate the value of the warrants. None of these warrants have been exercised through September 30, 2010.
For the Nine Months Ended
September 30, 2010
Black-Scholes Assumptions

Term	10.00 years
Expected forfeiture rate	-0-%
Risk-free rate	3.74%
Volatility	122.25%
Dividend yield	0.0%

The following summarizes the activity of the company’s outstanding warrants for the nine month period ended September 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Outstanding at January 1, 2010	1,753,750	$2.84	6.65 years
Granted	100,000	2.50	9.52 years
Exercised	6,000	.01	—
Canceled or expired	—	—	—

Outstanding at September 30, 2010	1,847,750	$2.83	6.21 years	$23,538

Exercisable at September 30, 2010	1,222,750	$3.68	6.21 years	$23,538

[10]	Shares Issued to Trust for Consulting Services:

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

During the three and nine month periods ended September 30, 2010, the company issued 0 and 104,167 business consultants shares of common stock valued at $0 and $50,000, respectively, to the trust to satisfy the payment of invoices submitted by the consultants for services rendered during such periods. In May, 2010, the consultants elected to terminate the trust and on May 24, 2010, 88,857 business consulting shares which were unallocated with respect to the payment of invoices as of the termination were returned to the company and cancelled on the company’s record books.

During the three and nine month periods ended September 30, 2009, the company issued 264,321 and 595,376 business consultants shares of common stock valued at $179,000 and $460,150, respectively, to the trust to satisfy the payment of invoices submitted by the consultants for services rendered during such periods.

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

During the three and nine month periods ended September 30, 2010, the company issued 0 and 32,077 common shares under the 2007 Event Plan and recorded charges of $0 and $13,000, respectively. For the three and nine month periods ended September 30, 2009, the company issued 4,669 common shares under the 2007 Event Plan and recorded charges of $14,000.

The company accounts for the settlement of its compensation arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of its business consulting shares under ASC 505-50 (previously known as: FASB Statement 123(R) “Share Based Payment”), provided that there are sufficient shares under the business consultants plan. Under ASC 505-50, the company measures compensation arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, the company will follow the provisions of FASB ASC 815-40 (prior authoritative literature: EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under ASC 815-40, the company will record a liability instrument for the resulting changes in fair value from the date due to the end of each reporting period until such liability is satisfied.

In the fourth quarter of 2007, certain engineering consultants agreed to cancel 445,000 warrants issued in 2005 and 2006 in exchange for their participation in the 2007 Event Plan. The exchange of the warrants for the participation rights in a commercialization event did not result in an accounting charge. The warrants at the date of the exchange were considered to have no value because the underlying condition for vesting the warrants was not satisfied. The company determined that the fair value of the rights to be de minimis at the date of the exchange based on management’s estimate (see Note: F [9]).

On March 28, 2008, the board of directors approved the grant of an aggregate 195,000 common stock warrants exercisable until December 1, 2016 at $5.00 per share to two engineering consultants in lieu of their participation in the 2007 Event Plan. The company valued the warrants at $249,000 using the Black-Scholes option/pricing model and charged operations.
Effective November 3, 2010, the Company’s Board of Directors terminated the commercialising Event plan (see Note J(4)).
NOTE G — Commitments and Other Matters
[1]	Consulting Agreements:
[a]	On February 6, 2009, the company signed a consulting agreement with a strategic planning, government relations, marketing and public relations firm to render consulting services for a one year period. Under the agreement, the company is obligated to pay the consulting firm $20,000 per month, except that, until the consultant has assisted the company in securing an agreed-upon level of governmental and /or private funding, the company’s monthly obligation is limited to $4,000. On February 19, 2010, the agreement with the consulting firm was renewed for an additional six months under the same terms. On August 19, 2010, this agreement was terminated. No funding was obtained under the extended agreement. All payments to the consulting firm were charged to operations.

[b]	Effective July 1, 2010, the company engaged the services of a consulting firm to provide expertise in local, state and federal governmental relations, to advise the company with respect to media relations, business development and in negotiating with industry representatives. The company has agreed to pay the consultant an annual retainer of $48,000 to be paid in quarterly installments of $12,000 beginning July 1, 2010. The agreement is for a one year term. During the three month period ended September 30, 2010, the company issued 34,286 common shares and recorded a charge of $12,000 for payment of the company’s quarterly liability.

[c]	Effective July 1, 2010, the company engaged a consultant to provide the company with assistance in the development of strategic plans, financial modeling, licensing agreements, partnership agreements and general funding opportunities. The company has agreed to pay the consultant an annual retainer equal to $34,500 to be paid in quarterly installments of $8,625 beginning July 1, 2010. The company also agreed to pay the consultant a commission equal to 4% of the value received by the company from third parties introduced by or through the auspices of the consultant. The agreement is for a two year term.
[2]	Leases:

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

Rent expense for the three and nine months ended September 30, 2010 and 2009 was $15,000 and $44,000, and $15,000 and $45,000, respectively. For the three and nine month periods ended September 30, 2010, the company issued 45,455 and 149,429 business consultant common shares in payment for rent. For the three and nine months ended September 30, 2009, the company issued 16,974 and 100,654 business consultant common shares in payment for rent.
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
NOTE I — Royalty Agreement
On December 12, 2007, the company granted High Density Powertrain, Inc. of Waterford, Michigan (“HDP”) an exclusive, worldwide license to incorporate the company’s constant velocity joint technology in HDP’s family of highly-powered, multifueled, fuel efficient, light weight, cost effective internal combustion engines. In consideration for the grant of the license, the company will receive annual royalties equal to 5% of annual gross revenues generated by the sale of HDP’s multifuel engines, including all sublicense of such technology. There are no minimum royalty payments and the grant does not affect the company’s ability to commercialize its constant velocity joint technology in any other field and/or application. At September 30, 2010, the company had not received any royalties under this agreement.
NOTE J — Subsequent Events
[1]	Effective October 4, 2010, the company appointed a new chief executive officer and executed a five year employment agreement pursuant to which the company will pay base compensation of $50,000 per annum, which compensation increases to $200,000 per annum on the first day of the calendar year immediately following the calendar year in which the company has adjusted EBITDA of at least $300,000 (earnings before interest, taxes, depreciation and amortization, but excluding all non-cash expenses associated with stock options). Under the agreement, the executive is entitled to a performance bonus based upon financial targets established each year in good faith by the Governance and Compensation Committee and the achievement of individual management objectives established annually by such committee. The executive is entitled to participate in all employee benefit plans as are provided from time to time for senior executives. If the company terminates the executive, removes him as CEO, or a change in control of the company occurs, the executive is entitled to three years’ severance pay, consisting of base pay and any incentive compensation. See Note F (5) for a description of the stock option granted to the executive.

[2]	The company sold 6,834,002 restricted common shares to raise approximately $2,050,000 of gross proceeds in a non-brokered private placement of its common stock at $.30 per common share. The offering commenced on October 4, 2010 and was completed on October 14, 2010. The offering price was based upon the average trading price for the company’s common stock during the thirty trading days immediately preceding the commencement of the private placement. The company expects to use the offering proceeds over the next twelve months to fund its operations, including programs designed to commercialize the company’s technologies. As a result of the private placement, the company anticipates that it will significantly reduce the shares that it will need to issue during the next twelve months for services rendered by consultants and other independent contractors as has been its past practice. The company issued its shares in the private placement in reliance on an exemption from registration under section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. These shares may not be offered or resold in the United States absent registration or availability of an applicable exemption from registration. Under Rule 144 of the Securities Act, the shares may be traded after a six month holding period from the date of issuance.
[3]	Effective October 18, 2010, the company engaged a new chief financial officer under a letter agreement dated October 18, 2010 pursuant to which the company will pay annual compensation equal to $125,000, with increases of $25,000 per annum effective April 1, 2011, October 1, 2011 and January 1, 2012. The executive also was granted an option exercisable for 10 years to acquire 250,000 shares of the company’s common stock at $0.85 per share. The option vests and is exercisable as follows: 62,500 options vest and are immediately exercisable upon grant; 62,500 options vest and become exercisable on each of October 18, 2011, 2012 and 2013. If the company terminates the executive, removes him as CFO, or a change in control of the company occurs, the executive is entitled to 12 months’ severance pay.
[4]	Effective November 3, 2010, the company’s board terminated the Nonmanagement Directors Plan and the company’s Commercializing Event Plan.
[5]	On October 26, 2010, the company issued 164,187 shares of its common stock to each of its board chairman and general counsel for services rendered in connection with the engagement of the company’s chief executive officer.

[6]	At its meeting held on November 3, 2010, the company’s board of directors voted to grant each of three new directors and one existing director a stock option for 250,000 common shares effective January 3, 2011 at an exercise price of $0.90 per share, as an incentive for board services. Each option is conditioned upon the optionee serving as a director and vests in four tranches of 62,500 shares on each of the four anniversary dates of January 3, 2011. The optionee must exercise each 62,500 tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche. The option grant is subject to the approval of the company’s shareholders at the next annual meeting.

[7]	Upon their retirements as members of the company’s board of directors effective October 15, 2010, two directors were each granted 50,000 common stock options exercisable for ten years at an exercise price of $0.85 per share, equal to the closing price of the company’s common stock on the effective date. Upon his retirement as a member of the company’s board effective October 20, 2010, a director was granted 50,000 common stock options exercisable for ten years at an exercise price of $1.07 per share, equal to the closing price of the company’s common stock on the effective date.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Torvec, Inc. (the “company”) was incorporated as a New York State business corporation in September 1996. The company, which has not had any significant revenue producing operations and is in the development stage, has developed technology for use in automotive applications. In September 1996, the company acquired numerous patents, inventions and know-how contributed by Vernon E. Gleasman, James Y. Gleasman and Keith E. Gleasman (the “Gleasmans”). The company has developed, is refining and intends to commercialize its technologies, presently focusing on its IsoTorque® differential and its hydraulic pump.

(a)	Results of Operations

The company did not generate revenue in the three and nine month periods ended September 30, 2010. Revenue for the three and nine month periods ended September 30, 2009 was $0 and $175,000, respectively. The revenue generated in 2009 was primarily due to the sale of a prototype Full Terrain Vehicle, which was a non- recurring event. Gross profit for the three and nine month periods ended September 30, 2009 was $0 and $85,000, respectively.

Research and development expenses for the three month period ended September 30, 2010 amounted to $133,000 as compared to $189,000 for the three month period ended September 30, 2009. Research and development expenses for the nine month period ended September 30, 2010 amounted to $301,000 as compared to $418,000 for the nine month period ended September 30, 2009. The decreases of $56,000 and $117,000 in the three and nine month comparatives, respectively, are primarily due to lower personnel costs related to the retirement of Jim Gleasman in the first quarter of 2010, as well as lower spending for supplies.

General and administrative expense for the three month period ended September 30, 2010 amounted to $916,000 compared to $619,000 for the three month period ended September 30, 2009. General and administrative expenses for the nine month period ended September 30, 2010 amounted to $2,263,000 as compared to $2,103,000 for the nine month period ended September 30, 2009. The $297,000 increase in the third quarter comparative is mainly related to non-cash stock compensation from stock option issuances to executives and higher legal costs. The $160,000 increase in the nine month comparative is mainly due to non-cash stock compensation costs, offset in part by lower personnel costs related to the retirement of Jim Gleasman in the first quarter of 2010 (costs were allocated between R&D and G&A) and decreased spending on consulting services.

The loss from operations was $1,049,000 and $808,000 for the three months ended September 30, 2010 and 2009, respectively. The loss from operations for the nine month periods ended September 30, 2010 and 2009 was $2,564,000 and $2,436,000, respectively. Other income/(expense) for the three and nine month periods ended September 30, 2010 was an expense of $31,000 and income of $1,898,000, respectively. The other expense in the third quarter of 2010 primarily resulted from an accrual for a prepayment penalty on the company’s convertible note. Other income for the nine month period in 2010 was primarily due to the sale of the company’s Ice technology license to Ice Engineering LLC. There was $0 of other income for the comparative prior three and nine month periods ended September 30, 2009. We reported an income tax benefit of $151,000 in both of the three and nine month periods ended September 30, 2009 compared with $0 for in the same periods in 2010. The income tax benefit in 2009 resulted from New York State R&D tax credits. Preferred stock dividends amounted to $72,000 and $73,000 in the third quarter of 2010 and 2009, respectively, and $156,000 and $234,000 for the nine month periods ended September 30, 2010 and 2009, respectively.

The net loss attributable to common stockholders for the three month period ended September 30, 2010 was $1,152,000 as compared to a net loss for the three month period ended September 30, 2009 of $730,000. The nine month period result for 2010 was a net loss of $822,000 compared to a net loss of $2,519,000 for the same nine month period in 2009. The weighted average basic common shares outstanding amounted to 37,576,000 and 34,524,000 for the third quarter of 2010 and 2009, respectively. The weighted average basic common shares outstanding for the nine month periods ended September 30, 2010 and 2009 were 36,878,000 and 33,719,000, respectively. Basic net loss per share for the three month periods ended September 30, 2010 and 2009 were $0.03 and $0.02, respectively. Basic net loss per share for the nine month periods in 2010 and 2009 were $0.02 and $0.07, respectively.

(b)	Liquidity and Capital Resources

The company’s business activities during the nine month periods ended September 30, 2010 were funded principally through the receipt of $1,100,000 in settlement of litigation with Ice Engineering, LLC, the receipt of approximately $103,000 representing New York State corporation income tax refundable credits, recognized in prior years, allocable to certain research and development expenses incurred in the 2008 tax year, and the receipt of approximately $127,000 from the sale of 404,167 restricted common shares to accredited investors.

For the nine month periods ended September 30, 2010 and 2009, net cash used in operating activities was $1,203,000 and $425,000, respectively. The increase of $778,000 was due primarily to an increased availability of cash to pay consultants and service providers in 2010 compared with payments made through the issuance of common shares in 2009.

For the nine month periods ended September 30, 2010 and 2009, cash provided by investing activities amounted to $1,124,000 and $0, respectively. This increase was due to the receipt of $1,100,000 pertaining to the settlement of litigation with Ice Engineering, LLC.

For the nine month periods ended September 30, 2010 and 2009, cash provided by financing activities amounted to $155,000 and $203,000, respectively. This decrease was due primarily to lesser proceeds from common stock issuances.

For the nine month period ended September 30, 2010 and 2009, the company issued 1,548,367 and 1,543,256 common shares to business consultants under the Business Consultants Stock Plan in exchange for ongoing business advisory services, engineering services, legal fees, including patent services, internal accounting services and other corporate services. As of September 30, 2010, 4,950,472 shares are available for future issuances under the Business Consultants Stock Plan.

For the period from September 1996 (inception) through September 30, 2010, the company has accumulated a deficit of $53,879,000, and at September 30, 2010 has a working capital deficit of $717,000 and stockholders’ capital deficit of $550,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. The company’s efforts are principally devoted to the ongoing refining of its technologies and commercializing its products. In October 2010, the company raised approximately $2,050,000 in a private equity offering through the issuance of 6,834,002 common shares at a price of $0.30 per share. Management believes that based upon its current cash position and its projected cash flows from its business operations and access to capital markets, the company will be able to meet its anticipated cash requirements through September 30, 2011. However, if adequate funds are not available, the company may need to downsize operations, incur debt or raise additional capital. There can be no assurance that the company will be successful in raising additional capital or incur debt when needed on terms acceptable to the company.

(c)	Critical Accounting Policies

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

Share-based Payments:

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

Recent Accounting Pronouncements:

See Note B [9] of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 herein for a discussion of the impact of the recent accounting standards.

(d)	Impact of Inflation

Inflation has not significantly impacted the company’s operations during the three and nine month periods ended September 30, 2010.

(e)	Quarterly Fluctuations

As of September 30, 2010 and 2009, the company had not engaged in substantial revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable
Item 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer have concluded, as of September 30, 2010, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Other than the remediation efforts described thereafter, there have been no significant changes in our internal controls over financial reporting during the third quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below, we have described the material weaknesses that were identified for the year ended December 31, 2009 and the current status of management’s remediation efforts.
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

Management has conducted, with the participation of our President and our interim Chief Financial Officer, an assessment of the effectiveness, of our internal control over financial reporting as of September 30, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
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
The material weaknesses relate to the a) preparation of the income tax disclosures and the related components of our deferred tax assets, b) accounting for equity transactions and c) the preparation of financial statements and footnotes and financial data provided to the company’s registered public accounting firm in connection with the annual audit. While we engage outside consultants to assist us in preparing our tax provision and tax returns, our financial statements and related disclosures, we did not have proper review controls to monitor outside consultants. We have not implemented an effective review process for accounting for income taxes, which could lead to errors in computation and disclosures. The company has not previously had sufficient technical expertise in financial reporting to monitor work performed by outside consultants.
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
a)	Income Tax Disclosures — Management is in the process of working with its external tax consultant to increase the amount of oversight in regard to the tax disclosure and the related components. With the October 2010 appointment of a CFO for the company, management believes that this material weakness will be remediated for its year-end 2010 reporting.

b)	Accounting for Equity Transactions — The internal control has been modified so that price protection is no longer being provided to the company’s consultants. The Compensation and Governance Committee has reviewed this policy and it is management’s assessment that this material weakness has been resolved.

c)	Preparation of the Financial Statements — Management is in the process of working with its consultant to increase the amount of oversight in regard to financial statement preparation. The company has recently appointed a CFO, with more than ten years of experience as a chief financial officer for another public company, who will help to provide added oversight and control in the financial statement preparation process.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three and nine month periods ended September 30, 2010, the company sold 44,000 and 404,167 restricted common shares for proceeds of $17,800 and $127,850, respectively, in a private placement.
The investors in each of these transactions are qualified accredited investors within the meaning of regulation D promulgated under the Securities Act of 1933 and the company is therefore relying on section 4(2) of said Act as a transaction by an issuer not involving a public offering.
See Note J [2] for a description of the company’s private placement which commenced on October 4, 2010 and was completed on October 14, 2010.
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

10.3
The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective September11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, 2,500,000, 5,000,000 and 5,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, April 20, 2004, October 13, 2006 and April 1, 2010, respectively.

10.4	Termination of Neri Service and Space Agreement dated August 31, 1999, incorporated by reference to Form 10-QSB filed for the quarter ended March 31, 1999;

10.5	Operating Agreement of Variable Gear, LLC dated September28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended March 31, 2000;

10.6	License Agreement between Torvec, Inc. and Variable Gear, LLC dated September28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

10.7	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;

10.8	Extension of and Amendment to Consulting Agreement with James A. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.9	Extension of and Amendment to Consulting Agreement with Keith E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.10	Extension of and Amendment to Consulting Agreement with Vernon E. Gleasman, incorporated by reference to Form 10-KSB filed for the fiscal year ended December 31, 2000;

10.11	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.12	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

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

10.48	Order of Supreme Court of the State of New York with respect to litigation between the company and a management consulting firm, incorporated by reference to Form 8-K filed on September20, 2006;

10.49	Letter agreement with American Continental Group, LLC, executed on October 22, 2006, incorporated by reference to Form 8-K filed on October 30, 2006;

10.50	New York State School Bus Proposal incorporated by reference to Form 10-Q filed for quarter ended March 31, 2006;

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

10.52
License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, Inc. made effective September15, 2008 assigning license granted by Dartmouth College with respect to ice technology from Torvec to Ice Engineering, incorporated by reference to Form 8-K filed on July 18, 2008.

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

10.62	Corporate Sponsorship Agreement between Phoenix Performance, Inc. and Torvec, inc. dated as of May 18, 2010, incorporated by reference to current report (Form 8-K) filed May 26, 2010;

10.63	Operating Agreement of Torvec-China, LLC dated as of September11, 2010, incorporated by reference to current report (Form 8-K) filed September16, 2010;

10.64	Exclusive Marketing Agreement between Torvec, inc. and Torvec-China, LLC dated as of September11, 2010, incorporated by reference to current report (Form 8-K) filed September16, 2010;

10.65	Sales and Marketing Agreement between Torvec-China, LLC and Across-China (USA), Inc. dated as of September11, 2010, incorporated by reference to current report (Form 8-K) filed September16, 2010;

10.66	Convertible Promissory Note issued by Torvec, Inc. to Asher Enterprises, Inc. dated as of July 2, 2010, incorporated by reference to current report (Form 8-K) filed July 20, 2010;

10.67	Securities Purchase Agreement between Asher Enterprises, Inc. and Torvec, Inc. dated as of July 2, 2010, incorporated by reference to current report (Form 8-K) filed July 20, 2010;

10.68	Stock Option Agreement dated September 30, 2010 between the company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

10.69	Employment Agreement dated October 4, 2010 between the company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

10.70	Letter Agreement dated October 18, 2010 between the company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010;

10.71	Stock Option Agreement dated October 18, 2010 between the company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010.

11	Statement regarding computation of per share earnings (loss)

Not applicable

14	Code of Ethics

16	Letter on change in certifying accountant

None

18	Letter regarding change in accounting principles

None

20	Other documents or statements to security holders

None

21	Subsidiaries of the registrant

Ice Surface Development, Inc. (New York)

Iso-Torque Corporation (New York)

IVT Diesel Corp. (New York)

Variable Gear, LLC (New York)

Torvec-China, LLC—(New York)

22	Published report regarding matters submitted to vote of security holders

None

23	Consents of experts and counsel

24	Power of attorney

None

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications Filed herewith

32	Section 1350 Certifications Filed herewith

99	Additional exhibits

None

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.

Date: November 15, 2010

	By:	/s/ Richard A. Kaplan Richard A. Kaplan Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 15, 2010

	By:	/s/ Richard A. Kaplan Richard A. Kaplan Chief Executive Officer

Date: November 15, 2010

	By:	/s/ Robert W. Fishback

Robert W. Fishback Chief Financial Officer

EXHIBIT INDEX

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications

(32)	Section 1350 Certifications