Form 10-K
period 2010-12-31
TORVEC INC
filed 2011-03-29
CIK 1063197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended DECEMBER 31, 2010
OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission file number 000-24455
TORVEC, INC.
(Name of Small Business Issuer in its charter)

NEW YORK	16-1509512

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Mount Read Blvd., Building 3 Rochester, New York	14615

(Address of principal executive offices)	(Zip Code)
Issuer’s Telephone Number, including Area Code: (585) 254-1100
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None.	N/A
Securities registered pursuant to Section 12(g) of the Exchange Act:
$.01 par value common voting stock
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $8,153,731.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 28, 2011—45,691,099.

TORVEC, INC. AND SUBSIDIARIES
(A Development Stage Company)

PAGE

PART I

Item 1. Description of Business	4

Item 1A. Risk Factors	6

Item 1B. Unresolved Staff Comments	7

Item 2. Properties	7

Item 3. Legal Proceedings	7

Item 4. Removed and Reserved	8

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8

Item 6. Selected Financial Data	18

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	22

PART II — DECEMBER 31, 2010 AND 2009 FINANCIAL INFORMATION

Item 8. Consolidated Financial Statements	23

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets as of December 31, 2010 and 2009	25

Consolidated Statements of Operations for each of the years in the Two-Year Period Ended December 31, 2010 and for the Period from September 25, 1996 (Inception) through December 31, 2010	26

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the Period from September 25, 1996 (Inception) through December 31, 2010	27

Consolidated Statements of Cash Flows for each of the years in the Two-Year Period Ended December 31, 2010 and for the Period from September 25, 1996 (Inception) through December 31, 2010	38

Notes to Consolidated Financial Statements	40

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64

Item 9A. Controls and Procedures	64

Item 9B. Other Information	65

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	66

PAGE

Item 11. Executive Compensation	79

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	91

Item 13. Certain Relationships and Related Transactions and Director Independence	93

Item 14. Principal Accountant Fees and Services	95

Item 15. Exhibits	97

SIGNATURE PAGE	104

EXHIBIT INDEX	105

Exhibit 10.72
Exhibit 10.73
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I

Item 1.	DESCRIPTION OF BUSINESS
(A) History and Development of Our Inventions
Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the company acquired numerous patents, inventions and know-how created by Vernon E. Gleasman and his sons, James and Keith Gleasman, a family with more than fifty years of experience in the automotive industry. Since its inception, the company has endeavored to design, develop, build and commercialize its automotive technology portfolio.
The company is focusing its commercialization strategies on the following technologies:
The IsoTorque® Differential
The IsoTorque is a fully mechanical, high traction differential that provides an order of magnitude better performance than existing technologies for automotive and commercial vehicle use. Because it is fully mechanical, it responds instantly to different driving scenarios, and does not require electronics or plate clutches that may malfunction or wear out.
While the IsoTorque makes use of all available traction, it also adds to the performance, handling and safety of any vehicle in which it is equipped. Skid-pad, slalom and emergency lane changes are significantly improved. Several race teams and original equipment manufacturers have seen lap time reductions of over a second and a 15-20% improvement in lateral acceleration in side by side testing.
Due to the IsoTorque’s functionality, torque steer in front wheeled drive vehicles (FWD) is significantly reduced, making these vehicles more stable, and fishtailing in rear wheeled drive vehicles (the tendency of the back end of the vehicle to come around on the driver) is prevented. The IsoTorque also has the potential to save fuel. Modeling has shown that a FWD vehicle equipped with the IsoTorque will provide 85% of the traction of its all wheeled drive counterpart, while saving 2 — 3 miles per gallon in fuel economy due to the IsoTorque’s significant weight advantage.
The Rota-Torque Hydraulic Pump
Torvec’s Rota-Torque hydraulic pump is a revolutionary departure from traditional axial piston pump designs. Torvec’s pump features a non-rotating cylinder block, mechanically operated valving, a more efficient pumping angle of 25º, reversible flow direction, dry sump (no splashing losses), an 85% reduction in slipper shoe sliding, and very low parasitic losses. Torvec’s pump is also substantially more compact and lighter than existing hydraulic pumps. For example, Torvec’s 12.6 Cubic Inch Displacement (206 Cubic Centimeters) pump is approximately 75 lbs. verses the 220 — 240 lbs. conventional pump of the same displacement. The Torvec pump can operate at speeds of 4,000 RPM verses the 2,500 RPM of conventional pumps of the same displacement. Also the Torvec pump operates at well under 500 RPM without cogging (jumping or shuddering).
Since the Torvec pump has a non-rotating cylinder block and mechanical valving, it does not require the large spring force found in conventional pumps that has to be overcome when operating. Because of this, Torvec’s pump has very low parasitic losses (requiring 2 inch lbs. to turn over as against 9 ft-lbs required for even a 2.5 Cubic Inch Displacement (40 Cubic Centimeter conventional pump). As compared to existing axial piston pumps, Torvec’s pump, by reducing parasitic losses and increasing efficiency, should reduce fuel usage of commercial equipment.
The Torsteer Vehicle Steer-Drive
Torvec’s Steer-Drive is a unique mechanism that enables tracked vehicles to steer like a car. Traditional tracked vehicles are steered by changing the relative speeds of the two tracks. For example, when moving straight forward, both tracks are moving at the same speed; when turning, the inside track slows down while the outside track speeds up proportionately. The vehicle turns in the direction of the slower track. Traditional steering systems combine the functions of driving forward and steering, which limits most tracked vehicles to less than 20 mph. Torvec’s steering mechanism separates the mechanical function of driving the vehicle forward from the steering. This separation enables the vehicle to attain relatively high speeds (up to 50 mph), while providing enough torque to steer the vehicle. The two functions operate independently and simultaneously. Torsteer also eliminates vehicle wander that can occur with traditional hydrostatic steering systems.

Other features that set Torvec’s system apart from traditional tracked vehicle steering system include its mechanical simplicity, its use of off-the-shelf components, relatively low cost, and its functional and performance benefits (smooth turning and true pivot turning on vehicle center). We have used it successfully in tracked vehicles ranging from 5,000 lbs. — 22,000 lbs. and at speeds from 25 — 50 mph. The latest innovation to the Torsteer-Drive is the incorporation of our IsoTorque® differential. The addition of the IsoTorque prevents track spin up, much like it does for wheeled vehicles.
(B) Competition, Industry and Market Acceptance
The company believes that its automotive technology is superior to similar products manufactured in the worldwide automotive industry and in many instances represents a true paradigm shift with respect to presently known technology. However, through December 31, 2010, the company has not generated significant revenues from operations. It has taken the company time to develop its products so that the company’s automotive technologies are ready for commercialization, mainly due to a lack of focus in completing product prototypes.
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
Essentially, the market for all of the company’s automotive technologies is occupied by competing products manufactured and/or utilized by the very manufacturers and/or first tier suppliers which the company is attempting to attract. Thus, management is challenged to demonstrate that the company’s automotive technologies will result in a greater market share for the acquiring and/or licensing manufacturer and/or first-tier supplier, if not initially, then over a finite period of years (generally, in no case greater than the existing or expected patent protection for the technologies). Such demonstration, including significantly the expected revenues and profits to be achieved by virtue of such increased market share, becomes the basis for an evaluation of the company’s automotive technologies with such evaluation designed to generate a fair and adequate price for such technologies.
As the result of recent initiatives, the company is currently working with a number of domestic and foreign enterprises with respect to its IsoTorque® differential technology.
In June 2010, the company created a joint venture to introduce its IsoTorque technology to Chinese automotive enterprises, in which the company owns a 60% interest and To The Point Consulting LLC and Across China LLC each own 20%. Through December 31, 2010, there has not been any activity with this joint venture and the company has not contributed any capital.
In January 2011, the company contracted with a West Virginia remanufacturer of components for mining and associated industrial equipment to develop an IsoTorque differential prototype to demonstrate its feasibility to alleviate steering problems associated with mining shuttle cars. If successful, the contract calls for the company to furnish the remanufacturer with all of its differential requirements during the three year contract term, as mutually extended.

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
(1) The company has limited operating history, has not generated significant revenues since its founding in 1996 and if revenue-generating sales and/or licenses of its technologies do not materialize or do not materialize on a timely basis, the company will be compelled to seek additional equity financing or to incur debt to sustain operations.
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
(3) The only market for the company’s automotive products is an automotive industry that is continuing to recover from the economic downturn of 2008-2009, including curtailed research and development, significant management and corporate reorganization and delayed new product development. These circumstances have delayed the company’s ongoing projects with the industry and may continue to delay them in the immediate and foreseeable future.
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

(9) Unless the trading price for the company’s common stock is $5.00 or more, the stock is classified as a “penny stock” by the Securities and Exchange Commission. This classification means that broker/dealers are required to determine whether the company’s stock is a “suitable” investment for their customers, required to disclose to the customer certain bids, offers and quotations in our stock at least two days before executing a transaction and additionally are required to deliver certain information regarding the risks generally associated with penny stocks (e.g. lack of liquidity, volatility and the potential that the investor will lose his entire investment) at least two days prior to executing a penny stock transaction. These requirements may reduce the number of individuals who otherwise may purchase the company’s common stock in the open market.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not Applicable.

Item 2.	PROPERTIES
Since September 14, 2007, the company has occupied facilities located at 1999 Mount Read Blvd., Rochester, New York. The facility consists of approximately 13,650 sq. ft., with executive and engineer offices, conference rooms, manufacturing and assembly space, automotive bays, dynamometer and lift facilities and approximately thirty acres of land suitable for vehicle testing and demonstration. On April 29, 2008, the company executed a five-year lease for the premises (with a December 1, 2007 lease commencement date) providing for rent to be paid at a rate of $5,687 per month ($68,244 per annum) and in addition, requiring the company to pay the company’s proportionate share of yearly real estate taxes and yearly common area operating costs. Under the lease, monthly rental payments commenced June 1, 2008. The lease contains three 5-year renewal options and grants an option to the company to lease up to an additional 7,000 sq. ft. of adjacent manufacturing and assembly space.
Rental payments and certain other payments due to the landlord are to be paid in cash or common shares of the company, based upon the closing price per share on the 15th day of the calendar month immediately prior to the date any installment payment of monthly rent or other payment is due landlord.
The company believes that, given its present circumstances, the facilities located at Mount Read Blvd. are sufficient to meet the company’s anticipated plant requirements for the next twelve months. This situation could change if the company were to receive one or more orders requiring volume production of one or more of its technologies and the company were to elect to fill any such orders itself. See “Management’s Discussion and Analysis.”

Item 3.	LEGAL PROCEEDINGS
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
There are no other litigation matters, actions and/or proceedings to which the company is a party or to which its properties are subject.

Item 4.	REMOVED AND RESERVED

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

2010	High	Low
1st Quarter	$0.51	$0.38
2nd Quarter	$0.48	$0.30
3rd Quarter	$0.45	$0.32
4th Quarter	$2.94	$0.44

2009	High	Low
1st Quarter	$1.65	$0.70
2nd Quarter	$0.90	$0.52
3rd Quarter	$1.05	$0.51
4th Quarter	$0.79	$0.40
(B) Holders of Common Stock
As of December 31, 2010, the company had approximately 300 shareholders of record and an estimated 3,400 beneficial owners of its common stock. As of December 31, 2010, the company had 45,685,678 common shares issued and outstanding.
(C) Dividend Policy on Common Stock
The company has not paid any dividends on its common stock since its inception. The declaration or payment of dividends, if any, on the company’s common stock is within the discretion of the board of directors and will depend upon the company’s earnings, capital requirements, financial condition and other relevant factors. Given the company’s current financial condition, the board of directors does not anticipate payment of any dividends on its common stock in the foreseeable future.

The declaration and payment of dividends on the company’s common stock is limited by provisions of the New York Business Corporation Law which permits the payment of dividends only if after the dividends are paid, a company’s net assets are at least equal to its stated capital. Payment of dividends on the company’s common stock is also subordinated to the requirement that the company pay all current and accumulated dividends on its Class A and Class B Preferred Shares prior to the payment of any dividends on its common stock.
(D) Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2010

	Number of securities
	to be issued upon		Weighted average
	exercise of		exercise price of	Number of securities
	outstanding options,		outstanding options,	remaining available
	warrants and rights		warrants and rights	for future issuance
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	641,848	(1)	$4.79	None
Equity compensation plans not approved by security holders	7,727,500	(2)	$1.02	None

Total	8,369,348	(1,2)	$1.31	None

(1)
Represents the aggregate number of common stock options outstanding under the company’s 1998 Stock Option Plan. The 1998 Plan was terminated effective May 28, 2008 as to the grant of future options thereunder.

(2)
Represents stock options granted to the company’s chief executive officer, chief financial officer, and certain retired directors, as well as common stock warrants issued to executive officers, nonmanagement directors and certain of our business, engineering, financial, governmental affairs and technical consultants. See Note H to the company’s financial statements for details.

On January 27, 2011, at the company’s annual shareholder meeting, our shareholders approved the 2011 Stock Option Plan which provides for the grant of up to 3,000,000 common shares thereunder. In addition, on January 27, 2011 at the company’s annual shareholder meeting, the shareholders approved the grant of 1,350,000 stand-alone options to new directors and a special advisor to the board exercisable at $.90 per common share. On January 28, 2011, 275,000 options were granted under the 2011 Plan to a new director, exercisable at $.90 per share.
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
In March 2002, the company’s board designated the first series of preferred shares, namely Class A Preferred. The relative rights, preferences and limitations of the Class A Preferred are as follows:
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
(i)
The holders of Class A Preferred are not entitled to vote in any and all elections of directors and with respect to any and all other matters as to which the vote or consent of shareholders of the Company shall be required or taken.

F.	Conversion Privilege
(i)
The holders of the Class A Preferred have the right, at each holder’s option but subject to board approval in each case, to convert each share of Class A Preferred into 1 fully paid and nonassessable share of the $.01 par value common stock of the Company (“Common Share”) without payment of any conversion price or other consideration. Such 1 for 1 rate of conversion is subject to adjustment as set forth in Section F(x).

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

Since its designation in March 2002, the company has sold an aggregate 765,512 shares of Class A Preferred for proceeds of approximately $3,062,000.
Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 183,500 Class A Preferred into the company’s common stock (on a one to one basis) through December 31, 2010, with 62,500 and 51,250 Class A Preferred converted in the years ending December 31, 2010 and 2009, respectively.
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
Through December 31, 2010, an aggregate Class A Preferred dividend amounting to approximately $230,000 was settled through the issuance of 16,760 Class A Preferred and of 92,453 common shares of the company. For the year ended December 31, 2010, the company settled Class A Preferred dividends amounting to $113,000 through the issuance of 22,883 shares of common stock and 5,421 shares of Class A Preferred stock.

For the year ended December 31, 2009, the company settled Class A Preferred dividends amounting to approximately $53,000 through the issuance of 65,965 shares of common stock.
At December 31, 2010, dividends payable upon conversion of 582,012 outstanding shares of Class A Preferred amounted to approximately $1,339,000.
(F) Class B Preferred Stock
On October 19, 2004, the company incorporated Iso-Torque Corporation in order to commercialize its Iso-Torque® differential technology.
In September 2004, the company created a new series of preferred stock—Class B Non-Voting, Cumulative Convertible Preferred Stock (“Class B Preferred”) to fund the business operations of Iso-Torque Corporation.
The designation, relative rights, preferences and limitations of the Class B Preferred, as fixed by the board of directors, are as follows:
A.
Three hundred thousand (300,000) authorized preferred shares of the par value of $.01 each as fixed by the board of directors, shall be issued in and as a series to be designated Class B Non-Voting Cumulative Convertible Preferred Shares, $.01 par value. Said series is hereinafter called “Class B Preferred Shares”. The term preferred shares as used herein shall include all 100,000,000 of the preferred shares, $.01 par value authorized by the Certificate of Incorporation of the Corporation of which Class B Preferred Shares is the second series.

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
The holders of the Class B Preferred have the right, at each holder’s option but subject to board approval in each case, to (i) convert each share of Class B Preferred into 1 fully paid and nonassessable share of the $.01 par value common stock of the Corporation (“Torvec Common”) without payment of any conversion price or other consideration; or to (ii) convert each share of Class B Preferred into 1 fully paid and nonassessable share of the $.01 par value common stock of Iso-Torque Corporation (“Iso-Torque Common”) without payment of any conversion price or other consideration upon the happening of any of the following events:

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

Since its designation in September 2004, the company has sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500. No Class B Preferred was sold during the years ending December 31, 2010 and 2009.
Since its designation, Class B Preferred shareholders have converted an aggregate 20,000 Class B Preferred into the company’s common stock (on a one to one basis) through December 31, 2010, with no Class B Preferred converted in the year ending December 31, 2010.
Upon conversion, converting Class B Preferred shareholders are entitled to receive, in accordance with the terms of the Class B Preferred, dividends payable, in the discretion of the board of directors, either in cash or in Class B Preferred shares calculated at the rate of 10 percent per annum. Through December 31, 2010, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.
Depending upon the company’s cash position, the company from time to time may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. Through December 31, 2010, the company has issued 30,103 restricted common shares in payment of Class B dividends amounting to $24,082, based on the market value of the Company’s stock at the time of conversion.
At December 31, 2010, dividends payable upon the conversion of 77,500 outstanding shares of Class B Preferred amounted to approximately $204,000.
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
(A) Overall Business Strategy
Torvec, Inc. (the “company”) was incorporated as a New York State business corporation in September 1996. The company, which has not had any significant revenue-producing operations and is in the development stage, has developed technology for use in automotive and commercial applications. In September 1996, the company acquired numerous patents, inventions and know-how contributed by Vernon E. Gleasman, James Y. Gleasman and Keith E. Gleasman (the “Gleasmans”).
(B) Current Status of Business Plan and Ongoing Projects
The company’s plan of operation for the year ending December 31, 2011 is as follows:
1) to design, build and provide IsoTorque differentials to domestic and foreign original equipment manufacturers, to engage with such manufacturers in the performance and durability evaluation of the company’s IsoTorque in rear-wheel and front wheel drive applications and to market the IsoTorque to such manufacturers for use in their future vehicle platforms, including automotive and truck fleets;
2) to design and build prototype units of the company’s IsoTorque differential for integration in the drive wheel assemblies of 21 SC mining shuttle cars under a contract with Eastern Mining & Industrial Supply, Inc., Chapmanville, West Virginia, to jointly evaluate the performance and durability of the prototype units and upon successful evaluation, to build and sell IsoTorque differentials to Eastern for incorporation in 21 SC mining cars it remanufactures for the mining industry;
3) to enhance the design of, build prototype units for, and evaluate the operating performance and efficiencies of the company’s Rota-Torque Hydraulic Pump for commercial and industrial applications and to market the Rota-Torque to industrial manufacturers of hydraulic pump and associated manufacturers.
In addition to the activities to be undertaken by the company to implement its plan of operation detailed immediately above, the company may expand its marketing activities depending upon future circumstances and developments. Information regarding the company and all of its automotive inventions, including regular updates on technological and business developments, can be found on the company’s website, www.torvec.com.
(C) Company Revenue and Expenses
Revenue for the years ended December 31, 2010 and 2009 were $0 and $175,000, respectively. The revenue generated in 2009 was primarily due to the sale of a prototype Full Terrain Vehicle, which was a non-recurring event. The cost of goods sold was $90,000 in 2009, or 51% of revenue. Gross profit for the twelve-month periods ended December 31, 2010 and 2009 were $0 and $85,000, respectively.
Research and development expenses for the full year of 2010 amounted to $469,000 as compared to $520,000 for the full year of 2009. The decrease of $51,000 is primarily due to lower personnel costs related to the retirement of the company’s former CEO in the first quarter of 2010.
General and administrative expense for the year ended December 31, 2010 amounted to $4,471,000 compared to $2,877,000 for 2009. The increase of $1,594,000 is mainly related to non-cash stock compensation expense in 2010 from issuances of stock options to directors, officers, and other key personnel in the second half of 2010.
The loss from operations in 2010 was $4,940,000, compared with a loss from operations in 2009 of $3,312,000. Other income for 2010 included a gain of $1,900,000 from the settlement of the company’s litigation for its Ice technology license to Ice Engineering, LLC in the first quarter of 2010. In addition, other income/(expense) was a net expense of $11,000, which included a $45,000 prepayment penalty on the company’s convertible note with Asher Enterprises that was paid in full in the fourth quarter of 2010. There was $0 of other income/(expense) in 2009. The income tax expense was $2,000 in 2010 compared with an income tax benefit of $40,000 in 2009. The income tax benefit in 2009 resulted from New York State R&D tax credits. Preferred stock dividends amounted to $273,000 and $229,000 in 2010 and 2009, respectively.

The net loss attributable to common stockholders for the year ended December 31, 2010 was $3,326,000 as compared to a net loss for the same period in 2009 of $3,501,000. The weighted average basic and diluted common shares outstanding amounted to 38,895,000 and 34,035,000 for 2010 and 2009, respectively. Basic and diluted net loss per share for 2010 and 2009 were $0.09 and $0.10, respectively.
(D) Liquidity and Capital Resources
As of December 31, 2010, cash totaled $1,518,000, an increase of $1,477,000 from the beginning of the year. During the twelve months ended December 31, 2010 and 2009, we used $1,807,000 and $583,000, respectively, of cash in operating activities. The cash used in operating activities during 2010 was mainly attributable to our net loss of $3,053,000 plus an addback of $1,900,000 for a gain recorded from the settlement of litigation pertaining to a technology license with Ice Engineering in the first quarter of 2010, offset in part by non-cash expenditures related to the issuance of common stock, warrants and stock options to employees, directors and consultants and vendors for services rendered. For 2009, the cash used in operating activities of $583,000 was mainly attributable to a net loss of $3,272,000, offset in part by non-cash expenses related to shareholder contribution of services as well as common stock issued to directors, outside consultants and vendors as payment for their services
We generated $1,124,000 in cash from investing activities during 2010 compared with $0 in 2009. The cash generated in 2010 was mainly related to proceeds from the sale of a technology license, as well as proceeds from sales of fixed assets.
During 2010, we generated $2,160,000 in funds from financing activities, compared to $320,000 in 2009. The financing activities in 2010 consisted mainly of proceeds from our private placement of 6,834,002 restricted shares of common stock in October 2010 that generated $2,050,000 in cash.
During the year ended December 31, 2010 and 2009, the company issued 2,398,265 and 2,243,305 common shares, respectively, to business consultants under its business consultants stock plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work and litigation. As of December 31, 2010 and 2009 there were 4,011,717 and 1,409,982 shares, respectively, available for future issuances under the plan (the increase in shares available in 2010 from 2009 was the result of board approval of an additional 5,000,000 business consultant shares on March 23, 2010 and effective registration of such additional shares on April 1, 2010).
Contribution of Shareholder Services:
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

For periods for which there is no compensation plan, the company is required to record the estimated value of each of the Gleasman’s services rendered to the company (estimated at $300,000 each per annum) as a contribution of services under generally accepted accounting principles applicable to the company and is required under the same accounting principles to allocate the amount of such contribution between research and development expenses on the one hand and general and administrative on the other hand. For the years ended December 31, 2010 and 2009, the company recorded $125,000 and $200,000 to research and development expense and $236,000 and $400,000 to general and administrative expense, respectively, based upon management’s estimate of the Gleasmans’ time allocation.
Effective March 14, 2010, James Gleasman retired as the company’s chief executive officer, interim chief financial officer and as a member of the board of directors.
Current Cash Outlook:
For the period from September 1996 (inception) through December 31, 2010, the company has accumulated a deficit of $56,266,000 and at December 31, 2010 has working capital of $745,000 and stockholders’ equity of $920,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. Management believes that based upon its current cash position that resulted from the company’s success in raising $2,050,000 in its private equity placement in October 2010 and its current outlook for its business operations, the company will be able to continue operations through December 31, 2011. However, if its cash flow projections are less than expected, the Company may need to downsize operations, issue shares of common stock to pay for certain expenditures, incur debt or raise additional capital. There can be no assurance, however, that the Company will be successful in raising additional capital or incurring debt when needed on terms acceptable to the Company.
At December 31, 2010, the company had current liabilities that amounted to $821,000.
(E) Critical Accounting Policies
Revenue Recognition
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
Share-based Payments
The company accounts for the settlement of its commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of its business consulting shares under ASC 505 (Previously known as FASB Statement 123(R) “Share Based Payment”), provided that there are sufficient shares available under the business consulting plan. Under ASC 505, the company measures commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, the company will follow the provisions of ASC 815-40 (previously known as: EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under ASC 815-40, the company will record a liability instrument for the resulting changes in fair value from the date incurred to the end of each reporting period until such liability is satisfied.
Recently Issued Accounting Principles
In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB EITF”. ASU No. 2010-17 is limited to research or development arrangements and requires that this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received) of recognizing revenue. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration. The guidance in this ASU will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU No. 2010-17 will be effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF”. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.
In May 2009, the FASB issued Accounting Standards Codification (“ASC”) No. 855 (SFAS No. 165), “Subsequent Events” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.
(F) Impact of Inflation
Inflation has not had a significant impact on the company’s operations to date and management is currently unable to determine the extent inflation may impact the company’s operations during its fiscal year ending December 31, 2011.
(G) Quarterly Fluctuations
As of December 31, 2010 and 2009, the company had not engaged in substantial revenue producing operations. Once the company actually commences significant revenue producing operations, the company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of the company’s sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by the company and its competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once the company actually commences significant revenue producing operations, the company’s product revenues may vary significantly by quarter and the company’s operating results may experience significant fluctuations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to include information otherwise required by this item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TORVEC, INC.
(a development stage company)
Contents
Financial Statements

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets as of December 31, 2010 and 2009	25

Consolidated Statements of Operations for each of the years in the Two-Year Period Ended December 31, 2010 and for the Period from September 25, 1996 (Inception) through December 31, 2010	26

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the Period from September 25, 1996 (Inception) through December 31, 2010	27

Consolidated Statements of Cash Flows for each of the years in the Two-Year Period Ended December 31, 2010 and for the Period from September 25, 1996 (Inception) through December 31, 2010	38

Notes to Consolidated Financial Statements	40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Torvec, Inc.
We have audited the accompanying consolidated balance sheets of Torvec, Inc. (a development stage company) and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from September 25, 1996 (inception) through December 31, 2010 and changes in stockholders’ equity (capital deficit) for each of the periods from September 25, 1996 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from September 25, 1996 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States.
/s/ EisnerAmper LLP
New York, New York
March 28, 2011

TORVEC, INC.
(a development stage company)
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash	$1,518,000	$41,000
Prepaid expenses and other current assets	48,000	111,000

Total current assets	1,566,000	152,000

Property and Equipment:
Office equipment	68,000	68,000
Shop equipment	118,000	139,000
Leasehold Improvements	243,000	213,000
Transportation equipment	37,000	106,000

	466,000	526,000
Less accumulated depreciation and amortization	246,000	299,000

Net property and equipment	220,000	227,000

Total Assets	$1,786,000	$379,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
Current Liabilities:
Notes payable, current portion	$15,000	$20,000
Accounts payable	167,000	255,000
Accrued liabilities	618,000	451,000
Advance from related party	—	22,000
Deferred income	21,000	828,000

Total current liabilities	821,000	1,576,000

Deferred rent	19,000	29,000
Notes payable, net of current portion	26,000	9,000

Total Liabilities	866,000	1,614,000

Commitments and other matters (Note I)

Stockholders’ Equity (Capital Deficit):
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share, per annum, December 31, 2010 and 2009: 598,772 and 655,851 shares issued and outstanding, respectively (liquidation preference $3,734,000 and $3,841,000, respectively)	6,000	6,000
b) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share, per annum, December 31, 2010 and 2009: 77,500 and 77,500 shares issued and outstanding, respectively (liquidation preference $592,000 and $553,000, respectively)	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized, 45,685,678 and 35,811,192 issued and outstanding, at December 31, 2010 and 2009, respectively	457,000	358,000
Additional paid-in capital	56,722,000	51,613,000
Deficit accumulated during the development stage	(56,266,000)	(53,213,000)

Total Stockholders’ Equity (Capital Deficit)	920,000	(1,235,000)

Total Liabilities and Stockholders’ Equity (Capital Deficit)	$1,786,000	$379,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)
Consolidated Statements of Operations

			September 25,
	Year ended	Year ended	1996 (Inception)
	December 31,	December 31,	through December
	2010	2009	31, 2010

Revenue	$—	$175,000	$422,000
Cost of Goods Sold	—	90,000	315,000

Gross Profit	—	85,000	107,000

Costs and expenses:
Research and development	469,000	520,000	16,324,000
General and administrative (including compensation expense from options and warrants of $1,686,000, $0, and $19,240,000, respectively)	4,471,000	2,877,000	44,324,000
Asset impairments	—	—	1,071,000

Loss from operations	(4,940,000)	(3,312,000)	(61,612,000)
Reversal of liability on cancellation of debt	—	—	1,541,000
Gain on litigation settlement	1,900,000	—	1,900,000
Other income / (expense)	(11,000)	—	249,000

Loss Before Income Tax (Expense) / Benefits	(3,051,000)	(3,312,000)	(57,922,000)

Income tax (expense) / benefits	(2,000)	40,000	384,000

Net Loss	(3,053,000)	(3,272,000)	(57,538,000)

Net loss attributable to non-controlling interest in subsidiary	—	—	1,272,000

Net Loss attributable to Torvec, Inc.	(3,053,000)	(3,272,000)	(56,266,000)

Preferred stock beneficial conversion feature	—	—	763,000
Preferred stock dividends	273,000	229,000	1,678,000

Net Loss attributable to Torvec, Inc. common stockholders	$(3,326,000)	$(3,501,000)	$(58,707,000)

Net Loss per common share attributable to stockholders of Torvec, Inc., Basic and Diluted	$(0.09)	$(0.10)

Weighted average number of shares of common stock, Basic and Diluted	38,895,000	34,035,000

See notes to consolidated financial statements.

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2010

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
For the Period from September 25, 1996 (Inception) through December 31, 2010
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
For the Period from September 25, 1996 (Inception) through December 31, 2010
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
See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2010
(continued)

										Deficit
									Unearned	Accumulated
	Class A		Class B				Additional	Due	Compensatory	During the	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Sale of Common Stock — June 2004					60,000	$1,000	$300,000				$301,000
Issuance of common stock for services					469,883	4,000	2,348,000				2,352,000
Sale of Class A Preferred Stock ($4.00 per share) — March	203,117	$2,000					820,000				822,000
Sale of Class A Preferred Stock ($4.00 per share) — April	32,653						121,000				121,000
Conversion of Preferred Stock Class A	(41,050)				41,050						—
Preferred Dividend Class A attributable to converted shares	8,031										—
Sale of Class B Preferred Stock ($5.00 per share) — September			20,000				100,000				100,000
Sale of Class B Preferred Stock ($5.00 per share) — October			22,500				113,000				113,000
Contribution of services							450,000				450,000
Exercise of warrants					268,865	3,000	(2,000)				1,000
Exercise of consultants warrants					345,600	3,000		(3,000)			—
Issuance of warrants for consulting services							5,794,000				5,794,000
Net Loss										(9,805,000)	(9,805,000)
Balance at December 31, 2004	259,243	$3,000	42,500		29,043,654	$290,000	$32,761,000	$(3,000)		$(31,875,000)	$1,176,000
See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2010
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
For the Period from September 25, 1996 (Inception) through December 31, 2010
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
For the Period from September 25, 1996 (Inception) through December 31, 2010
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
For the Period from September 25, 1996 (Inception) through December 31, 2010
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
See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2010
(continued)

										Deficit
									Unearned	Accumulated		Total
	Class A		Class B				Additional	Due	Compensatory	During the	Non-	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Interest	(Capital Deficit)
Conversion Preferred A	(51,250)	(1,000)		—	51,250	1,000						—
Payment of Preferred A Dividend in Common Stock					65,965	1,000	(1,000)					—
Conversion Preferred B			(20,000)		20,000							—
Payment of Preferred B Dividend in Common Stock					30,103	—	—					—
Shares Issued for Services					1,861,475	18,000	1,281,000					1,299,000
Shares Issued as Compensation					377,152	4,000	286,000					290,000
Issuance of common stock April ($0.78 per share					64,103	1,000	49,000					50,000
Issuance of common stock June ($0.67 per share)					30,000		20,000					20,000
Issuance of common stock July ($0.60 per share)					86,665	1,000	51,000					52,000
Issuance of common stock July ($0.51 per share)					39,216	1,000	19,000					20,000
Issuance of common stock July ($0.76 per share)					13,200		10,000					10,000
Issuance of common stock August ($0.60 per share)					25,000		15,000					15,000
Issuance of common stock August ($0.72 per share)					38,961	1,000	29,000					30,000
Issuance of common stock September ($0.70 per share					17,142		12,000					12,000
Issuance of common stock September ($0.77 per share)					7,944		6,000					6,000
Issuance of common stock October ($0.52 per share)					192,308	2,000	98,000					100,000
Issuance of common stock October ($0.63 per share)					20,000		13,000					13,000
Issuance of common stock December ($0.40 per share)					16,944		7,000					7,000
Warrants Exercised					12,500		—					—
Issuance of restricted share for services					25,173		19,000					19,000
Shares Issued for Commercializing Event					4,669		14,000					14,000
Contributed Services							1,200,000					1,200,000
Net Loss										(3,272,000)		(3,272,000)
Balance at December 31, 2009	655,851	$6,000	77,500	$1,000	35,811,192	$358,000	$51,613,000	$0	$0	$(53,213,000)	$0	$(1,235,000)
See notes to consolidated financial statements

TORVEC, INC. AND SUBSIDIARIES
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2010
(continued)

										Deficit
									Unearned	Accumulated
	Class A		Class B				Additional	Due	Compensatory	During the	Non-
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	From	Stock and	Development	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Interest	Total Equity
Conversion Preferred A	(62,500)				62,500							—
Payment of Preferred A dividend in Preferred Stock	5,421											—
Payment of Preferred A dividend in Common Stock					22,883							—
Shares Issued for Services					1,476,992	15,000	561,000					576,000
Shares Issued for Compensation					889,195	9,000	330,000					339,000
Issuance of Common Stock — January ($0.50 per share)					10,000	—	5,000					5,000
Issuance of Common Stock — May ($0.30 per share)					350,167	4,000	102,000					106,000
Issuance of Common Stock — July ($0.39 per share)					68,571	1,000	26,000					27,000
Issuance of Common Stock — August ($0.35 per share)					4,000	—	1,000					1,000
Issuance of Common Stock from October Private Placement ($0.30 per share)					6,834,002	69,000	1,981,000					2,050,000
Warrants Exercised					6,000							—
Issuance of Common Stock Warrants for Services							45,000					45,000
Issuance of Restricted Shares for Services					118,099	1,000	43,000					44,000
Shares issued for Commercializing Event					32,077		13,000					13,000
Stock-Based Compensation Related to Stock Options							1,573,000					1,573,000
Warrant Modification							68,000					68,000
Contributed Services							361,000					361,000
Net Loss										(3,053,000)		(3,053,000)

Balance at December 31, 2010	598,772	$6,000	77,500	$1,000	45,685,678	$457,000	$56,722,000	$—	$—	$(56,266,000)	$—	$920,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)
Consolidated Statement of Cash Flows

			September 25,
			1996
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(3,053,000)	$(3,272,000)	$(57,538,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,000	62,000	2,563,000
Loss on impairment of license	—	—	1,071,000
Impairment of goodwill	—	—	19,000
Gain on sale of fixed assets	(27,000)	—	(37,000)
Compensation expense attributable to common stock in subsidiary	—	—	619,000
Common stock issued for services	620,000	1,318,000	15,132,000
Stock-based compensation related to stock options	1,573,000	—	1,573,000
Warrant modification	68,000	—	68,000
Warrants issued for services	45,000	—	294,000
Shares issued for future consulting services	—	—	103,000
Stockholder contribution of services	361,000	1,200,000	3,970,000
Contribution to capital, Ford Truck	—	—	16,000
Common Stock issued in connection with commercializing event plan	13,000	14,000	63,000
Reversal of liability	—	—	(1,541,000)
Gain on sale of Ice Engineering license	(1,900,000)	—	(1,900,000)
Compensatory common stock, options and warrants	339,000	290,000	18,215,000
Changes in:
Prepaid expenses and other current assets	63,000	(9,000)	113,000
Deferred revenue	(7,000)	28,000	(70,000)
Deferred rent	(10,000)	(10,000)	19,000
Change in accrued payroll taxes	169,000	68,000	346,000
Accounts payable and other accrued expenses	(87,000)	306,000	4,157,000
Deferred compensation and other	—	(600,000)	—
Due to a related party	(22,000)	22,000	—

Net cash used in operating activities	(1,804,000)	(583,000)	(12,745,000)

Cash flows from investing activities:
Purchase of property and equipment	(3,000)	—	(363,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of license	1,100,000	—	1,900,000
Proceeds from sale of fixed assets	27,000	—	37,000

Net cash provided by investing activities	1,124,000	—	1,558,000

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	2,189,000	335,000	9,223,000
Net proceeds from sales of preferred stock	—	—	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Net proceeds from issuance of notes payable	57,000	—	57,000
Payments of notes payable	(60,000)	—	(60,000)
Proceeds from loans	—	—	335,000
Repayments of loans	(29,000)	(15,000)	(109,000)
Repayment of officer & stockholder loans and advances	—	—	(147,000)
Distributions	—	—	(365,000)

Net cash provided by financing activities	2,157,000	320,000	12,705,000

Net increase (decrease) in cash	1,477,000	(263,000)	1,518,000

Cash at beginning of period	41,000	304,000	—

Cash at end of period	$1,518,000	$41,000	$1,518,000

TORVEC, INC.
(a development stage company)
Consolidated Statement of Cash Flows
(continued)

			September 25,
			1996
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	2010	2009	2010

Noncash investing and financing activities:
Preferred stock issued in payment of dividend	$22,000	$—	$61,000
Issuance of common stock for license	—	—	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	—	—	2,907,000
Notes payable exchanged for common stock	—	—	50,000
Advance settled with common stock	—	—	25,000
Loss on exchange of noncontrolling interest	—	—	232,000
Shares issued for future consulting services	—	—	103,000
Issuance of common stock for a finder’s fee	—	—	225,000
Advance from stockholder	—	—	250,000
Contribution of FTV Ford Truck	—	—	16,000
Ice Engineering LLC payable netted against receivable	—	—	91,000
Common stock issued in settlement of director fee payable	—	63,000	121,000
Common stock issued in settlement of patent expense	—	—	117,000
Issuance of common stock as payment for Preferred A and B dividends	91,000	77,000	168,000
Purchases of fixed assets with debt	41,000	—	41,000

Supplemental Disclosures:
Interest paid	$47,000	$3,000	$74,000
Income tax paid	—	—	1,000
See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2010
NOTE A — THE COMPANY AND BASIS OF PRESENTATION
Torvec, Inc. (the “company”) was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the company acquired numerous patents, inventions and know-how created by Vernon E. Gleasman and his sons, James and Keith Gleasman, a family with more than fifty years of experience in the automotive industry. Since its inception, the company has endeavored to design, develop, build and commercialize its automotive technology portfolio. The company currently is focusing its commercialization strategies on the following technologies: the IsoTorque® differential, the Rota-Torque hydraulic pump, and the Torsteer Vehicle Steer-Drive.
For the period from September 1996 (inception) through December 31, 2010, the company has accumulated a deficit of $56,266,000 and at December 31, 2010 has working capital of $745,000 and stockholders’ equity of $920,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. Management believes that based upon its current cash position that resulted from the company’s success in raising $2,050,000 in its private equity placement in October 2010 and its current outlook for its business operations, the company will be able to continue operations through December 31, 2011. However, if its cash flow projections are less than expected, the company may need to downsize operations, issue shares of common stock to pay for certain expenditures, incur debt or raise additional capital. There can be no assurance, however, that the company will be successful in raising additional capital or incurring debt when needed on terms acceptable to the company.
The company’s ability to continue as a going concern is ultimately dependent upon achieving profitable operations and generating sufficient cash flows from operations to continue to meet its future obligations.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[1] Consolidation
The financial statements include the accounts of the company, its wholly-owned subsidiaries Iso-Torque Corporation, IVT Diesel Corp. and Variable Gear LLC, its majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at December 31, 2010 and 2009), and its majority-owned joint venture, Torvec China, LLC, (60% ownership interest at December 31, 2010). All material intercompany transactions and account balances have been eliminated in consolidation.
[2] Cash and Cash Equivalents
Cash and cash equivalents may include time deposits, certificates of deposit, and highly liquid debt instruments with original maturities of three months or less. The company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.
[3] Property and Equipment
Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are being amortized over shorter of lease term or useful life.

[4] Research and Development and Patents
Research and development costs and patent expenses are charged to operations as incurred. Research and development includes amortization of the Ice technology, purchase of parts, depreciation and consulting services. Depreciation expense in each of the years ended December 31, 2010 and 2009 that was charged to research and development was $16,000 and $19,000 respectively.
Patent costs for the year ended December 31, 2010 and 2009 amounted to $211,000 and $300,000, respectively, and are included in General and Administrative expenses.
[5] Intangible Assets
The company follows ASC 350-30, “General Intangibles Other Than Goodwill.” Whenever events or circumstances indicate, the company’s long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment.
[6] Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates are used in valuing the useful lives of any intangible assets and the future realizable value of such assets. These estimates are subject to a high degree of judgment and potential change. Actual results could differ from those estimates.
[7] Loss per Common Share
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10 ( Previously known as: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2010 and 2009, the company excluded 8,444,870 and 2,503,949 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive. The company also excluded 625,000 warrants at December 31, 2010 and 2009 as the conditions for their vesting were not yet satisfied.
[8] Fair Value of Financial Instruments
The carrying amount of cash, accounts payable, and accrued expenses approximates their fair value due to the short maturity of those instruments. The carrying amount of notes payable approximates fair value since most of the outstanding balance was borrowed in November 2010 at then current interest rates.
[9] Stock-based Compensation
ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values on the grant date. Under the modified prospective method adopted by the company, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with ASC 718-10. Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with ASC 718-10, except that the grant date fair value of all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with ASC 718-10.

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
[10] Revenue Recognition
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
[11] Recent Accounting Pronouncements
In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB EITF”. ASU No. 2010-17 is limited to research or development arrangements and requires that this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received) of recognizing revenue. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration. The guidance in this ASU will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU No. 2010-17 will be effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF”. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.
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
[12] Reclassifications
Certain reclassifications have been made to prior year balances to conform to the current year’s presentation.

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
On January 27, 2010, the company and Ice Engineering settled this litigation. Under the settlement agreement, the company’s assignment of the ice technology license is made permanent; the company elected to forego its right to royalties and the company agreed to accept $1,100,000 in full payment of Ice Engineering’s reimbursement obligation. The company was paid the settlement amount, $1,100,000, in the first quarter of 2010. (See Note J.)
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
For periods for which there is no compensation plan, the company is required to record the estimated value of each of the Gleasman’s services rendered to the company (estimated at $300,000 each per annum) as a contribution of services under generally accepted accounting principles applicable to the company and is required under the same accounting principles to allocate the amount of such contribution between research and development expenses and general and administrative expenses. For the years ended December 31, 2010 and 2009, the company recorded $125,000 and $200,000 to research and development expense and $236,000 and $400,000 to general and administrative expense, respectively, based upon management’s estimate of the Gleasmans time allocation.

Effective March 14, 2010, James Gleasman retired as the company’s chief executive officer, interim chief financial officer and as a member of the board of directors.
During the year ended December 31, 2009, James Gleasman loaned the company $22,000 for compensation to the engineers. As of December 31, 2010, the company has repaid the full amount of this loan.
[2] During the years ended December 31, 2010 and 2009, the company paid a total value of approximately $117,900 and $94,700, respectively, in a combination of business consultant common shares and cash to a member of the Gleasman family for administrative, technological and engineering consulting services. The $117,900 paid in 2010 was comprised of approximately $114,900 in cash and 7,006 common shares with a value of approximately $3,000. The $94,700 paid in 2009 was comprised of approximately $90,500 in cash and 5,589 common shares with a value of approximately $4,200.
[3] During the years ended December 31, 2010 and 2009, the company paid a total value of $97,500 and $87,700 to a family member of its general counsel for engineering services rendered to the company. The $97,500 paid in 2010 was comprised of approximately $94,900 in cash and 5,982 common shares with a value of approximately $2,600. The $87,700 paid in 2009 was comprised of approximately $87,500 in cash and 292 common shares with a value of approximately $200.
[4] On September 14, 2007, the company moved its executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, with which Asher J. Flaum, a company director, is associated. On April 28, 2008, the company’s board of directors approved the terms of a lease and such lease was executed on April 29, 2008. (See Notes G and I[2].)
[5] On June 29, 2000, the company granted an exclusive world-wide license of all its automotive technologies to Variable Gear, LLC for the aeronautical and marine markets for $150,000 cash. The company recorded the receipt of the $150,000 as deferred revenue to be recognized when all conditions for earning such fees are complete. At the time of its formation and through June 6, 2007 when his interest was purchased, Robert C. Horton, a company shareholder, owned 51% of Variable Gear, LLC. On June 6, 2007, the company purchased Mr. Horton’s entire interest in Variable Gear for 5,000 shares of common stock valued at $19,250. In fiscal 2007, the company recognized the deferred revenue of $150,000 as other income and recorded an impairment of the goodwill of $19,250, since there were no operations of the entity since inception.
[6] On August 18, 2006, the company granted 400,000 nonqualified common stock warrants valued at approximately $1,237,000 for consulting services to an enterprise, one of whose members was a director. The warrants were immediately exercisable at $3.27 per common share for a period of ten years. These warrants were modified by mutual agreement of the parties effective October 15, 2010. These modified warrants are immediately exercisable at $.44 per common share for a period of ten years from the modification date. This modification was valued at $68,000 and the company recognized this expense in the fourth quarter of 2010.
[7] On June 19, 2006, the company awarded an aggregate 360,000 nonqualified common stock warrants with no expiration date, valued at approximately $629,000, to a director for additional services rendered by such director as chairman of the board’s executive committee during 2006.
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
[9] On August 17, 2005, the company repaid $28,000 indebtedness to a stockholder by issuing 11,667 restricted common shares, such number of shares based upon the closing price of the company’s common stock on August 16, 2005.

[10] On October 26, 2010, the company issued 164,187 common shares valued at approximately $62,400 to each of its chairman of the board and general counsel for services rendered in connection with the engagement of the company’s new chief executive officer.
[11] On December 13, 2010, the company executed a consultant agreement with a director to provide consulting services to the company at a rate of $200 per hour. Pursuant to the agreement, the company also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by the company for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant.
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
The provision (benefit) for income taxes for the years ended December 31, 2010 and 2009 is summarized below:

	December 31,	December 31,
Income Tax Provision	2010	2009

Current tax expense (benefit)
State	$2,000	$(40,000)
Federal	—	—

Deferred tax expense (benefit)
State	29,000	(104,000)
Federal	182,000	(664,000)
Increase (decrease) in valuation allowance	(211,000)	768,000

Provision for income tax	$2,000	$(40,000)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations is attributable to the following:

	December 31,	December 31,
	2010	2009
Income tax benefit at the federal statutory rate	$(1,038,000)	$(1,087,000)
State income tax benefit, net of effect of federal taxes	(161,000)	(103,000)
Travel and entertainment	1,000	1,000
New York State tax credit	—	13,000
Refundable tax credits	—	(40,000)
Contribution of capital — shareholder’s services	123,000	408,000
Expiration of net operating loss carryforward	1,288,000	—
Increase (decrease) in valuation allowance	(211,000)	768,000

Provision (benefit) for income tax	$2,000	$(40,000)

At December 31, 2010, we have approximately $24,672,000 of net operating loss carryforwards to offset future taxable income, expiring 2011 through 2028, and $18,392,000 of certain operating expenses which have been deferred as startup costs under Section 195 of the Internal Revenue Code for federal income tax purposes, subject to limitations for alternative minimum tax. Start-up costs are amortized over 15 years.

The deferred tax asset at December 31, 2010 and 2009 consists of the following:

	2010	2009
Net operating loss carryforward	$9,811,000	$10,145,000
Deferred startup costs	7,224,000	7,829,000
Stock-based compensation	1,003,000	342,000
Other	193,000	126,000

	18,231,000	18,442,000
Less: Valuation allowance	(18,231,000)	(18,442,000)

Net deferred tax asset	$—	$—

The decrease in the valuation allowance from December 31, 2009 to December 31, 2010 amounted to approximately $211,000. The increase in the valuation allowance from December 31, 2008 to December 31, 2009 amounted to approximately $767,000. The company has provided a full valuation allowance on the net deferred tax assets due to uncertainty of realization through future earnings.
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
The company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2010, the company has no unrecognized tax benefit, including interest and penalties.
NOTE F — ACCRUED LIABILITIES
At December 31, 2010 and 2009, accrued liabilities consist of the following:

	2010	2009
Accrued Compensation	$32,000	$—
Accrued Payroll Taxes Payable	484,000	315,000
Accrued Legal	47,000	124,000
Other	55,000	12,000

	$618,000	$451,000

NOTE G — NOTES PAYABLE
During the year ended December 31, 2005, the company financed a vehicle to be used with its prototype technology and pledged the vehicle as collateral for this loan. The loan in the amount of $24,000 is paid in monthly installments of $479 consisting of principal and interest at 6.59% per annum through December 2010.
During the year ended December 31, 2006, the company refinanced two vehicles and pledged the vehicles as collateral for the loan. The loan in the amount of $56,174 is paid in monthly installments of $1,201 consisting of principal and interest at 10.3% per annum scheduled through August 2011. In April 2010, the company paid off the outstanding balance of approximately $18,200 on this loan in full.

On July 19, 2010, the company received a net amount of $57,000, after payment of $3,000 in legal expenses, in connection with a Securities Purchase Agreement for the issuance of a Convertible Note in the principal amount of $60,000 due and payable on April 2, 2011, with interest payable at the rate of 8% per annum. The outstanding Note principal can be converted, in whole or in part, into the company’s common stock at the election of the Holder from time to time beginning 180 days after the July 2, 2010 issue date. The conversion price is equal to 58% of the average of the three lowest closing bid prices of the company’s common stock during a 10 day trading period immediately prior to the date the Holder’s conversion notice is sent to the company. The company may prepay the principal amount of the Note and all accrued interest at any time beginning on the July 2, 2010 issue date and expiring 180 days thereafter. In the event the company elects to prepay within the first 90 days, the repayment amount is 150% of the $60,000 principal amount and outstanding accrued interest and if between the 91st and the 180th day, the repayment amount is 175% of the $60,000 principal amount and outstanding accrued interest. In the event of default, the amount of principal and interest not paid when due bears interest at the rate of 22% per annum and the Note becomes immediately due and payable. The Note agreement contains covenants requiring the Holder’s written consent for certain activities not in existence or not committed to by the company on the date of issuance as follows: common stock dividend distributions in cash or shares, stock repurchases, borrowings, sale of significantly all assets, certain advances and loans in excess of $100,000 and certain guarantees with respect to third-party liabilities. In order to prevent conversion of the Note into our common stock at a discount of 42%, on November 22, 2010, the company elected to exercise its prepayment right by tendering approximately $106,700 to the Holder, which amount represented the principal of $60,000 and the entire amount of the Optional Prepayment Amount under the Note of $45,000, in addition to accrued interest of approximately $1,700. As a result of such prepayment, the Note was paid in full and the Securities Purchase Agreement is of no further legal effect. Both the prepayment penalty and the interest are recorded as other income / (expense) in the Consolidated Statements of Operations for the year ended December 31, 2010.
In November 2010, the company completed a construction project for some additional office space at its leased corporate office facility. The cost of the leasehold improvement was $32,500 and the landlord agreed to finance this cost over the remaining initial term of the lease which expires in May 2013. The monthly payments are approximately $1,100 per month. (See Note D[4].)
In November 2010, the company entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout. The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170.
The following represents the required minimum payments for the outstanding loans as of December 31, 2010:

Period Ending
December 31,
2011	$15,000
2012	15,000
2013	8,000
2014	2,000
2015	2,000

Total Minimum payments	42,000
Less-amount representing interest	1,000

41,000
Less-Current Maturities	15,000

Long Term Portion	$26,000

NOTE H — STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)
[1] Private Placements of Common Stock
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
During 2010, the company sold an aggregate of 432,738 restricted common shares in a series of non-brokered private placements for proceeds of approximately $139,000 at an average of approximately $.32 per common share. In addition, in October 2010, the company sold 6,834,002 restricted common shares for approximately $2,050,000 of proceeds in a non-brokered private placement of its common stock at $.30 per common share.
[2] Initial Public Offering Consultant
In February 1997, the company entered into a three-year agreement with an IPO consulting firm (“IPO Consultant”) to arrange for an initial public offering of the company’s common stock and to provide financial advisory services. In consideration, the company issued an aggregate 1,000,000 restricted common shares to five principals of the IPO Consultant for an aggregate $50. In addition, the company granted an aggregate 500,000 warrants to the same principals. Such warrants were only exercisable in the event the company conducted an initial public offering for its common stock. In such event, the warrants were exercisable for a term of five years after the IPO and were exercisable at the per share public offering exercise price (unless during the warrant term after the IPO, at least 50% of the company’s assets were acquired by a third party in which case the exercise price was $1.50 per share).
In February 1999, the company entered into a one-year consulting agreement directly with two of the former principals of the IPO Consultant to provide financial advisory services. In connection with this agreement, the company and the two former principals agreed to convert the 375,000 warrants they owned into 375,000 common stock purchase options exercisable immediately through February 2004 at $5.00 per common share. The company valued these options at $2,780,000 using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31, 1999: risk free interest rate of 5%, dividend yield of 0%, volatility of 40% and expected life of the options granted of 5 years. These options were charged to operations over the term of the consulting agreement. In February 1999, 21,000 of these options were exercised for proceeds of $105,000. The term of the remaining 354,000 options expired in February 2004. As of December 31, 2010, none of the warrants are exercisable.

[3] Equity Funding Commitment
On September 5, 2000, the company entered into an agreement with Swartz Private Equity, LLC (“Swartz”) pursuant to which Swartz granted the company a $50,000,000, three-year equity funding commitment. The agreement provided that, from time to time, at the company’s request, Swartz would purchase from the company that number of common shares equal to 15% of the number of shares traded in the market in the 20 business days occurring after the date of the requested purchase. The purchase price was the lesser of 91% of the average market price during that 20 day period or the average market price less $.20. As a commitment fee, the company granted Swartz a commitment warrant to purchase, in the aggregate, 960,101 common shares at a price which equaled the lowest closing price of the company common stock during the five trading days ending on each six-month anniversary of the warrant issue date.
During 2002, 76,456 commitment warrants were exercised for proceeds of approximately $60,000. During 2003, Swartz exercised the remaining 883,645 commitment warrants in a cashless exercise transaction, and received 647,270 common shares.
Swartz was also issued a warrant to purchase one share of the company’s common stock for every ten shares it purchased from the company under the agreement. During 2002, 47,992 of such warrants were exercised for proceeds of approximately $67,000. In 2003, Swartz exercised the balance of its purchase warrants (9,875) in a cashless exercise transaction and received 7,162 common shares.
The agreement with Swartz terminated on September 5, 2003.
[4] Common Stock Subject to Resale Guarantee
During 2002, the company issued 190,695 common shares to former officers and certain minority shareholders of Ice Surface Development, Inc. in exchange for approximately $269,000 owed to them. If, on the sale of the shares, the amount realized is less than $269,000, additional shares are required to be issued and if the amount is greater than $269,000, the excess is to be paid to the company. During 2002, all of such shares were sold for proceeds of approximately $269,000. The company has no further liability with respect to this transaction.
[5] Class A Preferred Stock
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
Since its designation in March 2002, the company has sold an aggregate 765,512 shares of Class A Preferred for proceeds of $3,062,048.
Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 183,500 Class A Preferred into the company’s common stock (on a one to one basis) through December 31, 2010, with 62,500 and 51,250 Class A Preferred converted in the years ending December 31, 2010 and 2009, respectively.
Upon conversion, converting Class A Preferred shareholders are entitled to receive, in accordance with the terms of the Class A Preferred, dividends payable either in cash or in Class A Preferred shares calculated at the rate of 10 percent per annum.
At times, the board of the company may elect to settle the dividends through the issuance of common stock in lieu of cash. The number of shares of common stock issued is based on the market price of the stock of the company at the time of the conversion.
Through December 31, 2010, an aggregate Class A Preferred dividend amounting to approximately $230,000 was settled through the issuance of 16,760 Class A Preferred and of 92,453 common shares of the company. For the year ended December 31, 2010, the company settled Class A Preferred dividends amounting to approximately $113,000 through the issuance of 22,883 shares of common stock and 5,421 shares of Class A Preferred stock.
For the year ended December 31, 2009, the company settled Class A Preferred dividends amounting to approximately $53,000 through the issuance of 65,965 shares of common stock.
At December 31, 2010, dividends payable upon conversion of 582,012 outstanding shares of Class A Preferred amounted to approximately $1,339,000.
[6] Class B Preferred Stock
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
Since its designation in September 2004, the company has sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500.
Since its designation, Class B Preferred shareholders have converted an aggregate 20,000 Class B Preferred into the company’s common stock (on a one to one basis) through December 31, 2010, with no Class B Preferred converted in the year ending December 31, 2010.
Upon conversion, converting Class B Preferred shareholders are entitled to receive, in accordance with the terms of the Class B Preferred, dividends payable, in the discretion of the board of directors, either in cash or in Class B Preferred shares calculated at the rate of 10 percent per annum. Through December 31, 2010, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.
Depending upon the company’s cash position, the company from time to time may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. Through December 31, 2010, the company has issued 30,103 restricted common shares in payment of Class B dividends amounting to $24,082, based on the market value of the Company’s stock at the time of conversion.
At December 31, 2010, dividends payable upon the conversion of 77,500 outstanding shares of Class B Preferred amounted to approximately $204,000.
[7] Business Consultants Stock Plan
In June, 1999, the company adopted the Business Consultants Stock Plan (the “Stock Plan”). The Plan, as amended through the year ended December 31, 2010, provides for the issuance of up to 15,000,000 common shares to be awarded from time to time to officers, directors, employees and consultants in exchange for business, financial, legal, accounting, engineering, research and development, technical, governmental relations and other similar services.

	Common Shares Issued to Business
For the year ended	Consultants and Other Third Parties	Amount Charged to
December 31,	in Exchange for Services	Operations	Note

2010	2,398,264	$928,000
2009	2,243,296	$1,603,000
2008	1,000,348	$2,040,000
2007	359,432	$1,245,000
2006	983,230	$1,861,000	A
2005	836,309	$1,874,000
2004	469,883	$2,352,000
2003	738,184	$832,000
2002	1,057,455	$1,036,000	B
2001	361,100	$1,011,000
2000	196,259	$840,000
1999	45,351	$327,000

A-	Includes 448,000 business consulting shares issued upon exercise of warrants for which a compensation charge of approximately $629,000 had been previously recognized.

B-	Includes 190,965 shares issued in settlement of amounts owed of approximately $269,000 (see Note H[15]).

[8] Nonmanagement Directors Plan
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
For the years ended December 31, 2004, 2005 and 2006, the Company issued an aggregate 123,500 warrants immediately exercisable for a ten year term at $.01 per common share to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan. For the years ended December 31, 2004, 2005 and 2006, the Company recognized compensation expense related to these warrants of approximately $297,000, $110,000 and $48,000, respectively. During fiscal 2005 and 2006, 21,000 and 42,000 of these warrants were exercised.
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
On April 28, 2008, the board of directors approved a one-time payment to its chairman of the governance and compensation committee of $46,000 for special services rendered in connection with required compliance under the Sarbanes-Oxley Act. This amount was paid by the issuance of 19,167 common shares under the Business Consultants Plan valued at the closing price on April 28, 2008. The company charged $46,000 to operations in connection with such services.
During the years ended December 31, 2010 and 2009, the company issued 889,195 and 377,152 common shares under the Business Consultants Plan to satisfy payables for services rendered by the company’s nonmanagement directors in their capacity as directors and valued these shares at $339,000 and $290,000 for such years. Of the total shares issued in 2010 and 2009, shares valued at $21,000 and $63,000 were for services provided and accrued for in 2009 and 2008, respectively.
[9] Shares Issued for Consulting Services
On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the company under their consultant agreements. The company issues business consultant common shares to the trust from time to time, contingent on the performance of services by the consultants under such consulting agreements. The company fair values the shares issued to the trust using the closing market price on the date immediately prior to the date of issuance. Shares issued in excess of the consulting invoices are classified as shares issued for consulting services.

During the year ended December 31, 2009, the company issued to the trust an aggregate 899,271 business consultant common shares with an aggregate value when issued of $610,000 to satisfy the payment of invoices submitted by the consultants for services rendered. During the year ended December 31, 2009, the trustee sold 770,720 business consultants common shares for aggregate proceeds of approximately $536,100 and distributed the proceeds from the trust to the consultants in payment of invoices submitted by the consultants.
During the year ended December 31, 2010, the company issued to the trust an aggregate 104,167 business consultant common shares with an aggregate value when issued of approximately $50,000 to satisfy the payment of invoices submitted by the consultants for services rendered. During 2010, the trustee sold 177,495 business consultants common shares for aggregate proceeds of approximately $83,600 and distributed the proceeds from the trust to the consultants in payment of invoices submitted by the consultants. During March 2010, the trust was effectively terminated and the company’s common shares were no longer used to the trust to pay for the consultants. In May 2010, the trust returned 88,857 of undistributed common shares to the company. The company credited the fair value of the shares returned to general and administrative expenses for approximately $45,000.
The company’s payment obligations with respect to the consultant agreements were met once it has issued shares to the trust in accordance with directives received from the consultants and the consultants, not the company, bear the risk of loss in the event the proceeds of stock sales by the trustee are less than the value of the stock contributed to the trust by the company on the date of contribution.
[10] Commercializing Event Plan
On October 13, 2006, the board of directors adopted a Commercializing Event Plan (“2006 Event Plan”) designed to reward the company’s directors, executives and certain administrative personnel for the successful completion of one or more commercializing events. No payments were made under the 2006 Event Plan.
On October 31, 2007, the board of directors terminated the 2006 Event Plan and approved a new 2007 Commercializing Event Plan (the “2007 Event Plan”), effective October 10, 2007. The 2007 Event Plan provided that upon the happening of any commercializing event, each of the directors and officers of Torvec as well as certain management personnel shall be entitled to share equally in 6% of the gross amounts derived or to be derived from the transaction and/or transactions constituting a commercializing event. Upon the happening of any commercializing event, each of the company’s engineering and security consultants shall be entitled to share equally in 2% of the gross amounts derived and/or to be derived from the transaction and/or transactions constituting a commercializing event. In order to actually receive payment under the 2007 Event Plan, each participant must be both a) employed by, a consultant to or associated with the company and b) judged to be “in good standing” with the company at the time of any and all such payments, all as determined by the board of directors as of the date of the board’s authorization of payments to be made.
The 2007 Event Plant specifically provides that the participants in the commercializing event plan shall be entitled to receive payments as described in the plan regardless of the number of commercializing events, in the aggregate or with respect to any given technology.
The company issued an aggregate 4,669 common shares with a value upon issuance of $14,000 to participants under the 2007 Event Plan for the year ended December 31, 2009. For the year ended December 31, 2010, the company issued an aggregate 32,077 common shares with a value upon issuance of $13,000 to participants under the 2007 Event Plan.
The company accounts for the settlement of its commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of its business consulting shares under ASC 505 (Previously known as: FASB Statement 123® “Share Based Payment”), provided that there are sufficient shares available under the business consulting plan. Under ASC 505, the company measures commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, the company will follow the provisions of ASC 815 (Previously known as: EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under ASC 815, the company will record a liability instrument for the resulting changes in fair value from the date due to the end of each reporting period until such liability is satisfied.

In 2007, certain engineering consultants agreed to cancel 445,000 warrants issued in 2005 and 2006 in exchange for their participation in the 2007 Event Plan. The exchange of the warrants for the participation rights in a commercializing event did not result in an accounting charge. The warrants at the date of the exchange were considered to have no value because the underlying condition for vesting the warrants was not satisfied. The company determined that the fair value of the rights to be de minimis at the date of the exchange.
Effective November 3, 2010, the company’s board of directors terminated the 2007 Event Plan. In connection with such termination, the board of directors, on December 2, 2010, granted 360,000 common stock options to certain engineer participants in the 2007 Event Plan, exercisable for 6 years at an exercise price of $5.00 per common share. The transaction was considered a modification of a stock-based award and the company recorded a charge of approximately $508,000. The fair value the 360,000 options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected Term	5.00 years
Risk-free rate	1.68%
Volatility	124.61%
Dividend yield	0.0%
[11] Restricted Shares Issued for Services and Rent
From fiscal 1998 to fiscal 2008, the Company granted an aggregate 335,465 restricted shares of common stock, valued at approximately $748,500, as payment for services and rent.
For the years ended December 31, 2010 and 2009, the company issued 118,099 and 25,173 restricted shares of common stock, respectively, for internal accounting and financial consulting services valued at approximately $44,000 and $19,000.
[12] 1998 Stock-Option Plan
In December 1997, the company’s board approved a Stock Option Plan (the “1998 Plan”) which provided for the granting of up to 2,000,000 shares of common stock, pursuant to which officers, directors, key employees and key consultants/advisors are eligible to receive incentive, nonqualified or reload stock options which plan was ratified by the shareholders on May 28, 1998. Options granted under the 1998 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. Options may vest over five years.
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
In 1998, the company granted three directors an aggregate 380,000 options under the 1998 Plan, all exercisable immediately at $5.00 per common share. These options expired on January 1, 2007. In 2001, the company granted 100,000 options to an officer in his capacity as a consultant under the 1998 Plan exercisable immediately at $5.00 per common share and with a ten years term. In connection with this grant, the company recorded a stock compensation charge of $398,000.

In 2002, in connection with the consulting agreements, the company granted an aggregate 727,047 options under the 1998 Plan, all exercisable immediately at $5.00 per common share. The options were granted in payment of an aggregate $653,000 owed under the consulting agreements. These options expired on September 30, 2007 and were not replaced.
In 2003, in connection with the same consulting agreements, the company granted 166,848 options under the 1998 Plan, all exercisable immediately at $5.00 per common share. The options were granted in payment of an aggregate $265,000 owed under the consulting agreements. These options expire on December 22, 2013.
In 2003, the company granted an aggregate 225,000 options under the 1998 Plan to three directors, all immediately exercisable at $5.00 per common share. These options expire on October 15, 2013.
In 2003, the company granted 50,000 options to a consultant under the 1998 Plan, immediately exercisable at $2.26 per common share. In connection with this grant, the company recorded a stock compensation charge of $46,000. These options expire on May 20, 2013.
In 2005, the company granted 100,000 options to a consultant under the 1998 Plan, immediately exercisable at $5.00 per common share. In connection with this grant, the company recorded a stock compensation charge of $247,000 allocated to research and development. These options expire on June 30, 2015.
By its terms, the company’s 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. No options were granted, expired, or exercised during the years ended December 31, 2010 and 2009.
The following table represents information relating to stock options outstanding under the 1998 Plan at December 31, 2010:
Options Outstanding and Exercisable

	Weighted	Weighted
	Average	Average	Aggregate
	Exercise	Remaining Life	Intrinsic
Shares	Price	in Years	Value
641,848	4.79	2.75	$0
As of December 31, 2010, the company did not have any unrecognized stock compensation related to unvested awards under the 1998 Plan.
[13] 2011 Stock Option Plan and Other Option Grants
On November 3, 2010 the board adopted and on January 27, 2011 the shareholders approved the 2011 Stock Option Plan (“2011 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified options and incentive options.
Non-qualified options may be granted to the company’s officers, directors, employees and outside consultants. Incentive options may be granted only to the company’s employees, including officers and directors who are also employees. In the case of non-qualified options, the exercise price may be less than the fair market value of the company’s stock on the date of grant. In the case of incentive options, the exercise price may not be less than such fair market value and in the case of an employee who owns more than 10% of our common stock, the exercise price may not be less than 110% of such market price. Options generally are exercisable for ten years from the date of grant, except that the exercise period for an incentive option granted to an employee who owns more than 10% of the company’s stock may not be greater than five years.

No options were granted under the 2011 Plan during and for the year ended December 31, 2010. See Note L for information about stock option grants under the 2011 Plan subsequent to December 31, 2010.
In 2010, the company granted stock options (outside the 2011 Plan) to acquire 5,910,000 shares of the company’s common stock to certain of the company’s officers, directors, and engineering consultants, at exercise prices ranging from $.36 to $5.00 per share with various vesting criteria and expiration dates. As of December 31, 2010, 3,572,500 options were vested. For the year ended December 31, 2010, the company recorded compensation expense of approximately $1,573,000 related to the aforementioned options.
On September 30, 2010, the company granted a stock option for 5,150,000 common shares (included in the aforementioned 5,910,000 options) exercisable for ten years at an exercise price of $0.36 per common share to its newly appointed chief executive officer. The option vests and is exercisable as follows: 1,000,000 options vest and are exercisable immediately upon grant; a second 1,000,000 options vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $1.00 per share; a third 1,000,000 options vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $2.00 per share; a fourth 1,000,000 options vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $3.00 per share and the balance of the options, namely 1,150,000 options, vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $4.00 per share. The company valued the option using a variation of a Black-Scholes model, with the following assumptions: (a) an average expected term of 8 years; (b) an expected forfeiture rate of 0%; (c) a risk-free interest rate of 2.1%; (d) an average volatility of 96%; and (f) a dividend yield of 0%. The weighted average value of a single option was determined to be $0.29. Immediate vesting was utilized for the initial tranche and the shorter of the expected vesting period or the 51/4 years expected service period will be utilized to amortize the expense related to each of the other tranches, but amortization will be accelerated if the market price milestone is achieved prior to the end of the amortization period. The company charged $873,000 to general and administrative expense during the year ended December 31, 2010, including $841,000 for the vesting of the first three tranches.
The weighted average grant-date fair value of all stock options granted during the year ended December 31, 2010 was $0.40. The total grant date fair value of all stock options vested during the year ended year ended December 31, 2010 was approximately $1,525,000.
The fair value of each option granted, excluding the 5,150,000 options granted to the Company’s CEO that are described above, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected Term	6.74 years
Expected forfeiture rate	-0-%
Risk-free rate	1.92%
Volatility	124.61%
Dividend yield	0.0%
The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. The Company determined expected volatility using its historical closing stock price. The expected life was determined using the simplified method as the Company does not believe it has sufficient historical stock option exercise experience on which to base the expected term.

The following tables represent information relating to non-plan stock options outstanding at December 31, 2010:

	Options Outstanding and Expected to Vest
		Weighted-	Weighted-
		Average	Average	Aggregate
Range	Number	Remaining	Exercise Price	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Per Share	Value
$0.36	5,150,000	9.9	$0.36	$4,790,000
$0.85-$1.07	400,000	9.9	$0.88	$165,000
$5.00	360,000	6.0	$5.00	$—

	5,910,000	9.7	$0.68	$4,955,000

	Options Exercisable
		Weighted-	Weighted-
		Average	Average	Aggregate
Range	Number	Remaining	Exercise Price	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Per Share	Value
$0.36	3,000,000	9.9	$0.36	$2,790,000
$0.85-$1.07	212,500	9.9	$0.90	$83,000
$5.00	360,000	6.0	$5.00	$—

	3,572,500	9.5	$0.86	$2,873,000

As of December 31, 2010, there was approximately $779,000 of unrecognized stock compensation expense related to unvested non-plan options expected to be recognized over the next four years.
[14] Warrants
As of December 31, 2010, outstanding warrants to acquire shares of the company’s common stock are as follows:

				Number of		Number of
Exercise				Warrants		Warrants
Price		Expiration		Outstanding		Exercisable
	(a)		(a)	125,000	(a)	—
$.75		None		500,000	(b)	—
$.01		2015-2016		54,500	(c)	54,500
$.01		None		3,000	(d)	3,000
$5.00		None		95,000	(e)	95,000
$5.00		2016		100,000	(e)	100,000
$.01		None		60,000	(f)	60,000
$.01		2016		3,750	(g)	3,750
$1.00		None		20,500	(h)	20,500
$.44		2020		400,000	(i)	400,000
$3.75		2016		200,000	(j)	200,000
$5.00		2016		30,000	(k)	30,000
$5.00		2017		50,000	(l)	50,000
$5.00		2017		100,000	(m)	100,000
$2.50		2020		100,000	(n)	100,000

				1,841,750		1,216,750

(a)	Exercisable only if the company has an IPO and exercisable at the IPO price five years from IPO. Through the year ended December 31, 2010, the company has not conducted an IPO.

(b)
On April 15, 2002, the company issued 1,000,000 warrants at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the execution by the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its automotive technology at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

(c)
The company has issued an aggregate 123,500 warrants at an exercise price of $0.01 with a ten year term to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note H [8]). An aggregate 69,000 warrants have been exercised for proceeds of $690.

(d)
In 2005, the company issued 12,500 warrants to consultants, immediately exercisable at $0.01 per common share. During 2005 and 2006, 3,500 of these warrants were exercised. During the year ended December 31, 2010, an additional 6,000 of these warrants were exercised. The 3,000 remaining outstanding warrants have no expiration date.

(e)
In 2005, the company issued 95,000 warrants to two engineering and administrative consultants, exercisable immediately at $5.00 per common share. During 2006, the company issued an additional 100,000 warrants to these same consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if there is a commercializing event as determined by the board of directors. During 2008, these warrants were cancelled and new warrants were issued to the same consultants for an aggregate 195,000 shares exercisable until 2016 at $5.00 per common share and conditioned upon the happening of a commercializing event as determined by the board. The company recorded a charge of $249,000 in 2008 to general and administrative expense. In 2010, 95,000 of the total number of 195,000 warrants issued to these consultants were modified to eliminate both the term and the commercializing event condition for exercise. The charge related to the modification was insignificant.

(f)	During 2005, the company issued 60,000 warrants to an engineering consultant exercisable immediately at $5.00 per common share and with no expiration date.

(g)
During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share and with a ten year term. During 2006, the company issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share and with a ten year term. At December 31, 2010 an aggregate 194,599 of these warrants have been exercised for proceeds of approximately $1,258. No additional warrants were exercised in the years ended December 31, 2010 and 2009.

(h)	During 2006, one investor purchased 20,500 warrants with no expiration date at $1.00 per common share for a purchase price of $2,000.

(i)
During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. Effective October 15, 2010, these warrants were modified and reissued upon the mutual agreement of the parties. Effective October 15, 2010, the company issued 400,000 warrants immediately exercisable at $.44 per common share for a period of ten years from the modification date. The company recorded a charge of $68,000 to general and administrative expenses using the Black-Scholes inputs shown below to calculate the value of the warrants.

Expected Term	10.00 years
Risk-free rate	2.59%
Volatility	124.61%
Dividend yield	0.0%

(j)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to a former governmental affairs consultant.

(k)	In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share.

(l)
During 2007, the company issued 50,000 warrants exercisable for ten years at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company to potentially place its products in various state school bus programs. The company recorded a charge of $249,000 to general and administrative expenses.

(m)
During 2007, the company issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with the company’s engagement to furnish constant velocity joints to a military contractor. The company recorded a charge of $401,000 to general and administrative expenses.

(n)
On February 17, 2010, the company issued 100,000 common stock warrants exercisable for ten years at an exercise price of $2.50 per common share to an adviser. The company recorded a charge of $45,000 to general and administrative expenses using the Black-Scholes inputs shown below to calculate the value of the warrants.

Term	10.00 years
Risk-free rate	3.74%
Volatility	122.25%
Dividend yield	0.0%
The following summarizes the activity of the company’s outstanding warrants for the years ended December 31, 2010:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value
Outstanding at January 1, 2010	1,753,750	$2.84		6.65 years
Granted	500,000	0.85		9.80 years
Exercised	(6,000)	0.01		—
Canceled or expired	(406,000)	3.27		—
Outstanding at December 31, 2010	1,841,750	$2.18	(A)	7.79 years	(B)	$694,000
Exercisable at December 31, 2010	1,216,750	$2.77		7.79 years	(C)	$424,000

A)	The weighted average exercise price for warrants outstanding as of December 31, 2010 excludes 125,000 warrants with no determined exercise price.

B)	The weighted average remaining contractual term for warrants outstanding as of December 31, 2010 excludes 803,500 warrants with no expiration date.

C)	The weighted average remaining contractual term for warrants exercisable as of December 31, 2010 excludes 178,500 warrants with no expiration date.

[15] Warrants Issued to Business, Financial and Engineering Consultants
In 2005, the Company issued 12,500 warrants to certain consultants, with an exercise price of $0.01 and valued at approximately $43,000. 3,500 of these warrants were exercised in 2005 and 2006. 6,000 of these warrants were exercised during the year ended December 31, 2010.
During the year ended December 31, 2005, the company issued 210,000 warrants valued at approximately $377,000 to certain engineering consultants, immediately exercisable over a ten year term at an exercise price of $5.00 per common share. The engineering consultants holding 150,000 of these warrants agreed to cancel them in the fourth quarter of 2007 in exchange for their participation in the company’s 2007 Commercializing Event Plan. (See Note H [16].)
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
The company issued 400,000 warrants valued at approximately $1,237,000 to a business consultant on August 18, 2006, immediately exercisable over a ten year term at an exercise price of $3.27 per common share. These warrants were modified and reissued upon mutual agreement of the parties effective October 15, 2010 (see Note H[14]).
On November 21, 2006, the company issued 200,000 warrants valued at approximately $948,000 in connection with the engagement of a governmental affairs consultant, immediately exercisable over a ten year term at an exercise price of $3.75 per common share.
During the year ended December 31, 2006, the company issued 295,000 warrants to certain engineering consultants, exercisable over a ten year term at an exercise price of $5.00 per common share but only if the company were to consummate a commercializing event involving a transaction or series of transactions which results in the sale, license or other technology transfer of one or more of its technologies to a third party for value. These warrants are contingent upon an event occurring in the future and the company will fair value these warrants when the contingency is resolved. The engineering consultants holding 295,000 of these warrants agreed to cancel them in the fourth quarter of 2007 in exchange for their participation in the company’s 2007 Commercializing Event Plan. (See Note H [15].)
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
In 2008, the company issued 195,000 warrants, valued at approximately $249,000, immediately exercisable for ten years at an exercise price of $5.00 per common share to engineering consultants. In 2010, 95,000 of the total 195,000 warrants issued to these consultants were modified to eliminate the ten-year term and the commercializing event condition for exercise. The charge related to the modification was insignificant. (See Note (H [14e].)
In 2010, the company issued a warrant for 100,000 common shares exercisable for 10 years at $2.50 per common share to business consultants.
In 2010 and 2009, 6,000 and 12,500 common stock warrants were exercised for proceeds of $60 and $125, respectively. (See Note (H [14].)

[16] Issuance of Stock and Warrants by Subsidiary
In 2003, the company’s majority-owned subsidiary, Ice Surface Development, Inc. issued 308,041 shares of its common stock at a price of $.76 per share and realized aggregate proceeds of $234,000 in a private placement. These issuances reduced the company’s interest in Ice from 72% to approximately 69.26%. Based upon the company’s accounting policy, the change in the company’s proportionate share of Ice’s equity resulting from the additional equity raised by the subsidiary was accounted for as a capital transaction.
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
NOTE I — COMMITMENTS AND OTHER MATTERS
[1] Variable Gear, LLC
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
[2] Leases
The company leases a facility located at 1999 Mount Read Blvd., Rochester, New York. On April 29, 2008, the company executed a five-year lease for the premises (with a December 1, 2007 lease commencement date) providing for rent to be paid at a rate of $5,687 per month ($68,244 per annum) and in addition, for the payment of the company’s proportionate share of yearly real estate taxes and yearly common area operating costs. (See Note D[4].)
Under the lease, monthly rental payments commenced June 1, 2008. The lease contains three 5-year renewal options and grants an option to the company to lease additional adjacent manufacturing and assembly space.
Rental payments and certain other payments due to the landlord are to be paid in cash or common shares of the company, based upon the closing price per share on the 15th day of the calendar month immediately prior to the date any installment payment of monthly rent or other payment is due landlord.
Rent expense for the years ended December 31, 2010 and 2009 was approximately $90,500 and $58,500, respectively.

[3] Employment Agreements
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
On September 30, 2010, the company granted a non-plan stock option for 5,150,000 common shares exercisable for ten years at an exercise price of $0.36 per common share to its newly appointed chief executive officer. The option vests and is exercisable as follows: 1,000,000 options vest and are exercisable immediately upon grant; a second 1,000,000 options vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $1.00 per share; a third 1,000,000 options vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $2.00 per share; a fourth 1,000,000 options vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $3.00 per share and the balance of the options, namely 1,150,000 options, vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $4.00 per share.
Effective October 18, 2010, the company engaged a new chief financial officer under a letter agreement dated October 18, 2010 pursuant to which the company will pay annual compensation equal to $125,000, with increases of $25,000 per annum effective April 1, 2011, October 1, 2011 and January 1, 2012. The executive also was granted a non-plan stock option exercisable for 10 years to acquire 250,000 shares of the company’s common stock at $0.85 per share. The option vests and is exercisable as follows: 62,500 options vest and are immediately exercisable upon grant; 62,500 options vest and become exercisable on each of October 18, 2011, 2012 and 2013. If the company terminates the executive, removes him as CFO, or a change in control of the company occurs, the executive is entitled to 12 months’ severance pay.
[4] Consulting Agreements
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
NOTE J — LITIGATION
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
The recovery of $1,100,000 received during January and February 2010 was recorded as other income during the quarter ended March 31, 2010. The $800,000 received in 2007 and 2008 was previously recorded as deferred income and, upon settlement of this litigation, was reflected as other income during the quarter ended March 31, 2010. (See Note C).
NOTE K — ROYALTY AGREEMENT
On December 12, 2007, the company granted High Density Poweretrain, Inc. of Waterford, Michigan (“HDP”) an exclusive, worldwide license to incorporate the company’s constant velocity joint technology in HDP’s family of highly-powered, multifueled, fuel efficient, light weight, cost effective internal combustion engines. In consideration for the grant of the license, the company will receive annual royalties equal to 5% of annual gross revenues generated by the sale of HDP’s multifuel engines, including all sublicense of such technology. There are no minimum royalty payments and the grant does not affect the company’s ability to commercialize its constant velocity joint technology in any other field and/or application. For the years ended December 31, 2010 and 2009, the company did not receive any royalties under this agreement.
NOTE L — SUBSEQUENT EVENTS
On January 27, 2011, the company’s shareholders approved the issuance of stock options to 5 directors each for 250,000 common shares exercisable at $.90 per common share. Each option is conditioned upon the optionee serving as a director and vests in four tranches of 62,500 shares on each of the four anniversary dates of January 27, 2011. The optionee must exercise each 62,500 tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche.
Also, on January 27, 2011, the company’s shareholders approved the issuance of stock options for 100,000 common shares to a consultant acting in the capacity as a special adviser to the board. The options are exercisable at $.90 per common share. Each option is conditioned upon the optionee continuing to serve as a consultant and vests in four tranches of 25,000 shares on each of the four anniversary dates of January 27, 2011. The optionee must exercise each 25,000 tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche.
Effective January 28, 2011, the company’s board of directors appointed Wesley K. Clark as a member of the board of directors. The company’s board voted to grant Gen. Clark a stock option for 250,000 common shares effective January 28, 2011 exercisable at $.90 per share. The option is conditioned upon Gen. Clark serving as a director and vests in four tranches of 62,500 shares on each of the four anniversary dates of January 28, 2011. The optionee must exercise each 62,500 tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche. The company’s board also voted to grant Gen. Clark a stock option for 25,000 common shares effective January 28, 2011 exercisable at $.90 per share. This 25,000 share option vests immediately and is exercisable for 10 years.
On January 28, 2011, the company announced that it has entered into a contract with a West Virginia remanufacturer of components for the mining and associated industrial equipment industry to develop, evaluate, manufacture and sell Torvec’s IsoTorque® differential technology in mining shuttle cars. The contract calls for Torvec to design and build a prototype IsoTorque® unit for installation in a 21 SC model mining shuttle car. The remanufacturer will pay Torvec $120,000 for the initial development. Upon successful completion of the prototype phase, the parties have agreed that Torvec will sell 100% of the differential requirements for all 21 SC model mining shuttle cars remanufactured by the remanufacturer on an exclusive basis. Minimum purchase requirements will be established after the first anniversary of the agreement.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A	CONTROLS and PROCEDURES
Richard A. Kaplan and Robert W. Fishback, as of December 31, 2010, the company’s chief executive officer and chief financial officer, respectively, have informed the board of directors that, based upon each of their evaluations of the company’s disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-K), such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports it submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management (including the chief executive officer and interim chief financial officer) as appropriate to allow timely decisions regarding required disclosure.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections or any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The audit committee of our company’s board of directors meets with the company’s independent registered public accounting firm and management periodically to discuss internal control over financial reporting, auditing and financial reporting matters. The audit committee reviews with the company’s independent registered public accountants the scope and the results of the audit effort. The audit committee also meets periodically with such accountants and the company’s chief internal accountant without management present to ensure that the independent registered public accountants and the company’s chief internal accountant have free access to the audit committee. The audit committee’s report can be found in the definitive proxy statement issued in connection with the company’s 2010 annual meeting of shareholders.
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based upon our assessment, management concluded that as of December 31, 2010 internal control over financial reporting was effective.
As of December 31, 2009, our Audit Committee was advised by EisnerAmper LLP (formerly Eisner LLP), our independent registered public accounting firm, that during their performance of audit procedures for 2009, EisnerAmper LLP (formerly Eisner LLP) identified material weaknesses as defined in Public Company Accounting Oversight Board Standard No. 5 in our internal control over financial reporting. Based on our evaluation as of December 31, 2009, our management concluded that there were material weaknesses in our internal control over financial reporting. The material weaknesses identified did not result in the restatement of any previously reported financial statements nor did management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses as of December 31, 2009 related to the a) preparation of the income tax disclosures including the related components of our deferred tax assets, b) accounting for equity transactions, resulting in the Company providing price protection to consultants which is inconsistent with its disclosed policy and c) preparation of financial statements and related footnotes and financial data provided to the Company’s independent registered public accounting firm in connection with the annual audit. While we engage outside consultants to assist us in preparing our tax provision, our financial statements and related disclosures; we did not have proper review controls to monitor such processes
During 2010, our management took appropriate and reasonable steps to make the necessary improvements to remediate the material weaknesses identified as of December 31, 2009. Along with improving the controls around each of the specific material weaknesses described previously, we have substantially improved our focus on our control environment with the addition of a new Chief Financial Officer in October 2010.
This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
(a) Identification of Directors, Executive Officers And Consultants
The following table sets forth certain information about the current directors and executive officers of the company as of December 31, 2010 (with respect to Wesley K. Clark, January 28, 2011)

			Date of Election or
Director	Principal Occupation	Age	Designation**

Gary A. Siconolfi 325 VanVoorhis Avenue Rochester, NY 14617 (1)	Chairman of the Board	59	10/31/02

Richard A. Kaplan 112 Heatherstone Lane Rochester, New York 14618 (2)	Chief Executive Officer	65	9/30/10

Keith E. Gleasman 11 McCoordwoods Drive Fairport, NY 14450 (3)	President, Vice-President of Marketing	63	09/26/96

Thomas F. Bonadio 1 Country Club Drive Rochester, New York 14618 (4)	Chief Executive Officer, Managing Partner of Accounting Firm	61	11/22/10

Wesley K. Clark 116 Ottenheimer Plaza Little Rock, Arkansas 72201 (5)	Author, Commentator, Investment Banker	66	1/28/11

William W. Destler, Ph.D. One Lomb Memorial Drive Rochester, New York 14623 (6)	College President	64	9/15/09

Asher J. Flaum 49 Sunrise Park Pittsford, New York 14534 (7)	Real Estate Developer	30	10/10/08

John W. Heinricy 8850 Tipsico Lake Road Holly, Michigan 48442 (8)	President, International Automotive Consulting Firm	63	11/3/10

			Date of Election or
Director	Principal Occupation	Age	Designation**
Charles N. Mills 121 Sandringham Road Rochester, New York 14610 (9)	Real Estate Developer	72	11/3/10

E. Philip Saunders 10709 Sugar Creek Road Rochester, New York 14437 (10)	Board Chairman of Regional Bank	73	11/3/10

**
Changes in Control — To the best knowledge of the company’s management, there are no present arrangements or pledges of the company’s common stock which may result in a change of control of the company. Under the company’s bylaws, the members of the board of directors serve until the next annual meeting of shareholders and until their successors have been elected or appointed and shall have qualified, or until their prior resignation or termination. All directors were reelected to the board at the annual meeting of shareholders held on January 27, 2011.

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
(2)
Richard Kaplan is the former president of Richland Industries, Inc., a retail floor covering chain; chairman and co-founder of Resnick Media Associates, Inc., an advertising and marketing agency; chairman and co-founder of Blanton Communications, Inc., a computer software company; president of RAK Realty Corporation, a real estate development company; chairman and founder of WorkSmart International, Inc., a human resource development,publishing and training company for multi-market, multinational corporations and organizations. He was also chairman and founder of Maxim Group Inc., a publicly held company previously listed on the New York Stock Exchange.

Mr. Kaplan is on the boards of two startup companies: Cerebral Assessment Systems and Vnomics Corp.

Mr. Kaplan serves as vice-president of the Rochester Angel Investment Network, is former chairman of the Rochester Broadway Theatre League, vice-chairman of the Better Business Bureau and is, or has been, active in community organizations such as Sojourner House, Rochester’s Child, the Martial Arts Center of Rochester, the Center for Governmental Research, Camp Good Days and Special Times and was former chairman of the Monroe County division of The American Cancer Society.

Mr. Kaplan is a member of the Board of Trustees of Rochester Institute of Technology and Nazareth College. He is also chairman of the board of advisors at RIT’s Chester F. Carlson Center for Imaging Science as well as serving as a member of the University of Rochester’s Economic Development Board.

Mr. Kaplan’s business success and contributions within the community have been recognized by multiple awards, including the prestigious Herbert W. Vanden Brul Entrepreneurial Award presented by RIT’s E. Philip Saunders College of Business in April 2007. Other recipients include B. Thomas Golisano, Robert Wegman, Arunas Chesonis, E. Philip Saunders, Wayne LeChase and James Hammer. Mr. Kaplan was also designated the“Business Man of the Year” in 2007.

Mr. Kaplan is the author of a book entitled “A Time for CARING” which delineates the causes of many of the problems confronting American society in the 21st century and provides concrete solutions for the remediation of such problems.

Mr. Kaplan has an extensive background in economics, accounting, management and executive leadership. He is regularly sought out by startups, universities and other organizations for which he has done private consulting and guest lecturing on marketing, economics and organizational development.

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

Mr. Gleasman’s accomplishments include: a) Designing a complete nationwide after-market program for the Torsen differential, which included trade show participation for the largest after-market shows in the U.S., SCORE and SEMA; b) Developing extensive after-market experience including pricing, distribution, sales catalogs, promotions, trade show booths designs and vehicle sponsorships; c) publishing over 300 articles in trade magazines highlighting the Torsen differential (e.g., Popular Science, Auto Week, Motor Trend, Off-Road, and Four Wheeler); d) designing the FTV vehicle (from concept to assembly); and e) assisting in the development and manufacturing procedures for the Torsen differential and for all of the Torvec products. Mr. Gleasman has also instructed race teams on use of the Torsen differential (Indy cars, Formula 1, SCCA Trans-Am, IMSA, GTO, GTU, GT-1, NASCAR, truck pullers and off-road racers), and has been trained for up-to-date manufacturing techniques such as NWH, statistical process control and MRP II.

Mr. Gleasman has extensive technical and practical experience, covering all aspect of the company’s products such as, promotion, engineering and manufacturing.
(4)
Thomas F. Bonadio is Managing Partner of The Bonadio Group which he founded in 1978 with one partner and one part-time employee (his mother). With 325 people in six offices, The Bonadio Group has grown to be the largest independent provider of accounting, business advisory and financial services in upstate New York. As founder and managing partner, Mr. Bonadio has been the driver behind the firm’s growth and diversification, growing from a firm offering only public accounting and auditing services to a multi-dimensional accounting, business advisory and financial services organization.

Mr. Bonadio has a B.B.A. degree in accounting from St. John Fisher College and was certified as a CPA in 1973. He is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the National Association of Certified Valuation Analysts. He was named a “CPA ALLSTAR” by CPA Magazine, an “Outstanding Alumni” by St. John Fisher and received The Point of Light Foundation Award, sponsored by President George W. Bush. Mr. Bonadio was named the 2009 “Business Person of the Year” by the Small Business Council and inducted into the Rochester Business Hall of Fame in 2010.

Mr. Bonadio has served as chairman of the Board of Trustees of St. John Fisher College and chairman of the College’s Accounting Advisory Board. He is chairman of the Audit Committee of Conceptus, a NASDAQ-listed company and a board member of Eagle Productivity Solutions, CLIX Photo, Moore Stephens North America and Windsor Technology.

Mr. Bonadio has been active for many years in various charitable, cultural and professional organizations, including Junior Achievement, United Way, Small Business Council’s CEO Roundtable, the City of Rochester City Budget Review Committee and the Athena Awards.

(5)
During 34 years of service in the United States Army, Wesley K. Clark rose to the rank of four-star general as NATO’s Supreme Allied Commander, Europe. After his retirement in 2000, he became an investment banker, author, commentator and businessman. In September 2003 he entered politics as a Democratic candidate for president of the United States. His campaign won the state of Oklahoma before he returned to the private sector in February 2004.

In his final military command, Clark commanded Operation Allied Force, NATO’s first major combat action, which saved 1.5 million Albanians from ethnic cleansing in Kosovo. He was also responsible for the peacekeeping operation in Bosnia.

Clark’s awards and honors include the Presidential Medal of Freedom, the State Department Distinguished Service Award, the U.S. Department of Defense Distinguished Service Medal (five awards), the U.S. Army Distinguished Service Medal(two awards), the Silver Star, the Bronze Star, the Purple Heart, and Honorary Knighthoods from the British and Dutch governments.

He is the author of two books and is seen as a guest commentator on many national news programs.

Clark graduated from the U.S. Military Academy in 1966 as valedictorian of his class, and completed two degrees at Oxford University as a Rhodes Scholar. He is also a graduate of the Ranger and Airborne schools.

Today, Clark is an investment banker and is active in the finance, technology and energy fields. He currently serves in leadership roles with a number of for profit and non-profit organizations, including Chairman of New York investment bank Rodman and Renshaw, Chairman of Wesley K. Clark and Associates, a strategic consulting firm, Trustee of the International Crisis Group, and Chairman of City Year Little Rock, as well as a member of other private and public boards.

(6)
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

Dr. Destler is an international authority on high-power microwave sources and advanced accelerator concepts. He is best known for his pioneering work in the collective acceleration of heavy ions, achieving the highest energies to date by this method, and for his development of large orbit microwave devices, including large orbit gyrotrons and rotating beam free electron lasers. He has consulted for government agencies and private firms, received more than $40 million in grants and contracts, published more than 200 journal articles and book chapters, and presented many papers. Dr. Destler has also directed 18 master’s and doctoral student theses and earned awards for his teaching.

Dr. Destler earned a bachelor’s degree from Stevens Institute of Technology and a Ph.D. from Cornell University. Both degrees were in the field of applied physics.
(7)
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

(8)
As Director of High-Performance Vehicle Operations, General Motors Performance Division until 2008, Mr. Heinricy was responsible for the planning, development, testing and execution of all the performance versions of GM vehicles, from the Cobalt SS to the Cadillac CTS-V to the Corvette Z-06. John is also a legendary race-car driver, capturing 11 SCCA national titles. This past summer, he won six out of six SCCA races, driving a C-5 Corvette equipped with Torvec’s IsoTorque® differential.

Mr. Heinricy began his career at General Motors in 1970. During his first tour of the engineering rotation in Chevrolet Racing R&D, he was assigned to the Milford Proving Grounds where he became immersed in the development and testing of GM’s LS6 and LS7 Corvettes and Chevrolet Chevelle L88s. Mr. Heinricy became Vehicle Development Manager for the Corvette platform in 1989 and in 1995, he became head of Vehicle Integration Engineering for the Corvette. In 1997, he became Chief Engineer for the Camaro and Firebird and was appointed the Director of Vehicle Dynamics for all of GM’s cars and trucks in 2001. Later that same year, he became the Director of High-Performance Vehicle Operations in GM’s Performance Division, retiring from GM in 2008.

Mr. Heinricy has raced Corvettes, Camaros, and Pontiac Firebirds professionally since 1984, driving in over 240 professional races, including thirty-five 24-hour races, has won 4 Professional Driver Championships, 11 SCCA National Championships, has set 3 FIA world speed records and was a 2001 President’s Cup recipient.

Through his company, Heinrocket Inc., Mr. Heinricy today is an international automotive consultant, specializing in vehicle testing and development, high performance driver training, race car development and motivational speaking.

(9)
Charles Mills founded the law firm of Mills, Schwartz and White in 1967 which later merged to become Bernstein, Mills, Schwartz, White and Bernstein. Mr. Mills substantially concentrated on real estate syndication, venture capital and securities law. Wanting to branch out from his legal career, Mr. Mills ventured into his own real estate development company. As CEO of Crosskeys Corporation, he led the company into many successful ventures, including office parks, high-end office buildings and a commercial mall/plaza. In 2001, Mr. Mills sold most of his real estate empire but still manages quite a few prime properties.

Mr. Mills holds a BS degree in Business Administration from Syracuse University and a law degree from Cornell Law School. He is also active in several charitable organizations in his community.
(10)
Known for both his business acumen and his philanthropic efforts, E. Philip Saunders’ ventures are far-reaching and diverse. He was instrumental in reshaping the truck stop industry, taking it from poorly stocked, overgrown gas stations to modern travel plazas with stores, restaurants, and lodging facilities. Saunders began in 1958 with his father’s gas station, and built it into the Truckstops of America chain. Saunders later founded Travel Ports of America, Inc. which merged with Ryder’s TravelCenters of America in 1999. Today, TravelCenters is the nation’s largest chain of truck stops.

Mr. Saunders ventured into liquid-fuels distribution and convenience stores. In 1979, he purchased W.W. Griffith Oil Corp. and began the Sugar Creek Corp. chain of retail gas and convenience stores. In 1998, Saunders sold Griffith Oil Inc to Rochester Gas and Electric Corp.’s Energetix subsidiary. Two years later he sold the 105-store Sugar Creek chain to Tops Markets Inc.

Mr. Saunders has successfully diversified his interests to auto and truck rental, recreation and tourism, packaged foods, property management, and banking. His previous business history includes owner of Econocar International, owner of Richardson Foods, chief executive officer of American Rock Salt, and Sr. Vice President of Ryder Systems. Currently, Mr. Saunders is the owner of Swain Ski Center in Swain, NY and Bristol Harbour Resort in Canandaigua, NY. He is also owner of Essex Property Management, which maintains over 100 commercial properties. Saunders has a major interest in Western New York Energy, Youngblood and Genesee Regional Bank where he serves as Board Chairman. In 1997, Mr. Saunders and a Rochester attorney bought Lyndon Guaranty Bank of New York from ITT Corp., renaming it Genesee Regional Bank.

Mr. Saunders currently serves on the board of directors for Paul Smiths College, American Rock Salt, Western New York Energy, Lewis Tree and the Rochester Institute of Technology. His past services have incorporated membership on the board of directors of several organizations, including Rochester General Hospital, Excellus Blue Cross/Blue Shield, Security-Norstar Ryder Systems, and the Boy Scouts of America-Steuben Area Council. He has received numerous awards for his contributions to the community, including the Herbert W. Vanden Brul Entrepreneurial Award from the Rochester Institute of Technology’s College of Business (now known as the E. Philip Saunders College of Business), a Doctorate of Commercial Science from Paul Smiths College, the Teddi Award from Camp Good Days and Special Times and the Livingston County Citizen of the Year. He was elected to the Rochester Business Hall of Fame in 2004.

(c) Relationships; Agreements
There are no family relationships among any of the directors or executive officers of the company. There are no agreements or arrangements for the nomination or the appointment of any persons to the board of directors.
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
(e) Corporate Governance, Code of Ethics, Director Independence
Role of the Board of Directors
All corporate authority resides in the board of directors as the representative of the shareholders. The board has delegated authority to management to implement Torvec’s mission of maximizing long-term shareholder value, while adhering to the laws of the jurisdictions where we operate and at all times observing the highest ethical standards. With respect to its relationship to management, the board’s role is not to manage but to provide independent oversight of management’s decisions.
Management’s responsibilities include the development and implementation of the company’s strategic plans, utilization of company resources, authorization of spending limits and the authority to hire consultants and employees and terminate their services. The board retains responsibility to recommend candidates to the shareholders for election to the board of directors. The board retains responsibility for selection and evaluation of the chief executive officer, determination of senior management compensation, approval of the annual budget, assurance of adequate financial and accounting systems, procedures and controls. The board also provides advice and counsel to senior management on a regular basis.
All major decisions are considered by the board as a whole; however, the board has chosen to exercise certain of its responsibilities through committees of the board. The board has established three standing committees — an Audit Committee, a Nominating Committee, and a Governance and Compensation Committee.
Consistent with the company’s view of our board of directors’ and management’s distinct but mutually supportive roles described above, the company has chosen to separate the positions of board chairman and chief executive officer. The role of the board chairman is to set board agendas, priorities and procedures to facilitate the board in its review and oversight function. The role of the chief executive officer is to establish and implement the company’s strategic direction, subject to board oversight.
Risk Oversight
The board oversees the company’s risk management process through regular discussions of the company’s credit, liquidity, operational, compliance and similar risks with senior management both during and outside of regularly scheduled board meetings. In addition, the Audit Committee assists the board by administering such oversight function with respect to risks relating to the company’s accounting and financial controls.
Annual Meeting Attendance
It is the company’s policy that all directors attend the annual shareholders meeting. All persons who were directors on the date of last year’s annual shareholders meeting attended such meeting.
Operation of the Board of Directors
The board of directors of the company met and/or took official action 9 times during the year ended December 31, 2010. During this period, each incumbent director attended, either in person or by telephonic conference as permitted by the company’s Bylaws, approximately 100% of the total number of meetings held during the period for which he was a director and approximately 100% of the total number of meetings of the committees of the board on which he served during the period for which he was a member of such committee(s).

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
Despite the company’s common stock not being so listed, the board has voluntarily adopted and implemented the NASD’s “listed company rules” regulating the composition and operation of the board and its committees as in effect from time to time since the company’s common stock began trading in January 1999.
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
Based upon these independence standards and all of the relevant facts and circumstances, the board has affirmatively determined that Thomas F. Bonadio, Wesley K. Clark, William W. Destler, Asher J. Flaum, John W. Heinricy, Charles Mills, E. Philip Saunders and Gary A. Siconolfi (constituting 8 members of a 10 person board) are independent. In making this determination, the board noted that none of these directors is an executive officer or employee of the company and that each will be compensated by the company solely for his service on the board and its committees.
In making its determination with respect to Mr. Heinricy, the board considered that while the company has a consulting agreement with a company owned by Mr. Heinricy, the agreement does not impair Mr. Heinricy’s independence since the amount paid under the agreement in any one year since its inception (and since a prior agreement’s inception) did not exceed $200,000 or 5% of such company’s gross revenues during such period.
In making its determination with respect to Mr. Flaum, the board considered that while Mr. Flaum is an affiliate of the company’s landlord, such relationship does not impair his independence since the amount of fees paid by the company in any one year since the inception of the lease did not exceed the greater of $200,000 or 5% of such landlord’s gross revenues during such period.
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
We require our employees, our officers and directors to talk to supervisors, managers or other appropriate personnel to report and discuss any known or suspected unethical, illegal or criminal activity involving the company and/or its employees. We have established a process which allows employees, officers and directors to anonymously report any known or suspected violation of policies and rules set forth in the code of business conduct.

Waivers or amendments of the code’s provisions are generally not permitted, may be granted only by the board of directors, and if granted, will be disclosed promptly by the company by posting the waiver or amendment on the company’s website and by filing a current report (Form 8-K) with the Securities and Exchange Commission. There were no waivers of the code during the year ended December 31, 2010.
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
On November 9, 2004, the board adopted a statement of corporate governance principles which establishes policies governing the role of the board of directors, its relationship to management, qualifications of directors, independence of directors, the size of the board and selection process, board committees, independence of committee members, meetings of independent directors, shareholder communications, board and committee agendas, ethics and conflicts of interest, reporting and access to advisers. The statement can be found on the company’s website at www.torvec.com.
The board adopted an Audit Committee charter delineating the composition and the responsibilities of the Audit Committee which became effective on April 17, 2000. The charter was revised by the board on January 15, 2003 to further delineate the Committee’s responsibilities and authority in accordance with provisions of the Sarbanes-Oxley Act of 2002. The charter is on the company’s website.
On November 9, 2004, the board adopted a Nominating Committee charter delineating the composition and responsibilities of the Nominating Committee. The Nominating Committee charter is on the company’s website.
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
Thomas F. Bonadio, chairman
E. Philip Saunders
Asher J. Flaum
Number of Meetings in 2010: 4
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

•	the engagement of independent counsel and advisors as it determines necessary to carry out its duties and the funding thereof.
All members of the Audit Committee are “independent” as independence is defined in Rule 4200(a)(15) of the National Association of Securities Dealers, Inc. listing standards and as defined by Rule 10A-3(b)(1)(ii) promulgated by the Securities and Exchange Commission. Thomas F. Bonadio has been appointed the Audit Committee’s “financial expert” as defined by the Audit Committee’s charter in accordance with rules promulgated by the Securities and Exchange Commission.

The Nominating Committee
Number of Members: 3
Members:
Gary Siconolfi, chairman
Wesley K. Clark
Asher J. Flaum
Number of Meetings in 2010: 2
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
William W. Destler, chairman
Charles N. Mills
John W. Heinricy
Number of Meetings in 2010: 2
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

Compensation Committee Interlocks and Insider Participation
The Governance and Compensation Committee is composed of William W. Destler, Charles N. Mills and John W. Heinricy None of these persons is a current or former employee of the company. John W. Heinricy serves as the president of an automotive consulting firm that provides services to the company.
Shareholder Communications
We encourage all shareholders to communicate with management and with our directors, including our independent directors. Any shareholder wishing to communicate directly with management should e-mail or address regular mail to:

Officer	Mailing Address	E-mail

Richard A. Kaplan, Chief Executive Officer	Torvec, Inc. Mt. Read Industrial Facility 1999 Mt. Read Blvd. Rochester, New York 14615	dickk@torvec.com

Keith E. Gleasman, President, Vice President of Marketing	Torvec, Inc. Mt. Read Industrial Facility 1999 Mt. Read Blvd. Rochester, New York 14615	kgleasman@torvec.com

Robert W. Fishback, Chief Financial Officer & Secretary	Torvec, Inc. Mt. Read Industrial Facility 1999 Mt. Read Blvd. Rochester, New York 14615	bfishback@torvec.com
Any shareholder wishing to communicate directly with any of our independent directors should e-mail him as follows:

Thomas F. Bonadio	tbonadio@bonadio.com

Wesley K. Clark	wclark@wesleykclark.com

William W. Destler	wwdpro@rit.edu

Asher J. Flaum	aflaum@flaummgt.com

John W. Heinricy	heinrocket@gmail.com

Charles N. Mills	charlesnmills@gmail.com

E. Philip Saunders	PhilS@saundersmgt.com

Gary A. Siconolfi	gsiconolfi@torvec.com

Regular mail may be addressed to:	Torvec Independent Directors c/o Torvec, Inc. Mt. Read Industrial Facility 1999 Mt. Read Blvd. Rochester, New York 14615 Attention: Robert W. Fishback

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
A. Compensation Discussion and Analysis
The company is a development stage company which means that the company has not generated significant revenues on an ongoing basis. Since its inception in September 1996, the company’s principal business activity has consisted of research, development and patenting its automotive technologies worldwide. Since inception through December 31, 2010, the company has relied primarily on monies generated by the sale of its common and Preferred equity to sustain its business. During 2009 and 2010, the company generated limited revenues from the sale of certain of its products. The board of directors has adopted and has consistently followed a policy to expend the proceeds of equity sales and any revenues generated by the sale of its products directly on the costs and expenses associated with the actual development and manufacture of its products (including the development of prototypes, pre-production and production-ready models, and the leasing of research and testing facilities).
1) Current Executive Compensation
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
On September 30, 2010, the company granted a non-plan stock option for 5,150,000 common shares exercisable for ten years at an exercise price of $0.36 per common share to its newly appointed chief executive officer. The option vests and is exercisable as follows: 1,000,000 options vest and are exercisable immediately upon grant; a second 1,000,000 options vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $1.00 per share; a third 1,000,000 options vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $2.00 per share; a fourth 1,000,000 options vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $3.00 per share and the balance of the options, namely 1,150,000 options, vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $4.00 per share.

Effective October 18, 2010, the company engaged a new chief financial officer under a letter agreement dated October 18, 2010 pursuant to which the company will pay annual compensation equal to $125,000, with increases of $25,000 per annum effective April 1, 2011, October 1, 2011 and January 1, 2012. The executive also was granted a non-plan stock option exercisable for 10 years to acquire 250,000 shares of the company’s common stock at $0.85 per share. The option vests and is exercisable as follows: 62,500 options vest and are immediately exercisable upon grant; 62,500 options vest and become exercisable on each of October 18, 2011, 2012 and 2013. If the company terminates the executive, removes him as CFO, or a change in control of the company occurs, the executive is entitled to 12 months’ severance pay.
Effective January 1, 2004, Keith E. Gleasman and the company reached an understanding pursuant to which Mr. Gleasman agreed to serve the company as its president without payment of compensation. From time to time, the company’s board of directors and Mr. Gleasman revisited this arrangement. Effective January 1, 2008, the board of directors agreed to pay Mr. Gleasman $300,000 per annum based upon the company’s ability to pay such compensation in cash. The company did not have the cash to pay Mr. Gleasman from January 1, 2008 through August 17, 2009, the date when Mr. Gleasman waived all of his right to such compensation, including specifically all compensation which had accrued to the date of waiver. For the year ended December 31, 2010, Mr. Gleasman continued to serve the company as its president and Chief Marketing Officer without compensation.
2) Shareholder Advice on Executive Compensation
The company’s board of directors values and encourages constructive dialogue on executive compensation and other important governance topics with our shareholders, to whom it is ultimately accountable. In connection with the annual meeting of shareholders held on January 27, 2011, the board of directors requested shareholders to provide their input on executive compensation in order to enhance shareholder communication and provide another avenue to obtain information on investor sentiment about the company’s executive compensation philosophy, policies, and procedures. In addition, the board requested shareholder opinion on the frequency (whether one year, two year or three year) during which it should seek shareholder input on the company’s executive compensation. In this regard, the board indicated its preference for seeking shareholder input on executive compensation each year since executive compensation is evaluated, adjusted and approved on an annual basis and the board’s believes that investor sentiment should be a factor taken into consideration in setting annual executive compensation.
In response to these requests, the company’s shareholders supported the company’s executive compensation policies by a large majority of the votes cast and by a similar majority, agreed with the board that shareholder advice on executive compensation should be obtained every year.
3) Long-Term Compensation Philosophy
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
Consequently, from time to time, the company adopted various incentive plans used to grant equity awards to members of the board of directors, senior management, engineering and business consultants designed to optimize the profitability and growth of the company through annual and long-term incentives that are consistent with the company’s goals and that link the personal interests of the participants to those of the company’s shareholders. Specifically, on December 1, 1997, the board adopted the 1998 Stock Option Plan; on October 19, 2004, the board adopted the Nonmanagement Directors’ Plan; and on October 13, 2006, the board adopted the Commercializing Event Plan.

The 1998 Stock Option Plan terminated by its own terms as to the grant of future stock options under the Plan on May 27, 2008. The board terminated both the Nonmanagement Directors’ Plan and the Commercializing Event Plan on November 3, 2010. In terminating these plans, the board reaffirmed its belief that it order for the company to continue to attract and retain outstanding individuals, it must continue to provide equity incentives through the granting of stock options to directors, senior management, employees and consultants. Consequently, on November 3, 2010, the board adopted the 2011 Stock Option Plan (“2011 Plan”) as an important part of the board’s strategy for recruiting and retaining outstanding individuals in the service of the company and for aligning their interests with the interests of the company’s shareholders.
4) The 2011 Stock Option Plan
The following description sets forth the material terms and conditions of the 2011 Plan:
a) Types of Options
A stock option is the right to purchase one or more shares of the company’s common stock at a specified price, commonly called the “exercise price”, as determined by the Governance and Compensation Committee. Under the 2011 Plan, there are two types of options which may be granted: “non-qualified” options and “incentive” stock options.
Non-qualified options may be granted to the company’s officers, directors, employees and outside consultants. Incentive options may be granted only to the company’s employees, including officers and directors who are also employees. In the case of non-qualified options, the exercise price may be less than the fair market value of the company’s stock on the date of grant. In the case of incentive options, the exercise price may not be less than such fair market value and in the case of an employee who owns more than 10% of our common stock, the exercise price may not be less than 110% of such market price. Options generally are exercisable for ten years from the date of grant, except that the exercise period for an incentive option granted to an employee who owns more than 10% of the company’s stock may not be greater than five years.
b) Corporate Governance Provisions
The 2011 Plan contains provisions intended to make sure that grants under the 2011 Plan comply with established principles of corporate governance. These provisions include:
i)	No
Stock Option Repricings. — Stock options may not be repriced absent shareholder approval. This provision applies to both direct repricings—lowering the exercise price of an outstanding stock option—and indirect repricings, that is, canceling an outstanding stock option and granting a replacement stock option with a lower exercise price;

ii)	No
Evergreen Provision. — The 2011 Plan does not contain an “evergreen provision”—there is no automatic provision to replenish the aggregate number of shares of common stock authorized for issuance under the 2011 Plan;

iii)	No
Unlimited Recycling.—The 2011 Plan permits recycling (i.e. adding back shares to the number of shares available for future grants) only with respect to shares underlying options that have expired or terminated without issuance. Specifically, recycling is not permitted with respect to common stock transferred as consideration for the purchase of shares underlying an option, common stock retained to satisfy tax withholding obligations, or common stock repurchased by the company in open market transactions

c) Administration
The 2011 Plan will be administered by the Governance and Compensation Committee which is composed entirely of independent directors. Subject to the terms of the 2011 Plan, the Committee is responsible for making recommendations to the board of directors as to option grant recipients; number of options granted; exercise price of options; duration; vesting; as well as all other terms and conditions of all such option grants. The Committee has full authority to interpret the 2011 Plan and to adopt rules, forms, instruments, option agreements and guidelines for administering the 2011 Plan.
d) Eligibility
Options under the 2011 Plan may be granted to members of the board of directors, including retired members of the board, senior executives, employees and business advisers and consultants to the company. In the case of incentive options, options may only be granted to persons who are employees of the company at the time of grant. The Governance and Compensation Committee will initially recommend to the board who should receive options and the terms and conditions pertaining to each option grant. The final determination will be made by the board of directors.
e) Authorized Number of Shares Reserved Under the 2011 Plan
As of the date of this Proxy Statement, the board has not granted any options under the 2011 Plan. In adopting the 2011 Plan on November 3, 2010, the board reserved 3,000,000 shares of common stock to be issued upon the exercise of options granted under the 2011 Plan after its approval by the shareholders.
f) Adjustments
In the event of a change in the number of outstanding shares of common stock of the company due to a stock-split, stock dividend, recapitalization, merger, consolidation, spin-off, or reorganization, the Governance and Compensation Committee shall take certain actions to prevent the dilution or enlargement of benefits under the 2011 Plan, including adjusting the number of shares of common stock that may be issued under the 2011 Plan and adjusting the number of shares or exercise price of shares subject to outstanding options.
g) Change in Control
In the event of a change in control of the company, as defined in the 2011 Plan, unless otherwise specified in the stock option agreement, all outstanding options will become immediately exercisable in full during their remaining term.
h) Transferability of Options
Except as otherwise provided in the stock option agreement, options may not be sold, assigned, transferred, pledged or otherwise encumbered by the person to whom they are granted, either voluntarily or by operation of law, except by will or the laws of descent and distribution. Except as otherwise provided in the stock option agreement, during the life of the optionee, options are exercisable only by the optionee or the optionee’s legal representative.
i) Amendment and Termination
The Governance and Compensation Committee may recommend to the board amendments to the 2011 Plan or that the 2011 Plan be terminated at any time, except that no amendment or 2011 Plan termination may adversely affect in any material way the rights of an optionee with respect to an outstanding option grant without the optionee’s written consent.

j) Federal Income Tax Consequences
The following summary is based on existing U.S. federal income tax laws as of December 31, 2010 and is not intended as, and should not be relied upon, as tax guidance for optionees under the 2011 Plan. Changes to such tax laws could alter the income tax consequences described below.
Non-Qualified Options
The grant of a non-qualified stock option at fair market value on the grant date will not be a taxable event for the optionee or for the company. Upon exercising a non-qualified option, an optionee will recognize ordinary income in an amount equal to the difference between the exercise price and the fair market value of the common stock on the date of exercise. Upon a subsequent sale or exchange of shares acquired pursuant to the exercise of a non-qualified stock option, the optionee will have taxable gain or loss, measured by the difference between the amount realized on the disposition and the tax basis of the shares (generally, the amount paid by the optionee for the shares plus the amount treated as ordinary income at the time the option was exercised). Subject to the restrictions of section 162(m) of the Internal Revenue Code, the company will be entitled to a business expense deduction in the same amount and generally at the same time as the optionee recognizes ordinary income.
The 2011 Plan permits non-qualified options to be granted at exercise prices which are less than the fair market value of the company’s common stock on the date of grant. Pursuant to the provisions of section 409A of the Internal Revenue Code, if the exercise price of a stock option is less than the fair market value of the company’s common stock on the date of grant (‘discounted option”), then upon the vesting of the option, the optionee will recognize ordinary income in an amount equal to the difference between the exercise price of the discounted option and the fair market value of the company’s common stock on the date of grant. In addition, the optionee is subject to an excise tax equal to 20% of the amount of ordinary income recognized. Section 409A contains a number of “safe-harbor” provisions which eliminate the section’s adverse tax consequences.
Incentive Options
An incentive stock option must set forth an exercise price at least equal to the underlying common stock’s fair market value on the date of grant. The grant of an incentive stock option will not be a taxable event for the optionee or for the company. An optionee will not recognize taxable income upon exercise of an incentive stock option (except that the alternative minimum tax may apply), and any gain realized upon a disposition of common stock acquired pursuant to the exercise of an incentive stock option will be taxed as long-term capital gain if the optionee holds the shares of common stock for at least two years from the date of grant and one year from the date of exercise(“the holding period requirement”). The company will not be entitled to any business expense deduction with respect to the exercise of an incentive stock option, except as discussed below. For the exercise of an incentive option to qualify for this favorable income tax treatment, the optionee must exercise the option while the optionee is an employee of the company, or if the optionee has terminated employment, no later than three months after the participant terminated employment.
If the holding period requirement is not met, the optionee will recognize ordinary income upon the disposition of the common stock in an amount generally equal to the excess of the fair market value of the common stock on the date of exercise over the exercise price (but not in excess of the gain realized on the sale). The balance of the realized gain, if any, will be capital gain, long or short term depending upon the holding period of the stock. In these circumstances, the company will be allowed a business expense deduction when and to the extent the optionee recognizes ordinary income, subject to the restrictions of section 162(m) of the Internal Revenue Code.

5) Stand-Alone Director Options
On November 3, 2010, the board granted options for 250,000 shares of the company’s common stock to each of 4 non-officer individuals who had been appointed to the board of directors on that date or, in one case, within a year prior to November 3rd. The board also granted options for 250,000 common shares each in the case of an individual who had been invited to join the board but who, as of November 3rd, had not reached a decision to accept the invitation. Each of these options are conditioned upon and become effective only upon the individual being elected as a director at the annual meeting of shareholders on January 27, 2011. Each of these options vest and become exercisable at an exercise price of $.90 per share on each of the four anniversaries of the effective date (i.e. January 27, 2011) at the rate of 62,500 options each year. The option agreements also provide that the vested portion of each option must be exercised by the optionee within two and one-half months after the calendar year such portion vests or such portion is forfeited. The exercise price of $.90 per share represents the closing price of the company’s common stock on the date(s) the invitation to join the board was first issued to the new directors.
At the same meeting, the board granted options for 50,000 shares of the company’s common stock to each of three retiring directors. These options are exercisable for a one year period at, in the case of two grants, an exercise price of $.85 per share and the other grant at an exercise price of $1.07 per share. The exercise price per share represents the closing price of the company’s common stock on the date each director retired from the board.
Effective January 28, 2011, the board granted an option to a new director for 250,000 common shares at the exercise price of $.90 per share with vesting terms identical with the vesting terms incorporated in the board’s November 3, 2010 new director grants. In addition, the board granted the same individual a ten year option for 25,000 common shares exercisable at $.90 per common share.

SUMMARY COMPENSATION TABLE FOR YEARS
ENDED DECEMBER 31, 2008, 2009 and 2010

								Change in
								Pension Value
								and
							Non-	Nonqualified
							Equity	Deferred	All
Name and				Stock		Option	Incentive Plan	Compensation	Other
Principal		Salary	Bonus	Awards		Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)		($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Richard A. Kaplan,	2008	$—	$—	$—		$—	$—	$—	$—	$—
Chief Executive Officer (1)	2009	$—	$—	$—		$—	$—	$—	$—	$—
	2010	$10,577	$—	$—		$1,517,000	$—	$—	$—	$1,527,577

James Y. Gleasman,	2008	$—	$—	$3,014	(6)	$—	$—	$—	$—	$3,014
Former Chief Executive Officer,	2009	$—	$—	$1,167	(6)	$—	$—	$—	$—	$1,167
Interim Chief Financial Officer (2)	2010	$—	$—	$1,363	(6)	$—	$—	$—	$—	$1,363

Keith E. Gleasman,	2008	$—	$—	$3,014	(6)	$—	$—	$—	$—	$3,014
President (3)	2009	$—	$—	$1,167	(6)	$—	$—	$—	$—	$1,167
	2010	$—	$—	$1,363	(6)	$—	$—	$—	$—	$1,363

Robert W. Fishback,	2008	$—	$—	$—		$—	$—	$—	$—	$—
Chief Financial Officer (4)	2009	$—	$—	$—		$—	$—	$—	$—	$—
	2010	$19,231	$—	$—		$198,125	$—	$—	$48,544	$265,900

Richard B. Sullivan,	2008	$—	$—	$3,014	(6)	$—	$—	$—	$144,000	$147,014
General Counsel (5)	2009	$—	$—	$1,167	(6)	$—	$—	$—	$160,417	$161,584
	2010	$—	$—	$1,363	(6)	$—	$—	$—	$295,740	$297,103

1)
Richard A. Kaplan became chief executive officer effective October 4. 2010. Under his employment agreement, he is paid base compensation equal to $50,000 per annum ( adjusted to $200,000 per annum on the first day of the calendar following the calendar year the company has adjusted EBITDA of at least $300,000. In addition to his base compensation, Mr. Kaplan is entitled to receive an expense allowance of not less than $25,000 per annum, participate in all company benefit plans and participate in performance bonuses granted to the company’s executives. On September 30, 2010, Mr. Kaplan was granted an option to acquire 5,150,000 shares of the company’s $.01 par value common stock exercisable for a period of ten years at $.36 per common share. The option vests as follows: 1,000,000 shares immediately; 1,000,000 shares upon the closing price of the company’s common stock reaching $1.00 per share; another 1,000,000 upon the closing price reaching $2.00 per share; another 1,000,000 upon the closing price reaching $3.00 per share and the balance of 1,150,000 upon the closing price reaching $4.00 per share. 3,000,000 options have vested under the option agreement.

2)
Mr. James Y. Gleasman served as chief executive officer and interim chief financial officer for the years ended December 31, 2008, 2009 and in 2010, until his resignation effective March 14, 2010. Mr. Gleasman was paid 1,005 business consultants shares in 2008, 389 business consultants shares in 2009 and 2,673 business consultants shares in 2010, all under the company’s commercializing event plan. At issuance, such shares had a value of $3,014, $1,167, and $1,363, respectively.

Under a compensation plan established for Mr. Gleasman by the board of directors, effective January 1, 2008, Mr. Gleasman’s annual compensation is $300,000, payable only if the company has sufficient cash to pay all or any portion of such amount. The company did not have cash to pay such compensation for the years ended December 31, 2009, and 2008. On August 17, 2009, Mr. Gleasman waived all of his rights and interest in and to the board-created compensation plan, including all of his rights and interest in and to the amount(s) under the plan accrued to such date.

3)
Mr. Keith E. Gleasman served as president for the years ended December 31, 2008, 2009 and 2010. Mr. Gleasman was paid 1,005 business consultants shares in 2008, 389 business consultants shares in 2009 and 2,673 business consultants shares in 2010, all under the company’s commercializing event plan. At issuance, such shares had a value of $3,014, $1,167 and $1,363, respectively.

Under compensation plan established for Mr. Gleasman by the board of directors, effective January 1, 2008, Mr. Gleasman’s annual compensation is $300,000, payable only if the company has sufficient cash to pay all or any portion of such amount. The company did not have cash to pay such compensation for the years ended December 31, 2009 and 2008. On August 17, 2009, Mr. Gleasman waived all of his rights and interest in and to the board-created compensation plan, including all of his rights and interest in and to the amount(s) under the plan accrued to such date.

4)
Robert W. Fishback became chief financial officer effective October 18, 2010. Under his agreement with the company, he is paid an annual salary of $125,000, increasing to $150,000 per annum beginning on April 1, 2011, increasing to $175,000 per annum beginning on October 1, 2011 and increasing to $200,000 per annum beginning on January 1, 2012. He is entitled to fully paid health care and dental benefits. Effective October 18, 2010, Mr. Fishback was granted an option to acquire 250,000 shares of the company’s $.01 par value common stock exercisable for a period of ten years at an exercise price of $.85 per common share. The option vests as follows: 62,500 shares immediately; 62,500 shares on October 18, 2011; an additional 62,500 shares on October 18, 2012 and 62,500 shares of October 18, 2013.

5)
Mr. Sullivan served as the company’s general counsel for the years ended December 31, 2008, 2009 and 2010. He was paid a consulting fee monthly in business consultants stock based upon the closing price of the company’s common stock as of the last day of the previous month. The amount of Mr. Sullivan’s consulting fee was determined by the board of directors from time to time. As a participant in the company’s commercializing event plan, Mr. Sullivan was paid 1,005 business consultants shares in 2008, 389 business consultants shares in 2009 and 2,673 business consultants shares in 2010, all under the company’s commercializing event plan. At issuance, such shares had a value of $3,014, $1,167, and $1,363, respectively.

6)	Represents payments made in accordance with company’s commercializing event plan during years ended December 31, 2008, 2009 and 2010.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

	Option Awards						Stock Awards
Equity
Incentive
Plan
Awards:
Number
			Equity					Market	of
			Incentive Plan					Value of	Unearned
			Awards:				Number	Shares	Shares,	Equity Incentive
	Number of	Number of	Number				of Shares	or Units	Units or	Plan Awards:
	Securities	Securities	of Securities				or Units of	of Stock	Other	Market or Payout
	Underlying	Underlying	Underlying				Stock	That	Rights	Value of Unearned
	Unexercised	Unexercised	Unexercised	Option			That Have	Have	That Have	Shares, Units or
	Options	Options	Unearned	Exercise	Option		Not	Not	Not	Other Rights That
	(#)	(#)	Options	Price	Expiration		Vested	Vested	Vested	have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date		(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Estate of James Y. Gleasman	39,575	—	—	$5.00	2013	(1)	—	$—	—	$—

Richard A. Kaplan	3,000,000	2,150,000	—	$0.36	2020	(2)	—	$—	—	$—

Robert W. Fishback	62,500	187,500	—	$0.85	2020	(3)	—	$—	—	$—

Keith E. Gleasman	31,818	—	—	$5.00	2013	(4)	—	$—	—	$—

1)	39,575 common stock purchase options exercisable at $5.00 per common share expiring on December 21, 2013.

2)
On September 30, 2010, Mr. Kaplan was granted an option to acquire 5,150,000 shares of the company’s $.01 par value common stock exercisable for a period of ten years at $.36 per common share. The option vests as follows: 1,000,000 shares immediately; 1,000,000 shares upon the closing price of the company’s common stock reaching $1.00 per share; another 1,000,000 upon the closing price reaching $2.00 per share; another 1,000,000 upon the closing price reaching $3.00 per share and the balance of 1,150,000 upon the closing price reaching $4.00 per share. 3,000,000 options have vested under the option agreement.

3)
Effective October 18, 2010, Mr. Fishback was granted an option to acquire 250,000 shares of the company’s $.01 par value common stock exercisable for a period of ten years at an exercise price of $.85 per common share. The option vests as follows: 62,500 shares immediately; 62,500 shares on October 18, 2011; an additional 62,500 shares on October 18, 2012 and 62,500 shares of October 18, 2013.

4)	31,818 common stock purchase options exercisable at $5.00 per common share expiring on December 21, 2013.

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2010

Change in Pension
	Fees				Value and
	Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Daniel R. Bickel (1)	$—	$33,636	$—	$—	$—	$—	$33,636

Herbert H. Dobbs (2)	$—	$7,711	$—	$—	$—	$—	$7,711

Joseph B. Rizzo (3)	$—	$26,520	$—	$—	$—	$—	$26,520

Gary A. Siconolfi (4)	$—	$239,472	$—	$—	$—	$—	$239,472

Asher J. Flaum(5)	$—	$23,146	$—	$—	$—	$—	$23,146

William W. Destler (6)	$—	$—	$—	$—	$—	$—	$—

Thomas F. Bonadio (6)	$—	$—	$—	$—	$—	$—	$—

John W. Heinricy (6)	$—	$—	$—	$—	$—	$—	$—

Charles N. Mills (6)	$—	$—	$—	$—	$—	$—	$—

E. Philip Saunders (6)	$—	$—	$—	$—	$—	$—	$—

Wesley K. Clark (6)	$—	$—	$—	$—	$—	$—	$—

1)
Daniel R. Bickel was paid $19,673 in business consultants shares for services rendered during 2010 as a director and $12,600 in business consultants shares for services rendered in 2010 as chairman of the company’s audit committee. In 2010, he was paid 2,673 common shares with a value at issuance of $1.363 under the company’s commercializing event plan. Mr. Bickel retired as a director and member of the Audit Committee effective October 15, 2010.

2)
Herbert H. Dobbs was paid $6,348 in business consultants shares for services rendered during 2010 as a director. In 2010, he was paid 2,673 common shares with a value at issuance of $1,363 under the company’s commercializing event plan. Dr. Dobbs retired as a director effective October 19, 2010.

3)
Joseph B. Rizzo was paid $19,802 in business consultants shares for services rendered during 2010 as a director and $5,355 in business consultants shares for services rendered in 2010 as chairman of the company’s nominating committee. In 2010, he was paid 2,673 common shares with a value at issuance of $1,363 under the company’s commercializing event plan. Mr. Rizzo retired as a director effective October 15, 2010.

4)
Gary A. Siconolfi was paid $238,109 in business consultants shares for services rendered during 2010 as a director, chairman of the board, chairman of the company’s executive committee, chairman of the company governance and compensation committee and special services rendered in connection with the engagement of the company’s new chief executive officer. In 2010, he was paid 2,673 common shares with a value at issuance of $1,363 under the company’s commercializing event plan.

5)
Asher J. Flaum was paid $21, 783 in business consultants shares for services rendered in 2010 as a director. In 2010, he was paid 2,673 common shares with a value at issuance of $1,363 under the company’s commercializing event plan.

6)
William W. Destler, Thomas F. Bonadio, John W. Heinricy, Charles N. Mills, E. Philip Saunders were not compensated as directors for the year ended December 31, 2010. Wesley K. Clark was elected to the board effective January 28, 2011.

Discussion of Director Compensation
1) Participation in the Nonmanagement Directors’ Plan
On October 31, 2007, the Board of Directors approved a Nonmanagement Directors’ Plan by which, effective for the quarter commencing July 1, 2007 and for all subsequent quarters commencing thereafter, all individuals who were directors of the company but who were not officers, employees or consultants, were paid $26,460 per annum for board and committee service. In addition, the chairman of the audit committee would receive an additional $13,125 per annum and the chairman of the nominating committee would receive an additional $5,355 per annum.
In recognition of the circumstance that the chairman of the board, chairman of the governance and compensation committee and the chairman of then-existing executive committee is the same individual, the value of such service performed by such individual and the fact that the time expended by such individual in service to the company in each of these positions had expanded greatly as the result of the Sarbanes-Oxley Act, the Board approved an increase in the fee payable to such person to $125,000 per annum. Effective for the year commencing January 1, 2010, this fee for the chairman of the board was increased to $175,000 per annum.
Daniel R. Bickel, Herbert H. Dobbs, Asher J. Flaum, Joseph B. Rizzo and Gary A. Siconolfi were each eligible to participate in the Nonmanagement Directors’ Plan during 2010. Keith E. Gleasman and James Y. Gleasman were not eligible to participate since they were executive officers of the company. Dr. William W. Destler elected not to participate in the Nonmanagement Directors’ Plan and effective March 29, 2010 Dr. Dobbs elected to withdraw from participation.
On November 3, 2010, the board of directors terminated the Nonmanagement Directors’ Plan.
2) Participation in Commercializing Event Plan
On October 31, 2007, the board of directors the “2007 Commercializing Event” Plan (“2007 Event Plan”). The 2007 Event Plan provided that upon the happening of any “commercializing event”, each of the directors and executive officers of the company as well as certain other management personnel shared equally in 6% of the gross dollars generated by the commercializing event. On February 3, 2010, each director received 2,673 common shares valued at $8,019 as a result of a commercializing event pursuant to the 2007 Event Plan.
On November 3, 2010, the board of directors terminated the 2007 Event Plan.
3) Participation in 1998 Stock Option Plan
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
With respect to non-qualified stock options, the Stock Option Plan permitted the exercise price to be less than the fair market value of the common stock on the date the option is granted and permitted Board discretion with respect to the establishment of the terms of such options. Unless the Board otherwise determined, in the event that the option holder ceases to be an employee of the company, such option holder’s non-qualified options immediately terminate.

As of December 31, 2010, current and former officers and directors held 391,848 common stock options, exercisable until 2013 at $5.00 per share.
The Stock Option Plan terminated on May 27, 2008. Consequently, no new options will be granted under the Stock Option Plan although outstanding options remain exercisable in accordance with their terms.
4) Participation in 2011 Stock Option Plan
All directors are eligible to participate in the company’s 2011 Stock Option Plan which was adopted by the board of directors on November 3, 2010 and approved by the company’s shareholders at the annual meeting held on January 27, 2011.
Effective January 28, 2011, the board granted an option under the 2011 Stock Option Plan for 250,000 common shares to a new director. The option is exercisable in quarterly installments of 62,500 shares on each of the four anniversary dates of the grant at $.90 per common share. Each installment must be exercised within two and one-half months after the taxable year in which the installment vests. The board also granted this same director a separate option under the 2011 Stock Option Plan for 25,000 common shares exercisable for ten years at $.90 per common share.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Security Ownership — Common Stock
The following table presents information concerning the beneficial ownership of the shares of our common stock as of December 31, 2010 (with respect to Wesley K. Clark, January 28, 2011) by:
•	each person who is known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
The number and percentage of shares beneficially owned are based on 45,685,678 shares of common stock outstanding as of December 31, 2010. Beneficial ownership is determined under rules promulgated by the Securities and Exchange Commission. Shares of common stock subject to options that are exercisable on December 31, 2010 or exercisable within 60 days thereafter are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of calculating the number of shares beneficially owned and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of calculating the percentage ownership of any other person. Except as indicated in the footnotes to this table, these persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

		Number of		Percent
Name of		Shares		of Shares
Beneficial Owner	Position	Owned		Owned

Estate of James Y. Gleasman	N/A	3,802,919	(1)	8.3%

Gary A. Siconolfi	Chairman of Board	596,667	(2)	1.3%

Richard A. Kaplan	Chief Executive Officer, Torvec, Inc.; Director	3,000,000	(3)	6.2%

Keith E. Gleasman	President, Torvec, Inc.; Director	9,383,096	(4)	20.6%

Robert W. Fishback	Chief Financial Officer and Secretary	87,302	(5)	Less than 1%

Thomas Bonadio	Director	—		—

Wesley K. Clark	Director	25,000	(6)	Less than 1%

William W. Destler	Director	186,667		Less than 1%

Asher J. Flaum	Director	560,006	(7)	1.2%

John Heinricy	Director	—		—

Charles N. Mills	Director	—		—

E. Philip Saunders	Director	—		—

All 5% Owners, Directors and Named Executive Officers as a Group		17,641,657	(8)	35.8%

(1)	Includes 39,575 shares which may be purchased through the exercise of ten year options granted on December 22, 2003, exercisable at $5.00 per share.

(2)	Includes 100,000 shares which may be purchased through the exercise of a ten year option granted on October 15, 2003, exercisable at $5.00 per share.

(3)
Represents 3,000,000 common shares which may be acquired upon the exercise of a ten year non-qualified stock option granted on September 30, 2010 at an exercise price of $.36 per share. The balance of the option, namely 2,150,000 common shares will vest when the company’s stock price reaches certain targets as set forth in the stock option agreement.

(4)
Includes 31,818 shares which may be purchased through the exercise of ten year options granted on December 22, 2003, exercisable at $5.00 per share. Includes 30,000 shares owned by Mr. Gleasman’s son. Includes 1,400,000 shares held by the Vernon E. Gleasman Grandchildren’s Trust and 1,400,000 shares held by the Margaret F. Gleasman’s Grandchildren’s Trust of which Mr. Gleasman is co-trustee. Includes 1,666,666 shares held by the James Y. Gleasman Children’s Trust of which Mr. Gleasman is co-trustee.

(5)
Includes 24,802 shares of common stock owned directly by Mr. Fishback, and 62,500 common shares which may be acquired upon the exercise of a ten year non-qualified stock option granted on October 18, 2010 at an exercise price of $.85 per share.

(6)	Includes 25,000 shares which may be purchased through the exercise of a ten year option granted effective January 28, 2011, exercisable at $.90 per common share.

(7)	Includes 120,006 shares of common stock and 400,000 common stock warrants owned directly by a limited liability company, of which Mr. Flaum is a member.

(8)
Includes an aggregate 171,393 shares which may be purchased through the exercise of options exercisable at $5.00 per share, 3,000,000 shares which may be purchased through the exercise of options exercisable at $.36 per share, 62,500 shares which may be purchased through exercising options exercisable at $.85 per share, 25,000 shares which may be purchased through the exercise of options exercisable at $.90 per share, and 400,000 shares which may be purchased through the exercise of warrants at $.44 per share. Includes 1,400,000 shares held by the Vernon E. Gleasman Grandchildren’s Trust, 1,400,000 shares held by the Margaret F. Gleasman Grandchildren’s Trust and 1,666,666 held by the James Y. Gleasman Children’s Trust by virtue of Keith E. Gleasman serving as the co-trustee of such trusts.

Security Ownership — Preferred Stock
No director, executive officer and/or 5% shareholder owns any of our Class A Preferred or Class B Preferred.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Transactions
(1)
During the ten plus years prior to the incorporation of the company, Vernon E., Keith E. and James Y. Gleasman invented and patented numerous technologies as disclosed in domestically and internationally filed patents. Upon the company’s incorporation, the Gleasmans assigned all of their right, title and interest to and in such inventions and patents to the company in exchange for the issuance of 16,464,400 shares of the company’s common stock and the agreement of the company to pay the Gleasmans the sum of $365,000 for expenditures in the development of these inventions and products, the Gleasmans having agreed to waive and release the company from payment of any other expenses that they had incurred in the development of these inventions and products. The board of directors of the company concluded that the value of the inventions, patents and patent applications assigned to the company, as well as the value of the services rendered, had a value in excess of the par value of the number of shares transferred to the assignors and service providers, respectively. Shares issued are fully paid and nonassessable.

(2)
On December 1, 1997, the company entered into three-year consulting agreements with Vernon, Keith and James Gleasman (major stockholders, directors and officers) whereby each was obligated to provide services to the company in exchange for compensation of $12,500 each per month. In 1997 the company granted each Vernon, Keith and James Gleasman 25,000 nonqualified common stock options, exercisable immediately at $5.00 per common share for ten years. These options expired in 2007 and were not extended or replaced.

During 2001, the company issued 126,667 common shares under these agreements for approximately $665,000 of accrued consulting fees.

On September 30, 2002, the company granted 727,047 nonqualified common stock options, all exercisable immediately at $5.00 per common share, in settlement of approximately $653,000 of accrued consulting fees under these agreements. These options expired September 30, 2007 and were not extended or replaced.

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

For periods for which there is no compensation plan, the company is required to record the estimated value of each of the Gleasman’s services rendered to the company (estimated at $300,000 each per annum) as a contribution of services under generally accepted accounting principles applicable to the company and is required under the same accounting principles to allocate the amount of such contribution between research and development expenses and general and administrative expenses. For the year ended December 31, 2010, the company recorded $125,000 to research and development expense and $236,000 to general and administrative expense, based upon management’s estimate of the Gleasmans’ time allocation.

Mr. James Y. Gleasman retired as the company’s chief executive officer, interim chief financial officer and member of the board of directors effective March 14, 2010.

(4)
During the years ended December 31, 2010 and 2009, the company paid in business consultant common shares or cash $94,494 and $94,700 respectively, to a member of the Gleasman family for administrative, technological and engineering consulting services. Management believes this compensation is reasonable.

(5)
During the years ended December 31, 2010 and 2009, the company paid in business consultant common shares or cash $76,002 and $87,700 to a family member of its general counsel for engineering services rendered to the company. Management believes this compensation is reasonable.

(6)
On September 14, 2007, the company moved its executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, with which Asher J. Flaum, a company director, is associated. On April 28, 2008, the company’s board of directors approved the terms of a lease and such lease was executed on April 29, 2008.

(7)
On June 29, 2000, the company granted an exclusive world-wide license of all its automotive technologies to Variable Gear, LLC for the aeronautical and marine markets for $150,000 cash. The company recorded the receipt of the $150,000 as deferred revenue to be recognized when all conditions for earning such fees are complete. At the time of its formation and through June 6, 2007 when his interest was purchased, Robert C. Horton, a company shareholder, owned 51% of Variable Gear, LLC. On June 6, 2007, the company purchased Mr. Horton’s entire interest in Variable Gear for 5,000 shares of common stock for $19,250. In fiscal 2007, the company recognized the deferred revenue of $150,000 as other income and recorded an impairment of the goodwill of $19,250, since there were no operations of the entity since inception.

(8)
On August 18, 2006, the company granted 400,000 nonqualified common stock warrants valued at approximately $1,237,000 to a company one member of which is a director. The warrants are immediately exercisable at $3.27 per common share for a period of ten years. These warrants were modified and reissued upon mutual agreement of the parties effective October 15, 2010. These modified warrants are immediately exercisable at $.44 per common share for a period of ten years from the modification date. This modification was valued at $68,000 and the company recognized this expense in the fourth quarter of 2010.

(9)
On June 19, 2006, the company awarded an aggregate 360,000 nonqualified common stock warrants valued at approximately $629,000 to a director for additional services rendered by such director as chairman of the board’s executive committee during 2006.

(10)
On August 17, 2005, the company repaid $28,000 indebtedness to a stockholder by issuing 11,667 restricted common shares, such number of shares based upon the closing price of the company’s common stock on August 16, 2005.

(11)
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

(12)
On October 26, 2010, the company issued 164,187 common shares valued at approximately $62,400 to each of its chairman of the board and general counsel for services rendered in connection with the engagement of the company’s new chief executive officer.

(13)
On December 13, 2010, the company executed a consultant agreement with a director to provide consulting services to the company at a rate of $200 per hour. Pursuant to the agreement, the company agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually paid and received by the company for a period of five years provided the definitive agreement with the third party payer results from the material efforts of the consultant.

Other than as described herein, there have been no material transactions, series of similar transactions or currently proposed transactions to which the company was or is a party, in which the amount involved exceeds $120,000 and in which any director or executive officer, or any security holder who is known to the company to own of record or beneficially more than five percent of the company’s common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.
Director Independence
See Item 10 of this annual report for a discussion regarding the independence of our directors under standards set forth by the Securities and Exchange Commission and by the National Association of Securities Dealers, Inc.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services
Audit Fees
EisnerAmper LLP (formerly Eisner LLP) served as the company’s independent registered public accounting firm for the years ended December 31, 2010 and 2009. The aggregate expense incurred by the company for professional services rendered by EisnerAmper LLP (formerly Eisner LLP) for the audit of the company’s annual consolidated financial statements included in the company’s annual report on Form 10-K, for the review of the company’s consolidated financial statements included in the company’s quarterly reports on Form 10-Q, and for services normally provided in connection with statutory and regulatory filings or engagements was approximately $130,000 for the year ended December 31, 2010 and approximately $134,000 for the year ended December 31, 2009.

Audit-Related Fees
The company incurred a total of $3,000 in other fees with EisnerAmper LLP (formerly Eisner LLP) for the year ended December 31, 2010, compared with $0 in 2009. The $3,000 expense incurred in 2010 was related to fees for a Form S-8 registration filing.
Tax Fees
The company did not engage EisnerAmper LLP (formerly Eisner LLP) for any tax services for the years ended December 31, 2010 and 2009.
All Other Fees
The Company did not engage EisnerAmper LLP (formerly Eisner LLP) for any other services for the years ended December 31, 2010 and 2009.
Total Fees
The company incurred total fees of approximately $133,000 for the year ended December 31, 2010 with its principal accountant, EisnerAmper LLP (formerly Eisner LLP), compared to approximately $134,000 in 2009. The shareholders approved the Audit Committee’s appointment of EisnerAmper LLP as the company’s independent registered public accounting firm for the year ended December 31, 2010 at the annual meeting of shareholders held on January 27, 2011.
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
Audit Committee Approval
The Audit Committee pre-approved 100% of the services rendered by EisnerAmper LLP in accordance with such Committee’s Pre-Approval Policies and Procedures.

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

10.62	Corporate Sponsorship Agreement between Phoenix Performance, Inc. and Torvec, Inc. dated as of May 18, 2010, incorporated by reference to current report (Form 8-K) filed May 26, 2010;

10.63	Operating Agreement of Torvec-China, LLC dated as of September 11, 2010, incorporated by reference to current report (Form 8-K) filed September 16, 2010;

10.64	Exclusive Marketing Agreement between Torvec, Inc. and Torvec-China, LLC dated as of September 11, 2010, incorporated by reference to current report (Form 8-K) filed September 16, 2010;

10.65	Sales and Marketing Agreement between Torvec-China, LLC and Across-China (USA), Inc. dated as of September 11, 2010, incorporated by reference to current report (Form 8-K) filed September 16, 2010;

10.66	Convertible Promissory Note issued by Torvec, Inc. to Asher Enterprises, Inc. dated as of July 2, 2010, incorporated by reference to current report (Form 8-K) filed July 20, 2010;

10.67	Securities Purchase Agreement between Asher Enterprises, Inc. and Torvec, Inc. dated as of July 2, 2010, incorporated by reference to current report (Form 8-K) filed July 20, 2010;

10.68	Stock Option Agreement dated September 30, 2010 between the company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

10.69	Employment Agreement dated October 4, 2010 between the company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

10.70	Letter Agreement dated October 18, 2010 between the company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010;

10.71	Stock Option Agreement dated October 18, 2010 between the company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010;

10.72	2011 Stock Option Plan and template agreements to be used to grant options thereunder;

10.73	Agreement dated December 13, 2010 between Heinrocket Inc. as Consultant and Torvec, Inc.
(11)	Statement re computation of per share earnings (loss)

Not applicable.

(14)	Code of Ethics

(16)	Letter on change in certifying accountant

None.

(18)	Letter re change in accounting principles

None.

(20)	Other documents or statements to security holders

None.

(21)	Subsidiaries of the registrant

Ice Surface Development, Inc. (New York) Iso-Torque Corporation (New York) IVT Diesel Corp. (New York) Variable Gear, LLC (New York) Torvec China, LLC (New York)

(22)	Published report regarding matters submitted to vote of security holders

None.

(23)	Consents of experts and counsel

(23.1)	EisnerAmper LLP Consent

(24)	Power of attorney

None.

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications — CEO

(31.2)	Rule 13(a)-14(a)/15(d)-14(a) Certifications — CFO

(32)	Section 1350 Certifications

(99)	Additional exhibits

None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.

Date: March 29, 2011	By:	/s/ Richard A. Kaplan Richard A. Kaplan,
Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2011	By:	/s/ Richard A. Kaplan Richard A. Kaplan,
Chief Executive Officer and Director

Dated: March 29, 2011	By:	/s/ Robert W. Fishback Robert W. Fishback,
Chief Financial Officer and Secretary

Dated: March 29, 2011	By:	/s/ Keith E. Gleasman Keith E. Gleasman,
President and Director

Dated: March 29, 2011	By:	/s/ Thomas F. Bonadio Thomas F. Bonadio
Director

Dated: March 29, 2011	By:	/s/ Wesley K. Clark Wesley K. Clark
Director

Dated: March 29, 2011	By:	/s/ William W. Destler William W. Destler
Director

Dated: March 29, 2011	By:	/s/ Asher J. Flaum Asher J. Flaum,
Director

Dated: March 29, 2011	By:	/s/ John W. Heinricy John W. Heinricy
Director

Dated: March 29, 2011	By:	/s/ Charles N. Mills Charles N. Mills
Director

Dated: March 29, 2011	By:	/s/ E. Philip Saunders E. Philip Saunders
Director

Dated: March 29, 2011	By:	/s/ Gary A. Siconolfi Gary A. Siconolfi
Director

EXHIBIT INDEX

Exhibit	Description
10.72	2011 Stock Option Plan and template agreements to be used to grant options thereunder

10.73	Agreement dated December 13, 2010 between Heinrocket Inc. as Consultant and Torvec, Inc.

23.1	EisnerAmper LLP Consent

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications — CEO

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certifications — CFO

32	Section 1350 Certifications