Form 10-Q
period 2011-03-31
TORVEC INC
filed 2011-05-12
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended MARCH 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at April 30, 2011

Common Stock, $.01 par value	45,700,399

TORVEC, INC.
(a development stage company)
INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	3

Condensed Consolidated Statements of Operations — Three Month Periods Ended March 31 2011 and 2010 and for the Period from September 25, 1996 (Inception) through March 31, 2011	4

Condensed Consolidated Statements of Cash Flows — Three Month Periods Ended March 31, 2011 and 2010 and for the Period from September 25, 1996 (Inception) through March 31, 2011	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. (Removed and Reserved)	27

Item 5. Other Information	27

Item 6. Exhibits	28

SIGNATURE PAGE	31

EXHIBIT INDEX	32

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TORVEC, INC.
(a development stage company)
Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash	$1,064,000	$1,518,000
Accounts receivable	9,000	—
Prepaid expenses and other current assets	40,000	48,000

Total current assets	1,113,000	1,566,000

Property and Equipment:
Office equipment	68,000	68,000
Shop equipment	118,000	118,000
Leasehold Improvements	243,000	243,000
Transportation equipment	37,000	37,000

	466,000	466,000
Less accumulated depreciation and amortization	265,000	246,000

Net property and equipment	201,000	220,000

Total Assets	$1,314,000	$1,786,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable, current portion	$15,000	$15,000
Accounts payable	262,000	167,000
Accrued liabilities	499,000	618,000
Deferred income	—	21,000

Total current liabilities	776,000	821,000

Notes payable, net of current portion	21,000	26,000
Deferred rent	17,000	19,000

Total Liabilities	814,000	866,000

Commitments and other matters (Note H)

Stockholders’ Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at March 31, 2011 and December 31, 2010: 593,351 and 598,772, respectively (liquidation preference $3,771,000 and $3,734,000, respectively)	6,000	6,000
b) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at March 31, 2011 and December 31, 2010: 77,500 and 77,500, respectively (liquidation preference $601,000 and $592,000, respectively)	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized, 45,691,099 and 45,685,678 issued and outstanding, at March 31, 2011 and December 31, 2010, respectively	457,000	457,000
Additional paid-in capital	57,101,000	56,722,000
Deficit accumulated during the development stage	(57,065,000)	(56,266,000)

Total Stockholders’ Equity	500,000	920,000

Total Liabilities and Stockholders’ Equity	$1,314,000	$1,786,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

			September 25,
	Three Months	Three Months	1996 (Inception)
	Ended March	Ended March	through March 31,
	31, 2011	31, 2010	2011
Revenue	$30,000	$—	$452,000
Cost of Goods Sold	17,000	—	332,000

Gross Profit	13,000	—	120,000

Costs and expenses:
Research and development	202,000	101,000	16,526,000
General and administrative (including compensation expense from options and warrants of $304,000, $45,000, and $19,544,000, respectively)	611,000	748,000	44,935,000
Asset impairments	—	—	1,071,000

Total costs and expenses	813,000	849,000	62,532,000

Loss from operations	(800,000)	(849,000)	(62,412,000)

Reversal of liability on cancellation of debt	—	—	1,541,000
Gain on litigation settlement	—	1,900,000	1,900,000
Other income / (expense)	1,000	—	250,000

Income (Loss) Before Income Tax Benefits	(799,000)	1,051,000	(58,721,000)

Income tax benefits	—	—	384,000

Net Income (Loss)	(799,000)	1,051,000	(58,337,000)

Net loss attributable to non-controlling interest in subsidiary	—	—	1,272,000

Net Income (Loss) attributable to Torvec, Inc.	(799,000)	1,051,000	(57,065,000)

Preferred stock beneficial conversion feature	—	—	763,000
Preferred stock dividends	68,000	75,000	1,746,000

Net Income (Loss) attributable to Torvec, Inc. common stockholders	$(867,000)	$976,000	$(59,574,000)

Net Income (Loss) per common share attributable to stockholders of Torvec, Inc.:
Basic	$(0.02)	$0.03

Diluted	$(0.02)	$0.03

Weighted average number of shares of common stock:
Basic	45,690,000	36,171,000

Diluted	45,690,000	36,243,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

			September 25,
			1996
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(799,000)	$1,051,000	$(58,337,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,000	15,000	2,582,000
Loss on impairment of license	—	—	1,071,000
Impairment of goodwill	—	—	19,000
Gain on sale of fixed assets	—	—	(37,000)
Compensation expense attributable to common stock in subsidiary	—	—	619,000
Common stock issued for services	—	217,000	15,132,000
Stock-based compensation related to stock options	304,000	—	1,877,000
Warrant modification	—	—	68,000
Warrants issued for services	—	45,000	294,000
Shares issued for future consulting services	—	—	103,000
Stockholder contribution of services	75,000	136,000	4,045,000
Contribution to capital, Ford Truck	—	—	16,000
Common Stock issued in connection with commercializing event plan	—	13,000	63,000
Reversal of liability	—	—	(1,541,000)
Gain on sale of Ice Engineering license	—	(1,900,000)	(1,900,000)
Compensatory common stock, options and warrants	—	41,000	18,215,000
Changes in:
Accounts receivable	(9,000)	—	(9,000)
Prepaid expenses and other current assets	8,000	103,000	121,000
Deferred revenue	(21,000)	—	(91,000)
Deferred rent	(2,000)	(4,000)	17,000
Change in accrued payroll taxes	(52,000)	51,000	294,000
Accounts payable and other accrued expenses	28,000	(140,000)	4,185,000
Due to a related party	—	(11,000)	—

Net cash used in operating activities	(449,000)	(383,000)	(13,194,000)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(363,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of license	—	1,100,000	1,900,000
Proceeds from sale of fixed assets	—	—	37,000

Net cash provided by investing activities	—	1,100,000	1,558,000

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	—	5,000	9,223,000
Net proceeds from sales of preferred stock	—	—	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Net proceeds from issuance of notes payable	—	—	57,000
Payments of notes payable	(5,000)	(6,000)	(65,000)
Proceeds from loans	—	—	335,000
Repayments of loans	—	—	(109,000)
Repayment of officer & stockholder loans and advances	—	—	(147,000)
Distributions	—	—	(365,000)

Net cash (used in) provided by financing activities	(5,000)	(1,000)	12,700,000

Net increase (decrease) in cash	(454,000)	716,000	1,064,000

Cash at beginning of period	1,518,000	41,000	—

Cash at end of period	$1,064,000	$757,000	$1,064,000

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statement of Cash Flows (continued)
(Unaudited)

			September 25,
			1996
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011

Noncash investing and financing activities:
Preferred stock issued in payment of dividend	$—	$—	$61,000
Issuance of common stock for license	—	—	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	—	—	2,907,000
Notes payable exchanged for common stock	—	—	50,000
Advance settled with common stock	—	—	25,000
Loss on exchange of noncontrolling interest	—	—	232,000
Shares issued for future consulting services	—	—	103,000
Issuance of common stock for a finder’s fee	—	—	225,000
Advance from stockholder	—	—	250,000
Contribution of FTV Ford Truck	—	—	16,000
Ice Engineering LLC payable netted against receivable	—	—	91,000
Common stock issued in settlement of director fee payable	—	35,000	121,000
Common stock issued in settlement of patent expense	—	—	117,000
Issuance of common stock as payment for Preferred A and B dividends	—	—	168,000
Purchases of fixed assets with debt	—	—	41,000

Supplemental Disclosures:
Interest paid	$—	$1,000	$74,000
Income taxes paid	2,000	—	3,000
See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — THE COMPANY AND BASIS OF PRESENTATION
The interim information contained herein with respect to the three month periods ended March 31, 2011 and 2010 and the period from September 25, 1996 (inception) through March 31, 2011 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three month periods ended March 31, 2011 and 2010 and since inception. The results are not necessarily indicative of results to be expected for the entire year. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current year presentation.
Torvec, Inc. (the “company”) was incorporated as a New York State business corporation in September 1996. The company, which has not had any significant revenue-producing operations and is in the development stage, has developed technology for use in automotive and commercial applications. In September 1996, the company acquired numerous patents, inventions and know-how contributed by Vernon E. Gleasman, James Y. Gleasman and Keith E. Gleasman.
For the period from September 1996 (inception) through March 31, 2011, the company has accumulated a deficit of $57,065,000 and at March 31, 2011 has working capital of $337,000 and stockholders’ equity of $500,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. Management believes that based upon its current cash position, its current outlook for its business operations, and its ability to raise additional capital through debt or equity, the company will be able to continue operations through March 31, 2012. In addition, the company may need to downsize operations or issue shares of common stock to pay for certain expenditures. There can be no assurance, however, that the company will be successful in raising additional capital or incurring debt when needed on terms acceptable to the company.
The company’s ability to continue as a going concern is ultimately dependent upon achieving profitable operations and generating sufficient cash flows from operations to continue to meet its future obligations.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[1] Consolidation
The financial statements include the accounts of the company, its wholly-owned subsidiaries Iso-Torque Corporation, IVT Diesel Corp. and Variable Gear LLC, its majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at March 31, 2011 and 2010), and its majority-owned joint venture, Torvec China, LLC, (60% ownership interest at March 31, 2011). All material intercompany transactions and account balances have been eliminated in consolidation.
[2] Cash and Cash Equivalents
Cash and cash equivalents may include time deposits, certificates of deposit, and highly liquid debt instruments with original maturities of three months or less. The company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.
[3] Accounts Receivable
The company carries its accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The company does not accrue interest on past due invoices. There was no allowance for doubtful accounts as of March 31, 2011 and December 31, 2010, as determined by management.

[4] Property and Equipment
Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are being amortized over the shorter of lease term or useful life.
Depreciation expense for property and equipment for the three month periods ended March 31, 2011 and 2010 was approximately $19,000 and $15,000, respectively.
[5] Research and Development and Patents
Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel costs, purchase of parts and materials, depreciation and consulting services. Depreciation expense in each of the three-month periods ended March 31, 2011 and 2010 that was charged to research and development was approximately $6,000 and $4,000, respectively.
Patent costs for the three-month periods ended March 31, 2011 and 2010 amounted to approximately $18,000 and $11,000, respectively, and are included in General and Administrative expenses.
[6] Income Taxes
The company accounts for income taxes using the asset and liability method described in FASB (Financial Accounting Standards Board) ASC (Accounting Standards Classification) 740-10 which requires recording of deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adopted FASB ASC 740-10 relating to “accounting for uncertainty in income taxes” on January 1, 2008. As a result of the implementation of FASB ASC 740-10, we recognized no adjustment for uncertain tax positions. As of March 31, 2011, we have not recognized an increase or decrease to reserves for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions. The tax years 2007 through 2010 remain open to examination by the federal and state tax jurisdictions to which we are subject.
[7] Use of Estimates
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
[8] Earnings / Loss per Common Share
FASB ASC 260-10 (previously known as FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At March 31, 2011 and 2010, the company excluded 10,065,449 and 2,530,699 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from its diluted net loss per common share calculation because they are anti-dilutive. The company also excluded 625,000 warrants at March 31, 2011 and 2010 as the performance-based conditions for their vesting were not yet satisfied.
[9] Fair Value of Financial Instruments
The carrying amount of cash, accounts payable, and accrued expenses approximates their fair value due to the short maturity of those instruments. The carrying amount of notes payable approximates fair value since the outstanding balance resulted from funds borrowed in the fourth quarter of 2010 based on interest rates in effect at that time.

[10] Stock-Based Compensation
FASB ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values on the grant date. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with FASB ASC 718-10.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB ASC 718-10-65 (previously known as FASB Staff Position (FSP) No. SFAS 123(R)-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”) This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of FASB ASC 718-10.
The company accounts for the settlement of its commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of its business consulting shares under FASB ASC 505 (previously known as FASB Statement 123(R) “Share Based Payment”), provided that there are sufficient shares available under the business consulting plan. Under FASB ASC 505, the company measures commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, the company will follow the provisions of FASB ASC 815-40 (previously known as EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under FASB ASC 815-40, the company will record a liability instrument for the resulting changes in fair value from the date incurred to the end of each reporting period until such liability is satisfied.
[11] Revenue Recognition
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
The company occasionally enters into prototype development contracts with customers. In such cases, revenue is recognized using either (a) the proportional effort method based on the relationship of costs incurred to date to the total estimated cost to complete a contract, or (b) where appropriate, the milestone method, if milestones are clearly identifiable and substantive. In January 2011, the company adopted FASB Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB EITF”. The company’s adoption of this pronouncement did not have a significant impact on its financial statements.
During the three month period ended March 31, 2011, the company entered into a prototype development agreement to design, build and integrate its IsoTorque differential into the product of a customer for total consideration of $120,000. Milestones include completion of design, manufacturing of a prototype, and installation / integration of the prototype. The payment required for each milestone was considered to be substantive based on the fact that performance required by the company in order to achieve the milestone enhanced the value of the item delivered and is reasonable in relation to all of the deliverables. The first milestone consisted of completion and delivery of the design for the prototype, which was completed and delivered as of March 31, 2011 and resulted in the recognition of revenue in the amount of $30,000, as well as the related costs incurred to complete this milestone. Further revenue will be recognized, as well as related costs, upon reaching certain other milestones defined in the contract.
[12] Recent Accounting Pronouncements
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF”. FASB ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. FASB ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The company’s adoption of this pronouncement did not have a significant impact on its financial statements.

[13] Reclassifications
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
On January 27, 2010, the company and Ice Engineering settled this litigation. Under the settlement agreement, the company’s assignment of the ice technology license is made permanent; the company elected to forego its right to royalties and the company agreed to accept $1,100,000 in full payment of Ice Engineering’s reimbursement obligation. The company was paid the settlement amount, $1,100,000, in the first quarter of 2010. (See Note I.)
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
For periods for which there is no compensation plan, the company is required to record the estimated value of each of the Gleasman’s services rendered to the company (estimated at $300,000 each per annum) as a contribution of services under generally accepted accounting principles applicable to the company and is required under the same accounting principles to allocate the amount of such contribution between research and development expenses and general and administrative expenses. For the three month periods ended March 31, 2011 and 2010, the company recorded $25,000 and $50,000 to research and development expense and $50,000 and $86,000 to general and administrative expense, respectively, based upon management’s estimate of the Gleasmans time allocation.

Effective March 14, 2010, James Gleasman retired as the company’s chief executive officer, interim chief financial officer and as a member of the board of directors.
During the year ended December 31, 2009, James Gleasman loaned the company $22,000 for compensation to the engineers. As of December 31, 2010, the company has repaid the full amount of this loan.
[2] During the three month periods ended March 31, 2011 and 2010, the company paid a total value of approximately $23,400 and $28,400, respectively, in a combination of cash and shares of the company’s common stock to a member of the Gleasman family for administrative, technological and engineering consulting services. The $23,400 paid in 2011 was all paid in cash. The $28,400 paid in 2010 was comprised of approximately $5,900 in cash, with the balance paid in common shares.
[3] During the three month periods ended March 31, 2011 and 2010, the company paid a total value of approximately $21,500 and $25,900, respectively, in a combination of cash and shares of the company’s common stock to a family member of its general counsel for engineering services rendered to the company. The $21,500 paid in 2011 was all paid in cash. The $25,900 paid in 2010 was comprised of approximately $5,400 in cash, with the balance paid in common shares.
[4] On September 14, 2007, the company moved its executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, with which Asher J. Flaum, a company director, is associated. On April 28, 2008, the company’s board of directors approved the terms of a lease and such lease was executed on April 29, 2008. (See Note H[1].)
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
[6] On October 26, 2010, the company issued 164,187 common shares valued at approximately $62,400 to each of its chairman of the board and general counsel for services rendered in connection with the engagement of the company’s new chief executive officer.
[7] On December 13, 2010, the company executed a consultant agreement with a director to provide consulting services to the company at a rate of $200 per hour. Pursuant to the agreement, the company also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by the company for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. During the three month period ended March 31, 2011, the company did not record any expense for services rendered in relation to this agreement.

NOTE E — ACCRUED LIABILITIES
At March 31, 2011 and December 31, 2010, accrued liabilities consist of the following:

	March 31,	December 31,
	2011	2010
Accrued Compensation	$3,000	$32,000
Accrued Payroll Taxes Payable	432,000	484,000
Accrued Legal	5,000	47,000
Other	59,000	55,000

	$499,000	$618,000

NOTE F — NOTES PAYABLE
In November 2010, the company completed a construction project for some additional office space at its leased corporate office facility. The cost of the leasehold improvement was $32,500 and the landlord agreed to finance this cost over the remaining initial term of the lease which expires in May 2013. The monthly payments are approximately $1,100 per month. (See Note H[1].) At December 31, 2010, the outstanding balance on this note was approximately $32,500, of which $19,100 was classified as a non-current liability. At March 31, 2011, the outstanding balance on this note was approximately $28,100, of which $14,600 was classified as a non-current liability.
In November 2010, the company entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout. The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170. At December 31, 2010, the outstanding balance on this note was approximately $8,700, of which $7,000 was classified as a non-current liability. At March 31, 2011, the outstanding balance on this note was approximately $8,400, of which $6,600 was classified as a non-current liability.
NOTE G — STOCKHOLDERS’ CAPITAL DEFICIT
[1] Private Placements of Common Stock
During the three month period ended March 31, 2010, the company sold 10,000 restricted common shares for proceeds of $5,000 to accredited investors in a private placement. During the full year of 2010, the company sold an aggregate of 432,738 restricted common shares in a series of non-brokered private placements for proceeds of approximately $139,000 at an average of approximately $.32 per common share. In addition, in October 2010, the company sold 6,834,002 restricted common shares for approximately $2,050,000 of proceeds in a non-brokered private placement of its common stock at $.30 per common share.
During the three month period ended March 31, 2011, the company did not sell any restricted common shares in private placement transactions to any accredited investors.
[2] Preferred Stock
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
(a) Class A Preferred Stock
In March 2002, the board of directors created the first series of preferred stock, namely 3,300,000 shares of Class A Non-Voting Cumulative Convertible Preferred Stock (“Class A Preferred”). Each share of Class A Preferred pays cumulative dividends at $.40 per share per annum, when and as declared by the board, payable in cash or at the discretion of the board in Class A shares at the rate of one Class A share for each $4.00 of dividends, and is convertible into one share of the company’s common stock. The holder has the right to convert after one year, subject to board approval. The company may, in the absolute discretion of its board, redeem at any time and from time to time from any source of funds legally available any and all of the Class A Preferred at the Redemption Price. The Redemption Price for each Class A Preferred share will be $4.00 plus the sum of all accumulated unpaid dividends, payable in cash.

Since its designation in March 2002, the company has sold an aggregate 765,512 shares of Class A Preferred for proceeds of $3,062,048.
Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 183,500 shares of Class A Preferred into the company’s common stock (on a one to one basis) through March 31, 2011, with 0 shares of Class A Preferred converted in each of the three month periods ended March 31, 2011 and 2010, respectively.
Upon conversion, converting Class A Preferred shareholders are entitled to receive, in accordance with the terms of the Class A Preferred, dividends payable either in cash, or in Class A Preferred shares, at the company’s discretion. The number of Class A Preferred shares payable as a dividend is typically calculated by dividing the dollar amount of the accumulated dividend payable by $4.00. Class A Preferred shares issued as dividends do not accrue additional dividends. Dividends paid in Class A Preferred shares are immediately convertible into common shares on a one-to-one basis.
At times, the board of the company may elect to settle the dividends directly through the issuance of common stock in lieu of cash. The number of shares of common stock issued is based on the market price of the stock of the company at the time of the conversion.
Through March 31, 2011, an aggregate Class A Preferred dividend amounting to approximately $230,000 was settled through the issuance of 11,339 Class A Preferred and of 97,874 common shares of the company. For the three month period ended March 31, 2011, the company did not settle any Class A Preferred dividends, although holders converted 5,421 shares of Class A Preferred (that resulted from previous dividend issuances) into 5,421 shares of common stock. For the three month period ended March 31, 2010, the company did not settle any Class A Preferred dividends.
At March 31, 2011 and December 31, 2010, dividends payable upon conversion of 582,012 outstanding shares of Class A Preferred amounted to approximately $1,397,000 and $1,339,000, respectively.
(b) Class B Preferred Stock
In October 2004, the board of directors created a second series of preferred stock, namely 300,000 shares of Class B Non-Voting Cumulative Convertible Preferred Stock (“Class B Preferred”). Each share of Class B Preferred pays cumulative dividends at $.50 per share per annum, when and as declared by the Board, payable in cash or at the discretion of the Board in Class B shares at the rate of one Class B share for each $5.00 of dividends, and is convertible into either one share of the company’s common stock or one share of the common stock of the company’s subsidiary, IsoTorque Corporation. The holder has the right to convert after one year, subject to board approval. The Company may, in the absolute discretion of its board, redeem at any time and from time to time from any source of funds legally available, any and all of the Class B Preferred at the Redemption Price. The Redemption Price for each Class B Preferred share will be $5.00 plus the sum of all accumulated unpaid dividends, payable in cash.
Since its designation in September 2004, the company has sold an aggregate 97,500 shares of Class B Preferred in a number of private placements for proceeds of approximately $487,500.
Since its designation, Class B Preferred shareholders have converted an aggregate 20,000 shares of Class B Preferred into the company’s common stock (on a one to one basis) through March 31, 2011, with no shares of Class B Preferred converted in the three month periods ended March 31, 2011 and 2010, respectively.
Upon conversion, converting Class B Preferred shareholders are entitled to receive, in accordance with the terms of the Class B Preferred, dividends payable either in cash, or in Class B Preferred shares at the company’s discretion. The number of Class B Preferred shares payable as a dividend is typically calculated by dividing the dollar amount of the accumulated dividend payable by $5.00. Class B Preferred shares issued as dividends do not accrue additional dividends. Dividends paid in Class B Preferred shares are immediately convertible into common shares on a one-to-one basis. Through March 31, 2011, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.

At times, the board of the company may elect to settle the dividends directly through the issuance of common stock in lieu of cash. The number of shares of common stock issued is based on the market price of the stock of the company at the time of the conversion.
Through March 31, 2011, the company has issued 30,103 restricted common shares in payment of Class B dividends amounting to $24,082, based on the market value of the Company’s stock at the time of conversion.
At March 31, 2011 and December 31, 2010, dividends payable upon the conversion of 77,500 outstanding shares of Class B Preferred amounted to approximately $214,000 and $204,000, respectively.
[3] Business Consultants Stock Plan
For the three month periods ended March 31, 2011 and 2010, the company issued 0 and 632,419 common shares to business consultants under the Business Consultants Stock Plan and charged $0 and $294,000, respectively, to operations in connection with these share issuances. Share issuances are valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which are valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which are valued as of the end of each month effective February 17, 2009.
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
As of March 31, 2011, a total of 10,988,283 shares have been issued under the Plan. As of March 31, 2011, 4,011,717 shares are available for future issuances under the Business Consultants Stock Plan.
[4] Nonmanagement Directors Plan
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
On November 3, 2010, the board of directors terminated the Nonmanagement Directors Plan.
During the three month periods ended March 31, 2011 and 2010, the company issued 0 and 163,539 common shares under the Business Consultants Plan to satisfy payables for services rendered by the company’s nonmanagement directors in their capacity as directors and valued these shares at $0 and $76,000 for such periods.

[5] Shares Issued for Consulting Services
On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the company under their consultant agreements. The company issues business consultant common shares to the trust from time to time, contingent on the performance of services by the consultants under such consulting agreements. The company determines the fair value of shares issued to the trust using the closing market price on the date immediately prior to the date of issuance. Shares issued in excess of the consulting invoices are classified as shares issued for consulting services.
During the three month period ended March 31, 2010, the company issued to the trust an aggregate 104,167 business consultant common shares, with an aggregate value when issued of approximately $50,000 to satisfy the payment of invoices submitted by the consultants for services rendered.
During March 2010, the trust was effectively terminated and the company’s common shares were no longer issued to the trust to pay for the consultants. In May 2010, the trust returned 88,857 of undistributed common shares to the company. The company credited the fair value of the shares returned to general and administrative expenses for approximately $45,000.
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
[6] Commercializing Event Plan
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
The company accounts for the settlement of its commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of its business consulting shares under FASB ASC 505 (reviously known as FASB Statement 123® “Share Based Payment”), provided that there are sufficient shares available under the business consulting plan. Under FASB ASC 505, the company measures commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, the company will follow the provisions of FASB ASC 815 (previously known as EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under FASB ASC 815, the company will record a liability instrument for the resulting changes in fair value from the date due to the end of each reporting period until such liability is satisfied.
For the three month period ended March 31, 2010, the company issued 32,077 common shares under the 2007 Event Plan with a value upon issuance of $14,000.

Effective November 3, 2010, the company’s board of directors terminated the 2007 Event Plan. In connection with such termination, the board of directors, on December 2, 2010, granted 360,000 common stock options to certain engineer participants in the 2007 Event Plan, exercisable for 6 years at an exercise price of $5.00 per common share. The transaction was considered a modification of a stock-based award and the company recorded a charge of approximately $508,000 in the fourth quarter of 2010.
[7] Restricted Shares Issued for Services and Rent
From fiscal 1998 through March 31, 2011, the Company granted an aggregate 478,737 restricted shares of common stock, valued at approximately $811,500, as payment for services and rent.
For the three month period ended March 31, 2010, the company issued 26,756 restricted shares of common stock for internal accounting and financial consulting services valued at approximately $11,800. The company did not issue any shares of common stock for internal accounting and financial consulting services for the three month period ended March 31, 2011.
[8] Stock Options
(a) 1998 Stock Option Plan
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
By its terms, the company’s 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. No options were granted, expired, or exercised during the three month periods ended March 31, 2011 and 2010. Through March 31, 2011, a total of 1,823,895 stock options had been granted under the Plan, no stock options had been exercised, and 1,182,047 stock options have expired. As of March 31, 2011, there were 641,848 outstanding stock options under the 1998 Plan with a weighted average exercise price of $4.79, all of which were fully vested.
(b) 2011 Stock Option Plan
On November 3, 2010, the board adopted and on January 27, 2011 the shareholders approved the 2011 Stock Option Plan (“2011 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified options and incentive options.
Non-qualified options may be granted to the company’s officers, directors, employees and outside consultants. Incentive options may be granted only to the company’s employees, including officers and directors who are also employees. In the case of non-qualified options, in certain circumstances, the exercise price may be less than the fair market value of the company’s stock on the date of grant. In the case of incentive options, the exercise price may not be less than such fair market value and in the case of an employee who owns more than 10% of our common stock, the exercise price may not be less than 110% of such market price. Options generally are exercisable for ten years from the date of grant, except that the exercise period for an incentive option granted to an employee who owns more than 10% of the company’s stock may not be greater than five years.
No options were granted under the 2011 Plan during and for the year ended December 31, 2010.
Effective January 28, 2011, the company’s board of directors appointed Wesley K. Clark as a member of the board of directors. The company’s board voted to grant Gen. Clark a stock option for 250,000 common shares effective January 28, 2011 exercisable at $.90 per share. The option is conditioned upon Gen. Clark serving as a director and vests in four tranches of 62,500 shares on each of the four annual anniversary dates of January 28, 2011. The optionee must exercise each 62,500 tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche. The company’s board also voted to grant Gen. Clark a stock option for 25,000 common shares effective January 28, 2011 exercisable at $.90 per share. This 25,000 share option vests immediately and is exercisable for 10 years.

In the first quarter of 2011, the company granted a stock option to an employee for 1,000 common shares at an exercise price of $1.58 per share with a ten year term and a four year vesting period.
In total for the three month period ended March 31, 2011, the company granted 276,000 stock options under the 2011 Plan, and no options expired or were exercised. As of March 31, 2011, there were 276,000 outstanding stock options under the 2011 Plan, none of which were vested.
(c) Non-Plan Options
In the second half of 2010, the company granted stock options (outside the 2011 Plan) to acquire 5,910,000 shares of the company’s common stock to certain of the company’s officers, directors, and engineering consultants, at exercise prices ranging from $.36 to $5.00 per share with various vesting criteria and expiration dates.
On September 30, 2010, the company granted a stock option for 5,150,000 common shares (included in the aforementioned 5,910,000 options) exercisable for ten years at an exercise price of $0.36 per common share to its newly appointed chief executive officer. The option vests and is exercisable as follows: 1,000,000 options vest and are exercisable immediately upon grant; a second 1,000,000 options vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $1.00 per share; a third 1,000,000 options vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $2.00 per share; a fourth 1,000,000 options vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $3.00 per share and the balance of the options, namely 1,150,000 options, vest and are exercisable upon the trading price of the company’s common stock closing at a minimum of $4.00 per share. The company valued the option using a variation of a Black-Scholes model, with the following assumptions: (a) an average expected term of 8 years; (b) an expected forfeiture rate of 0%; (c) a risk-free interest rate of 2.1%; (d) an average volatility of 96%; and (e) a dividend yield of 0%. The weighted average value of a single option was determined to be $0.29. Immediate vesting was utilized for the initial tranche and the shorter of the expected vesting period or the 5 1/4 years expected service period will be utilized to amortize the expense related to each of the other tranches, but amortization will be accelerated if the market price milestone is achieved prior to the end of the amortization period.
On January 27, 2011, the company’s shareholders approved the issuance of stock options to 5 directors each for 250,000 common shares exercisable at $.90 per common share. Each option is conditioned upon the optionee serving as a director and vests in four tranches of 62,500 shares on each of the four annual anniversary dates of January 27, 2011. The optionee must exercise each 62,500 tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche.
Also, on January 27, 2011, the company’s shareholders approved the issuance of stock options for 100,000 common shares to a consultant acting in the capacity as a special adviser to the board. The options are exercisable at $.90 per common share. Each option is conditioned upon the optionee continuing to serve as a consultant and vests in four tranches of 25,000 shares on each of the four annual anniversary dates of January 27, 2011. The optionee must exercise each 25,000 tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche.
During the three month period ended March 31, 2011, none of the non-plan stock options vested. As of March 31, 2011, 3,572,500 of these non-plan options were fully vested.
(d) Summary
Compensation cost related to all stock options amounted to approximately $304,000 and $0 for the three month periods ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was $3,040,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over the next 4 3/4 years.

For the three month period ended March 31, 2011, the weighted average grant date fair value of all stock options granted was $1.58 per share, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected Term	3.5 years
Expected forfeiture rate	-0-%
Risk-free rate	1.3%
Volatility	153.7%
Dividend yield	0.0%
The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. The Company determined expected volatility using its historical closing stock price. The expected life was determined using the simplified method as the Company does not believe it has sufficient historical stock option exercise experience on which to base the expected term.
The following summarizes the activity of all of the company’s outstanding stock options for the three month period ended March 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	6,551,848	$1.08
Granted	1,626,000	.90
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2011	8,177,848	$1.04	7.5 years	$4,584,000
Exercisable at March 31, 2011	4,239,848	$1.45	8.0 years	$2,429,000
[9] Warrants
As of March 31, 2011, outstanding warrants to acquire shares of the company’s common stock are as follows:

				Number of		Number of
Exercise				Warrants		Warrants
Price		Expiration		Outstanding		Exercisable
(a	)	(a	)	125,000	(a)	—
$.75		None		500,000	(b)	—
$.01		2015-2016		54,500	(c)	54,500
$.01		None		3,000	(d)	3,000
$5.00		None		95,000	(e)	95,000
$5.00		2016		100,000	(e)	100,000
$.01		None		60,000	(f)	60,000
$.01		2016		3,750	(g)	3,750
$1.00		None		20,500	(h)	20,500
$.44		2020		400,000	(i)	400,000
$3.75		2016		200,000	(j)	200,000
$5.00		2016		30,000	(k)	30,000
$5.00		2017		50,000	(l)	50,000
$5.00		2017		100,000	(m)	100,000
$2.50		2020		100,000	(n)	100,000

				1,841,750		1,216,750

(a)	Exercisable only if the company has an IPO and exercisable at the IPO price five years from IPO. Through March 31, 2011, the company has not conducted an IPO.

(b)	On April 15, 2002, the company issued 1,000,000 warrants at prices ranging from $.30 to $.75 to its then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the occurrence of a significant transaction, which includes execution by the company of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of its automotive technology, at $.75 per share. The company will record a charge representing the fair value of the warrants when the warrants become exercisable.

(c)	The company has issued an aggregate 123,500 warrants at an exercise price of $0.01 with a ten year term to its nonmanagement directors for services rendered to the board under its Nonmanagement Directors Stock Plan prior to its amendment on October 13, 2006. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006 (See Note G [5]). An aggregate 69,000 warrants have been exercised for proceeds of $690.

(d)	In 2005, the company issued 12,500 warrants to consultants, immediately exercisable at $0.01 per common share. During 2005 and 2006, 3,500 of these warrants were exercised. During the year ended December 31, 2010, an additional 6,000 of these warrants were exercised. The 3,000 remaining outstanding warrants have no expiration date.

(e)	In 2005, the company issued 95,000 warrants to two engineering and administrative consultants, exercisable immediately at $5.00 per common share. During 2006, the company issued an additional 100,000 warrants to these same consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if there is a commercializing event as determined by the board of directors. During 2008, these warrants were cancelled and new warrants were issued to the same consultants for an aggregate 195,000 shares exercisable until 2016 at $5.00 per common share and conditioned upon the happening of a commercializing event as determined by the board. The company recorded a charge of $249,000 in 2008 to general and administrative expense. In 2010, 95,000 of the total number of 195,000 warrants issued to these consultants were modified to eliminate both the term and the commercializing event condition for exercise. The charge related to the modification was insignificant.

(f)	During 2005, the company issued 60,000 warrants to an engineering consultant exercisable immediately at $5.00 per common share and with no expiration date.

(g)	During 2005, the company issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share and with a ten year term. During 2006, the company issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share and with a ten year term. Through March 31, 2011 an aggregate 194,599 of these warrants have been exercised for proceeds of approximately $1,258. No warrants were exercised in the three month period ended March 31, 2011.

(h)	During 2006, one investor purchased 20,500 warrants with no expiration date at $1.00 per common share for a purchase price of $2,000.

(i)	During 2006, the company issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. Effective October 15, 2010, these warrants were modified and reissued upon the mutual agreement of the parties. Effective October 15, 2010, the company issued 400,000 warrants immediately exercisable at $.44 per common share for a period of ten years from the modification date. The company recorded a charge of $68,000 to general and administrative expenses in the fourth quarter of 2010.

(j)	During 2006, the company issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to a former governmental affairs consultant.

(k)	In 2006, the company issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share.

(l)	During 2007, the company issued 50,000 warrants exercisable for ten years at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted the company to potentially place its products in various state school bus programs. The company recorded a charge of $249,000 to general and administrative expenses.

(m)	During 2007, the company issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with the company’s engagement to furnish constant velocity joints to a military contractor. The company recorded a charge of $401,000 to general and administrative expenses.

(n)	On February 17, 2010, the company issued 100,000 common stock warrants exercisable for ten years at an exercise price of $2.50 per common share to an adviser. The company recorded a charge of $45,000 to general and administrative expenses in the first quarter of 2010.
The company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards. The following weighted average assumptions were used to value warrants granted during the three month period ended March 31, 2010:

Term	10.00 years
Risk-free rate	3.74%
Volatility	122.25%
Dividend yield	0.0%
The following summarizes the activity of the company’s outstanding warrants for the three month period ended March 31, 2011:

Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value
Outstanding at January 1, 2011	1,841,750	$2.18		7.79 years
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2011	1,841,750	$2.18	(A)	7.54 years	(B)	$557,000
Exercisable at March 31, 2011	1,216,750	$2.77		7.54 years	(C)	$357,000

(A)	The weighted average exercise price for warrants outstanding as of March 31, 2011 excludes 125,000 warrants with no determined exercise price.

(B)	The weighted average remaining contractual term for warrants outstanding as of March 31, 2011 excludes 803,500 warrants with no expiration date.

(C)	The weighted average remaining contractual term for warrants exercisable as of March 31, 2011 excludes 178,500 warrants with no expiration date.
NOTE H — COMMITMENTS AND OTHER MATTERS
[1] Leases
The company leases a facility located at 1999 Mount Read Blvd., Rochester, New York. On April 29, 2008, the company executed a five-year lease for the premises (with a December 1, 2007 lease commencement date) providing for rent to be paid at a rate of $5,687 per month ($68,244 per annum) and in addition, for the payment of the company’s proportionate share of yearly real estate taxes and yearly common area operating costs. (See Note E[4].)
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
Rent expense for the three month periods ended March 31, 2011 and 2010 was approximately $15,000 and $20,000, respectively. Included in the rent for the three month period ended March 31, 2010 was a one-time payment made in common shares for payments of additional rent.
[2] Employment Agreements
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
[3] Consulting Agreements
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
Effective July 1, 2010, the company engaged a consultant to provide the company with assistance in the development of strategic plans, financial modeling, licensing agreements, partnership agreements and general funding opportunities. The company has agreed to pay the consultant an annual retainer equal to $34,500 to be paid in quarterly installments of $8,625 beginning July 1, 2010. The company also agreed to pay the consultant a commission equal to 4% of the value received by the company from third parties introduced by or through the auspices of the consultant for a period of a minimum of 4 years beyond the initial term of the agreement. The agreement is for a two year term.
On March 31, 2011, the company signed a modification agreement pursuant to which, in exchange for a one-time payment of $17,250, all of the cash obligations under these two agreements were cancelled. The 4% commission with respect to the second agreement remains in effect through January 1, 2017.

[4] Prototype Development Agreement
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
NOTE I — LITIGATION
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
(A) Overall Business Strategy
Torvec, Inc. (the “company”) was incorporated as a New York State business corporation in September 1996. The company, which has not had any significant revenue-producing operations and is in the development stage, has developed technology for use in automotive and commercial applications. In September 1996, the company acquired numerous patents, inventions and know-how contributed by Vernon E. Gleasman, James Y. Gleasman and Keith E. Gleasman.
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
The company is focusing on productizing two of its core technologies: the IsoTorque® differential and the Rota-Torque™ hydraulic pump. Preliminary discussions with prospective customers of both products have created much excitement, anticipation and positive feedback.
The company has completed its own internal performance tests of the IsoTorque differential. Various automakers now have IsoTorque differentials in their possession for their evaluation purposes in both rear wheel and front wheel drive applications. The company is anticipating positive feedback from the testing over the next several months as it jointly works to bring the IsoTorque to the showroom floor. It is customary for this process (initial evaluation, durability, platform selection, platform integration, platform manufacturing and then showroom floor) to take anywhere between 12 to 30 months. The company is also pursuing additional customers and markets that have a much faster product development cycle.
The company is finalizing the selection of a prominent, independent testing university to test and to evaluate its Rota-Torque™ hydraulic pump. This will enable the company to collect and provide the necessary specifications to continue, and eventually complete, its development and sales process. The company expects to have initial test results within 3 to 4 months.
The company has also just signed Non-Disclosure Agreements (NDA) with two prominent Chinese manufacturers. These NDA’s will allow the company to develop relationships that will advance its technology and products further and faster into the world’s largest market.
Since October 2010, the company has worked very hard to focus its efforts to evolve these two core technologies into revolutionary new products. These events are very important milestones in that process.
(C) Company Revenue and Expenses
Revenue for the three month period ended March 31, 2011 was $30,000. The revenue generated in 2011 was related to the completion of a milestone on a prototype development contract. The cost of goods sold was $17,000 in 2011, or 57% of revenue. Gross profit for the three-month period ended March 31, 2011 was $13,000, or 43%. No revenue or cost of goods sold was reported for the three month period ended March 31, 2010.
Research and development expenses for the first quarter of 2011 amounted to $202,000 as compared to $101,000 for the comparable quarter of 2010. The increase of $101,000, or 100%, is primarily due to a greater allocation of personnel-related costs to R&D in 2011.
General and administrative expense for the first three months of 2011 amounted to $611,000 compared to $748,000 for 2010. The decrease of $137,000, or 18%, is mainly related to lower board and executive compensation costs, lower professional fees and a favorable change in the period cost for the company’s payroll tax liability accrual, offset in part by higher non-cash stock-based compensation expenses. Non-cash stock-based compensation expense attributable to stock options and warrants for the three months ended March 31, 2011 was $304,000, compared with $45,000 for the three months ended March 31, 2010.
The loss from operations in the first quarter of 2011 was $800,000, compared with a loss from operations in 2010 of $849,000. Other income for 2011 was $1,000, compared with other income of $1,900,000 in 2010 resulting from a gain on the settlement of the company’s litigation for its ice technology license to Ice Engineering, LLC. Preferred stock dividends amounted to $68,000 and $75,000 in 2011 and 2010, respectively.

The net loss attributable to common stockholders for the three month period ended March 31, 2011 was $867,000 as compared to net income for the same period in 2010 of $976,000. The weighted average diluted common shares outstanding amounted to 45,690,000 and 36,243,000 for the first quarter of 2011 and 2010, respectively. The increase in weighted average shares outstanding was due to stock issuances throughout 2010 for the payment of services, as well as for private placements of the company’s common stock to various investors. Diluted net loss per share for the first quarter of 2011 was $0.02, compared with diluted earnings per share for the first quarter of 2010 of $0.03.
(D) Liquidity and Capital Resources
As of March 31, 2011, cash totaled $1,064,000, a decrease of $454,000 from the beginning of the year. During the three months ended March 31, 2011 and 2010, the company used $449,000 and $434,000, respectively, of cash in operating activities. The cash used in operating activities during the first quarter of 2011 was mainly attributable to a net loss of $799,000, offset in part by non-cash stock compensation and stockholder contribution of services. For the first quarter of 2010, the cash used in operating activities of $434,000 was mainly attributable to net income of $1,051,000, less $1,900,000 related to a gain recorded from the settlement of litigation pertaining to a technology license with Ice Engineering, offset in part by non-cash expenditures related to the issuance of common stock, warrants and stock options to employees, directors, consultants and vendors for services rendered.
The company did not expend any funds for investing activities in the three month period ended March 31, 2011. The company generated $1,100,000 in cash from investing activities during the first three months of 2010 mainly related to proceeds from the settlement of litigation pertaining to the technology license with Ice Engineering.
During the first quarter of 2011, the company used $5,000 for financing activities to pay down outstanding notes payable. During the first quarter of 2010, the company used $1,000 for financing activities, as a result of payments on notes payable, offset in part by proceeds from sales of common stock to investors.
During the quarter ended March 31, 2011, the company issued 5,421 shares of common stock related to the conversion of a comparable number of Preferred A shares. During the quarter ended March 31, 2010, the company issued a total of 669,175 shares of common stock, comprised of 632,419 shares to business consultants under its business consultants stock plan in exchange for ongoing corporate legal services, internal accounting services, business advisory services as well as legal fees and associated expenses for ongoing patent work and litigation, 26,756 restricted common shares issued to certain business consultants, and 10,000 shares to a private investor. As of March 31, 2011 and 2010, there were 4,011,717 and 5,777,563 shares, respectively, available for future issuances under the business consultants stock plan.
Contribution of Shareholder Services
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
For the three month periods ended March 31, 2011 and 2010, the company recorded $25,000 and $50,000 to research and development expense and $50,000 and $86,000 to general and administrative expense, respectively, based upon management’s estimate of the Gleasmans’ time allocation.
Current Cash Outlook
For the period from September 1996 (inception) through March 31, 2011, the company has accumulated a deficit of $57,065,000 and at March 31, 2011 has working capital of $337,000 and stockholders’ equity of $500,000. The company has been dependent upon equity financing and advances from stockholders to meet its obligations and sustain operations. Management believes that based upon its current cash position, its current outlook for its business operations, and its ability to raise additional capital through debt or equity, the company will be able to continue operations through March 31, 2012. In addition, the company may need to downsize operations or issue shares of common stock to pay for certain expenditures. There can be no assurance, however, that the company will be successful in raising additional capital or incurring debt when needed on terms acceptable to the company.
At March 31, 2011, the company had current liabilities that amounted to $776,000.
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
The company occasionally enters into prototype development contracts with customers. In such cases, revenue is recognized using either (a) the proportional effort method based on the relationship of costs incurred to date to the total estimated cost to complete a contract, or (b) where appropriate, the milestone method, if milestones are clearly identifiable and substantive. In January 2011, the company adopted FASB Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB EITF”. The company’s adoption of this pronouncement did not have a significant impact on its financial statements.
Stock-Based Compensation
FASB ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values on the grant date. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with FASB ASC 718-10.
No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB ASC 718-10-65 (previously known as FASB Staff Position (FSP) No. SFAS 123(R)-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”) This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of FASB ASC 718-10.

The company accounts for the settlement of its commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of its business consulting shares under FASB ASC 505 (previously known as FASB Statement 123(R) “Share Based Payment”), provided that there are sufficient shares available under the business consulting plan. Under FASB ASC 505, the company measures commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, the company will follow the provisions of FASB ASC 815-40 (previously known as EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under FASB ASC 815-40, the company will record a liability instrument for the resulting changes in fair value from the date incurred to the end of each reporting period until such liability is satisfied.
Recently Issued Accounting Principles
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF”. FASB ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. FASB ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The company’s adoption of this pronouncement did not have a significant impact on its financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.

Item 4.	CONTROLS AND PROCEDURES
Disclosure controls and procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of March 31, 2011, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the first quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no significant changes to the risk factors facing the company as disclosed in the company’s Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits
The following Exhibits, as applicable, are attached to this Quarterly Report (Form 10-Q). The Exhibit Index is found on the page immediately succeeding the signature page and the Exhibits follow on the pages immediately succeeding the Exhibit Index.
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

3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing authorized common shares from 40,000,000 to 400,000,000.
(4)	Instruments defining the rights of holders including indentures

None.

(10)	Material Contracts

10.1
The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

10.2
The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, April 20, 2004, November 16, 2006 and April 1, 2010, respectively;

10.3	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.4	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.5
License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, LLC made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology from Torvec to Ice Engineering, incorporated by reference to current report (Form 8-K) filed July 18, 2007;

10.6	License Agreement by and between High Density Powertrain and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;

10.7	Operating Agreement of Torvec-China, LLC dated as of September 11, 2010, incorporated by reference to current report (Form 8-K) filed September 16, 2010;

10.8	Exclusive Marketing Agreement between Torvec, Inc. and Torvec-China, LLC dated as of September 11, 2010, incorporated by reference to current report (Form 8-K) filed September 16, 2010;

10.9	Sales and Marketing Agreement between Torvec-China, LLC and Across-China (USA), Inc. dated as of September 11, 2010, incorporated by reference to current report (Form 8-K) filed September 16, 2010;

10.10	Stock Option Agreement dated September 30, 2010 between the company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

10.11	Employment Agreement dated October 4, 2010 between the company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

10.12	Letter Agreement dated October 18, 2010 between the company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010;

10.13	Stock Option Agreement dated October 18, 2010 between the company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010;

10.14	2011 Stock Option Plan and template agreements to be used to grant options thereunder, incorporated by reference to annual report (Form 10-K) filed March 29, 2011;

10.15	Agreement dated December 13, 2010 between Heinrocket Inc. as Consultant and Torvec, Inc., incorporated by reference to annual report (Form 10-K) filed March 29, 2011.
(11)	Statement re computation of per share earnings (loss)

Not applicable.

(15)	Letter re: unaudited interim financial information

None.

(18)	Letter re change in accounting principles

None.

(19)	Report furnished to security holders

None.

(22)	Published report regarding matters submitted to vote of security holders

None.

(23)	Consents of experts and counsel

(23.1)	EisnerAmper LLP Consent

(24)	Power of attorney

None.

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications — CEO

(31.2)	Rule 13(a)-14(d)/15(d)-14(d) Certifications — CFO

(32)	Section 1350 Certifications

(99)	Additional exhibits

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORVEC, INC.
Date: May 12, 2011	By:	/s/ Richard A. Kaplan
Richard A. Kaplan
Chief Executive Officer

Date: May 12, 2011	By:	/s/ Robert W. Fishback
Robert W. Fishback
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications — CEO

31.2	Rule 13(a)-14(d)/15(d)-14(d) Certifications — CFO

32	Section 1350 Certifications