Form 10-Q
period 2011-06-30
TORVEC INC
filed 2011-08-12
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended JUNE 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at July 31, 2011

Common Stock, $.01 par value	45,700,399

TORVEC, INC.
(a development stage company)
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3

Condensed Consolidated Statements of Operations — Three and Six Month Periods Ended June 30, 2011 and 2010 and for the Period from September 25, 1996 (Inception) through June 30, 2011	4

Condensed Consolidated Statements of Cash Flows — Six Month Periods Ended June 30, 2011 and 2010 and for the Period from September 25, 1996 (Inception) through June 30, 2011	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. (Removed and Reserved)	28

Item 5. Other Information	28

Item 6. Exhibits	29

SIGNATURE PAGE	32

EXHIBITS

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TORVEC, INC.
(a development stage company)
Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash	$536,000	$1,518,000
Prepaid expenses and other current assets	4,000	48,000

Total current assets	540,000	1,566,000

Property and Equipment:
Office equipment	68,000	68,000
Shop equipment	118,000	118,000
Leasehold Improvements	243,000	243,000
Transportation equipment	37,000	37,000

	466,000	466,000
Less accumulated depreciation and amortization	277,000	246,000

Net property and equipment	189,000	220,000

Total Assets	$729,000	$1,786,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable, current portion	$15,000	$15,000
Accounts payable	128,000	167,000
Accrued liabilities	475,000	618,000
Deferred income	—	21,000

Total current liabilities	618,000	821,000

Notes payable, net of current portion	19,000	26,000
Deferred rent	14,000	19,000

Total Liabilities	651,000	866,000

Commitments and other matters (Note H)

Stockholders’ Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at June 30, 2011 and December 31, 2010: 587,101 and 598,772, respectively	6,000	6,000
b) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at June 30, 2011 and December 31, 2010: 77,500 and 77,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized, 45,700,399 and 45,685,678 issued and outstanding, at June 30, 2011 and December 31, 2010, respectively	457,000	457,000
Additional paid-in capital	57,555,000	56,722,000
Deficit accumulated during the development stage	(57,941,000)	(56,266,000)

Total Stockholders’ Equity	78,000	920,000

Total Liabilities and Stockholders’ Equity	$729,000	$1,786,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

					September 25,
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	1996 (Inception)
	June 30,	June 30,	June 30,	June 30,	through June 30,
	2011	2010	2011	2010	2011

Revenue	$—	$—	$30,000	$—	$452,000
Cost of Goods Sold	—	—	17,000	—	332,000

Gross Profit	—	—	13,000	—	120,000

Costs and expenses:
Research and development	216,000	67,000	418,000	168,000	16,742,000
General and administrative (including compensation expense from options and warrants of $379,000, $0, $683,000, $45,000, and $19,923,000, respectively)	661,000	599,000	1,272,000	1,347,000	45,596,000
Asset impairments	—	—	—	—	1,071,000

Total costs and expenses	877,000	666,000	1,690,000	1,515,000	63,409,000

Loss from operations	(877,000)	(666,000)	(1,677,000)	(1,515,000)	(63,289,000)

Reversal of liability on cancellation of debt	—	—	—	—	1,541,000
Gain on litigation settlement	—	—	—	1,900,000	1,900,000
Other income	1,000	29,000	2,000	29,000	251,000

Income (Loss) Before Income Tax Benefits	(876,000)	(637,000)	(1,675,000)	414,000	(59,597,000)

Income tax benefits	—	—	—	—	384,000

Net Income (Loss)	(876,000)	(637,000)	(1,675,000)	414,000	(59,213,000)

Net loss attributable to non-controlling interest in subsidiary	—	—	—	—	1,272,000

Net Income (Loss) attributable to Torvec, Inc.	(876,000)	(637,000)	(1,675,000)	414,000	(57,941,000)

Preferred stock beneficial conversion feature	—	—	—	—	763,000
Preferred stock dividends	68,000	55,000	136,000	130,000	1,814,000

Net Income (Loss) attributable to Torvec, Inc. common stockholders	$(944,000)	$(692,000)	$(1,811,000)	$284,000	$(60,518,000)

Net Income (Loss) per common share attributable to stockholders of Torvec, Inc.:
Basic	$(0.02)	$(0.02)	$(0.04)	$0.01

Diluted	$(0.02)	$(0.02)	$(0.04)	$0.01

Weighted average number of shares of common stock:
Basic	45,698,000	36,888,000	45,694,000	36,530,000

Diluted	45,698,000	36,888,000	45,694,000	36,601,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

			September 25,
			1996
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2011	2010	2011

Cash flows from operating activities:
Net income / (loss)	$(1,675,000)	$414,000	$(59,213,000)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	31,000	28,000	2,594,000
Loss on impairment of license	—	—	1,071,000
Impairment of goodwill	—	—	19,000
Gain on sale of fixed assets	—	(27,000)	(37,000)
Compensation expense attributable to common stock in subsidiary	—	—	619,000
Common stock issued for services	—	331,000	15,132,000
Stock-based compensation related to stock options	683,000	—	2,256,000
Warrant modification	—	—	68,000
Warrants issued for services	—	45,000	294,000
Shares issued for future consulting services	—	—	103,000
Stockholder contribution of services	150,000	211,000	4,120,000
Contribution to capital, Ford Truck	—	—	16,000
Common Stock issued in connection with commercializing event plan	—	13,000	63,000
Cancellation of trust shares at trust termination	—	(45,000)	—
Reversal of liability	—	—	(1,541,000)
Gain on sale of Ice Engineering license	—	(1,900,000)	(1,900,000)
Compensatory common stock, options and warrants	—	110,000	18,215,000
Changes in:
Prepaid expenses and other current assets	44,000	103,000	157,000
Deferred revenue	(21,000)	—	(91,000)
Deferred rent	(5,000)	(5,000)	14,000
Change in accrued payroll taxes	(78,000)	90,000	268,000
Accounts payable and other accrued expenses	(104,000)	(162,000)	4,053,000
Due to a related party	—	(11,000)	—

Net cash used in operating activities	(975,000)	(805,000)	(13,720,000)

Cash flows from investing activities:
Purchase of property and equipment	—	(3,000)	(363,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of license	—	1,100,000	1,900,000
Proceeds from sale of fixed assets	—	27,000	37,000

Net cash provided by investing activities	—	1,124,000	1,558,000

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	—	110,000	9,223,000
Net proceeds from sales of preferred stock	—	—	3,537,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Net proceeds from issuance of notes payable	—	—	57,000

Repayments of notes payable	(7,000)	(26,000)	(67,000)

Proceeds from loans	—	—	335,000
Repayments of loans	—	—	(109,000)
Repayment of officer & stockholder loans and advances	—	—	(147,000)
Distributions	—	—	(365,000)

Net cash (used in) provided by financing activities	(7,000)	84,000	12,698,000

Net increase (decrease) in cash	(982,000)	403,000	536,000

Cash at beginning of period	1,518,000	41,000	—

Cash at end of period	$536,000	$444,000	$536,000

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statement of Cash Flows (continued)
(Unaudited)

			September 25,
			1996
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2011	2010	2011

Noncash investing and financing activities:
Preferred stock issued in payment of dividend	$—	$—	$61,000
Issuance of common stock for license	—	—	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	—	—	2,907,000
Notes payable exchanged for common stock	—	—	50,000
Advance settled with common stock	—	—	25,000
Loss on exchange of noncontrolling interest	—	—	232,000
Shares issued for future consulting services	—	—	103,000
Issuance of common stock for a finder’s fee	—	—	225,000
Advance from stockholder	—	—	250,000
Contribution of FTV Ford Truck	—	—	16,000
Ice Engineering LLC payable netted against receivable	—	—	91,000
Common stock issued in settlement of director fee payable	—	35,000	121,000
Common stock issued in settlement of patent expense	—	—	117,000
Issuance of common stock as payment for Preferred A and B dividends	3,000	46,000	171,000
Purchases of fixed assets with debt	—	—	41,000

Supplemental Disclosures:
Interest paid	$—	$1,000	$74,000
Income taxes paid	2,000	—	3,000
See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — THE COMPANY AND BASIS OF PRESENTATION
The interim information contained herein with respect to the three and six month periods ended June 30, 2011 and 2010 and the period from September 25, 1996 (inception) through June 30, 2011 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and six month periods ended June 30, 2011 and 2010 and since inception. The results are not necessarily indicative of results to be expected for the entire year. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current year presentation.
Torvec, Inc. was incorporated as a New York State business corporation in September 1996. The company, which has not had any significant revenue-producing operations and is in the development stage, has developed technology for use in automotive and commercial applications. In September 1996, we acquired numerous patents, inventions and know-how contributed by Vernon E. Gleasman, James Y. Gleasman and Keith E. Gleasman.
For the period from September 1996 (inception) through June 30, 2011, we have accumulated a deficit of $57,941,000 and at June 30, 2011 we have stockholders’ equity of $78,000 and a current ratio of 0.87. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations. Our senior management believes that based upon our current cash position and the current outlook for our business operations, we will require additional near-term investments to expedite the commercialization of certain technologies. As such, we will need to raise additional capital through debt or equity within the next few months in order to continue operations through June 30, 2012. In addition, we may need to downsize operations or issue shares of common stock to pay for certain expenditures. There can be no assurance, however, that we will be successful in raising additional capital or incurring debt when needed on terms acceptable to us.
Our ability to continue as a going concern in the long term is dependent upon achieving profitable operations and generating sufficient cash flows from operations to continue to meet our future obligations.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[1] Consolidation
The financial statements include the accounts of the company, our wholly-owned subsidiaries Iso-Torque Corporation and Variable Gear LLC, and our majority-owned joint venture, Torvec China, LLC, (60% ownership interest at June 30, 2011). All material intercompany transactions and account balances have been eliminated in consolidation.
[2] Cash and Cash Equivalents
Cash and cash equivalents may include time deposits, certificates of deposit, and highly liquid debt instruments with original maturities of three months or less. We maintain cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.
[3] Accounts Receivable
We carry our accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. We do not accrue interest on past due invoices. There was no allowance for doubtful accounts as of June 30, 2011 and December 31, 2010, as determined by management.

[4] Property and Equipment
Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are being amortized over the shorter of lease term or useful life.
Depreciation expense for property and equipment was approximately $12,000 and $31,000 for the three and six month periods ended June 30, 2011, respectively, and approximately $13,000 and $28,000 for the three and six month periods ended June 30, 2010, respectively.
[5] Research and Development and Patents
Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel costs, purchase of parts and materials, depreciation and consulting services. Depreciation expense charged to research and development was approximately $4,000 and $10,000 in the three and six month periods ended June 30, 2011, respectively, and approximately $4,000 and $8,000 in the three and six month periods ended June 30, 2010, respectively.
Patent costs were approximately $60,000 and $79,000 in the three and six month periods ended June 30, 2011, respectively, and approximately $0 and $11,000 in the three and six month periods ended June 30, 2010, respectively.
[6] Income Taxes
We account for income taxes using the asset and liability method described in FASB (Financial Accounting Standards Board) ASC (Accounting Standards Classification) 740-10 which requires recording of deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adopted FASB ASC 740-10 relating to “accounting for uncertainty in income taxes” on January 1, 2008. As a result of the implementation of FASB ASC 740-10, we recognized no adjustment for uncertain tax positions. As of June 30, 2011, we have not recognized an increase or decrease to reserves for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions. The tax years 2007 through 2010 remain open to examination by the federal and state tax jurisdictions to which we are subject.
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
[8] Earnings / Loss per Common Share
FASB ASC 260-10 (previously known as FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. For each of the three and six month periods ended June 30, 2011, we excluded 10,059,199 potential common shares relating to convertible preferred stock outstanding, options and warrants from our diluted net loss per common share calculation because they are anti-dilutive. For the three and six months ended June 30, 2010, we excluded 2,572,949 and 2,505,699 potential common shares, respectively, relating to convertible preferred stock outstanding, options and warrants from our diluted net loss and net earnings per common share calculations because they are anti-dilutive. We also excluded 625,000 warrants at June 30, 2011 and 2010 as the performance-based conditions for their vesting were not yet satisfied.

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
We account for the settlement of our commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of business consulting shares under FASB ASC 505 (previously known as FASB Statement 123(R) “Share Based Payment”), provided that there are sufficient shares available under the business consulting plan. Under FASB ASC 505, we measure commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, we will follow the provisions of FASB ASC 815-40 (previously known as EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under FASB ASC 815-40, we will record a liability instrument for the resulting changes in fair value from the date incurred to the end of each reporting period until such liability is satisfied.
[11] Revenue Recognition
Our terms provide that customers are obligated to pay for products sold to them within a specified number of days from the date that title to the products is transferred to the customers. Our standard terms are typically net 30 days. We recognize revenue when transfer of title occurs, risk of ownership passes to a customer at the time of shipment or delivery depending on the terms of the agreement with a particular customer and collection is reasonably assured. The sale price of our products is substantially fixed and determinable at the date of the sale based upon purchase orders generated by a customer and accepted by us.
We occasionally enter into prototype development contracts with customers. In such cases, revenue is recognized using either (a) the proportional effort method based on the relationship of costs incurred to date to the total estimated cost to complete a contract, or (b) where appropriate, the milestone method, if milestones are clearly identifiable and substantive. In January 2011, we adopted FASB Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB EITF”. The adoption of this pronouncement did not have a significant impact on our financial statements.
During the first quarter of 2011, we entered into a prototype development agreement to design, build and integrate our IsoTorque differential into the product of a customer for total consideration of $120,000. Milestones include completion of design, manufacturing of a prototype, and installation / integration of the prototype. The payment required for each milestone was considered to be substantive based on the fact that performance required by us in order to achieve the milestone enhanced the value of the item delivered and is reasonable in relation to all of the deliverables. Through June 30, 2011, the first milestone, consisting of the completion and delivery of the design for the prototype, was completed and delivered and resulted in the recognition of revenue in the amount of $30,000, as well as the related costs incurred to complete this milestone. Further revenue will be recognized, as well as related costs, upon reaching certain other milestones defined in the contract. Costs related to milestones not yet reached are deferred and included in other current assets.

[12] Recent Accounting Pronouncements
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF”. FASB ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. FASB ASU No. 2009-13 was effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The adoption of this pronouncement did not have a significant impact on our financial statements.
[13] Reclassifications
Certain reclassifications have been made to prior year balances to conform to the current year’s presentation.
NOTE C — LICENSE FROM THE TRUSTEES OF DARTMOUTH COLLEGE
On November 28, 2000, our majority-owned subsidiary, Ice Surface Development LLC (“Ice Surface”) entered into a 20-year exclusive license with the Trustees of Dartmouth College for land-based applications to a novel ice adhesion modification system developed by Dr. Victor Petrenko at Dartmouth’s Thayer School of Engineering. Under the license agreement, we made a single payment of $140,000 in 2000 for sponsored research. The license agreement provided for a royalty of 3.5% based on the value of net sales of licensed product with minimum annual payments of $10,000 for the first two years, $15,000 for the third year and $25,000 per year through 2021. In addition, the agreement provided for the payment of 50% of sub-license fee income.
Effective June 15, 2007, Ice Surface assigned the license to an unrelated company, Ice Engineering, LLC, in exchange for Ice Engineering’s agreement to pay the shareholders of Ice Surface an annual royalty equal to 5% of the annual gross revenues generated by the license and its agreement to assume the obligations to Dartmouth under the license.
Separately, Ice Engineering, LLC agreed to reimburse approximately $3,500,000 of acquisition and maintenance costs expended by us in connection with the ice technology. Pursuant to the reimbursement agreement, we received $500,000 on June 15, 2007. Under the license assignment agreement, the $3,000,000 balance was to be paid at the rate of $300,000 per quarter commencing March 1, 2008, less approximately $91,000 in fees payable to Dartmouth College accrued through June 14, 2007 to be deducted from the first quarterly reimbursement amount. We received the first installment of $209,000 due March 1, 2008 on April 3, 2008 and did not receive the balance of the installments.
On October 31, 2008, we commenced an action in New York Supreme Court, County of New York, Commercial Division against Ice Engineering, LLC seeking the total balance owed by Ice Engineering to us pursuant to the assignment agreement.
On January 27, 2010, we and Ice Engineering settled this litigation. Under the settlement agreement, our assignment of the ice technology license is made permanent; we elected to forego our right to royalties and we agreed to accept $1,100,000 in full payment of Ice Engineering’s reimbursement obligation. We were paid the settlement amount, $1,100,000, in the first quarter of 2010. (See Note I.)
NOTE D — RELATED PARTY TRANSACTIONS
[1] Effective January 1, 2008, our board of directors instituted a compensation plan for James and Keith Gleasman (“the Gleasmans”) by which we would compensate each of them for services performed and inventions and know-how transferred to us at the rate of $300,000 per year. Actual payment of this compensation, or any portion thereof, was conditioned upon a board of director determination that we had the requisite cash, after the complete funding of all ongoing company projects, to make payment.
We did not have the requisite cash available to pay the Gleasmans’ compensation under this arrangement from January 1, 2008 through August 17, 2009, the date on which each of the Gleasmans waived all of his rights and interest in and to the board-created compensation plan, including all of his rights and interest in and to the amount(s) under the plan accrued to such date. As a result of such waiver, of the $942,000 accrued under the plan at June 30, 2009, $900,000 was reclassified to equity as a contribution of services and $42,000 accrued under the plan for payroll taxes was recorded as a reduction to general and administrative expenses in the quarter ended June 30, 2009.

For periods for which there is no compensation plan, we are required to record the estimated value of each of the Gleasman’s services rendered to us (estimated at $300,000 each per annum) as a contribution of services under generally accepted accounting principles and are required under the same accounting principles to allocate the amount of such contribution between research and development expenses and general and administrative expenses. For the three and six month periods ended June 30, 2011, we recorded a total of $75,000 and $150,000 in expense related to management’s estimate of value received for the Gleasmans’ time, of which $25,000 and $50,000, respectively, was allocated to research and development, with the remainder allocated to general and administrative expense. For the three and six month periods ended June 30, 2010, we recorded a total of $75,000 and $211,000 in expense related to management’s estimate of value received for the Gleasmans’ time, of which $25,000 and $75,000, respectively, was allocated to research and development, with the remainder allocated to general and administrative expense.
Effective March 14, 2010, James Gleasman retired as our chief executive officer, interim chief financial officer and as a member of the board of directors.
During the year ended December 31, 2009, James Gleasman loaned us $22,000 for compensation to the engineers. As of December 31, 2010, we had repaid the full amount of this loan.
[2] During the three and six month periods ended June 30, 2011, we paid a total of approximately $24,900 and $48,300, respectively, in cash to a member of the Gleasman family for administrative, technological and engineering services. During the three and six month periods ended June 30, 2010, we paid a total value of approximately $25,400 and $37,000, respectively, in a combination of cash and shares of common stock for such services.
[3] During the three and six month periods ended June 30, 2011, we paid a total of approximately $23,000 and $44,500, respectively, in cash to a family member of our general counsel for engineering services. During the three and six month periods ended June 30, 2010, we paid a total value of approximately $23,300 and $41,200, respectively, in a combination of cash and shares of common stock for such services.
[4] On September 14, 2007, we moved our executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, with which Asher J. Flaum, a company director, is associated. On April 28, 2008, our board of directors approved the terms of a lease and such lease was executed on April 29, 2008. (See Note H[1].)
[5] On August 18, 2006, we granted 400,000 nonqualified common stock warrants valued at approximately $1,237,000 for consulting services to an enterprise, one of whose members was a director. The warrants were immediately exercisable at $3.27 per common share for a period of ten years. These warrants were modified by mutual agreement of the parties effective October 15, 2010. These modified warrants are immediately exercisable at $.44 per common share for a period of ten years from the modification date. This modification was valued at $68,000 and we recognized this expense in the fourth quarter of 2010.
[6] On October 26, 2010, we issued 164,187 common shares valued at approximately $62,400 to each of our chairman of the board and general counsel for services rendered in connection with the engagement of our new chief executive officer.
[7] On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. Through June 30, 2011, we have not recorded any expense for services rendered in relation to this agreement.

NOTE E — ACCRUED LIABILITIES
At June 30, 2011 and December 31, 2010, accrued liabilities consist of the following:

	June 30,	December 31,
	2011	2010
Accrued Compensation	$32,000	$32,000
Accrued Payroll Taxes Payable	406,000	484,000
Accrued Legal	12,000	47,000
Other	25,000	55,000

	$475,000	$618,000

NOTE F — NOTES PAYABLE
In November 2010, we completed a construction project for some additional office space at our leased corporate office facility. The cost of the leasehold improvement was $32,500 and the landlord agreed to finance this cost over the remaining initial term of the lease which expires in May 2013. The monthly payments are approximately $1,100 per month. At December 31, 2010, the outstanding balance on this note was approximately $32,500, of which $19,100 was classified as a non-current liability. At June 30, 2011, the outstanding balance on this note was approximately $25,800, of which $12,300 was classified as a non-current liability.
In November 2010, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout. The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170. At December 31, 2010, the outstanding balance on this note was approximately $8,700, of which $7,000 was classified as a non-current liability. At June 30, 2011, the outstanding balance on this note was approximately $8,000, of which $6,200 was classified as a non-current liability.
NOTE G — STOCKHOLDERS’ CAPITAL DEFICIT
[1] Issuances of Common Stock
During the three month period ended June 30, 2011, we issued 9,300 shares of common stock resulting from the conversion of Preferred A shares and related accumulated dividends. During the six month period ended June 30, 2011, we issued 14,721 shares of common stock resulting from the conversion of Preferred A shares and related accumulated dividends.
During the three month period ended June 30, 2010, we issued a total of 787,783 shares of common stock, including 36,534 shares resulting from the conversion of Preferred A shares and related accumulated dividends. We issued 395,082 shares to directors and consultants for services rendered, and we sold 350,167 restricted common shares for proceeds of $105,050 to accredited investors in a series of private placements. In addition, for the three month period ended June 30, 2010, we issued 6,000 shares as a result of the exercise of common stock warrants.
During the six month period ended June 30, 2010, we issued 1,456,958 shares of common stock, including 36,534 shares resulting from the conversion of Preferred A shares and related accumulated dividends. During the six month period ended June 30, 2010, we issued 1,054,257 shares to directors and consultants for services rendered, and we sold 360,167 restricted common shares for proceeds of $110,050 to accredited investors in a series of private placements. In addition, for the six month period ended June 30, 2010, we issued 6,000 shares as a result of the exercise of common stock warrants.
During the full year of 2010, we sold an aggregate of 432,738 restricted common shares in a series of non-brokered private placements for proceeds of approximately $139,000 at an average of approximately $.32 per common share. In addition, in October 2010, we sold 6,834,002 restricted common shares for approximately $2,050,000 of proceeds in a non-brokered private placement of our common stock at $.30 per common share.

[2] Preferred Stock
On August 30, 2000, we amended our certificate of incorporation to permit the company to issue up to 100,000,000 shares of $.01 par value preferred stock. Under the amendment, the board of directors has the authority to allocate these shares into as many separate classes of preferred as it deems appropriate and with respect to each class, designate the number of preferred shares issuable and the relative rights, preferences, seniority with respect to other classes and to our common stock and any limitations and/or restrictions that may be applicable without obtaining shareholder approval.
(a) Class A Preferred Stock
In March 2002, the board of directors created the first series of preferred stock, namely 3,300,000 shares of Class A Non-Voting Cumulative Convertible Preferred Stock (“Class A Preferred”). Each share of Class A Preferred pays cumulative dividends at $.40 per share per annum, when and as declared by the board, payable in cash or at the discretion of the board in Class A shares at the rate of one Class A share for each $4.00 of dividends, and is convertible into one share of our common stock. The holder has the right to convert after one year, subject to board approval. We may, in the absolute discretion of our board, redeem at any time and from time to time from any source of funds legally available any and all of the Class A Preferred at the Redemption Price. The Redemption Price for each Class A Preferred share will be $4.00 plus the sum of all accumulated unpaid dividends, payable in cash.
Since its designation in March 2002, we have sold an aggregate 765,512 shares of Class A Preferred for proceeds of $3,062,048.
Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 189,750 shares of Class A Preferred into our common stock (on a one to one basis) through June 30, 2011. For the three and six month periods ended June 30, 2011, 6,250 and 6,250 shares of Class A Preferred, respectively, were converted. For the three and six month periods ended June 30, 2010, 25,000 shares of Class A Preferred shares were converted.
Upon conversion, converting Class A Preferred shareholders are entitled to receive, in accordance with the terms of the Class A Preferred, dividends payable either in cash, or in Class A Preferred shares, at our discretion. The number of Class A Preferred shares payable as a dividend is typically calculated by dividing the dollar amount of the accumulated dividend payable by $4.00. Class A Preferred shares issued as dividends do not accrue additional dividends. Dividends paid in Class A Preferred shares are immediately convertible into common shares on a one-to-one basis.
At times, our board may elect to settle the dividends directly through the issuance of common stock in lieu of cash. The number of shares of common stock issued is based on the market price of our stock at the time of the conversion.
Through June 30, 2011, an aggregate Class A Preferred dividend amounting to approximately $242,000 was settled through the issuance of 11,339 Class A Preferred and of 100,924 common shares of the company. For the three and six month periods ended June 30, 2011, we issued 3,050 shares of common stock in settlement of accumulated dividends, and holders also converted 0 and 5,421 shares of Class A Preferred (that resulted from previous dividend issuances) into 0 and 5,421 shares of common stock, respectively. For the three and six month periods ended June 30, 2010, we issued 11,534 shares of common stock in settlement of accumulated dividends.
At June 30, 2011 and December 31, 2010, there were 587,101 and 598,772 shares of Preferred A stock outstanding, respectively. Cumulative dividends payable upon conversion of these outstanding shares of Class A Preferred amounted to approximately $1,443,000 and $1,339,000 as of June 30, 2011 and December 31, 2010, respectively. In the event of a liquidation, Preferred A shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.
(b) Class B Preferred Stock
In October 2004, the board of directors created a second series of preferred stock, namely 300,000 shares of Class B Non-Voting Cumulative Convertible Preferred Stock (“Class B Preferred”). Each share of Class B Preferred pays cumulative dividends at $.50 per share per annum, when and as declared by the Board, payable in cash or at the discretion of the Board in Class B shares at the rate of one Class B share for each $5.00 of dividends, and is convertible into either one share of our common stock or one share of the common stock of our subsidiary, IsoTorque Corporation. The holder has the right to convert after one year, subject to board approval. We may, in the absolute discretion of our board, redeem at any time and from time to time from any source of funds legally available, any and all of the Class B Preferred at the Redemption Price. The Redemption Price for each Class B Preferred share will be $5.00 plus the sum of all accumulated unpaid dividends, payable in cash.

Since its designation in September 2004, we have sold an aggregate 97,500 shares of Class B Preferred in a number of private placements for proceeds of approximately $487,500.
Since its designation, Class B Preferred shareholders have converted an aggregate 20,000 shares of Class B Preferred into our common stock (on a one to one basis) through June 30, 2011, with no shares of Class B Preferred converted in the three and six month periods ended June 30, 2011 and 2010, respectively.
Upon conversion, converting Class B Preferred shareholders are entitled to receive, in accordance with the terms of the Class B Preferred, dividends payable either in cash, or in Class B Preferred shares at our discretion. The number of Class B Preferred shares payable as a dividend is typically calculated by dividing the dollar amount of the accumulated dividend payable by $5.00. Class B Preferred shares issued as dividends do not accrue additional dividends. Dividends paid in Class B Preferred shares are immediately convertible into common shares on a one-to-one basis. Through June 30, 2011, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.
At times, our board may elect to settle the dividends directly through the issuance of common stock in lieu of cash. The number of shares of common stock issued is based on the market price of the stock of the company at the time of the conversion.
Through June 30, 2011, we has issued 30,103 restricted common shares in payment of Class B dividends amounting to $24,082, based on the market value of our stock at the time of conversion.
At June 30, 2011 and December 31, 2010, there were 77,500 shares of Preferred A stock outstanding, respectively. Cumulative dividends payable upon conversion of these outstanding shares of Class B Preferred amounted to approximately $223,000 and $204,000 as of June 30, 2011 and December 31, 2010, respectively. In the event of a liquidation, Preferred B shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.
[3] Business Consultants Stock Plan
For the three month periods ended June 30, 2011 and 2010, we issued 0 and 443,400 common shares to business consultants under the Business Consultants Stock Plan and charged $0 and $169,000, respectively, to operations in connection with these share issuances. For the six month periods ended June 30, 2011 and 2010, we issued 0 and 1,075,819 common shares to business consultants under the Business Consultants Stock Plan and charged $0 and $463,000, respectively, to operations in connection with these share issuances. Share issuances are valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which are valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which are valued as of the end of each month effective February 17, 2009.
On March 23, 2010, the board of directors approved an increase in the number of common shares reserved for issuance under ours Business Consultants Stock Plan by 5,000,000 common shares to a total of 15,000,000 shares authorized under the Plan. These shares were registered under the Securities Act of 1933 by the filing of a registration statement on Form S-8 with the Securities and Exchange Commission which became effective on April 1, 2010.
As of June 30, 2011, a total of 10,988,283 shares have been issued under the Business Consultants Stock Plan and there are 4,011,717 shares available for future issuances.
[4] Nonmanagement Directors Plan
On October 1, 2004, the board of directors approved a Nonmanagement Directors Plan pursuant to which each nonmanagement director is entitled to receive, if certain conditions are met, on an annual basis for services rendered as a director, warrants to purchase 12,000 shares of our common stock at $.01 per share. In addition, the chairman of the audit committee is entitled to receive, on an annual basis for services rendered as chairman, additional warrants for 5,000 shares of our common stock at $.01 per share.

On October 10, 2007, the Nonmanagement Directors Plan was modified, effective July 1, 2007, to increase the fees payable to our nonmanagement directors. As adjusted, each nonmanagement director (a total of 4 persons) would receive $26,460 for board and committee service per annum. The chairman of the audit committee would receive an additional $12,600 per annum and the chairman of the nominating committee would receive an additional $5,355 per annum.
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
On November 3, 2010, the board of directors terminated the Nonmanagement Directors Plan.
During the three month periods ended June 30, 2011 and 2010, we issued 0 and 182,400 common shares under the Business Consultants Plan to satisfy payables for services rendered by our nonmanagement directors in their capacity as directors and valued these shares at $0 and $68,000, respectively, for such periods. During the six month periods ended June 30, 2011 and 2010, we issued 0 and 345,939 common shares under the Business Consultants Plan to satisfy payables for services rendered by our nonmanagement directors in their capacity as directors and valued these shares at $0 and $144,000, respectively, for such periods.
[5] Shares Issued for Consulting Services
On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the company under their consultant agreements. We issue business consultant common shares to the trust from time to time, contingent on the performance of services by the consultants under such consulting agreements. We determine the fair value of shares issued to the trust using the closing market price on the date immediately prior to the date of issuance. Shares issued in excess of the consulting invoices are classified as shares issued for consulting services.
During the three month period ended March 31, 2010, we issued to the trust an aggregate 104,167 business consultant common shares, with an aggregate value when issued of approximately $50,000 to satisfy the payment of invoices submitted by the consultants for services rendered.
During March 2010, the trust was effectively terminated and our common shares were no longer issued to the trust to pay for the consultants. In May 2010, the trust returned 88,857 of undistributed common shares to us. We credited the fair value of the shares returned to general and administrative expenses for approximately $45,000.
Our payment obligations with respect to the consultant agreements were met once we issued shares to the trust in accordance with directives received from the consultants and the consultants, not the company, bear the risk of loss in the event the proceeds of stock sales by the trustee are less than the value of the stock contributed to the trust by us on the date of contribution.
[6] Commercializing Event Plan
On October 13, 2006, the board of directors adopted a Commercializing Event Plan (“2006 Event Plan”) designed to reward our directors, executives and certain administrative personnel for the successful completion of one or more commercializing events. No payments were made under the 2006 Event Plan.
On October 31, 2007, the board of directors terminated the 2006 Event Plan and approved a new 2007 Commercializing Event Plan (the “2007 Event Plan”), effective October 10, 2007. The 2007 Event Plan provided that upon the happening of any commercializing event, each of the directors and officers of Torvec as well as certain management personnel shall be entitled to share equally in 6% of the gross amounts derived or to be derived from the transaction and/or transactions constituting a commercializing event. Upon the happening of any commercializing event, each of our engineering and security consultants shall be entitled to share equally in 2% of the gross amounts derived and/or to be derived from the transaction and/or transactions constituting a commercializing event. In order to actually receive payment under the 2007 Event Plan, each participant must be both a) employed by, a consultant to or associated with the company and b) judged to be “in good standing” with us at the time of any and all such payments, all as determined by the board of directors as of the date of the board’s authorization of payments to be made.

The 2007 Event Plant specifically provides that the participants in the commercializing event plan shall be entitled to receive payments as described in the plan regardless of the number of commercializing events, in the aggregate or with respect to any given technology.
We account for the settlement of our commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of our business consulting shares under FASB ASC 505 (previously known as FASB Statement 123® “Share Based Payment”), provided that there are sufficient shares available under the business consulting plan. Under FASB ASC 505, we measure commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, we will follow the provisions of FASB ASC 815 (previously known as EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under FASB ASC 815, we will record a liability instrument for the resulting changes in fair value from the date due to the end of each reporting period until such liability is satisfied.
For the three and six month periods ended June 30, 2010, we issued 0 and 32,077 common shares under the 2007 Event Plan with a value upon issuance of $0 and $13,000, respectively.
Effective November 3, 2010, our board of directors terminated the 2007 Event Plan. In connection with such termination, the board of directors, on December 2, 2010, granted 360,000 common stock options to certain engineer participants in the 2007 Event Plan, exercisable for 6 years at an exercise price of $5.00 per common share. The transaction was considered a modification of a stock-based award and we recorded a charge of approximately $508,000 in the fourth quarter of 2010.
[7] Restricted Shares Issued for Services and Rent
From fiscal 1998 through June 30, 2011, we granted an aggregate 478,737 restricted shares of common stock, valued at approximately $811,500, as payment for services and rent.
For the three and six month periods ended June 30, 2010, we issued 40,539 and 67,295 restricted shares of common stock for internal accounting and financial consulting services valued at approximately $15,000 and $26,800, respectively. We did not issue any shares of common stock for internal accounting and financial consulting services for the three and six month periods ended June 30, 2011.
[8] Stock Options
(a) 1998 Stock Option Plan
In December 1997, our board approved a Stock Option Plan (the “1998 Plan”) which provided for the granting of up to 2,000,000 shares of common stock, pursuant to which officers, directors, key employees and key consultants/advisors are eligible to receive incentive, nonqualified or reload stock options which plan was ratified by the shareholders on May 28, 1998. Options granted under the 1998 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. Options may vest over five years.
By its terms, the 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. No options were granted, expired, or exercised during the three and six month periods ended June 30, 2011 and 2010. Through June 30, 2011, a total of 1,823,895 stock options had been granted under the Plan, no stock options had been exercised, and 1,182,047 stock options have expired. As of June 30, 2011, there were 641,848 outstanding stock options under the 1998 Plan with a weighted average exercise price of $4.79, all of which were fully vested.

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
Non-qualified options may be granted to our officers, directors, employees and outside consultants. Incentive options may be granted only to our employees, including officers and directors who are also employees. In the case of non-qualified options, in certain circumstances, the exercise price may be less than the fair market value of the company’s stock on the date of grant. In the case of incentive options, the exercise price may not be less than such fair market value and in the case of an employee who owns more than 10% of our common stock, the exercise price may not be less than 110% of such market price. Options generally are exercisable for ten years from the date of grant, except that the exercise period for an incentive option granted to an employee who owns more than 10% of our stock may not be greater than five years.
No options were granted under the 2011 Plan during and for the year ended December 31, 2010.
Effective January 28, 2011, our board of directors appointed Wesley K. Clark as a member of the board of directors. Our board voted to grant Gen. Clark a stock option for 250,000 common shares effective January 28, 2011 exercisable at $.90 per share. The option is conditioned upon Gen. Clark serving as a director and vests in four tranches of 62,500 shares on each of the four annual anniversary dates of January 28, 2011. The optionee must exercise each 62,500 tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche. Our board also voted to grant Gen. Clark a stock option for 25,000 common shares effective January 28, 2011 exercisable at $.90 per share. This 25,000 share option vests immediately and is exercisable for 10 years.
In the first quarter of 2011, we granted a stock option to an employee for 1,000 common shares at an exercise price of $1.58 per share with a ten year term and a four year vesting period. No stock options were granted under the 2011 Plan during the second quarter of 2011.
For the three and six month periods ended June 30, 2011, we granted 276,000 stock options under the 2011 Plan, and no options expired or were exercised. As of June 30, 2011, there were 276,000 outstanding stock options under the 2011 Plan, 25,000 of which were vested.
(c) Non-Plan Options
In the second half of 2010, we granted stock options (outside the 2011 Plan) to acquire 5,910,000 shares of our common stock to certain of our officers, directors, and engineering consultants, at exercise prices ranging from $.36 to $5.00 per share with various vesting criteria and expiration dates.
On September 30, 2010, we granted a stock option for 5,150,000 common shares (included in the aforementioned 5,910,000 options) exercisable for ten years at an exercise price of $0.36 per common share to our newly appointed chief executive officer. The option vests and is exercisable as follows: 1,000,000 options vest and are exercisable immediately upon grant; a second 1,000,000 options vest and are exercisable upon the trading price of our common stock closing at a minimum of $1.00 per share; a third 1,000,000 options vest and are exercisable upon the trading price of our common stock closing at a minimum of $2.00 per share; a fourth 1,000,000 options vest and are exercisable upon the trading price of our common stock closing at a minimum of $3.00 per share and the balance of the options, namely 1,150,000 options, vest and are exercisable upon the trading price of our common stock closing at a minimum of $4.00 per share. We valued the option using a variation of a Black-Scholes model, with the following assumptions: (a) an average expected term of 8 years; (b) an expected forfeiture rate of 0%; (c) a risk-free interest rate of 2.1%; (d) an average volatility of 96%; and (e) a dividend yield of 0%. The weighted average value of a single option was determined to be $0.29. Immediate vesting was utilized for the initial tranche and the shorter of the expected vesting period or the 5 1/4 years expected service period will be utilized to amortize the expense related to each of the other tranches, but amortization will be accelerated if the market price milestone is achieved prior to the end of the amortization period.

On January 27, 2011, our shareholders approved the issuance of stock options to 5 directors each for 250,000 common shares exercisable at $.90 per common share. Each option is conditioned upon the optionee serving as a director and vests in four tranches of 62,500 shares on each of the four annual anniversary dates of January 27, 2011. The optionee must exercise each 62,500 tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche.
Also, on January 27, 2011, our shareholders approved the issuance of stock options for 100,000 common shares to a consultant acting in the capacity as a special adviser to the board. The options are exercisable at $.90 per common share. Each option is conditioned upon the optionee continuing to serve as a consultant and vests in four tranches of 25,000 shares on each of the four annual anniversary dates of January 27, 2011. The optionee must exercise each 25,000 tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche.
As of June 30, 2011, there were a total of 7,260,000 non-plan options outstanding, of which 3,572,500 were fully vested. During the three and six month periods ended June 30, 2011, no additional non-plan stock options became vested.
(d) Summary
Compensation cost related to all stock options amounted to approximately $379,000 and $0 for the three month periods ended June 30, 2011 and 2010, respectively. Compensation cost related to all stock options amounted to approximately $683,000 and $0 for the six month periods ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $2,660,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over the next 4 1/2 years.
For the six month period ended June 30, 2011, the weighted average grant date fair value of all stock options granted was $1.58 per share, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected Term	3.5 years
Expected forfeiture rate	-0-%
Risk-free rate	1.3%
Volatility	153.7%
Dividend yield	0.0%
The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using our historical closing stock price. The expected life was determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.
The following summarizes the activity of all of our outstanding stock options for the six month period ended June 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	6,551,848	$1.08
Granted	1,626,000	.90
Exercised	—	—
Canceled or expired	—	—
Outstanding at June 30, 2011	8,177,848	$1.04	7.4 years	$2,009,000
Exercisable at June 30, 2011	4,239,848	$1.45	7.9 years	$1,170,000

[9] Warrants
As of June 30, 2011, outstanding warrants to acquire shares of our common stock are as follows:

				Number of		Number of
Exercise				Warrants		Warrants
Price		Expiration		Outstanding		Exercisable
	(a)		(a)	125,000	(a)	—
$.75		None		500,000	(b)	—
$.01		2015-2016		54,500	(c)	54,500
$.01		None		3,000	(d)	3,000
$5.00		None		95,000	(e)	95,000
$5.00		2016		100,000	(e)	100,000
$.01		None		60,000	(f)	60,000
$.01		2016		3,750	(g)	3,750
$1.00		None		20,500	(h)	20,500
$.44		2020		400,000	(i)	400,000
$3.75		2016		200,000	(j)	200,000
$5.00		2016		30,000	(k)	30,000
$5.00		2017		50,000	(l)	50,000
$5.00		2017		100,000	(m)	100,000
$2.50		2020		100,000	(n)	100,000
				1,841,750		1,216,750

(a)	Exercisable only if we have an IPO and exercisable at the IPO price five years from IPO. Through June 30, 2011, we have not conducted an IPO.

(b)	On April 15, 2002, we issued 1,000,000 warrants at prices ranging from $.30 to $.75 to our then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the occurrence of a significant transaction, which includes execution by us of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of our automotive technology, at $.75 per share. We will record a charge representing the fair value of the warrants when the warrants become exercisable.

(c)	We have issued an aggregate 123,500 warrants at an exercise price of $0.01 with a ten year term to our nonmanagement directors for services rendered to the board under our Nonmanagement Directors Plan prior to its amendment on October 13, 2006. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006. An aggregate 69,000 warrants have been exercised for proceeds of $690.

(d)	In 2005, we issued 12,500 warrants to consultants, immediately exercisable at $0.01 per common share. During 2005 and 2006, 3,500 of these warrants were exercised. During the year ended December 31, 2010, an additional 6,000 of these warrants were exercised. The 3,000 remaining outstanding warrants have no expiration date.

(e)	In 2005, we issued 95,000 warrants to two engineering and administrative consultants, exercisable immediately at $5.00 per common share. During 2006, we issued an additional 100,000 warrants to these same consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if there is a commercializing event as determined by the board of directors. During 2008, these warrants were cancelled and new warrants were issued to the same consultants for an aggregate 195,000 shares exercisable until 2016 at $5.00 per common share and conditioned upon the happening of a commercializing event as determined by the board. We recorded a charge of $249,000 in 2008 to general and administrative expense. In 2010, 95,000 of the total number of 195,000 warrants issued to these consultants were modified to eliminate both the term and the commercializing event condition for exercise. The charge related to the modification was insignificant.

(f)	During 2005, we issued 60,000 warrants to an engineering consultant exercisable immediately at $5.00 per common share and with no expiration date.

(g)	During 2005, we issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share and with a ten year term. During 2006, we issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share and with a ten year term. Through June 30, 2011 an aggregate 194,599 of these warrants have been exercised for proceeds of approximately $1,258. No warrants were exercised in the three and six month periods ended June 30, 2011.

(h)	During 2006, one investor purchased 20,500 warrants with no expiration date at $1.00 per common share for a purchase price of $2,000.

(i)	During 2006, we issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. Effective October 15, 2010, these warrants were modified and reissued upon the mutual agreement of the parties. Effective October 15, 2010, we issued 400,000 warrants immediately exercisable at $.44 per common share for a period of ten years from the modification date. We recorded a charge of $68,000 to general and administrative expenses in the fourth quarter of 2010.

(j)	During 2006, we issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to a former governmental affairs consultant.

(k)	In 2006, we issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share.

(l)	During 2007, we issued 50,000 warrants exercisable for ten years at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted us to potentially place our products in various state school bus programs. We recorded a charge of $249,000 to general and administrative expenses.

(m)	During 2007, we issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with our engagement to furnish constant velocity joints to a military contractor. We recorded a charge of $401,000 to general and administrative expenses.

(n)	On February 17, 2010, we issued 100,000 common stock warrants exercisable for ten years at an exercise price of $2.50 per common share to an adviser. We recorded a charge of $45,000 to general and administrative expenses in the first quarter of 2010.
The company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards. The following weighted average assumptions were used to value warrants granted during the six month period ended June 30, 2010:

Term	10.00 years
Risk-free rate	3.74%
Volatility	122.25%
Dividend yield	0.0%
The following summarizes the activity of our outstanding warrants for the six month period ended June 30, 2011:

Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value
Outstanding at January 1, 2011	1,841,750	$2.18		7.79 years
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at June 30, 2011	1,841,750	$2.18	(A)	7.29 years	(B)	$169,000
Exercisable at June 30, 2011	1,216,750	$2.77		7.29 years	(C)	$169,000

(A)	The weighted average exercise price for warrants outstanding as of June 30, 2011 excludes 125,000 warrants with no determined exercise price.

(B)	The weighted average remaining contractual term for warrants outstanding as of June 30, 2011 excludes 803,500 warrants with no expiration date.

(C)	The weighted average remaining contractual term for warrants exercisable as of June 30, 2011 excludes 178,500 warrants with no expiration date.

NOTE H — COMMITMENTS AND OTHER MATTERS
[1] Leases
We lease a facility located at 1999 Mount Read Blvd., Rochester, New York. On April 29, 2008, we executed a five-year lease for the premises (with a December 1, 2007 lease commencement date), providing for rent to be paid at a rate of $5,687 per month ($68,244 per annum) and in addition, for the payment of our proportionate share of yearly real estate taxes and yearly common area operating costs. (See Note D[4].)
Under the lease, monthly rental payments commenced June 1, 2008. The lease contains three 5-year renewal options and grants us an option to lease additional adjacent manufacturing and assembly space.
Rental payments and certain other payments due to the landlord are to be paid in cash or our common shares, based upon the closing price per share on the 15th day of the calendar month immediately prior to the date any installment payment of monthly rent or other payment is due landlord.
Rent expense for the three month periods ended June 30, 2011 and 2010 was approximately $15,000. Rent expense for the six month periods ended June 30, 2011 and 2010 was approximately $29,000 and $29,600, respectively.
[2] Employment Agreements
Effective October 4, 2010, we appointed a new chief executive officer and executed a five year employment agreement pursuant to which we will pay base compensation of $50,000 per annum, which compensation increases to $200,000 per annum on the first day of the calendar year immediately following the calendar year in which we have adjusted EBITDA of at least $300,000 (earnings before interest, taxes, depreciation and amortization, but excluding all non-cash expenses associated with stock options). Under the agreement, the executive is entitled to a performance bonus based upon financial targets established each year in good faith by the Governance and Compensation Committee and the achievement of individual management objectives established annually by such committee. The executive is entitled to participate in all employee benefit plans as are provided from time to time for senior executives. If we terminate the executive, remove him as CEO, or a change in control of the company occurs, the executive is entitled to three years’ severance pay, consisting of base pay and any incentive compensation.
On September 30, 2010, we granted a non-plan stock option for 5,150,000 common shares exercisable for ten years at an exercise price of $0.36 per common share to our newly appointed chief executive officer. The option vests and is exercisable as follows: 1,000,000 options vest and are exercisable immediately upon grant; a second 1,000,000 options vest and are exercisable upon the trading price of our common stock closing at a minimum of $1.00 per share; a third 1,000,000 options vest and are exercisable upon the trading price of our common stock closing at a minimum of $2.00 per share; a fourth 1,000,000 options vest and are exercisable upon the trading price of our common stock closing at a minimum of $3.00 per share and the balance of the options, namely 1,150,000 options, vest and are exercisable upon the trading price of our common stock closing at a minimum of $4.00 per share.
Effective October 18, 2010, we engaged a new chief financial officer under a letter agreement dated October 18, 2010 pursuant to which we will pay annual compensation equal to $125,000, with increases of $25,000 per annum effective April 1, 2011, October 1, 2011 and January 1, 2012. The executive also was granted a non-plan stock option exercisable for 10 years to acquire 250,000 shares of our common stock at $0.85 per share. The option vests and is exercisable as follows: 62,500 options vest and are immediately exercisable upon grant; 62,500 options vest and become exercisable on each of October 18, 2011, 2012 and 2013. If we terminate the executive, remove him as CFO, or a change in control of the company occurs, the executive is entitled to 12 months’ severance pay.

[3] Consulting Agreements
Effective July 1, 2010, we engaged the services of a consulting firm to provide expertise in local, state and federal governmental relations, to advise us with respect to media relations, business development and in negotiating with industry representatives. We have agreed to pay the consultant an annual retainer of $48,000 to be paid in quarterly installments of $12,000 beginning July 1, 2010. The agreement is for a one year term.
Effective July 1, 2010, we engaged a consultant to provide us with assistance in the development of strategic plans, financial modeling, licensing agreements, partnership agreements and general funding opportunities. We have agreed to pay the consultant an annual retainer equal to $34,500 to be paid in quarterly installments of $8,625 beginning July 1, 2010. We also agreed to pay the consultant a commission equal to 4% of the value received by us from third parties introduced by or through the auspices of the consultant for a period of a minimum of 4 years beyond the initial term of the agreement. The agreement is for a two year term.
On March 31, 2011, we signed a modification agreement pursuant to which, in exchange for a one-time payment of $17,250, all of the cash obligations under these two agreements were cancelled. The 4% commission with respect to the second agreement remains in effect through January 1, 2017.
[4] Prototype Development Agreement
On January 28, 2011, we announced that we entered into a contract with a West Virginia remanufacturer of components for the mining and associated industrial equipment industry to develop, evaluate, manufacture and sell Torvec’s IsoTorque® differential technology in mining shuttle cars. The contract calls for Torvec to design and build a prototype IsoTorque® unit for installation in a 21 SC model mining shuttle car. The remanufacturer will pay Torvec $120,000 for the initial development. Upon successful completion of the prototype phase, the parties have agreed that Torvec will sell 100% of the differential requirements for all 21 SC model mining shuttle cars remanufactured by the remanufacturer on an exclusive basis. Minimum purchase requirements will be established after the first anniversary of the agreement. Through June 30, 2011, we have recorded $30,000 in revenue associated with this agreement, and we have received payment accordingly.
NOTE I — LITIGATION
On October 31, 2008, we commenced an action in New York Supreme Court, County of New York, Commercial Division against Ice Engineering, LLC seeking the total balance owed by Ice Engineering to us pursuant to an assignment agreement entered into by the parties, effective June 15, 2007, whereby we assigned all of our rights and interest in an ice technology license granted by Dartmouth College to Ice Engineering in exchange for a 2.8% royalty interest and a cash reimbursement of $3,500,000. The suit was commenced after we had been paid approximately $800,000 in reimbursement monies.
On January 27, 2010, we and Ice Engineering settled this litigation. Under the settlement agreement, our assignment of the ice technology license is made permanent; we elected to forego our right to royalties and agreed to receive $1,100,000, with $300,000 paid to us by Ice Engineering on January 27, 2010 and $800,000 paid to us by Ice Engineering by February 26, 2010. We received the entire $1,100,000 due under the settlement agreement by the due dates specified in the settlement agreement.
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
(A) Overall Business Strategy
Torvec, Inc. (the “company”) was incorporated as a New York State business corporation in September 1996. The company, which has not had any significant revenue-producing operations and is in the development stage, has developed technology for use in automotive and commercial applications. In September 1996, we acquired numerous patents, inventions and know-how contributed by Vernon E. Gleasman, James Y. Gleasman and Keith E. Gleasman.
(B) Current Status of Business Plan and Ongoing Projects
Our plan of operation for the year ending December 31, 2011 is as follows:
1) to design, build and provide IsoTorque differentials to domestic and foreign original equipment manufacturers, to engage with manufacturers in the performance and durability evaluation of our IsoTorque in rear-wheel and front wheel drive applications and to market the IsoTorque to manufacturers for use in their future vehicle platforms, including automotive and truck fleets;
2) to develop and implement a strategy to sell IsoTorque differentials into the aftermarket, through both a distributor network and direct sales to end users;
3) to design and build prototype units of our IsoTorque differential for integration in the drive wheel assemblies of 21 SC mining shuttle cars under a contract with Eastern Mining & Industrial Supply, Inc., Chapmanville, West Virginia, to jointly evaluate the performance and durability of the prototype units and upon successful evaluation, to build and sell IsoTorque differentials to Eastern for incorporation in 21 SC mining cars it remanufactures for the mining industry;
4) to enhance the design of, build prototype units for, and evaluate the operating performance and efficiencies of our Rota-Torque Hydraulic Pump for commercial and industrial applications and to market the Rota-Torque to industrial manufacturers of hydraulic pump and associated manufacturers.
In addition to the activities to be undertaken by us to implement our plan of operation detailed immediately above, we may expand our marketing activities depending upon future circumstances and developments. Information regarding the company and all of our automotive inventions, including regular updates on technological and business developments, can be found on our website, www.torvec.com.
We continue to focus on productizing two of our core technologies: the IsoTorque® differential and the Rota-Torque hydraulic pump. Preliminary discussions with prospective customers of both products have created much excitement, anticipation and positive feedback.
During the first six months of 2011, we completed our own internal performance tests of the IsoTorque differential. Various automakers now have IsoTorque differentials in their possession for their evaluation purposes in both rear wheel and front wheel drive applications. We are anticipating positive feedback from the testing over the next several months as we jointly work to bring the IsoTorque to the showroom floor. It is customary for this process (initial evaluation, durability, platform selection, platform integration, platform manufacturing and then showroom floor) to take anywhere between 12 to 30 months. We are also pursuing additional customers and markets that have a much faster product development cycle.
During the second quarter of 2011, we began testing our Rota-Torque hydraulic pump at a prominent, independent testing university. This has enabled us to collect data and delineate the necessary specifications to improve, and eventually complete, our development and sales process.
During the first quarter of 2011, we signed Non-Disclosure Agreements (NDA) with two prominent Chinese manufacturers. The NDA’s will allow us to explore relationships that will advance our technology and products further and faster into the world’s largest market. In addition, we are negotiating a marketing agreement with an organization that is focused on developing Torvec’s business in China. This marketing agreement will replace the China joint venture arrangement that was created in June 2010, which was established at that time for similar reasons.

Since October 2010, we have worked very hard to focus our efforts to evolve these two core technologies into revolutionary new products. These events are important milestones in that process.
(C) Company Revenue and Expenses
Three-Month Periods Ended June 30, 2011 and 2010
We did not report any revenue or cost of goods sold for the three month periods ended June 30, 2011 and 2010.
Research and development expenses for the second quarter of 2011 amounted to $216,000 as compared to $67,000 for the comparable quarter of 2010. The increase of $149,000, or 222%, is primarily due to a greater allocation of personnel-related costs and development materials to R&D in 2011.
General and administrative expense for the three months ended June 30, 2011 amounted to $661,000 compared to $599,000 for same three months of 2010. Non-cash stock-based compensation expense attributable to stock options and warrants for the three months ended June 30, 2011 was $379,000, compared with $0 for the three months ended June 30, 2010. Excluding the non-cash stock compensation expense, general and administrative expense for the three months ended June 30, 2011 amounted to $282,000 compared to $599,000. The decrease of $317,000, or 53%, is mainly related to a greater allocation of personnel-related costs and development materials to R&D in 2011, lower board and executive compensation costs, lower marketing expenses and a favorable change in the period cost for our payroll tax liability accrual.
The loss from operations in the second quarter of 2011 was $876,000, compared with a loss from operations in 2010 of $666,000. Other income for 2011 was $1,000, compared with other income of $29,000 in 2010 that resulted from a gain on the sale of certain fixed assets. Preferred stock dividends amounted to $68,000 and $55,000 in 2011 and 2010, respectively.
The net loss attributable to common stockholders for the three month period ended June 30, 2011 was $944,000 as compared to net loss for the same period in 2010 of $692,000. The weighted average diluted common shares outstanding amounted to 45,698,000 and 36,888,000 for the three month periods ended June 30, 2011 and 2010, respectively. The increase in weighted average shares outstanding was due to stock issuances throughout 2010 for the payment of services, as well as for private placements of our common stock to various investors. Diluted net loss per share for the second quarter of 2011 was $0.02, compared with diluted earnings per share for the second quarter of 2010 of $0.02.
Six-Month Periods Ended June 30, 2011 and 2010
Revenue for the six month period ended June 30, 2011 was $30,000. The revenue generated in 2011 was related to the completion of a milestone on a prototype development contract. The cost of goods sold was $17,000 in 2011, or 57% of revenue. Gross profit for the three-month period ended June 30, 2011 was $13,000, or 43%. No revenue or cost of goods sold was reported for the three month period ended June 30, 2010.
Research and development expenses for the six months ended June 30, 2011 amounted to $418,000 as compared to $168,000 for the comparable period in 2010. The increase of $250,000, or 149%, is primarily due to a greater allocation of personnel-related costs and development materials to R&D in 2011.
General and administrative expense for the first six months of 2011 amounted to $1,272,000 compared to $1,347,000 for 2010. Non-cash stock-based compensation expense attributable to stock options and warrants for the six months ended June 30, 2011 was $683,000, compared with $45,000 for the six months ended June 30, 2010. Excluding the non-cash stock compensation expense, general and administrative expense for the first six months of 2011 amounted to $589,000 compared to $1,302,000. The decrease of $713,000, or 55%, is mainly related to a greater allocation of personnel-related costs and development materials to R&D in 2011, lower board and executive compensation costs, a favorable change in the period cost for our payroll tax liability accrual, and lower professional fees.

The loss from operations for the first six months of 2011 was $1,677,000, compared with a loss from operations in 2010 of $1,515,000. Other income for 2011 was $2,000, compared with other income of $1,929,000 in 2010 that resulted primarily from a gain on the settlement of the litigation for our ice technology license to Ice Engineering, LLC. Preferred stock dividends amounted to $136,000 and $130,000 in 2011 and 2010, respectively.
The net loss attributable to common stockholders for the six month period ended June 30, 2011 was $1,811,000 as compared to net income for the same period in 2010 of $284,000. The weighted average diluted common shares outstanding amounted to 45,694,000 and 36,601,000 for the first six months of 2011 and 2010, respectively. The increase in weighted average shares outstanding was due to stock issuances throughout 2010 for the payment of services, as well as for private placements of our common stock to various investors. Diluted net loss per share for the six month periods ended June 30, 2011 was $0.04, compared with diluted earnings per share for the six month period ended June 30, 2010 of $0.01.
(D) Liquidity and Capital Resources
As of June 30, 2011, cash totaled $536,000, a decrease of $982,000 from the beginning of the year. During the six months ended June 30, 2011 and 2010, we used $975,000 and $805,000, respectively, of cash in operating activities. The cash used in operating activities during the first six months of 2011 was mainly attributable to a net loss of $1,676,000, offset in part by non-cash stock compensation and stockholder contribution of services of $683,000. For the first six months of 2010, the cash used in operating activities of $805,000 was mainly attributable to net income of $414,000, less $1,900,000 related to a gain recorded from the settlement of litigation pertaining to a technology license with Ice Engineering, offset in part by an increase in accrued expenses as well as non-cash expenditures related to the issuance of common stock, warrants and stock options to employees, directors, consultants and vendors for services rendered.
We did not expend any funds for investing activities in the six month period ended June 30, 2011. We generated $1,124,000 in cash from investing activities during the first six months of 2010 mainly related to the receipt of $1,100,000 in proceeds from the settlement of litigation pertaining to the technology license with Ice Engineering.
During the first six months of 2011, we used $7,000 for financing activities to pay down outstanding notes payable. During the first six months of 2010, we generated $84,000 from financing activities, as a result of proceeds from sales of common stock, offset in part by payments made to reduce outstanding notes payable.
During the six month period ended June 30, 2011, we issued 14,721 shares of common stock resulting from the conversion of Preferred A shares and related accumulated dividends. During the six month period ended June 30, 2010, we issued 1,456,958 shares of common stock, including 36,534 shares resulting from the conversion of Preferred A shares and related accumulated dividends. During the six month period ended June 30, 2010, we issued 1,054,257 shares to directors and consultants for services rendered, and we sold 360,167 restricted common shares for proceeds of $110,050 to accredited investors in a series of private placements. In addition, for the six month period ended June 30, 2010, we issued 6,000 shares as a result of the exercise of common stock warrants.
Contribution of Shareholder Services
Effective January 1, 2008, the board of directors instituted a compensation plan for James and Keith Gleasman (“the Gleasmans”) by which we would compensate each of them for services performed and inventions and know-how transferred to us at the rate of $300,000 per year. Actual payment of this compensation, or any portion thereof, was conditioned upon a board of director determination that we had the requisite cash, after the complete funding of all ongoing company projects, to make payment.
We did not have the requisite cash available to pay the Gleasmans’ compensation under this arrangement from January 1, 2008 through August 17, 2009, the date on which each of the Gleasmans waived all of his rights and interest in and to the board-created compensation plan, including all of his rights and interest in and to the amount(s) under the plan accrued to such date. As a result of such waiver, of the $942,000 accrued under the plan at June 30, 2009, $900,000 was reclassified to equity as a contribution of services and $42,000 accrued under the plan for payroll taxes was recorded as a reduction to general and administrative expenses in the quarter ended June 30, 2009.
For periods for which there is no compensation plan, we are required to record the estimated value of each of the Gleasman’s services rendered to us (estimated at $300,000 each per annum) as a contribution of services under generally accepted accounting principles applicable to us and are required under the same accounting principles to allocate the amount of such contribution between research and development expenses on the one hand and general and administrative on the other hand. For the years ended December 31, 2010 and 2009, we recorded $125,000 and $200,000 to research and development expense and $236,000 and $400,000 to general and administrative expense, respectively, based upon management’s estimate of the Gleasmans’ time allocation.

Effective March 14, 2010, James Gleasman retired as our chief executive officer, interim chief financial officer and as a member of the board of directors.
For the three month periods ended June 30, 2011 and 2010, we recorded $25,000 to research and development expense and $50,000 to general and administrative expense, based upon management’s estimate of the Gleasmans’ time allocation. For the six months ended June 30, 2011 and 2010, we recorded $50,000 and $75,000 to research and development expense and $100,000 and $136,000 to general and administrative expense, respectively.
Current Cash Outlook
For the period from September 1996 (inception) through June 30, 2011, we have accumulated a deficit of $57,941,000 and at June 30, 2011 we have stockholders’ equity of $78,000 and a current ratio of 0.87. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations. Our senior management believes that based upon our current cash position and the current outlook for our business operations, we will require additional near-term investments to expedite the commercialization of certain technologies. As such, we will need to raise additional capital through debt or equity within the next few months in order to continue operations through June 30, 2012. In addition, we may need to downsize operations or issue shares of common stock to pay for certain expenditures. There can be no assurance, however, that we will be successful in raising additional capital or incurring debt when needed on terms acceptable to us.
(E) Critical Accounting Policies
Revenue Recognition
Our terms provide that customers are obligated to pay for products sold to them within a specified number of days from the date that title to the products is transferred to the customers. Our standard terms are typically net 30 days. We recognize revenue when transfer of title occurs, risk of ownership passes to a customer at the time of shipment or delivery depending on the terms of the agreement with a particular customer and collection is reasonably assured. The sale price of our products is substantially fixed and determinable at the date of the sale based upon purchase orders generated by a customer and accepted by us.
We occasionally enter into prototype development contracts with customers. In such cases, revenue is recognized using either (a) the proportional effort method based on the relationship of costs incurred to date to the total estimated cost to complete a contract, or (b) where appropriate, the milestone method, if milestones are clearly identifiable and substantive. In January 2011, we adopted FASB Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB EITF”. Our adoption of this pronouncement did not have a significant impact on our financial statements.
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

At times, we account for the settlement of our commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of our business consulting shares under FASB ASC 505 (previously known as FASB Statement 123(R) “Share Based Payment”), provided that there are sufficient shares available under the business consulting plan. Under FASB ASC 505, we measure commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, we will follow the provisions of FASB ASC 815-40 (previously known as EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under FASB ASC 815-40, we will record a liability instrument for the resulting changes in fair value from the date incurred to the end of each reporting period until such liability is satisfied.
Recently Issued Accounting Principles
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF”. FASB ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. FASB ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. Our adoption of this pronouncement did not have a significant impact on our financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.

Item 4.	CONTROLS AND PROCEDURES
Disclosure controls and procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of June 30, 2011, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On October 31, 2008, we commenced an action in New York Supreme Court, County of New York, Commercial Division against Ice Engineering, LLC seeking the total balance owed by Ice Engineering to us pursuant to an assignment agreement entered into by the parties, effective June 15, 2007, whereby we assigned all of our rights and interest in an ice technology license granted by Dartmouth College to Ice Engineering in exchange for a 2.8% royalty interest and a cash reimbursement of $3,500,000. The suit was commenced after we had been paid approximately $800,000 in reimbursement monies.
On January 27, 2010, we and Ice Engineering settled this litigation. Under the settlement agreement, our assignment of the ice technology license is made permanent; we elected to forego our right to royalties and will receive $1,100,000 in reimbursement monies, with $300,000 being paid to us by Ice Engineering on January 27, 2010 and $800,000 being paid to us by Ice Engineering by February 26, 2010. We received the entire $1,100,000 due under the settlement agreement by the due dates specified in the settlement agreement.

Item 1A.	Risk Factors
There have been no significant changes to the risk factors facing the company as disclosed in our Form 10-K for the year ended December 31, 2010.

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
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession
2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.
(3)	Articles of Incorporation, By-laws
3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A , Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.5	Certificate of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.

3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing authorized common shares from 40,000,000 to 400,000,000.
(4)	Instruments defining the rights of holders including indentures
None.

(10)	Material Contracts
10.1	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

10.2	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, April 20, 2004, November 16, 2006 and April 1, 2010, respectively;

10.3	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.4	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.5	License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, LLC made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology from Torvec to Ice Engineering, incorporated by reference to current report (Form 8-K) filed July 18, 2007;

10.6	License Agreement by and between High Density Powertrain and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;

10.7	Stock Option Agreement dated September 30, 2010 between the Company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

10.8	Employment Agreement dated October 4, 2010 between the Company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

10.9	Letter Agreement dated October 18, 2010 between the Company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010;

10.10	Stock Option Agreement dated October 18, 2010 between the Company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010;

10.11	2011 Stock Option Plan and template agreements to be used to grant options thereunder, incorporated by reference to annual report (Form 10-K) filed March 29, 2011;

10.12	Agreement dated December 13, 2010 between Heinrocket Inc. as Consultant and Torvec, Inc., incorporated by reference to annual report (Form 10-K) filed March 29, 2011.
(11)	Statement re computation of per share earnings (loss)

Not applicable.

(15)	Letter re: unaudited interim financial information

None.

(18)	Letter re change in accounting principles

None.

(19)	Report furnished to security holders

None.

(22)	Published report regarding matters submitted to vote of security holders

None.

(23)	Consents of experts and counsel

None.

(23.1)	Registered independent accounting firm consent

None.

(24)	Power of attorney

None.

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications — CEO

(31.2)	Rule 13(a)-14(d)/15(d)-14(d) Certifications — CFO

(32)	Section 1350 Certifications

(99)	Additional exhibits

None.

(100)	XBRL-related documents

None.

(101)	The following materials from Torvec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statement of Earnings for the three and six months ended June 30, 2011 and 2010 and for the Period from September 25, 1996 (Inception) through June 30, 2011, (ii) Condensed Statement of Financial Position at June 30, 2011 and December 31, 2010, (iii) Condensed Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and for the Period from September 25, 1996 (Inception) through June 30, 2011 and (iv) Notes to Condensed Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORVEC, INC.

Date: August 12, 2011	By:	/s/ Richard A. Kaplan Richard A. Kaplan Chief Executive Officer

Date: August 12, 2011	By:	/s/ Robert W. Fishback Robert W. Fishback Chief Financial Officer