Form 10-Q
period 2011-09-30
TORVEC INC
filed 2011-11-09
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended SEPTEMBER 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at October 31, 2011
Common Stock, $.01 par value	45,700,399

TORVEC, INC.
(a development stage company)
INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3

Condensed Consolidated Statements of Operations — Three and Nine Month Periods Ended September 30, 2011 and 2010 and for the Period from September 25, 1996 (Inception) through September 30, 2011 (unaudited)	4

Condensed Consolidated Statements of Cash Flows — Nine Month Periods Ended September 30, 2011 and 2010 and for the Period from September 25, 1996 (Inception) through September 30, 2011 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. (Removed and Reserved)	31

Item 5. Other Information	31

Item 6. Exhibits	33

SIGNATURE PAGE	36

EXHIBITS	37

EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
TORVEC, INC.
(a development stage company)
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash	$6,543,000	$1,518,000
Prepaid expenses and other current assets	18,000	48,000

Total current assets	6,561,000	1,566,000

Property and Equipment:
Office equipment and software	125,000	68,000
Shop equipment	118,000	118,000
Leasehold Improvements	243,000	243,000
Transportation equipment	37,000	37,000

	523,000	466,000
Less accumulated depreciation and amortization	291,000	246,000

Net property and equipment	232,000	220,000

Total Assets	$6,793,000	$1,786,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable, current portion	$35,000	$15,000
Accounts payable	119,000	167,000
Accrued liabilities	541,000	618,000
Deferred income	—	21,000

Total current liabilities	695,000	821,000

Notes payable, net of current portion	57,000	26,000
Deferred rent	12,000	19,000

Total Liabilities	764,000	866,000

Commitments and other matters (Note H)

Stockholders’ Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at September 30, 2011 and December 31, 2010: 587,101 and 598,772, respectively	6,000	6,000
b) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at September 30, 2011 and December 31, 2010: 77,500 and 77,500, respectively	1,000	1,000
c) 16,250,000 designated as Class C, Voting, convertible, no dividend, shares issued and outstanding at September 30, 2011 and December 31, 2010: 16,250,000 and 0, respectively	162,000	—
Common stock, $.01 par value, 400,000,000 shares authorized, 45,700,399 and 45,685,678 issued and outstanding, at September 30, 2011 and December 31, 2010, respectively	457,000	457,000
Additional paid-in capital	64,250,000	56,722,000
Deficit accumulated during the development stage	(58,847,000)	(56,266,000)

Total Stockholders’ Equity	6,029,000	920,000

Total Liabilities and Stockholders’ Equity	$6,793,000	$1,786,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

					September 25,
	Three Months	Three Months	Nine Months	Nine Months	1996 (Inception)
	Ended September	Ended September	Ended September	Ended September	through September
	30, 2011	30, 2010	30, 2011	30, 2010	30, 2011

Revenue	$—	$—	$30,000	$—	$452,000
Cost of Goods Sold	—	—	17,000	—	332,000

Gross Profit	—	—	13,000	—	120,000

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation expense	198,000	133,000	616,000	301,000	15,293,000
Stock-based compensation expense related to options and warrants	—	—	—	—	1,647,000

Total research and development	198,000	133,000	616,000	301,000	16,940,000

General and administrative:
G&A costs, excluding stock-based compensation expense	327,000	654,000	916,000	1,956,000	27,647,000
Stock-based compensation expense related to options and warrants	381,000	262,000	1,064,000	307,000	18,657,000

Total general and administrative	708,000	916,000	1,980,000	2,263,000	46,304,000

Asset impairments	—	—	—	—	1,071,000

Total costs and expenses	906,000	1,049,000	2,596,000	2,564,000	64,315,000

Loss from operations	(906,000)	(1,049,000)	(2,583,000)	(2,564,000)	(64,195,000)

Reversal of liability on cancellation of debt	—	—	—	—	1,541,000
Gain on litigation settlement	—	—	—	1,900,000	1,900,000
Other income / (expense)	—	(31,000)	2,000	(2,000)	251,000

Loss Before Income Tax Benefits	(906,000)	(1,080,000)	(2,581,000)	(666,000)	(60,503,000)

Income tax benefits	—	—	—	—	384,000

Net Loss	(906,000)	(1,080,000)	(2,581,000)	(666,000)	(60,119,000)

Net loss attributable to non-controlling interest in subsidiary	—	—	—	—	1,272,000

Net Loss attributable to Torvec, Inc.	(906,000)	(1,080,000)	(2,581,000)	(666,000)	(58,847,000)

Preferred stock beneficial conversion feature	5,589,000	—	5,589,000	—	6,352,000
Issuance of warrants to preferred shareholders	812,000	—	812,000	—	812,000
Preferred stock dividends	67,000	72,000	203,000	156,000	1,881,000

Net Loss attributable to Torvec, Inc. common stockholders	$(7,374,000)	$(1,152,000)	$(9,185,000)	$(822,000)	$(67,892,000)

Net Loss per common share attributable to stockholders of Torvec, Inc.:
Basic and Diluted	$(0.16)	$(0.03)	$(0.20)	$(0.02)

Weighted average number of shares of common stock:
Basic and Diluted	45,700,000	37,576,000	45,696,000	36,878,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

			September 25,
			1996
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(2,581,000)	$(666,000)	$(60,119,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,000	40,000	2,608,000
Loss on impairment of license	—	—	1,071,000
Impairment of goodwill	—	—	19,000
Gain on sale of fixed assets	—	(27,000)	(37,000)
Compensation expense attributable to common stock in subsidiary	—	—	619,000
Common stock issued for services	—	449,000	15,132,000
Stock-based compensation related to stock options	1,064,000	262,000	2,637,000
Warrant modification	—	—	68,000
Warrants issued for services	—	45,000	294,000
Shares issued for future consulting services	—	—	103,000
Stockholder contribution of services	225,000	286,000	4,195,000
Contribution to capital, Ford Truck	—	—	16,000
Common Stock issued in connection with commercializing event plan	—	13,000	63,000
Cancellation of trust shares at trust termination	—	(45,000)	—
Reversal of liability	—	—	(1,541,000)
Gain on sale of Ice Engineering license	—	(1,900,000)	(1,900,000)
Compensatory common stock, options and warrants	—	179,000	18,215,000
Change in fair value measurement	—	30,000	—
Changes in:
Prepaid expenses and other current assets	41,000	103,000	154,000
Deferred revenue	(21,000)	—	(91,000)
Deferred rent	(7,000)	(7,000)	12,000
Change in accrued payroll taxes	(78,000)	125,000	268,000
Accounts payable and other accrued expenses	(146,000)	(79,000)	4,011,000

Due to a related party	—	(11,000)	—

Net cash used in operating activities	(1,458,000)	(1,203,000)	(14,203,000)

Cash flows from investing activities:
Purchase of property and equipment	(3,000)	(3,000)	(366,000)
Cost of acquisition	—	—	(16,000)
Proceeds from sale of license	—	1,100,000	1,900,000
Proceeds from sale of fixed assets	—	27,000	37,000

Net cash (used in) provided by investing activities	(3,000)	1,124,000	1,555,000

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	—	127,000	9,223,000
Net proceeds from sales of preferred stock	6,500,000	—	10,037,000
Net proceeds from sale of subsidiary stock	—	—	234,000
Net proceeds from issuance of notes payable	—	57,000	57,000
Repayments of notes payable	(14,000)	(29,000)	(74,000)
Proceeds from loans	—	—	335,000
Repayments of loans	—	—	(109,000)
Repayment of officer & stockholder loans and advances	—	—	(147,000)
Distributions	—	—	(365,000)

Net cash provided by financing activities	6,486,000	155,000	19,191,000

Net increase in cash	5,025,000	76,000	6,543,000

Cash at beginning of period	1,518,000	41,000	—

Cash at end of period	$6,543,000	$117,000	$6,543,000

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statement of Cash Flows (continued)
(Unaudited)

			September 25,
			1996
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2011	2010	2011

Noncash investing and financing activities:
Preferred stock issued in payment of dividend	$—	$—	$61,000
Issuance of common stock for license	—	—	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	—	—	2,907,000
Notes payable exchanged for common stock	—	—	50,000
Advance settled with common stock	—	—	25,000
Loss on exchange of noncontrolling interest	—	—	232,000
Shares issued for future consulting services	—	—	103,000
Issuance of common stock for a finder’s fee	—	—	225,000
Advance from stockholder	—	—	250,000
Contribution of FTV Ford Truck	—	—	16,000
Ice Engineering LLC payable netted against receivable	—	—	91,000
Common stock issued in settlement of director fee payable	—	35,000	121,000
Common stock issued in settlement of patent expense	—	—	117,000
Issuance of common stock as payment for Preferred A and B dividends	3,000	46,000	171,000
Purchases of assets with debt	65,000	—	106,000
Preferred stock offering costs included in accounts payable and other accrued expenses	99,000	—	99,000

Supplemental Disclosures:
Interest paid	$2,000	$1,000	$76,000
Income taxes paid	—	—	1,000
See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — THE COMPANY AND BASIS OF PRESENTATION
The interim information contained herein with respect to the three and nine month periods ended September 30, 2011 and 2010 and the period from September 25, 1996 (inception) through September 30, 2011 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and nine month periods ended September 30, 2011 and 2010 and since inception. The results are not necessarily indicative of results to be expected for the entire year. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current year presentation.
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
For the period from September 1996 (inception) through September 30, 2011, we have accumulated a deficit of $58,847,000 and at September 30, 2011 we have stockholders’ equity of $6,029,000 and a current ratio of 9.4 to 1.0. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations. In September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new class of preferred stock. The proceeds from this transaction will be used to support the ongoing development and marketing of our technologies. Our senior management believes that based upon our current cash position and the current outlook for our business operations, we have sufficient cash to continue operations through September 30, 2012.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[1] Consolidation
The financial statements include the accounts of the company, our wholly-owned subsidiaries Iso-Torque Corporation, Variable Gear LLC and Creative Performance Consultants Inc., our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at September 30, 2011 and December 31, 2010), and our majority-owned joint venture, Torvec China, LLC, (60% ownership interest at September 30, 2011). As of September 30, 2011, each of the subsidiaries and the joint venture are non-operational. Except for Iso-Torque Corporation, we are in the process of dissolving these entities. All material intercompany transactions and account balances have been eliminated in consolidation.
[2] Cash and Cash Equivalents
Cash and cash equivalents may include time deposits, certificates of deposit, and highly liquid debt instruments with original maturities of three months or less. We maintain cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.
[3] Accounts Receivable
We carry our accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. We do not accrue interest on past due invoices. There was no allowance for doubtful accounts as of September 30, 2011 and December 31, 2010, as determined by management.

[4] Property and Equipment
Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are being amortized over the shorter of lease term or useful life.
Depreciation expense for property and equipment was approximately $14,000 and $45,000 for the three and nine month periods ended September 30, 2011, respectively, and approximately $13,000 and $40,000 for the three and nine month periods ended September 30, 2010, respectively.
[5] Research and Development and Patents
Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel costs, purchase of parts and materials, depreciation and consulting services. Depreciation expense charged to research and development was approximately $5,000 and $15,000 in the three and nine month periods ended September 30, 2011, respectively, and approximately $4,000 and $12,000 in the three and nine month periods ended September 30, 2010, respectively.
Patent costs were approximately $80,000 and $158,000 in the three and nine month periods ended September 30, 2011, respectively, and approximately $128,000 and $138,000 in the three and nine month periods ended September 30, 2010, respectively.
[6] Income Taxes
We account for income taxes using the asset and liability method described in FASB (Financial Accounting Standards Board) ASC (Accounting Standards Classification) 740-10 which requires recording of deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adopted FASB ASC 740-10 relating to “accounting for uncertainty in income taxes” on January 1, 2008. As a result of the implementation of FASB ASC 740-10, we recognized no adjustment for uncertain tax positions. As of September 30, 2011, we have not recognized an increase or decrease to reserves for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions. The tax years 2008 through 2010 remain open to examination by the federal and state tax jurisdictions to which we are subject.
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
[8] Earnings / Loss per Common Share
FASB ASC 260-10 (previously known as FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At September 30, 2011, there were 28,255,968 potential common shares relating to outstanding convertible preferred stock, options and warrants that were excluded from our diluted net loss per common share calculation because they are anti-dilutive. At September 30, 2010, there were 7,722,949 potential common shares relating to outstanding convertible preferred stock, options and warrants that were excluded from our diluted net loss per common share calculation because they are anti-dilutive. We also excluded 625,000 warrants at September 30, 2011 and 2010 as the performance-based conditions for their vesting were not yet satisfied.

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
During the first quarter of 2011, we entered into a prototype development agreement to design, build and integrate our IsoTorque differential into the product of a customer for total consideration of $120,000. Milestones include completion of design, manufacturing of a prototype, and installation / integration of the prototype. The payment required for each milestone was considered to be substantive based on the fact that performance required by us in order to achieve the milestone enhanced the value of the item delivered and is reasonable in relation to all of the deliverables. Through September 30, 2011, the first milestone, consisting of the completion and delivery of the design for the prototype, was completed and delivered and resulted in the recognition of revenue in the amount of $30,000, as well as the related costs incurred to complete this milestone. Further revenue will be recognized, as well as related costs, upon reaching certain other milestones defined in the contract. Costs related to milestones not yet reached are deferred and included in other current assets.

[12] Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. ASU No. 2011-05 requires entities to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU No. 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 is effective retrospectively for annual and interim reporting periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05 is not expected to have a significant impact on our financial statements, as we currently do not have any adjustments to net income in the determination of such comprehensive income.
In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB EITF”. ASU No. 2010-17 is limited to research or development arrangements and requires that this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received) of recognizing revenue. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration. The guidance in this ASU applies to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU No. 2010-17 was effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption was permitted. The adoption of this pronouncement did not have a significant impact on our financial statements.
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
For periods for which there is no compensation plan, we are required to record the estimated value of each of the Gleasman’s services rendered to us (estimated at $300,000 each per annum) as a contribution of services under generally accepted accounting principles and are required under the same accounting principles to allocate the amount of such contribution between research and development expenses and general and administrative expenses. For the three and nine month periods ended September 30, 2011, we recorded a total of $75,000 and $225,000 in expense related to management’s estimate of value received for the Gleasmans’ time, of which $25,000 and $75,000, respectively, was allocated to research and development, with the remainder allocated to general and administrative expense. For the three and nine month periods ended September 30, 2010, we recorded a total of $75,000 and $286,000 in expense related to management’s estimate of value received for the Gleasmans’ time, of which $25,000 and $100,000, respectively, was allocated to research and development, with the remainder allocated to general and administrative expense.
Effective March 14, 2010, James Gleasman retired as our chief executive officer, interim chief financial officer and as a member of the board of directors.
During the year ended December 31, 2009, James Gleasman loaned us $22,000 for compensation to the engineers. As of December 31, 2010, we had repaid the full amount of this loan.
[2] During the three and nine month periods ended September 30, 2011, we paid a total of approximately $26,000 and $74,000, respectively, in cash to a member of the Gleasman family for administrative, technological and engineering services. During the three and nine month periods ended September 30, 2010, we paid a total value of approximately $23,400 and $60,450, respectively, in a combination of cash and shares of common stock for such services.
[3] During the three and nine month periods ended September 30, 2011, we paid a total of approximately $24,000 and $68,000, respectively, in cash to a family member of our general counsel for engineering services. During the three and nine month periods ended September 30, 2010, we paid a total value of approximately $21,480 and $62,650, respectively, in a combination of cash and shares of common stock for such services.
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

[5] On August 18, 2006, we granted 400,000 nonqualified common stock warrants valued at approximately $1,237,000 for consulting services to an enterprise, one of whose members was a director. The warrants were immediately exercisable at $3.27 per common share for a period of ten years. These warrants were modified by mutual agreement of the parties effective October 15, 2010. These modified warrants are immediately exercisable at $0.44 per common share for a period of ten years from the modification date. This modification was valued at $68,000 and we recognized this expense in the fourth quarter of 2010.
[6] On October 26, 2010, we issued 164,187 common shares valued at approximately $62,400 to each of our chairman of the board and general counsel for services rendered in connection with the engagement of our new chief executive officer.
[7] On December 13, 2010, we executed a consulting agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. Through September 30, 2011, we have not recorded any expense for services rendered in relation to this agreement.
[8] On September 23, 2011, we sold and issued a total of 16,250,000 shares of Series C Voting Convertible Preferred Stock and warrants to purchase 1,625,000 shares of our common stock in a private placement transaction, generating gross proceeds of $6,500,000. Three members of our board of directors and one executive officer participated in the transaction, acquiring 687,500 preferred shares and associated warrants for $275,000 (approximately 4.2 percent of the entire transaction). (See Note G[2](c).)
NOTE E — ACCRUED LIABILITIES
At September 30, 2011 and December 31, 2010, accrued liabilities consist of the following:

	September 30,	December 31,
	2011	2010
Accrued Compensation	$17,000	$32,000
Accrued Payroll Taxes Payable	390,000	484,000
Accrued Legal	109,000	47,000
Other	25,000	55,000

	$541,000	$618,000

NOTE F — NOTES PAYABLE
On July 19, 2010, we received a net amount of $57,000, after payment of $3,000 in legal expenses, in connection with a Securities Purchase Agreement for the issuance of a Convertible Note in the principal amount of $60,000 due and payable on April 2, 2011, with interest payable at the rate of 8% per annum. The outstanding Note principal can be converted, in whole or in part, into the company’s common stock at the election of the Holder from time to time beginning 180 days after the July 2, 2010 issue date. The conversion price is equal to 58% of the average of the three lowest closing bid prices of the company’s common stock during a 10 day trading period immediately prior to the date the Holder’s conversion notice is sent to the company. We may prepay the principal amount of the Note and all accrued interest at any time beginning on the July 2, 2010 issue date and expiring 180 days thereafter. In the event we elect to prepay within the first 90 days, the repayment amount is 150% of the $60,000 principal amount and outstanding accrued interest and if between the 91st and the 180th day, the repayment amount is 175% of the $60,000 principal amount and outstanding accrued interest. In the event of default, the amount of principal and interest not paid when due bears interest at the rate of 22% per annum and the Note becomes immediately due and payable. The Note agreement contains covenants requiring the Holder’s written consent for certain activities not in existence or not committed to by us on the date of issuance as follows: common stock dividend distributions in cash or shares, stock repurchases, borrowings, sale of significantly all assets, certain advances and loans in excess of $100,000 and certain guarantees with respect to third-party liabilities. Due to the prepayment penalty clause in the agreement, we recorded a $30,000 charge to other expense in the Condensed Consolidated Statements of Operations as of September 30, 2010. As of September 30, 2010, the Condensed Consolidated Balance Sheets reflect a liability of $90,000 for the convertible note, consisting of the $60,000 principal and the $30,000 prepayment penalty. In order to prevent conversion of the Note into our common stock at a discount of 42%, on November 22, 2010, we elected to exercise our prepayment right by tendering approximately $106,700 to the Holder, which amount represented the principal of $60,000 and the entire amount of the Optional Prepayment Amount under the Note of $45,000, in addition to accrued interest of approximately $1,700. As a result of such prepayment, the Note was paid in full and the Securities Purchase Agreement is of no further legal effect. Both the prepayment penalty and the interest were recorded as other income / (expense) in the Consolidated Statements of Operations for the quarter and year ended December 31, 2010.

In November 2010, we completed a construction project for some additional office space at our leased corporate office facility. The cost of the leasehold improvement was $32,500 and the landlord agreed to finance this cost over the remaining initial term of the lease which expires in May 2013. The monthly payments are approximately $1,100 per month. At December 31, 2010, the outstanding balance on this note was approximately $32,500, of which $19,100 was classified as a non-current liability. At September 30, 2011, the outstanding balance on this note was approximately $22,500, of which $9,000 was classified as a non-current liability.
In November 2010, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout. The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170. At December 31, 2010, the outstanding balance on this note was approximately $8,700, of which $7,000 was classified as a non-current liability. At September 30, 2011, the outstanding balance on this note was approximately $7,600, of which $5,800 was classified as a non-current liability.
In August 2011, we financed the purchase of engineering design software, along with a one-year maintenance agreement, through a three year loan maturing in August 2014, and collateralized by the software. The total cost of the software and the maintenance agreement was approximately $64,800. The monthly payments are approximately $2,100 per month. At September 30, 2011, the outstanding balance on this note was approximately $61,700, of which $41,800 was classified as a non-current liability.
NOTE G — STOCKHOLDERS’ CAPITAL DEFICIT
[1] Issuances of Common Stock
During the three month period ended September 30, 2011, we did not issue any shares of common stock. During the nine month period ended September 30, 2011, we issued 14,721 shares of common stock resulting from the conversion of Preferred A shares and related accumulated dividends.
During the three month period ended September 30, 2010, we issued a total of 579,405 shares of common stock. We issued 506,834 shares to directors and consultants for services rendered, and we sold 72,571 restricted common shares for proceeds of $27,800 to accredited investors in a series of private placement transactions.
During the nine month period ended September 30, 2010, we issued 2,036,363 shares of common stock. We issued 36,534 shares resulting from the conversion of Preferred A shares and related accumulated dividends, 1,561,091 shares to directors and consultants for services rendered, 6,000 shares as a result of the exercise of common stock warrants, and we sold 432,738 restricted common shares for proceeds of $137,850 to accredited investors in a series of private placements.
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
Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 189,750 shares of Class A Preferred into our common stock (on a one to one basis) through September 30, 2011. For the three and nine month periods ended September 30, 2011, 0 and 6,250 shares of Class A Preferred, respectively, were converted. For the three and nine month periods ended September 30, 2010, 0 and 25,000 shares of Class A Preferred shares, respectively, were converted.
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
Through September 30, 2011, an aggregate Class A Preferred dividend amounting to approximately $242,000 was settled through the issuance of 11,339 Class A Preferred and of 100,924 common shares of the company. For the three and nine month periods ended September 30, 2011, we issued 0 and 3,050 shares of common stock, respectively, in settlement of accumulated dividends, and holders also converted 0 and 5,421 shares of Class A Preferred (that resulted from previous dividend issuances) into 0 and 5,421 shares of common stock, respectively. For the three and nine month periods ended September 30, 2010, we issued 0 and 11,534 shares of common stock in settlement of accumulated dividends.
At September 30, 2011 and December 31, 2010, there were 587,101 and 598,772 shares of Preferred A stock outstanding, respectively. Cumulative dividends payable upon conversion of these outstanding shares of Class A Preferred amounted to approximately $1,501,000 and $1,339,000 as of September 30, 2011 and December 31, 2010, respectively. In the event of a liquidation, Preferred A shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.
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

Since its designation, Class B Preferred shareholders have converted an aggregate 20,000 shares of Class B Preferred into our common stock (on a one to one basis) through September 30, 2011, with no shares of Class B Preferred converted in the three and nine month periods ended September 30, 2011 and 2010, respectively.
Upon conversion, converting Class B Preferred shareholders are entitled to receive, in accordance with the terms of the Class B Preferred, dividends payable either in cash, or in Class B Preferred shares at our discretion. The number of Class B Preferred shares payable as a dividend is typically calculated by dividing the dollar amount of the accumulated dividend payable by $5.00. Class B Preferred shares issued as dividends do not accrue additional dividends. Dividends paid in Class B Preferred shares are immediately convertible into common shares on a one-to-one basis. Through September 30, 2011, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.
At times, our board may elect to settle the dividends directly through the issuance of common stock in lieu of cash. The number of shares of common stock issued is based on the market price of the stock of the company at the time of the conversion.
Through September 30, 2011, we have issued 30,103 restricted common shares in payment of Class B dividends amounting to $24,082, based on the market value of our stock at the time of conversion.
At September 30, 2011 and December 31, 2010, there were 77,500 shares of Preferred B stock outstanding, respectively. Cumulative dividends payable upon conversion of these outstanding shares of Class B Preferred amounted to approximately $233,000 and $204,000 as of September 30, 2011 and December 31, 2010, respectively. In the event of a liquidation, Preferred B shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.
(c) Class C Preferred Stock
In September 2011, the board of directors authorized, and Class A Preferred and Class B Preferred shareholders approved, a third series of preferred stock, namely 16,250,000 shares of Class C Voting Convertible Preferred Stock (“Class C Preferred”). On September 23, 2011, we sold and issued a total of 16,250,000 shares of Series C Voting Convertible Preferred Stock and warrants to purchase 1,625,000 shares of our common stock in a private placement transaction, generating gross proceeds of $6,500,000. Direct expenses of approximately $99,000 pertaining to the transaction, consisting of primarily external legal costs, have been accrued as of September 30, 2011, resulting in net proceeds to be reflected of approximately $6,401,000.
Each Class C Preferred share is convertible, at the holder’s election, into one share of the Company’s common stock. The conversion rate is subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock.
The Class C Preferred shares have a liquidation preference at their stated value per share of $0.40 that is senior to the Company’s common stock, and the Company’s Class A Non-Voting Cumulative Convertible Preferred Shares and Class B Non-Voting Cumulative Convertible Preferred Shares. The liquidation preference is payable upon a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon a deemed liquidation of the Company.
The Class C Preferred shares have no right to receive dividends and have no redemption right. The Class C Preferred shares vote with the common stock on an as-converted basis.
The associated warrants have a ten (10) year term and are immediately exercisable for 1,625,000 shares of common stock. The warrants are exercisable, at the holder’s election, for shares of the Company’s common stock in either a cash or cashless exercise. The warrants have an exercise price equal to the greater of (i) $0.01 or (ii) eighty percent (80%) of the volume weighted average sale price per share of the Company’s common stock during the ten (10) consecutive trading days immediately preceding the notice of exercise. The number of warrants and exercise price are subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock. We estimated a value of $.50 per warrant, or a total of approximately $812,000, using a weighted average of assigned probabilities for various gain scenarios at certain price points based on expected volatility. As a result of the combined issuance of the Class C Preferred stock with the associated warrants, we reflected a non-cash distribution on the Class C Preferred shares for the warrants issued in our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2011. (See Note G[9](o).)

In conjunction with the issuance of the 16,250,000 shares of Class C Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price after allocation of the proceeds to the related warrants, and determined that the value of the non-cash beneficial conversion feature is approximately $5,589,000, which is reflected in our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2011 as an adjustment to arrive at the net loss attributable to common stockholders. (See Note G[9](o).)
For the three and nine month periods ended September 30, 2011, no Class C Preferred shareholders have converted shares of Class C Preferred into common stock. At September 30, 2011, there were 16,250,000 shares of Preferred C stock outstanding.
[3] Business Consultants Stock Plan
For the three month periods ended September 30, 2011 and 2010, we issued 0 and 472,548 common shares to business consultants under the Business Consultants Stock Plan and charged $0 and $165,000, respectively, to operations in connection with these share issuances. For the nine month periods ended September 30, 2011 and 2010, we issued 0 and 1,548,367 common shares to business consultants under the Business Consultants Stock Plan and charged $0 and $628,000, respectively, to operations in connection with these share issuances. Share issuances are valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which are valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which are valued as of the end of each month effective February 17, 2009.
On March 23, 2010, the board of directors approved an increase in the number of common shares reserved for issuance under our Business Consultants Stock Plan by 5,000,000 common shares to a total of 15,000,000 shares authorized under the Plan. These shares were registered under the Securities Act of 1933 by the filing of a registration statement on Form S-8 with the Securities and Exchange Commission which became effective on April 1, 2010.
On September 18, 2011, the board of directors voted to terminate the Business Consultants Stock Plan, effective immediately. As of September 18, 2011, a total of 10,988,283 shares had been issued under the Business Consultants Stock Plan. On October 7, 2011, we filed a Form S-8 with the Securities and Exchange Commission to deregister the remaining 4,011,717 shares that were available for future issuance.
[4] Nonmanagement Directors Plan
On October 1, 2004, the board of directors approved a Nonmanagement Directors Plan pursuant to which each nonmanagement director was entitled to receive, if certain conditions are met, on an annual basis for services rendered as a director, warrants to purchase 12,000 shares of our common stock at $.01 per share. In addition, the chairman of the audit committee was entitled to receive, on an annual basis for services rendered as chairman, additional warrants for 5,000 shares of our common stock at $.01 per share.
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
The Nonmanagement Directors Plan was also modified to provide that the chairman of the board, chairman of the executive committee and chairman of the governance and compensation committee, one person, would be paid an aggregate $110,000 per annum for all services rendered by him as a director and in such capacities. The effective date for these adjustments to the plan was July 1, 2007.
On April 28, 2008, the plan was again modified to increase the compensation of the person serving as chairman of the board, chairman of the executive committee, chairman of the governance and compensation committee (one person) to $125,000 per annum.
On November 3, 2010, the board of directors terminated the Nonmanagement Directors Plan.
During the three month periods ended September 30, 2011 and 2010, we issued 0 and 194,529 common shares under the Business Consultants Plan to satisfy payables for services rendered by our nonmanagement directors in their capacity as directors and valued these shares at $0 and $68,000, respectively, for such periods. During the nine month periods ended September 30, 2011 and 2010, we issued 0 and 540,468 common shares under the Business Consultants Plan to satisfy payables for services rendered by our nonmanagement directors in their capacity as directors and valued these shares at $0 and $212,000, respectively, for such periods.

[5] Shares Issued for Consulting Services
On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the company under their consultant agreements. We issued business consultant common shares to the trust from time to time, contingent on the performance of services by the consultants under such consulting agreements. We determined the fair value of shares issued to the trust using the closing market price on the date immediately prior to the date of issuance. Shares issued in excess of the consulting invoices were classified as shares issued for consulting services.
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
The 2007 Event Plant specifically provided that the participants in the commercializing event plan shall be entitled to receive payments as described in the plan regardless of the number of commercializing events, in the aggregate or with respect to any given technology.
We account for the settlement of our commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of our business consulting shares under FASB ASC 505 (previously known as FASB Statement 123R “Share Based Payment”), provided that there are sufficient shares available under the business consulting plan. Under FASB ASC 505, we measure commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, we will follow the provisions of FASB ASC 815 (previously known as EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under FASB ASC 815, we will record a liability instrument for the resulting changes in fair value from the date due to the end of each reporting period until such liability is satisfied.

For the three and nine month periods ended September 30, 2010, we issued 0 and 32,077 common shares under the 2007 Event Plan with a value upon issuance of $0 and $13,000, respectively.
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
[7] Restricted Shares Issued for Services and Rent
From fiscal 1998 through September 30, 2011, we granted an aggregate 478,737 restricted shares of common stock, valued at approximately $811,500, as payment for services and rent.
For the three and nine month periods ended September 30, 2010, we issued 34,286 and 101,581 restricted shares of common stock for internal accounting and financial consulting services valued at approximately $12,000 and $39,000, respectively. We did not issue any shares of common stock for internal accounting and financial consulting services for the three and nine month periods ended September 30, 2011.
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
By its terms, the 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. No options were granted, expired, or exercised during the three and nine month periods ended September 30, 2011 and 2010. Through September 30, 2011, a total of 1,823,895 stock options had been granted under the Plan, no stock options had been exercised, and 1,282,047 stock options have expired. As of September 30, 2011, there were 541,848 outstanding stock options under the 1998 Plan with a weighted average exercise price of $4.75, all of which were fully vested.
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
In the first quarter of 2011, we granted a stock option to an employee for 1,000 common shares at an exercise price of $1.58 per share with a ten year term and a four year vesting period. No stock options were granted under the 2011 Plan during the second and third quarters of 2011.
For the three and nine month periods ended September 30, 2011, we granted 276,000 stock options under the 2011 Plan, and no options expired or were exercised. As of September 30, 2011, there were 276,000 outstanding stock options under the 2011 Plan, 25,000 of which were vested.
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
On January 27, 2011, our shareholders approved the issuance of stock options to 5 directors each for 250,000 common shares exercisable at $.90 per common share. Each option is conditioned upon the optionee serving as a director and vests in four tranches of 62,500 shares on each of the four annual anniversary dates of January 27, 2011. The optionee must exercise each 62,500 share tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche.
Also, on January 27, 2011, our shareholders approved the issuance of stock options for 100,000 common shares to a consultant acting in the capacity as a special adviser to the board. The options are exercisable at $.90 per common share. Each option is conditioned upon the optionee continuing to serve as a consultant and vests in four tranches of 25,000 shares on each of the four annual anniversary dates of January 27, 2011. The optionee must exercise each 25,000 share tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche.
As of September 30, 2011, there were a total of 7,260,000 non-plan options outstanding, of which 3,572,500 were fully vested. During the three and nine month periods ended September 30, 2011, no additional non-plan stock options became vested.
(d) Summary
For the three month periods ended September 30, 2011 and 2010, compensation cost related to all stock options amounted to approximately $380,000 and $262,000, respectively. For the nine month periods ended September 30, 2011 and 2010, compensation cost related to all stock options amounted to approximately $1,064,000 and $262,000, respectively. As of September 30, 2011, there was $2,280,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over the next 4 1/4 years.

For the nine month period ended September 30, 2011, the weighted average grant date fair value of all stock options granted was $1.58 per share, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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
The following summarizes the activity of all of our outstanding stock options for the nine month period ended September 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	6,551,848	$1.08
Granted	1,626,000	.90
Exercised	—	—
Canceled or expired	(100,000)	$5.00
Outstanding at September 30, 2011	8,077,848	$1.00	7.2 years	$5,660,000
Exercisable at September 30, 2011	4,139,348	$1.37	7.8 years	$2,915,000
[9] Warrants
As of September 30, 2011, outstanding warrants to acquire shares of our common stock are as follows:

				Number of		Number of
Exercise				Warrants		Warrants
Price		Expiration		Outstanding		Exercisable
(a	)	(a	)	125,000	(a)	—
$.75		None		500,000	(b)	—
$.01		2015-2016		54,500	(c)	54,500
$.01		None		3,000	(d)	3,000
$5.00		None		95,000	(e)	95,000
$5.00		2016		100,000	(e)	100,000
$.01		None		60,000	(f)	60,000
$.01		2016		3,750	(g)	3,750
$1.00		None		20,500	(h)	20,500
$.44		2020		400,000	(i)	400,000
$3.75		2016		200,000	(j)	200,000
$5.00		2016		30,000	(k)	30,000
$5.00		2017		50,000	(l)	50,000
$5.00		2017		100,000	(m)	100,000
$2.50		2020		100,000	(n)	100,000
$ (o	)	2021		1,625,000	(o)	1,625,000

				3,466,750		2,841,750

(a)	Exercisable only if we have an IPO and exercisable at the IPO price five years from IPO. Through September 30, 2011, we have not conducted an IPO.

(b)	On April 15, 2002, we issued 1,000,000 warrants at prices ranging from $.30 to $.75 to our then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $.30, and 250,000 were exercisable at $.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the occurrence of a significant transaction, which includes execution by us of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of our automotive technology, at $.75 per share. We will record a charge representing the fair value of the warrants when the warrants become exercisable.

(c)	We have issued an aggregate 123,500 warrants at an exercise price of $0.01 with a ten year term to our nonmanagement directors for services rendered to the board under our Nonmanagement Directors Plan prior to its amendment on October 13, 2006. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006. An aggregate 69,000 warrants have been exercised for proceeds of $690.

(d)	In 2005, we issued 12,500 warrants to consultants, immediately exercisable at $0.01 per common share. During 2005 and 2006, 3,500 of these warrants were exercised. During the year ended December 31, 2010, an additional 6,000 of these warrants were exercised. The 3,000 remaining outstanding warrants have no expiration date.

(e)	In 2005, we issued 95,000 warrants to two engineering and administrative consultants, exercisable immediately at $5.00 per common share. During 2006, we issued an additional 100,000 warrants to these same consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if there is a commercializing event as determined by the board of directors. During 2008, these warrants were cancelled and new warrants were issued to the same consultants for an aggregate 195,000 shares exercisable until 2016 at $5.00 per common share and conditioned upon the happening of a commercializing event as determined by the board. We recorded a charge of $249,000 in 2008 to general and administrative expense. In 2010, 95,000 of the total number of 195,000 warrants issued to these consultants were modified to eliminate both the term and the commercializing event condition for exercise. The charge related to the modification was insignificant.

(f)	During 2005, we issued 60,000 warrants to an engineering consultant exercisable immediately at $5.00 per common share and with no expiration date.

(g)	During 2005, we issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share and with a ten year term. During 2006, we issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share and with a ten year term. Through September 30, 2011, an aggregate of 194,599 of these warrants have been exercised for proceeds of approximately $1,258. No warrants were exercised in the three and nine month periods ended September 30, 2011.

(h)	During 2006, one investor purchased 20,500 warrants with no expiration date and an exercise price of $1.00 per common share, for a purchase price of $2,000.

(i)	During 2006, we issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. Effective October 15, 2010, these warrants were modified and reissued upon the mutual agreement of the parties. Effective October 15, 2010, we issued 400,000 warrants immediately exercisable at $.44 per common share for a period of ten years from the modification date. As a result of the modification, we recorded a charge of $68,000 to general and administrative expenses in the fourth quarter of 2010.

(j)	During 2006, we issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to a former governmental affairs consultant.

(k)	In 2006, we issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share.

(l)	During 2007, we issued 50,000 warrants exercisable for ten years at $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant who assisted us to potentially place our products in various state school bus programs. We recorded a charge of $249,000 to general and administrative expenses.

(m)	During 2007, we issued 100,000 warrants immediately exercisable for ten years at an exercise price of $5.00 per common share to two engineering consultants in connection with our engagement to furnish constant velocity joints to a military contractor. We recorded a charge of $401,000 to general and administrative expenses.

(n)	On February 17, 2010, we issued 100,000 common stock warrants exercisable for ten years at an exercise price of $2.50 per common share to an adviser. We recorded a charge of $45,000 to general and administrative expenses in the first quarter of 2010.

(o)	On September 23, 2011, we issued 1,625,000 common stock warrants in connection with the sale and issuance of a total of 16,250,000 shares of Series C Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $6,500,000. The warrants have a ten (10) year term and are immediately exercisable for 1,625,000 shares of common stock. The warrants are exercisable, at the holder’s election, for shares of our common stock in either a cash or cashless exercise. The warrants have an exercise price equal to the greater of (i) $0.01 or (ii) eighty percent (80%) of the volume weighted average sale price per share of our common stock during the ten (10) consecutive trading days immediately preceding the notice of exercise. The number of warrants and exercise price are subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock. (See Note G[2](c).)

We typically use the Black-Scholes option-pricing model to estimate the fair value of stock-based awards. However, for the 1,625,000 warrants issued in September 2011, the exercise price is variable based on 80% of the price of our common stock on the date of exercise. For the valuation of these particular warrants, we used a weighted average of assigned probabilities for various gain scenarios at certain price points based on expected volatility of approximately 136% over an assumed term of five years to estimate an overall value of these warrants, which amounted to approximately $812,000, or $.50 per warrant. These inputs are unobservable inputs based on our own assumptions used to measure the value of the instrument. Accordingly, these warrants are classified within Level 3 of the fair value hierarchy in accordance with FASB ASC 820.
The following weighted average assumptions were used to value warrants granted during the nine month period ended September 30, 2010:

Term	10.00 years
Risk-free rate	3.74%
Volatility	122.25%
Dividend yield	0.0%
The following summarizes the activity of our outstanding warrants for the nine month period ended September 30, 2011:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value
Outstanding at January 1, 2011	1,841,750	$2.18		7.79 years
Granted	1,650,000	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2011	3,466,750	$2.18	(A)	8.8 years	(B)	$1,127,000
Exercisable at September 30, 2011	2,841,750	$2.77		8.8 years	(C)	$852,000

(A)	The weighted average exercise price for warrants outstanding as of September 30, 2011 excludes 1,775,000 warrants with no determined exercise price.

(B)	The weighted average remaining contractual term for warrants outstanding as of September 30, 2011 excludes 803,500 warrants with no expiration date.

(C)	The weighted average remaining contractual term for warrants exercisable as of September 30, 2011 excludes 178,500 warrants with no expiration date.

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
Rent expense for each of the three month periods ended September 30, 2011 and 2010 was approximately $15,000. Rent expense for each of the nine month periods ended September 30, 2011 and 2010 was approximately $44,000.
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

[3] Consulting Agreements
Effective July 1, 2010, we engaged the services of a consulting firm to provide expertise in local, state and federal governmental relations, to advise us with respect to media relations, business development and in negotiating with industry representatives. We agreed to pay the consultant an annual retainer of $48,000 to be paid in quarterly installments of $12,000 beginning July 1, 2010. The agreement was for a one year term.
Effective July 1, 2010, we engaged a consultant to provide us with assistance in the development of strategic plans, financial modeling, licensing agreements, partnership agreements and general funding opportunities. We agreed to pay the consultant an annual retainer equal to $34,500 to be paid in quarterly installments of $8,625 beginning July 1, 2010. We also agreed to pay the consultant a commission equal to 4% of the value received by us from third parties introduced by or through the auspices of the consultant for a period of a minimum of 4 years beyond the initial term of the agreement. The agreement was for a two year term.
On March 31, 2011, we signed a modification agreement pursuant to which, in exchange for a one-time payment of $17,250, all of the cash obligations under these two agreements were cancelled. The 4% commission with respect to the second agreement remains in effect through January 1, 2017.
[4] Prototype Development Agreement
On January 28, 2011, we announced that we entered into a contract with a West Virginia remanufacturer of components for the mining and associated industrial equipment industry to develop, evaluate, manufacture and sell our IsoTorque® differential technology in mining shuttle cars. The contract calls for us to design and build a prototype IsoTorque® unit for installation in a 21 SC model mining shuttle car. The remanufacturer will pay us $120,000 for the initial development. Upon successful completion of the prototype phase, the parties have agreed that we will sell 100% of the differential requirements for all 21 SC model mining shuttle cars remanufactured by the remanufacturer on an exclusive basis. Minimum purchase requirements will be established after the first anniversary of the agreement. Through September 30, 2011, we have recorded $30,000 in revenue associated with this agreement, and we have received payment accordingly.
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
Over the past year, we believe that we have made significant progress on both our IsoTorque® differential and our Rota-Torque™ hydraulic pump. The following summarizes the current status of the development efforts for our two key products.
IsoTorque Differential — The testing for our rear-wheel drive differential has gone well so far and we anticipate that our business with automobile manufacturers can start in the next 12 to 24 months. However, we see an opportunity to begin selling into the aftermarket much sooner. Our goal is to start marketing into this sector by April 2012. Our marketing plan has been drawn and we feel there is great opportunity in the aftermarket. In addition, we believe that our efforts will help us in breaking into the OEM market by proving our performance and safety advantages in the real world. We are also continuing to market into off-highway markets such as Mining and Construction.
We are still testing and improving our differential for front-wheel drive applications. We believe that this could create a very significant breakthrough in front-wheel drive technology. We believe that we are about 6 to 9 months away from OEM testing.
Rota-Torque Hydraulic Pump — We have completed our initial testing of the Rota-Torque pump at a prominent university. Through this testing, we have learned a great deal about the strengths of the pump and improvements we can make. Because we are changing the intended use of the pump from an automobile transmission to a commercial pump, we knew in advance that there would be development changes we would have to make because of the heavy duty cycle requirement for commercial use. However, from our testing we believe that the pump has notable advantages over existing technologies and that we can make it even better and more exciting than we had originally thought. Our preliminary timeline for design, simulation testing and development of the prototype is from 9 to 15 months.

(C) Company Revenue and Expenses
Three-Month Periods Ended September 30, 2011 and 2010
We did not report any revenue or cost of goods sold for the three month periods ended September 30, 2011 and 2010.
Research and development expenses for the third quarter of 2011 amounted to $198,000 as compared to $133,000 for the comparable quarter of 2010. The increase of $65,000, or 49%, is primarily due to a greater allocation of personnel-related costs to R&D in 2011.
General and administrative expense for the three months ended September 30, 2011 amounted to $708,000 compared to $916,000 for the same three months of 2010. Non-cash stock-based compensation expense attributable to stock options and warrants for the three months ended September 30, 2011 was $381,000, an increase of $119,000 from $262,000 for the three months ended September 30, 2010 that primarily resulted from stock option grants made during the latter part of 2010 and early 2011. Excluding the non-cash stock compensation expense, general and administrative expense for the three months ended September 30, 2011 amounted to $327,000 compared to $654,000. The decrease of $327,000, or 50%, is mainly related to a greater allocation of personnel-related costs to R&D in 2011, lower marketing expenses and professional fees, lower board compensation fees, and a favorable change in the period cost for our payroll tax liability accrual.
The loss from operations in the third quarter of 2011 was $906,000, compared with a loss from operations in 2010 of $1,049,000. Other income for 2011 was $0, compared with other expense of $31,000 in 2010 that resulted from an accrual for the prepayment penalty on a convertible note. We recorded a value of $812,000 for the issuance of warrants to Class C Preferred shareholders for the three month period ended September 30, 2011, as a result of the combined issuance of the Class C Preferred stock with associated warrants. In conjunction with the issuance of the 16,250,000 shares of Class C Preferred stock in the third quarter of 2011, we recorded a non-cash beneficial conversion feature of $5,589,000. Preferred stock dividends amounted to $67,000 and $72,000 in 2011 and 2010, respectively.
The net loss attributable to common stockholders for the three month period ended September 30, 2011 was $7,374,000 as compared to net loss for the same period in 2010 of $1,152,000. The weighted average diluted common shares outstanding amounted to 45,700,000 and 37,576,000 for the three month periods ended September 30, 2011 and 2010, respectively. The increase in weighted average shares outstanding was due to stock issuances throughout 2010 for the payment of services, as well as for private placements of our common stock to various investors. Diluted net loss per common share for the third quarter of 2011 was $.16, compared with a diluted net loss per common share for the third quarter of 2010 of $.03.
Nine-Month Periods Ended September 30, 2011 and 2010
Revenue for the nine month period ended September 30, 2011 was $30,000. The revenue generated in 2011 was related to the completion of a milestone on a prototype development contract. The cost of goods sold was $17,000 in 2011, or 57% of revenue. Gross profit for the nine-month period ended September 30, 2011 was $13,000, or 43%. No revenue or cost of goods sold was reported for the nine month period ended September 30, 2010.
Research and development expenses for the nine months ended September 30, 2011 amounted to $616,000 as compared to $301,000 for the comparable period in 2010. The increase of $315,000, or 105%, is primarily due to a greater allocation of personnel-related costs to R&D in 2011.
General and administrative expense for the first nine months of 2011 amounted to $1,980,000 compared to $2,263,000 for 2010. Non-cash stock-based compensation expense attributable to stock options and warrants for the nine months ended September 30, 2011 was $1,064,000, an increase of $802,000 from $307,000 for the nine months ended September 30, 2010 that primarily resulted from stock option grants made during the latter part of 2010 and early 2011. Excluding the non-cash stock compensation expense, general and administrative expense for the first nine months of 2011 amounted to $916,000 compared to $1,956,000 in 2010. The decrease of $1,040,000, or 53%, is mainly related to a greater allocation of personnel-related costs to R&D in 2011, lower marketing expenses and professional services fees, lower board compensation costs, and a favorable change in the period cost for our payroll tax liability accrual.

The loss from operations for the first nine months of 2011 was $2,583,000, compared with a loss from operations in 2010 of $2,564,000. Other income for 2011 was $2,000, compared with other income of $1,898,000 in 2010 that resulted primarily from a gain on the settlement of the litigation for our ice technology license to Ice Engineering, LLC. We recorded a value of $812,000 for the issuance of warrants to Class C Preferred shareholders for the nine month period ended September 30, 2011, as a result of the combined issuance of the Class C Preferred stock with associated warrants. In conjunction with the issuance of the 16,250,000 shares of Class C Preferred stock in the first nine months of 2011, we recorded a non-cash beneficial conversion feature of $5,589,000. Preferred stock dividends amounted to $203,000 and $156,000 in 2011 and 2010, respectively.
The net loss attributable to common stockholders for the nine month period ended September 30, 2011 was $9,185,000 as compared to a net loss for the same period in 2010 of $822,000. The weighted average diluted common shares outstanding amounted to 45,696,000 and 36,878,000 for the first nine months of 2011 and 2010, respectively. The increase in weighted average shares outstanding was due to stock issuances throughout 2010 for the payment of services, as well as for private placements of our common stock to various investors. Diluted net loss per common share for the nine month period ended September 30, 2011 was $.20, compared with diluted net loss per common share for the nine month period ended September 30, 2010 of $.02.
(D) Liquidity and Capital Resources
In September 2011, we raised $6,500,000 million in gross proceeds through a private placement of a new series of preferred stock. The Company issued a total of 16,250,000 shares of Series C Preferred Stock at a price of $0.40 per share. As part of the same private placement, the investors received common stock purchase warrants entitling them to purchase up to an aggregate total of 1,625,000 common shares at 80 percent of the volume weighted average price of the Company’s common stock based on the 10 trading days immediately preceding the date of exercise. The warrants are immediately exercisable and have a 10 year term. We intend to use the funds raised to continue developing and intensify the marketing of our IsoTorque® and Rota-Torque™ technologies for the automotive and commercial pump industries, including our anticipated entry into the automotive aftermarket with our patented differential. We recorded approximately $99,000 in direct expenses associated with the transaction, consisting primarily of external legal costs, which are expected to be paid for in the fourth quarter of 2011, resulting in net proceeds to be reflected of approximately $6,401,000.
As of September 30, 2011, cash totaled $6,543,000, an increase of $5,025,000 from the beginning of the year. During the nine months ended September 30, 2011, we used $1,458,000 of cash in operating activities, compared with $1,203,000 for the same period in 2010. The $1,458,000 of cash used in operating activities during the first nine months of 2011 was mainly attributable to a net loss of $2,581,000, offset in part by non-cash stock-based compensation and stockholder contribution of services of $1,289,000. For the first nine months of 2010, the cash used in operating activities of $1,203,000 was mainly attributable to a net loss of $666,000 plus an addback of $1,900,000 for a gain recorded from the settlement of litigation pertaining to a technology license with Ice Engineering, offset in part by $1,189,000 of non-cash expenditures related to the issuance of common stock, warrants and stock options, and stockholder contribution of services.
We used $3,000 in cash for investing activities in the nine month period ended September 30, 2011. We generated $1,124,000 in cash from investing activities during the first nine months of 2010 mainly related to the receipt of $1,100,000 in proceeds from the settlement of litigation pertaining to the technology license with Ice Engineering.
During the first nine months of 2011, we generated $6,486,000 from financing activities, primarily as a result of our private placement of Series C Voting Preferred Stock for gross proceeds of $6,500,000. During the first nine months of 2010, we generated $155,000 from financing activities, mainly as a result of proceeds from various private placements of common stock and the issuance of a short-term convertible note.
During the nine month period ended September 30, 2011, we issued 14,721 shares of common stock resulting from the conversion of Preferred A shares and related accumulated dividends. During the nine month period ended September 30, 2010, we issued 2,036,363 shares of common stock. We issued 36,534 shares resulting from the conversion of Preferred A shares and related accumulated dividends, 1,561,091 shares to directors and consultants for services rendered, 6,000 shares as a result of the exercise of common stock warrants, and we sold 432,738 restricted common shares for proceeds of $137,850 to accredited investors in a series of private placements.

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
For each of the three month periods ended September 30, 2011 and 2010, we recorded $25,000 to research and development expense and $50,000 to general and administrative expense, based upon management’s estimate of the Gleasmans’ time allocation. For the nine months ended September 30, 2011 and 2010, we recorded $75,000 and $100,000 to research and development expense and $150,000 and $186,000 to general and administrative expense, respectively.
Current Cash Outlook
For the period from September 1996 (inception) through September 30, 2011, we have accumulated a deficit of $58,847,000 and at September 30, 2011 we have stockholders’ equity of $6,029,000 and a current ratio of 9.4 to 1.0. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations. In September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new class of preferred stock. The proceeds from this transaction will be used to support the ongoing development and marketing of our technologies. Our senior management believes that based upon our current cash position and the current outlook for our business operations, we have sufficient cash to continue operations through September 30, 2012.
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
Recently Issued Accounting Principles
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. ASU No. 2011-05 requires entities to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU No. 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 is effective retrospectively for annual and interim reporting periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05 is not expected to have a significant impact on our financial statements, as we currently do not have any adjustments to net income in the determination of such comprehensive income.
In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB EITF”. ASU No. 2010-17 is limited to research or development arrangements and requires that this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received) of recognizing revenue. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate policy that results in the deferral of some portion of the arrangement consideration. The guidance in this ASU applies to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU No. 2010-17 was effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption was permitted. The adoption of this pronouncement did not have a significant impact on our financial statements.
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
Disclosure controls and procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of September 30, 2011, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In September 2011, we raised $6,500,000 million in gross proceeds through a private placement of a new series of preferred stock. The Company issued a total of 16,250,000 shares of Series C Preferred Stock at a price of $0.40 per share. As part of the same private placement, the investors received common stock purchase warrants entitling them to purchase up to an aggregate total of 1,625,000 common shares at 80 percent of the volume weighted average price of the Company’s common stock based on the 10 trading days immediately preceding the date of exercise. The warrants are immediately exercisable and have a 10 year term. This transaction was reported in a Current Report (Form 8-K) filed with the Securities and Exchange Commission on September 26, 2011.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
The board of directors has determined that the annual meeting of common and Series C Voting Convertible Preferred (“Series C Preferred”) shareholders (“Shareholders”) for the election of directors, ratification of the appointment of our independent registered public company accounting firm and for the approval of such other matters as may be submitted for a vote of the Shareholders shall be held on Thursday, June 14, 2012 beginning at 7:00 p.m. Eastern Daylight Time (the “2012 Annual Meeting”).
Shareholders may present matters for consideration at such annual meeting either by having the matter included in our own Proxy Statement and listed on our Proxy Card or by conducting their own proxy solicitation.

A Shareholder wishing to have a proposal included in our Proxy Statement and listed on our Proxy Card for the 2012 annual meeting must submit the proposal to us before February 15, 2012 in writing to Robert W. Fishback, Secretary, Torvec, Inc., 1999 Mount Read Blvd., Building 3, Rochester, New York 14615. Shareholders may submit a proposal only if they have continuously owned at least $2,000 worth or 1% in market value of our common or Class C Preferred stock for at least 1 year before submission of the proposal to us, and the Shareholder must continue to hold this level of security ownership in our company through the 2012 annual meeting of Shareholders.
If a Shareholder decides to conduct their own proxy solicitation, the Shareholder must provide us with written notice of their intent to present their proposal at the 2012 annual meeting, and the written notice must be received by us before April 30, 2012. If the Shareholder submits a proposal for the 2012 annual meeting after April 30, 2012, management may or may not in its sole discretion, present the proposal at the annual meeting, and the proxies for the 2012 annual meeting will confer discretion on management proxy holders to vote against the Shareholder’s proposal.

Item 6. Exhibits
The following Exhibits, as applicable, are attached to this Quarterly Report (Form 10-Q). The Exhibit Index is found on the page immediately succeeding the signature page and the Exhibits follow on the pages immediately succeeding the Exhibit Index.
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession
2.1	Agreement and Plan of Merger, dated November 29, 2000 by and among Torvec Subsidiary Corporation, Torvec, Inc., UTEK Corporation and ICE Surface Development, Inc. incorporated by reference to Form 8-K filed November 30, 2000 and Form 8K/A filed February 12, 2001.
(3)	Articles of Incorporation, By-laws
3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;

3.5	Certificate of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004.

3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing authorized common shares from 40,000,000 to 400,000,000.

3.7	Certificate of Amendment to the Certificate of Incorporation dated September 21, 2011 setting forth terms and conditions of Class C Preferred, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.
(4)	Instruments defining the rights of holders including indentures

None.

(10)	Material Contracts
10.1	The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

10.2	The Company’s Business Consultants Stock Plan, incorporated by reference to Form S-8, Registration Statement, registering 200,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective June 11, 1999, as amended by reference to Form S-8 Registration Statements registering an additional 200,000, 200,000, 100,000, 800,000, 250,000, 250,000, 350,000, 250,000, and 2,500,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective October 5, 2000, November 7, 2001, December 21, 2001, February 1, 2002, November 12, 2002, January 22, 2003, May 23, 2003, November 26, 2003, April 20, 2004, November 16, 2006 and April 1, 2010, respectively;

10.3	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.4	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.5	License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, LLC made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology from Torvec to Ice Engineering, incorporated by reference to current report (Form 8-K) filed July 18, 2007;

10.6	License Agreement by and between High Density Powertrain and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;

10.7	Stock Option Agreement dated September 30, 2010 between the Company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

10.8	Employment Agreement dated October 4, 2010 between the Company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

10.9	Letter Agreement dated October 18, 2010 between the Company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010;

10.10	Stock Option Agreement dated October 18, 2010 between the Company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010;

10.11	2011 Stock Option Plan and template agreements to be used to grant options thereunder, incorporated by reference to annual report (Form 10-K) filed March 29, 2011;

10.12	Agreement dated December 13, 2010 between Heinrocket Inc. as Consultant and Torvec, Inc., incorporated by reference to annual report (Form 10-K) filed March 29, 2011.

10.13	Securities Purchase Agreement by and among Torvec, Inc., a New York corporation, B. Thomas Golisano, and each purchaser listed on the Schedule of Purchasers attached thereto, dated September 23, 2011, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

10.14	Form of Warrant to Purchase Common Stock of Torvec, Inc., incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

10.15	Form of Directors Subscription Agreement, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

10.16	Investors’ Rights Agreement by and between Torvec, Inc., a New York corporation, B. Thomas Golisano, Charles T. Graham, and David Still, dated September 23, 2011, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

(11)	Statement re computation of per share earnings (loss)

Not applicable.

(15)	Letter re: unaudited interim financial information

None.

(18)	Letter re change in accounting principles

None.

(19)	Report furnished to security holders

None.

(22)	Published report regarding matters submitted to vote of security holders

None.

(23)	Consents of experts and counsel

None.

(23.1)	Registered independent accounting firm consent

None.

(24)	Power of attorney

None.

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications — CEO

(31.2)	Rule 13(a)-14(d)/15(d)-14(d) Certifications — CFO

(32)	Section 1350 Certifications

(99)	Additional exhibits

None.

(100)	XBRL-related documents

None.

(101)	The following materials from Torvec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statement of Earnings for the three and nine months ended September 30, 2011 and 2010 and for the Period from September 25, 1996 (Inception) through September 30, 2011, (ii) Condensed Statement of Financial Position at September 30, 2011 and December 31, 2010, (iii) Condensed Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and for the Period from September 25, 1996 (Inception) through September 30, 2011 and (iv) Notes to Condensed Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORVEC, INC.
Date: November 9, 2011	By:	/s/ Richard A. Kaplan
Richard A. Kaplan
Chief Executive Officer

Date: November 9, 2011	By:	/s/ Robert W. Fishback
Robert W. Fishback
Chief Financial Officer and Principal Accounting Officer