Form 10-K
period 2011-12-31
TORVEC INC
filed 2012-03-12
CIK 1063197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended DECEMBER 31, 2011
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
$.01 par value common voting stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $23,908,000.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 29, 2012-------45,700,399.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the June 14, 2012 Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

TORVEC, INC.
(A Development Stage Company)

TABLE OF CONTENTS

PAGE
PART I

Item 1. Business	5

Item 1A. Risk Factors	9

Item 1B. Unresolved Staff Comments	12

Item 2. Properties	12

Item 3. Legal Proceedings	12

Item 4. Mine Safety Disclosures	12

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13

Item 6. Selected Financial Data	18

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	24

Item 8. Financial Statements and Supplementary Data	25

Reports of Independent Registered Public Accounting Firms	26

Consolidated Balance Sheets as of December 31, 2011 and 2010	28

Consolidated Statements of Operations for each of the years in the Two-Year Period Ended December 31, 2011 and for the Period from September 25, 1996 (Inception) through December 31, 2011	29

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the Period from September 25, 1996 (Inception) through December 31, 2011	30

Consolidated Statements of Cash Flows for each of the years in the Two-Year Period Ended December 31, 2011 and for the Period from September 25, 1996 (Inception) through December 31, 2011	43

Notes to Consolidated Financial Statements	45

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	73

Item 9A. Controls and Procedures	73

Item 9B. Other Information	74

PART III

Item 10. Directors, Executive Officers and Corporate Governance	75

Item 11. Executive Compensation	75

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75

Item 13. Certain Relationships and Related Transactions, and Director Independence	75

Item 14. Principal Accountant Fees and Services	75

PART IV

Item 15. Exhibits, Financial Statement Schedules	76

SIGNATURE PAGE	81

EXHIBIT INDEX	82

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, the successful commercialization of our products, general domestic and global economic conditions, government and environmental regulations, competition and customer strategies, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, technical failures, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements set forth herein.,  When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this annual report.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this annual report on Form 10-K to reflect new information, future events or other developments

As used in this annual report, unless otherwise indicated, the terms “we”, “our”, “us” and “the Company” refer to Torvec, Inc.

Item 1.  BUSINESS

(A) History and Development of Our Technology

Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the company acquired numerous patents, inventions and know-how created by Vernon E. Gleasman and his sons, James and Keith Gleasman, a family with more than fifty years of experience in the automotive industry. Since its inception, the Company has endeavored to design, develop, build and commercialize its technology portfolio.

We are focusing our commercialization strategies on the following technologies:

The IsoTorque® Differential

The IsoTorque is a fully mechanical, high traction differential that provides an order of magnitude better performance than existing technologies for automotive and commercial vehicle use.  Because it is fully mechanical, it responds instantly to different driving scenarios, and does not require electronics or clutch plates that may malfunction or wear out.

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

Due to the IsoTorque’s functionality, we believe that torque steer in front wheel drive vehicles (FWD) will be significantly reduced, making these vehicles more stable, and that fishtailing in rear wheel drive vehicles (the tendency of the back end of the vehicle to come around on the driver) will be greatly reduced. The IsoTorque also has the potential to save fuel.  Discussions with a potential customer suggest that a FWD vehicle equipped with the IsoTorque could provide comparable traction to its all-wheel drive counterpart approximately 85% of the time, while saving 2 – 3 miles per gallon in fuel economy due to the IsoTorque’s significant weight advantage.

The Rota-Torque Hydraulic Pump

Torvec’s Rota-Torque hydraulic pump is a revolutionary departure from traditional axial piston pump designs.  It features a non-rotating cylinder block, unique valving, and the capability to provide reversible flow direction. The Rota-Torque pump provides greater power density than existing hydraulic pumps due to its compact and lightweight design.  In addition, the Rota-Torque pump operates at well under 500 RPM without cogging (jumping or shuddering), providing an advantage over existing pump technology.

As compared to existing axial piston pumps, the Rota-Torque pump, by reducing parasitic losses and increasing efficiency, should reduce fuel usage of commercial equipment.  The pump is currently being designed with a series of enhancements to increase its marketability beyond automotive applications, specifically the mobile and commercial pump industries.

The Torsteer Vehicle Steer-Drive

Our Torsteer Vehicle Steer-Drive is a unique mechanism that enables tracked vehicles to steer like a car.   Traditional tracked vehicles are steered by changing the relative speeds of the two tracks. For example, when moving straight forward, both tracks are moving at the same speed; when turning, the inside track slows down while the outside track speeds up proportionately. The vehicle turns in the direction of the slower track. Traditional steering systems combine the functions of driving forward and steering, which limits most tracked vehicles to less than 20 mph.  The Torsteer steering mechanism separates the mechanical function of driving the vehicle forward from the steering. This separation enables the vehicle to attain relatively high speeds (up to 50 mph), while providing enough torque to steer the vehicle. The two functions operate independently and simultaneously. The Torsteer also eliminates vehicle wander that can occur with traditional hydrostatic steering systems.

Other features that set the Torsteer system apart from traditional tracked vehicle steering systems include its mechanical simplicity, relatively low cost, and its functional and performance benefits (smooth turning and true pivot turning on vehicle center).  We have used it successfully in tracked vehicles ranging from 5,000 lbs. – 22,000 lbs. and at speeds from 25 – 50 mph. The latest innovation to the Torsteer is the incorporation of our IsoTorque® differential.  The addition of the IsoTorque prevents track spin up, much like it does for wheeled vehicles.

(B) Competition, Industry and Market Acceptance

We believe that our technology is superior to similar products manufactured in the worldwide automotive and off-highway industries and in many instances represents a true paradigm shift with respect to presently known technology. However, through December 31, 2011, we have not generated significant revenues from operations. It has taken us more time than anticipated to develop our products so that our technologies are ready for commercialization, mainly due to inadequately prioritizing the development of our technologies, as well as focusing on too many technologies simultaneously.  Since the change in management in the latter part of 2010, we are now more narrowly focused on the development projects we’re working on, as well as the priority associated with each.

The market for all of our technologies is occupied by competing products manufactured and/or utilized by the very manufacturers and/or first tier suppliers which we are attempting to attract. Our ability to generate revenue and become profitable is considerably dependent upon acceptance by manufacturers and/or first-tier suppliers of the technical superiority of our products. Our target markets / industries, however, have committed substantial resources to product systems utilizing old technology as well as to new product systems which the industry believes may fulfill its short and long term needs. In addition, the industries historically have been characterized by a resistance to embracing new technologies from sources outside of the industries’ own research and development units (the “not invented here” syndrome).  At the present time, we are starting to see less resistance and good cooperation from the OEMs (original equipment manufacturers) we are working with.

As the result of recent initiatives, we are currently working with a number of domestic and foreign enterprises with respect to both our IsoTorque® differential and our Rota-Torque pump technologies. (Refer to the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” under the caption, “Current Status of Business Plan and Ongoing Projects.”)

(C) Patents, Trade Secrets and Trademarks

Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, trade secrets and contract law to establish and protect our proprietary rights. Despite our efforts to protect our proprietary information, there can be no assurance that others will not either develop the same or similar information independently or obtain access to our proprietary information. In addition, there can be no assurance that we would prevail if we asserted our intellectual property rights against third parties, or that third parties will not successfully assert infringement claims against us in the future.

We currently hold numerous patents and have numerous patent applications in process, including patents and applications in various countries including the United States, Australia, Canada, Europe, Japan, China, India, South Korea, Mexico and Brazil. These patents and applications cover all of our technologies.

All key employees are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by us. These agreements also contain certain noncompetition and nonsolicitation provisions effective during the employment term and for varying periods thereafter depending on position and location. There can be no assurance that we will be able to enforce these agreements. All of our employees agree to abide by the terms of a Code of Ethics policy that provides for the confidentiality of certain information received during the course of their employment.

Trademarks are an important aspect of our business. The following are registered trademarks of ours: Torvec®, IsoTorque®, and FTV®.  We intend to obtain registered trademarks for our Rota-Torque and Torsteer technologies.

(D) Website

Our website address is www.torvec.com.  We are currently in the process of enhancing the site to make it easier to navigate and to improve user-friendliness.  We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports, available on the investor information portion of our website. The reports are free of charge and are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. We have posted our Corporate Governance guidelines, Board committee charters and code of ethics to the investor information portion of our website. This information is available in print to any shareholder upon request. All requests for these documents should be made to our chief financial officer by calling (585) 254-1100.

(E) Executive Officers

Our executive officers as of December 31, 2011 were as follows:

Richard A. Kaplan, age 66, has served as chief executive officer and as a director since September 30, 2010.   From 2000 to 2010, Mr. Kaplan was the chief executive officer of Pictometry International Corp., a rapidly growing visual information systems company that experienced exponential growth under his leadership.  Previously, Mr. Kaplan led and developed a number of other successful businesses in industries including retail floor covering, advertising and marketing, computer software, real estate development and human resource development.

Mr. Kaplan currently is on the boards of two startup companies: Cerebral Assessment Systems and Vnomics Corp.  He has also been very active in the community in academic institutions and charitable organizations, including present roles on the Board of Trustees at both Rochester Institute of Technology and Nazareth College, and directorships at Venture Creations (an RIT business incubator), University of Rochester Medical Center, Rochester Mayors Literacy Commission, Camp Good Days and Special Times, Rochester’s Child, Rochester Broadway Theatre League, George Eastman House, and the Center for Governmental Research.

Mr. Kaplan’s business success and contributions within the community have been recognized by multiple awards, including the prestigious Herbert W. Vanden Brul Entrepreneurial Award presented by RIT’s E. Philip Saunders College of Business in April 2007.  Mr. Kaplan was also designated the “Businessperson of the Year” in 2007 for his accomplishments at Pictometry.

Mr. Kaplan has an extensive background in economics, accounting, management and executive leadership. He is regularly sought out by startups, universities and other organizations for which he has done private consulting and guest lecturing on marketing, economics and organizational development.  He attended Rochester Institute of Technology and the University of Buffalo where he majored in Accounting and minored in Economics.

Keith E. Gleasman, age 64, is a co-founder of the company and has served as president and as a director since the company’s inception on September 26, 1996.  In October 2010, he was also appointed as vice president of marketing.  From 2005 to 2010 he also held the title of chief technology officer.  From 1985 to 1988, Mr. Gleasman was the vice president of sales for the Power Systems Division at Gleason Works.

Mr. Gleasman is a co-inventor on practically all of Torvec’s patents.  His strengths include his extensive marketing and sales executive experience, in addition to his design and development knowledge.  His particular expertise has been in the area of defining and demonstrating the products to persons within all levels of the automotive industry, race crew members, educators and students.  He has spent virtually his entire career involved with inventing and manufacturing new and creative mechanical components for the automotive industry, working closely with his father, Vernon E. Gleasman.

Mr. Gleasman earned his B.S. degree from Ashland University in Ashland, Ohio.

Robert W. Fishback, age 55, has served as chief financial officer and principal accounting officer since October 18, 2010.  In October 2010, he was also appointed as corporate secretary.  From September 2009 to October 2010, Mr. Fishback was the sole proprietor of his own financial consulting business, including consulting services he provided to the company from July 2010 until he was hired by the company in October 2010.  From 1999 to 2009, he served as vice president - finance, chief financial officer and treasurer of Ultralife Corporation.  Previously, he served as controller – shared services at ITT Industries, Inc., director – corporate accounting at Goulds Pumps, Inc., and in various corporate financial management positions at Frontier Corporation.  He spent three years in public accounting with Deloitte & Touche LLP prior to joining the private sector in 1983.

Mr. Fishback is a CPA with an MBA in finance from SUNY - Buffalo.  His undergraduate degree in accounting is from Grove City College.

(F) Employees

As of December 31, 2011, we employed a total of 10 permanent and temporary employees, 5 of which are primarily devoted to research and development, and 5 mainly involved with sales, marketing and administration. All are employed in the U.S.  None of our employees is represented by a labor union.

Item 1A.  RISK FACTORS

We face a variety of risks inherent in perfecting our technologies to production-ready models and in attempting to commercialize these technologies to generate revenues and profits. Below are certain significant factors that could adversely affect us and our prospects. Because of the following risks and uncertainties, our past financial performance should not be considered as an indicator of future performance.

Risk Factors Related to our Business and Operations

We are a development stage enterprise and have not yet been able to generate significant revenues.

We have a limited operating history, have not generated significant revenues since our founding in 1996 and if revenue-generating sales and/or licenses of our technologies do not materialize or do not materialize on a timely basis, we will be compelled to seek additional equity financing or to incur debt to sustain operations which could have a material adverse effect on our business, financial condition and results of operations.

Our future success is dependent upon our ability to demonstrate the superiority of our technology to potential customers that are typically resistant to change.

Our ability to generate significant revenue and sustainable profits is dependent upon our ability to demonstrate the technological superiority of our technologies to industries that are heavily invested in conventional technologies and resistant to new technology unless developed by the companies themselves.

The results of our research and development efforts are uncertain and there can be no assurance of the commercial success of our technologies or future products.

The products we are currently developing or may develop in the future may not be technologically successful. In addition, the length of our product development cycle may be greater than we anticipate and we may experience delays in future product development. If our resulting products are not technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products.

Because we have not begun production of any of our products, we cannot be certain of the cost to make our products if production begins and therefore we cannot be sure whether we can profitably sell our products.

We are in the process of developing prototypes based on our present technology, and therefore we have not yet generated meaningful product sales.   In some cases, we anticipate generating revenues through the licensing of our technologies, while in other cases we anticipate manufacturing and selling products.  While we believe that we have a reasonable understanding of the approximate cost it will take to manufacture our products at varying production volumes, such costs are only estimates.  Our business strategy assumes that our cost to manufacture our products will decrease as production volumes increase, but there can be no assurances that such cost savings will be realized at all or in the amounts that we assume. If we are unable to decrease our cost to manufacture as production volumes increase, we may not be as successful generating profit margins that we expect, which could adversely affect our financial condition or business.

If we are unable to adequately protect our intellectual property, our competitive advantage may disappear.

Our success will be determined in part by our ability to retain and obtain additional United States and foreign patent protection for our technology. Because of the substantial length of time and expense associated with developing new technology, we place considerable importance on patent protection. We intend to continue to rely primarily on a combination of patent protection, technical measures, and nondisclosure agreements with our employees, suppliers and customers to establish and protect the ideas, concepts and documentation of technology developed by us. Our ability to compete and the ability of our business to grow could suffer if these intellectual property rights are not adequately protected. There can be no assurance that our patent applications will result in patents being issued or that current or additional patents will afford protection against competitors. We rely on a combination of patents, trademarks and contractual rights to establish and protect our intellectual property. Failure of our patents, trademarks non-disclosure agreements and other measures to provide protection of our technology and our intellectual property rights could enable our competitors to more effectively compete with us and have an adverse effect on our business, financial condition and results of operations. In addition, our trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. No guarantee can be given that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to our proprietary technology.  In addition, we may be required to litigate in the future to enforce our intellectual property rights, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations, and there can be no assurances of the success of any such litigation.

Although we believe that our technology does not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur which could have a material adverse effect on our business.

Our business is heavily reliant upon patented and patentable technology. We are not aware of any infringement by us or broad claims against which we may infringe. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if our products or proposed products are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.

If we fail to retain our key personnel and attract and retain additional qualified personnel, we might not be able to pursue our growth strategy.

Our future success depends upon the continued service of our management team and engineering staff who possess longstanding industry relationships and technical knowledge of our technology, products and operations. The loss of any of our key employees could negatively impact our ability to pursue our growth strategy and conduct operations. Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future.

Future growth in our business could make it difficult to manage our resources.

If we are successful in executing our business plan, we will place a significant strain on our business operations, management, and financial resources. Significant growth in our business may require us to expand our production capabilities, improve our operational, financial and information systems, and to effectively grow and manage our employee base.  There can be no assurance that we will be able to successfully manage any substantial expansion of our business, including attracting and retaining qualified personnel. Any failure to properly manage our future growth could negatively impact our business and operating results.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We may need to raise additional funds in the future to fund our working capital needs, to fund more aggressive expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

Risk Factors Related to Investment in our Company

There is currently a limited public market for our shares, which may result in volatility and negatively impacting our trading price, and potentially causing investors to have difficulty when trying to sell their shares.

We are not required to meet certain quantitative and qualitative listing standards established by stock exchanges for the protection of investors. The market for our common stock is extremely limited, meaning that at any time and from time to time, there may not be enough sellers in the market to fill purchase orders and/or enough buyers in the market to fill sell orders for transactions where a given price is stipulated (i.e. “limit orders”). Such orders, therefore, may expire unfilled. Our common stock is volatile, meaning that purchase and/or sell orders for a numerically small number of shares (e.g. 500) may have a disproportionate positive or negative impact on the trading price at any time during any given trading day but especially, during the first and the last half-hour of trading.  The market for our common stock is disproportionately influenced by market makers (i.e. broker/dealers) who agree to buy a limited number of our common shares [e.g. 500 share blocks] during the course of a given trading day at various specified prices [ the “bid”]) who may negatively affect the trading price by periodically “lowering the bid” for our common stock without regard to company performance and/or disclosure of material events regarding our activities.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Unless the trading price for our common stock is $5.00 or more, the stock is classified as a “penny stock” by the Securities and Exchange Commission. This classification means that broker/dealers are required to determine whether our stock is a “suitable” investment for their customers, required to disclose to the customer certain bids, offers and quotations in our stock at least two days before executing a transaction and additionally are required to deliver certain information regarding the risks generally associated with penny stocks (e.g. lack of liquidity, volatility and the potential that the investor will lose his entire investment) at least two days prior to executing a penny stock transaction. These requirements may reduce the number of individuals who otherwise may purchase our common stock in the open market.

We may issue additional shares of common stock in the future, which could cause dilution to all shareholders.

As of December 31, 2011, we have been authorized to issue up to 400,000,000 shares of our common stock, of which a total of 75,002,698 shares are outstanding or are reserved for future issuance due to the exercise of outstanding stock options, warrants or the conversion of preferred stock.  As a result, our board has the authority to approve the issuance of an additional 324,997,302 common shares or potentially dilutive common shares without the requirement to obtain shareholder approval.  In the future, we may need to raise additional capital through the issuance of equity securities to finance our operations.  In 2010, we raised $2,189,000 from various private placements of our common stock and in 2011 we raised $6,394,000 in net proceeds from a private placement of a new series of voting convertible preferred stock to fund our business. Such issuances of stock have resulted in substantial dilution to our shareholders, and such dilution may continue if we are required to finance our business with additional sales of our stock.  Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock.

The exercise of our outstanding options and warrants and conversion of our preferred stock may depress our stock price.

As of December 31, 2011, we had outstanding stock options and warrants to purchase an aggregate of 11,949,598 shares of our common stock at exercise prices ranging from $.01 to $5.00 per share. In addition, we had 17,352,701 shares of preferred stock (including the impact of accrued dividends) with stated values ranging from $.40 to $5.00 per share, convertible into shares of our common stock at a 1:1 ratio. To the extent that these securities are converted into common stock, dilution to our stockholders will occur, which may result in a decrease in the market price of our common stock.

Certain investors in our equity securities have significant voting power over management and corporate transactions.

Two principal stockholders control approximately 41% of our outstanding voting securities. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.  PROPERTIES

Since September 14, 2007, we have occupied facilities located at 1999 Mount Read Blvd., Rochester, New York. The facility consists of approximately 13,650 sq. ft., with executive and engineer offices, conference rooms, manufacturing and assembly space, automotive bays, dynamometer and lift facilities and approximately thirty acres of land suitable for vehicle testing and demonstration. On April 29, 2008, we executed a five and one-half year lease for the premises (with a December 1, 2007 lease commencement date) providing for rent to be paid at a rate of $5,687 per month ($68,244 per annum) and in addition, requiring us to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. Under the lease, monthly rental payments commenced June 1, 2008. The lease contains three 5-year renewal options and grants an option to lease up to approximately 6,319 sq. ft. of additional adjacent manufacturing and assembly space.

We believe that, given our present circumstances, the facilities located at Mount Read Blvd. are sufficient to meet our anticipated plant requirements for the next twelve months. This situation could change if we were to receive one or more orders requiring volume production of one or more of our technologies and we were to elect to fill any such orders ourselves.

Item 3.  LEGAL PROCEEDINGS

There are no litigation matters, actions and/or proceedings to which we are a party or to which our properties are subject.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) Market Information

Effective September 23, 1998, the Company’s $.01 par value common stock, as a class, was registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. As a result, effective January 21, 1999, our common stock became eligible for trading. We have approximately 15 market makers for our common stock.

Our common stock is traded on the over-the-counter market which is an alternative to stock exchange listing for companies that either choose not to be listed on a U.S. stock exchange or do not meet the relevant listing requirements. The over-the-counter market and the broker-dealers’  activities in the market are regulated by the Financial Industry Regulatory Authority (“FINRA”), the U.S. Securities and Exchange Commission (“SEC”) and various state regulators.

Our common stock is regularly quoted on the FINRA OTCBB quotation system and is regularly quoted on the OTC Link system, an inter-dealer quotation system, operated by OTC Markets Group. OTC Markets Group has developed the OTC Market Tiers in order to bring increased clarity, transparency and disclosure to the OTC market. Quotations for our common stock within the OTC Market Tiers are found on the OTCQB which is limited to companies whose quoted equity is registered with the SEC and that are current in their reporting requirements.

The following table presents the range of high and low closing prices for our $.01 par value common stock for each quarter during the last two calendar years. The source of the high and low closing price information is the OTCQB. The market represented by the OTCQB is extremely limited, is heavily influenced by market makers and the price for our common stock quoted on the OTCQB is not necessarily a reliable indication of the value of our common stock. We also believe that the price of our common stock is significantly impacted by short-selling. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2011	High	Low
1st Quarter	$1.84	$1.01
2nd Quarter	$1.17	$0.73
3rd Quarter	$1.40	$0.70
4th Quarter	$1.20	$0.83

2010	High	Low
1st Quarter	$0.51	$0.38
2nd Quarter	$0.48	$0.30
3rd Quarter	$0.45	$0.32
4th Quarter	$2.94	$0.44

(B) Holders of Common Stock

As of December 31, 2011, we had approximately 400 shareholders of record and an estimated 3,400 beneficial owners of our common stock. As of December 31, 2011, we had 45,700,399 common shares issued and outstanding.

(C) Dividend Policy on Common Stock

We have not paid any dividends on our common stock since the inception of the Company. The declaration or payment of dividends, if any, on our common stock is within the discretion of the board of directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors. Given our current financial condition, the board of directors does not anticipate payment of any dividends on our common stock in the foreseeable future.

The declaration and payment of dividends on our common stock is limited by provisions of the New York Business Corporation Law which permits the payment of dividends only if after the dividends are paid, a company’s net assets are at least equal to its stated capital. Payment of dividends on our common stock is also subordinated to the requirement that we pay all current and accumulated dividends on our Class A and Class B Preferred Shares prior to the payment of any dividends on our common stock.

(D) Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2011

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	8,332,848	(1)	$1.00		2,319,000
Equity compensation plans not approved by security holders	1,967,500	(2)	$2.10	(3)	None
Total	10,300,348		$1.20		2,319,000

(1)
Represents the aggregate number of common stock options outstanding under our 1998 Stock Option Plan and the 2011 Stock Option Plan, as well as  stock options granted to our chief executive officer, chief financial officer, certain retired directors, and nonmanagement directors  The 1998 Plan was terminated effective May 28, 2008 as to the grant of future options thereunder.

(2)
Represents common stock options granted and warrants issued to certain business, engineering, financial, governmental affairs and technical consultants.  See Note G to our financial statements for details.

(3)	Excludes the impact of 125,000 unvested warrants having an exercise price that will be determined upon date of vest.

(E) Preferred Stock

On August 30, 2000, we amended our certificate of incorporation to permit the issuance of up to 100,000,000 shares of $.01 par value preferred stock. Under the amendment, the board of directors has the authority to allocate these shares into as many separate classes of preferred as it deems appropriate and with respect to each class, designate the number of preferred shares issuable and the relative rights, preferences, seniority with respect to other classes and to our common stock and any limitations and/or restrictions that may be applicable without obtaining shareholder approval.

(i) Class A Preferred Stock

In March 2002, our board designated the first series of preferred shares, authorizing the issuance of up to 3,300,000 Class A Non-Voting Cumulative Convertible Preferred Shares. Each Class A Preferred Share is convertible after a one year holding period, at the holder’s election, into one share of our common stock. The conversion rate is subject to adjustment in the event of the issuance of our common stock as a dividend or distribution and in the case of the subdivision or combination of our common stock. The Class A Preferred has no voting rights, except with respect to matters directly impacting upon the rights and privileges accorded to such Class.

In connection with the 2002 offering of Class A Preferred, we granted the placement agent 5,000 Class A Warrants, exercisable for five years at an exercise price of $1.52 per share into common stock. Such warrants were treated as a cost of the offering. Also, the placement agent was granted 10,000 warrants for providing certain financial analysis for us. The warrants were immediately exercisable at $.30 per share for five years. The warrant contained a cashless exercise feature. We valued the warrant at $8,000 using the Black-Scholes option-pricing model and charged operations.

We also granted to these investors 2,500 Class A Warrants, exercisable for five years at an exercise price of $0.01 per share. On July 8, August 14, and September 11, 2003 and August 4, 2006, we issued 2,500, 7,480, 1,200 and 2,500 common shares, respectively, to the placement agent upon the exercise of warrants issued in connection with this offering.

The holders of the Class A Preferred are entitled to receive cumulative preferential dividends in the amount of $.40 per share of Class A Preferred for each annual dividend period as well as upon the liquidation, dissolution or winding up of the company.

Dividends payable on the Class A Preferred will be paid in cash out of any funds legally available for the payment of dividends or, in the discretion of the board, will be paid in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

           If dividends are paid in shares of Class A Preferred, such dividend shares are not entitled to accumulate additional dividends and themselves may be converted into the common stock of the company on a one for one basis. Holders of Class A Preferred are permitted to request that dividends payable in Class A Preferred be immediately converted into shares of our common stock.  At times, our board may elect to settle the dividends through the issuance of common stock in lieu of cash. The number of shares of common stock issued is based on the market price of our stock at the time of the conversion.

Accumulated and unpaid dividends on the Class A Preferred will not bear interest. Class A Preferred shares are also entitled to participate pro rata in dividends declared and/or distributions made with respect to all classes of our outstanding equity.

We may, in the absolute discretion of our board, redeem at any time and from time to time from any source of funds legally available any and all of the outstanding Class A Preferred at the redemption price of $4.00 per Class A Preferred, plus all unpaid accumulated dividends payable with respect to each Class A Preferred Share.

Since its designation in March 2002, we have sold an aggregate 765,512 shares of Class A Preferred for proceeds of approximately $3,062,000. No Class A Preferred shares were sold during the years ended December 31, 2011 and 2010.

Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 189,750 Class A Preferred into our common stock (on a one to one basis) through December 31, 2011, with 6,250 and 62,500 Class A Preferred converted in the years ending December 31, 2011 and 2010, respectively.

For the year ended December 31, 2010, we settled Class A Preferred dividends amounting to approximately $113,000 through the issuance of 22,883 shares of common stock and 5,421 shares of Class A Preferred stock. For the year ended December 31, 2011, we settled Class A Preferred dividends amounting to approximately $12,000 through the issuance of 3,050 shares of common stock.  Since its inception in March 2002 through December 31, 2011, we have settled an aggregate Class A Preferred dividend amounting to approximately $242,000 through the issuance of 11,339 Class A Preferred shares and 100,924 common shares.

At December 31, 2011, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends.  The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $1,558,000 at December 31, 2011.  In the event of a liquidation, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.  The value of the Class A Preferred shareholders’ liquidation preference was approximately $1,558,000 and $1,339,000 at December 31, 2011 and 2010, respectively.  In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

 (ii) Class B Preferred Stock

In September 2004, the board created a second series of preferred stock by authorizing the issuance of up to 300,000 Class B Non-Voting, Cumulative Convertible Preferred Shares to fund the business operations of Iso-Torque Corporation, an entity incorporated to separately commercialize the company’s IsoTorque differential technology.

Each Class B Preferred Share is convertible after a one year holding period, at the holder’s election, into one share of our common stock or one share of the common stock of IsoTorque Corporation. The conversion rate is subject to adjustment in the event of the issuance of the company’s or IsoTorque Corporation’s  common stock as a dividend or distribution and in the case of the subdivision or combination of such common stock. The Class B Preferred has no voting rights, except with respect to matters directly impacting upon the rights and privileges accorded to such Class.

Subject to the dividend rights and privileges of our Class A Preferred, the holders of the Class B Preferred are entitled to receive cumulative preferential dividends in the amount of $.50 per share of Class B Preferred for each annual dividend period as well as upon the liquidation, dissolution or winding up of the company.

Dividends payable on the Class B Preferred will be paid in cash out of any funds legally available for the payment of dividends or, in the discretion of the board, will be paid in Class B Preferred at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

 If dividends are paid in shares of Class B Preferred, such dividend shares are not entitled to accumulate additional dividends and themselves may be converted into the common stock of the company on a one for one basis. Holders of Class B Preferred are permitted to request that dividends payable in Class B Preferred be immediately converted into shares of our common stock.

Accumulated and unpaid dividends on the Class B Preferred will not bear interest. Class B Preferred shares are also entitled to participate pro rata in dividends declared and/or distributions made with respect to all classes of our outstanding equity.

We may, in the absolute discretion of our board, redeem at any time and from time to time from any source of funds legally available any and all of the outstanding Class B Preferred at the redemption price of $5.00 per Class B Preferred, plus all unpaid accumulated dividends payable with respect to each Class B Preferred Share.

Since its designation in September 2004, we have sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500.  No Class B Preferred shares were sold during the years ended December 31, 2011 and 2010.

Since its designation, Class B Preferred shareholders have converted an aggregate 20,000 Class B Preferred into our common stock (on a one to one basis) through December 31, 2011.

Through December 31, 2011, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. Through December 31, 2011, we have issued 30,103 restricted common shares in payment of Class B dividends amounting to approximately $24,000, based on the market value of our stock at the time of conversion.

At December 31, 2011, dividends payable upon the conversion of 77,500 outstanding shares of Class B Preferred amounted to approximately $243,000.   In the event of a liquidation, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.  The value of the Class B Preferred shareholders’ liquidation preference, including the stated value of the Class B Preferred shares, was $243,000 and $204,000 at December 31, 2011 and 2010, respectively.  In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

(iii) Class C Preferred Stock

In September 2011, the board of directors authorized, and Class A Preferred and Class B Preferred shareholders approved, a third series of preferred stock, namely 16,250,000 shares of Class C Voting Convertible Preferred Stock .On September 23, 2011, we sold and issued a total of 16,250,000 shares of Series C Voting Convertible Preferred Stock and warrants to purchase 1,625,000 shares of our common stock in a private placement transaction, generating gross proceeds of $6,500,000.  Direct expenses of approximately $106,000 pertaining to the transaction, consisting of primarily external legal costs, were incurred, resulting in net proceeds of approximately $6,394,000.

Each Class C Preferred share is convertible, at the holder’s election, into one share of our common stock.  The conversion rate is subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock.

The Class C Preferred shares have a liquidation preference at their stated value per share of $0.40 that is senior to our common stock, and the Company’s Class A Non-Voting Cumulative Convertible Preferred Shares and Class B Non-Voting Cumulative Convertible Preferred Shares.  The liquidation preference is payable upon a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon a deemed liquidation of the Company.

The Class C Preferred shares have no right to receive dividends and have no redemption right. The Class C Preferred shares vote with the common stock on an as-converted basis.

The associated warrants have a ten (10) year term and are immediately exercisable for 1,625,000 shares of common stock.  The warrants are exercisable, at the holder’s election, for shares of the Company’s common stock in either a cash or cashless exercise. The warrants have an exercise price equal to the greater of (i) $0.01 or (ii) eighty percent (80%) of the volume weighted average sale price per share of our common stock during the ten (10) consecutive trading days immediately preceding the notice of exercise.  The number of warrants and exercise price are subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock.  We estimated a value of $.50 per warrant, or a total of approximately $812,000, using a weighted average of assigned probabilities for various gain scenarios at certain price points based on expected volatility.  As a result of the combined issuance of the Class C Preferred stock with the associated warrants, we reflected a non-cash distribution on the Class C Preferred shares for the warrants issued in our condensed consolidated statements of operations for 2011.  (See Note G[12](o).)

In conjunction with the issuance of the 16,250,000 shares of Class C Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis.  We compared the fair value of our common stock on the date of issuance with the effective conversion price after allocation of the proceeds to the related warrants, and determined that the value of the non-cash beneficial conversion feature is approximately $5,582,000, which is reflected in our condensed consolidated statements of operations for the year ended December 31, 2011 as an adjustment to arrive at the net loss attributable to common stockholders.  (See Note G[12](o).)

For the year ended December 31, 2011, no Class C Preferred shareholders have converted shares of Class C Preferred into common stock.  At December 31, 2011, there were 16,250,000 shares of Preferred C stock outstanding.  The value of the Class C Preferred shareholders’ liquidation preference was $6,500,000 at December 31, 2011.

(F) Reports to Shareholders

We furnish our shareholders with an annual report containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law. We comply with periodic reporting, proxy solicitation and certain other requirements of the Securities Exchange Act of 1934.

(G) Transfer Agent and Registrar

Continental Stock Transfer & Trust Company has been appointed as our Transfer Agent and Registrar for our common stock and for our preferred stock.

Item 6.  SELECTED FINANCIAL DATA

 As a smaller reporting company, we are not required to include information otherwise required by this Item.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, the successful commercialization of our products, general domestic and global economic conditions, government and environmental regulations, competition and customer strategies, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements set forth herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this annual report.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this annual report on Form 10-K to reflect new information, future events or other developments.

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

(A) Overall Business Strategy

Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the Company acquired numerous patents, inventions and know-how created by Vernon E. Gleasman and his sons, James and Keith Gleasman, a family with more than fifty years of experience in the automotive industry. Since its inception, we have endeavored to design, develop, build and commercialize our automotive and powertrain technology portfolio.  We have not yet had any significant revenue-producing operations and, as such, we are a development stage entity.

(B) Current Status of Business Plan and Ongoing Projects

Over the past year, we believe that we have made significant technological progress on both our IsoTorque® differential and our Rota-Torque hydraulic pump.  The following summarizes the current status of the development efforts for our two key products.

IsoTorque Differential – The testing for our rear-wheel drive differential has gone well so far and we anticipate that our business with automobile manufacturers can start in the next 12 to 24 months.  However, we see an opportunity to begin selling into the aftermarket much sooner.  Our present goal is to start marketing into this sector in the second quarter of 2012.  Our marketing plan has been drawn and we feel there is great opportunity in the aftermarket.  In addition, we believe that our efforts will help us break into the OEM market by proving our performance and safety advantages in the real world.  We are also continuing to market into off-highway markets such as mining and construction.

We are still testing and improving our differential for front-wheel drive applications.  We believe that this could create a very significant breakthrough in front-wheel drive technology.  We believe that we are about 6 to 9 months away from testing.

Rota-Torque Hydraulic Pump – We have completed our initial testing of the Rota-Torque pump at a prominent university.  Through this testing, we have learned a great deal about the strengths of the pump and improvements we can make.  Because we are changing the intended use of the pump from an automobile transmission to a commercial pump, we knew in advance that there would be development changes we would have to make because of the heavy duty cycle requirement for commercial use.  However, from our testing we believe that the pump has notable advantages over existing technologies.  Our preliminary timeline for design, simulation testing and development of the prototype is from 9 to 15 months.

Our plan of operation for the year ending December 31, 2012 is as follows:

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

3) to design and build prototype units of our IsoTorque differential for off-road uses such as integration in the drive wheel assemblies of 21 SC mining shuttle cars under a contract with Eastern Mining & Industrial Supply, Inc., Chapmanville, West Virginia, to jointly evaluate the performance and durability of the prototype units and upon successful evaluation, to build and sell IsoTorque differentials to Eastern for incorporation in 21 SC mining cars it remanufactures for the mining industry;

4) to enhance the design of, build prototype units for, and evaluate the operating performance and efficiencies of our Rota-Torque Hydraulic Pump for commercial and industrial applications and to market the Rota-Torque to industrial manufacturers of hydraulic pump and associated manufacturers.

During the first quarter of 2011, we signed Non-Disclosure Agreements (NDA) with two prominent Chinese manufacturers.  The NDA’s will allow us to explore relationships that will advance our technology and products further and faster into the world’s largest market.  In June 2011, we entered into a marketing agreement with an organization that is focused on developing Torvec’s business in China.  This marketing agreement has replaced the China joint venture arrangement that was created in June 2010 for similar reasons. We believe these relationships will advance our technology and products further and faster in the world’s largest market.

In January 2011, we contracted with a West Virginia remanufacturer of components for mining and associated industrial equipment to develop an IsoTorque differential prototype to demonstrate its feasibility to alleviate steering problems associated with mining shuttle cars. If successful, the contract calls for us to furnish the remanufacturer with all of their differential requirements during the three year contract term, as mutually extended.  We are continuing to make progress on the completion of the prototype, and have provided our customer with sample units for determining final fitment parameters.

In addition to the activities to be undertaken by us to implement our plan of operation detailed above, we may expand our marketing activities depending upon future circumstances and developments. Information regarding the Company and all of our inventions, including regular updates on technological and business developments, can be found on our website, www.torvec.com.

(C) Company Revenue and Expenses

Revenue for the twelve-month period ended December 31, 2011 was $30,000.  The revenue generated in 2011 was related to the completion of a milestone on a prototype development contract.  The total contract value is $120,000 and is anticipated to be completed in the first half of 2012.  The cost of goods sold was $17,000 in 2011, or 57% of revenue.  Gross profit for the twelve-month period ended December 31, 2011 was $13,000, or 43%.  No revenue or cost of goods sold was reported for the twelve-month period ended December 31, 2010.

Research and development expenses for the twelve months ended December 31, 2011 amounted to $762,000 as compared to $469,000 for the comparable period in 2010.  The increase of $293,000, or 62%, is primarily due to a greater allocation of personnel-related costs to R&D in 2011.  During 2012, we expect R&D costs to continue to increase as we accelerate design efforts and the testing of prototypes in preparation for the commercialization of our technologies.

General and administrative expense for the twelve-month period ended December 31, 2011 amounted to $2,689,000 compared to $4,471,000 for 2010.  Non-cash stock-based compensation expense attributable to stock options and warrants that was included in G&A expense for the twelve months ended December 31, 2011 was $1,435,000, compared with $1,686,000 for the same period in 2010.  Excluding the non-cash stock compensation expense, general and administrative expense for 2011 amounted to $1,254,000 compared to $2,785,000 in 2010.  The decrease of $1,531,000, or 55%, is mainly related to a change in the allocation of personnel-related costs to R&D in 2011, lower marketing expenses and professional services fees, lower board compensation costs, and a favorable change in the period cost for our payroll tax liability accrual.

The loss from operations in 2011 was $3,438,000, compared with a loss from operations in 2010 of $4,940,000.  Other income for 2011 was $5,000, compared with other income of $1,889,000 in 2010 that resulted primarily from a gain on the settlement of the litigation for our ice technology license to Ice Engineering, LLC. We recorded a value of $812,000 for the issuance of warrants to Class C Preferred shareholders in 2011, as a result of the combined issuance of the Class C Preferred stock with associated warrants.  In conjunction with the issuance of the 16,250,000 shares of Class C Preferred stock in September 2011, we recorded a non-cash beneficial conversion feature of $5,582,000.   Preferred stock dividends amounted to $270,000 and $273,000 in 2011 and 2010, respectively.

The net loss attributable to common stockholders for 2011 was $10,097,000 as compared to a net loss for the same period in 2010 of $3,326,000.  The $6,771,000 increase is attributable to preferred stock dividends and conversion feature costs.  The weighted average diluted common shares outstanding amounted to 45,697,000 and 38,895,000 for 2011 and 2010, respectively.  The increase in weighted average shares outstanding was due to stock issuances throughout 2010 for the payment of services, as well as for private placements of our common stock to various investors.  Diluted net loss per common share for 2011 was $0.22, compared with diluted net loss per common share for 2010 of $0.09.

 (D) Liquidity and Capital Resources

In September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new series of preferred stock.  We issued a total of 16,250,000 shares of Series C Preferred Stock at a price of $0.40 per share.  As part of the same private placement, the investors received common stock purchase warrants entitling them to purchase up to an aggregate total of 1,625,000 common shares at 80 percent of the volume weighted average price of our common stock based on the 10 trading days immediately preceding the date of exercise.  The warrants are immediately exercisable and have a 10 year term.  We intend to use the funds raised to continue developing and intensify the marketing of our IsoTorque® and Rota-Torque technologies for the automotive and commercial pump industries, including our anticipated entry into the automotive aftermarket with our patented differential.  We recorded approximately $106,000 in direct expenses associated with the transaction, consisting primarily of external legal costs, resulting in net proceeds realized of $6,394,000.

As of December 31, 2011, cash totaled $5,939,000, an increase of $4,421,000 from the beginning of the year.  During the twelve months ended December 31, 2011, we used $1,938,000 of cash in operating activities, compared with $1,804,000 for the same period in 2010.  A reported net loss of $3,433,000 in 2011, offset in part mainly by non-cash stock-based compensation and stockholder contribution of services of $1,696,000, resulted in cash used in operating activities amounting to $1,938,000 for the year ended December 31, 2011.   In 2010, a reported net loss of $3,053,000 plus an addback of $1,900,000 for a gain recorded from the settlement of litigation pertaining to a technology license with Ice Engineering, offset in part mainly by $3,019,000 of non-cash expenditures related to the issuance of common stock, warrants and stock options, and stockholder contribution of services, resulted in cash used in operating activities of $1,804,000 for the year ended December 31, 2010.

We used $13,000 in cash for investing activities in 2011 to purchase computer hardware and software.  We generated $1,124,000 in cash from investing activities during 2010 mainly related to the receipt of $1,100,000 in proceeds from the settlement of litigation pertaining to the technology license with Ice Engineering.

During 2011, we generated $6,372,000 from financing activities, primarily as a result of our private placement of Series C Voting Preferred Stock for net proceeds of $6,394,000.  During 2010, we generated $2,157,000 from financing activities, mainly as a result of proceeds from various private placements of common stock.

During the twelve-month period ended December 31, 2011, we issued 14,721 shares of common stock resulting from the conversion of Preferred A shares and related accumulated dividends.  During the twelve-month period ended December 31, 2010, we issued a total of 9,874,486 shares of common stock.  The total shares issued during 2010 was comprised of 85,383 shares resulting from the conversion of Preferred A shares and related accumulated dividends, 2,516,363 shares issued to directors and consultants for services rendered, 6,000 shares issued as a result of the exercise of common stock warrants, and the sale of 7,266,740 restricted common shares for proceeds of $2,189,000 to accredited investors in a series of private placements.

Contribution of Shareholder Services:

Effective January 1, 2008, the board instituted a compensation plan for James Gleasman, our chief executive officer, and Keith Gleasman, our president, each of whom were major shareholders and co-founders of the Company.  The compensation plan was designed to compensate each of them for services performed, and inventions and know-how transferred to us, at the rate of $300,000 per year. Actual payment of this compensation, or any portion thereof, was conditioned upon a determination by the board that we had the requisite cash to make payment, after the complete funding of all ongoing Company projects.

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

For subsequent periods, there has not been a compensation plan in place for the Gleasmans.  However, due to the significance of their ownership interest at the time and their influence within the Company, we were required to record the estimated value of each of the Gleasman’s services rendered to us (estimated at $300,000 each per annum) as a contribution of services in accordance with generally accepted accounting principles, and we allocated the amount of such contribution between research and development expenses and general and administrative expenses, based upon management’s estimate of the Gleasmans’ time allocation.  Effective March 14, 2010, James Gleasman retired as our chief executive officer, interim chief financial officer and as a member of the board of directors. As of October 1, 2011 following our September 2011 private placement, we reassessed the estimated value of of the services we were receiving from Keith Gleasman as a result of the reduction of his overall ownership interest, and reduced the amount we were recording for his contribution for shareholder services to the equivalent of $100,000 per annum.  For the years ended December 31, 2011 and 2010, we recorded a total expense for the Gleasmans’ contributed services of $250,000 and $361,000, and we allocated $83,000 and $125,000 to research and development expense and $167,000 and $236,000 to general and administrative expense, respectively.

During the year ended December 31, 2009, James Gleasman loaned the company $22,000 for compensation to the engineers. In 2010, we repaid the full amount of this loan.

Effective January 1, 2012, the board approved a base salary for Keith Gleasman of $100,000 per annum.  Mr. Gleasman is currently our president and vice president of marketing, and is one of the Company’s co-founders.  The board’s decision was based upon the recommendation of the Company’s Governance and Compensation Committee, composed entirely of independent directors.  As a result of this change, we will no longer be recording an expense related to his unpaid contribution of shareholder services.

Current Cash Outlook:

For the period from September 1996 (inception) through December 31, 2011, we have accumulated a deficit of $59,699,000.  At December 31, 2011 we have stockholders’ equity of $5,577,000, current liabilities of $573,000 and working capital of $5,401,000. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations.  In September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new class of preferred stock.  The proceeds from this transaction will be used to support the ongoing development and marketing of our technologies.  Presently, we anticipate that our operating cash requirements for the full year of 2012 will be in the range of approximately $2,000,000.  We believe that based upon our current cash position and the current outlook for our business operations, we have sufficient cash to continue operations through December 31, 2012.

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

(F) Impact of Inflation

Inflation has not had a significant impact on our operations to date and we are currently unable to determine the extent inflation may impact our operations during our fiscal year ending December 31, 2012.

(G) Quarterly Fluctuations

As of December 31, 2011 and 2010, we had not engaged in substantial revenue producing operations. Once we actually commence significant revenue producing operations, our operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of our sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by us and our competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once we actually commence significant revenue producing operations, our product revenues may vary significantly by quarter and our operating results may experience significant fluctuations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include information otherwise required by this Item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TORVEC, INC.
(a development stage company)
Contents
Financial Statements

PAGE

Reports of Independent Registered Public Accounting Firms	26

Consolidated Balance Sheets as of December 31, 2011 and 2010	28

Consolidated Statements of Operations for each of the years in the Two-Year Period Ended December 31, 2011 and for the Period from September 25, 1996 (Inception) through December 31, 2011	29

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the Period from September 25, 1996 (Inception) through December 31, 2011	30

Consolidated Statements of Cash Flows for each of the years in the Two-Year Period Ended December 31, 2011 and for the Period from September 25, 1996 (Inception) through December 31, 2011	43

Notes to Consolidated Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Torvec, Inc.

We have audited the accompanying consolidated balance sheet of Torvec, Inc. (a development stage company) and its subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity (capital deficit) for the year then ended and for the period included in the cumulative development stage period from January 1, 2011 through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and subsidiaries as of December 31, 2011, and the consolidated results of their operations and their consolidated cash flows for the year then ended and for the period included in the cumulative development stage period from January 1, 2011 through December 31, 2011, in conformity with accounting principles generally accepted in the United States.

/s/ Freed Maxick CPAs, P.C.
(Formerly known as Freed, Maxick, & Battaglia, CPAs, PC)
Buffalo, New York
March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Torvec, Inc.

We have audited the accompanying consolidated balance sheet of Torvec, Inc. (a development stage company) and its subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations and cash flows for the year ended December 31, 2010 and for the period from September 25, 1996 (inception) through December 31, 2010 (not presented separately herein) and changes in stockholders’ equity (capital deficit) for each of the periods from September 25, 1996 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and subsidiaries as of December 31, 2010, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2010 and for the period from September 25, 1996 (inception) through December 31, 2010 (not presented separately herein), in conformity with accounting principles generally accepted in the United States.

/s/ EisnerAmper LLP
New York, New York
March 28, 2011

TORVEC, INC.
(a development stage company)
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash	$5,939,000	$1,518,000
Prepaid expenses and other current assets	35,000	48,000

Total current assets	5,974,000	1,566,000

Property and Equipment:
Office equipment and software	116,000	68,000
Shop equipment	112,000	118,000
Leasehold Improvements	243,000	243,000
Transportation equipment	26,000	37,000

	497,000	466,000
Less accumulated depreciation and amortization	273,000	246,000

Net property and equipment	224,000	220,000

Total Assets	$6,198,000	$1,786,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current portion	$36,000	$15,000
Accounts payable	91,000	167,000
Accrued liabilities	437,000	618,000
Deferred liabilities	9,000	21,000

Total current liabilities	573,000	821,000

Notes payable, net of current portion	48,000	26,000
Deferred rent	0	19,000

Total Liabilities	621,000	866,000

Commitments and other matters (Note H)

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at December 31, 2011 and December 31, 2010: 587,101 and 598,772, respectively	6,000	6,000
b) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at December 31, 2011 and December 31, 2010: 77,500 and 77,500, respectively	1,000	1,000
c) 16,250,000 designated as Class C, Voting, convertible, no dividend, shares issued and outstanding at December 31, 2011 and December 31, 2010: 16,250,000 and 0, respectively	162,000	0
Common stock, $.01 par value, 400,000,000 shares authorized, 45,700,399 and 45,685,678 issued and outstanding, at December 31, 2011 and December 31, 2010, respectively	457,000	457,000
Additional paid-in capital	64,650,000	56,722,000
Deficit accumulated during the development stage	(59,699,000)	(56,266,000)

Total Stockholders' Equity	5,577,000	920,000

Total Liabilities and Stockholders' Equity	$6,198,000	$1,786,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)
Consolidated Statements of Operations

	Year Ended December 31, 2011	Year Ended December 31, 2010	September 25, 1996(Inception) through December 31, 2011

Revenue	$30,000	$0	$452,000
Cost of Goods Sold	17,000	0	332,000

Gross Profit	13,000	0	120,000

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation expense	751,000	469,000	15,428,000
Stock-based compensation expense related to options and warrants	11,000	0	1,658,000
Total research and development	762,000	469,000	17,086,000
General and administrative:
G&A costs, excluding stock-based compensation expense	1,254,000	2,785,000	27,985,000
Stock-based compensation expense related to options and warrants	1,435,000	1,686,000	19,028,000
Total general and administrative	2,689,000	4,471,000	47,013,000
Asset impairments	0	0	1,071,000

Total costs and expenses	3,451,000	4,940,000	65,170,000

Loss from operations	(3,438,000)	(4,940,000)	(65,050,000)

Reversal of liability on cancellation of debt	0	0	1,541,000
Gain on litigation settlement	0	1,900,000	1,900,000
Other income / (expense)	5,000	(11,000)	254,000

Loss Before Income Tax (Expense) / Benefits	(3,433,000)	(3,051,000)	(61,355,000)

Income tax (expense) / benefits	0	(2,000)	384,000

Net Loss	(3,433,000)	(3,053,000)	(60,971,000)

Net loss attributable to non-controlling interest in subsidiary	0	0	1,272,000

Net Loss attributable to Torvec, Inc.	(3,433,000)	(3,053,000)	(59,699,000)

Preferred stock beneficial conversion feature	5,582,000	0	6,345,000
Issuance of warrants to preferred shareholders	812,000	0	812,000
Preferred stock dividends	270,000	273,000	1,948,000

Net Loss attributable to Torvec, Inc. common stockholders	$(10,097,000)	$(3,326,000)	$(68,804,000)

Net Loss per common share attributable to stockholders of Torvec, Inc.:
Basic and Diluted	$(0.22)	$(0.09)

Weighted average number of shares of common stock:
Basic and Diluted	45,697,000	38,895,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2011

										Deficit	Total
	Class A		Class B						Unearned	Accumulated	Stockholders’
	Preferred		Preferred				Additional	Due	Compensatory	During the	Equity
	Stock		Stock		Common Stock		Paid-in	From	Stock and	Development	(Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Deficit)
Issuance of shares to founders					16,464,400	$165,000	$(165,000)				$0
Issuance of stock for services					2,535,600	25,000	381,000				406,000
Sale of common stock — November ($1.50 per share)					64,600	1,000	96,000				97,000
Sale of common stock — December ($1.50 per share)					156,201	1,000	233,000				234,000
Distribution to founders							(27,000)				(27,000)
Net loss										$(489,000)	(489,000)
Balance — December 31, 1996					19,220,801	192,000	518,000			(489,000)	221,000
Issuance of compensatory stock					1,000,000	10,000	1,490,000		$(1,500,000)		0
Issuance of stock for services					14,000		24,000				24,000
Sale of common stock — January ($1.50 per share)					58,266	1,000	86,000				87,000
Sale of common stock — February ($1.50 per share)					75,361	1,000	112,000				113,000
Sale of common stock — May ($1.50 per share)					30,000		45,000				45,000
Sale of common stock — June ($3.00 per share)					73,166	1,000	219,000				220,000
Sale of common stock — July ($3.00 per share)					13,335		40,000				40,000
Sale of common stock — August ($3.00 per share)					60,567	1,000	181,000				182,000
Sale of common stock — September ($3.00 per share)					10,000		30,000				30,000
Sale of common stock — October ($3.00 per share)					7,000		21,000				21,000
Sale of common stock — November ($3.00 per share)					10,000		30,000				30,000
Sale of common stock — December ($3.00 per share)					100,000	1,000	299,000				300,000
Issuance of compensatory options to consultants							234,000		(234,000)		0
Compensatory stock and options earned									451,000		451,000
Distributions to founders							(338,000)				(338,000)
Net loss										(922,000)	(922,000)
Balance — December 31, 1997					20,672,496	207,000	2,991,000		(1,283,000)	(1,411,000)	504,000
Issuance of stock for services					1,000		3,000				3,000

Sale of common stock — May 11 to September 20 ($5.00 per share)	112,620	1,000	562,000		563,000
Sale of common stock — September 21 to December 31 ($10.00 per share)	25,500		255,000		255,000
Costs of offering			(60,000)		(60,000)
Compensatory stock and options earned				578,000	578,000
Contribution of services			15,000			15,000
Net loss					(2,122,000)	(2,122,000)
Balance — December 31, 1998	20,811,616	208,000	3,766,000	(705,000)	(3,533,000)	(264,000)
Issuance of stock for services	45,351		327,000			327,000
Sale of common stock — January 1 to August 9 ($10.00 per share)	80,670	1,000	806,000			807,000
Sale of common stock — August 10 to November 30 ($5.00 per share)	84,500	1,000	422,000			423,000
Issuance of compensatory options to consultants			2,780,000	(2,780,000)		0
Common stock issued- exercise of options	21,000		105,000			105,000
Compensatory stock and options earned				3,050,000		3,050,000
Contribution of services			15,000			15,000
Net loss					(4,788,000)	(4,788,000)
Balance — December 31, 1999	21,043,137	$210,000	8,221,000	$(435,000)	(8,321,000)	(325,000)

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2011
(continued)

										Deficit
									Unearned	Accumulated
	Class A		Class B				Additional	Due	Compensatory	During the	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Issuance of stock for services					196,259	$2,000	$838,000				$840,000
Sale of common stock — March 29 ($4.51 per share)					44,321		200,000				200,000
Sale of common stock — June 23 ($3.50 per share)					100,000	1,000	349,000				350,000
Acquisition of Ice Surface Development					1,068,354	11,000	3,394,000				3,405,000
Proceeds from exercise of put option					36,735	1,000	108,000				109,000
Compensatory stock and options earned									$435,000		435,000
Contribution of services							15,000				15,000
Net loss										$(2,374,000)	(2,374,000)
Balance — December 31, 2000					22,488,806	225,000	13,125,000		0	(10,695,000)	2,655,000
Issuance of stock for liabilities					126,667	1,000	664,000				665,000
Issuance of stock for services					361,100	4,000	1,007,000				1,011,000
Issuance of option to consultant for services							398,000				398,000
Proceeds from exercise of put option					101,910	1,000	323,000				324,000
Contribution of services							15,000				15,000
Net loss										(3,871,000)	(3,871,000)
Balance — December 31, 2001					23,078,483	231,000	15,532,000		0	(14,566,000)	1,197,000
Exercise of warrants					374,448	4,000	198,000				202,000
Loss on sale of minority interest							(232,000)				(232,000)
Sale of preferred stock and warrant	38,500						142,000				142,000
Issuance of stock for services					1,001,454	10,000	1,224,000				1,234,000
Issuance of options in settlement of liabilities and consulting fees							653,000				653,000
Issuance of warrants to chairman							690,000				690,000
Proceeds from exercise of put option ($.90 per share)					440,000	5,000	391,000				396,000
Common stock issued in exchange for loan					35,461		50,000				50,000
Sale of common stock — July ($1.45 per share)					46,897		68,000				68,000
Sale of common stock — August ($1.42 per share)					211,265	2,000	298,000				300,000
Sale of common stock — September ($1.42 per share)					140,845	1,000	199,000				200,000
Sale of common stock — December ($.91 per share)					109,890	1,000	99,000				100,000
Contribution of services							15,000				15,000
Issuance of warrant for financial services							8,000				8,000
Warrant issued in lieu of compensation							633,000				633,000
Issuance of shares in settlement of liabilities					190,965	2,000	267,000				269,000
Compensatory stock options							32,000				32,000
Employees/Stockholders Contribution of services in subsidiary							519,000				519,000
Net loss										(4,577,000)	(4,577,000)
Balance — December 31, 2002	38,500	0			25,629,708	$256,000	$20,786,000		$0	$(19,143,000)	$1,899,000

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2011
(continued)

										Deficit
									Unearned	Accumulated
	Class A		Class B				Additional	Due	Compensatory	During the	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Sale of Common Stock — March ($0.90 per share)					111,112	1,000	$99,000				$100,000
Sale of Common Stock — June (0.80 per share)					250,000	3,000	197,000				200,000
Sale of Common Stock — September ($2.50 per share)					8,000		20,000				20,000
Advance settled with Common Stock — October ($2.50 per share)					10,000		25,000				25,000
Exercise of warrant for common stock — (December $0.50 per share)					250,000	2,000	123,000				125,000
Issuance of stock for services					753,824	8,000	842,000				850,000
Exercise of Warrants for $.01 per share					191,180	2,000	(2,000)				—
Cashless exercise of put option					654,432	7,000	(7,000)				—
Sale of Class A Preferred Stock — September ($4.00 per share)	5,575						22,000				22,000
Sale of Class A Preferred Stock — December ($4.00 per share)	10,112	$1,000					40,000				41,000
Issuance of option for services							46,000				46,000
Issuance of options in settlement of liabilities and consulting fees							265,000				265,000
Contribution of services in subsidiary							173,000				173,000
Adjustment for equity issuances of subsidiary common stock							79,000				79,000
Class A Preferred stock issued	2,305						9,000				9,000
NET LOSS										(2,927,000)	(2,927,000)
Balance at December 31, 2003	56,492	$1,000			27,858,256	$279,000	$22,717,000			$(22,070,000)	$927,000

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2011
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
For the Period from September 25, 1996 (Inception) through December 31, 2011
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

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2011
(continued)

										Deficit	Total
									Unearned	Accumulated	Stockholders’
	Class A		Class B				Additional	Due	Compensatory	During the	Equity
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	(Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Deficit)
Issuance of common stock for services					375,230	$5,000	$799,000				$804,000
Sale of Class A Preferred Stock ($4.00 per share) — January and March 2006	58,250	$1,000					232,000				233,000
Sale of Class A Preferred Stock ($4.00 per share) — May 2006	25,000						100,000				100,000
Sale of Class A Preferred Stock ($4.00 per share) — July and August 2006	78,750	$1,000					314,000				315,000
Sale of Class A Preferred Stock ($4.00 per share) — October and November 2006	111,250	$1,000					444,000				445,000
Sale of Class B Preferred Stock ($5.00 per share)			55,000	$1,000			274,000				275,000
Contribution of services							300,000				300,000
Exercise of consultants warrants					680,932	$7,000	3,000				10,000
Issuance of warrants for consulting services							3,614,000				3,614,000
Shares issued for consulting services					160,000	$1,000	420,000		103,000		524,000
Issuance of Common Stock to Placement agent for finders fee					39,000
Net Loss										(7,727,000)	(7,727,000)
Balance at December 31, 2006	732,493	$8,000	97,500	$1,000	31,307,792	$313,000	$43,767,000	$0	$0	$(45,047,000)	$(958,000)

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2011
(continued)

										Deficit	Total
									Unearned	Accumulated	Stockholders’
	Class A		Class B				Additional	Due	Compensatory	During the	Equity
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	(Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Deficit)
Contribution of services							300,000				300,000
Exercise of Warrants					25,250	1,000					1,000
Shares Issued for Services					302,003	2,000	1,190,000				1,192,000
Warrants Issued for Services							650,000				650,000
Stock Issued for Purchase of Variable Gear, LLC					5,000		19,000				19,000
Net Loss										(3,211,000)	(3,211,000)
Balance at December 31, 2007	732,493	$8,000	97,500	$1,000	31,640,045	$316,000	$45,926,000	$0	$0	$(48,258,000)	$(2,007,000)

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2011
(continued)

										Deficit	Total
									Unearned	Accumulated	Stockholders’
	Class A		Class B				Additional	Due	Compensatory	During the	Equity
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	(Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Deficit)
Conversion	(32,305)	(1,000)			32,305	1,000
Shares Issued for Services					875,390	7,000	1,730,000				1,737,000
Shares Issued as Compensation					147,757	3,000	331,000				334,000
Dividend	6,913
Issuance of Common Stock — June ($2.75 per share)					36,364	1,000	99,000				100,000
Issuance of Common Stock — September ($1.50 per share)					20,000		30,000				30,000
Issuance of Common Stock — October ($1.50 per share)					45,000		68,000				68,000
Warrants Exercised					2,500
Warrants Issued for Services							249,000				249,000
Shares Issued for Commercializing Event					12,061		36,000				36,000
Contributed Capital — Ford Truck							16,000				16,000
Net Loss										(1,683,000)	(1,683,000)
Balance at December 31, 2008	707,101	$7,000	97,500	$1,000	32,811,422	$328,000	$48,485,000	$0	$0	$(49,941,000)	$(1,120,000)

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2011
(continued)

										Deficit		Total
									Unearned	Accumulated		Stockholders’
	Class A		Class B				Additional	Due	Compensatory	During the	Non-	Equity
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	From	Stock and	Development	controlling	(Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Interest	Deficit)
Conversion Preferred A	(51,250)	(1,000)		—	51,250	1,000						—
Payment of Preferred A Dividend in Common Stock					65,965	1,000	(1,000)					—
Conversion Preferred B			(20,000)		20,000							—
Payment of Preferred B Dividend in Common Stock					30,103	—	—					—-
Shares Issued for Services					1,861,475	18,000	1,281,000					1,299,000
Shares Issued as Compensation					377,152	4,000	286,000					290,000
Issuance of common stock April ($0.78 per share					64,103	1,000	49,000					50,000
Issuance of common stock June ($0.67 per share)					30,000		20,000					20,000
Issuance of common stock July ($0.60 per share)					86,665	1,000	51,000					52,000
Issuance of common stock July ($0.51 per share)					39,216	1,000	19,000					20,000
Issuance of common stock July ($0.76 per share)					13,200		10,000					10,000
Issuance of common stock August ($0.60 per share)					25,000		15,000					15,000
Issuance of common stock August ($0.72 per share)					38,961	1,000	29,000					30,000
Issuance of common stock September ($0.70 per share					17,142		12,000					12,000
Issuance of common stock September ($0.77 per share)					7,944		6,000					6,000
Issuance of common stock October ($0.52 per share)					192,308	2,000	98,000					100,000
Issuance of common stock October ($0.63 per share)					20,000		13,000					13,000
Issuance of common stock December ($0.40 per share)					16,944		7,000					7,000

Warrants Exercised	12,500	—	—
Issuance of restricted share for services	25,173	19,000	19,000
Shares Issued for Commercializing Event					4,669		14,000					14,000
Contributed Services							1,200,000					1,200,000
Net Loss										(3,272,000)		(3,272,000)
Balance at December 31, 2009	655,851	$6,000	77,500	$1,000	35,811,192	$358,000	$51,613,000	$0	$0	$(53,213,000)	$0	$(1,235,000)

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2011
(continued)

							Additional	Due	Unearned Compensatory	Deficit Accumulated During the	Non-	Total
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Paid-In	From	Stock and	Development	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Interest	Equity
Conversion Preferred A	(62,500)				62,500							0
Payment of Preferred A dividend in Preferred Stock	5,421											0
Payment of Preferred A dividend in Common Stock					22,883							0
Shares Issued for Services					1,476,992	15,000	561,000					576,000
Shares Issued for Compensation					889,195	9,000	330,000					339,000
Issuance of Common Stock - January ($0.50 per share)					10,000	0	5,000					5,000
Issuance of Common Stock - May ($0.30 per share)					350,167	4,000	102,000					106,000
Issuance of Common Stock - July ($0.39 per share)					68,571	1,000	26,000					27,000
Issuance of Common Stock - August ($0.35 per share)					4,000	0	1,000					1,000
Issuance of Common Stock from October Private Placement ($0.30 per share)					6,834,002	69,000	1,981,000					2,050,000
Warrants Exercised					6,000							0
Issuance of Common Stock Warrants for Services							45,000					45,000
Issuance of Restricted Shares for Services					118,099	1,000	43,000					44,000
Shares issued for Commercializing Event					32,077		13,000					13,000
Stock-Based Compensation Related to Stock Options							1,573,000					1,573,000
Warrant Modification							68,000					68,000
Contributed Services							361,000					361,000
Net Loss										(3,053,000)		(3,053,000)

Balance at December 31, 2010	598,772	6,000	77,500	1,000	45,685,678	457,000	56,722,000	0	0	(56,266,000)	0	920,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2011
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Due From Stock-holders	Unearned Compensa-tory Stock and Options	Deficit During the Development Stage	Non-Controlling Interest	Total Stockholders' Equity
Issuance of Preferred C - September ($0.40 per share)					16,250,000	162,000			5,420,000					5,582,000
Issuance of Common Stock Warrants									812,000					812,000
Conversion Preferred A	(11,671)	0					11,671	0						0
Payment of Preferred A dividend in Common Stock							3,050	0						0
Stock-Based Compensation Related to Stock Options									1,446,000					1,446,000
Contributed Services									250,000					250,000
Net Loss												(3,433,000)		(3,433,000)

Balance at December 31, 2011	587,101	$6,000	77,500	$1,000	16,250,000	$162,000	45,700,399	$457,000	$64,650,000	$0	$0	$(59,699,000)	$0	$5,577,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)
Consolidated Statements of Cash Flows

			September 25,
			1996
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(3,433,000)	$(3,053,000)	$(60,971,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,000	51,000	2,624,000
Loss / (gain) on sale / disposition of fixed assets	2,000	(27,000)	(35,000)
Gain on sale of Ice Engineering license	0	(1,900,000)	(1,900,000)
Loss on impairment of license	0	0	1,071,000
Impairment of goodwill	0	0	19,000
Common stock issued for services	0	620,000	13,844,000
Compensatory common stock	0	339,000	2,463,000
Shares issued for future consulting services	0	0	103,000
Common stock issued in connection with commercializing event plan	0	13,000	63,000
Stock-based compensation related to stock options and warrants	1,446,000	1,686,000	20,421,000
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Stockholder contribution of services	250,000	361,000	4,220,000
Contribution to capital, Ford Truck	0	0	16,000
Reversal of liability	0	0	(1,541,000)
Changes in:
Prepaid expenses and other current assets	24,000	63,000	137,000
Deferred revenue	(21,000)	(7,000)	(91,000)
Deferred rent	(10,000)	(10,000)	9,000
Change in accrued payroll taxes	(110,000)	169,000	236,000
Accounts payable and other accrued expenses	(147,000)	(87,000)	4,010,000
Due to a related party	0	(22,000)	0

Net cash used in operating activities	(1,938,000)	(1,804,000)	(14,683,000)

Cash flows from investing activities:
Purchase of property and equipment	(13,000)	(3,000)	(376,000)
Cost of acquisition	0	0	(16,000)
Proceeds from sale of license	0	1,100,000	1,900,000
Proceeds from sale of fixed assets	0	27,000	37,000

Net cash (used in) provided by investing activities	(13,000)	1,124,000	1,545,000

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	0	2,189,000	9,223,000
Net proceeds from sales of preferred stock	6,394,000	0	9,931,000
Net proceeds from sale of subsidiary stock	0	0	234,000
Net proceeds from issuance of notes payable	0	57,000	57,000
Repayments of notes payable	(22,000)	(60,000)	(82,000)
Proceeds from loans	0	0	335,000
Repayments of loans	0	(29,000)	(109,000)
Repayment of officer & stockholder loans and advances	0	0	(147,000)
Distributions	0	0	(365,000)

Net cash provided by financing activities	6,372,000	2,157,000	19,077,000

Net increase in cash	4,421,000	1,477,000	5,939,000

Cash at beginning of period	1,518,000	41,000	0

Cash at end of period	$5,939,000	$1,518,000	$5,939,000

TORVEC, INC.
(a development stage company)
Consolidated Statements of Cash Flows (continued)

			September 25,
			1996
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	2011	2010	2011

Noncash investing and financing activities:
Preferred stock issued in payment of dividend	$0	$22,000	$61,000
Issuance of common stock for license	0	0	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	0	0	2,907,000
Notes payable exchanged for common stock	0	0	50,000
Advance settled with common stock	0	0	25,000
Loss on exchange of noncontrolling interest	0	0	232,000
Shares issued for future consulting services	0	0	103,000
Issuance of common stock for a finder’s fee	0	0	225,000
Advance from stockholder	0	0	250,000
Contribution of FTV Ford Truck	0	0	16,000
Ice Engineering LLC payable netted against receivable	0	0	91,000
Common stock issued in settlement of director fee payable	0	0	121,000
Common stock issued in settlement of patent expense	0	0	117,000
Issuance of common stock as payment for Preferred A and B dividends	3,000	91,000	171,000
Purchases of assets with debt	65,000	41,000	106,000

Supplemental Disclosures:
Interest paid	3,000	47,000	77,000
Income taxes paid	0	0	1,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2011

NOTE A — THE COMPANY AND BASIS OF PRESENTATION

Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the Company acquired numerous patents, inventions and know-how created by Vernon E. Gleasman and his sons, James and Keith Gleasman, a family with more than fifty years of experience in the automotive industry. Since its inception, the Company has endeavored to design, develop, build and commercialize its automotive technology portfolio.  We have not yet had any significant revenue-producing operations and, as such, we are a development stage entity.  The Company currently is focusing its commercialization strategies on the following technologies: the IsoTorque® differential, the Rota-Torque hydraulic pump, and the Torsteer Vehicle Steer-Drive.

For the period from September 1996 (inception) through December 31, 2011, we have accumulated a deficit of $59,699,000.  At December 31, 2011 we have stockholders’ equity of $5,577,000, current liabilities of $573,000 and working capital of $5,401,000. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations.  In September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new class of preferred stock.  The proceeds from this transaction will be used to support the ongoing development and marketing of our technologies.  We believe that based upon our current cash position and the current outlook for our business operations, we have sufficient cash to continue operations through December 31, 2012.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiaries Iso-Torque Corporation, Variable Gear LLC and Creative Performance Consultants Inc., our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at December 31, 2011), and our majority-owned joint venture, Torvec China, LLC, (60% ownership interest at December 31, 2011).  As of December 31, 2011, each of the subsidiaries and the joint venture are non-operational.  Except for Iso-Torque Corporation, we are in the process of dissolving these entities.  All material intercompany transactions and account balances have been eliminated in consolidation.

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

Reclassifications: Certain reclassifications have been made to prior year balances to conform to the current year’s presentation.

Cash and Cash Equivalents: Cash and cash equivalents may include time deposits, certificates of deposit, and highly liquid debt instruments with original maturities of three months or less. We maintain cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.

Property and Equipment: Property and equipment are stated at cost.  Estimated useful lives are as follows:

Computer Equipment	3 – 7 years
Leasehold Improvements	Lesser of useful life or lease term
Office Equipment	7 years
Shop Equipment	7 years
Transportation Equipment	7 years

Depreciation and amortization are computed using the straight-line method.  Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized.  Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in operating income (expense).  Depreciation and amortization expense for the years ended December 31, 2011 and 2010 amounted to $61,000 and $51,000, respectively.

Intangible Assets: We follow the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-30, “General Intangibles Other Than Goodwill.” Whenever events or circumstances indicate, our long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment.  No impairment charge was considered necessary during the years ended December 31, 2011 or 2010.

Fair Value of Financial Instruments: As defined by U.S. GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  All assets and liabilities are required to be measured and reported on a fair value basis.  A hierarchy for ranking the quality and reliability of the information is used to determine fair values.  Assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The FASB’s guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at December 31, 2011 and 2010.  The carrying amount of cash, accounts payable, and accrued expenses approximates their fair value due to their short maturity.  The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

Revenue Recognition: Our terms provide that customers are obligated to pay for products sold to them within a specified number of days from the date that title to the products is transferred to the customers. Our standard terms are typically net 30 days. We recognize revenue when transfer of title occurs, risk of ownership passes to a customer at the time of shipment or delivery depending on the terms of the agreement with a particular customer and collection is reasonably assured. The sale price of our products is substantially fixed and determinable at the date of the sale based upon purchase orders generated by a customer and accepted by us.

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

During the three month period ended March 31, 2011, we entered into a prototype development agreement to design, build and integrate our IsoTorque differential into the product of a customer for total consideration of $120,000.  Milestones include completion of design, manufacturing of a prototype, and installation / integration of the prototype. The payment required for each milestone was considered to be substantive based on the fact that performance required by us in order to achieve the milestone enhanced the value of the item delivered and is reasonable in relation to all of the deliverables. The first milestone consisted of completion and delivery of the design for the prototype, which was completed and delivered as of March 31, 2011 and resulted in the recognition of revenue in the amount of $30,000, as well as the related costs incurred to complete this milestone.  Further revenue will be recognized, as well as related costs, upon reaching certain other milestones defined in the contract.

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of the Ice technology. Depreciation expense in each of the years ended December 31, 2011 and 2010 that was charged to research and development was $20,000 and $16,000, respectively.

Patent costs for the years ended December 31, 2011 and 2010 amounted to $209,000 and $211,000, respectively, and are included in General and Administrative expenses.

Stock-based Compensation: ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values on the grant date. Under the modified prospective method that we adopted, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with ASC 718-10. Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with ASC 718-10, except that the grant date fair value of all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with ASC 718-10.

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

Income Taxes: We account for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We adopted FASB ASC 740-10 relating to “Accounting for uncertainty in income taxes” on January 1, 2008.  As a result of the implementation of FASB ASC 740-10, we recognized no adjustment for uncertain tax positions. As of December 31, 2011, we have not recognized an increase or decrease to reserves for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions. The tax years 2008 through 2010 remain open to examination by the federal and state tax jurisdictions to which we are subject.

Loss per Common Share: FASB’s ASC 260-10 ( Previously known as: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2011 and 2010, we excluded 28,677,299 and 8,444,870 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at December 31, 2011 and 2010 as the conditions for their vesting are not time-based.

Recent Accounting Pronouncements: In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”.  ASU No. 2011-05 requires entities to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity.  ASU No. 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 is effective retrospectively for annual and interim reporting periods beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU No. 2011-05 is not expected to have a significant impact on our financial statements, as we currently do not have any adjustments to net income in the determination of such comprehensive income.

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

NOTE C — RELATED PARTY TRANSACTIONS

[1] Effective January 1, 2008, the board instituted a compensation plan for James Gleasman, our chief executive officer, and Keith Gleasman, our president, each of whom were major shareholders and co-founders of the Company.  The compensation plan was designed to compensate each of them for services performed, and inventions and know-how transferred to us, at the rate of $300,000 per year. Actual payment of this compensation, or any portion thereof, was conditioned upon a determination by the board that we had the requisite cash to make payment, after the complete funding of all ongoing Company projects.

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

For subsequent periods, there has not been a compensation plan in place for the Gleasmans.  However, due to the significance of their ownership interest at the time and their influence within the Company, we were required to record the estimated value of each of the Gleasman’s services rendered to us (estimated at $300,000 each per annum) as a contribution of services in accordance with generally accepted accounting principles, and we allocated the amount of such contribution between research and development expenses and general and administrative expenses, based upon management’s estimate of the Gleasmans’ time allocation.  Effective March 14, 2010, James Gleasman retired as our chief executive officer, interim chief financial officer and as a member of the board of directors.  As of October 1, 2011 following our September 2011 private placement, we reassessed the estimated value of of the services we were receiving from Keith Gleasman as a result of the reduction of his overall ownership interest, and reduced the amount we were recording for his contribution for shareholder services to the equivalent of $100,000 per annum.  For the years ended December 31, 2011 and 2010, we recorded a total expense for the Gleasmans’ contributed services of $250,000 and $361,000, and we allocated $83,000 and $125,000 to research and development expense and $167,000 and $236,000 to general and administrative expense, respectively.

During the year ended December 31, 2009, James Gleasman loaned the company $22,000 for compensation to the engineers. In 2010, we repaid the full amount of this loan.

[2] On September 14, 2007, we moved our executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, with which Asher J. Flaum, a Company director, is associated.  On April 28, 2008, our board of directors approved the terms of a lease and such lease was executed on April 29, 2008. (See Note H [1].)

[3] On June 29, 2000, we granted an exclusive world-wide license of all our automotive technologies to Variable Gear, LLC for the aeronautical and marine markets for $150,000 cash. We recorded the receipt of the $150,000 as deferred revenue to be recognized when all conditions for earning such fees were complete. At the time of its formation and through June 6, 2007 when his interest was purchased, Robert C. Horton, a Company shareholder, owned 51% of Variable Gear, LLC. On June 6, 2007, we purchased Mr. Horton’s entire interest in Variable Gear for 5,000 shares of common stock valued at $19,250. In fiscal 2007, we recognized the deferred revenue of $150,000 as other income and recorded an impairment of the goodwill of $19,250, since there were no operations of the entity since inception.

[4] On August 17, 2005, we repaid $28,000 indebtedness to a stockholder by issuing 11,667 restricted common shares, such number of shares based upon the closing price of our common stock on August 16, 2005.

[5] On June 19, 2006, we awarded an aggregate 360,000 nonqualified common stock warrants with no expiration date, valued at approximately $629,000, to a director for additional services rendered by such director as chairman of the board’s executive committee during 2006.

[6] On August 18, 2006, we granted 400,000 nonqualified common stock warrants valued at approximately $1,237,000 for consulting services to an enterprise, one of whose members was a director. The warrants were immediately exercisable at $3.27 per common share for a period of ten years. These warrants were modified by mutual agreement of the parties effective October 15, 2010.  These modified warrants are immediately exercisable at $.44 per common share for a period of ten years from the modification date.  This modification was valued at $68,000 and we recognized this expense in the fourth quarter of 2010.

[7] On April 28, 2008, the board of directors approved a one-time payment to our chairman of the governance and compensation committee of $46,000 for special services rendered in connection with required compliance under the Sarbanes-Oxley Act. This amount was paid by the issuance of 19,167 common shares valued as of the closing price on April 28, 2008. We charged $46,000 to operations in connection with such services.

[8] On October 26, 2010, we issued 164,187 common shares valued at approximately $62,400 to each of our chairman of the board and general counsel for services rendered in connection with the engagement of the Company’s new chief executive officer.

[9] On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant.  Through December 31, 2011, we have not recorded any expense for services rendered in relation to this agreement.

[10] During the year ended December 31, 2010, we paid a total value of approximately $117,900 in a combination of business consultant common shares and cash to a member of the Gleasman family for administrative, technological and engineering consulting services.  This amount was comprised of approximately $114,900 in cash and 7,006 common shares with a value of approximately $3,000.  In 2011, this individual was hired as a full-time employee of ours.

[11] During the year ended December 31, 2010, we paid a total value of $97,500 to a family member of our general counsel for engineering consulting services. This amount was comprised of approximately $94,900 in cash and 5,982 common shares with a value of approximately $2,600.  In 2011, this individual was hired as a full-time employee of ours.

[12] On September 23, 2011, we sold and issued a total of 16,250,000 shares of Series C Voting Convertible Preferred Stock and warrants to purchase 1,625,000 shares of our common stock in a private placement transaction, generating gross proceeds of $6,500,000.  Three members of our board of directors and one executive officer participated in the transaction, acquiring 687,500 preferred shares and associated warrants for $275,000 (approximately 4.2 percent of the entire transaction).  (See Note G[5](c).)

NOTE D — INCOME TAXES

We account for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The provision (benefit) for income taxes for the years ended December 31, 2011 and 2010 is summarized below:

	December 31, 2011	December 31, 2010
Current tax expense (benefit):
State	$0	$2,000
Federal	0	0

Deferred tax expense (benefit):
State	398,000	29,000
Federal	(1,246,000)	182,000
Increase (decrease) in valuation allowance	848,000	(211,000)

Provision for income tax	$0	$2,000

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations is attributable to the following:

	December 31, 2011	December 31, 2010
Income tax benefit at the federal statutory rate	$(1,167,000)	$(1,038,000)
State income tax benefit, net of effect of federal taxes	263,000)	(161,000)
Travel and entertainment	5,000	1,000
Contribution of capital – shareholder’s services	85,000	123,000
Expiration of net operating loss carryforwards	166,000	1,288,000
Other	(200,000)	0
Increase (decrease) in valuation allowance	848,000	(211,000)

Provision for income taxes	$0	$2,000

At December 31, 2011, we have approximately $27,500,000 and $27,000,000 of federal and New York State net operating loss carryforwards, respectively, to offset future taxable income.  These net operating losses begin expiring in 2012 through 2031.  Additionally, we have $17,448,000 of certain operating expenses which have been deferred as startup costs under Section 195 of the Internal Revenue Code for federal income tax purposes, subject to limitations for alternative minimum tax.  Start-up costs are amortized over 15 years.

The deferred tax asset at December 31, 2011 and 2010 consists of the following:

	2011	2010
Net operating loss carryforwards	$10,630,000	$9,811,000
Deferred startup costs	6,750,000	7,224,000
Stock-based compensation	1,544,000	1,003,000
Other	155,000	193,000

	19,079,000	18,231,000
Less: Valuation allowance	(19,079,000)	(18,231,000)

Net deferred tax asset	$0	$0

The increase in the valuation allowance from December 31, 2010 to December 31, 2011 amounted to approximately $848,000.  The decrease in the valuation allowance from December 31, 2009 to December 31, 2010 amounted to approximately $211,000.  We have provided a full valuation allowance on the net deferred tax assets due to uncertainty of realization through future earnings.

Based upon the change in ownership rules under Section 382 of the Internal Revenue Code of 1986, if a company issues common stock or other equity instruments convertible into common shares which result in an ownership change exceeding a 50% limitation threshold over a rolling three-year timeframe as imposed by that Section, all of that company’s net operating loss carry forwards may be significantly limited as to the amount of use in any particular year.  As of December 31, 2011, we have conducted an analysis relative to the Section 382 regulations, and we have concluded that we have not had a cumulative ownership change that would limit the use of our net operating loss carryforwards.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense.  As of December 31, 2011 and 2010, we have no unrecognized tax positions, including interest and penalties.

NOTE E — ACCRUED LIABILITIES

At December 31, 2011 and 2010, accrued liabilities consist of the following:

	2011	2010
Accrued Compensation	$45,000	$32,000
Accrued Payroll Taxes Payable	374,000	484,000
Accrued Legal	12,000	47,000
Other	6,000	55,000

	$437,000	$618,000

NOTE F — NOTES PAYABLE

As of December 31, 2011 and 2010, notes payables consist of the following:

	2011	2010
Vehicle (1)	$0	$0
Vehicles (2)	0	0
Convertible Note (3)	0	0
Additional Office Space (4)	20,000	32,000
Copy Machine (5)	7,000	9,000
Engineering Design Software (6)	57,000	0

	$84,000	$41,000

(1)
During the year ended December 31, 2005, we financed a vehicle to be used with our prototype technology and pledged the vehicle as collateral for a loan. The loan in the amount of $24,000 was paid in monthly installments of $479 consisting of principal and interest at 6.59% per annum through December 2010.  There was no remaining balance outstanding as of December 31, 2010.

(2)
During the year ended December 31, 2006, we refinanced two vehicles and pledged the vehicles as collateral for the loan. The loan in the amount of approximately $56,000 was paid in monthly installments of $1,201 consisting of principal and interest at 10.3% per annum scheduled through August 2011.  In April 2010, we paid off the outstanding balance of approximately $18,000 on this loan in full.

(3)
On July 19, 2010, we received a net amount of $57,000, after payment of $3,000 in legal expenses, in connection with a Securities Purchase Agreement for the issuance of a Convertible Note in the principal amount of $60,000 due and payable on April 2, 2011, with interest payable at the rate of 8% per annum.  The outstanding Note principal can be converted, in whole or in part, into the Company’s common stock at the election of the Holder from time to time beginning 180 days after the July 2, 2010 issue date. The conversion price is equal to 58% of the average of the three lowest closing bid prices of the Company’s common stock during a 10 day trading period immediately prior to the date the Holder’s conversion notice is sent to us.  We may prepay the principal amount of the Note and all accrued interest at any time beginning on the July 2, 2010 issue date and expiring 180 days thereafter. In the event we elect to prepay within the first 90 days, the repayment amount is 150% of the $60,000 principal amount and outstanding accrued interest and if between the 91st and the 180th day, the repayment amount is 175% of the $60,000 principal amount and outstanding accrued interest.  In the event of default, the amount of principal and interest not paid when due bears interest at the rate of 22% per annum and the Note becomes immediately due and payable.  The Note agreement contains covenants requiring the Holder’s written consent for certain activities not in existence or not committed to by the Company on the date of issuance as follows: common stock dividend distributions in cash or shares, stock repurchases, borrowings, sale of significantly all assets, certain advances and loans in excess of $100,000 and certain guarantees with respect to third-party liabilities. In order to prevent conversion of the Note into our common stock at a discount of 42%, on November 22, 2010, we elected to exercise our prepayment right by tendering approximately $106,700 to the Holder, which amount represented the principal of $60,000 and the entire amount of the Optional Prepayment Amount under the Note of $45,000, in addition to accrued interest of approximately $1,700. As a result of such prepayment, the Note was paid in full and the Securities Purchase Agreement is of no further legal effect.  Both the prepayment penalty and the interest were recorded as other income/(expense) in the Consolidated Statements of Operations for the year ended December 31, 2010.

(4)
In November 2010, we completed a construction project for some additional office space at our leased corporate office facility.  The cost of the leasehold improvement was $32,500 and the landlord agreed to finance this cost over the remaining initial term of the lease which expires in May 2013.  The monthly payments are approximately $1,100 per month, with an implicit interest rate of approximately 2.5%.  At December 31, 2010, the outstanding balance on this note was approximately $33,000, of which $19,000 was classified as a non-current liability.  At December 31, 2011, the outstanding balance on this note was approximately $20,000, of which $6,000 was classified as a non-current liability.

(5)
In November 2010, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout.  The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170 with an implicit interest rate of approximately 5.3%.  At December 31, 2010, the outstanding balance on this note was approximately $8,000, of which $7,000 was classified as a non-current liability.  At December 31, 2011, the outstanding balance on this note was approximately $7,000, of which $6,000 was classified as a non-current liability.

(6)
In August 2011, we financed the purchase of engineering design software, along with a one-year maintenance agreement, through a three year loan maturing in August 2014, and collateralized by the software.  The total cost of the software and the maintenance agreement was approximately $64,800.  The monthly payments are approximately $2,100 per month with an implicit interest rate of approximately 9.6%.  At December 31, 2011, the outstanding balance on this note was approximately $57,000, of which $36,000 was classified as a non-current liability.

The following represents the required minimum payments for the outstanding loans as of December 31, 2011:

Period Ending
December 31,
2012	$40,000
2013	33,000
2014	17,000
2015	2,000
Total Minimum payments	92,000
Less-amount representing interest	8,000
84,000
Less-Current Maturities	36,000
Long Term Portion	$48,000

NOTE G — STOCKHOLDERS’ EQUITY

[1] Private Placements of Common Stock

We received net proceeds of $550,000, $1,230,000 (of which $507,000 was received from the Gleasman family), $758,000, $1,068,000 and $331,000 from private placements of our common stock for the years ended December 31, 2000, 1999, 1998 and 1997 and for the period ended December 31, 1996, respectively.

During 2002, we sold 508,897 common shares for net proceeds of approximately $668,000.

In 2003, an existing stockholder purchased 361,112 common shares for $300,000 and was paid 70,000 common shares at market value on the date of issuance (valued at $158,000) for consulting services and rent for our use of a facility and technicians. We also sold an additional 8,000 common shares to an unrelated party for $20,000.

In 2004, the same existing stockholder purchased 60,000 common shares for $301,000 and was paid 35,000 common shares at market value on the date of issuance (valued at $194,000) as rent for our use of a facility and technicians.

In 2005, this stockholder was paid 90,000 common shares at market value on the date of issuance (valued at $259,000) for consulting services rendered to us.

In 2008, we sold 101,364 shares of common stock to accredited investors for proceeds of approximately $198,000.

In 2009, we sold 551,483 shares of common stock to accredited investors for proceeds of approximately $335,000.

During 2010, we sold an aggregate of 432,738 restricted common shares in a series of non-brokered private placements for proceeds of approximately $139,000 at an average of approximately $.32 per common share.  In addition, in October 2010, we sold 6,834,002 restricted common shares for approximately $2,050,000 of proceeds in a non-brokered private placement of our common stock at $.30 per common share.

During 2011, we did not issue any shares of common stock as a result of private placement transactions.

[2] Initial Public Offering Consultant

In February 1997, we entered into a three-year agreement with an IPO consulting firm (“IPO Consultant”) to arrange for an initial public offering of our common stock and to provide financial advisory services. In consideration, we issued an aggregate 1,000,000 restricted common shares to five principals of the IPO Consultant for an aggregate $50. In addition, we granted an aggregate 500,000 warrants to the same principals. Such warrants were only exercisable in the event we conducted an initial public offering for our common stock. In such event, the warrants were exercisable for a term of five years after the IPO and were exercisable at the per share public offering exercise price (unless during the warrant term after the IPO, at least 50% of our assets were acquired by a third party in which case the exercise price was $1.50 per share).

In February 1999, we entered into a one-year consulting agreement directly with two of the former principals of the IPO Consultant to provide financial advisory services. In connection with this agreement, we and the two former principals agreed to convert the 375,000 warrants they owned into 375,000 common stock purchase options exercisable immediately through February 2004 at $5.00 per common share. We valued these options at $2,780,000 using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31, 1999: risk free interest rate of 5%, dividend yield of 0%, volatility of 40% and expected life of the options granted of 5 years. These options were charged to operations over the term of the consulting agreement. In February 1999, 21,000 of these options were exercised for proceeds of $105,000. The term of the remaining 354,000 options expired in February 2004.

As of December 31, 2011, none of the 125,000 remaining outstanding warrants is exercisable.

[3] Equity Funding Commitment

On September 5, 2000, we entered into an agreement with Swartz Private Equity, LLC (“Swartz”) pursuant to which Swartz granted the Company a $50,000,000, three-year equity funding commitment. The agreement provided that, from time to time, at our request, Swartz would purchase from us that number of common shares equal to 15% of the number of shares traded in the market in the 20 business days occurring after the date of the requested purchase. The purchase price was the lesser of 91% of the average market price during that 20 day period or the average market price less $.20. As a commitment fee, we granted Swartz a commitment warrant to purchase, in the aggregate, 960,101 common shares at a price which equaled the lowest closing price of our common stock during the five trading days ending on each six-month anniversary of the warrant issue date.

During 2002, 76,456 commitment warrants were exercised for proceeds of approximately $60,000.  During 2003, Swartz exercised the remaining 883,645 commitment warrants in a cashless exercise transaction, and received 647,270 common shares.

Swartz was also issued a warrant to purchase one share of our common stock for every ten shares it purchased from us under the agreement. During 2002, 47,992 of such warrants were exercised for proceeds of approximately $67,000.  In 2003, Swartz exercised the balance of its purchase warrants (9,875) in a cashless exercise transaction and received 7,162 common shares.

The agreement with Swartz terminated on September 5, 2003.

[4] Common Stock Subject to Resale Guarantee

During 2002, we issued 190,695 common shares to former officers and certain minority shareholders of Ice Surface Development, Inc. in exchange for approximately $269,000 owed to them. If, on the sale of the shares, the amount realized was less than $269,000, additional shares were required to be issued and if the amount was greater than $269,000, the excess was to be paid to us. During 2002, all of such shares were sold for proceeds of approximately $269,000.  We have no further liability with respect to this transaction.

[5] Preferred Stock

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

(a)  Class A Preferred Stock

In March 2002, our board designated the first series of preferred shares, authorizing the issuance of up to 3,300,000 Class A Non-Voting Cumulative Convertible Preferred Shares. Each Class A Preferred Share is convertible after a one year holding period, at the holder’s election, into one share of our common stock. The conversion rate is subject to adjustment in the event of the issuance of our common stock as a dividend or distribution and in the case of the subdivision or combination of our common stock. The Class A Preferred has no voting rights, except with respect to matters directly impacting upon the rights and privileges accorded to such Class.

In connection with the 2002 offering of Class A Preferred, we granted the placement agent 5,000 Class A Warrants, exercisable for five years at an exercise price of $1.52 per share into common stock. Such warrants were treated as a cost of the offering. Also, the placement agent was granted 10,000 warrants for providing certain financial analysis for us. The warrants were immediately exercisable at $.30 per share for five years. The warrant contained a cashless exercise feature. We valued the warrant at $8,000 using the Black-Scholes option-pricing model and charged operations.

We also granted to these investors 2,500 Class A Warrants, exercisable for five years at an exercise price of $0.01 per share. On July 8, August 14, and September 11, 2003 and August 4, 2006, we issued 2,500, 7,480, 1,200 and 2,500 common shares, respectively, to the placement agent upon the exercise of warrants issued in connection with this offering.

The holders of the Class A Preferred are entitled to receive cumulative preferential dividends in the amount of $.40 per share of Class A Preferred for each annual dividend period as well as upon the liquidation, dissolution or winding up of the company.

Dividends payable on the Class A Preferred will be paid in cash out of any funds legally available for the payment of dividends or, in the discretion of the board, will be paid in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

 If dividends are paid in shares of Class A Preferred, such dividend shares are not entitled to accumulate additional dividends and themselves may be converted into the common stock of the company on a one for one basis. Holders of Class A Preferred are permitted to request that dividends payable in Class A Preferred be immediately converted into shares of our common stock.  At times, our board may elect to settle the dividends through the issuance of common stock in lieu of cash. The number of shares of common stock issued is based on the market price of our stock at the time of the conversion.

Accumulated and unpaid dividends on the Class A Preferred will not bear interest. Class A Preferred shares are also entitled to participate pro rata in dividends declared and/or distributions made with respect to all classes of our outstanding equity.

We may, in the absolute discretion of our board, redeem at any time and from time to time from any source of funds legally available any and all of the outstanding Class A Preferred at the redemption price of $4.00 per Class A Preferred, plus all unpaid accumulated dividends payable with respect to each Class A Preferred Share.

Since its designation in March 2002, we have sold an aggregate 765,512 shares of Class A Preferred for proceeds of approximately $3,062,000. No Class A Preferred shares were sold during the years ended December 31, 2011 and 2010.

Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 189,750 Class A Preferred into our common stock (on a one to one basis) through December 31, 2011, with 6,250 and 62,500 Class A Preferred converted in the years ending December 31, 2011 and 2010, respectively.

For the year ended December 31, 2010, we settled Class A Preferred dividends amounting to approximately $113,000 through the issuance of 22,883 shares of common stock and 5,421 shares of Class A Preferred stock. For the year ended December 31, 2011, we settled Class A Preferred dividends amounting to approximately $12,000 through the issuance of 3,050 shares of common stock.  Since its inception in March 2002 through December 31, 2011, we have settled an aggregate Class A Preferred dividend amounting to approximately $242,000 through the issuance of 11,339 Class A Preferred shares and 100,924 common shares.

At December 31, 2011, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends.  The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $1,558,000 at December 31, 2011.  In the event of a liquidation, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.  The value of the Class A Preferred shareholders’ liquidation preference was approximately $1,558,000 and $1,339,000 at December 31, 2011 and 2010, respectively.  In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

(b)  Class B Preferred Stock

In September 2004, the board created a second series of preferred stock by authorizing the issuance of up to 300,000 Class B Non-Voting, Cumulative Convertible Preferred Shares to fund the business operations of Iso-Torque Corporation, an entity incorporated to separately commercialize the company’s IsoTorque differential technology.

Each Class B Preferred Share is convertible after a one year holding period, at the holder’s election, into one share of our common stock or one share of the common stock of IsoTorque Corporation. The conversion rate is subject to adjustment in the event of the issuance of the company’s or IsoTorque Corporation’s  common stock as a dividend or distribution and in the case of the subdivision or combination of such common stock. The Class B Preferred has no voting rights, except with respect to matters directly impacting upon the rights and privileges accorded to such Class.

Subject to the dividend rights and privileges of our Class A Preferred, the holders of the Class B Preferred are entitled to receive cumulative preferential dividends in the amount of $.50 per share of Class B Preferred for each annual dividend period as well as upon the liquidation, dissolution or winding up of the company.

Dividends payable on the Class B Preferred will be paid in cash out of any funds legally available for the payment of dividends or, in the discretion of the board, will be paid in Class B Preferred at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

 If dividends are paid in shares of Class B Preferred, such dividend shares are not entitled to accumulate additional dividends and themselves may be converted into the common stock of the company on a one for one basis. Holders of Class B Preferred are permitted to request that dividends payable in Class B Preferred be immediately converted into shares of our common stock.

Accumulated and unpaid dividends on the Class B Preferred will not bear interest. Class B Preferred shares are also entitled to participate pro rata in dividends declared and/or distributions made with respect to all classes of our outstanding equity.

We may, in the absolute discretion of our board, redeem at any time and from time to time from any source of funds legally available any and all of the outstanding Class B Preferred at the redemption price of $5.00 per Class B Preferred, plus all unpaid accumulated dividends payable with respect to each Class B Preferred Share.

Since its designation in September 2004, we have sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500.  No Class B Preferred shares were sold during the years ended December 31, 2011 and 2010.

Since its designation, Class B Preferred shareholders have converted an aggregate 20,000 Class B Preferred into our common stock (on a one to one basis) through December 31, 2011.

Through December 31, 2011, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. Through December 31, 2011, we have issued 30,103 restricted common shares in payment of Class B dividends amounting to approximately $24,000, based on the market value of our stock at the time of conversion.

At December 31, 2011, dividends payable upon the conversion of 77,500 outstanding shares of Class B Preferred amounted to approximately $243,000.   In the event of a liquidation, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.  The value of the Class B Preferred shareholders’ liquidation preference, including the stated value of the Class B Preferred shares, was $243,000 and $204,000 at December 31, 2011 and 2010, respectively.  In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

(c)  Class C Preferred Stock

In September 2011, the board of directors authorized, and Class A Preferred and Class B Preferred shareholders approved, a third series of preferred stock, namely 16,250,000 shares of Class C Voting Convertible Preferred Stock.  On September 23, 2011, we sold and issued a total of 16,250,000 shares of Series C Voting Convertible Preferred Stock and warrants to purchase 1,625,000 shares of our common stock in a private placement transaction, generating gross proceeds of $6,500,000.  Direct expenses of approximately $106,000 pertaining to the transaction, consisting of primarily external legal costs, were incurred, resulting in net proceeds of approximately $6,394,000.

Each Class C Preferred share is convertible, at the holder’s election, into one share of our common stock.  The conversion rate is subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock.

The Class C Preferred shares have a liquidation preference at their stated value per share of $0.40 that is senior to our common stock, and the Company’s Class A Non-Voting Cumulative Convertible Preferred Shares and Class B Non-Voting Cumulative Convertible Preferred Shares.  The liquidation preference is payable upon a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon a deemed liquidation of the Company.

The Class C Preferred shares have no right to receive dividends and have no redemption right. The Class C Preferred shares vote with the common stock on an as-converted basis.

The associated warrants have a ten (10) year term and are immediately exercisable for 1,625,000 shares of common stock.  The warrants are exercisable, at the holder’s election, for shares of the Company’s common stock in either a cash or cashless exercise. The warrants have an exercise price equal to the greater of (i) $0.01 or (ii) eighty percent (80%) of the volume weighted average sale price per share of our common stock during the ten (10) consecutive trading days immediately preceding the notice of exercise.  The number of warrants and exercise price are subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock.  We estimated a value of $.50 per warrant, or a total of approximately $812,000, using a weighted average of assigned probabilities for various gain scenarios at certain price points based on expected volatility.  As a result of the combined issuance of the Class C Preferred stock with the associated warrants, we reflected a non-cash distribution on the Class C Preferred shares for the warrants issued in our condensed consolidated statements of operations for 2011.  (See Note G[12](o).)

In conjunction with the issuance of the 16,250,000 shares of Class C Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis.  We compared the fair value of our common stock on the date of issuance with the effective conversion price after allocation of the proceeds to the related warrants, and determined that the value of the non-cash beneficial conversion feature is approximately $5,582,000, which is reflected in our condensed consolidated statements of operations for the year ended December 31, 2011 as an adjustment to arrive at the net loss attributable to common stockholders.  (See Note G[12](o).)

For the year ended December 31, 2011, no Class C Preferred shareholders have converted shares of Class C Preferred into common stock.  At December 31, 2011, there were 16,250,000 shares of Preferred C stock outstanding.  The value of the Class C Preferred shareholders’ liquidation preference was $6,500,000 at December 31, 2011.

[6] Business Consultants Stock Plan

In June 1999, we adopted the Business Consultants Stock Plan (the “Stock Plan”). The Stock Plan, as amended, provides for the issuance of up to 15,000,000 registered common shares to be awarded from time to time to officers, directors, employees and consultants in exchange for business, financial, legal, accounting, engineering, research and development, technical, governmental relations and other similar services.

Share issuances under the Stock Plan are valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which are valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which are valued as of the end of each month effective February 17, 2009.

	Common Shares Issued to Business
For the year ended	Consultants and Other Third Parties	Amount Charged to
December 31,	in Exchange for Services	Operations	Note

2011	0	$0
2010	2,398,264	$928,000
2009	2,243,296	$1,603,000
2008	1,000,348	$2,040,000
2007	359,432	$1,245,000
2006	983,230	$1,861,000	A
2005	836,309	$1,874,000
2004	469,883	$2,352,000
2003	738,184	$832,000
2002	1,057,455	$1,036,000	B
2001	361,100	$1,011,000
2000	196,259	$840,000
1999	45,351	$327,000

A-	Includes 448,000 business consulting shares issued upon exercise of warrants for which a compensation charge of approximately $629,000 had been previously recognized.

B-	Includes 190,965 shares issued in settlement of amounts owed of approximately $269,000 (see Note G[4]).

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

[7] Nonmanagement Directors Compensation Plan

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

For the years ended December 31, 2004, 2005 and 2006, we issued an aggregate 123,500 warrants immediately exercisable for a ten year term at $.01 per common share to our nonmanagement directors for services rendered to the board under the Nonmanagement Directors Stock Plan. For the years ended December 31, 2004, 2005 and 2006, we recognized compensation expense related to these warrants of approximately $297,000, $110,000 and $48,000, respectively.  During fiscal 2005 and 2006, 21,000 and 42,000 of these warrants were exercised.

Due to changes made to the Nonmanagement Directors Plan described below, we did not issue any warrants under the plan for the years ended December 31, 2008 and 2007. No previously issued warrants were exercised during the year ended December 31, 2008, and 6,000 warrants were exercised during the year ended December 31, 2007.

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

On April 28, 2008, the board of directors approved a one-time payment to our chairman of the governance and compensation committee of $46,000 for special services rendered in connection with required compliance under the Sarbanes-Oxley Act. This amount was paid by the issuance of 19,167 common shares under the Business Consultants Plan valued at the closing price on April 28, 2008. We charged $46,000 to operations in connection with such services.

During the year ended December 31, 2010, we issued 889,195 common shares under the Business Consultants Plan to satisfy payables for services rendered by our nonmanagement directors in their capacity as directors and valued these shares at $339,000.  Of the total shares issued in 2010, shares valued at $21,000 were for services provided and accrued for in 2009.

On November 3, 2010, the board of directors terminated the Nonmanagement Directors Plan.

[8] Shares Issued for Consulting Services through Business Consultant Trust

On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the Company under their consultant agreements. We issued business consultant common shares to the trust from time to time, contingent on the performance of services by the consultants under such consulting agreements. We fair value the shares issued to the trust using the closing market price on the date immediately prior to the date of issuance. Shares issued in excess of the consulting invoices are classified as shares issued for consulting services.

During the year ended December 31, 2009, we issued to the trust an aggregate 899,271 business consultant common shares with an aggregate value when issued of $610,000 to satisfy the payment of invoices submitted by the consultants for services rendered. During the year ended December 31, 2009, the trustee sold 770,720 business consultants common shares for aggregate proceeds of approximately $536,100 and distributed the proceeds from the trust to the consultants in payment of invoices submitted by the consultants.

During the year ended December 31, 2010, we issued to the trust an aggregate 104,167 business consultant common shares with an aggregate value when issued of approximately $50,000 to satisfy the payment of invoices submitted by the consultants for services rendered. During 2010, the trustee sold 177,495 business consultants common shares for aggregate proceeds of approximately $83,600 and distributed the proceeds from the trust to the consultants in payment of invoices submitted by the consultants.

Our payment obligations with respect to the consultant agreements were met once we issued shares to the trust in accordance with directives received from the consultants and the consultants, not the Company, bear the risk of loss in the event the proceeds of stock sales by the trustee were less than the value of the stock contributed to the trust by the Company on the date of contribution.

During March 2010, the trust was effectively terminated and our common shares were no longer issued to the trust to pay for the consultants.  In May 2010, the trust returned 88,857 of undistributed common shares to us.  We credited the fair value of the shares returned to general and administrative expenses for approximately $45,000.

[9] Commercializing Event Plan

On October 13, 2006, the board of directors adopted a Commercializing Event Plan (“2006 Event Plan”) designed to reward our directors, executives and certain administrative personnel for the successful completion of one or more commercializing events. No payments were made under the 2006 Event Plan.

On October 31, 2007, the board of directors terminated the 2006 Event Plan and approved a new 2007 Commercializing Event Plan (the “2007 Event Plan”), effective October 10, 2007. The 2007 Event Plan provided that upon the happening of any commercializing event, each of our directors and officers as well as certain management personnel shall be entitled to share equally in 6% of the gross amounts derived or to be derived from the transaction and/or transactions constituting a commercializing event. Upon the happening of any commercializing event, each of our engineering and security consultants shall be entitled to share equally in 2% of the gross amounts derived and/or to be derived from the transaction and/or transactions constituting a commercializing event.  In order to actually receive payment under the 2007 Event Plan, each participant must be both a) employed by, a consultant to or associated with the Company and b) judged to be “in good standing” with the Company at the time of any and all such payments, all as determined by the board of directors as of the date of the board’s authorization of payments to be made.

The 2007 Event Plant specifically provides that the participants in the commercializing event plan shall be entitled to receive payments as described in the plan regardless of the number of commercializing events, in the aggregate or with respect to any given technology.

We issued an aggregate 4,669 common shares with a value upon issuance of $14,000 to participants under the 2007 Event Plan for the year ended December 31, 2009. For the year ended December 31, 2010, we issued an aggregate 32,077 common shares with a value upon issuance of $13,000 to participants under the 2007 Event Plan.

We account for the settlement of our commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of business consulting shares under ASC 505 (previously known as FASB Statement 123R, “Share Based Payment”), provided that there are sufficient shares available under the business consulting plan. Under ASC 505, we measure commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, we will follow the provisions of ASC 815 (Previously known as: EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under ASC 815, we will record a liability instrument for the resulting changes in fair value from the date due to the end of each reporting period until such liability is satisfied.

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

Effective November 3, 2010, our board of directors terminated the 2007 Event Plan.  In connection with such termination, the board of directors, on December 2, 2010, granted 360,000 common stock options to certain engineer participants in the 2007 Event Plan, exercisable for 6 years at an exercise price of $5.00 per common share.  The transaction was considered a modification of a stock-based award and we recorded a charge of approximately $508,000.  The fair value the 360,000 options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected Term	5.00 years
Risk-free rate	1.68%
Volatility	124.61%
Dividend yield	0.0%

[10] Restricted Shares Issued for Services and Rent

From 1998 through December 31, 2009, we granted an aggregate 360,638 restricted shares of common stock, valued at approximately $767,500, as payment for services and rent.

For the years ended December 31, 2011 and 2010, we issued 0 and 118,099 restricted shares of common stock, respectively, for internal accounting and financial consulting services valued at approximately $0 and $44,000.

[11] Stock Options

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

In 1997, in connection with certain consulting agreements, we granted an aggregate 75,000 nonqualified options at an exercise price of $5.00 per common share. The options vested at a rate of 20% per annum and were exercisable through November 30, 2007. We valued these options using the Black-Scholes option-pricing method. The fair value of these options was expensed over the term of the consulting agreements. The options expired on November 30, 2007 and were not replaced.

In 1998, we granted three directors an aggregate 380,000 options under the 1998 Plan, all exercisable immediately at $5.00 per common share. These options expired on January 1, 2007.  In 2001, we granted 100,000 options to an officer in his capacity as a consultant under the 1998 Plan exercisable immediately at $5.00 per common share and with a ten year term. In connection with this grant, we recorded a stock compensation charge of $398,000.

In 2002, in connection with the consulting agreements, we granted an aggregate 727,047 options under the 1998 Plan, all exercisable immediately at $5.00 per common share. The options were granted in payment of an aggregate $653,000 owed under the consulting agreements. These options expired on September 30, 2007 and were not replaced.

In 2003, in connection with the same consulting agreements, we granted 166,848 options under the 1998 Plan, all exercisable immediately at $5.00 per common share. The options were granted in payment of an aggregate $265,000 owed under the consulting agreements. These options expire on December 22, 2013.

In 2003, we granted an aggregate 225,000 options under the 1998 Plan to three directors, all immediately exercisable at $5.00 per common share. These options expire on October 15, 2013.

In 2003, we granted 50,000 options to a consultant under the 1998 Plan, immediately exercisable at $2.26 per common share. In connection with this grant, we recorded a stock compensation charge of $46,000. These options expire on May 20, 2013.

In 2005, we granted 100,000 options to a consultant under the 1998 Plan, immediately exercisable at $5.00 per common share. In connection with this grant, we recorded a stock compensation charge of $247,000 allocated to research and development. These options expire on June 30, 2015.

By its terms, our 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. No options were granted or exercised under the 1998 Plan during the years ended December 31, 2011 and 2010. In August 2011, 100,000 options previously granted to a consultant in 2001 for a ten-year period expired by their terms.

Through December 31, 2011, a total of 1,823,895 stock options had been granted under the 1998 Plan, no stock options had been exercised, and 1,282,047 stock options have expired.  As of December 31, 2011, there were 541,848 outstanding stock options under the 1998 Plan, all of which were fully vested.  The following table summarizes information relating to stock options outstanding under the 1998 Plan at December 31, 2011:

Options Outstanding and Exercisable

	Weighted	Weighted
	Average	Average	Aggregate
	Exercise	Remaining Life	Intrinsic
Shares	Price	in Years	Value
541,848	$4.75	2.13	$0

As of December 31, 2011, we did not have any unrecognized stock compensation related to unvested awards under the 1998 Plan.

(b)   2011 Stock Option Plan

On November 3, 2010, the board adopted, and on January 27, 2011 the shareholders approved, the 2011 Stock Option Plan (“2011 Plan”)  which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified options and incentive options.

Non-qualified options may be granted to our officers, directors, employees and outside consultants. Incentive options may be granted only to our employees, including officers and directors who are also employees. In the case of non-qualified options, the exercise price may be less than the fair market value of our stock on the date of grant. In the case of incentive options, the exercise price may not be less than such fair market value and in the case of an employee who owns more than 10% of our common stock, the exercise price may not be less than 110% of such market price. Options generally are exercisable for ten years from the date of grant, except that the exercise period for an incentive option granted to an employee who owns more than 10% of our stock may not be greater than five years.

Effective January 28, 2011, our board of directors appointed Wesley K. Clark as a member of the board of directors. Our board voted to grant Gen. Clark a non-qualified stock option for 250,000 common shares under the 2011 Plan, effective January 28, 2011 and exercisable at $.90 per share. The option is conditioned upon Gen. Clark serving as a director and vests in four tranches of 62,500 shares on each of the four annual anniversary dates of January 28, 2011. The optionee must exercise each 62,500 tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche. Our board also voted to grant Gen. Clark a non-qualified stock option for 25,000 common shares under the 2011 Plan, effective January 28, 2011 and exercisable at $.90 per share. This 25,000 share option vested immediately and is exercisable for 10 years.

In addition, in the first quarter of 2011, we granted a non-qualified stock option to an employee for 1,000 common shares at an exercise price of $1.58 per share with a ten year term and a four year vesting period. In the fourth quarter of 2011, we granted incentive stock options to certain of our engineering employees for 405,000 common shares at an exercise price of $1.14 per share with a ten year term and a three year vesting period.  These 405,000 options were established to replace an equivalent number of previously issued and outstanding options and warrants having an exercise of price of $5.00 per share. As the new options vest, an equal number of the previously issued options and warrants will be cancelled.  The expense related to these replacement options amounts to the difference between the fair value of the replacement options on the date of grant and the fair value of the options / warrants that they will replace on the same date.  We used the Black-Scholes option-pricing model to value the cost of these replacement options at approximately $117,000, which is being recognized ratably over the vesting period of the new options.

No options were granted under the 2011 Plan during and for the year ended December 31, 2010.  For the full year ended December 31, 2011, we granted 681,000 stock options under the 2011 Plan, and no options expired or were exercised. As of December 31, 2011, there were 681,000 stock options outstanding under the 2011 Plan, 25,000 of which were vested.  At December 31, 2011, there were 2,319,000 options remaining available for future grant under the 2011 Plan.

(c)   Non-Plan Options

During 2010, we granted non-plan, non-qualified stock options to acquire 5,910,000 shares of our common stock to certain of our officers, directors, and engineering consultants, at exercise prices ranging from $.36 to $5.00 per share with various vesting criteria and expiration dates.  During 2011, we granted non-plan, non-qualified stock options to acquire 1,350,000 shares of our common stock to certain of our directors at an exercise price of $.90 per share with various vesting criteria an expiration date of approximately 5 years.  Additional information pertaining to the various non-plan option grants is highlighted below.

On September 30, 2010, we granted a stock option for 5,150,000 common shares exercisable for ten years at an exercise price of $0.36 per common share to our newly appointed chief executive officer. The option vests and is exercisable as follows: 1,000,000 options vest and are exercisable immediately upon grant; a second 1,000,000 options vest and are exercisable upon the trading price of our common stock closing at a minimum of $1.00 per share; a third 1,000,000 options vest and are exercisable upon the trading price of our common stock closing at a minimum of $2.00 per share; a fourth 1,000,000 options vest and are exercisable upon the trading price of our common stock closing at a minimum of $3.00 per share and the balance of the options, namely 1,150,000 options, vest and are exercisable upon the trading price of our common stock closing at a minimum of $4.00 per share. We valued the option using a variation of a Black-Scholes model, with the following assumptions: (a) an average expected term of 8 years; (b) an expected forfeiture rate of 0%; (c) a risk-free interest rate of 2.1%; (d) an average volatility of 96%; and (f) a dividend yield of 0%. The weighted average value of a single option was determined to be $0.29. Immediate vesting was utilized for the initial tranche, and the shorter of the expected vesting period or the 5¼ years expected service period will be utilized to amortize the expense related to each of the other tranches, but amortization will be accelerated if the market price milestone is achieved prior to the end of the amortization period.  For the year ended December 31, 2010, three of the tranches met the vesting criteria and the expense associated with those tranches was accelerated accordingly.  Through December 31, 2011, no other tranches had vested.  We charged $873,000 to general and administrative expense during the year ended December 31, 2010, including $841,000 for the vesting of the first three tranches.  We charged $129,000 to general and administrative expense during the year ended December 31, 2011 pertaining to this grant.

In the fourth quarter of 2010, we granted stock options for 760,000 common shares exercisable for 10 years at exercise prices ranging from $.85 to $5.00 per share to certain of our officers, directors, and engineering consultants.  The vesting periods of the options range from immediate vesting to 3 years.

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

As of December 31, 2011, there were a total of 7,260,000 non-plan options outstanding, of which 3,635,000 were fully vested.  During the twelve-month period ended December 31, 2011, 62,500 non-plan stock options became vested and none were exercised or cancelled.

For the years ended December 31, 2011 and 2010, we recorded compensation expense of $1,253,000 and $1,573,000, respectively, related to the non-Plan options.

(d)   Summary

For the years ended December 31, 2011 and 2010, compensation cost related to all stock options amounted to $1,447,000 and $1,573,000, respectively.  As of December 31, 2011, there was $2,014,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over the next 4 years.

The weighted average grant-date fair value of all stock options granted during the years ended December 31, 2011 and 2010 was $1.32 and $0.40, respectively. The total grant date fair value of all stock options vested during the years ended December 31, 2011 and 2010 was approximately $82,000 and $1,525,000, respectively.

The fair value of each option granted, excluding the 5,150,000 options granted to our CEO in 2010 that are described above, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010
Expected Term	4.02 years	6.74 years
Expected forfeiture rate	0%	0%
Risk-free rate	1.2%	1.9%
Volatility	150.1%	124.6%
Dividend yield	0.0%	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the years ended December 31, 2011 and 2010:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Shares		Price	Term	Value
Outstanding at January 1, 2010	641,848		$4.79
Granted	5,910,000		.68
Exercised	0		n/a
Canceled or expired	0		n/a

Outstanding at January 1, 2011	6,551,848		$1.08
Granted	2,031,000	(A)	.95
Exercised	0		n/a
Canceled or expired	(100,000)		5.00

Outstanding at December 31, 2011	8,482,848	(A)	$1.00	7.1 years	$2,420,500

Exercisable at December 31, 2010	4,214,348		$1.46

Exercisable at December 31, 2011	4,201,848		$1.36	7.6 years	$1,410,000

Note (A) – Figures include 405,000 options that were granted in 2011 to replace options / warrants previously granted to certain engineering personnel.  The previously issued options / warrants will expire as the newer options vest on a one-to-one basis.

As of December 31, 2011, the exercise prices of all outstanding stock options, as well as all vested stock options, ranged from $.36 per share to $5.00 per share.

[12] Warrants

As of December 31, 2011, outstanding warrants to acquire shares of our common stock are as follows:

		Number of		Number of
Exercise		Warrants		Warrants
Price	Expiration	Outstanding		Exercisable
(a)	(a)	125,000	(a)	—
$.75	None	500,000	(b)	—
$.01	2015-2016	54,500	(c)	54,500
$.01	None	3,000	(d)	3,000
$5.00	None	95,000	(e)	95,000
$5.00	2016	100,000	(e)	100,000
$.01	None	60,000	(f)	60,000
$.01	2016	3,750	(g)	3,750
$1.00	None	20,500	(h)	20,500
$.44	2020	400,000	(i)	400,000
$3.75	2016	200,000	(j)	200,000
$5.00	2016	30,000	(k)	30,000
$5.00	2017	50,000	(l)	50,000
$5.00	2017	100,000	(m)	100,000
$2.50	2020	100,000	(n)	100,000
$ (o)	2021	1,625,000	(o)	1,625,000
		3,466,750		2,841,750

(a)	Exercisable only if we have an IPO and exercisable at the IPO price five years from IPO. Through December 31, 2011, we have not conducted an IPO.

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

(c)
We issued an aggregate 123,500 warrants at an exercise price of $0.01 with a ten year term to our nonmanagement directors for services rendered to the board under our Nonmanagement Directors Plan prior to its amendment on October 13, 2006. No further warrants are issuable under the Plan as modified by the board of directors on October 13, 2006. An aggregate 69,000 warrants have been exercised for proceeds of $690.

(d)
In 2005, we issued 12,500 warrants to consultants, immediately exercisable at $0.01 per common share. During 2005 and 2006, 3,500 of these warrants were exercised. During 2010, an additional 6,000 of these warrants were exercised. The 3,000 remaining outstanding warrants have no expiration date.

(e)
In 2005, we issued 95,000 warrants to two engineering and administrative consultants, exercisable immediately at $5.00 per common share. During 2006, we issued an additional 100,000 warrants to these same consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if there is a commercializing event as determined by the board of directors. During 2008, these warrants were cancelled and new warrants were issued to the same consultants for an aggregate 195,000 shares exercisable until 2016 at $5.00 per common share and conditioned upon the happening of a commercializing event as determined by the board.  We recorded a charge of $249,000 in 2008 to general and administrative expense. In 2010, 95,000 of the total number of 195,000 warrants issued to these consultants were modified to eliminate both the term and the commercializing event condition for exercise.  The charge related to the 2010 modification was insignificant.  In December 2011, 110,000 of these outstanding warrants were amended so that they will be cancelled in conjunction with the vesting of stock options that were issued to replace such warrants, with each option having an exercise price of $1.14 per share, and proportionate vesting on each of the succeeding anniversary dates over a three year period.  The approximately $16,000 expense related to the issuance of the stock options to replace the warrants is being amortized over the vesting period of the stock options.

(f)	During 2005, we issued 60,000 warrants to an engineering consultant exercisable immediately at $5.00 per common share and with no expiration date.

(g)
During 2005, we issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share and with a ten year term. During 2006, we issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share and with a ten year term. Through December 31, 2011, an aggregate of 194,599 of these warrants have been exercised for proceeds of approximately $1,258.  No warrants were exercised during 2011.

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

(o)
On September 23, 2011, we issued 1,625,000 common stock warrants in connection with the sale and issuance of a total of 16,250,000 shares of Series C Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $6,500,000.  The warrants have a ten (10) year term and are immediately exercisable for 1,625,000 shares of common stock.  The warrants are exercisable, at the holder’s election, for shares of our common stock in either a cash or cashless exercise.  The warrants have an exercise price equal to the greater of (i) $0.01 or (ii) eighty percent (80%) of the volume weighted average sale price per share of our common stock during the ten (10) consecutive trading days immediately preceding the notice of exercise.  The number of warrants and exercise price are subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock.  (See Note G[5](c).)

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

The following assumptions were used to value warrants granted during the year ended December 31, 2010:

Term	10.00 years
Risk-free rate	2.6 – 3.7%
Volatility	122.3 – 124.6%
Dividend yield	0.0%

The following summarizes the activity of our outstanding warrants for the year ended December 31, 2011:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value
Outstanding at January 1, 2010	1,753,750	$2.84
Granted	500,000	0.85
Exercised	(6,000)	0.01
Canceled or expired	(406,000)	3.27

Outstanding at January 1, 2011	1,841,750	$2.18	(B)
Granted	1,625,000	(A)
Exercised	0	0
Canceled or expired	0	0

Outstanding at December 31, 2011	3,466,750	$2.18	(B)	8.5 years	(C)	$516,000

Exercisable at December 31, 2010	1,216,750	$2.77

Exercisable at December 31, 2011	2,841,750	$2.77		8.5 years	(D)	$476,000

(A)
The warrants have an exercise price equal to the greater of (i) $0.01 or (ii) eighty percent (80%) of the volume weighted average sale price per share of our common stock during the ten (10) consecutive trading days immediately preceding the notice of exercise.

(B)	The weighted average exercise price for warrants outstanding as of December 31, 2011 and 2010 excludes 1,750,000 and 125,000 warrants, respectively, with no determined exercise price.
(C)	The weighted average remaining contractual term for warrants outstanding as of December 31, 2011 excludes 803,500 warrants with no expiration date.
(D)	The weighted average remaining contractual term for warrants exercisable as of December 31, 2011 excludes 178,500 warrants with no expiration date.

[13] Warrants Issued to Business, Financial and Engineering Consultants

In 2005, we issued 12,500 warrants to certain consultants, with an exercise price of $0.01 and valued at approximately $43,000. Of the total issued, 3,500 warrants were exercised in 2005 and 2006.  Another 6,000 of these warrants were exercised during the year ended December 31, 2010.

During the year ended December 31, 2005, we issued 210,000 warrants valued at approximately $377,000 to certain engineering consultants, immediately exercisable over a ten year term at an exercise price of $5.00 per common share. The engineering consultants holding 150,000 of these warrants agreed to cancel them in the fourth quarter of 2007 in exchange for their participation in the company’s 2007 Commercializing Event Plan. (See Note G [9].)

In connection with our business and financial operations for the year ended December 31, 2006, we issued 91,583 warrants valued at approximately $167,000 to a number of business and financial consultants. Such warrants were immediately exercisable at $.01 per common share, each with a ten year term. During the year ended December 31, 2006, 91,083 of these warrants were exercised for proceeds of $910 and the remaining 500 warrants were exercised during the year ended December 31, 2007 for proceeds of $5.00.

In 2006, we issued 30,000 warrants valued at approximately $168,000 immediately exercisable over a ten year term at $5.00 per common share to certain design engineers.

We issued 400,000 warrants valued at approximately $1,237,000 to a business consultant on August 18, 2006, immediately exercisable over a ten year term at an exercise price of $3.27 per common share. These warrants were modified and reissued upon mutual agreement of the parties effective October 15, 2010.  The modification resulted in a replacement warrant for 400,000 shares of common stock immediately exercisable at $.44 per common share for a period of ten years from the modification date.  As a result of the modification, we recorded a charge of $68,000 to general and administrative expenses in the fourth quarter of 2010.  (See Note G[12]).

On November 21, 2006, we issued 200,000 warrants valued at approximately $948,000 in connection with the engagement of a governmental affairs consultant, immediately exercisable over a ten year term at an exercise price of $3.75 per common share.

During the year ended December 31, 2006, we issued 295,000 warrants to certain engineering consultants, exercisable over a ten year term at an exercise price of $5.00 per common share but only if we were to consummate a commercializing event involving a transaction or series of transactions which results in the sale, license or other technology transfer of one or more of its technologies to a third party for value. These warrants are contingent upon an event occurring in the future and we will fair value these warrants when the contingency is resolved. The engineering consultants holding 295,000 of these warrants agreed to cancel them in the fourth quarter of 2007 in exchange for their participation in our 2007 Commercializing Event Plan. (See Note G [9].)

In 2007, we issued 50,000 warrants, valued at approximately $249,000, immediately exercisable for ten years at an exercise price of $5.00 per common share upon the happening of a commercializing event. The warrants were issued to a consultant to assist us with placing our products in various state school bus programs.

In 2007, we issued 100,000 warrants, valued at approximately $401,000, immediately exercisable for ten years at an exercise price of $5.00 per common share to engineering consultants.

In 2008, we issued 195,000 warrants, valued at approximately $249,000, immediately exercisable for ten years at an exercise price of $5.00 per common share to engineering consultants.  In 2010, 95,000 of the total 195,000 warrants issued to these consultants were modified to eliminate the ten-year term and the commercializing event condition for exercise.  The charge related to the 2010 modification was insignificant.  (See Note (G[12e].)

In 2010, we issued a warrant for 100,000 common shares exercisable for 10 years at $2.50 per common share to business consultants.

In December 2011, we amended 110,000 warrants previously issued to an engineering consultant in 2005 and 2006 so that these warrants will be cancelled in conjunction with the vesting of stock options that were issued to replace such warrants, with each option having an exercise price of $1.14 per share, and proportionate vesting on each of the succeeding anniversary dates over a three year period.  (See Note G[11](b).)

In 2011 and 2010, 0 and 6,000 common stock warrants were exercised for proceeds of $0 and $60, respectively. (See Note (G[12].)

[14] Issuance of Stock and Warrants by Subsidiary

In 2003, our majority-owned subsidiary, Ice Surface Development, Inc. issued 308,041 shares of its common stock at a price of $.76 per share and realized aggregate proceeds of $234,000 in a private placement. These issuances reduced our interest in Ice from 72% to approximately 69.26%. Based upon our accounting policy, the change in our proportionate share of Ice’s equity resulting from the additional equity raised by the subsidiary was accounted for as a capital transaction.

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

NOTE H — COMMITMENTS AND OTHER MATTERS

 [1] Leases

We lease a facility located at 1999 Mount Read Blvd., Rochester, New York. On April 29, 2008, we executed a five and one-half year  lease for the premises (with a December 1, 2007 lease commencement date), providing for rent to be paid at a rate of $5,687 per month ($68,244 per annum) and in addition, for the payment of our proportionate share of yearly real estate taxes and yearly common area operating costs.  (See Note C[2].)

Under the lease, monthly rental payments commenced June 1, 2008 and continue through May 2013. The lease contains three 5-year renewal options and grants us an option to lease additional adjacent manufacturing and assembly space.

Rental payments and certain other payments due to the landlord are to be paid in cash or our common shares, based upon the closing price per share on the 15th day of the calendar month immediately prior to the date any installment payment of monthly rent or other payment is due landlord.

Rent expense for the years ended December 31, 2011 and 2010 was approximately $59,000 and $90,500, respectively.  Rent payments required under the lease for the years ending December 31, 2012 and 2013 amount to approximately $68,000 and $28,000, respectively.

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

On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant.  Through December 31, 2011, we have not recorded any expense for services rendered in relation to this agreement.

[4] Prototype Development Agreement

On January 28, 2011, we announced that we entered into a contract with a West Virginia remanufacturer of components for the mining and associated industrial equipment industry to develop, evaluate, manufacture and sell our IsoTorque® differential technology in mining shuttle cars.  The contract calls for us to design and build a prototype IsoTorque® unit for installation in a 21 SC model mining shuttle car. The remanufacturer will pay us $120,000 for the initial development. Upon successful completion of the prototype phase, the parties have agreed that we will sell 100% of the differential requirements for all 21 SC model mining shuttle cars remanufactured by the remanufacturer on an exclusive basis. Minimum purchase requirements will be established after the first anniversary of the agreement.  Through December 31, 2011, we have recorded $30,000 in revenue associated with this agreement, and we have received payment accordingly.

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

NOTE J — SUBSEQUENT EVENTS

On January 9, 2012, the board approved a base salary for Keith E. Gleasman of $100,000 per annum to be effective as of January 1, 2012.  Mr. Gleasman is our president and vice president of marketing, and is one of the Company’s co-founders.  The board’s decision was based upon the recommendation of our chief executive officer and our Governance and Compensation Committee, composed entirely of independent directors.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Richard A. Kaplan, our chief executive officer, and Robert W. Fishback, our chief financial officer and principal accounting officer, as of December 31, 2011, have informed the board of directors that, based upon each of their evaluations of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-K), such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports it submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements. Our internal control over financial reporting is supported by a program of appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written code of conduct adopted by our board of directors, applicable to all Company directors and all officers, consultants and employees.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections or any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The audit committee of our board of directors meets with our independent registered public accounting firm and management periodically to discuss internal control over financial reporting, auditing and financial reporting matters. The audit committee reviews with our independent registered public accountants the scope and the results of the audit effort. The audit committee’s report can be found in the definitive proxy statement issued in connection with the Company’s 2012 annual meeting of shareholders.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based upon its assessment, management concluded that as of December 31, 2011 internal control over financial reporting is effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 14, 2012.  Information regarding our Executive Officers is found in Part I, Item 1 of this report.

Item 11. EXECUTIVE COMPENSATION

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 14, 2012.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 14, 2012.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 14, 2012.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 14, 2012.

PART IV

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

10.3	Operating Agreement of Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2000;

10.4	License Agreement between Torvec, Inc. and Variable Gear, LLC dated June 28, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;

10.5	Investment Agreement with Swartz Private Equity, LLC dated September 5, 2000, together with attachments thereto, incorporated by reference to Form 8-K filed October 2, 2000;

10.6	Option and Consulting Agreement with Marquis Capital, LLC dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.7	Option and Consulting Agreement with PMC Direct Corp., dated February 10, 1999, incorporated by reference to Form 10-QSB filed for quarter ended March 31, 2001;

10.8	Stock Option Agreement with Samuel Bronsky, Chief Financial and Accounting Officer, dated August 28, 2001, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2001;

10.9	Pittsford Capital Group, LLC Agreement dated January 30, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.10	Series B Warrant dated April 10, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2001;

10.11	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

10.12
Trust Agreement between Matthew R. Wrona, Donald Gabel, Lawrence Clark, Steven Urbanik, Floyd G. Cady,Jr., and Michael Pomponi as Grantors and Richard B. Sullivan as Trustee, dated September 22, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2005;

10.13
License Assignment and Transfer Agreement by and between Ice Engineering, LLC and Torvec, LLC made effective June 15, 2007 assigning license granted by Dartmouth College with respect to ice technology from Torvec to Ice Engineering, incorporated by reference to current report (Form 8-K) filed July 18, 2007;

10.14	License Agreement by and between High Density Powertrain and Torvec, Inc. dated December 12, 2007, incorporated by reference to current report (Form 8-K) filed December 14, 2007;

10.15	Convertible Promissory Note issued by Torvec, Inc. to Asher Enterprises, Inc. dated as of July 2, 2010, incorporated by reference to current report (Form 8-K) filed July 20, 2010;

10.16	Securities Purchase Agreement between Asher Enterprises, Inc. and Torvec, Inc. dated as of July 2, 2010, incorporated by reference to current report (Form 8-K) filed July 20, 2010;

10.17	Stock Option Agreement dated September 30, 2010 between the company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

10.18	Employment Agreement dated October 4, 2010 between the company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

10.19	Letter Agreement dated October 18, 2010 between the company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010;

10.20	Stock Option Agreement dated October 18, 2010 between the company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010;

10.21	2011 Stock Option Plan and template agreements to be used to grant options thereunder, incorporated by reference to Annual Report (Form 10-K) filed March 29, 2011

10.22	Agreement dated December 13, 2010 between Heinrocket Inc. as Consultant and Torvec, Inc., incorporated by reference to Annual Report (Form 10-K) filed March 29, 2011.

10.23
Securities Purchase Agreement by and among Torvec, Inc., a New York corporation, B. Thomas Golisano, and each purchaser listed on the Schedule of Purchasers attached thereto, dated September 23, 2011, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

10.24	Form of Warrant to Purchase Common Stock of Torvec, Inc., incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

10.25	Form of Directors Subscription Agreement, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

10.26
Investors’ Rights Agreement by and between Torvec, Inc., a New York corporation, B. Thomas Golisano, Charles T. Graham, and David Still, dated September 23, 2011, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

(11)	Statement re computation of per share earnings (loss)

Not applicable.

(14)	Code of Ethics
None.
(16)	Letter on change in certifying accountant

None.

(18)	Letter re change in accounting principles

None.

(20)	Other documents or statements to security holders

None.

(21)	Subsidiaries of the registrant

Creative Performance Consultants Inc. (New York)
Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)
Variable Gear, LLC (New York)
Torvec China, LLC (New York)

(22)	Published report regarding matters submitted to vote of security holders

None.

(23)	Consents of experts and counsel

None.

(24)	Power of attorney

None.

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications – CEO

(31.2)	Rule 13(a)-14(a)/15(d)-14(a) Certifications – CFO

(32)	Section 1350 Certifications

(99)	Additional exhibits

None.

(100)	XBRL-related documents

None.

(101)
The following materials from Torvec, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Statement of Earnings for the years ended December 31, 2011 and 2010 and for the Period from September 25, 1996 (Inception) through December 31, 2011, (ii) Statement of Financial Position at December 31, 2011 and 2010, (iii) Statement of Cash Flows for the years ended December 31, 2011 and 2010, and  for the Period from September 25, 1996 (Inception) through December 31, 2011 and (iv) Notes to Consolidated Financial Statements*

 * Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TORVEC, INC.
Dated: March 12, 2012	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: March 12, 2012	By:	/s/ Richard A. Kaplan Richard A. Kaplan, Chief Executive Officer and Director
Dated: March 12, 2012	By:	/s/Robert W. Fishback Robert W. Fishback, Chief Financial Officer, Principal Accounting Officer and Secretary
Dated: March 12, 2012	By:	/s/ Keith E. Gleasman Keith E. Gleasman, President and Director

Dated: March 12, 2012	By:	/s/ Thomas F. Bonadio Thomas F. Bonadio Director

Dated: March 12, 2012	By:	/s/Wesley K. Clark Wesley K. Clark Director

Dated: March 12, 2012	By:	/s/William W. Destler William W. Destler Director

Dated: March 12, 2012	By:	/s/ Asher J. Flaum Asher J. Flaum, Director

Dated: March 12, 2012	By:	/s/John W. Heinricy John W. Heinricy Director
Dated: March 12, 2012	By:	/s/Charles N. Mills Charles N. Mills Director
Dated: March 12, 2012	By:	/s/ E. Philip Saunders E. Philip Saunders Director
Dated: March 12, 2012	By:	/s/ Gary A. Siconolfi Gary A. Siconolfi Director

EXHIBIT INDEX

Exhibit          Description
31.1               Rule 13(a)-14(a)/15(d)-14(a) Certifications - CEO

31.2               Rule 13(a)-14(a)/15(d)-14(a) Certifications - CFO

32                  Section 1350 Certifications