Form 10-Q
period 2012-03-31
TORVEC INC
filed 2012-05-08
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2012
OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at April 30, 2012
Common Stock, $.01 par value	45,700,399

TORVEC, INC.
(a development stage company)
INDEX
Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	3

Condensed Consolidated Statements of Operations – Three Month Periods Ended March 31, 2012 and 2011 and for the Period from September 25, 1996 (Inception) through March 31, 2012 (unaudited)	4

Condensed Consolidated Statements of Cash Flows – Three Month Periods Ended March 31, 2012 and 2011 and for the Period from September 25, 1996 (Inception) through March 31, 2012 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Mine Safety Disclosures	26

Item 5. Other Information	26

Item 6. Exhibits	27

SIGNATURE PAGE	30

EXHIBITS	31

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

TORVEC, INC.
(a development stage company)
Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$5,424,000	$5,939,000
Accounts receivable	60,000	0
Prepaid expenses and other current assets	7,000	35,000

Total current assets	5,491,000	5,974,000

Property and Equipment:
Office equipment and software	122,000	116,000
Shop equipment	112,000	112,000
Leasehold Improvements	243,000	243,000
Transportation equipment	26,000	26,000

	503,000	497,000
Less accumulated depreciation and amortization	289,000	273,000

Net property and equipment	214,000	224,000

Total Assets	$5,705,000	$6,198,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current portion	$36,000	$36,000
Accounts payable	87,000	91,000
Accrued liabilities	428,000	437,000
Deferred liabilities	7,000	9,000

Total current liabilities	558,000	573,000

Notes payable, net of current portion	38,000	48,000

Total Liabilities	596,000	621,000

Commitments and other matters (Note G)

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at March 31, 2012 and December 31, 2011: 587,101 and 587,101, respectively	6,000	6,000
b) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at March 31, 2012 and December 31, 2011: 77,500 and 77,500, respectively	1,000	1,000
c) 16,250,000 designated as Class C, Voting, convertible, no dividend, shares issued and outstanding at March 31, 2012 and December 31, 2011: 16,250,000 and 16,250,000, respectively	162,000	162,000
Common stock, $.01 par value, 400,000,000 shares authorized, 45,700,399 and 45,700,399 issued and outstanding, at March 31, 2012 and December 31, 2011, respectively	457,000	457,000
Additional paid-in capital	64,935,000	64,650,000
Deficit accumulated during the development stage	(60,452,000)	(59,699,000)

Total Stockholders' Equity	5,109,000	5,577,000

Total Liabilities and Stockholders' Equity	$5,705,000	$6,198,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	September 25, 1996 (Inception) through March 31, 2012

Revenue	$60,000	$30,000	$512,000
Cost of Goods Sold	45,000	17,000	377,000

Gross Profit	15,000	13,000	135,000

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation expense	202,000	202,000	15,630,000
Stock-based compensation expense related to options and warrants	18,000	0	1,676,000
Total research and development	220,000	202,000	17,306,000
General and administrative:
G&A costs, excluding stock-based compensation expense	287,000	307,000	28,272,000
Stock-based compensation expense related to options and warrants	267,000	304,000	19,295,000
Total general and administrative	554,000	611,000	47,567,000
Asset impairments	0	0	1,071,000

Total costs and expenses	774,000	813,000	65,944,000

Loss from operations	(759,000)	(800,000)	(65,809,000)

Reversal of liability on cancellation of debt	0	0	1,541,000
Gain on litigation settlement	0	0	1,900,000
Other income / (expense)	6,000	1,000	260,000

Loss Before Income Tax (Expense) / Benefits	(753,000)	(799,000)	(62,108,000)

Income tax (expense) / benefits	0	0	384,000

Net Loss	(753,000)	(799,000)	(61,724,000)

Net loss attributable to non-controlling interest in subsidiary	0	0	1,272,000

Net Loss attributable to Torvec, Inc.	(753,000)	(799,000)	(60,452,000)

Preferred stock beneficial conversion feature	0	0	6,345,000
Issuance of warrants to preferred shareholders	0	0	812,000
Preferred stock dividends	67,000	68,000	2,015,000

Net Loss attributable to Torvec, Inc. common stockholders	$(820,000)	$(867,000)	$(69,624,000)

Net Loss per common share attributable to stockholders of Torvec, Inc.:
Basic and Diluted	$(0.02)	$(0.02)

Weighted average number of shares of common stock:
Basic and Diluted	45,700,000	45,690,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended		September 25, 1996 (Inception) Through
	March 31,		March 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(753,000)	$(799,000)	$(61,724,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,000	19,000	2,640,000
Loss / (gain) on sale / disposition of fixed assets	0	0	(35,000)
Gain on sale of Ice Engineering license	0	0	(1,900,000)
Loss on impairment of license	0	0	1,071,000
Impairment of goodwill	0	0	19,000
Common stock issued for services	0	0	13,844,000
Compensatory common stock	0	0	2,463,000
Shares issued for future consulting services	0	0	103,000
Common stock issued in connection with commercializing event plan	0	0	63,000
Stock-based compensation related to stock options and warrants	285,000	304,000	20,706,000
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Stockholder contribution of services	0	75,000	4,220,000
Contribution to capital, Ford Truck	0	0	16,000
Reversal of liability	0	0	(1,541,000)
Changes in:
Accounts receivable	(60,000)	(9,000)	(60,000)
Prepaid expenses and other current assets	28,000	8,000	165,000
Deferred liabilities	(2,000)	(21,000)	(93,000)
Deferred rent	0	(2,000)	9,000
Change in accrued payroll taxes	(40,000)	(52,000)	196,000
Accounts payable and other accrued expenses	27,000	28,000	4,037,000

Net cash used in operating activities	(499,000)	(449,000)	(15,182,000)

Cash flows from investing activities:
Purchase of property and equipment	(6,000)	0	(382,000)
Cost of acquisition	0	0	(16,000)
Proceeds from sale of license	0	0	1,900,000
Proceeds from sale of fixed assets	0	0	37,000

Net cash (used in) provided by investing activities	(6,000)	0	1,539,000

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	0	0	9,223,000
Net proceeds from sales of preferred stock	0	0	9,931,000
Net proceeds from sale of subsidiary stock	0	0	234,000
Net proceeds from issuance of notes payable	0	0	57,000
Repayments of notes payable	(10,000)	(5,000)	(92,000)
Proceeds from loans	0	0	335,000
Repayments of loans	0	0	(109,000)
Repayment of officer & stockholder loans and advances	0	0	(147,000)
Distributions	0	0	(365,000)

Net cash (used in) provided by financing activities	(10,000)	(5,000)	19,067,000

Net (decrease) increase in cash	(515,000)	(454,000)	5,424,000

Cash at beginning of period	5,939,000	1,518,000	0

Cash at end of period	$5,424,000	$1,064,000	$5,424,000

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended		September 25, 1996 (Inception) Through
	March 31,		March 31,
	2012	2011	2012

Noncash investing and financing activities:
Preferred stock issued in payment of dividend	$0	$0	$61,000
Issuance of common stock for license	0	0	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	0	0	2,907,000
Notes payable exchanged for common stock	0	0	50,000
Advance settled with common stock	0	0	25,000
Loss on exchange of noncontrolling interest	0	0	232,000
Shares issued for future consulting services	0	0	103,000
Issuance of common stock for a finder’s fee	0	0	225,000
Advance from stockholder	0	0	250,000
Contribution of FTV Ford Truck	0	0	16,000
Ice Engineering LLC payable netted against receivable	0	0	91,000
Common stock issued in settlement of director fee payable	0	0	121,000
Common stock issued in settlement of patent expense	0	0	117,000
Issuance of common stock as payment for Preferred A and B dividends	0	0	171,000
Purchases of assets with debt	0	0	106,000

Supplemental Disclosures:
Interest paid	1,000	0	78,000
Income taxes paid	0	2,000	1,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY AND BASIS OF PRESENTATION

The interim information contained herein with respect to the three month periods ended March 31, 2012 and 2011 and the period from September 25, 1996 (inception) through March 31, 2012 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three month periods ended March 31, 2012 and 2011 and since inception. The results are not necessarily indicative of results to be expected for the entire year. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the Company acquired numerous patents, inventions and know-how created by Vernon E. Gleasman and his sons, James and Keith Gleasman, a family with more than fifty years of experience in the automotive industry. Since its inception, the Company has endeavored to design, develop, build and commercialize its automotive technology portfolio.  We have not yet had any significant revenue-producing operations and, as such, we are a development stage entity.  The Company currently is focusing its commercialization strategies on the following technologies: the IsoTorque® differential, the Torvec hydraulic pump, and the Torvec`s Vehicle Steer-Drive.

For the period from September 1996 (inception) through March 31, 2012, we have accumulated a deficit of $60,452,000.  At March 31, 2012 we have stockholders’ equity of $5,109,000, current liabilities of $558,000 and working capital of $4,933,000. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations.  In September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new class of preferred stock.  The proceeds from this transaction are being used to support the ongoing development and marketing of our technologies.  Presently, we anticipate that our operating cash requirements for the full year of 2012 will be in the range of approximately $2,000,000.  We believe that based upon our current cash position and the current outlook for our business operations, we have sufficient cash to continue operations through March 31, 2013.

As used in this quarterly report, unless otherwise indicated, the terms “we”, “our”, “us” and “the Company” refer to Torvec, Inc.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiaries Iso-Torque Corporation and Variable Gear LLC, our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at March 31, 2012 and December 31, 2011), and our majority-owned joint venture, Torvec China, LLC, (60% ownership interest at March 31, 2012).  As of March 31, 2012, each of the subsidiaries and the joint venture are non-operational.  During the first quarter of 2012, we dissolved Creative Performance Consultants Inc.  Except for Iso-Torque Corporation, we are in the process of dissolving the other entities.  All material intercompany transactions and account balances have been eliminated in consolidation.

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

 Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  There was no allowance for doubtful accounts as of March 31, 2012 and December 31, 2011, as determined by management.

Property and Equipment: Property and equipment are stated at cost.  Estimated useful lives are as follows:

Office Equipment and Software	3 – 7 years
Leasehold Improvements	Lesser of useful life or lease term
Shop Equipment	7 years
Transportation Equipment	7 years

Depreciation and amortization are computed using the straight-line method.  Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized.  Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in operating income (expense).  Depreciation and amortization expense for the three month periods ended March 31, 2012 and 2011 amounted to $16,000 and $19,000, respectively.

Whenever events or circumstances indicate, our long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment.  No impairment charge was considered necessary during the three month periods ended March 31, 2012 or 2011.

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

The FASB’s guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at March 31, 2012 and December 31, 2011.  The carrying amount of cash, accounts receivable, accounts payable, and accrued expenses approximates their fair value due to their short maturity.  The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

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

During the three month period ended March 31, 2011, we entered into a prototype development agreement to design, build and integrate our IsoTorque differential into the product of a customer for total consideration of $120,000. Milestones include completion of design, manufacturing of a prototype, and installation / integration of the prototype. The payment required for each milestone was considered to be substantive based on the fact that performance required by us in order to achieve the milestone enhanced the value of the item delivered and is reasonable in relation to all of the deliverables. The first milestone consisted of completion and delivery of the design for the prototype, which was completed and delivered as of March 31, 2011 and resulted in the recognition of revenue in the amount of $30,000, as well as the related costs incurred to complete this milestone. The second milestone consisted of the manufacture and delivery of two prototype differentials to our customer, which was completed in March 2012 and resulted in the recognition of revenue in the amount of an additional $60,000, as well as the related costs incurred to complete this milestone. Further revenue will be recognized, as well as related costs, upon reaching other milestones defined in the contract.

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of the Ice technology. Depreciation expense for the three month periods ended March 31, 2012 and 2011 that was charged to research and development was $5,000 and $6,000, respectively.

Patent costs for the three month periods ended March 31, 2012 and 2011 amounted to $43,000 and $18,000, respectively, and are included in General and Administrative expenses.

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

Income Taxes: We account for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We adopted FASB ASC 740-10 relating to “Accounting for uncertainty in income taxes” on January 1, 2008.  As a result of the implementation of FASB ASC 740-10, we recognized no adjustment for uncertain tax positions. As of March 31, 2012, we have not recognized an increase or decrease to reserves for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions. The tax years 2008 through 2011 remain open to examination by the federal and state tax jurisdictions to which we are subject.

Earnings / Loss per Common Share: FASB’s ASC 260-10 ( Previously known as: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At March 31, 2012 and 2011, we excluded 28,973,631 and 10,065,499 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at March 31, 2012 and 2011 as the conditions for their vesting are not time-based.

Recent Accounting Pronouncements: In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”.  ASU No. 2011-05 requires entities to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity.  ASU No. 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  Furthermore, in December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the effective date of ASU No. 2011-05’s requirement to present on the face of the financial statements reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income so that the FASB can reconsider those requirements during calendar 2012. These standards were effective retrospectively for annual and interim reporting periods beginning after December 15, 2011, with early adoption permitted. Our adoption of these standards during the first quarter of 2012 did not have a significant impact on our financial statements, as we currently do not have any adjustments to net income in the determination of such comprehensive income.

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

For subsequent periods, there had not been a compensation plan in place for the Gleasmans.  However, due to the significance of their ownership interest at the time and their influence within the Company, we were required to record the estimated value of each of the Gleasman’s services rendered to us (estimated at $300,000 each per annum) as a contribution of services in accordance with generally accepted accounting principles, and we allocated the amount of such contribution between research and development expenses and general and administrative expenses, based upon management’s estimate of the Gleasmans’ time allocation.  Effective March 14, 2010, James Gleasman retired as our chief executive officer, interim chief financial officer and as a member of the board of directors.  As of October 1, 2011 following our September 2011 private placement, we reassessed the estimated value of the services we were receiving from Keith Gleasman as a result of the reduction of his overall ownership interest, and reduced the amount we were recording for his contribution for shareholder services to the equivalent of $100,000 per annum.  On January 9, 2012, the board approved a base salary for Keith Gleasman of $100,000 per annum to be effective as of January 1, 2012.  The board’s decision was based upon the recommendation of our chief executive officer and our Governance and Compensation Committee, composed entirely of independent directors.

Effective as of January 1, 2012, we no longer imputed an expense related to the contributed shareholder services for the Gleasmans.  For the three month period ended March 31, 2011, we recorded a total expense for the Gleasmans’ contributed services of $75,000, and we allocated $25,000 to research and development expense and $50,000 to general and administrative expense.

[2] On September 14, 2007, we moved our executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, with which Asher J. Flaum, a Company director, is associated. On April 28, 2008, our board of directors approved the terms of a lease and such lease was executed on April 29, 2008. (See Note G[1].)

[3] On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant.  During the three month periods ended March 31, 2012 and 2011, we recorded an expense of $2,000 and $0, respectively, for services rendered in relation to this agreement.

[4] On September 23, 2011, we sold and issued a total of 16,250,000 shares of Series C Voting Convertible Preferred Stock and warrants to purchase 1,625,000 shares of our common stock in a private placement transaction, generating gross proceeds of $6,500,000.  Three members of our board of directors and one executive officer participated in the transaction, acquiring 687,500 preferred shares and associated warrants for $275,000 (approximately 4.2 percent of the entire transaction).  (See Note F[2](c).)

[5] Effective on March 27, 2012, we engaged Dr. William Mark McVea as our Chief Technology Officer.  Prior to joining the Company, Dr. McVea provided us with his consulting services through KBE+, Inc., a group of consulting engineers engaged in the design and development of gear trains and power transmission devices, and of which Dr. McVea is the president.  At March 31, 2012, we had an outstanding liability of approximately $41,000 to KBE+, Inc. related to consulting services provided during the first quarter of 2012.

On April 30, 2012, we purchased various test equipment, office furniture, and supplies from KBE+, Inc. for a total of $162,500.  We have entered into a financing agreement with KBE+, Inc., whereby we will pay KBE+, Inc. over 24 months in equal monthly installments of approximately $6,771, beginning on May 1, 2012.  Based on an imputed interest rate of approximately 5%, the initial principal of the note is approximately $154,000.

NOTE D — ACCRUED LIABILITIES

At March 31, 2012 and December 31, 2011, accrued liabilities consist of the following:

	March 31,	December 31,
	2012	2011
Accrued Compensation	$22,000	$45,000
Accrued Payroll Taxes Payable	334,000	374,000
Accrued Legal	16,000	12,000
Other	56,000	6,000
	$428,000	$437,000

NOTE E — NOTES PAYABLE

As of March 31, 2012 and December 31, 2011, notes payables consist of the following:

	March 31,	December 31,
	2012	2011
Additional Office Space (1)	$15,000	$20,000
Copy Machine (2)	7,000	7,000
Engineering Design Software (3)	52,000	57,000
	$74,000	$84,000

(1)
In November 2010, we completed a construction project for some additional office space at our leased corporate office facility.  The cost of the leasehold improvement was $32,500 and the landlord agreed to finance this cost over the remaining initial term of the lease which expires in May 2013.  The monthly payments are approximately $1,100 per month, with an implicit interest rate of approximately 2.5%.  At December 31, 2011, the outstanding balance on this note was approximately $20,000, of which $6,000 was classified as a non-current liability.  At March 31, 2012, the outstanding balance on this note was approximately $15,000, of which $2,000 was classified as a non-current liability.

(2)
In November 2010, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout.  The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170 with an implicit interest rate of approximately 5.3%.  At December 31, 2011, the outstanding balance on this note was approximately $7,000, of which $6,000 was classified as a non-current liability.  At March 31, 2012, the outstanding balance on this note was approximately $7,000, of which $5,000 was classified as a non-current liability.

(3)
In August 2011, we financed the purchase of engineering design software, along with a one-year maintenance agreement, through a three year loan maturing in August 2014, and collateralized by the software.  The total cost of the software and the maintenance agreement was approximately $64,800.  The monthly payments are approximately $2,100 per month with an implicit interest rate of approximately 9.6%.  At December 31, 2011, the outstanding balance on this note was approximately $57,000, of which $36,000 was classified as a non-current liability. At March 31, 2012, the outstanding balance on this note was approximately $52,000, of which $31,000 was classified as a non-current liability.

NOTE F — STOCKHOLDERS’ EQUITY

[1] Private Placements of Common Stock

During the three month periods ended March 31, 2012 and 2011, we did not issue any shares of common stock as a result of private placement transactions.  For the twelve month period ended December 31, 2011, we did not issue any shares of common stock as a result of private placement transactions.

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

Since its designation in March 2002, we have sold an aggregate 765,512 shares of Class A Preferred for proceeds of approximately $3,062,000. No Class A Preferred shares were sold during the three month period ended March 31, 2012 and the year ended December 31, 2011.

Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 189,750 Class A Preferred into our common stock (on a one to one basis) through March 31, 2012, with no Class A Preferred converted in each of the three month periods ending March 31, 2012 and 2011, respectively.

For the three month period ended March 31, 2012, we did not settle any Class A Preferred dividends.  For the three month period ended March 31, 2011, we did not settle any Class A Preferred dividends, although holders converted 5,421 shares of Class A Preferred (that resulted from previous dividend issuances) into 5,421 shares of common stock.  Since its inception in March 2002 through March 31, 2012, we have settled an aggregate Class A Preferred dividend amounting to approximately $242,000 through the issuance of 11,339 Class A Preferred shares and 100,924 common shares.

At March 31, 2012, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends.  The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $1,616,000 at March 31, 2012.  In the event of a liquidation, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.  The value of the Class A Preferred shareholders’ liquidation preference was approximately $1,616,000 and $1,558,000 at March 31, 2012 and December 31, 2011, respectively.  In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

(b)	Class B Preferred Stock

In September 2004, the board created a second series of preferred stock by authorizing the issuance of up to 300,000 Class B Non-Voting, Cumulative Convertible Preferred Shares to fund the business operations of Iso-Torque Corporation, an entity incorporated to separately commercialize our IsoTorque differential technology.

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

Since its designation in September 2004, we have sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500.  No Class B Preferred shares were sold during the three month periods ended March 31, 2012 and 2011.

Since its designation, Class B Preferred shareholders have converted an aggregate 20,000 Class B Preferred into our common stock (on a one to one basis) through March 31, 2012.

Through March 31, 2012, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. Through March 31, 2012, we have issued 30,103 restricted common shares in payment of Class B dividends amounting to approximately $24,000, based on the market value of our stock at the time of conversion.

At March 31, 2012, dividends payable upon the conversion of 77,500 outstanding shares of Class B Preferred amounted to approximately $252,000.   In the event of a liquidation, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.  The value of the Class B Preferred shareholders’ liquidation preference was $252,000 and $243,000 at March 31, 2012 and December 31, 2011, respectively.  In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

The associated warrants have a ten (10) year term and are immediately exercisable for 1,625,000 shares of common stock.  The warrants are exercisable, at the holder’s election, for shares of the Company’s common stock in either a cash or cashless exercise. The warrants have an exercise price equal to the greater of (i) $0.01 or (ii) eighty percent (80%) of the volume weighted average sale price per share of our common stock during the ten (10) consecutive trading days immediately preceding the notice of exercise.  The number of warrants and exercise price are subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock.  We estimated a value of $.50 per warrant, or a total of approximately $812,000, using a weighted average of assigned probabilities for various gain scenarios at certain price points based on expected volatility.  As a result of the combined issuance of the Class C Preferred stock with the associated warrants, we reflected a non-cash distribution on the Class C Preferred shares for the warrants issued in our consolidated statements of operations for the year ended December 31, 2011.  (See Note F[5](o).)

In conjunction with the issuance of the 16,250,000 shares of Class C Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis.  We compared the fair value of our common stock on the date of issuance with the effective conversion price after allocation of the proceeds to the related warrants, and determined that the value of the non-cash beneficial conversion feature is approximately $5,582,000, which was reflected in our consolidated statements of operations for the year ended December 31, 2011 as an adjustment to arrive at the net loss attributable to common stockholders.  (See Note F[5](o).)

For the three month period ended March 31, 2012, no Class C Preferred shareholders have converted shares of Class C Preferred into common stock.  At March 31, 2012, there were 16,250,000 shares of Preferred C stock outstanding.  The value of the Class C Preferred shareholders’ liquidation preference was $6,500,000 at March 31, 2012.

[3] Business Consultants Stock Plan

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

During the three month period ended March 31, 2011, there were no issuances of stock under the Stock Plan.

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

[4] Stock Options

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

By its terms, our 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. No options were granted or exercised under the 1998 Plan during the three month periods ended March 31, 2012 and 2011.

Through March 31, 2012, a total of 1,823,895 stock options had been granted under the 1998 Plan, no stock options had been exercised, and 1,282,047 stock options have expired.  As of March 31, 2012, there were 541,848 outstanding stock options under the 1998 Plan, all of which were fully vested.  The following table summarizes information relating to stock options outstanding under the 1998 Plan at March 31, 2012:

Options Outstanding and Exercisable
Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
541,848	$4.75	1.9	$0

As of March 31, 2012, we did not have any unrecognized stock compensation related to unvested awards under the 1998 Plan.

(b)	2011 Stock Option Plan

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

Effective January 28, 2011, our board of directors appointed Wesley K. Clark as a member of the board of directors. Our board voted to grant Gen. Clark a non-qualified stock option for 250,000 common shares under the 2011 Plan, effective January 28, 2011 and exercisable at $.90 per share. The option is conditioned upon Gen. Clark serving as a director and vests in four tranches of 25% of the total granted shares on each of the four annual anniversary dates of January 28, 2011. The optionee must exercise each tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche. On March 20, 2012, the board approved a modification of these options to provide a uniform expiration date of January 27, 2021, subject to shareholder approval at the Company’s annual meeting of shareholders to be held on June 14, 2012.

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

During the three month periods ended March 31, 2012 and 2011, we granted 250,000 and 276,000 stock options under the 2011 Plan, and no options expired or were exercised. As of March 31, 2012, there were 931,000 stock options outstanding under the 2011 Plan, 87,750 of which were vested.  At March 31, 2012, there were 2,069,000 options remaining available for future grant under the 2011 Plan.

(c)	Non-Plan Options

During the three month period ended March 31, 2011, we granted a total of 1,350,000 non-plan stock options.  On January 27, 2011, our shareholders approved the issuance of stock options to 5 directors each for 250,000 common shares, and the issuance of stock options to a consultant acting in the capacity as a special advisor to the board for 100,000 common shares, exercisable at $.90 per common share. Each option is conditioned upon the optionee serving as a director or consultant and vests in four tranches of 25% of the total granted shares on each of the four annual anniversary dates of January 27, 2011. The optionee must exercise each tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche.  On March 20, 2012, the board approved a modification of these options to provide a uniform expiration date of January 27, 2021, subject to shareholder approval at the Company’s annual meeting of shareholders to be held on June 14, 2012.

During the three month period ended March 31, 2012, there were no non-plan stock options granted.

As of March 31, 2012, there were a total of 7,260,000 non-plan options outstanding, of which 3,972,500 were fully vested.  During the three month period ended March 31, 2012, 337,500 non-plan stock options became vested and none were exercised or cancelled.  During the comparable three month period in 2011, no non-plan stock options became vested and none were exercised or cancelled.

For the three month periods ended March 31, 2012 and 2011, we recorded compensation expense of $238,000 and $244,000, respectively, related to the non-Plan options.

(d)	Summary

For the three month periods ended March 31, 2012 and 2011, compensation cost related to all stock options amounted to $285,000 and $304,000, respectively.  As of March 31, 2012, there was $1,914,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over the next 4 years.

The weighted average grant-date fair value of all stock options granted during the three month periods ended March 31, 2012 and 2011 was $.74 and $1.58 per share, respectively. The total grant date fair value of all stock options vested during the three month periods ended March 31, 2012 and 2011 was approximately $605,000 and $33,000, respectively.

The fair value of each option granted during the three month periods ended March 31, 2012 and 2011was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011
Expected Term	6.0 years	3.5 years
Expected forfeiture rate	0%	0%
Risk-free rate	1.3%	1.3%
Volatility	132.5%	153.7%
Dividend yield	0.0%	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the three month period ended March 31, 2011:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	8,482,848		$1.00
Granted	250,000		.82
Exercised	0		n/a
Canceled or expired	0		0

Outstanding at March 31, 2012	8,732,848	(A)	$1.00	6.9 years	$3,040,000

Exercisable at March 31, 2012	4,602,098		$1.32	6.8 years	$1,750,000

Note (A) – Figures include 405,000 options that were granted in 2011 to replace options / warrants previously granted to certain engineering personnel.  The previously issued options / warrants will expire as the newer options vest on a one-to-one basis.

As of March 31, 2012, the exercise prices of all outstanding stock options, as well as all vested stock options, ranged from $.36 per share to $5.00 per share.

[5] Warrants

As of March 31, 2012, outstanding warrants to acquire shares of our common stock are as follows:

Exercise Price		Expiration	Number of Warrants Outstanding		Number of Warrants Exercisable
	(a)	(a)	125,000	(a)	—
	$.75	None	500,000	(b)	—
	$.01	2015-2016	54,500	(c)	54,500
	$.01	None	3,000	(d)	3,000
	$5.00	None	95,000	(e)	95,000
	$5.00	2016	100,000	(e)	100,000
	$.01	None	60,000	(f)	60,000
	$.01	2016	3,750	(g)	3,750
	$1.00	None	20,500	(h)	20,500
	$.44	2020	400,000	(i)	400,000
	$3.75	2016	200,000	(j)	200,000
	$5.00	2016	30,000	(k)	30,000
	$5.00	2017	50,000	(l)	50,000
	$5.00	2017	100,000	(m)	100,000
	$2.50	2020	100,000	(n)	100,000
$	(o)	2021	1,625,000	(o)	1,625,000
			3,466,750		2,841,750

(a)	Exercisable only if we have an IPO and exercisable at the IPO price five years from IPO. Through March 31, 2012, we have not conducted an IPO.

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

(g)
During 2005, we issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share and with a ten year term. During 2006, we issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share and with a ten year term. Through March 31, 2012, an aggregate of 194,599 of these warrants have been exercised for proceeds of approximately $1,258.  No warrants were exercised during the three month period ended March 31, 2012.

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

(o)
On September 23, 2011, we issued 1,625,000 common stock warrants in connection with the sale and issuance of a total of 16,250,000 shares of Series C Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $6,500,000.  The warrants have a ten (10) year term and are immediately exercisable for 1,625,000 shares of common stock.  The warrants are exercisable, at the holder’s election, for shares of our common stock in either a cash or cashless exercise.  The warrants have an exercise price equal to the greater of (i) $0.01 or (ii) eighty percent (80%) of the volume weighted average sale price per share of our common stock during the ten (10) consecutive trading days immediately preceding the notice of exercise.  The number of warrants and exercise price are subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock.  (See Note F[5](c).)

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

The following summarizes the activity of our outstanding warrants for the three month period ended March 31, 2012:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,466,750	$2.18
Granted	0	0
Exercised	0	0
Canceled or expired	0	0

Outstanding at March 31, 2012	3,466,750	$2.18	(A)	8.3 years	(B)	$645,000

Exercisable at March 31, 2012	2,841,750	$2.77		8.3 years	(C)	$555,000

(A)	The weighted average exercise price for warrants outstanding as of March 31, 2012 excludes 1,750,000 warrants with no determined exercise price.

(B)	The weighted average remaining contractual term for warrants outstanding as of March 31, 2012 excludes 803,500 warrants with no expiration date.

(C)	The weighted average remaining contractual term for warrants exercisable as of March 31, 2012 excludes 178,500 warrants with no expiration date.

NOTE G — COMMITMENTS AND OTHER MATTERS

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

Rent expense for the three month periods ended March 31, 2012 and 2011 was approximately $15,000 in each of the respective periods.  Rent payments required under the lease for the full years ending December 31, 2012 and 2013 amount to approximately $68,000 and $28,000, respectively.

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

On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant.  During the three month period ended March 31, 2012, we recorded an expense of $2,100 for consulting services under the agreement.  Cumulatively, through March 31, 2012, we have recorded $2,100 of expense for services rendered in relation to this agreement.

[4] Prototype Development Agreement

On January 28, 2011, we announced that we entered into a contract with a West Virginia remanufacturer of components for the mining and associated industrial equipment industry to develop, evaluate, manufacture and sell our IsoTorque® differential technology in mining shuttle cars.  The contract calls for us to design and build a prototype IsoTorque® unit for installation in a 21 SC model mining shuttle car. The remanufacturer will pay us $120,000 for the initial development. Upon successful completion of the prototype phase, the parties have agreed that we will sell 100% of the differential requirements for all 21 SC model mining shuttle cars remanufactured by the remanufacturer on an exclusive basis. Minimum purchase requirements will be established after the first anniversary of the agreement.  In the three months ended March 31, 2012, we recorded $60,000 in revenue upon the completion of the second milestone under the contract.  Through March 31, 2012, we have recorded a total of $90,000 in revenue associated with this agreement.

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

(B) Current Status of Business Plan and Ongoing Projects

We are continuing to make significant progress optimizing the designs and productizing our two key technologies.  The following summarizes the current status of the development efforts for our IsoTorque® differential and our Torvec hydraulic pump.

IsoTorque Differential – We believe we are in the final design phase of the base model IsoTorque differential that will improve overall strength, durability and performance.  We are planning to be in a position during the second half of this year to be building an inventory of rear-wheel drive differentials initially for two model platforms that will be marketed and sold in the aftermarket.  Our marketing plan has been drawn and we feel there is growth potential in the aftermarket.  We believe that our efforts in the aftermarket will then help us break into the OEM (Original Equipment Manufacturer) market by proving our performance and safety advantages in the real world.  As the base IsoTorque design is completed, we are planning to add other differential designs for additional model platforms in the aftermarket.

Following the completion of the IsoTorque for the initial entry into the aftermarket, we will be working on completing designs of front and rear-wheel drive differentials that we will test and market to certain OEMs.  We are expecting to be able to deliver prototypes for rear-wheel drive differentials to certain OEMs for them to test in specific model platforms during the second half of 2012.  We also are planning to improve upon the design of our differential for front-wheel drive applications during the second half of 2012.  We believe that this could create a very significant breakthrough in front-wheel drive technology.

Through our China sales agent, we are working to develop relationships with two prominent Chinese auto manufacturers who have expressed interest in our IsoTorque differential design.  We have established Non-Disclosure Agreements (NDAs) that will allow us to explore opportunities that will advance our technology and products further and faster into the world’s largest market.

In addition to the automotive sector, we are continuing to market into off-highway markets such as mining and construction.  The development contract we have been working on for a differential in a mining car application is progressing well.  In January 2011, we contracted with a West Virginia remanufacturer of components for mining and associated industrial equipment to develop an IsoTorque differential prototype to demonstrate its feasibility to alleviate steering problems associated with mining shuttle cars.  The contract calls for us to jointly evaluate the performance and durability of the prototype units and upon successful evaluation, to build and sell IsoTorque differentials to our customer for incorporation in 21 SC mining cars it remanufactures for the mining industry.  If successful, the contract calls for us to furnish the remanufacturer with all of their differential requirements during the three year contract term, as mutually extended.  During the first quarter of 2012, we shipped two prototype IsoTorques to our customer and we are waiting for them to be installed and tested in a vehicle, which we anticipate will begin sometime during the second or third quarter of 2012. Based on the results of the test installation, we anticipate that the customer will place a production order for these differentials.

Torvec Hydraulic Pump – During the summer of 2011, we completed the initial testing of our Torvec hydraulic pump at a prominent university.  From this testing, we learned a great deal about the strengths of the pump and improvements we needed to make.  Because we were changing the intended use of the pump from a light duty cycle automobile transmission application to a commercial pump, we knew in advance that there would be development changes we would have to make because of the heavy duty cycle requirement for commercial use.  However, from our testing we believe that the pump has notable advantages over existing technologies.

Over the past several months, we have gone through a drastic redesign to improve the overall performance of our pump while maintaining the significant advantages we have of size and weight.  We are currently in the final stages of the redesign.  The process of building two prototypes has been started to support testing later this year.  Based upon the test results, we are planning to begin marketing this product to potential customers in the late second half of 2012.  We are also applying for additional patents as a result of some engineering breakthroughs in our redesign.

In the near future, U. S. Government emissions regulations for off road diesel engines will take effect.  These regulations will require diesel engines to pollute less.  To help achieve these new standards, companies are attempting to run the diesel engines and thus their hydraulic pumps at a lower RPM. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in RPMs. Among other advantages, the unique design of Torvec’s hydraulic pump technology allows a larger displacement pump to fit into the same or smaller footprint of existing displacement pumps.  This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

Our basic plan of operation for the year ending December 31, 2012 is as follows:

1) to develop and implement a strategy to sell IsoTorque differentials into the aftermarket, through both a distributor network and direct sales to end users.

2) to design, build and provide IsoTorque differentials to domestic and foreign OEMs, to engage with manufacturers in the performance and durability evaluation of our IsoTorque in rear-wheel and front wheel drive applications and to market the IsoTorque to manufacturers for use in their future vehicle platforms, including automotive and truck fleets.

3) to design and build prototype units of our IsoTorque differential for off-road uses, such as integration in the drive wheel assemblies of 21 SC mining shuttle cars under a development contract we have with a remanufacturer of mining and associated industrial equipment.  In addition, we will be looking at other off-road uses.

4) to enhance the design of, build prototype units for, and evaluate the operating performance and efficiencies of our hydraulic pump for commercial and industrial applications and to market the Torvec hydraulic pump to industrial manufacturers of hydraulic pump and associated manufacturers.

In addition to the activities to be undertaken by us to implement our plan of operation detailed above, we may expand our marketing activities depending upon future circumstances and developments. Information regarding the Company and all of our inventions, including regular updates on technological and business developments, can be found on our website, www.torvec.com.

(C) Company Revenue and Expenses

Three Month Periods Ended March 31, 2012 and 2011

Revenue for the three month period ended March 31, 2012 was $60,000, compared with $30,000 for the three month period ended March 31, 2011.  The revenue that was generated in each period resulted from the completion of separate milestones on a prototype development contract for a mining car differential.  The cost of goods sold in 2012 was $45,000, or 75% of revenue, compared with $17,000 in 2011, or 57% of revenue.  Gross profit for the three month period ended March 31, 2012 was $15,000, or 25%, compared with $13,000, or 43% in the comparable period in 2011.

Research and development expenses for the three months ended March 31, 2012 amounted to $220,000 as compared to $202,000 for the comparable period in 2011. Non-cash stock-based compensation expense attributable to stock options and warrants for the three months ended March 31, 2012 was $18,000, compared with $0 for the three months ended March 31, 2011, resulting primarily from option grants made to engineers in the latter part of 2011.  Excluding the non-cash stock compensation expense, research and development expenses for the first three months of 2012 amounted to $202,000, essentially equal to the expense reflected in the same period in 2011.  An increase in expenses for outside consulting services in 2012 was offset by lower personnel-related charges and lower material costs.

General and administrative expense for the first three months of 2012 amounted to $554,000 compared to $611,000 for 2011.  Non-cash stock-based compensation expense attributable to stock options and warrants for the three months ended March 31, 2012 was $267,000, a decrease of $37,000 from $304,000 for the three months ended March 31, 2011 that primarily resulted from timing of vested options.  Excluding the non-cash stock compensation expense, general and administrative expense for the first three months of 2012 amounted to $287,000 compared to $307,000 in 2011.  The decrease of $20,000, or 7%, is mainly related to lower fees for external accounting services, offset in part by higher legal costs and higher personnel-related costs.

The loss from operations for the first three months of 2012 was $759,000, compared with a loss from operations in 2011 of $800,000.  Other income for 2012 was $6,000, compared with other income of $1,000 in 2011 that resulted primarily from higher interest income on higher cash balances.  Preferred stock dividends amounted to $67,000 and $68,000 in 2012 and 2011, respectively.

The net loss attributable to common stockholders for the three month period ended March 31, 2012 was $820,000 as compared to a net loss for the same period in 2011 of $867,000.  The weighted average diluted common shares outstanding amounted to 45,700,000 and 45,690,000 for the first three months of 2012 and 2011, respectively.  Diluted net loss per common share for the each of the three month periods ended March 31, 2012 and 2011 was $.02.

 (D) Liquidity and Capital Resources

In September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new series of preferred stock.  We issued a total of 16,250,000 shares of Series C Preferred Stock at a price of $0.40 per share.  As part of the same private placement, the investors received common stock purchase warrants entitling them to purchase up to an aggregate total of 1,625,000 common shares at 80 percent of the volume weighted average price of our common stock based on the 10 trading days immediately preceding the date of exercise.  The warrants are immediately exercisable and have a 10 year term.  We intend to use the funds raised to continue developing and intensify the marketing of our IsoTorque® differential and our Torvec hydraulic pump technologies for the automotive and commercial pump industries, including our anticipated entry into the automotive aftermarket with our patented differential.  We recorded approximately $106,000 in direct expenses associated with the transaction, consisting primarily of external legal costs, resulting in net proceeds realized of $6,394,000.

As of March 31, 2012, cash totaled $5,424,000, a decrease of $515,000 from the beginning of the year.  During the three months ended March 31, 2012, we used $499,000 of cash in operating activities, an increase of $50,000 over the same period in 2011.  A reported net loss of $753,000 in for the first three months of 2012, offset in part mainly by non-cash stock-based compensation of $285,000, resulted in cash used in operating activities amounting to $499,000 for the three month period ended March 31, 2012.   In 2011, a reported net loss of $799,000, offset in part mainly by $379,000 of non-cash expenditures related to the issuance of common stock, warrants and stock options, and stockholder contribution of services, resulted in cash used in operating activities of $449,000 for the three months ended March 31, 2011.

We used $6,000 in cash for investing activities in the first quarter of 2012 to purchase software. We didn’t use any cash for investing activities during the first quarter of 2011.

During the three month periods ended March 31, 2012 and 2011, we used $10,000 and $5,000, respectively, for financing activities, primarily as a result of payments on outstanding notes payable.

During the three month period ended March 31, 2012, we issued 0 shares of common stock.  During the three month period ended March 31, 2011, we issued a total of 5,421 shares of common stock related to the conversion of a comparable number of Preferred A shares.

Current Cash Outlook

For the period from September 1996 (inception) through March 31, 2012, we have accumulated a deficit of $60,452,000.  At March 31, 2012 we have stockholders’ equity of $5,109,000, current liabilities of $558,000 and working capital of $4,933,000. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations.  In September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new class of preferred stock.  The proceeds from this transaction are being used to support the ongoing development and marketing of our technologies.  Presently, we anticipate that our operating cash requirements for the full year of 2012 will be in the range of approximately $2,000,000.  We believe that based upon our current cash position and the current outlook for our business operations, we have sufficient cash to continue operations through March 31, 2013.

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

Not Applicable.

Item 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of March 31, 2012, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no significant changes to the risk factors facing the Company as disclosed in our Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

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

	3.6	Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing authorized common shares from 40,000,000 to 400,000,000;

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

(15)	Letter re: unaudited interim financial information

None.

(18)	Letter re change in accounting principles

None.

(19)	Report furnished to security holders

None.

(22)	Published report regarding matters submitted to vote of security holders

None.

(23)	Consents of experts and counsel

None.

(23.1)	Registered independent accounting firm consent

None.

(24)	Power of attorney

None.

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications – CEO

(31.2)	Rule 13(a)-14(d)/15(d)-14(d) Certifications – CFO

(32)	Section 1350 Certifications

(99)	Additional exhibits

None.

(100)	XBRL-related documents

None.

(101)
The following materials from Torvec, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statement of Earnings for the three months ended March 31, 2012 and 2011 and for the Period from September 25, 1996 (Inception) through March 31, 2012, (ii) Condensed Statement of Financial Position at March 31, 2012 and December 31, 2011, (iii) Condensed Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and  for the Period from September 25, 1996 (Inception) through March 31, 2012 and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORVEC, INC.

Date: May 8, 2012	By:	/s/ Richard A. Kaplan
Richard A. Kaplan Chief Executive Officer

Date: May 8, 2012	By:	Robert W. Fishback
Robert W. Fishback Chief Financial Officer and Principal Accounting Officer