Form 10-Q
period 2012-06-30
TORVEC INC
filed 2012-08-03
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2012

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at July 31, 2012
Common Stock, $.01 par value	45,715,727

TORVEC, INC.
(a development stage company)
INDEX

PART I – FINANCIAL INFORMATION

Page
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Consolidated Statements of Operations – Three and Six Month Periods Ended June 30, 2012 and 2011 and for the Period from September 25, 1996 (Inception) through June 30, 2012 (unaudited)	4

Condensed Consolidated Statements of Cash Flows – Six Month Periods Ended June 30, 2012 and 2011 and for the Period from September 25, 1996 (Inception) through June 30, 2012 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Mine Safety Disclosures	27

Item 5. Other Information	27

Item 6. Exhibits	28

SIGNATURE PAGE	31

EXHIBITS	32

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

TORVEC, INC.
(a development stage company)
Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,847,000	$5,939,000
Prepaid expenses and other current assets	31,000	35,000

Total current assets	4,878,000	5,974,000

Property and Equipment:
Office equipment and software	161,000	116,000
Shop equipment	65,000	112,000
Leasehold improvements	243,000	243,000
Transportation equipment	26,000	26,000
Construction in progress	84,000	0

	579,000	497,000
Less accumulated depreciation and amortization	240,000	273,000

Net property and equipment	339,000	224,000

Total Assets	$5,217,000	$6,198,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current portion	$111,000	$36,000
Accounts payable	64,000	91,000
Accrued liabilities	363,000	437,000
Deferred liabilities	5,000	9,000

Total current liabilities	543,000	573,000

Notes payable, net of current portion	96,000	48,000

Total Liabilities	639,000	621,000

Commitments and other matters (Note G)

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at June 30, 2012 and December 31, 2011: 587,101 and 587,101, respectively	6,000	6,000
b) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at June 30, 2012 and December 31, 2011: 67,500 and 77,500, respectively	1,000	1,000
c) 16,250,000 designated as Class C, Voting, convertible, no dividend, shares issued and outstanding at June 30, 2012 and December 31, 2011: 16,250,000 and 16,250,000, respectively	162,000	162,000
Common stock, $.01 par value, 400,000,000 shares authorized, 45,715,727 and 45,700,399 issued and outstanding, at June 30, 2012 and December 31, 2011, respectively	457,000	457,000
Additional paid-in capital	65,415,000	64,650,000
Deficit accumulated during the development stage	(61,463,000)	(59,699,000)

Total Stockholders' Equity	4,578,000	5,577,000

Total Liabilities and Stockholders' Equity	$5,217,000	$6,198,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	September 25, 1996 (Inception) through June 30, 2012

Revenue	$0	$0	$60,000	$30,000	$512,000
Cost of Goods Sold	0	0	45,000	17,000	377,000

Gross Profit	0	0	15,000	13,000	135,000

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation expense	218,000	216,000	420,000	418,000	15,848,000
Stock-based compensation expense related to options and warrants	42,000	0	60,000	0	1,718,000
Total research and development	260,000	216,000	480,000	418,000	17,566,000
General and administrative:
G&A costs, excluding stock-based compensation expense	340,000	282,000	627,000	589,000	28,612,000
Stock-based compensation expense related to options and warrants	438,000	379,000	705,000	683,000	19,733,000
Total general and administrative	778,000	661,000	1,332,000	1,272,000	48,345,000
Asset impairments	0	0	0	0	1,071,000

Total costs and expenses	1,038,000	877,000	1,812,000	1,690,000	66,982,000

Loss from operations	(1,038,000)	(877,000)	(1,797,000)	(1,677,000)	(66,847,000)

Reversal of liability on cancellation of debt	0	0	0	0	1,541,000
Gain on litigation settlement	0	0	0	0	1,900,000
Other income	27,000	1,000	33,000	2,000	287,000

Loss before income tax benefits	(1,011,000)	(876,000)	(1,764,000)	(1,675,000)	(63,119,000)

Income tax benefits	0	0	0	0	384,000

Net Loss	(1,011,000)	(876,000)	(1,764,000)	(1,675,000)	(62,735,000)

Net loss attributable to non-controlling interest in subsidiary	0	0	0	0	1,272,000

Net Loss attributable to Torvec, Inc.	(1,011,000)	(876,000)	(1,764,000)	(1,675,000)	(61,463,000)

Preferred stock beneficial conversion feature	0	0	0	0	6,345,000
Issuance of warrants to preferred shareholders	0	0	0	0	812,000
Preferred stock dividends	67,000	68,000	134,000	136,000	2,082,000

Net Loss attributable to Torvec, Inc. common stockholders	$(1,078,000)	$(944,000)	$(1,898,000)	$(1,811,000)	$(70,702,000)

Net Loss per common share attributable to stockholders of Torvec, Inc.:
Basic and Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average number of shares of common stock:
Basic and Diluted	45,710,000	45,698,000	45,705,000	45,694,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		September 25, 1996 (Inception) Through
	2012	2011	June 30, 2012

Cash flows from operating activities:
Net loss	$(1,764,000)	$(1,675,000)	$(62,735,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,000	31,000	2,659,000
Loss / (gain) on sale / disposition of fixed assets	(22,000)	0	(57,000)
Gain on sale of Ice Engineering license	0	0	(1,900,000)
Loss on impairment of license	0	0	1,071,000
Expenses financed via note with related party	27,000	0	27,000
Impairment of goodwill	0	0	19,000
Common stock issued for services	0	0	13,844,000
Compensatory common stock	0	0	2,463,000
Shares issued for future consulting services	0	0	103,000
Common stock issued in connection with commercializing event plan	0	0	63,000
Stock-based compensation related to stock options and warrants	765,000	683,000	21,186,000
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Stockholder contribution of services	0	150,000	4,220,000
Contribution to capital, Ford Truck	0	0	16,000
Reversal of liability	0	0	(1,541,000)
Changes in:
Accounts receivable	0	0	0
Prepaid expenses and other current assets	4,000	44,000	141,000
Deferred liabilities	(4,000)	(21,000)	(95,000)
Deferred rent	0	(5,000)	9,000
Change in accrued payroll taxes	(81,000)	(78,000)	155,000
Accounts payable and other accrued expenses	(20,000)	(104,000)	3,990,000

Net cash used in operating activities	(1,060,000)	(975,000)	(15,743,000)

Cash flows from investing activities:
Purchase of property and equipment	(23,000)	0	(399,000)
Cost of acquisition	0	0	(16,000)
Proceeds from sale of license	0	0	1,900,000
Proceeds from sale of fixed assets	22,000	0	59,000

Net cash (used in) provided by investing activities	(1,000)	0	1,544,000

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	0	0	9,223,000
Net proceeds from sales of preferred stock	0	0	9,931,000
Net proceeds from sale of subsidiary stock	0	0	234,000
Net proceeds from issuance of notes payable	0	0	57,000
Repayments of notes payable	(31,000)	(7,000)	(113,000)
Proceeds from loans	0	0	335,000
Repayments of loans	0	0	(109,000)
Repayment of officer & stockholder loans and advances	0	0	(147,000)
Distributions	0	0	(365,000)

Net cash (used in) provided by financing activities	(31,000)	(7,000)	19,046,000

Net (decrease) increase in cash and cash equivalents	(1,092,000)	(982,000)	4,847,000

Cash and cash equivalents at beginning of period	5,939,000	1,518,000	0

Cash and cash equivalents at end of period	$4,847,000	$536,000	$4,847,000

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
	Six Months Ended June 30,		September 25, 1996 (Inception) Through June 30,
	2012	2011	2012

Noncash investing and financing activities:
Preferred stock issued in payment of dividend	$0	$0	$61,000
Issuance of common stock for license	0	0	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	0	0	2,907,000
Notes payable exchanged for common stock	0	0	50,000
Advance settled with common stock	0	0	25,000
Loss on exchange of noncontrolling interest	0	0	232,000
Shares issued for future consulting services	0	0	103,000
Issuance of common stock for a finder’s fee	0	0	225,000
Advance from stockholder	0	0	250,000
Contribution of FTV Ford Truck	0	0	16,000
Ice Engineering LLC payable netted against receivable	0	0	91,000
Common stock issued in settlement of director fee payable	0	0	121,000
Common stock issued in settlement of patent expense	0	0	117,000
Issuance of common stock as payment for Preferred A and B dividends	36,000	3,000	207,000
Purchases of fixed assets with debt	127,000	0	233,000

Supplemental Disclosures:
Interest paid	4,000	0	81,000
Income taxes paid	0	2,000	1,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY AND BASIS OF PRESENTATION

The interim information contained herein with respect to the three and six month periods ended June 30, 2012 and 2011 and the period from September 25, 1996 (inception) through June 30, 2012 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and six month periods ended June 30, 2012 and 2011 and since inception. The results are not necessarily indicative of results to be expected for the entire year. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.
Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the Company acquired numerous patents, inventions and know-how created by Vernon E. Gleasman and his sons, James and Keith Gleasman, a family with more than fifty years of experience in the automotive industry. Since its inception, the Company has endeavored to design, develop, build and commercialize its automotive and powertrain technology portfolio.  We have not yet had any significant revenue-producing operations and, as such, we are a development stage entity.  The Company currently is focusing its commercialization strategies on the following technologies: the IsoTorque® differential and the Torvec hydraulic pump.

For the period from September 1996 (inception) through June 30, 2012, we have accumulated a deficit of $61,463,000.  At June 30, 2012 we have stockholders’ equity of $4,578,000, current liabilities of $543,000 and working capital of $4,335,000. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations.  In September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new class of preferred stock.  The proceeds from this transaction are being used to support the ongoing development and marketing of our core technologies and product initiatives.  Presently, we anticipate that our operating cash requirements for the full year of 2012 will be in the range of approximately $2,000,000.  In addition, we are expecting to spend approximately $200,000 on capital expenditures for the development of in-house testing equipment and approximately $100,000 on payments to reduce notes payable balances during the full year of 2012.  We believe that based upon our current cash position and the current outlook for our business operations, we have sufficient cash to continue operations through June 30, 2013.

As used in this quarterly report, unless otherwise indicated, the terms “we”, “our”, “us” and “the Company” refer to Torvec, Inc.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at June 30, 2012 and December 31, 2011), and our majority-owned joint venture, Torvec China, LLC, (60% ownership interest at June 30, 2012).  As of June 30, 2012, each of the subsidiaries and the joint venture are non-operational.  During the first half of 2012, we dissolved Creative Performance Consultants Inc. and Variable Gear LLC.  Except for Iso-Torque Corporation, we are in the process of dissolving the other entities.  All material intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  There was $0 allowance for doubtful accounts as of June 30, 2012 and December 31, 2011, as determined by management.

Property and Equipment: Property and equipment are stated at cost.  Estimated useful lives are as follows:

Office Equipment and Software (years)	3	–	7
Leasehold Improvements		Lesser of useful life or lease term
Shop Equipment (years)		7
Transportation Equipment (years)		7

Depreciation and amortization are computed using the straight-line method.  Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized.  Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in operating income (expense).  Depreciation and amortization expense for the three month periods ended June 30, 2012 and 2011 amounted to $19,000 and $12,000, respectively.  Depreciation and amortization expense for the six month periods ended June 30, 2012 and 2011 amounted to $35,000 and $31,000, respectively.

Whenever events or circumstances indicate, our long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment.  During the three and six month periods ended June 30, 2012 and 2011, we recorded $0 in impairment charges.

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

The FASB’s (Financial Accounting Standards Board) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at June 30, 2012 and December 31, 2011.  The carrying amount of cash, accounts receivable, accounts payable, and accrued expenses approximates their fair value due to their short maturity.  The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

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

During the first quarter of 2011, we entered into a prototype development agreement to design, build and integrate our IsoTorque differential into the product of a customer for total consideration of $120,000.  Milestones include completion of design, manufacturing of a prototype, and installation / integration of the prototype. The payment required for each milestone was considered to be substantive based on the fact that performance required by us in order to achieve the milestone enhanced the value of the item delivered and is reasonable in relation to all of the deliverables. The first milestone consisted of completion and delivery of the design for the prototype, which was completed and delivered during the first quarter of 2011 and resulted in the recognition of revenue in the amount of $30,000, as well as the related costs incurred to complete this milestone.  The second milestone consisted of the manufacture and delivery of two prototype differentials to our customer, which was completed in March 2012 and resulted in the recognition of revenue in the amount of an additional $60,000, as well as the related costs incurred to complete this milestone.  Further revenue will be recognized, as well as related costs, upon reaching other milestones defined in the contract.

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of the Ice technology. Depreciation expense for the three month periods ended June 30, 2012 and 2011 that was charged to research and development was $7,000 and $4,000, respectively. Depreciation expense for the six month periods ended June 30, 2012 and 2011 that was charged to research and development was $12,000 and $10,000, respectively.

Patent costs for the three month periods ended June 30, 2012 and 2011 amounted to $59,000 and $60,000, respectively, and are included in General and Administrative expenses. Patent costs for the six month periods ended June 30, 2012 and 2011 amounted to $102,000 and $79,000, respectively, and are included in General and Administrative expenses.

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

Income Taxes: We account for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We adopted FASB ASC 740-10 relating to “Accounting for uncertainty in income taxes” on January 1, 2008.  As a result of the implementation of FASB ASC 740-10, we recognized no adjustment for uncertain tax positions. As of June 30, 2012, we have not recognized an increase or decrease to reserves for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions. The tax years 2008 through 2011 remain open to examination by the federal and state tax jurisdictions to which we are subject.

Earnings / Loss per Common Share: FASB’s ASC 260-10 ( Previously known as: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At June 30, 2012 and 2011, we excluded 28,945,435 and 10,059,199 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at June 30, 2012 and 2011 as the conditions for their vesting are not time-based.

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

Effective as of January 1, 2012, we no longer imputed an expense related to contributed shareholder services.  For the three month period ended June 30, 2011, we recorded a total expense for contributed shareholder services of $75,000, and we allocated $25,000 to research and development expense and $50,000 to general and administrative expense.  For the six month period ended June 30, 2011, we recorded a total expense for contributed shareholder services of $150,000, and we allocated $50,000 to research and development expense and $100,000 to general and administrative expense.

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

[3] On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant.  During the three month periods ended June 30, 2012 and 2011, we recorded an expense of $0 for services rendered in relation to this agreement.  During the six month periods ended June 30, 2012 and 2011, we recorded an expense of $2,000 and $0, respectively, for services rendered in relation to this agreement.

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

[5] Effective on March 27, 2012, we hired Dr. William Mark McVea as our Chief Technology Officer.  Prior to joining the Company, Dr. McVea provided us with consulting services through KBE+, Inc., a group of consulting engineers engaged in the design and development of gear trains and power transmission devices, and of which Dr. McVea was the chief engineer and president.  At June 30, 2012, we had an outstanding liability of $0 to KBE+, Inc. related to consulting services provided during the first quarter of 2012.

On April 30, 2012, we purchased various test equipment, office furniture, and supplies from KBE+, Inc. for a total of $162,500.  We have entered into a financing agreement with KBE+, Inc., whereby we will pay KBE+, Inc. over 24 months in equal monthly installments of approximately $6,800, beginning on May 1, 2012.  Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000, and as of June 30, 2012, the outstanding principal on the note was approximately $142,000.  Interest expense pertaining to this note amounted to approximately $1,000 for the six month period ended June 30, 2012.

In May 2012, we purchased certain additional testing tools and supplies from KBE+, Inc. for approximately $5,700.  At June 30, 2012, we had an outstanding payable of approximately $5,200 to KBE+, Inc. related to this purchase.

NOTE D — ACCRUED LIABILITIES

At June 30, 2012 and December 31, 2011, accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
Accrued Compensation	$43,000	$45,000
Accrued Payroll Taxes Payable	293,000	374,000
Accrued Legal	22,000	12,000
Other	5,000	6,000
	$363,000	$437,000

NOTE E — NOTES PAYABLE

As of June 30, 2012 and December 31, 2011, notes payable consists of the following:

	June 30, 2012	December 31, 2011
Additional Office Space (1)	$12,000	$20,000
Copy Machine (2)	6,000	7,000
Engineering Design Software (3)	47,000	57,000
Test Equipment and Supplies (4)	142,000	0
	$207,000	$84,000

(1)
In November 2010, we completed a construction project for some additional office space at our leased corporate office facility.  The cost of the leasehold improvement was $32,500 and the landlord agreed to finance this cost over the remaining initial term of the lease which expires in May 2013.  The monthly payments are approximately $1,100 per month, with an implicit interest rate of approximately 2.5%.  At December 31, 2011, the outstanding balance on this note was approximately $20,000, of which $6,000 was classified as a non-current liability.  At June 30, 2012, the outstanding balance on this note was approximately $12,000, all of which was classified as a current liability.

(2)
In November 2010, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout.  The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170 with an implicit interest rate of approximately 5.3%.  At December 31, 2011, the outstanding balance on this note was approximately $7,000, of which $6,000 was classified as a non-current liability.  At June 30, 2012, the outstanding balance on this note was approximately $6,000, of which $5,000 was classified as a non-current liability.

(3)
In August 2011, we financed the purchase of engineering design software, along with a one-year maintenance agreement, through a three year loan maturing in August 2014, and collateralized by the software.  The total cost of the software and the maintenance agreement was approximately $64,800.  The monthly payments are approximately $2,100 per month with an implicit interest rate of approximately 9.6%.  At December 31, 2011, the outstanding balance on this note was approximately $57,000, of which $36,000 was classified as a non-current liability. At June 30, 2012, the outstanding balance on this note was approximately $47,000, of which $25,000 was classified as a non-current liability.

(4)
In April 2012, we financed the purchase of various test equipment, office furniture, and supplies from KBE+, Inc. (of which our chief technology officer is an officer) through a 24 month promissory note for a total of amount to be paid of $162,500.  Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000.  The monthly payments are approximately $6,800 per month.  At June 30, 2012, the outstanding balance on this related party note was approximately $142,000, of which $66,000 was classified as a non-current liability.

NOTE F — STOCKHOLDERS’ EQUITY

[1] Private Placements of Common Stock

During the three and six month periods ended June 30, 2012 and 2011, we issued 0 shares of common stock as a result of private placement transactions.  For the twelve month period ended December 31, 2011, we issued 0 shares of common stock as a result of private placement transactions.

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

Since its designation in March 2002, we have sold an aggregate 765,512 shares of Class A Preferred for proceeds of approximately $3,062,000.  We sold 0 Class A Preferred shares during the three and six month periods ended June 30, 2012 and the year ended December 31, 2011.

Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 189,750 Class A Preferred into our common stock (on a one to one basis) through June 30, 2012, with 0 Class A Preferred shares converted in each of the three and six month periods ending June 30, 2012 and 2011, respectively.

For the three and six month periods ended June 30, 2012, we settled 0 Class A Preferred dividends.  For the three month period ended June 30, 2011, we settled 0 Class A Preferred dividends.  For the six month period ended June 30, 2011, we settled 0 Class A Preferred dividends, although holders converted 5,421 shares of Class A Preferred (that resulted from previous dividend issuances) into 5,421 shares of common stock.  Since its inception in March 2002 through June 30, 2012, we have settled an aggregate Class A Preferred dividend amounting to approximately $242,000 through the issuance of 11,339 Class A Preferred shares and 100,924 common shares.

At June 30, 2012, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends.  The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $1,673,000 at June 30, 2012.  In the event of a liquidation, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.  The value of the Class A Preferred shareholders’ liquidation preference was approximately $1,673,000 and $1,558,000 at June 30, 2012 and December 31, 2011, respectively.  In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

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

Since its designation in September 2004, we have sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500.  We sold 0 Class B Preferred shares during the three and six month periods ended June 30, 2012 and 2011.

Since its designation, Class B Preferred shareholders have converted an aggregate 30,000 Class B Preferred into our common stock (on a one to one basis) through June 30, 2012.  During the three and six month periods ended June 30, 2012, shareholders converted 10,000 and 10,000 Class B Preferred shares into our common stock, respectively.  During the three and six month periods ended June 30, 2011, we converted 0 Class B Preferred shares into our common stock.

Through June 30, 2012, we have issued 0 Class B Preferred shares to converting Class B Preferred shareholders as a dividend.

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. During the three and six month periods ended June 30, 2012, we issued 5,328 shares of restricted common stock in payment of Class B dividends amounting to approximately $27,000.  Through June 30, 2012, we have issued 35,431 restricted common shares in payment of Class B dividends amounting to approximately $51,000.

At June 30, 2012, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $235,000.   In the event of a liquidation, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.  The value of the Class B Preferred shareholders’ liquidation preference was $235,000 and $243,000 at June 30, 2012 and December 31, 2011, respectively.  In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

During the three and six month periods ended June 30, 2012, Class C Preferred shareholders have converted 0 shares of Class C Preferred into common stock.  At June 30, 2012, there were 16,250,000 shares of Preferred C stock outstanding.  The value of the Class C Preferred shareholders’ liquidation preference was $6,500,000 at June 30, 2012.

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

During the three and six month periods ended June 30, 2011, there were 0 issuances of stock under the Stock Plan.

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

By its terms, our 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. There were 0 options granted or exercised under the 1998 Plan during the three and six month periods ended June 30, 2012 and 2011.

Through June 30, 2012, a total of 1,823,895 stock options had been granted under the 1998 Plan, 0 stock options had been exercised, and 1,282,047 stock options have expired.  As of June 30, 2012, there were 541,848 outstanding stock options under the 1998 Plan, all of which were fully vested.  The following table summarizes information relating to stock options outstanding under the 1998 Plan at June 30, 2012:

Options Outstanding and Exercisable

Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
541,848	$4.75	1.6	$0

As of June 30, 2012, we had $0 unrecognized stock compensation related to unvested awards under the 1998 Plan.

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

Effective January 28, 2011, our board of directors appointed Wesley K. Clark as a member of the board of directors. Our board voted to grant Gen. Clark a non-qualified stock option for 250,000 common shares under the 2011 Plan, effective January 28, 2011 and exercisable at $.90 per share. The option is conditioned upon Gen. Clark serving as a director and vests in four tranches of 25% of the total granted shares on each of the four annual anniversary dates of January 28, 2011.  The original terms of the option required the optionee to exercise each tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche.  However, on March 20, 2012, the board approved a modification of these options to provide for a 10 year term with an expiration date of January 28, 2021, and this modification was subsequently approved by shareholders at the Company’s annual meeting on June 14, 2012.  We used the Black-Scholes option-pricing model to value the cost of this modification at approximately $56,000, which is being recognized ratably over the vesting periods of the respective tranches.

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

In March 2012, we granted an incentive stock option to our new chief technology officer to acquire 250,000 common shares at an exercise price of $.82 per share, exercisable for 10 years.  The option vests in four tranches of 25% of the total granted shares on each of the four annual anniversary dates from the initial date of grant.

During the three month periods ended June 30, 2012 and 2011, we granted 1,000 and 0 stock options under the 2011 Plan, respectively, and 0 options expired or were exercised. During the six month periods ended June 30, 2012 and 2011, we granted 251,000 and 276,000 stock options under the 2011 Plan, respectively, and 0 options expired or were exercised. As of June 30, 2012, there were 932,000 stock options outstanding under the 2011 Plan, 87,750 of which were vested.  At June 30, 2012, there were 2,068,000 options remaining available for future grant under the 2011 Plan.

(c) Non-Plan Options

During the first quarter of 2011, we granted a total of 1,350,000 non-plan stock options.  On January 27, 2011, our shareholders approved the issuance of stock options to 5 directors each for 250,000 common shares, and the issuance of stock options to a consultant acting in the capacity as a special advisor to the board for 100,000 common shares, exercisable at $.90 per common share. Each option is conditioned upon the optionee serving as a director or consultant and vests in four tranches of 25% of the total granted shares on each of the four annual anniversary dates of January 27, 2011. The original terms of the options required the optionee to exercise each tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche.  However, on March 20, 2012, the board approved a modification of these options to provide for a 10 year term with a uniform expiration date of January 27, 2021, and this modification was subsequently approved by shareholders at the Company’s annual meeting on June 14, 2012.  We used the Black-Scholes option-pricing model to value the cost of this modification at approximately $304,000, which is being recognized ratably over the vesting periods of the respective tranches.

During the three and six month periods ended June 30, 2012, there were 0 non-plan stock options granted.

As of June 30, 2012, there were a total of 7,260,000 non-plan options outstanding, of which 3,972,500 were fully vested.  During the three and six month periods ended June 30, 2012, 0 and 337,500 non-plan stock options became vested, and 0 were exercised or cancelled.  During the comparable three and six month periods in 2011, 0 non-plan stock options became vested and 0 were exercised or cancelled.

For the three month periods ended June 30, 2012 and 2011, we recorded compensation expense of $382,000 and $339,000, respectively, related to the non-Plan options.  For the six month periods ended June 30, 2012 and 2011, we recorded compensation expense of $621,000 and $583,000, respectively, related to the non-Plan options.

(d) Summary

For the three month periods ended June 30, 2012 and 2011, compensation cost related to all stock options amounted to $480,000 and $379,000, respectively.  For the six month periods ended June 30, 2012 and 2011, compensation cost related to all stock options amounted to $765,000 and $683,000, respectively.  As of June 30, 2012, there was $1,794,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over the next 4 years.

The weighted average grant-date fair value of all stock options granted during the six month periods ended June 30, 2012 and 2011 was $.74 and $1.58 per share, respectively. The total grant date fair value of all stock options vested during the six month periods ended June 30, 2012 and 2011 was approximately $605,000 and $33,000, respectively.

The fair value of each option granted during the six month periods ended June 30, 2012 and 2011was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

The following summarizes the activity of all of our outstanding stock options for the six month period ended June 30, 2012:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2012	8,482,848		$1.00
Granted	251,000.82
Exercised	0		0
Canceled or expired	0		0

Outstanding at June 30, 2012	8,733,848	(A)	$1.00	7.8 years	(B)	$3,040,000

Exercisable at June 30, 2012	4,602,098		$1.32	7.2 years	(B)	$1,741,000

Note (A) – Figures include 405,000 options that were granted in 2011 to replace options / warrants previously granted to certain engineering personnel.  The previously issued options / warrants will expire as the newer options vest on a one-to-one basis.

Note (B) – Data includes the impact of the modification of expiration dates on 1,650,000 options related to six directors and one special advisor to the board, as approved by shareholders on June 14, 2012.

As of June 30, 2012, the exercise prices of all outstanding stock options, as well as all vested stock options, ranged from $.36 per share to $5.00 per share.

[5] Warrants

As of June 30, 2012, outstanding warrants to acquire shares of our common stock are as follows:

Exercise Price	Expiration	Number of Warrants Outstanding		Number of Warrants Exercisable
Not yet determinable	Not yet determinable	125,000	(a)	0
$.75	None	500,000	(b)	0
$.01	2015-2016	54,500	(c)	54,500
$.01	None	3,000	(d)	3,000
$5.00	None	95,000	(e)	95,000
$5.00	2016	100,000	(e)	100,000
$.01	None	60,000	(f)	60,000
$.01	2016	3,750	(g)	3,750
$1.00	None	20,500	(h)	20,500
$.44	2020	400,000	(i)	400,000
$3.75	2016	200,000	(j)	200,000
$5.00	2016	30,000	(k)	30,000
$5.00	2017	50,000	(l)	50,000
$5.00	2017	100,000	(m)	100,000
$2.50	2020	100,000	(n)	100,000
Not yet determinable	2021	1,625,000	(o)	1,625,000
		3,466,750		2,841,750

(a)	Exercisable only if we have an IPO and exercisable at the IPO price five years from IPO. Through June 30, 2012, we have not conducted an IPO.

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

(c)
We issued an aggregate 123,500 warrants at an exercise price of $0.01 with a ten year term to our nonmanagement directors for services rendered to the board under our Nonmanagement Directors Plan prior to its amendment on October 13, 2006. There are 0 further warrants issuable under the Plan as modified by the board of directors on October 13, 2006. An aggregate 69,000 warrants have been exercised for proceeds of $690.

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

(g)
During 2005, we issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share and with a ten year term. During 2006, we issued 135,849 warrants to investors along with their purchase of 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share and with a ten year term. Through June 30, 2012, an aggregate of 194,599 of these warrants have been exercised for proceeds of approximately $1,258.  There were 0 warrants exercised during the six month period ended June 30, 2012.

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

The following summarizes the activity of our outstanding warrants for the six month period ended June 30, 2012:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,466,750	$2.18
Granted	0	0
Exercised	0	0
Canceled or expired	0	0

Outstanding at June 30, 2012	3,466,750	$2.18	(A)	8.1 years	(B)	$645,000

Exercisable at June 30, 2012	2,841,750	$2.77		8.1 years	(C)	$555,000

(A)	The weighted average exercise price for warrants outstanding as of June 30, 2012 excludes 1,750,000 warrants with no determined exercise price.

(B)	The weighted average remaining contractual term for warrants outstanding as of June 30, 2012 excludes 803,500 warrants with no expiration date.

(C)	The weighted average remaining contractual term for warrants exercisable as of June 30, 2012 excludes 178,500 warrants with no expiration date.

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

Rent expense for the three month periods ended June 30, 2012 and 2011 was approximately $15,000 in each of the respective periods.  Rent expense for the six month periods ended June 30, 2012 and 2011 was approximately $29,000 in each of the respective periods.  Rent payments required under the lease for the full years ending December 31, 2012 and 2013 amount to approximately $68,000 and $28,000, respectively.

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

On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant.  During the three month periods ended June 30, 2012 and 2011, we recorded an expense of $0 for consulting services under the agreement.  During the six month periods ended June 30, 2012 and 2011, we recorded an expense of $2,100 and $0, respectively, for consulting services under the agreement.  Cumulatively, through June 30, 2012, we have recorded $2,100 of expense for services rendered in relation to this agreement.

[4] Prototype Development Agreement

On January 28, 2011, we announced that we entered into a contract with a West Virginia remanufacturer of components for the mining and associated industrial equipment industry to develop, evaluate, manufacture and sell our IsoTorque® differential technology in mining shuttle cars.  The contract calls for us to design and build a prototype IsoTorque® unit for installation in a 21 SC model mining shuttle car. The remanufacturer will pay us $120,000 for the initial development. Upon successful completion of the prototype phase, the parties have agreed that we will sell 100% of the differential requirements for all 21 SC model mining shuttle cars remanufactured by the remanufacturer on an exclusive basis. Minimum purchase requirements will be established after the first anniversary of the agreement.  During the first quarter of 2012, we recorded $60,000 in revenue upon the completion of the second milestone.  In the three and six month periods ended June 30, 2012, we recorded $0 and $60,000 in revenue related to this contract.  Through June 30, 2012, we have recorded a total of $90,000 in revenue associated with this agreement.

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

IsoTorque Differential – We believe we have completed the final design phase of the base model IsoTorque differential that will improve overall strength, durability and performance.  During the third quarter, we will be cutting the newly designed gears and assembling prototype differentials for final test.  We are then planning to be in a position to be building an inventory of rear-wheel drive differentials initially for two model platforms (for certain Corvette and Camaro models) that will be marketed and sold in the aftermarket beginning in the fourth quarter this year.  Our marketing plan has been drawn and we feel there is growth potential in the aftermarket.  In recent months, we have attended targeted trade shows where we have seen some very favorable results with the receipt of approximately 15 sales orders for IsoTorque differentials to aftermarket customers with anticipated delivery and payment in the fourth quarter.  We are also developing “shopping cart” functionality on our newly upgraded website for future customers to place orders for IsoTorque differentials.  We believe that our efforts in the aftermarket will assist our transition into the OEM (Original Equipment Manufacturer) market by proving our performance and safety advantages in the real world.  As the base IsoTorque design is completed, we will be working to add other differential designs for additional model platforms in the aftermarket.

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

Through our China sales agent, we are continuing to work to develop relationships with two prominent Chinese auto manufacturers who have expressed interest in our IsoTorque differential design.  We have established Non-Disclosure Agreements (NDAs) that will allow us to explore opportunities that will advance our technology and products further and faster into the world’s largest market.

In addition to the automotive sector, we are continuing to market into off-highway markets such as mining and construction.  The development contract we have for a differential in a mining car application continues to move forward.  In January 2011, we contracted with a West Virginia remanufacturer of components for mining and associated industrial equipment to develop an IsoTorque differential prototype to demonstrate its feasibility to alleviate steering problems associated with mining shuttle cars.  The contract calls for us to jointly evaluate the performance and durability of the prototype units and upon successful evaluation, to build and sell IsoTorque differentials to our customer for incorporation in 21 SC mining cars it remanufactures for the mining industry.  If the prototype test is successful, the contract calls for us to furnish the remanufacturer with all of their differential requirements during the three year contract term, as mutually extended.  During the first quarter of 2012, we shipped two prototype IsoTorque differentials to our customer and we are waiting for them to be installed and tested in a vehicle, which we anticipate will begin sometime during the third quarter of 2012. Based on the results of the test installation, we anticipate that the customer will place a production order for these differentials.

Torvec Hydraulic Pump – During the summer of 2011, we completed the initial testing of our Torvec hydraulic pump at a prominent university.  From this testing, we learned a great deal about the strengths of the pump and improvements we needed to make.  Due to the change of design intent and the intended use of the pump from a light duty cycle automobile transmission application to a commercial pump, we knew in advance that there would be development changes we would have to make because of the heavy duty cycle requirement for commercial use.  However, from our testing we believe that the pump has notable advantages over existing technologies.

Over the past several months, we have gone through a drastic redesign to improve the overall performance of our pump while maintaining the significant advantages we have of size and weight.  We have completed the redesign phase and have placed orders with suppliers for new components to be assembled into two prototype units.  We anticipate that we will complete the assembly of the two prototypes later in the third quarter, and that these units will be tested at another high profile university early in the fourth quarter of 2012.  Based upon the test results, we are planning to begin marketing this product to potential customers beginning in the fourth quarter of 2012.  We are also working on additional patents as a result of some engineering breakthroughs in our redesign.

In the near future, U. S. Government emissions regulations for off road diesel engines will take effect.  These regulations will require diesel engines to pollute less.  To help achieve these new standards, companies are attempting to run the diesel engines and thus their hydraulic pumps at lower rotational speeds. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in rotational speed.  Among other advantages, the unique design of the Torvec hydraulic pump technology allows a larger displacement pump to fit into the same or smaller footprint of existing displacement pumps.  This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

Our basic plan of operation for the year ending December 31, 2012 continues to be as follows:

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

4) to enhance the design of, build prototype units for, and evaluate the operating performance and efficiencies of our hydraulic pump for commercial and industrial applications and to market the Torvec hydraulic pump to industrial manufacturers of hydraulic pumps and associated manufacturers.

In addition to the activities to be undertaken by us to implement our plan of operation detailed above, we may expand our marketing activities depending upon future circumstances and developments. Information regarding the Company and all of our inventions, including regular updates on technological and business developments, can be found on our recently upgraded website, www.torvec.com.

(C) Company Revenue and Expenses

Three Month Periods Ended June 30, 2012 and 2011

No revenue or gross profit was generated during either of the three month periods ended June 30, 2012 or June 30, 2011.

Research and development expenses for the three months ended June 30, 2012 amounted to $260,000 as compared to $216,000 for the comparable period in 2011. Non-cash stock-based compensation expense attributable to stock options and warrants for the three months ended June 30, 2012 was $42,000, compared with $0 for the three months ended June 30, 2011, resulting primarily from option grants made to the engineering team in the latter part of 2011 and early 2012.  Excluding the non-cash stock-based compensation expense, research and development expenses for the first three months of 2012 amounted to $218,000, essentially equal to the expense reflected in the same period in 2011.  Higher expenses for personnel-related costs and an increase in expenses for various supplies and computer equipment in 2012 were offset by lower expenses for contributed shareholder services and development materials.

General and administrative expense for the three months ended June 30, 2012 amounted to $778,000 compared to $661,000 for 2011.  Non-cash stock-based compensation expense attributable to stock options and warrants for the three months ended June 30, 2012 was $438,000, an increase of $59,000 from $379,000 for the three months ended June 30, 2011 that primarily resulted from the shareholder-approved modification of expiration terms for options that had been previously granted to certain directors on our board.  Excluding the non-cash stock-based compensation expense, general and administrative expense for the second quarter of 2012 amounted to $340,000 compared to $282,000 in 2011.  The increase of $58,000, or 21%, resulted from the timing of our annual shareholders meeting which was held in the second quarter in 2012 as compared with the first quarter in 2011, and higher expenditures for trade shows, office supplies and computer networking, offset in part by lower expenses for contributed shareholder services.

The loss from operations for the three month period ended June 30, 2012 was $1,038,000, compared with a loss from operations in 2011 of $877,000.  The change in other income from $1,000 in 2011 to $27,000 in 2012 was primarily a result of a $22,000 gain on the sale of a fixed asset and higher interest income from higher cash balances.  Preferred stock dividends amounted to $67,000 and $68,000 in 2012 and 2011, respectively.

The net loss attributable to common stockholders for the three month period ended June 30, 2012 was $1,078,000 as compared to a net loss for the same period in 2011 of $944,000.  The weighted average diluted common shares outstanding amounted to 45,710,000 and 45,698,000 for the three month periods ended June 30, 2012 and 2011, respectively.  Diluted net loss per common share for each of the three month periods ended June 30, 2012 and 2011 was $.02.

Six Month Periods Ended June 30, 2012 and 2011

In March 2012, we hired Dr. William Mark McVea, one of the world's foremost drive-train and gear technology experts, as our new chief technology officer. Dr. McVea received his Ph.D. in Engineering from Purdue University and his degree in Mechanical Engineering from Rochester Institute of Technology. Prior to joining the Company, he was chief engineer and president of KBE+, Inc., a group of consulting engineers engaged in the design and development of gear trains and power transmission devices. Dr. McVea also develops and presents professional development seminars to practicing graduate engineers, primarily working for tier-one suppliers to, or directly for, international automotive manufacturers.

Revenue for the six month period ended June 30, 2012 was $60,000, compared with $30,000 for the six month period ended June 30, 2011.  The revenue that was generated in each period resulted from the completion of separate milestones on a prototype development contract for a mining car differential.  The cost of goods sold in 2012 was $45,000, or 75% of revenue, compared with $17,000 in 2011, or 57% of revenue.  Gross profit for the six month period ended June 30, 2012 was $15,000, or 25%, compared with $13,000, or 43% in the comparable period in 2011.

Research and development expenses for the six months ended June 30, 2012 amounted to $480,000 as compared to $418,000 for the comparable period in 2011. Non-cash stock-based compensation expense attributable to stock options and warrants for the six months ended June 30, 2012 was $60,000, compared with $0 for the six months ended June 30, 2011, resulting primarily from option grants made to the engineering team in the latter part of 2011 and early 2012.  Excluding the non-cash stock-based compensation expense, research and development expenses for the first six months of 2012 amounted to $420,000, essentially equal to the expense reflected in the comparable six-month period in 2011.  An increase in costs for outside consulting services and various supplies and computer equipment in 2012 was offset by a lower expense for contributed shareholder services and lower material costs.

General and administrative expense for the first six months of 2012 amounted to $1,332,000 compared to $1,272,000 for 2011.  Non-cash stock-based compensation expense attributable to stock options and warrants for the six months ended June 30, 2012 was $705,000, an increase of $22,000 from $683,000 for the six months ended June 30, 2011 that primarily resulted from the shareholder-approved modification of expiration terms for options that had been previously granted to certain directors on our board.  Excluding the non-cash stock-based compensation expense, general and administrative expense for the first six months of 2012 amounted to $627,000 compared to $589,000 in 2011.  The increase of $38,000, or 6%, is mainly related to higher personnel-related costs and external legal fees, offset in part by a lower expense for contributed shareholder services and lower accounting-related fees.

The loss from operations for the first six months of 2012 was $1,797,000, compared with a loss from operations in 2011 of $1,677,000.  Other income for 2012 was $33,000, compared with other income of $2,000 in 2011, an increase of 31,000  that resulted primarily from a $22,000 gain on the sale of a fixed asset and higher interest income from higher cash balances.  Preferred stock dividends amounted to $134,000 and $136,000 in 2012 and 2011, respectively.

The net loss attributable to common stockholders for the six month period ended June 30, 2012 was $1,898,000 as compared to a net loss for the same period in 2011 of $1,811,000.  The weighted average diluted common shares outstanding amounted to 45,705,000 and 45,694,000 for the first six months of 2012 and 2011, respectively.  Diluted net loss per common share for each of the six month periods ended June 30, 2012 and 2011 was $.04.

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

As of June 30, 2012, cash and cash equivalents totaled $4,847,000, a decrease of $1,092,000 from the beginning of the year.  During the six months ended June 30, 2012, we used $1,060,000 of cash in operating activities, an increase of $85,000 over the same period in 2011.  A reported net loss of $1,764,000 for the first six months of 2012, offset in part mainly by non-cash stock-based compensation of $765,000, resulted in cash used in operating activities amounting to $1,060,000 for the six month period ended June 30, 2012.   In 2011, a reported net loss of $1,675,000, offset in part mainly by $833,000 of non-cash expenditures related to the issuance of common stock, warrants and stock options, and stockholder contribution of services, resulted in cash used in operating activities of $975,000 for the six months ended June 30, 2011.

We used a net of $1,000 in cash for investing activities in the first half of 2012, including $23,000 for the purchase of capital assets, offset in part by cash generated from the sale of a fixed asset. During the second quarter of 2012, we also entered into a promissory note for approximately $154,000 for the purchase of various fixed assets and supplies.  During the first half of 2011, we didn’t use any cash for investing activities.

During the six month periods ended June 30, 2012 and 2011, we used $31,000 and $7,000, respectively, for financing activities, primarily as a result of payments on outstanding notes payable.

During the six month period ended June 30, 2012, we issued 15,328 shares of common stock related to the conversion of 10,000 shares of Preferred B stock and related accrued dividends.  During the six month period ended June 30, 2011, we issued a total of 14,721 shares of common stock related to the conversion of 6,250 shares of Preferred A stock and certain accrued dividends.

Current Cash Outlook

For the period from September 1996 (inception) through June 30, 2012, we have accumulated a deficit of $61,463,000.  At June 30, 2012 we have stockholders’ equity of $4,578,000, current liabilities of $543,000 and working capital of $4,335,000. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations.  In September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new class of preferred stock.  The proceeds from this transaction are being used to support the ongoing development and marketing of our core technologies and product initiatives.  Presently, we anticipate that our operating cash requirements for the full year of 2012 will be in the range of approximately $2,000,000.  In addition, we are expecting to spend approximately $200,000 on capital expenditures for the development of in-house testing equipment and approximately $100,000 on payments to reduce notes payable balances during the full year of 2012.  We believe that based upon our current cash position and the current outlook for our business operations, we have sufficient cash to continue operations through June 30, 2013.

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

We occasionally enter into prototype development contracts with customers.  In such cases, revenue is recognized using either (a) the proportional effort method based on the relationship of costs incurred to date to the total estimated cost to complete a contract, or (b) where appropriate, the milestone method, if milestones are clearly identifiable and substantive.  In January 2011, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition — a consensus of the FASB EITF”.  Our adoption of this pronouncement did not have a significant impact on our financial statements.

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

At times prior to 2011, we have accounted for the settlement of commission arrangements to non-employee consultants, directors, executives and certain administrative personnel with the issuance of our business consulting shares under FASB ASC 505 (previously known as FASB Statement 123(R) “Share Based Payment”), provided that there are sufficient shares available under the business consulting plan. Under FASB ASC 505, we measured commission arrangements at the fair value of the equity instruments issued. In the event that there are insufficient shares available to settle the obligation, we will follow the provisions of FASB ASC 815-40 (previously known as EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Under FASB ASC 815-40, we will record a liability instrument for the resulting changes in fair value from the date incurred to the end of each reporting period until such liability is satisfied.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of June 30, 2012, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(101)
The following materials from Torvec, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2012 and 2011 and for the period from September 25, 1996 (Inception) through June 30, 2012, (ii) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011, and  for the period from September 25, 1996 (Inception) through June 30, 2012 and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORVEC, INC.

Date: August 3, 2012	By: /s/ Richard A. Kaplan
Richard A. Kaplan
Chief Executive Officer

Date: August 3, 2012	By: /s/ Robert W. Fishback
Robert W. Fishback
Chief Financial Officer and Principal Accounting Officer