Form 10-Q
period 2012-09-30
TORVEC INC
filed 2012-11-02
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2012

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at October 31, 2012
Common Stock, $.01 par value	45,715,727

TORVEC, INC.
(a development stage company)
INDEX

PART I – FINANCIAL INFORMATION
Page
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Consolidated Statements of Operations – Three and Nine Month Periods Ended September 30, 2012 and 2011 and for the Period from September 25, 1996 (Inception) through September 30, 2012 (unaudited)	4

Condensed Consolidated Statements of Cash Flows – Nine Month Periods Ended September 30, 2012 and 2011 and for the Period from September 25, 1996 (Inception) through September 30, 2012 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Mine Safety Disclosures	29

Item 5. Other Information	29

Item 6. Exhibits	30

SIGNATURE PAGE	33

EXHIBITS	34

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

TORVEC, INC.
(a development stage company)
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,206,000	$5,939,000
Inventories	38,000	0
Prepaid expenses and other current assets	21,000	35,000

Total current assets	4,265,000	5,974,000

Property and Equipment:
Office equipment and software	192,000	116,000
Shop equipment	65,000	112,000
Leasehold improvements	243,000	243,000
Transportation equipment	43,000	26,000
Construction in progress	98,000	0

	641,000	497,000
Less accumulated depreciation and amortization	264,000	273,000

Net property and equipment	377,000	224,000

Total Assets	$4,642,000	$6,198,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current portion	$114,000	$36,000
Accounts payable	135,000	91,000
Accrued liabilities	293,000	437,000
Deferred liabilities	2,000	9,000

Total current liabilities	544,000	573,000

Notes payable, net of current portion	82,000	48,000

Total Liabilities	626,000	621,000

Commitments and other matters (Note H)

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at September 30, 2012 and December 31, 2011: 587,101 and 587,101, respectively	6,000	6,000
b) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at September 30, 2012 and December 31, 2011: 67,500 and 77,500, respectively	1,000	1,000
c) 16,250,000 designated as Class C, Voting, convertible, no dividend, shares issued and outstanding at September 30, 2012 and December 31, 2011: 16,250,000 and 16,250,000, respectively	162,000	162,000
Common stock, $.01 par value, 400,000,000 shares authorized, 45,715,727 and 45,700,399 issued and outstanding, at September 30, 2012 and December 31, 2011, respectively	457,000	457,000
Additional paid-in capital	65,718,000	64,650,000
Deficit accumulated during the development stage	(62,328,000)	(59,699,000)

Total Stockholders' Equity	4,016,000	5,577,000

Total Liabilities and Stockholders' Equity	$4,642,000	$6,198,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	September 25, 1996 (Inception) through September 30, 2012

Revenue	$0	$0	$60,000	$30,000	$512,000
Cost of Goods Sold	0	0	45,000	17,000	377,000

Gross Profit	0	0	15,000	13,000	135,000

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation expense	273,000	198,000	693,000	616,000	16,121,000
Stock-based compensation expense related to options and warrants	42,000	0	102,000	0	1,760,000
Total research and development	315,000	198,000	795,000	616,000	17,881,000
General and administrative:
G&A costs, excluding stock-based compensation expense	292,000	327,000	919,000	916,000	28,904,000
Stock-based compensation expense related to options and warrants	261,000	381,000	966,000	1,064,000	19,994,000
Total general and administrative	553,000	708,000	1,885,000	1,980,000	48,898,000
Asset impairments	0	0	0	0	1,071,000

Total costs and expenses	868,000	906,000	2,680,000	2,596,000	67,850,000

Loss from operations	(868,000)	(906,000)	(2,665,000)	(2,583,000)	(67,715,000)

Reversal of liability on cancellation of debt	0	0	0	0	1,541,000
Gain on litigation settlement	0	0	0	0	1,900,000
Other income	3,000	0	36,000	2,000	290,000

Loss before income tax benefits	(865,000)	(906,000)	(2,629,000)	(2,581,000)	(63,984,000)

Income tax benefits	0	0	0	0	384,000

Net Loss	(865,000)	(906,000)	(2,629,000)	(2,581,000)	(63,600,000)

Net loss attributable to non-controlling interest in subsidiary	0	0	0	0	1,272,000

Net Loss attributable to Torvec, Inc.	(865,000)	(906,000)	(2,629,000)	(2,581,000)	(62,328,000)

Preferred stock beneficial conversion feature	0	5,589,000	0	5,589,000	6,345,000
Issuance of warrants to preferred shareholders	0	812,000	0	812,000	812,000
Preferred stock dividends	66,000	67,000	200,000	203,000	2,148,000

Net Loss attributable to Torvec, Inc. common stockholders	$(931,000)	$(7,374,000)	$(2,829,000)	$(9,185,000)	$(71,633,000)

Net Loss per common share attributable to stockholders of Torvec, Inc.:
Basic and Diluted	$(0.02)	$(0.16)	$(0.06)	$(0.20)

Weighted average number of shares of common stock:
Basic and Diluted	45,716,000	45,700,000	45,709,000	45,696,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	September 25, 1996 (Inception) Through September 30, 2012

Cash flows from operating activities:
Net loss	$(2,629,000)	$(2,581,000)	$(63,600,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,000	45,000	2,683,000
Loss / (gain) on sale / disposition of fixed assets	(22,000)	0	(57,000)
Gain on sale of Ice Engineering license	0	0	(1,900,000)
Loss on impairment of license	0	0	1,071,000
Expenses financed via note with related party	27,000	0	27,000
Impairment of goodwill	0	0	19,000
Common stock issued for services	0	0	13,844,000
Compensatory common stock	0	0	2,463,000
Shares issued for future consulting services	0	0	103,000
Common stock issued in connection with commercializing event plan	0	0	63,000
Stock-based compensation related to stock options and warrants	1,068,000	1,064,000	21,489,000
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Stockholder contribution of services	0	225,000	4,220,000
Contribution to capital, Ford Truck	0	0	16,000
Reversal of liability	0	0	(1,541,000)
Changes in:
Inventories	(38,000)	0	(38,000)
Prepaid expenses and other current assets	14,000	41,000	151,000
Deferred liabilities	(7,000)	(21,000)	(98,000)
Deferred rent	0	(7,000)	9,000
Change in accrued payroll taxes	(122,000)	(78,000)	114,000
Accounts payable and other accrued expenses	22,000	(146,000)	4,032,000

Net cash used in operating activities	(1,628,000)	(1,458,000)	(16,311,000)

Cash flows from investing activities:
Purchase of property and equipment	(68,000)	(3,000)	(444,000)
Cost of acquisition	0	0	(16,000)
Proceeds from sale of license	0	0	1,900,000
Proceeds from sale of fixed assets	22,000	0	59,000

Net cash (used in) provided by investing activities	(46,000)	(3,000)	1,499,000

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	0	0	9,223,000
Net proceeds from sales of preferred stock	0	6,500,000	9,931,000
Net proceeds from sale of subsidiary stock	0	0	234,000
Net proceeds from issuance of notes payable	0	0	57,000
Repayments of notes payable	(59,000)	(14,000)	(141,000)
Proceeds from loans	0	0	335,000
Repayments of loans	0	0	(109,000)
Repayment of officer & stockholder loans and advances	0	0	(147,000)
Distributions	0	0	(365,000)

Net cash (used in) provided by financing activities	(59,000)	6,486,000	19,018,000

Net (decrease) increase in cash and cash equivalents	(1,733,000)	5,025,000	4,206,000

Cash and cash equivalents at beginning of period	5,939,000	1,518,000	0

Cash and cash equivalents at end of period	$4,206,000	$6,543,000	$4,206,000

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	September 25, 1996 (Inception) Through September 30, 2012

Noncash investing and financing activities:
Preferred stock issued in payment of dividend	$0	$0	$61,000
Issuance of common stock for license	0	0	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	0	0	2,907,000
Notes payable exchanged for common stock	0	0	50,000
Advance settled with common stock	0	0	25,000
Loss on exchange of noncontrolling interest	0	0	232,000
Shares issued for future consulting services	0	0	103,000
Issuance of common stock for a finder’s fee	0	0	225,000
Advance from stockholder	0	0	250,000
Contribution of FTV Ford Truck	0	0	16,000
Ice Engineering LLC payable netted against receivable	0	0	91,000
Common stock issued in settlement of director fee payable	0	0	121,000
Common stock issued in settlement of patent expense	0	0	117,000
Issuance of common stock as payment for Preferred A and B dividends	36,000	3,000	207,000
Purchases of fixed assets with debt	144,000	65,000	250,000
Preferred stock offering costs included in accounts payable and other accrued expenses	0	99,000	0

Supplemental Disclosures:
Interest paid	7,000	0	84,000
Income taxes paid	0	2,000	1,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY AND BASIS OF PRESENTATION

The interim information contained herein with respect to the three and nine month periods ended September 30, 2012 and 2011 and the period from September 25, 1996 (inception) through September 30, 2012 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and nine month periods ended September 30, 2012 and 2011 and since inception. The results are not necessarily indicative of results to be expected for the entire year. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at September 30, 2012 and December 31, 2011), and our majority-owned joint venture, Torvec China, LLC, (60% ownership interest at September 30, 2012).  As of September 30, 2012, each of the subsidiaries and the joint venture are non-operational.  During the first half of 2012, we dissolved Creative Performance Consultants Inc. and Variable Gear LLC.  Except for Iso-Torque Corporation, we are in the process of dissolving the other entities.  All material intercompany transactions and account balances have been eliminated in consolidation.

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

 Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  There was $0 allowance for doubtful accounts as of September 30, 2012 and December 31, 2011, as determined by management.

Inventories: Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

Property and Equipment: Property and equipment are stated at cost.  Estimated useful lives are as follows:

Office Equipment and Software	3 – 7 years
Leasehold Improvements	Lesser of useful life or lease term
Shop Equipment	7 years
Transportation Equipment	5 – 7 years

Depreciation and amortization are computed using the straight-line method.  Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized.  Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in operating income (expense).  Depreciation and amortization expense for the three month periods ended September 30, 2012 and 2011 amounted to $24,000 and $14,000, respectively.  Depreciation and amortization expense for the nine month periods ended September 30, 2012 and 2011 amounted to $59,000 and $45,000, respectively.

Whenever events or circumstances indicate, our long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment.  During the three and nine month periods ended September 30, 2012 and 2011, we recorded $0 in impairment charges.

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

The FASB’s (Financial Accounting Standards Board) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at September 30, 2012 and December 31, 2011.  The carrying amount of cash, accounts receivable, accounts payable, and accrued expenses approximates their fair value due to their short maturity.  The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

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

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of the Ice technology. Depreciation expense for the three month periods ended September 30, 2012 and 2011 that was charged to research and development was $8,000 and $5,000, respectively. Depreciation expense for the nine month periods ended September 30, 2012 and 2011 that was charged to research and development was $20,000 and $15,000, respectively.

Patent costs for the three month periods ended September 30, 2012 and 2011 amounted to $63,000 and $80,000, respectively, and are included in General and Administrative expenses. Patent costs for the nine month periods ended September 30, 2012 and 2011 amounted to $165,000 and $158,000, respectively, and are included in General and Administrative expenses.

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

Income Taxes: We account for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We adopted FASB ASC 740-10 relating to “Accounting for uncertainty in income taxes” on January 1, 2008.  As a result of the implementation of FASB ASC 740-10, we recognized no adjustment for uncertain tax positions. As of September 30, 2012, we have not recognized an increase or decrease to reserves for uncertain tax positions nor have we accrued interest and penalties related to uncertain tax positions. The tax years 2009 through 2011 remain open to examination by the federal and state tax jurisdictions to which we are subject.

Earnings / Loss per Common Share: FASB’s ASC 260-10 ( Previously known as: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At September 30, 2012 and 2011, we excluded 28,961,517 and 28,255,968 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at September 30, 2012 and 2011 as the conditions for their vesting are not time-based.

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

We did not have the requisite cash available to pay the Gleasmans’ compensation under this arrangement from January 1, 2008 through August 17, 2009, the date on which each of the Gleasmans waived all of his rights and interest in and to the board-created compensation plan, including all of his rights and interest in and to the amount(s) under the plan accrued to such date. As a result of such waiver, of the $942,000 accrued under the plan at September 30, 2009, $900,000 was reclassified to equity as a contribution of services and $42,000 accrued under the plan for payroll taxes was recorded as a reduction to general and administrative expenses in the quarter ended September 30, 2009.

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

Effective as of January 1, 2012, we no longer imputed an expense related to contributed shareholder services.  For the three month period ended September 30, 2011, we recorded a total expense for contributed shareholder services of $75,000, and we allocated $25,000 to research and development expense and $50,000 to general and administrative expense.  For the nine month period ended September 30, 2011, we recorded a total expense for contributed shareholder services of $225,000, and we allocated $75,000 to research and development expense and $150,000 to general and administrative expense.

[2] On September 14, 2007, we moved our executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, with which Asher J. Flaum, a Company director, is associated.  On April 28, 2008, our board of directors approved the terms of a lease and such lease was executed on April 29, 2008.  (See Note H[1].)  In October 2012, we amended certain terms of our lease agreement (see Note I).

[3] On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant.  During the three month periods ended September 30, 2012 and 2011, we recorded an expense of $0 for services rendered in relation to this agreement.  During the nine month periods ended September 30, 2012 and 2011, we recorded an expense of $2,000 and $0, respectively, for services rendered in relation to this agreement.

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

[5] Effective on March 27, 2012, we hired Dr. William Mark McVea as our Chief Technology Officer.  Prior to joining the Company, Dr. McVea provided us with consulting services through KBE+, Inc., a group of consulting engineers engaged in the design and development of gear trains and power transmission devices, and of which Dr. McVea was the chief engineer and president.  At September 30, 2012, we had an outstanding liability of $0 to KBE+, Inc. related to consulting services provided to the Company.

On April 30, 2012, we purchased various test equipment, office furniture, and supplies from KBE+, Inc. for a total of $162,500.  We have entered into a financing agreement with KBE+, Inc., whereby we are paying KBE+, Inc. over 24 months in equal monthly installments of approximately $6,800, beginning on May 1, 2012.  Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000, and as of September 30, 2012, the outstanding principal on the note was approximately $123,000.  Interest expense pertaining to this note amounted to approximately $2,000 and $3,000 for the three and nine month periods ended September 30, 2012, respectively.

In May 2012, we purchased certain additional testing tools and supplies from KBE+, Inc. for approximately $5,700.  At September 30, 2012, we had an outstanding payable of $4,000 to KBE+, Inc. related to this purchase.

NOTE D — INVENTORIES

During the third quarter of 2012, we began to accumulate various raw material components for the production of our IsoTorque differential.  The composition of inventories was:

	September 30,	December 31,
	2012	2011
Raw Materials	$38,000	$0
Work in Process	0	0
Finished Goods	0	0
	$38,000	$0

NOTE E — ACCRUED LIABILITIES

At September 30, 2012 and December 31, 2011, accrued liabilities consist of the following:

	September 30,	December 31,
	2012	2011
Accrued Compensation	$23,000	$45,000
Accrued Payroll Taxes Payable	252,000	374,000
Accrued Legal	8,000	12,000
Other	10,000	6,000
	$293,000	$437,000

NOTE F — NOTES PAYABLE

As of September 30, 2012 and December 31, 2011, notes payable consists of the following:

	September 30,	December 31,
	2012	2011
Additional Office Space (1)	$9,000	$20,000
Copy Machine (2)	6,000	7,000
Engineering Design Software (3)	42,000	57,000
Test Equipment and Supplies (4)	123,000	0
Automobile (5)	16,000	0
	$196,000	$84,000

(1)
In November 2010, we completed a construction project for some additional office space at our leased corporate office facility.  The cost of the leasehold improvement was $32,500 and the landlord agreed to finance this cost over the remaining initial term of the lease which expires in May 2013.  The monthly payments are approximately $1,100 per month, with an implicit interest rate of approximately 2.5%.  At December 31, 2011, the outstanding balance on this note was approximately $20,000, of which $6,000 was classified as a non-current liability.  At September 30, 2012, the outstanding balance on this note was approximately $9,000, all of which was classified as a current liability.

(2)
In November 2010, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout.  The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170 with an implicit interest rate of approximately 5.3%.  At December 31, 2011, the outstanding balance on this note was approximately $7,000, of which $6,000 was classified as a non-current liability.  At September 30, 2012, the outstanding balance on this note was approximately $6,000, of which $4,000 was classified as a non-current liability.

(3)
In August 2011, we financed the purchase of engineering design software, along with a one-year maintenance agreement, through a three year loan maturing in August 2014, and collateralized by the software.  The total cost of the software and the maintenance agreement was approximately $64,800.  The monthly payments are approximately $2,100 per month with an implicit interest rate of approximately 9.6%.  At December 31, 2011, the outstanding balance on this note was approximately $57,000, of which $36,000 was classified as a non-current liability. At September 30, 2012, the outstanding balance on this note was approximately $42,000, of which $20,000 was classified as a non-current liability.

(4)
In April 2012, we financed the purchase of various test equipment, office furniture, and supplies from KBE+, Inc. (of which our chief technology officer is an officer) through a 24 month promissory note for a total amount to be paid of $162,500.  Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000.  The monthly payments are approximately $6,800 per month.  At September 30, 2012, the outstanding balance on this related party note was approximately $123,000, of which $47,000 was classified as a non-current liability.

(5)
In August 2012, we purchased an automobile for $16,600, a vehicle that we had previously been leasing.  We financed this purchase with a 36- month promissory note.  The interest rate on the loan is approximately 10%, and the payments are approximately $540 per month.  At September 30, 2012, the outstanding balance on this note was approximately $16,000, of which $11,000 was classified as a non-current liability.

NOTE G — STOCKHOLDERS’ EQUITY

[1] Private Placements of Common Stock

During the three and nine month periods ended September 30, 2012 and 2011, we issued 0 shares of common stock as a result of private placement transactions.  For the twelve month period ended December 31, 2011, we issued 0 shares of common stock as a result of private placement transactions.

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

Since its designation in March 2002, we have sold an aggregate 765,512 shares of Class A Preferred for proceeds of approximately $3,062,000.  We sold 0 Class A Preferred shares during the three and nine month periods ended September 30, 2012 and the year ended December 31, 2011.

Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 189,750 Class A Preferred into our common stock (on a one to one basis) through September 30, 2012.  A total of 0 Class A Preferred shares were converted in each of the three and nine month periods ended September 30, 2012, and a total of 0 and 6,250 Class A Preferred shares were converted in each of the three and nine month periods ended September 30, 2011, respectively.

For the three and nine month periods ended September 30, 2012, we settled 0 Class A Preferred dividends.  For the three and nine month periods ended September 30, 2011, we issued 0 and 3,050 shares of common stock, respectively, in settlement of accumulated dividends, and holders also converted 0 and 5,421 shares of Class A Preferred (that resulted from previous dividend issuances) into 0 and 5,421 shares of common stock, respectively. Since its inception in March 2002 through September 30, 2012, we have settled an aggregate Class A Preferred dividend amounting to approximately $242,000 through the issuance of 11,339 Class A Preferred shares and 100,924 common shares.

At September 30, 2012, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends.  The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $1,731,000 at September 30, 2012.  In the event of a liquidation, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.  The value of the Class A Preferred shareholders’ liquidation preference was approximately $1,731,000 and $1,558,000 at September 30, 2012 and December 31, 2011, respectively.  In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

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

Since its designation in September 2004, we have sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500.  We sold 0 Class B Preferred shares during the three and nine month periods ended September 30, 2012 and 2011.

Since its designation, Class B Preferred shareholders have converted an aggregate 30,000 Class B Preferred into our common stock (on a one to one basis) through September 30, 2012.  During the three and nine month periods ended September 30, 2012, shareholders converted 0 and 10,000 Class B Preferred shares into our common stock, respectively.  During the three and nine month periods ended September 30, 2011, we converted 0 Class B Preferred shares into our common stock.

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof.  During the three and nine month periods ended September 30, 2012, we issued 0 and 5,328 shares of restricted common stock in payment of Class B dividends amounting to approximately $0 and $27,000, respectively.  Cumulatively through September 30, 2012, we have issued 35,431 restricted common shares in payment of Class B dividends amounting to approximately $51,000.  Through September 30, 2012, we have issued 0 Class B Preferred shares to converting Class B Preferred shareholders as a dividend.

At September 30, 2012, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $243,000.   In the event of a liquidation, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.  The value of the Class B Preferred shareholders’ liquidation preference was $243,000 and $243,000 at September 30, 2012 and December 31, 2011, respectively.  In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

The associated warrants have a ten (10) year term and are immediately exercisable for 1,625,000 shares of common stock.  The warrants are exercisable, at the holder’s election, for shares of the Company’s common stock in either a cash or cashless exercise. The warrants have an exercise price equal to the greater of (i) $0.01 or (ii) eighty percent (80%) of the volume weighted average sale price per share of our common stock during the ten (10) consecutive trading days immediately preceding the notice of exercise.  The number of warrants and exercise price are subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock.  We estimated a value of $.50 per warrant, or a total of approximately $812,000, using a weighted average of assigned probabilities for various gain scenarios at certain price points based on expected volatility.  As a result of the combined issuance of the Class C Preferred stock with the associated warrants, we reflected a non-cash distribution on the Class C Preferred shares for the warrants issued in our consolidated statements of operations for the three and nine month periods ended September 30, 2011.  (See Note G[5](o).)

In conjunction with the issuance of the 16,250,000 shares of Class C Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis.  We compared the fair value of our common stock on the date of issuance with the effective conversion price after allocation of the proceeds to the related warrants, and determined that the value of the non-cash beneficial conversion feature is approximately $5,582,000, which was reflected in our consolidated statements of operations for the three and nine month periods ended September 30, 2011 as an adjustment to arrive at the net loss attributable to common stockholders.  (See Note G[5](o).)

During the three and nine month periods ended September 30, 2012, Class C Preferred shareholders have converted 0 shares of Class C Preferred into common stock.  At September 30, 2012, there were 16,250,000 shares of Preferred C stock outstanding.  The value of the Class C Preferred shareholders’ liquidation preference was $6,500,000 at September 30, 2012.

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

During the three and nine month periods ended September 30, 2011, there were 0 issuances of stock under the Stock Plan.

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

By its terms, our 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. There were 0 options exercised under the 1998 Plan during the three and nine month periods ended September 30, 2012 and 2011.

Through September 30, 2012, a total of 1,823,895 stock options had been granted under the 1998 Plan, 0 stock options had been exercised, and 1,282,047 stock options have expired.  As of September 30, 2012, there were 541,848 outstanding stock options under the 1998 Plan, all of which were fully vested.  The following table summarizes information relating to stock options outstanding under the 1998 Plan at September 30, 2012:

Options Outstanding and Exercisable
Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
541,848	$4.75	1.4	$0

As of September 30, 2012, we had $0 unrecognized stock compensation related to unvested awards under the 1998 Plan.

(b)	2011 Stock Option Plan

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

During the three month periods ended September 30, 2012 and 2011, we granted 0 stock options under the 2011 Plan, and 0 options expired or were exercised. During the nine month periods ended September 30, 2012 and 2011, we granted 251,000 and 276,000 stock options under the 2011 Plan, respectively, and 0 options expired or were exercised. As of September 30, 2012, there were 932,000 stock options outstanding under the 2011 Plan, 87,750 of which were vested.  At September 30, 2012, there were 2,068,000 options remaining available for future grant under the 2011 Plan.

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

During the three and nine month periods ended September 30, 2012, there were 0 non-plan stock options granted.

As of September 30, 2012, there were a total of 7,260,000 non-plan options outstanding, of which 3,972,500 were fully vested.  During the three and nine month periods ended September 30, 2012, 0 and 337,500 non-plan stock options became vested, respectively, and 0 were exercised or cancelled.  During the comparable three and nine month periods in 2011, 0 non-plan stock options became vested and 0 were exercised or cancelled.

For the three month periods ended September 30, 2012 and 2011, we recorded compensation expense of $232,000 and $339,000, respectively, related to the non-Plan options.  For the nine month periods ended September 30, 2012 and 2011, we recorded compensation expense of $852,000 and $922,000, respectively, related to the non-Plan options.

(d)	Summary

For the three month periods ended September 30, 2012 and 2011, compensation cost related to all stock options amounted to $303,000 and $380,000, respectively.  For the nine month periods ended September 30, 2012 and 2011, compensation cost related to all stock options amounted to $1,068,000 and $1,064,000, respectively.  As of September 30, 2012, there was $1,492,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over the next 3 ¾ years.

The weighted average grant-date fair value of all stock options granted during the nine month periods ended September 30, 2012 and 2011 was $.74 and $1.58 per share, respectively. The total grant date fair value of all stock options vested during the nine month periods ended September 30, 2012 and 2011 was approximately $605,000 and $33,000, respectively.

The fair value of each option granted during the nine month periods ended September 30, 2012 and 2011was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

The following summarizes the activity of all of our outstanding stock options for the nine month period ended September 30, 2012:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2012	8,482,848		$1.00
Granted	251,000		.82
Exercised	0		0
Canceled or expired	0		0

Outstanding at September 30, 2012	8,733,848	(A)	$1.00	7.6 years	(B)	$2,369,000

Exercisable at September 30, 2012	4,602,098		$1.32	7.0 years	(B)	$1,380,000

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

As of September 30, 2012, the exercise prices of all outstanding stock options, as well as all vested stock options, ranged from $.36 per share to $5.00 per share.

[5] Warrants

As of September 30, 2012, outstanding warrants to acquire shares of our common stock are as follows:

Exercise Price	Expiration	Number of Warrants Outstanding		Number of Warrants Exercisable
Not yet determinable	Not yet determinable	125,000	(a)	0
$.75	None	500,000	(b)	0
$.01	2015-2016	54,500	(c)	54,500
$.01	None	3,000	(d)	3,000
$5.00	None	95,000	(e)	95,000
$5.00	2016	100,000	(e)	100,000
$.01	None	60,000	(f)	60,000
$.01	2016	3,750	(g)	3,750
$1.00	None	20,500	(h)	20,500
$.44	2020	400,000	(i)	400,000
$3.75	2016	200,000	(j)	200,000
$5.00	2016	30,000	(k)	30,000
$5.00	2017	50,000	(l)	50,000
$5.00	2017	100,000	(m)	100,000
$2.50	2020	100,000	(n)	100,000
Not yet determinable	2021	1,625,000	(o)	1,625,000
		3,466,750		2,841,750

(a)	Exercisable only if we have an IPO and exercisable at the IPO price five years from IPO. Through September 30, 2012, we have not conducted an IPO.

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

(g)
During 2005, we issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share and with a ten year term. During 2006, we issued 135,849 warrants to investors along with their purchase of 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share and with a ten year term. Through September 30, 2012, an aggregate of 194,599 of these warrants have been exercised for proceeds of approximately $1,258.  There were 0 warrants exercised during the nine month period ended September 30, 2012.

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

The following summarizes the activity of our outstanding warrants for the nine month period ended September 30, 2012:
	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,466,750	$2.18
Granted	0	0
Exercised	0	0
Canceled or expired	0	0

Outstanding at September 30, 2012	3,466,750	$2.18	(A)	7.8 years	(B)	$503,000

Exercisable at September 30, 2012	2,841,750	$2.77		7.8 years	(C)	$468,000

(A)	The weighted average exercise price for warrants outstanding as of September 30, 2012 excludes 1,750,000 warrants with no determined exercise price.

(B)	The weighted average remaining contractual term for warrants outstanding as of September 30, 2012 excludes 803,500 warrants with no expiration date.

(C)	The weighted average remaining contractual term for warrants exercisable as of September 30, 2012 excludes 178,500 warrants with no expiration date.

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

Rent expense for the three month periods ended September 30, 2012 and 2011 was approximately $15,000 in each of the respective periods.  Rent expense for the nine month periods ended September 30, 2012 and 2011 was approximately $44,000 in each of the respective periods.  Rent payments required under the lease for the full years ending December 31, 2012 and 2013 amount to approximately $68,000 and $28,000, respectively.

In October 2012, we amended certain terms of our lease agreement (see Note I).

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

On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant.  During the three month periods ended September 30, 2012 and 2011, we recorded an expense of $0 for consulting services under the agreement.  During the nine month periods ended September 30, 2012 and 2011, we recorded an expense of $2,000 and $0, respectively, for consulting services under the agreement.  Cumulatively, through September 30, 2012, we have recorded $2,000 of expense for services rendered in relation to this agreement.

[4] Prototype Development Agreement

On January 28, 2011, we announced that we entered into a contract with a West Virginia remanufacturer of components for the mining and associated industrial equipment industry to develop, evaluate, manufacture and sell our IsoTorque® differential technology in mining shuttle cars.  The contract calls for us to design and build a prototype IsoTorque® unit for installation in a 21 SC model mining shuttle car. The remanufacturer will pay us $120,000 for the initial development. Upon successful completion of the prototype phase, the parties have agreed that we will sell 100% of the differential requirements for all 21 SC model mining shuttle cars remanufactured by the remanufacturer on an exclusive basis. Minimum purchase requirements will be established after the first anniversary of the agreement.  During the first quarter of 2012, we recorded $60,000 in revenue upon the completion of the second milestone.  In the three and nine month periods ended September 30, 2012, we recorded $0 and $60,000 in revenue related to this contract.  Through September 30, 2012, we have recorded a total of $90,000 in revenue associated with this agreement.

NOTE I — SUBSEQUENT EVENT

Effective October 24, 2012, we amended certain terms of the lease for our manufacturing and executive office facility in Rochester, New York.  The primary changes that were made include a two-year extension of the current lease originally set to expire as of May 31, 2013 at the same rent rate, and the addition of two three-year renewal options with a 10% rate increase at each subsequent renewal period.  These renewal options replace the previous renewal options of three five-year renewal periods which had incorporated 15% rate increases at each subsequent renewal period.

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

(B) Current Status of Business Plan and Ongoing Projects

During the third quarter of 2012, we continued to make good progress toward optimizing the designs and productizing our two key technologies.  The following summarizes the current status of the development efforts for our IsoTorque® differential and our Torvec hydraulic pump.

IsoTorque Differential – During the third quarter of 2012, we cut newly designed gears and assembled prototype differentials to test the final design of the base model IsoTorque differential that has been redesigned to improve overall strength, durability and performance.  Test results have been informative and we are making some final process changes to enhance the IsoTorque’s durability even further.  In September 2012, we provided one of these new prototype differentials to a Camaro racing team for a national auto race held in Wisconsin.  The feedback we received from the racing team was outstanding, with a statement that credited the IsoTorque differential with helping the racing team achieve a Top 3 finish with an overall lap time improvement of more than one second per lap, as well as having set a new course record in its class for a single lap.  These results are in line with our previous experiences.  During the third quarter of 2012, we began ordering raw materials and components to have in stock for the manufacture of differentials for the aftermarket.  We are planning to be in a position to begin building an inventory of rear-wheel drive differentials initially for two model platforms (for certain Corvette and Camaro models) that will be marketed and sold in the aftermarket starting in the fourth quarter this year.

Our marketing plan has been set and we feel there is growth potential in the aftermarket.  Over the past several months, we have attended small, targeted trade shows where we have seen some very favorable initial results with the receipt of more than 25 sales orders for IsoTorque differentials to aftermarket customers with delivery and payment to be made as soon as possible. We are also preparing our recently upgraded website with “shopping cart” functionality for future customers to place orders for IsoTorque differentials.  We believe that our efforts in the aftermarket will assist our transition into the OEM (Original Equipment Manufacturer) market by proving our performance and safety advantages in the real world.

Following the completion of the IsoTorque for the initial entry into the aftermarket, we will be working on completing additional designs of front and rear-wheel drive differentials that we will test and market to certain OEMs.  We are expecting to be able to deliver prototypes for rear-wheel drive differentials to certain OEMs for them to test in specific model platforms during the fourth quarter of 2012 or the first quarter of 2013.  We will also be continuing to develop the design of our differential for front-wheel drive applications during 2013.  We believe that this could create a very significant breakthrough in front-wheel drive technology.

Through our China sales agent, we continue to work to develop relationships with two prominent Chinese auto manufacturers who have expressed interest in our IsoTorque differential design.  We have signed Non-Disclosure Agreements (NDAs) that will allow us to explore opportunities which will advance our technology and products further and faster into the world’s largest market.

In addition to the automotive sector, we continue to market into off-highway markets such as mining and construction.  In January 2011, we entered into development contract with a West Virginia remanufacturer of components for mining and associated industrial equipment to develop an IsoTorque differential prototype to demonstrate its feasibility to alleviate steering problems associated with mining shuttle cars.  The contract calls for us to jointly evaluate the performance and durability of the prototype units and upon successful evaluation, to build and sell IsoTorque differentials to our customer for incorporation in 21 SC mining cars it remanufactures for the mining industry.  If the prototype test is successful, the contract calls for us to furnish the remanufacturer with all of their differential requirements during the three year contract term, as mutually extended.  During the first quarter of 2012, we shipped two prototype IsoTorque differentials to our customer and we are waiting for them to be installed and tested in a vehicle.  Due to a slowdown in the mining industry, the testing of our prototype has been delayed longer than anticipated.  We are now hopeful that the testing will take place sometime during the first half of 2013.  Based on the results of the test installation, which could take up to six months or longer in a mining application, we anticipate that the customer will place a production order for these differentials.

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

Over the past several months, we have gone through a drastic redesign to improve the overall performance of our pump while maintaining the significant advantages we have in size and weight.  During the second quarter of 2012, we completed the redesign phase and have placed orders with suppliers for new components to be assembled into two prototype units.  During the third quarter of 2012, we made adjustments to the design of certain components, and we have completed the assembly of the two prototypes.  We are expecting to test these units with a technology leader in the fluid power industry during the fourth quarter of 2012.  Based upon the test results and after implementing a redesign to integrate what we learn during testing, we are planning to begin marketing this product to potential customers.  We are also working on additional patents as a result of some engineering breakthroughs in our redesign.

The development of our new pump design has taken on added significance in light of recently issued U.S. Government emissions regulations for off road diesel engines that will take effect in the near future.  These regulations will require diesel engines to pollute less.  To help achieve these new standards, companies are attempting to run the diesel engines, and thus their hydraulic pumps, at lower rotational speeds. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in rotational speed.  Among other advantages, the unique technology of the Torvec hydraulic pump allows a larger displacement pump to fit into the same or smaller footprint than that of existing pumps.  This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

Our basic plan of operation for the next 12 months is as follows:

1) to implement a strategy to sell IsoTorque differentials into the aftermarket, through both a distributor network and direct sales to end users;

2) to design, build and provide IsoTorque differentials to domestic and foreign OEMs, to engage with manufacturers in the performance and durability evaluation of our IsoTorque in rear-wheel and front wheel drive applications, and to market the IsoTorque to manufacturers for use in their future vehicle platforms, including automotive and truck fleets;

3) to design and build prototype units of our IsoTorque differential for off-road uses, such as integration in the drive wheel assemblies of 21 SC mining shuttle cars under a development contract we have with a remanufacturer of mining and associated industrial equipment.  In addition, we will be looking at other off-road applications;

4) to develop non-automotive applications for our unique gear technology and extend our market penetration; and

5) to enhance the design, build prototype units, and evaluate the operating performance and efficiencies of our hydraulic pump for commercial and industrial applications and to market the Torvec hydraulic pump to industrial users of hydraulic pumps and associated manufacturers.

In addition to the activities to be undertaken by us to implement our plan of operation detailed above, we may expand our marketing activities depending upon future circumstances and developments. Information regarding the Company and all of our inventions, including regular updates on technological and business developments, can be found on our recently upgraded website, www.torvec.com.

(C) Company Revenue and Expenses

Three Month Periods Ended September 30, 2012 and 2011

No revenue or gross profit was generated during either of the three month periods ended September 30, 2012 or September 30, 2011.

Research and development expenses for the three months ended September 30, 2012 amounted to $315,000 as compared to $198,000 for the comparable period in 2011.  Non-cash stock-based compensation expense attributable to stock options and warrants for the three months ended September 30, 2012 was $42,000, compared with $0 for the three months ended September 30, 2011, resulting primarily from option grants made to the engineering team in the latter part of 2011 and early 2012.  Excluding the non-cash stock-based compensation expense, research and development expenses for the three month period ended September 30, 2012 amounted to $273,000, an increase of $75,000, or 38%, from $198,000 recorded in the same period in 2011.  The increase in 2012 was attributable to higher costs for parts and materials associated with the development testing of both the IsoTorque differential and the Torvec hydraulic pump, and higher payroll costs, offset in part by lower expenses for contributed shareholder services.

General and administrative expense for the three months ended September 30, 2012 amounted to $553,000 compared to $708,000 for 2011.  Non-cash stock-based compensation expense attributable to stock options and warrants for the three months ended September 30, 2012 was $261,000, a decrease of $120,000 from $381,000 for the three months ended September 30, 2011 that primarily resulted from the completion of expensing for certain options that had met their vesting milestones during 2012.  Excluding the non-cash stock-based compensation expense, general and administrative expense for the third quarter of 2012 amounted to $292,000 compared to $327,000 in 2011.  The decrease of $35,000, or 11%, resulted from lower expenses for contributed shareholder services, and lower patent and legal costs, offset in part by higher payroll costs

The loss from operations for the three month period ended September 30, 2012 was $868,000, compared with a loss from operations in 2011 of $906,000.  The change in other income from $0 in 2011 to $3,000 in 2012 was primarily a result of higher interest income from higher cash balances.  In the third quarter of 2011, we recorded a value of $812,000 for the issuance of warrants to Class C Preferred shareholders, as a result of the combined issuance of Class C Preferred stock with associated warrants. In conjunction with the issuance of 16,250,000 shares of Class C Preferred stock in the third quarter of 2011, we recorded a non-cash beneficial conversion feature of $5,589,000. Preferred stock dividends amounted to $66,000 and $67,000 in 2012 and 2011, respectively.

The net loss attributable to common stockholders for the three month period ended September 30, 2012 was $931,000 as compared to a net loss for the same period in 2011 of $7,374,000.  The weighted average diluted common shares outstanding amounted to 45,716,000 and 45,700,000 for the three month periods ended September 30, 2012 and 2011, respectively.  Diluted net loss per common share for each of the three month periods ended September 30, 2012 and 2011 was $.02 and $.16, respectively.

Nine Month Periods Ended September 30, 2012 and 2011

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

Revenue for the nine month period ended September 30, 2012 was $60,000, compared with $30,000 for the nine month period ended September 30, 2011.  The revenue that was generated in each period resulted from the completion of separate milestones on a prototype development contract for a mining car differential.  The cost of goods sold in 2012 was $45,000, or 75% of revenue, compared with $17,000 in 2011, or 57% of revenue.  Gross profit for the nine month period ended September 30, 2012 was $15,000, or 25%, compared with $13,000, or 43% in the comparable period in 2011.

Research and development expenses for the nine months ended September 30, 2012 amounted to $795,000 as compared to $616,000 for the comparable period in 2011.  Non-cash stock-based compensation expense attributable to stock options and warrants for the nine months ended September 30, 2012 was $102,000, compared with $0 for the nine months ended September 30, 2011, resulting primarily from option grants made to the engineering team in the latter part of 2011 and early 2012.  Excluding the non-cash stock-based compensation expense, research and development expenses for the first nine months of 2012 amounted to $693,000, an increase of $77,000, or 13%, from 2011.  Higher costs for outside consulting and payroll, increased spending on materials and parts for development testing, and higher expenses for various supplies and computer equipment in 2012 were offset by a lower expense for contributed shareholder services.

General and administrative expense for the first nine months of 2012 amounted to $1,885,000 compared to $1,980,000 for 2011.  Non-cash stock-based compensation expense attributable to stock options and warrants for the nine months ended September 30, 2012 was $966,000, a decrease of $98,000 from $1,064,000 for the nine months ended September 30, 2011 that primarily resulted from the completion of expensing for certain options that had met their vesting milestones during 2012, offset in part by an expense recorded for the 2012 shareholder-approved modification of expiration terms for options that had been previously granted to certain directors on our board.  Excluding the non-cash stock-based compensation expense, general and administrative expense for the first nine months of 2012 amounted to $919,000 compared to $916,000 in 2011.  Increases in payroll costs and office and computer supplies were offset by lower expenses for contributed shareholder services and lower accounting-related fees.

The loss from operations for the first nine months of 2012 was $2,665,000, compared with a loss from operations in 2011 of $2,583,000.  Other income for 2012 was $36,000, compared with other income of $2,000 in 2011, an increase of $34,000 that resulted primarily from a $22,000 gain on the sale of a fixed asset and higher interest income from higher cash balances.  In 2011, we recorded a value of $812,000 for the issuance of warrants to Class C Preferred shareholders, as a result of the combined issuance of Class C Preferred stock with associated warrants. In conjunction with the issuance of 16,250,000 shares of Class C Preferred stock in 2011, we recorded a non-cash beneficial conversion feature of $5,589,000.  Preferred stock dividends amounted to $200,000 and $203,000 in 2012 and 2011, respectively.

The net loss attributable to common stockholders for the nine month period ended September 30, 2012 was $2,829,000 as compared to a net loss for the same period in 2011 of $9,185,000.  The weighted average diluted common shares outstanding amounted to 45,709,000 and 45,696,000 for the first nine months of 2012 and 2011, respectively.  Diluted net loss per common share for each of the nine month periods ended September 30, 2012 and 2011 was $.06 and $.20, respectively.

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

As of September 30, 2012, cash and cash equivalents totaled $4,206,000, a decrease of $1,733,000 from the beginning of the year.  During the nine months ended September 30, 2012, we used $1,628,000 of cash in operating activities, an increase of $170,000 over the same period in 2011.  A reported net loss of $2,629,000 for the first nine months of 2012, offset in part mainly by non-cash stock-based compensation of $1,068,000, resulted in cash used in operating activities amounting to $1,628,000 for the nine month period ended September 30, 2012.   In 2011, a reported net loss of $2,581,000, offset in part mainly by $1,289,000 of non-cash stock-based compensation and stockholder contribution of services, resulted in cash used in operating activities of $1,458,000 for the nine months ended September 30, 2011.

We used a net of $46,000 in cash for investing activities in the first nine months of 2012, including $68,000 for the purchase of capital assets, offset in part by cash generated from the sale of a fixed asset. During the first nine months of 2012, we also entered into a promissory note for approximately $154,000 for the purchase of various fixed assets and supplies.  During the first nine months of 2011, we used $3,000 in cash for investing activities to purchase fixed assets.

During the nine month period ended September 30, 2012, we used $59,000, for financing activities, primarily as a result of payments on outstanding notes payable.  During the first nine months of 2011, we generated $6,486,000 from financing activities, primarily as a result of our private placement of Series C Voting Preferred Stock for gross proceeds of $6,500,000.

During the nine month period ended September 30, 2012, we issued 15,328 shares of common stock related to the conversion of 10,000 shares of Preferred B stock and related accrued dividends.  During the nine month period ended September 30, 2011, we issued a total of 14,721 shares of common stock related to the conversion of 6,250 shares of Preferred A stock and certain accrued dividends.

Current Cash Outlook

For the period from September 1996 (inception) through September 30, 2012, we have accumulated a deficit of $62,328,000.  At September 30, 2012 we have stockholders’ equity of $4,016,000, current liabilities of $544,000 and working capital of $3,721,000.  We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations.  In September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new class of preferred stock.  The proceeds from this transaction are being used to support the ongoing development and marketing of our core technologies and product initiatives.  Presently, we anticipate that our operating cash requirements for the full year of 2012 will be in the range of approximately $2,200,000.  In addition, we are expecting to spend approximately $100,000 on capital expenditures for the development of in-house testing equipment and approximately $100,000 on payments to reduce notes payable balances during the full year of 2012.  We believe that based upon our current cash position and the current outlook for our business operations, we have sufficient cash to continue operations through September 30, 2013.

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

Not Applicable.

Item 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of September 30, 2012, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(15)	Letter re: unaudited interim financial information

None.

(18)	Letter re change in accounting principles

None.

(19)	Report furnished to security holders
None.

(22)	Published report regarding matters submitted to vote of security holders

None.

(23)	Consents of experts and counsel

None.

(23.1)	Registered independent accounting firm consent

None.

(24)	Power of attorney

None.

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications – CEO

(31.2)	Rule 13(a)-14(d)/15(d)-14(d) Certifications – CFO

(32)	Section 1350 Certifications

(99)	Additional exhibits

(100)	XBRL-related documents

(101)
The following materials from Torvec, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2012 and 2011 and for the period from September 25, 1996 (Inception) through September 30, 2012, (ii) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2012 and 2011, and for the period from September 25, 1996 (Inception) through September 30, 2012 and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORVEC, INC.

Date: November 2, 2012	By:	/s/ Richard A. Kaplan
Richard A. Kaplan Chief Executive Officer

Date: November 2, 2012	By:	/s/ Robert W. Fishback
Robert W. Fishback Chief Financial Officer and Principal Accounting Officer