Form 10-K
period 2012-12-31
TORVEC INC
filed 2013-03-08
CIK 1063197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended DECEMBER 31, 2012
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $31,750,000.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 28, 2013-------45,715,727.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the June 19, 2013 Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

TORVEC, INC.
(A Development Stage Company)

TABLE OF CONTENTS
PAGE
PART I

Item 1. Business	5

Item 1A. Risk Factors	9

Item 1B. Unresolved Staff Comments	12

Item 2. Properties	12

Item 3. Legal Proceedings	12

Item 4. Mine Safety Disclosures	12

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13

Item 6. Selected Financial Data	18

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	25

Item 8. Financial Statements and Supplementary Data	26

Reports of Independent Registered Public Accounting Firms	27

Consolidated Balance Sheets as of December 31, 2012 and 2011	29

Consolidated Statements of Operations for each of the years in the Two-Year Period Ended December 31, 2012 and for the Period from September 25, 1996 (Inception) through December 31, 2012	30

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the Period from September 25, 1996 (Inception) through December 31, 2012	31

Consolidated Statements of Cash Flows for each of the years in the Two-Year Period Ended December 31, 2012 and for the Period from September 25, 1996 (Inception) through December 31, 2012	43

Notes to Consolidated Financial Statements	45

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	72

Item 9A. Controls and Procedures	72

Item 9B. Other Information	73

PART III

Item 10. Directors, Executive Officers and Corporate Governance	74

Item 11. Executive Compensation	74

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74

Item 13. Certain Relationships and Related Transactions, and Director Independence	74

Item 14. Principal Accountant Fees and Services	74

PART IV

Item 15. Exhibits, Financial Statement Schedules	75

SIGNATURE PAGE	80

EXHIBIT INDEX	81

Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101

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

Presently, we are actively working to develop and commercialize our IsoTorque Differential and our Torvec Hydraulic Pump.  A third technology, our Vehicle Steer-Drive, is another potential opportunity that we expect to more fully develop in the future.  Each of these technologies is summarized as follows:

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

The Torvec Hydraulic Pump

The Torvec hydraulic pump is a revolutionary departure from traditional axial piston pump designs.  It features a non-rotating cylinder block, unique valving, and the capability to provide reversible flow direction. The Torvec hydraulic pump provides greater power density than existing hydraulic pumps due to its compact and lightweight design.  In addition, the Torvec hydraulic pump operates at well under 500 RPM without cogging (jumping or shuddering), providing an advantage over existing pump technology.

As compared to existing axial piston pumps, the Torvec hydraulic pump, by reducing parasitic losses and increasing efficiency, should reduce fuel usage of commercial equipment.  The pump is currently being designed with a series of enhancements to increase its marketability beyond automotive applications, specifically the mobile and commercial pump industries.

The Vehicle Steer-Drive

Our vehicle Steer-Drive is a unique mechanism that enables tracked vehicles to steer like a car.   Traditional tracked vehicles are steered by changing the relative speeds of the two tracks. For example, when moving straight forward, both tracks are moving at the same speed; when turning, the inside track slows down while the outside track speeds up proportionately. The vehicle turns in the direction of the slower track. Traditional steering systems combine the functions of driving forward and steering, which limits most tracked vehicles to less than 20 mph.  The steering mechanism separates the mechanical function of driving the vehicle forward from the steering. This separation enables the vehicle to attain relatively high speeds (up to 50 mph), while providing enough torque to steer the vehicle. The two functions operate independently and simultaneously. The Steer-Drive also eliminates vehicle wander that can occur with traditional hydrostatic steering systems.

Other features that set the Steer-Drive system apart from traditional tracked vehicle steering systems include its mechanical simplicity, relatively low cost, and its functional and performance benefits (smooth turning and true pivot turning on vehicle center).  We have used it successfully in tracked vehicles ranging from 5,000 lbs. – 22,000 lbs. and at speeds from 25 – 50 mph. The latest innovation to the Steer-Drive is the incorporation of our IsoTorque® differential.  The addition of the IsoTorque prevents track spin up, much like it does for wheeled vehicles.

(B) Competition, Industry and Market Acceptance

We believe that our technology is superior to similar products manufactured in the worldwide automotive and off-highway industries and in many instances represents a true paradigm shift with respect to presently known technology. However, through December 31, 2012, we have not generated significant revenues from operations. It has taken us more time than anticipated to develop our products so that our technologies are ready for commercialization, mainly due to inadequately prioritizing the development of our technologies in past years, as well as establishing high tolerance criteria to ensure that any product we produce will be world class.  Since the change in management in the latter part of 2010, we have been much more narrowly focused on the development projects we’re working on, as well as the priority associated with each.

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

As the result of recent initiatives, we are currently working with a number of domestic and foreign enterprises with respect to both our IsoTorque® differential and our Torvec hydraulic pump technologies. (Refer to the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” under the caption, “Current Status of Business Plan and Ongoing Projects.”)

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

We currently hold numerous patents and have numerous patent applications in process, including patents and applications in various countries including the United States, Australia, Canada, Europe, Japan, China, India and South Korea. These patents and applications cover all of our technologies.

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

Trademarks are an important aspect of our business. The following are registered trademarks of ours: Torvec® and IsoTorque®.

(D) Website

Our website address is www.torvec.com.  During 2012, we enhanced the site to make it easier to navigate and to improve user-friendliness.  We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports, available on the investor information portion of our website. The reports are free of charge and are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. We have posted our Corporate Governance guidelines, Board committee charters and code of ethics to the investor information portion of our website. This information is available in print to any shareholder upon request. All requests for these documents should be made to our chief financial officer by calling (585) 254-1100.

(E) Executive Officers

Our executive officers as of December 31, 2012 were as follows:

Richard A. Kaplan, age 67, has served as chief executive officer and as a director since September 30, 2010.   From 2000 to 2010, Mr. Kaplan was the chief executive officer of Pictometry International Corp., a rapidly growing visual information systems company that experienced exponential growth under his leadership.  Previously, Mr. Kaplan led and developed a number of other successful businesses in industries including retail floor covering, advertising and marketing, computer software, real estate development and human resource development.

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

Mr. Kaplan’s business success and contributions within the community have been recognized by multiple awards, including the prestigious Herbert W. Vanden Brul Entrepreneurial Award presented by RIT’s E. Philip Saunders College of Business in April 2007.  Mr. Kaplan was also designated the “Businessperson of the Year” in 2007 for his accomplishments at Pictometry. In 2012, he was inducted into the Rochester Business Hall of Fame.

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

Keith E. Gleasman, age 65, is a co-founder of the Company and has served as president and as a director since the company’s inception on September 26, 1996.  In October 2010, he was also appointed as vice president of marketing.  From 2005 to 2010 he also held the title of chief technology officer.  From 1985 to 1988, Mr. Gleasman was the vice president of sales for the Power Systems Division at Gleason Works.

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

Mr. Gleasman earned his B.S. degree from Ashland University in Ashland, Ohio.

Robert W. Fishback, age 56, has served as chief financial officer and principal accounting officer since October 18, 2010.  In October 2010, he was also appointed as corporate secretary.  From September 2009 to October 2010, Mr. Fishback was the sole proprietor of his own financial consulting business, including consulting services he provided to the Company from July 2010 until he was hired by the Company in October 2010.  From 1999 to 2009, he served as vice president - finance, chief financial officer and treasurer of Ultralife Corporation.  Previously, he served as controller – shared services at ITT Industries, Inc., director – corporate accounting at Goulds Pumps, Inc., and in various corporate financial management positions at Frontier Corporation.  He spent three years in public accounting with Deloitte & Touche LLP prior to joining the private sector in 1983.

Mr. Fishback is a CPA with an MBA in finance from SUNY - Buffalo.  His undergraduate degree in accounting is from Grove City College.

William Mark McVea, 54 joined the Company in March 2012 as chief technology officer, and on February 28, 2013 he was designated as a named executive  officer by the Company’s board.  He is known as one of the world’s foremost drive-train and gear technology experts.  Prior to Torvec, Dr. McVea was president and principal engineer of KBE+, Inc. an international engineering consultancy firm. The primary focus of KBE+ was automotive powertrain and mechanical power transmission design, development, analysis, test and manufacture.  Prior to KBE+, Dr. McVea worked for numerous companies and in numerous capacities within the automotive industry, as well as in vehicle design for the construction, agricultural and off-highway market-spaces. His experience base in gear and mechanical systems is extensive and well recognized within the industries. Dr. McVea also continues to teach both at professional development seminars throughout the world. Although KBE+ remains a successful entity, Mark purposely left to become CTO of Torvec based in part on the strength of the technology and the expertise of the core team of people.

Dr. McVea received his Ph.D. in engineering from Purdue University and his B.S. degree in mechanical engineering from the Rochester Institute of Technology.

(F) Employees

As of December 31, 2012, we employed a total of 11 permanent and temporary employees, 6 of which are primarily devoted to research and development, and 5 mainly involved with sales, marketing and administration. All are employed in the U.S.  None of our employees is represented by a labor union.

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

We are not required to meet certain quantitative and qualitative listing standards established by stock exchanges for the protection of investors. The market for our common stock is extremely limited, meaning that at any time and from time to time, there may not be enough sellers in the market to fill purchase orders and/or enough buyers in the market to fill sell orders for transactions where a given price is stipulated (i.e. “limit orders”). Such orders, therefore, may expire unfilled. Our common stock is volatile, meaning that purchase and/or sell orders for a numerically small number of shares (e.g. 500) may have a disproportionate positive or negative impact on the trading price at any time during any given trading day but especially, during the first and the last half-hour of trading.  The market for our common stock is disproportionately influenced by market makers (i.e. broker/dealers) who agree to buy a limited number of our common shares [e.g. 500 share blocks] during the course of a given trading day at various specified prices [the “bid”]) who may negatively affect the trading price by periodically “lowering the bid” for our common stock without regard to company performance and/or disclosure of material events regarding our activities.

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

As of December 31, 2012, we have been authorized to issue up to 400,000,000 shares of our common stock, of which a total of 75,433,327 shares are outstanding or are reserved for future issuance due to the exercise of outstanding stock options, warrants or the conversion of preferred stock.  As a result, our board has the authority to approve the issuance of an additional 324,556,673 common shares or potentially dilutive common shares without the requirement to obtain shareholder approval.  In the future, we may need to raise additional capital through the issuance of equity securities to finance our operations.  In 2010, we raised $2,189,000 from various private placements of our common stock and in 2011 we raised $6,394,000 in net proceeds from a private placement of a new series of voting convertible preferred stock to fund our business. Such issuances of stock have resulted in substantial dilution to our shareholders, and such dilution may continue if we are required to finance our business with additional sales of our stock.  Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock.

The exercise of our outstanding options and warrants and conversion of our preferred stock may depress our stock price.

As of December 31, 2012, we had outstanding stock options and warrants to purchase an aggregate of 12,315,600 shares of our common stock at exercise prices ranging from $.01 to $5.00 per share. In addition, we had 17,402,000 shares of preferred stock (including the impact of accrued dividends) with stated values ranging from $.40 to $.50 per share, convertible into shares of our common stock at a 1:1 ratio. To the extent that these securities are converted into common stock, dilution to our stockholders will occur, which may result in a decrease in the market price of our common stock.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.  PROPERTIES

Since September 14, 2007, we have occupied facilities located at 1999 Mount Read Blvd., Rochester, New York. The facility consists of approximately 13,650 sq. ft., with executive and engineer offices, conference rooms, manufacturing and assembly space, automotive bays, testing and lift facilities and approximately thirty acres of land suitable for vehicle testing and demonstration. On April 29, 2008, we executed a five and one-half year lease for the premises (with a December 1, 2007 lease commencement date) providing for rent to be paid at a rate of $5,687 per month ($68,244 per annum) and in addition, requiring us to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. Under the lease, monthly rental payments commenced June 1, 2008. The lease contained three 5-year renewal options and grants an option to lease up to approximately 6,319 sq. ft. of additional adjacent manufacturing and assembly space.  Effective October 24, 2012, we amended certain terms of the lease.  The primary changes that were made include a two-year extension of the current lease originally set to expire as of May 31, 2013 at the same rent rate, and the addition of two three-year renewal options with a 10% rate increase at each subsequent renewal period.  These renewal options replace the previous renewal options of three five-year renewal periods which had incorporated 15% rate increases at each subsequent renewal period.

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

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) Market Information

Effective September 23, 1998, the Company’s $.01 par value common stock, as a class, was registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. As a result, effective January 21, 1999, our common stock became eligible for trading. We have approximately 8 market makers for our common stock.

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

2012	High	Low
1st Quarter	$0.96	$0.82
2nd Quarter	$1.05	$0.75
3rd Quarter	$0.99	$0.80
4th Quarter	$0.86	$0.62

2011	High	Low
1st Quarter	$1.84	$1.01
2nd Quarter	$1.17	$0.73
3rd Quarter	$1.40	$0.70
4th Quarter	$1.20	$0.83

(B) Holders of Common Stock

As of December 31, 2012, we had approximately 400 shareholders of record and an estimated 3,800 beneficial owners of our common stock. As of December 31, 2012, we had 45,715,727 common shares issued and outstanding.

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

(D) Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2012

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	8,885,516	(1)	$0.94		1,818,000
Equity compensation plans not approved by security holders	1,789,834	(2)	$2.14	(3)	None

Total	10,541,350		$1.13		1,818,000

(1)
Represents the aggregate number of common stock options outstanding under our 1998 Stock Option Plan and the 2011 Stock Option Plan, as well as  stock options granted to our chief executive officer, chief financial officer, certain retired directors, and nonmanagement directors.  The 1998 Plan was terminated effective May 28, 2008 as to the grant of future options thereunder.

(2)
Represents common stock options granted and warrants issued to certain business, engineering, financial, governmental affairs and technical consultants.  See Note H to our financial statements for details.

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

Since its designation in March 2002, we have sold an aggregate 765,512 shares of Class A Preferred for proceeds of approximately $3,062,000. No Class A Preferred shares were sold during the years ended December 31, 2012 and 2011.

Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 189,750 Class A Preferred into our common stock (on a one to one basis) through December 31, 2012, with 0 and 6,250 Class A Preferred converted in the years ending December 31, 2012 and 2011, respectively.

For the year ended December 31, 2012, we settled 0 Class A Preferred dividends.  For the year ended December 31, 2011, we settled Class A Preferred dividends amounting to approximately $12,000 through the issuance of 3,050 shares of common stock.  Since its inception in March 2002 through December 31, 2012, we have settled an aggregate Class A Preferred dividend amounting to approximately $242,000 through the issuance of 11,339 Class A Preferred shares and 100,924 common shares.

At December 31, 2012, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends.  The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $1,788,000 at December 31, 2012.  In the event of a liquidation, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.  The value of the Class A Preferred shareholders’ liquidation preference was approximately $1,788,000 and $1,558,000 at December 31, 2012 and 2011, respectively.  In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

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

Since its designation in September 2004, we have sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500.  No Class B Preferred shares were sold during the years ended December 31, 2012 and 2011.

Since its designation, Class B Preferred shareholders have converted an aggregate 30,000 Class B Preferred into our common stock (on a one to one basis) through December 31, 2012, with 10,000 and 0 Class B Preferred shares converted in the years ending December 31, 2012 and 2011, respectively.

Through December 31, 2012, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. For the year ended December 31, 2012, we settled Class B Preferred dividends amounting to approximately $27,000 through the issuance of 5,328 shares of common stock.  For the year ended December 31, 2011, we settled 0 Class B Preferred dividends.  Cumulatively through December 31, 2012, we have issued 35,431 restricted common shares in payment of Class B dividends amounting to approximately $51,000, based on the market value of our stock at the time of conversion.

At December 31, 2012, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $251,000.   In the event of a liquidation, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.  The value of the Class B Preferred shareholders’ liquidation preference, including the stated value of the Class B Preferred shares, was $251,000 and $243,000 at December 31, 2012 and 2011, respectively.  In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

The associated warrants have a ten (10) year term and are immediately exercisable for 1,625,000 shares of common stock.  The warrants are exercisable, at the holder’s election, for shares of the Company’s common stock in either a cash or cashless exercise. The warrants have an exercise price equal to the greater of (i) $0.01 or (ii) eighty percent (80%) of the volume weighted average sale price per share of our common stock during the ten (10) consecutive trading days immediately preceding the notice of exercise.  The number of warrants and exercise price are subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock.  We estimated a value of $.50 per warrant, or a total of approximately $812,000, using a weighted average of assigned probabilities for various gain scenarios at certain price points based on expected volatility.  As a result of the combined issuance of the Class C Preferred stock with the associated warrants, we reflected a non-cash distribution on the Class C Preferred shares for the warrants issued in our condensed consolidated statements of operations in 2011.  (See Note H[12](o).)

In conjunction with the issuance of the 16,250,000 shares of Class C Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis.  We compared the fair value of our common stock on the date of issuance with the effective conversion price after allocation of the proceeds to the related warrants, and determined that the value of the non-cash beneficial conversion feature is approximately $5,582,000, which is reflected in our condensed consolidated statements of operations for the year ended December 31, 2011 as an adjustment to arrive at the net loss attributable to common stockholders.  (See Note H[12](o).)

For the years ended December 31, 2012 and 2011, no Class C Preferred shareholders have converted shares of Class C Preferred into common stock.  At December 31, 2012, there were 16,250,000 shares of Preferred C stock outstanding.  The value of the Class C Preferred shareholders’ liquidation preference was $6,500,000 at December 31, 2012.

(F) Reports to Shareholders

We furnish our shareholders with an annual report containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law. We comply with periodic reporting, proxy solicitation and certain other requirements of the Securities Exchange Act of 1934.

(G) Transfer Agent and Registrar

Continental Stock Transfer & Trust Company has been appointed as our Transfer Agent and Registrar for our common stock and for our preferred stock.  Continental’s mailing address is 17 Battery Place, New York, New York 10004, and the main telephone number is (212) 509-4000.

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

We are continuing to make progress toward optimizing the designs and productizing our two key technologies, although the process has been taking longer than we had expected.  The following summarizes the current status of the development efforts for our IsoTorque® differential and our Torvec hydraulic pump.

IsoTorque Differential –

During 2012, we made tremendous strides toward enhancing the design of the IsoTorque differential, and acquiring a significantly greater understanding of the technology.  Through the addition of tooling, equipment, software and personnel, we improved our design cycle and developed testing protocol to gain information that we previously have not had.  Our testing procedures have become much more structured and defined, and we are taking the necessary steps to develop a quality product.

We have focused our efforts during 2012 toward developing a rear-wheel drive differential for two model platforms (for certain Corvette and Camaro models) that will be marketed and sold in the aftermarket.  During the fourth quarter, we began to order materials to begin building raw material inventory for production that we expected to start in the fourth quarter of 2012.  However, due to some testing results that we are not yet satisfied with, we are still working to improve our high-impact durability with the IsoTorque.  Although we are now at a point where we feel there will be no problems under “normal” use, we are not the best we can be. We feel that if we are going to be a world class company, our product has to be world class in every way. For that reason, we have decided not to begin to ship our differentials until we are completely satisfied with the product.  While we are confident that there is nothing in the marketplace that can compete with the IsoTorque’s performance and safety, we must also make it the most dependable.

In anticipation of our ability to succeed, during 2012 we began efforts to sell the IsoTorque differential into the automobile aftermarket.  With limited effort, we have received orders for approximately 40 units for high powered Corvettes and Camaros. This along with feedback we have received makes us confident that we have a very saleable product.

In the meantime, we continue to have a great deal of interest from many companies.  During the fourth quarter of 2012, we sent two IsoTorques to a large OEM for baseline comparison testing for performance along with other differentials. This particular OEM is also waiting for our improved design to start their platform testing.

As soon as we complete our work on the present IsoTorque incarnation, we expect to begin designing an IsoTorque for front-wheel drive vehicles, as well as other sizes of differentials for additional rear-wheel drive applications.  We believe that our IsoTorque design could create a very significant breakthrough in front-wheel drive technology.

In January 2013, after many months of discussions, we entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd. (“BAIC”).  Under the agreement, BAIC will pay us to manufacture a number of prototypes of our IsoTorque differential for one of BAIC’s anticipated future car models.  Torvec will supply BAIC with these prototypes for its evaluation and testing.  This is a great opportunity for Torvec to work with an established auto manufacturer in the world’s largest automotive market.

In addition to the automotive sector, we continue to market into off-highway markets such as mining and construction.  In January 2011, we entered into development contract with a West Virginia remanufacturer of components for mining and associated industrial equipment to develop an IsoTorque differential prototype to demonstrate its feasibility to alleviate steering problems associated with mining shuttle cars.  The contract calls for us to jointly evaluate the performance and durability of the prototype units and upon successful evaluation, to build and sell IsoTorque differentials to our customer for incorporation in 21 SC mining cars it remanufactures for the mining industry.  If the prototype test is successful, the contract calls for us to furnish the remanufacturer with all of their differential requirements during the three year contract term, as mutually extended.  During the first quarter of 2012, we shipped two prototype IsoTorque differentials to our customer, who is planning to install and test them in a vehicle.  However, due to a significant slowdown in the mining industry, the testing of our prototype continues to be delayed longer than anticipated.  We are hopeful that the testing will take place sometime during the first half of 2013, depending on market conditions.  Based on the results of the test installation, which could take up to six months or longer in a mining application, we are hopeful that the customer will place a production order for these differentials.

Torvec Hydraulic Pump –

During 2012, we invested in software, test equipment and personnel to enhance our development efforts.  During the year, we went through a drastic redesign of the Torvec Hydraulic Pump to improve the overall performance of our pump while maintaining the significant advantages we have in size and weight.  In the fourth quarter of 2012, we completed the assembly of two newly redesigned prototypes.  We built our own testing facility for initial testing, which would have otherwise taken place at a third party testing facility, and we are pleased with the test results we have achieved to date.  Based on the test results and the guidance of hydraulics expert, Mr. Thomas J. Labus who was elected to Torvec’s board of directors in December 2012, we are now working on the next prototype design, which is expected to be completed during the second quarter of 2013.  We hope to go to our independent testing facility for full testing within the next 6 to 9 months. Depending on the test results, we are targeting to begin marketing this product to potential customers later in 2013.  We are also working on additional patents as a result of some engineering breakthroughs in our redesign.

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

The key elements of our operating plan for the next 12 months are as follows:

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

3) to work with potential customers of our IsoTorque differential for off-road uses, including the IsoTorque’s integration in the drive wheel assemblies of 21 SC mining shuttle cars under a development contract we have with a remanufacturer of mining and associated industrial equipment.  In addition, we will continue to look at other off-road applications;

4) to develop non-automotive applications for our unique gear technology and extend our market penetration; and

5) to enhance the design, build prototype units, and evaluate the operating performance and efficiencies of our hydraulic pump for commercial and industrial applications and to begin to market the Torvec hydraulic pump to industrial users of hydraulic pumps and associated manufacturers.

In addition to the activities to be undertaken by us to implement our plan of operation detailed above, we may expand our marketing activities depending upon future circumstances and developments. Information regarding the Company and all of our inventions, including regular updates on technological and business developments, can be found on our recently upgraded website, www.torvec.com.

(C) Company Revenue and Expenses

Revenue for the year ended December 31, 2012 was $60,000, compared with $30,000 for comparable twelve month period in 2011.  The revenue that was generated in each period resulted from the completion of separate milestones on a prototype development contract for a mining car differential.  The cost of goods sold in 2012 was $45,000, or 75% of revenue, compared with $17,000 in 2011, or 57% of revenue.  Gross profit for the year ended December 31, 2012 was $15,000, or 25%, compared with $13,000, or 43% in the comparable period in 2011.

Research and development expenses for the twelve months ended December 31, 2012 amounted to $1,073,000 as compared to $762,000 for the comparable period in 2011.  Included in the total amount, non-cash stock-based compensation expense attributable to stock options and warrants for the twelve months ended December 31, 2012 was $137,000, compared with $11,000 for the twelve months ended December 31, 2011.  This increase resulted primarily from option grants made to the engineering team in the latter part of 2011 and early 2012.  Excluding the non-cash stock-based compensation expense, research and development expenses for the twelve months of 2012 amounted to $936,000, an increase of $185,000, or 25%, from 2011.  Higher costs for outside consulting and payroll, increased spending on materials and parts for development testing, and higher expenses for various supplies and computer equipment in 2012 were offset, in part, by a lower expense for contributed shareholder services.  We expect research and development costs to continue to increase modestly as we accelerate design efforts and the testing of prototypes in preparation for the commercialization of our technologies.

General and administrative expense for the twelve months of 2012 amounted to $2,405,000 compared to $2,689,000 for 2011.  Included in the total amount, non-cash stock-based compensation expense attributable to stock options and warrants for the twelve months ended December 31, 2012 was $1,223,000, a decrease of $212,000 from $1,435,000 for the comparable period in 2011 that primarily resulted from the completion of expensing for certain options that had met their vesting milestones during 2012, offset in part by an expense recorded for the 2012 shareholder-approved modification of expiration terms for options that had been previously granted to certain directors on our board.  Excluding the non-cash stock-based compensation expense, general and administrative expense for the twelve months of 2012 amounted to $1,182,000 compared to $1,254,000 in 2011, a decrease of $72,000, or 6%.  A decrease in expense for contributed shareholder services and lower accounting-related fees were offset, in part, by increases in payroll-related costs and marketing expenses.

The loss from operations for the twelve months of 2012 was $3,463,000, compared with a loss from operations in 2011 of $3,438,000.  Other income for 2012 was $35,000, compared with other income of $5,000 in 2011, an increase of $30,000 that resulted primarily from a $22,000 gain on the sale of a fixed asset and higher interest income from higher cash balances.  In 2011, we recorded a value of $812,000 for the issuance of warrants to Class C Preferred shareholders, as a result of the combined issuance of Class C Preferred stock with associated warrants.  In conjunction with the issuance of 16,250,000 shares of Class C Preferred stock in 2011, we recorded a non-cash beneficial conversion feature of $5,582,000.  Preferred stock dividends amounted to $266,000 and $270,000 in 2012 and 2011, respectively.

The net loss attributable to common stockholders for the twelve month period ended December 31, 2012 was $3,694,000 as compared to a net loss for the same period in 2011 of $10,097,000.  The weighted average diluted common shares outstanding amounted to 45,711,000 and 45,697,000 for the years ended December 31, 2012 and 2011, respectively.  Diluted net loss per common share for each of the twelve month periods ended December 31, 2012 and 2011 was $.08 and $.22, respectively.

 (D) Liquidity and Capital Resources

In September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new series of preferred stock.  We issued a total of 16,250,000 shares of Series C Preferred Stock at a price of $0.40 per share.  As part of the same private placement, the investors received common stock purchase warrants entitling them to purchase up to an aggregate total of 1,625,000 common shares at 80 percent of the volume weighted average price of our common stock based on the 10 trading days immediately preceding the date of exercise.  The warrants are immediately exercisable and have a 10 year term.  We intend to use the funds raised to continue developing and intensify the marketing of our IsoTorque and hydraulic pump technologies for the automotive and commercial pump industries, including our anticipated entry into the automotive aftermarket with our patented differential.  We recorded approximately $106,000 in direct expenses associated with the transaction, consisting primarily of external legal costs, resulting in net proceeds realized of $6,394,000.

As of December 31, 2012, cash and cash equivalents totaled $3,549,000, a decrease of $2,390,000 from the $5,939,000 balance at the beginning of the year.  During the twelve months ended December 31, 2012, we used $2,187,000 of cash in operating activities, an increase of $249,000 over the same period in 2011.  A reported net loss of $3,428,000 in 2012, offset in part mainly by non-cash stock-based compensation of $1,360,000, resulted in cash used in operating activities amounting to $2,187,000 for the twelve month period ended December 31, 2012.   In 2011, a reported net loss of $3,433,000, offset in part mainly by $1,696,000 of non-cash stock-based compensation and stockholder contribution of services, resulted in cash used in operating activities of $1,938,000 for the twelve months ended December 31, 2011.

We used a net of $115,000 in cash for investing activities in the twelve months of 2012, including $137,000 for the purchase of capital assets, offset in part by cash generated from the sale of a fixed asset. During 2012, we also entered into multi-year promissory notes totaling approximately $179,000 for the purchase of various fixed assets, supplies and a test vehicle.  During 2011, we used $13,000 in cash for investing activities to purchase fixed assets.

During the twelve months ended December 31, 2012, we used $88,000, for financing activities, primarily as a result of payments on outstanding notes payable.  During the same period of 2011, we generated $6,372,000 from financing activities, primarily as a result of our private placement of Series C Voting Preferred Stock for net proceeds of $6,394,000.

During the twelve month period ended December 31, 2012, we issued 15,328 shares of common stock related to the conversion of 10,000 shares of Preferred B stock and related accrued dividends.  During the twelve month period ended December 31, 2011, we issued a total of 14,721 shares of common stock related to the conversion of 6,250 shares of Preferred A stock and certain accrued dividends.

Current Cash Outlook:

For the period from September 1996 (inception) through December 31, 2012, we have accumulated a deficit of $63,127,000.  At December 31, 2012 we have stockholders’ equity of $3,509,000, current liabilities of $490,000 and working capital of $3,146,000.  We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations.  In September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new class of preferred stock.  The proceeds from this transaction are being used to support the ongoing development and marketing of our core technologies and product initiatives.  Presently, we anticipate that our operating cash requirements for the full year of 2013 will be in the range of approximately $2,200,000.  In addition, we are expecting to spend approximately $100,000 on capital expenditures for the development of in-house testing equipment and approximately $100,000 on payments to reduce notes payable balances during the full year of 2013.  We believe that based upon our current cash position and the current outlook for our business operations, we have sufficient cash to continue operations through December 31, 2013.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements.  It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses.  As of December 31, 2012, there was no accrued interest or penalties related to uncertain tax positions.

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

(F) Impact of Inflation

Inflation has not had a significant impact on our operations to date and we are currently unable to determine the extent inflation may impact our operations during our fiscal year ending December 31, 2013.

(G) Quarterly Fluctuations

As of December 31, 2012 and 2011, we had not engaged in substantial revenue producing operations. Once we actually commence significant revenue producing operations, our operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of consumers, the length of our sales cycle to key customers and distributors, the timing of the introduction of new products and product enhancements by us and our competitors, technological factors, variations in sales by product and distribution channel, product returns, and competitive pricing. Consequently, once we actually commence significant revenue producing operations, our product revenues may vary significantly by quarter and our operating results may experience significant fluctuations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include information otherwise required by this Item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TORVEC, INC.
(a development stage company)

Contents

Financial Statements
PAGE
Reports of Independent Registered Public Accounting Firms	27

Consolidated Balance Sheets as of December 31, 2012 and 2011	29

Consolidated Statements of Operations for each of the years in the Two-Year Period Ended December 31, 2012 and for the Period from September 25, 1996 (Inception) through December 31, 2012	30

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the Period from September 25, 1996 (Inception) through December 31, 2012	31

Consolidated Statements of Cash Flows for each of the years in the Two-Year Period Ended December 31, 2012 and for the Period from September 25, 1996 (Inception) through December 31, 2012	43

Notes to Consolidated Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Torvec, Inc.

We have audited the accompanying consolidated balance sheets of Torvec, Inc. (a development stage company) and its subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity (capital deficit) for the years then ended and for the period included in the cumulative development stage period from January 1, 2011 through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and for the period included in the cumulative development stage period from January 1, 2011 through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.
Buffalo, New York
March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Torvec, Inc.

We have audited the accompanying consolidated statements of operations and cash flows of Torvec, Inc. (a development stage company) and its subsidiaries (the “Company”) for the period from September 25, 1996 (inception) through December 31, 2010 (not presented separately herein) and the consolidated statements of changes in stockholders’ equity (capital deficit) for each of the calendar year-end periods from September 25, 1996 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Torvec, Inc. and subsidiaries for the period from September 25, 1996 (inception) through December 31, 2010 (not presented separately herein), in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
New York, New York
March 28, 2011

TORVEC, INC.
(a development stage company)
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$3,549,000	$5,939,000
Inventories	65,000	0
Prepaid expenses and other current assets	22,000	35,000

Total current assets	3,636,000	5,974,000

Property and Equipment:
Office equipment and software	192,000	116,000
Shop equipment	171,000	112,000
Leasehold improvements	253,000	243,000
Transportation equipment	94,000	26,000

	710,000	497,000
Less accumulated depreciation and amortization	293,000	273,000

Net property and equipment	417,000	224,000

Total Assets	$4,053,000	$6,198,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current portion	$113,000	$36,000
Accounts payable	99,000	91,000
Accrued liabilities	278,000	437,000
Deferred liabilities	0	9,000

Total current liabilities	490,000	573,000

Notes payable, net of current portion	54,000	48,000

Total Liabilities	544,000	621,000

Commitments and other matters (Note I)	0	0

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at December 31, 2012 and 2011: 587,101 and 587,101, respectively	6,000	6,000
b) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at December 31, 2012 and 2011: 67,500 and 77,500, respectively	1,000	1,000
c) 16,250,000 designated as Class C, Voting, convertible, no dividend, shares issued and outstanding at December 31, 2012 and 2011: 16,250,000 and 16,250,000, respectively	162,000	162,000
Common stock, $.01 par value, 400,000,000 shares authorized, 45,715,727 and 45,700,399 issued and outstanding, at December 31, 2012 and 2011, respectively	457,000	457,000
Additional paid-in capital	66,010,000	64,650,000
Deficit accumulated during the development stage	(63,127,000)	(59,699,000)

Total Stockholders' Equity	3,509,000	5,577,000

Total Liabilities and Stockholders' Equity	$4,053,000	$6,198,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)
Consolidated Statements of Operations

	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	September 25, 1996 (Inception) through December 31, 2012

Revenue	$60,000	$30,000	$512,000
Cost of Goods Sold	45,000	17,000	377,000

Gross Profit	15,000	13,000	135,000

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation expense	936,000	751,000	16,364,000
Stock-based compensation expense related to options and warrants	137,000	11,000	1,795,000
Total research and development	1,073,000	762,000	18,159,000
General and administrative:
G&A costs, excluding stock-based compensation expense	1,182,000	1,254,000	29,167,000
Stock-based compensation expense related to options and warrants	1,223,000	1,435,000	20,251,000
Total general and administrative	2,405,000	2,689,000	49,418,000
Asset impairments	0	0	1,071,000

Total costs and expenses	3,478,000	3,451,000	68,648,000

Loss from operations	(3,463,000)	(3,438,000)	(68,513,000)

Reversal of liability on cancellation of debt	0	0	1,541,000
Gain on litigation settlement	0	0	1,900,000
Other income	35,000	5,000	289,000

Loss before income tax benefits	(3,428,000)	(3,433,000)	(64,783,000)

Income tax benefits	0	0	384,000

Net Loss	(3,428,000)	(3,433,000)	(64,399,000)

Net loss attributable to non-controlling interest in subsidiary	0	0	1,272,000

Net Loss attributable to Torvec, Inc.	(3,428,000)	(3,433,000)	(63,127,000)

Preferred stock beneficial conversion feature	0	5,582,000	6,345,000
Issuance of warrants to preferred shareholders	0	812,000	812,000
Preferred stock dividends	266,000	270,000	2,214,000

Net Loss attributable to Torvec, Inc. common stockholders	$(3,694,000)	$(10,097,000)	$(72,498,000)

Net Loss per common share attributable to stockholders of Torvec, Inc.:
Basic and Diluted	$(0.08)	$(0.22)

Weighted average number of shares of common stock:
Basic and Diluted	45,711,000	45,697,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2012

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Due From	Unearned Compensatory Stock and	Deficit Accumulated During the Development	Total Stockholders’ Equity (Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Deficit)
Issuance of shares to founders					16,464,400	$165,000	$(165,000)				$0
Issuance of stock for services					2,535,600	25,000	381,000				406,000
Sale of common stock — November ($1.50 per share)					64,600	1,000	96,000				97,000
Sale of common stock — December ($1.50 per share)					156,201	1,000	233,000				234,000
Distribution to founders							(27,000)				(27,000)
Net loss										$(489,000)	(489,000)

Balance — December 31, 1996					19,220,801	192,000	518,000			(489,000)	221,000
Issuance of compensatory stock					1,000,000	10,000	1,490,000		$(1,500,000)		0
Issuance of stock for services					14,000		24,000				24,000
Sale of common stock — January ($1.50 per share)					58,266	1,000	86,000				87,000
Sale of common stock — February ($1.50 per share)					75,361	1,000	112,000				113,000
Sale of common stock — May ($1.50 per share)					30,000		45,000				45,000
Sale of common stock — June ($3.00 per share)					73,166	1,000	219,000				220,000
Sale of common stock — July ($3.00 per share)					13,335		40,000				40,000
Sale of common stock — August ($3.00 per share)					60,567	1,000	181,000				182,000
Sale of common stock — September ($3.00 per share)					10,000		30,000				30,000
Sale of common stock — October ($3.00 per share)					7,000		21,000				21,000
Sale of common stock — November ($3.00 per share)					10,000		30,000				30,000
Sale of common stock — December ($3.00 per share)					100,000	1,000	299,000				300,000
Issuance of compensatory options to consultants							234,000		(234,000)		0
Compensatory stock and options earned									451,000		451,000
Distributions to founders							(338,000)				(338,000)
Net loss										(922,000)	(922,000)

Balance — December 31, 1997					20,672,496	207,000	2,991,000		(1,283,000)	(1,411,000)	504,000
Issuance of stock for services					1,000		3,000				3,000
Sale of common stock — May 11 to September 20 ($5.00 per share)					112,620	1,000	562,000				563,000
Sale of common stock — September 21 to December 31 ($10.00 per share)					25,500		255,000				255,000
Costs of offering							(60,000)				(60,000)
Compensatory stock and options earned									578,000		578,000
Contribution of services							15,000				15,000
Net loss										(2,122,000)	(2,122,000)

Balance — December 31, 1998					20,811,616	208,000	3,766,000		(705,000)	(3,533,000)	(264,000)
Issuance of stock for services					45,351		327,000				327,000
Sale of common stock — January 1 to August 9 ($10.00 per share)					80,670	1,000	806,000				807,000
Sale of common stock — August 10 to November 30 ($5.00 per share)					84,500	1,000	422,000				423,000
Issuance of compensatory options to consultants							2,780,000		(2,780,000)		0
Common stock issued- exercise of options					21,000		105,000				105,000
Compensatory stock and options earned									3,050,000		3,050,000
Contribution of services							15,000				15,000
Net loss										(4,788,000)	(4,788,000)
Balance — December 31, 1999					21,043,137	$210,000	8,221,000		$(435,000)	(8,321,000)	(325,000)

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2012
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Due From	Unearned Compensatory Stock and	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Issuance of stock for services					196,259	$2,000	$838,000				$840,000
Sale of common stock — March 29 ($4.51 per share)					44,321		200,000				200,000
Sale of common stock — June 23 ($3.50 per share)					100,000	1,000	349,000				350,000
Acquisition of Ice Surface Development					1,068,354	11,000	3,394,000				3,405,000
Proceeds from exercise of put option					36,735	1,000	108,000				109,000
Compensatory stock and options earned									$435,000		435,000
Contribution of services							15,000				15,000
Net loss										$(2,374,000)	(2,374,000)

Balance — December 31, 2000					22,488,806	225,000	13,125,000		0	(10,695,000)	2,655,000
Issuance of stock for liabilities					126,667	1,000	664,000				665,000
Issuance of stock for services					361,100	4,000	1,007,000				1,011,000
Issuance of option to consultant for services							398,000				398,000
Proceeds from exercise of put option					101,910	1,000	323,000				324,000
Contribution of services							15,000				15,000
Net loss										(3,871,000)	(3,871,000)

Balance — December 31, 2001					23,078,483	231,000	15,532,000		0	(14,566,000)	1,197,000
Exercise of warrants					374,448	4,000	198,000				202,000
Loss on sale of minority interest							(232,000)				(232,000)
Sale of preferred stock and warrant	38,500						142,000				142,000
Issuance of stock for services					1,001,454	10,000	1,224,000				1,234,000
Issuance of options in settlement of liabilities and consulting fees							653,000				653,000
Issuance of warrants to chairman							690,000				690,000
Proceeds from exercise of put option ($.90 per share)					440,000	5,000	391,000				396,000
Common stock issued in exchange for loan					35,461		50,000				50,000
Sale of common stock — July ($1.45 per share)					46,897		68,000				68,000
Sale of common stock — August ($1.42 per share)					211,265	2,000	298,000				300,000
Sale of common stock — September ($1.42 per share)					140,845	1,000	199,000				200,000
Sale of common stock — December ($.91 per share)					109,890	1,000	99,000				100,000
Contribution of services							15,000				15,000
Issuance of warrant for financial services							8,000				8,000
Warrant issued in lieu of compensation							633,000				633,000
Issuance of shares in settlement of liabilities					190,965	2,000	267,000				269,000
Compensatory stock options							32,000				32,000
Employees/Stockholders Contribution of services in subsidiary							519,000				519,000
Net loss										(4,577,000)	(4,577,000)
Balance — December 31, 2002	38,500	0			25,629,708	$256,000	$20,786,000		$0	$(19,143,000)	$1,899,000

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2012
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Due From	Unearned Compensatory Stock and	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Sale of Common Stock — March ($0.90 per share)					111,112	1,000	$99,000				$100,000
Sale of Common Stock — June (0.80 per share)					250,000	3,000	197,000				200,000
Sale of Common Stock — September ($2.50 per share)					8,000		20,000				20,000
Advance settled with Common Stock — October ($2.50 per share)					10,000		25,000				25,000
Exercise of warrant for common stock — (December $0.50 per share)					250,000	2,000	123,000				125,000
Issuance of stock for services					753,824	8,000	842,000				850,000
Exercise of Warrants for $.01 per share					191,180	2,000	(2,000)				0
Cashless exercise of put option					654,432	7,000	(7,000)				0
Sale of Class A Preferred Stock — September ($4.00 per share)	5,575						22,000				22,000
Sale of Class A Preferred Stock — December ($4.00 per share)	10,112	$1,000					40,000				41,000
Issuance of option for services							46,000				46,000
Issuance of options in settlement of liabilities and consulting fees							265,000				265,000
Contribution of services in subsidiary							173,000				173,000
Adjustment for equity issuances of subsidiary common stock							79,000				79,000
Class A Preferred stock issued	2,305						9,000				9,000
NET LOSS										(2,927,000)	(2,927,000)
Balance at December 31, 2003	56,492	$1,000			27,858,256	$279,000	$22,717,000			$(22,070,000)	$927,000

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2012
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Due From	Unearned Compensatory Stock and	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Sale of Common Stock — June 2004					60,000	$1,000	$300,000				$301,000
Issuance of common stock for services					469,883	4,000	2,348,000				2,352,000
Sale of Class A Preferred Stock ($4.00 per share) — March	203,117	$2,000					820,000				822,000
Sale of Class A Preferred Stock ($4.00 per share) — April	32,653						121,000				121,000
Conversion of Preferred Stock Class A	(41,050)				41,050						0
Preferred Dividend Class A attributable to converted shares	8,031										0
Sale of Class B Preferred Stock ($5.00 per share) — September			20,000				100,000				100,000
Sale of Class B Preferred Stock ($5.00 per share) — October			22,500				113,000				113,000
Contribution of services							450,000				450,000
Exercise of warrants					268,865	3,000	(2,000)				1,000
Exercise of consultants warrants					345,600	3,000		(3,000)			0
Issuance of warrants for consulting services							5,794,000				5,794,000
Net Loss										(9,805,000)	(9,805,000)
Balance at December 31, 2004	259,243	$3,000	42,500		29,043,654	$290,000	$32,761,000	$(3,000)		$(31,875,000)	$1,176,000

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2012
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Due From	Unearned Compensatory Stock and	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Equity
Issuance of common stock for services					786,309	$8,000	$1,771,000				$1,779,000
Sale of Class A Preferred Stock ($4.00 per share) — March	47,500	$1,000					189,000				190,000
Sale of Class A Preferred Stock ($4.00 per share) — April/May	30,000						120,000				120,000
Sale of Class A Preferred Stock ($4.00 per share)	92,500	$1,000					369,000				370,000
Sale of Class A Preferred Stock ($4.00 per share) — October/November	30,000						120,000				120,000
Contribution of services							300,000				300,000
Issuance of options for consulting services							247,000				247,000
Exercise of consultants warrants					161,000	2,000					2,000
Issuance of warrants for consulting services							1,261,000				1,261,000
Issuance of shares for debt repayment					11,667		28,000				28,000
Shares issued for future consulting services					50,000		103,000		(103,000)
Receipt for common stock par stock value for amounts paid in							(2,000)	2,000
Reclass of due from Stockholder to other receivable								1,000			1,000
Net Loss										(5,445,000)	(5,445,000)
Balance at December 31, 2005	459,243	$5,000	42,500		30,052,630	$300,000	$37,267,000	$0	$(103,000)	$(37,320,000)	$149,000

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2012
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Due From	Unearned Compensatory Stock and	Deficit Accumulated During the Development	Total Stockholders’ Equity (Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Deficit)
Issuance of common stock for services					375,230	$5,000	$799,000				$804,000
Sale of Class A Preferred Stock ($4.00 per share) — January and March 2006	58,250	$1,000					232,000				233,000
Sale of Class A Preferred Stock ($4.00 per share) — May 2006	25,000						100,000				100,000
Sale of Class A Preferred Stock ($4.00 per share) — July and August 2006	78,750	$1,000					314,000				315,000
Sale of Class A Preferred Stock ($4.00 per share) — October and November 2006	111,250	$1,000					444,000				445,000
Sale of Class B Preferred Stock ($5.00 per share)			55,000	$1,000			274,000				275,000
Contribution of services							300,000				300,000
Exercise of consultants warrants					680,932	$7,000	3,000				10,000
Issuance of warrants for consulting services							3,614,000				3,614,000
Shares issued for consulting services					160,000	$1,000	420,000		103,000		524,000
Issuance of Common Stock to Placement agent for finders fee					39,000
Net Loss										(7,727,000)	(7,727,000)
Balance at December 31, 2006	732,493	$8,000	97,500	$1,000	31,307,792	$313,000	$43,767,000	$0	$0	$(45,047,000)	$(958,000)

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2012
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Due From	Unearned Compensatory Stock and	Deficit Accumulated During the Development	Total Stockholders’ Equity (Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Deficit)
Contribution of services							300,000				300,000
Exercise of Warrants					25,250	1,000					1,000
Shares Issued for Services					302,003	2,000	1,190,000				1,192,000
Warrants Issued for Services							650,000				650,000
Stock Issued for Purchase of Variable Gear, LLC					5,000		19,000				19,000
Net Loss										(3,211,000)	(3,211,000)
Balance at December 31, 2007	732,493	$8,000	97,500	$1,000	31,640,045	$316,000	$45,926,000	$0	$0	$(48,258,000)	$(2,007,000)

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2012
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Due From	Unearned Compensatory Stock and	Deficit Accumulated During the Development	Total Stockholders’ Equity (Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Deficit)
Conversion	(32,305)	(1,000)			32,305	1,000
Shares Issued for Services					875,390	7,000	1,730,000				1,737,000
Shares Issued as Compensation					147,757	3,000	331,000				334,000
Dividend	6,913
Issuance of Common Stock — June ($2.75 per share)					36,364	1,000	99,000				100,000
Issuance of Common Stock — September ($1.50 per share)					20,000		30,000				30,000
Issuance of Common Stock — October ($1.50 per share)					45,000		68,000				68,000
Warrants Exercised					2,500
Warrants Issued for Services							249,000				249,000
Shares Issued for Commercializing Event					12,061		36,000				36,000
Contributed Capital — Ford Truck							16,000				16,000
Net Loss										(1,683,000)	(1,683,000)
Balance at December 31, 2008	707,101	$7,000	97,500	$1,000	32,811,422	$328,000	$48,485,000	$0	$0	$(49,941,000)	$(1,120,000)

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2012
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Due From	Unearned Compensatory Stock and	Deficit Accumulated During the Development	Non- controlling	Total Stockholders’ Equity (Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Interest	Deficit)
Conversion Preferred A	(51,250)	(1,000)		0	51,250	1,000						0
Payment of Preferred A Dividend in Common Stock					65,965	1,000	(1,000)					0
Conversion Preferred B			(20,000)		20,000							0
Payment of Preferred B Dividend in Common Stock					30,103	0	0					0
Shares Issued for Services					1,861,475	18,000	1,281,000					1,299,000
Shares Issued as Compensation					377,152	4,000	286,000					290,000
Issuance of common stock April ($0.78 per share					64,103	1,000	49,000					50,000
Issuance of common stock June ($0.67 per share)					30,000		20,000					20,000
Issuance of common stock July ($0.60 per share)					86,665	1,000	51,000					52,000
Issuance of common stock July ($0.51 per share)					39,216	1,000	19,000					20,000
Issuance of common stock July ($0.76 per share)					13,200		10,000					10,000
Issuance of common stock August ($0.60 per share)					25,000		15,000					15,000
Issuance of common stock August ($0.72 per share)					38,961	1,000	29,000					30,000
Issuance of common stock September ($0.70 per share					17,142		12,000					12,000
Issuance of common stock September ($0.77 per share)					7,944		6,000					6,000
Issuance of common stock October ($0.52 per share)					192,308	2,000	98,000					100,000
Issuance of common stock October ($0.63 per share)					20,000		13,000					13,000
Issuance of common stock December ($0.40 per share)					16,944		7,000					7,000
Warrants Exercised					12,500		0					0
Issuance of restricted share for services					25,173		19,000					19,000
Shares Issued for Commercializing Event					4,669		14,000					14,000
Contributed Services							1,200,000					1,200,000
Net Loss										(3,272,000)		(3,272,000)
Balance at December 31, 2009	655,851	$6,000	77,500	$1,000	35,811,192	$358,000	$51,613,000	$0	$0	$(53,213,000)	$0	$(1,235,000)

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2012
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Due From	Unearned Compensatory Stock and	Deficit Accumulated During the Development	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Interest	Equity
Conversion Preferred A	(62,500)				62,500							0
Payment of Preferred A dividend in Preferred Stock	5,421											0
Payment of Preferred A dividend in Common Stock					22,883							0
Shares Issued for Services					1,476,992	15,000	561,000					576,000
Shares Issued for Compensation					889,195	9,000	330,000					339,000
Issuance of Common Stock - January ($0.50 per share)					10,000	0	5,000					5,000
Issuance of Common Stock - May ($0.30 per share)					350,167	4,000	102,000					106,000
Issuance of Common Stock - July ($0.39 per share)					68,571	1,000	26,000					27,000
Issuance of Common Stock - August ($0.35 per share)					4,000	0	1,000					1,000
Issuance of Common Stock from October Private Placement ($0.30 per share)					6,834,002	69,000	1,981,000					2,050,000
Warrants Exercised					6,000							0
Issuance of Common Stock Warrants for Services							45,000					45,000
Issuance of Restricted Shares for Services					118,099	1,000	43,000					44,000
Shares issued for Commercializing Event					32,077		13,000					13,000
Stock-Based Compensation Related to Stock Options							1,573,000					1,573,000
Warrant Modification							68,000					68,000
Contributed Services							361,000					361,000
Net Loss										(3,053,000)		(3,053,000)
Balance at December 31, 2010	598,772	6,000	77,500	1,000	45,685,678	457,000	56,722,000	0	0	(56,266,000)	0	920,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2012
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Common Stock		Additional Paid-In	Due From Stock-	Unearned Compensa-tory Stock and	Deficit During the Development	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	holders	Options	Stage	Interest	Equity
Issuance of Preferred C - September ($0.40 per share)					16,250,000	162,000			5,420,000					5,582,000
Issuance of Common Stock Warrants									812,000					812,000
Conversion Preferred A	(11,671)	0					11,671	0						0
Payment of Preferred A dividend in Common Stock							3,050	0						0
Stock-Based Compensation Related to Stock Options									1,446,000					1,446,000
Contributed Services									250,000					250,000
Net Loss												(3,433,000)		(3,433,000)

Balance at December 31, 2011	587,101	$6,000	77,500	$1,000	16,250,000	$162,000	45,700,399	$457,000	$64,650,000	$0	$0	$(59,699,000)	$0	$5,577,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2012
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Common Stock		Additional Paid-In	Due From Stock-	Unearned Compensa-tory Stock and	Deficit During the Development	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	holders	Options	Stage	Interest	Equity
Conversion of Preferred B			(10,000)	0			10,000	0						0
Payment of Preferred B dividend in Common Stock							5,328	0	0					0
Stock-Based Compensation Related to Stock Options									1,360,000					1,360,000
Net Loss												(3,428,000)		(3,428,000)

Balance at December 31, 2012	587,101	$6,000	67,500	$1,000	16,250,000	$162,000	45,715,727	$457,000	$66,010,000	$0	$0	$(63,127,000)	$0	$3,509,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)
Consolidated Statements of Cash Flows

	Year Ended December 31, 2012	Year Ended December 31, 2011	September 25, 1996 (Inception) Through December 31, 2012

Cash flows from operating activities:
Net loss	$(3,428,000)	$(3,433,000)	$(64,399,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,000	61,000	2,712,000
Loss / (gain) on sale / disposition of fixed assets	(22,000)	2,000	(57,000)
Gain on sale of Ice Engineering license	0	0	(1,900,000)
Loss on impairment of license	0	0	1,071,000
Expenses financed via note with related party	27,000	0	27,000
Impairment of goodwill	0	0	19,000
Common stock issued for services	0	0	13,844,000
Compensatory common stock	0	0	2,463,000
Shares issued for future consulting services	0	0	103,000
Common stock issued in connection with commercializing event plan	0	0	63,000
Stock-based compensation related to stock options and warrants	1,360,000	1,446,000	21,781,000
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Stockholder contribution of services	0	250,000	4,220,000
Contribution to capital, Ford Truck	0	0	16,000
Reversal of liability	0	0	(1,541,000)
Changes in:
Inventories	(65,000)	0	(65,000)
Prepaid expenses and other current assets	13,000	24,000	150,000
Deferred liabilities	0	(21,000)	(91,000)
Deferred rent	(9,000)	(10,000)	0
Change in accrued payroll taxes	(162,000)	(110,000)	74,000
Accounts payable and other accrued expenses	11,000	(147,000)	4,021,000

Net cash used in operating activities	(2,187,000)	(1,938,000)	(16,870,000)

Cash flows from investing activities:
Purchase of property and equipment	(137,000)	(13,000)	(513,000)
Cost of acquisition	0	0	(16,000)
Proceeds from sale of license	0	0	1,900,000
Proceeds from sale of fixed assets	22,000	0	59,000

Net cash (used in) provided by investing activities	(115,000)	(13,000)	1,430,000

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	0	0	9,223,000
Net proceeds from sales of preferred stock	0	6,394,000	9,931,000
Net proceeds from sale of subsidiary stock	0	0	234,000
Net proceeds from issuance of notes payable	0	0	57,000
Repayments of notes payable	(88,000)	(22,000)	(170,000)
Proceeds from loans	0	0	335,000
Repayments of loans	0	0	(109,000)
Repayment of officer & stockholder loans and advances	0	0	(147,000)
Distributions	0	0	(365,000)

Net cash (used in) provided by financing activities	(88,000)	6,372,000	18,989,000

Net (decrease) increase in cash and cash equivalents	(2,390,000)	4,421,000	3,549,000

Cash and cash equivalents at beginning of period	5,939,000	1,518,000	0

Cash and cash equivalents at end of period	$3,549,000	$5,939,000	$3,549,000

TORVEC, INC.
(a development stage company)
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31, 2012	Year Ended December 31, 2011	September 25, 1996 (Inception) Through December 31, 2012

Noncash investing and financing activities:
Preferred stock issued in payment of dividend	$0	$0	$61,000
Issuance of common stock for license	0	0	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	0	0	2,907,000
Notes payable exchanged for common stock	0	0	50,000
Advance settled with common stock	0	0	25,000
Loss on exchange of noncontrolling interest	0	0	232,000
Shares issued for future consulting services	0	0	103,000
Issuance of common stock for a finder’s fee	0	0	225,000
Advance from stockholder	0	0	250,000
Contribution of FTV Ford Truck	0	0	16,000
Ice Engineering LLC payable netted against receivable	0	0	91,000
Common stock issued in settlement of director fee payable	0	0	121,000
Common stock issued in settlement of patent expense	0	0	117,000
Issuance of common stock as payment for Preferred A and B dividends	36,000	3,000	207,000
Purchases of fixed assets with debt	144,000	65,000	250,000
Preferred stock offering costs included in accounts payable and other accrued expenses	0	0	0

Supplemental Disclosures:
Interest paid	10,000	3,000	87,000
Income taxes paid	0	0	1,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2012

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at December 31, 2012).  As of December 31, 2012, each of the subsidiaries is non-operational.  During 2012, we dissolved Creative Performance Consultants, Variable Gear LLC, and Torvec China, LLC.  We are intending to let Ice Surface Development, Inc. to dissolve by proclamation.  All material intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  There was $0 allowance for doubtful accounts as of December 31, 2012 and 2011, as determined by management.

Inventories: Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

Property and Equipment: Property and equipment are stated at cost.  Estimated useful lives are as follows:

Office Equipment and Software	3	-	7	years
Leasehold Improvements				Lesser of useful life or lease term
Shop Equipment		7		years
Transportation Equipment	5	-	7	years

Depreciation and amortization are computed using the straight-line method.  Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized.  Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in operating income (expense).  Depreciation and amortization expense for the years ended December 31, 2012 and 2011 amounted to $88,000 and $61,000, respectively.

Whenever events or circumstances indicate, our long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment.  During the years ended December 31, 2012 and 2011, we recorded $0 in impairment charges.

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

The FASB’s guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at December 31, 2012 and 2011.  The carrying amount of cash, accounts payable, and accrued expenses approximates their fair value due to their short maturity.  The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

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

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of the Ice technology. Depreciation expense in each of the years ended December 31, 2012 and 2011 that was charged to research and development was $30,000 and $20,000, respectively.

Patent costs for the years ended December 31, 2012 and 2011 amounted to $207,000 and $209,000, respectively, and are included in General and Administrative expenses.

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

Loss per Common Share: FASB’s ASC 260-10 (previously known as: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2012 and 2011, we excluded 29,092,600 and 28,677,299 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at December 31, 2012 and 2011 as the conditions for their vesting are not time-based.

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

Effective as of January 1, 2012, we no longer impute an expense related to contributed shareholder services.  For the years ended December 31, 2012 and 2011, we recorded a total expense for the Gleasmans’ contributed services of $0 and $250,000, respectively.  Of the total $250,000 expense recorded in 2011, we allocated $83,000 to research and development expense and $167,000 to general and administrative expense.

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

Effective October 24, 2012, we amended certain terms of the lease for our Rochester facility.  The primary changes that were made include a two-year extension of the current lease originally set to expire as of May 31, 2013 at the same rent rate, and the addition of two three-year renewal options with a 10% rate increase at each subsequent renewal period.  These renewal options replace the previous renewal options of three five-year renewal periods which had incorporated 15% rate increases at each subsequent renewal period.  (See Note I [1].)

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

[9] On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant.  During 2012 and 2011, we recorded an expense of $2,000 and $0, respectively, for services rendered in relation to this agreement.

[10] On September 23, 2011, we sold and issued a total of 16,250,000 shares of Series C Voting Convertible Preferred Stock and warrants to purchase 1,625,000 shares of our common stock in a private placement transaction, generating gross proceeds of $6,500,000.  Three members of our board of directors and one executive officer participated in the transaction, acquiring 687,500 preferred shares and associated warrants for $275,000 (approximately 4.2 percent of the entire transaction).  (See Note H[5](c).)

[11] Effective on March 27, 2012, we hired Dr. William Mark McVea as our Chief Technology Officer.  Prior to joining the Company, Dr. McVea provided us with consulting services through KBE+, Inc., a group of consulting engineers engaged in the design and development of gear trains and power transmission devices, and of which Dr. McVea was the principal engineer and president.  At December 31, 2012, we had an outstanding liability of $0 to KBE+, Inc. related to consulting services provided to the Company.

On April 30, 2012, we purchased various test equipment, office furniture, and supplies from KBE+, Inc. for a total of $162,500.  We have entered into a financing agreement with KBE+, Inc., whereby we are paying KBE+, Inc. over 24 months in equal monthly installments of approximately $6,800, beginning on May 1, 2012.  Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000, and as of December 31, 2012, the outstanding principal on the note was approximately $105,000.  Interest expense pertaining to this note amounted to approximately $4,000 for the twelve month period ended December 31, 2012.

In May 2012, we purchased certain additional testing tools and supplies from KBE+, Inc. for approximately $5,700.  At December 31, 2012, we had an outstanding payable of $2,000 to KBE+, Inc. related to this purchase.

[12] Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets.  The consulting agreement provides for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting.  Additional hours above this minimum will be billed at a rate of $120 per hour.

NOTE D — INVENTORIES

During 2012, we began to accumulate various raw material components for the production of our IsoTorque differential.  The composition of inventories was:

	December 31, 2012	December 31, 2011
Raw Materials	$65,000	$0
Work in Process	0	0
Finished Goods	0	0
	$65,000	$0

NOTE E — INCOME TAXES

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements.  It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses.  As of December 31, 2012, there was no accrued interest or penalties related to uncertain tax positions.

The provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 is summarized below:

	2012	2011
Current tax expense (benefit):
Federal	$0	$0
State	0	0

Deferred tax expense (benefit):
Federal	3,242,000	(1,246,000)
State	208,000	398,000
(Decrease) increase in valuation allowance	(3,450,000)	848,000

Provision for income taxes	$0	$0

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations is attributable to the following:

	2012	2011

Income tax benefit at the federal statutory rate	$(1,166,000)	$(1,167,000)
State income tax expense, net of effect of federal taxes	208,000	263,000
Contribution of capital – shareholder’s services	0	85,000
Expiration of net operating loss carryforwards	29,000	166,000
Adjustments to deferred tax assets	2,596,000	0
Uncertain tax position	1,732,000	0
Other	51,000	(195,000)
(Decrease) increase in valuation allowance	(3,450,000)	848,000

Provision for income taxes	$0	$0

During the year ended December 31, 2012, we conducted a review of our historical tax net operating losses and deferred startup costs.  Our review resulted in the conclusion that for tax purposes we have yet to begin an active trade or business since our inception. The review resulted in an adjustment of prior year deferred tax assets along with a reclassification of expenses resulting in a reduction to our tax net operating loss carryforwards and an increase in deferred startup costs of approximately $13,500,000, which had no net effect on the balance sheets and statements of operations for periods prior to 2012 as the deferred tax benefits were fully reserved.

The deferred tax asset at December 31, 2012 and 2011 consists of the following:

	2012	2011
Deferred income tax assets:
Net operating loss carryforwards	$3,261,000	$10,630,000
Deferred startup costs	12,562,000	6,750,000
Stock-based compensation	3,096,000	1,544,000
Other	80,000	155,000
	18,999,000	19,079,000
Less: Valuation allowance	(15,629,000)	(19,079,000)
Net deferred tax asset	3,370,000	0

Deferred income tax liabilities:
Tax accounting method change	(1,638,000)	0
Less: Uncertain tax benefit liability	(1,732,000)	0

Net deferred tax assets	$0	$0

At December 31, 2012, we have approximately $8,488,000 and $8,000,000 of adjusted federal and New York State net operating loss carryforwards, respectively, to offset future taxable income.  These net operating losses begin expiring in 2020 through 2032.  Additionally, from the date of inception through 2012, we have accumulated approximately $32,471,000 of adjusted deferred startup costs, subject to certain alternative minimum tax limitations.  Start-up costs will be amortized over a 15 year period beginning in the year we begin an active trade or business. We have provided a full valuation allowance on the net deferred tax assets due to uncertainty of realization through future earnings.

Based upon the change in ownership rules under Section 382 of the Internal Revenue Code of 1986, if a company issues common stock or other equity instruments convertible into common shares which result in an ownership change exceeding a 50% limitation threshold over a rolling three-year timeframe as imposed by that Section, all of that company’s net operating loss carryforwards may be significantly limited as to the amount of use in any particular year.  At December 31, 2011, we conducted an analysis relative to the Section 382 regulations, and concluded that we have not had a cumulative ownership change that would limit the use of our net operating loss carryforwards.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2012	$0
Additions based on tax positions related to the current year	0
Additions for tax positions of prior years	1,732,000
Reductions for tax positions of prior years	0
Settlements	0

Balance as of December 31, 2012	$1,732,000

The tax positions at the end of 2012 were related to stock-based compensation.

NOTE F — ACCRUED LIABILITIES

At December 31, 2012 and 2011, accrued liabilities consist of the following:

	2012	2011
Accrued Compensation	$51,000	$45,000
Accrued Payroll Taxes Payable	212,000	374,000
Accrued Legal	8,000	12,000
Other	7,000	6,000
	$278,000	$437,000

NOTE G — NOTES PAYABLE

As of December 31, 2012 and 2011, notes payables consist of the following:

	2012	2011
Additional Office Space (1)	$6,000	$20,000
Copy Machine (2)	5,000	7,000
Engineering Design Software (3)	36,000	57,000
Test Equipment and Supplies (4)	105,000	0
Automobile (5)	15,000	0
	$167,000	$84,000

(1)
In November 2010, we completed a construction project for additional office space at our leased corporate office facility.  The cost of the leasehold improvement was $32,500 and the landlord agreed to finance this cost over the remaining initial term of the lease which expires in May 2013.  The monthly payments are approximately $1,100 per month, with an implicit interest rate of approximately 2.5%.  At December 31, 2011, the outstanding balance on this note was approximately $20,000, of which $6,000 was classified as a non-current liability.  At December 31, 2012, the outstanding balance on this note was approximately $6,000, all of which was classified as a current liability.

(2)
In November 2010, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout option.  The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170 with an implicit interest rate of approximately 5.3%.  At December 31, 2011, the outstanding balance on this note was approximately $7,000, of which $6,000 was classified as a non-current liability.  At December 31, 2012, the outstanding balance on this note was approximately $5,000, of which $3,000 was classified as a non-current liability.

(3)
In August 2011, we financed the purchase of engineering design software, along with a one-year maintenance agreement, through a three year loan maturing in August 2014, and collateralized by the software.  The total cost of the software and the maintenance agreement was approximately $64,800.  The monthly payments are approximately $2,100 per month with an implicit interest rate of approximately 9.6%.  At December 31, 2011, the outstanding balance on this note was approximately $57,000, of which $36,000 was classified as a non-current liability. At December 31, 2012, the outstanding balance on this note was approximately $36,000, of which $14,000 was classified as a non-current liability

(4)
In April 2012, we financed the purchase of various test equipment, office furniture, and supplies from KBE+, Inc. (of which our chief technology officer is an officer) through a 24 month promissory note for a total amount to be paid of $162,500.  Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000.  The monthly payments are approximately $6,800 per month.  At December 31, 2012, the outstanding balance on this related party note was approximately $105,000, of which $27,000 was classified as a non-current liability.

(5)
In August 2012, we purchased an automobile for $16,600, a vehicle that we had previously been leasing.  We financed this purchase with a 36- month promissory note.  The interest rate on the loan is approximately 10%, and the payments are approximately $540 per month.  At December 31, 2012, the outstanding balance on this note was approximately $15,000, of which $10,000 was classified as a non-current liability.

The following represents the required minimum payments for the outstanding loans as of December 31, 2012:

Period Ending December 31,
2013	$121,000
2014	50,000
2015	6,000
Total Minimum payments	177,000
Less - amount representing interest	10,000
167,000
Less - Current Maturities	113,000
Long Term Portion	$54,000

NOTE H — STOCKHOLDERS’ EQUITY

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

During 2011 and 2012, we did not issue any shares of common stock as a result of private placement transactions.

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

As of December 31, 2012, none of the 125,000 remaining outstanding warrants is exercisable.

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

Since its designation in March 2002, we have sold an aggregate 765,512 shares of Class A Preferred for proceeds of approximately $3,062,000. No Class A Preferred shares were sold during the years ended December 31, 2012 and 2011.

Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 189,750 Class A Preferred into our common stock (on a one to one basis) through December 31, 2012, with 0 and 6,250 Class A Preferred converted in the years ending December 31, 2012 and 2011, respectively.

For the year ended December 31, 2012, we settled 0 Class A Preferred dividends.  For the year ended December 31, 2011, we settled Class A Preferred dividends amounting to approximately $12,000 through the issuance of 3,050 shares of common stock.  Since its inception in March 2002 through December 31, 2012, we have settled an aggregate Class A Preferred dividend amounting to approximately $242,000 through the issuance of 11,339 Class A Preferred shares and 100,924 common shares.

At December 31, 2012, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends.  The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $1,788,000 at December 31, 2012.  In the event of a liquidation, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.  The value of the Class A Preferred shareholders’ liquidation preference was approximately $1,788,000 and $1,558,000 at December 31, 2012 and 2011, respectively.  In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

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

Since its designation in September 2004, we have sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500.  No Class B Preferred shares were sold during the years ended December 31, 2012 and 2011.

Since its designation, Class B Preferred shareholders have converted an aggregate 30,000 Class B Preferred into our common stock (on a one to one basis) through December 31, 2012.

Through December 31, 2012, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. For the year ended December 31, 2012, we settled Class B Preferred dividends amounting to approximately $27,000 through the issuance of 5,328 shares of common stock.  For the year ended December 31, 2011, we settled 0 Class B Preferred dividends.  Cumulatively through December 31, 2012, we have issued 35,431 restricted common shares in payment of Class B dividends amounting to approximately $51,000, based on the market value of our stock at the time of conversion.

At December 31, 2012, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $251,000.   In the event of a liquidation, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.  The value of the Class B Preferred shareholders’ liquidation preference, including the stated value of the Class B Preferred shares, was $251,000 and $243,000 at December 31, 2012 and 2011, respectively.  In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

The associated warrants have a ten (10) year term and are immediately exercisable for 1,625,000 shares of common stock.  The warrants are exercisable, at the holder’s election, for shares of the Company’s common stock in either a cash or cashless exercise. The warrants have an exercise price equal to the greater of (i) $0.01 or (ii) eighty percent (80%) of the volume weighted average sale price per share of our common stock during the ten (10) consecutive trading days immediately preceding the notice of exercise.  The number of warrants and exercise price are subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock.  We estimated a value of $.50 per warrant, or a total of approximately $812,000, using a weighted average of assigned probabilities for various gain scenarios at certain price points based on expected volatility.  As a result of the combined issuance of the Class C Preferred stock with the associated warrants, we reflected a non-cash distribution on the Class C Preferred shares for the warrants issued in our condensed consolidated statements of operations for 2011.  (See Note H[12](o).)

In conjunction with the issuance of the 16,250,000 shares of Class C Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis.  We compared the fair value of our common stock on the date of issuance with the effective conversion price after allocation of the proceeds to the related warrants, and determined that the value of the non-cash beneficial conversion feature is approximately $5,582,000, which is reflected in our condensed consolidated statements of operations for the year ended December 31, 2011 as an adjustment to arrive at the net loss attributable to common stockholders.  (See Note H[12](o).)

For the years ended December 31, 2012 and 2011, no Class C Preferred shareholders have converted shares of Class C Preferred into common stock.  At December 31, 2012, there were 16,250,000 shares of Preferred C stock outstanding.  The value of the Class C Preferred shareholders’ liquidation preference was $6,500,000 at December 31, 2012.

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

For the year ended December 31,	Common Shares Issued to Business Consultants and Other Third Parties in Exchange for Services	Amount Charged to Operations	Note

2011	0	$0
2010	2,398,264	$928,000
2009	2,243,296	$1,603,000
2008	1,000,348	$2,040,000
2007	359,432	$1,245,000
2006	983,230	$1,861,000	A
2005	836,309	$1,874,000
2004	469,883	$2,352,000
2003	738,184	$832,000
2002	1,057,455	$1,036,000	B
2001	361,100	$1,011,000
2000	196,259	$840,000
1999	45,351	$327,000

A-   Includes 448,000 business consulting shares issued upon exercise of warrants for which a compensation charge of approximately $629,000 had been previously recognized.

B-   Includes 190,965 shares issued in settlement of amounts owed of approximately $269,000 (see Note H[4]).

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

Effective November 3, 2010, our board of directors terminated the 2007 Event Plan.  In connection with such termination, the board of directors, on December 2, 2010, granted 360,000 common stock options to certain engineer participants in the 2007 Event Plan, exercisable for 6 years at an exercise price of $5.00 per common share.  The transaction was considered a modification of a stock-based award and we recorded a charge of approximately $508,000.  The fair value the 360,000 options granted was estimated on the date of grant using the Black-Scholes option-pricing model.

[10] Restricted Shares Issued for Services and Rent

From 1998 through December 31, 2009, we granted an aggregate 360,638 restricted shares of common stock, valued at approximately $767,500, as payment for services and rent.

For the years ended December 31, 2012 and 2011, we issued 0 restricted shares of common stock.

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

By its terms, our 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. No options were granted or exercised under the 1998 Plan during the years ended December 31, 2012 and 2011.  In August 2011, 100,000 options previously granted to a consultant in 2001 for a ten-year period expired by their terms.

Through December 31, 2012, a total of 1,823,895 stock options had been granted under the 1998 Plan, no stock options had been exercised, and 1,282,047 stock options have expired.  As of December 31, 2012, there were 541,848 outstanding stock options under the 1998 Plan, all of which were fully vested.  The following table summarizes information relating to stock options outstanding under the 1998 Plan at December 31, 2012:

Options Outstanding and Exercisable

Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
541,848	$4.75	1.1	$0

As of December 31, 2012, we did not have any unrecognized stock compensation related to unvested awards under the 1998 Plan.

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

Effective January 28, 2011, our board of directors appointed Wesley K. Clark as a member of the board of directors. Our board voted to grant Gen. Clark a non-qualified stock option for 250,000 common shares under the 2011 Plan, effective January 28, 2011 and exercisable at $.90 per share. The option is conditioned upon Gen. Clark serving as a director and vests in four tranches of 62,500 shares on each of the four annual anniversary dates of January 28, 2011. The original terms of the option required the optionee to exercise each 62,500 tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche.  However, on March 20, 2012, the board approved a modification of these options to provide for a 10 year term with an expiration date of January 28, 2021, and this modification was subsequently approved by shareholders at the Company’s annual meeting on June 14, 2012.  We used the Black-Scholes option-pricing model to value the cost of this modification at approximately $56,000, which is being recognized ratably over the vesting periods of the respective tranches.

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

In December 2012, we granted a non-qualified stock option to a new director to acquire 250,000 common shares at an exercise price of $.70 per share, exercisable for 10 years.  The option vests in four tranches of 25% of the total granted shares on each of the four annual anniversary dates from the initial date of grant.

For the years ended December 31, 2012 and 2011, we granted 501,000 and 681,000 stock options under the 2011 Plan, and no options expired or were exercised.  As of December 31, 2012, there were 1,182,000 stock options outstanding under the 2011 Plan, 222,748 of which were vested.  At December 31, 2012, there were 1,818,000 options remaining available for future grant under the 2011 Plan.

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

On September 30, 2010, we granted a stock option for 5,150,000 common shares exercisable for ten years at an exercise price of $0.36 per common share to our newly appointed chief executive officer. The option vests and is exercisable as follows: 1,000,000 options vest and are exercisable immediately upon grant; a second 1,000,000 options vest and are exercisable upon the trading price of our common stock closing at a minimum of $1.00 per share; a third 1,000,000 options vest and are exercisable upon the trading price of our common stock closing at a minimum of $2.00 per share; a fourth 1,000,000 options vest and are exercisable upon the trading price of our common stock closing at a minimum of $3.00 per share and the balance of the options, namely 1,150,000 options, vest and are exercisable upon the trading price of our common stock closing at a minimum of $4.00 per share. We valued the option using a variation of a Black-Scholes model, with the following assumptions: (a) an average expected term of 8 years; (b) an expected forfeiture rate of 0%; (c) a risk-free interest rate of 2.1%; (d) an average volatility of 96%; and (f) a dividend yield of 0%. The weighted average value of a single option was determined to be $0.29. Immediate vesting was utilized for the initial tranche, and the shorter of the expected vesting period or the 5¼ years expected service period will be utilized to amortize the expense related to each of the other tranches, but amortization will be accelerated if the market price milestone is achieved prior to the end of the amortization period.  For the year ended December 31, 2010, three of the tranches met the vesting criteria and the expense associated with those tranches was accelerated accordingly.  Through December 31, 2012, no other tranches had vested.  We charged $873,000 to general and administrative expense during the year ended December 31, 2010, including $841,000 for the vesting of the first three tranches.  We charged $129,000 and $129,000 to general and administrative expense during the years ended December 31, 2011 and 2012, respectively, pertaining to this grant.

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

Also, on January 27, 2011, our shareholders approved the issuance of stock options for 100,000 common shares to a consultant acting in the capacity as a special adviser to the board. The options are exercisable at $.90 per common share.  Each option is conditioned upon the optionee continuing to serve as a consultant and vests in four tranches of 25,000 shares on each of the four annual anniversary dates of January 27, 2011.  The original terms of the 1,350,000 options granted on January 27, 2011 required the optionees to exercise each tranche within two and one-half months following the calendar year in which the tranche vests or lose the tranche.  However, on March 20, 2012, the board approved a modification of these options to provide for a 10 year term with a uniform expiration date of January 27, 2021, and this modification was subsequently approved by shareholders at the Company’s annual meeting on June 14, 2012.  We used the Black-Scholes option-pricing model to value the cost of this modification at approximately $304,000, which is being recognized ratably over the vesting periods of the respective tranches.

As of December 31, 2012, there were a total of 7,161,668 non-plan options outstanding, of which 3,936,668 were fully vested.  During the twelve-month periods ended December 31, 2012 and 2011, 462,500 and 62,500 non-plan stock options, respectively, became vested.  During the twelve-month periods ended December 31, 2012 and 2011, 98,332 and 0 non-plan stock options, respectively, were cancelled.  No non-plan stock options were exercised in 2012 or 2011.

For the years ended December 31, 2012 and 2011, we recorded compensation expense of $1,080,000 and $1,253,000, respectively, related to the non-Plan options.

(d)  Summary

For the years ended December 31, 2012 and 2011, compensation cost related to all stock options amounted to $1,360,000 and $1,446,000, respectively.  As of December 31, 2012, there was $1,354,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over the next  4 years.

The weighted average grant-date fair value of all stock options granted during the years ended December 31, 2012 and 2011 was $.68 and $1.32, respectively. The total grant date fair value of all stock options vested during the years ended December 31, 2012 and 2011 was approximately $694,000 and $82,000, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011
Expected Term (years)	6.0	4.0
Expected forfeiture rate	0%	0%
Risk-free rate	1.2%	1.2%
Volatility	131.3%	150.1%
Dividend yield	0.0%	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the years ended December 31, 2012 and 2011:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	6,551,848		$1.08
Granted	2,031,000	(A)	.95
Exercised	0		.00
Canceled or expired	(100,000)		5.00

Outstanding at January 1, 2012	8,482,848		$1.00
Granted	501,000		.76
Exercised	0		.00
Canceled or expired	(98,332)	(A)	5.00

Outstanding at December 31, 2012	8,885,516	(A)	$.94	7.5	$1,700,000

Exercisable at December 31, 2011	4,201,848		$1.36

Exercisable at December 31, 2012	4,701,264		$1.23	6.8	$990,000

Note (A) – Figures include 405,000 options that were granted in 2011 to replace options / warrants previously granted to certain engineering personnel.  The previously issued options / warrants will expire as the newer options vest on a one-to-one basis.  During 2012, 134,998 of these options vested, and 98,332 previously issued options and 36,666 previously issued warrants were cancelled concurrently in conjunction with the vesting of the 2011 options, leaving 306,668 options remaining to vest.

As of December 31, 2012, the exercise prices of all outstanding stock options, as well as all vested stock options, ranged from $.36 per share to $5.00 per share.

[12] Warrants

As of December 31, 2012, outstanding warrants to acquire shares of our common stock are as follows:

Exercise Price	Expiration	Number of Warrants Outstanding		Number of Warrants Exercisable
Not yet determinable	Not yet determinable	125,000	(a)	0
$.75	None	500,000	(b)	0
$.01	2015-2016	54,500	(c)	54,500
$.01	None	3,000	(d)	3,000
$5.00	None	75,000	(e)	75,000
$5.00	2016	83,334	(e)	83,334
$.01	None	60,000	(f)	60,000
$.01	2016	3,750	(g)	3,750
$1.00	None	20,500	(h)	20,500
$.44	2020	400,000	(i)	400,000
$3.75	2016	200,000	(j)	200,000
$5.00	2016	30,000	(k)	30,000
$5.00	2017	50,000	(l)	50,000
$5.00	2017	100,000	(m)	100,000
$2.50	2020	100,000	(n)	100,000
Not yet determinable	2021	1,625,000	(o)	1,625,000
		3,430,084		2,805,084

(a)   Exercisable only if we have an IPO and exercisable at the IPO price five years from IPO. Through December 31, 2012, we have not conducted an IPO.

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

(e)   In 2005, we issued 95,000 warrants to two engineering and administrative consultants, exercisable immediately at $5.00 per common share. During 2006, we issued an additional 100,000 warrants to these same consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if there is a commercializing event as determined by the board of directors. During 2008, these warrants were cancelled and new warrants were issued to the same consultants for an aggregate 195,000 shares exercisable until 2016 at $5.00 per common share and conditioned upon the happening of a commercializing event as determined by the board.  We recorded a charge of $249,000 in 2008 to general and administrative expense. In 2010, 95,000 of the total number of 195,000 warrants issued to these consultants were modified to eliminate both the term and the commercializing event condition for exercise.  The charge related to the 2010 modification was insignificant.  Effective in November 2011, 110,000 of these outstanding warrants were amended so that they will be cancelled in conjunction with the vesting of stock options that were granted to replace such warrants, with each option having an exercise price of $1.14 per share, and proportionate vesting on each of the succeeding anniversary dates over a three year period.  The approximately $16,000 expense related to the issuance of the stock options to replace the warrants is being amortized over the vesting period of the stock options. In the fourth quarter of 2012, 36,666 of these warrants were cancelled as the corresponding number of options vested.

(f)    During 2005, we issued 60,000 warrants to an engineering consultant exercisable immediately at $5.00 per common share and with no expiration date.

(g)   During 2005, we issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share and with a ten year term. During 2006, we issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share and with a ten year term. Through December 31, 2012, an aggregate of 194,599 of these warrants have been exercised for proceeds of approximately $1,258.  No warrants were exercised during 2012 or 2011.

(h)   During 2006, one investor purchased 20,500 warrants with no expiration date and an exercise price of $1.00 per common share, for a purchase price of $2,000.

(i)    During 2006, we issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. Effective October 15, 2010, these warrants were modified and reissued upon the mutual agreement of the parties. Effective October 15, 2010, we issued 400,000 warrants immediately exercisable at $.44 per common share for a period of ten years from the modification date.  As a result of the modification, we recorded a charge of $68,000 to general and administrative expenses in the fourth quarter of 2010.  No warrants were exercised during 2012 or 2011.

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

(o)   On September 23, 2011, we issued 1,625,000 common stock warrants in connection with the sale and issuance of a total of 16,250,000 shares of Series C Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $6,500,000.  The warrants have a ten (10) year term and are immediately exercisable for 1,625,000 shares of common stock.  The warrants are exercisable, at the holder’s election, for shares of our common stock in either a cash or cashless exercise.  The warrants have an exercise price equal to the greater of (i) $0.01 or (ii) eighty percent (80%) of the volume weighted average sale price per share of our common stock during the ten (10) consecutive trading days immediately preceding the notice of exercise.  The number of warrants and exercise price are subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock.  (See Note H[5](c).)

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

The following summarizes the activity of our outstanding warrants for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (years)		Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,841,750	$2.18	(B)
Granted	1,625,000	(A)
Exercised	0	0
Canceled or expired	0	0

Outstanding at January 1, 2012	3,466,750	$2.18	(B)
Granted	0	0
Exercised	0	0
Canceled or expired	(36,666)	5.00

Outstanding at December 31, 2012	3,430,084	$2.12	(B)	7.6	(C)	$366,000

Exercisable at December 31, 2011	2,841,750	$2.77

Exercisable at December 31, 2012	2,805,084	$2.70		7.6	(D)	$366,000

(A)  The warrants have an exercise price equal to the greater of (i) $0.01 or (ii) eighty percent (80%) of the volume weighted average sale price per share of our common stock during the ten (10) consecutive trading days immediately preceding the notice of exercise.
(B)  The weighted average exercise price for warrants outstanding as of December 31, 2012 and 2011 excludes 1,750,000 warrants in each period with no determined exercise price.
(C)  The weighted average remaining contractual term for warrants outstanding as of December 31, 2012 excludes 783,500 warrants with no expiration date.
(D)  The weighted average remaining contractual term for warrants exercisable as of December 31, 2012 excludes 158,500 warrants with no expiration date.

[13] Warrants Issued to Business, Financial and Engineering Consultants

In 2005, we issued 12,500 warrants to certain consultants, with an exercise price of $0.01 and valued at approximately $43,000. Of the total issued, 3,500 warrants were exercised in 2005 and 2006.  Another 6,000 of these warrants were exercised during the year ended December 31, 2010.

During the year ended December 31, 2005, we issued 210,000 warrants valued at approximately $377,000 to certain engineering consultants, immediately exercisable over a ten year term at an exercise price of $5.00 per common share. The engineering consultants holding 150,000 of these warrants agreed to cancel them in the fourth quarter of 2007 in exchange for their participation in the company’s 2007 Commercializing Event Plan. (See Note H [9].)

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

We issued 400,000 warrants valued at approximately $1,237,000 to a business consultant on August 18, 2006, immediately exercisable over a ten year term at an exercise price of $3.27 per common share. These warrants were modified and reissued upon mutual agreement of the parties effective October 15, 2010.  The modification resulted in a replacement warrant for 400,000 shares of common stock immediately exercisable at $.44 per common share for a period of ten years from the modification date.  As a result of the modification, we recorded a charge of $68,000 to general and administrative expenses in the fourth quarter of 2010.  (See Note H[12]).

On November 21, 2006, we issued 200,000 warrants valued at approximately $948,000 in connection with the engagement of a governmental affairs consultant, immediately exercisable over a ten year term at an exercise price of $3.75 per common share.

During the year ended December 31, 2006, we issued 295,000 warrants to certain engineering consultants, exercisable over a ten year term at an exercise price of $5.00 per common share but only if we were to consummate a commercializing event involving a transaction or series of transactions which results in the sale, license or other technology transfer of one or more of its technologies to a third party for value. These warrants are contingent upon an event occurring in the future and we will fair value these warrants when the contingency is resolved. The engineering consultants holding 295,000 of these warrants agreed to cancel them in the fourth quarter of 2007 in exchange for their participation in our 2007 Commercializing Event Plan. (See Note H [9].)

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

In 2008, we issued 195,000 warrants, valued at approximately $249,000, immediately exercisable for ten years at an exercise price of $5.00 per common share to engineering consultants.  In 2010, 95,000 of the total 195,000 warrants issued to these consultants were modified to eliminate the ten-year term and the commercializing event condition for exercise.  The charge related to the 2010 modification was insignificant.  (See Note H[12e].)

In 2010, we issued a warrant for 100,000 common shares exercisable for 10 years at $2.50 per common share to business consultants.

In December 2011, we amended 110,000 warrants previously issued to an engineering consultant in 2005 and 2006 so that these warrants will be cancelled in conjunction with the vesting of stock options that were issued to replace such warrants, with each option having an exercise price of $1.14 per share, and proportionate vesting on each of the succeeding anniversary dates over a three year period.  In 2012, 36,666 warrants were cancelled as the corresponding options vested.  (See Note H[11](b).)

In 2012 and 2011, 0 common stock warrants were exercised. (See Note H[12].)

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

NOTE I — COMMITMENTS AND OTHER MATTERS

[1] Leases

We lease a facility from a related party (see Note C[2]) located at 1999 Mount Read Blvd., Rochester, New York. On April 29, 2008, we executed a five and one-half year  lease for the premises (with a December 1, 2007 lease commencement date), providing for rent to be paid at a rate of $5,687 per month ($68,244 per annum) and in addition, for the payment of our proportionate share of yearly real estate taxes and yearly common area operating costs.  Under the lease, monthly rental payments commenced June 1, 2008 and were to continue through May 2013. The lease contained three 5-year renewal options and grants us an option to lease additional adjacent manufacturing and assembly space.

Effective October 24, 2012, we amended certain terms of the lease.  The primary changes that were made include a two-year extension of the current lease originally set to expire as of May 31, 2013 at the same rent rate, and the addition of two three-year renewal options with a 10% rate increase at each subsequent renewal period.  These renewal options replace the previous renewal options of three 5-year renewal periods which had incorporated 15% rate increases at each subsequent renewal period.  (See Note C[2].)

Rent expense for the years ended December 31, 2012 and 2011 was approximately $59,000 and $59,000, respectively.  Rent payments required under the amended lease for the years ending December 31, 2013, 2014 and 2015 amount to approximately $68,000, $68,000 and $28,000, respectively.

[2] Employment Agreements

Effective October 4, 2010, we appointed a new chief executive officer and executed a five year employment agreement pursuant to which we will pay base compensation of $50,000 per annum, which compensation increases to $200,000 per annum on the first day of the calendar year immediately following the calendar year in which we have adjusted EBITDA of at least $300,000 (earnings before interest, taxes, depreciation and amortization, but excluding all non-cash expenses associated with stock options). Under the agreement, the executive is entitled to a performance bonus based upon financial targets established each year in good faith by the Governance and Compensation Committee and the achievement of individual management objectives established annually by such committee. The executive is entitled to participate in all employee benefit plans as are provided from time to time for senior executives. If we terminate the executive without cause, remove him as CEO, or a change in control of the Company occurs, the executive is entitled to three years’ severance pay, consisting of base pay and any incentive compensation.

Effective October 18, 2010, we engaged a new chief financial officer under a letter agreement dated October 18, 2010.  If we terminate the executive, remove him as CFO, or a change in control of the company occurs, the executive is entitled to 12 months’ severance pay.

[3] Consulting Agreements

Effective July 1, 2010, in two separate agreements, we engaged the services of a consulting firm to provide expertise with business development initiatives, strategic planning and general funding opportunities.   We agreed to pay the consultant an annual retainer of $82,500 for both agreements combined, to be paid in quarterly installments.  We also agreed to pay the consultant a commission equal to 4% of the value received by us from third parties introduced by or through the auspices of the consultant for a period of a minimum of 4 years beyond the initial term of the agreement. The agreements were for one and two year terms.  On March 31, 2011, we signed a modification agreement pursuant to which, in exchange for a one-time payment of $17,250, all of the cash obligations under these two agreements were cancelled.  The obligation to pay a 4% commission with respect to the generation of business from efforts initiated by the consultant remains in effect through January 1, 2017.

On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant.  During 2012 and 2011, we recorded an expense of $2,000 and $0, respectively, for services rendered in relation to this agreement.

Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets.  The consulting agreement provides for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting.  Additional hours above this minimum will be billed at a rate of $120 per hour.

[4] Prototype Development Agreement

On January 28, 2011, we announced that we entered into a contract with a West Virginia remanufacturer of components for the mining and associated industrial equipment industry to develop, evaluate, manufacture and sell our IsoTorque® differential technology in mining shuttle cars.  The contract calls for us to design and build a prototype IsoTorque® unit for installation in a 21 SC model mining shuttle car. The remanufacturer will pay us $120,000 for the initial development. Upon successful completion of the prototype phase, the parties have agreed that we will sell 100% of the differential requirements for all 21 SC model mining shuttle cars remanufactured by the remanufacturer on an exclusive basis. Minimum purchase requirements will be established after the first anniversary of the agreement.  Through December 31, 2012, we have recorded $90,000 in revenue associated with this agreement, and we have received payment accordingly.

NOTE J — SUBSEQUENT EVENTS

On January 28, 2013, we issued a press release announcing that we have entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd.  Under the agreement, BAIC Motor Co., Ltd. will pay us to manufacture a number of prototypes of our IsoTorque® differential for one of BAIC's anticipated future car models. We will supply BAIC with these prototypes for their evaluation and testing.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Richard A. Kaplan, our chief executive officer, and Robert W. Fishback, our chief financial officer and principal accounting officer, as of December 31, 2012, have informed the board of directors that, based upon each of their evaluations of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-K), such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports it submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections or any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The audit committee of our board of directors meets with our independent registered public accounting firm and management periodically to discuss internal control over financial reporting, auditing and financial reporting matters. The audit committee reviews with our independent registered public accountants the scope and the results of the audit effort. The audit committee’s report can be found in the definitive proxy statement issued in connection with the Company’s 2013 annual meeting of shareholders.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.”  Based upon its assessment, management concluded that as of December 31, 2012 internal control over financial reporting is effective.

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

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 19, 2013.  Information regarding our Executive Officers is found in Part I, Item 1 of this report.

Item 11.	EXECUTIVE COMPENSATION

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 19, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 19, 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 19, 2013.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 19, 2013.

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

3.6
Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing authorized common shares from 40,000,000 to 400,000,000, incorporated by reference to Form 10-K filed for fiscal year ended December 31, 2006;

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

10.27	Letter Agreement between Torvec, Inc. and SCIRE Corporation, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 27, 2012.

(11)	Statement re computation of per share earnings (loss)

Not applicable.

(14)	Code of Ethics

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

None.

(101)
The following materials from Torvec, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Statement of Earnings for the years ended December 31, 2012 and 2011 and for the Period from September 25, 1996 (Inception) through December 31, 2012, (ii) Statement of Financial Position at December 31, 2012 and 2011, (iii) Statement of Cash Flows for the years ended December 31, 2012 and 2011, and  for the Period from September 25, 1996 (Inception) through December 31, 2012 and (iv) Notes to Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.
Dated: March 8, 2013	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 8, 2013	By:	/s/ Richard A. Kaplan Richard A. Kaplan, Chief Executive Officer and Director

Dated: March 8, 2013	By:	/s/ Robert W. Fishback Robert W. Fishback, Chief Financial Officer, Principal Accounting Officer and Secretary

Dated: March 8, 2013	By:	/s/ Keith E. Gleasman Keith E. Gleasman, President and Director

Dated: March 8, 2013	By:	/s/ Thomas F. Bonadio Thomas F. Bonadio, Director

Dated: March 8, 2013	By:	/s/ Wesley K. Clark Wesley K. Clark, Director

Dated: March 8, 2013	By:	/s/ William W. Destler William W. Destler, Director

Dated: March 8, 2013	By:	/s/ Asher J. Flaum Asher J. Flaum, Director

Dated: March 8, 2013	By:	/s/ John W. Heinricy John W. Heinricy, Director

Dated: March 8, 2013	By:	/s/ Thomas J. Labus Thomas J. Labus, Director

Dated: March 8, 2013	By:	/s/ Charles N. Mills Charles N. Mills, Director

Dated: March 8, 2013	By:	/s/ E. Philip Saunders E. Philip Saunders, Director

Dated: March 8, 2013	By:	/s/ Gary A. Siconolfi Gary A. Siconolfi, Director

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications – CEO

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certifications – CFO

32	Section 1350 Certifications

101
The following materials from Torvec, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Statement of Earnings for the years ended December 31, 2012 and 2011 and for the Period from September 25, 1996 (Inception) through December 31, 2012, (ii) Statement of Financial Position at December 31, 2012 and 2011, (iii) Statement of Cash Flows for the years ended December 31, 2012 and 2011, and  for the Period from September 25, 1996 (Inception) through December 31, 2012 and (iv) Notes to Consolidated Financial Statements*

 * Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.