Form 10-Q
period 2013-03-31
TORVEC INC
filed 2013-05-06
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2013

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at April 30, 2013
Common Stock, $.01 par value	45,715,727

TORVEC, INC.
(a development stage company)

INDEX

PART I – FINANCIAL INFORMATION

Page
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	3

	Condensed Consolidated Statements of Operations – Three Month Periods Ended March 31, 2013 and 2012 and for the Period from September 25, 1996 (Inception) through March 31, 2013 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows – Three Month Periods Ended March 31, 2013 and 2012 and for the Period from September 25, 1996 (Inception) through March 31, 2013 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURE PAGE		30

EXHIBITS

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

TORVEC, INC.
(a development stage company)
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$2,891,000	$3,549,000
Inventories	80,000	65,000
Prepaid expenses and other current assets	40,000	22,000

Total current assets	3,011,000	3,636,000

Property and Equipment:
Office equipment and software	192,000	192,000
Shop equipment	174,000	171,000
Leasehold improvements	253,000	253,000
Transportation equipment	94,000	94,000
Construction in progress	8,000	0

	721,000	710,000
Less accumulated depreciation and amortization	325,000	293,000

Net property and equipment	396,000	417,000

Total Assets	$3,407,000	$4,053,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current portion	$111,000	$113,000
Accounts payable	97,000	99,000
Accrued liabilities	197,000	278,000

Total current liabilities	405,000	490,000

Notes payable, net of current portion	27,000	54,000

Total Liabilities	432,000	544,000

Commitments and other matters (Note H)	0	0

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at March 31, 2013 and December 31, 2012: 587,101 and 587,101, respectively	6,000	6,000
b) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at March 31, 2013 and December 31, 2012: 67,500 and 67,500, respectively	1,000	1,000

c) 16,250,000 designated as Class C, Voting, convertible, no dividend, shares issued and outstanding at March 31, 2013 and December 31, 2012: 16,250,000 and 16,250,000, respectively	162,000	162,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at March 31, 2013 and December 31, 2012: 45,715,727 and 45,715,727, respectively	457,000	457,000
Additional paid-in capital	66,239,000	66,010,000
Deficit accumulated during the development stage	(63,890,000)	(63,127,000)

Total Stockholders' Equity	2,975,000	3,509,000

Total Liabilities and Stockholders' Equity	$3,407,000	$4,053,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	September 25, 1996 (Inception) through March 31, 2013

Revenue	$0	$60,000	$512,000
Cost of Goods Sold	0	45,000	377,000

Gross Profit	0	15,000	135,000

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation expense	226,000	202,000	16,590,000
Stock-based compensation expense related to options and warrants	32,000	18,000	1,827,000
Total research and development	258,000	220,000	18,417,000
General and administrative:
G&A costs, excluding stock-based compensation expense	311,000	287,000	29,478,000
Stock-based compensation expense related to options and warrants	197,000	267,000	20,448,000
Total general and administrative	508,000	554,000	49,926,000
Asset impairments	0	0	1,071,000

Total costs and expenses	766,000	774,000	69,414,000

Loss from operations	(766,000)	(759,000)	(69,279,000)

Reversal of liability on cancellation of debt	0	0	1,541,000
Gain on litigation settlement	0	0	1,900,000
Other income	3,000	6,000	292,000

Loss before income tax benefits	(763,000)	(753,000)	(65,546,000)

Income tax benefits	0	0	384,000

Net Loss	(763,000)	(753,000)	(65,162,000)

Net loss attributable to non-controlling interest in subsidiary	0	0	1,272,000

Net Loss attributable to Torvec, Inc.	(763,000)	(753,000)	(63,890,000)

Preferred stock beneficial conversion feature	0	0	6,345,000
Issuance of warrants to preferred shareholders	0	0	812,000
Preferred stock dividends	66,000	67,000	2,280,000

Net Loss attributable to Torvec, Inc. common stockholders	$(829,000)	$(820,000)	$(73,327,000)

Net Loss per common share attributable to stockholders of Torvec, Inc.:
Basic and Diluted	$(0.02)	$(0.02)

Weighted average number of shares of common stock:
Basic and Diluted	45,716,000	45,700,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	September 25, 1996 (Inception) through March 31, 2013

Cash flows from operating activities:
Net loss	$(763,000)	$(753,000)	$(65,162,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,000	16,000	2,744,000
Gain on sale / disposition of fixed assets	0	0	(57,000)
Gain on sale of Ice Engineering license	0	0	(1,900,000)
Loss on impairment of license	0	0	1,071,000
Expenses financed via note with related party	0	0	27,000
Impairment of goodwill	0	0	19,000
Common stock issued for services	0	0	13,844,000
Compensatory common stock	0	0	2,463,000
Shares issued for future consulting services	0	0	103,000
Common stock issued in connection with commercializing event plan	0	0	63,000
Stock-based compensation related to stock options and warrants	229,000	285,000	22,010,000
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Stockholder contribution of services	0	0	4,220,000
Contribution to capital, Ford Truck	0	0	16,000
Reversal of liability	0	0	(1,541,000)
Changes in:
Accounts receivable	0	(60,000)	0
Inventories	(15,000)	0	(80,000)
Prepaid expenses and other current assets	(18,000)	28,000	132,000
Deferred liabilities	0	(2,000)	(91,000)
Change in accrued payroll taxes	(51,000)	(40,000)	23,000
Accounts payable and other accrued expenses	(32,000)	27,000	3,989,000

Net cash used in operating activities	(618,000)	(499,000)	(17,488,000)

Cash flows from investing activities:
Purchase of property and equipment	(11,000)	(6,000)	(524,000)
Cost of acquisition	0	0	(16,000)
Proceeds from sale of license	0	0	1,900,000
Proceeds from sale of fixed assets	0	0	59,000

Net cash (used in) provided by investing activities	(11,000)	(6,000)	1,419,000

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	0	0	9,223,000
Net proceeds from sales of preferred stock	0	0	9,931,000
Net proceeds from sale of subsidiary stock	0	0	234,000
Net proceeds from issuance of notes payable	0	0	57,000
Repayments of notes payable	(29,000)	(10,000)	(199,000)
Proceeds from loans	0	0	335,000
Repayments of loans	0	0	(109,000)
Repayment of officer & stockholder loans and advances	0	0	(147,000)
Distributions	0	0	(365,000)

Net cash (used in) provided by financing activities	(29,000)	(10,000)	18,960,000

Net (decrease) increase in cash and cash equivalents	(658,000)	(515,000)	2,891,000

Cash and cash equivalents at beginning of period	3,549,000	5,939,000	0

Cash and cash equivalents at end of period	$2,891,000	$5,424,000	$2,891,000

TORVEC, INC.
(a development stage company)
Condensed Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	September 25, 1996 (Inception) through March 31, 2013

Noncash investing and financing activities:
Preferred stock issued in payment of dividend	$0	$0	$61,000
Issuance of common stock for license	0	0	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	0	0	2,907,000
Notes payable exchanged for common stock	0	0	50,000
Advance settled with common stock	0	0	25,000
Loss on exchange of noncontrolling interest	0	0	232,000
Shares issued for future consulting services	0	0	103,000
Issuance of common stock for a finder’s fee	0	0	225,000
Advance from stockholder	0	0	250,000
Contribution of FTV Ford Truck	0	0	16,000
Ice Engineering LLC payable netted against receivable	0	0	91,000
Common stock issued in settlement of director fee payable	0	0	121,000
Common stock issued in settlement of patent expense	0	0	117,000
Issuance of common stock as payment for Preferred A and B dividends	0	0	207,000
Purchases of fixed assets with debt	0	0	250,000

Supplemental Disclosures:
Interest paid	2,000	1,000	89,000
Income taxes paid	0	0	1,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY AND BASIS OF PRESENTATION

The interim information contained herein with respect to the three month periods ended March 31, 2013 and 2012 and the period from September 25, 1996 (inception) through March 31, 2013 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three month periods ended March 31, 2013 and 2012 and since inception. The results are not necessarily indicative of results to be expected for the entire year. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at March 31, 2013 and December 31, 2012).  As of March 31, 2013, each of the subsidiaries is non-operational.  During 2012, we dissolved Creative Performance Consultants Inc., Variable Gear LLC, and Torvec China LLC.  We are intending to let Ice Surface Development, Inc. dissolve by proclamation.  All material intercompany transactions and account balances have been eliminated in consolidation.

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

 Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  There was $0 allowance for doubtful accounts as of March 31, 2013 and December 31, 2012, as determined by management.

Inventories: Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

Property and Equipment: Property and equipment are stated at cost.  Estimated useful lives are as follows:

Office Equipment and Software (years)	3	–	7
Leasehold Improvements	Lesser of useful life or lease term
Shop Equipment (years)		7
Transportation Equipment (years)	5	–	7

Depreciation and amortization are computed using the straight-line method.  Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized.  Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense).  Depreciation and amortization expense for the three month periods ended March 31, 2013 and 2012 amounted to $32,000 and $16,000, respectively.

Whenever events or circumstances indicate, our long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets.  If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment.  During the three month periods ended March 31 2013 and 2012, we recorded $0 in impairment charges.

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

The FASB’s (Financial Accounting Standards Board) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at March 31, 2013 and December 31, 2012.  The carrying amount of cash, accounts receivable, accounts payable, and accrued expenses approximates their fair value due to their short maturity.  The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

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

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of the Ice technology. Depreciation expense for the three month periods ended March 31, 2013 and 2012 that was charged to research and development was $10,000 and $5,000, respectively.

Patent costs for the three month periods ended March 31, 2013 and 2012 amounted to $45,000 and $43,000, respectively, and are included in general and administrative expenses.

Stock-based Compensation: FASB Accounting Standards Codification (“ASC”) 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values on the grant date. Under the modified prospective method that we adopted, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with ASC 718-10. Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with ASC 718-10, except that the grant date fair value of all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with ASC 718-10.

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

Income Taxes: We account for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We adopted FASB ASC 740-10 relating to “Accounting for uncertainty in income taxes” on January 1, 2008.  As a result of the implementation of FASB ASC 740-10, we recognized no adjustment for uncertain tax positions. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses.  The tax years 2009 through 2012 remain open to examination by the federal and state tax jurisdictions to which we are subject.

Loss per Common Share: FASB’s ASC 260-10 (previously known as: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At March 31, 2013 and 2012, we excluded 29,108,682 and 28,973,631 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at March 31, 2013 and 2012 as the conditions for their vesting are not time-based.

Recent Accounting Pronouncements: There have been no accounting pronouncements issued since January 1, 2012 that have had an impact on the reporting of the Company’s financial results.

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

Effective October 24, 2012, we amended certain terms of the lease for our Rochester facility.  The primary changes that were made include a two-year extension of the current lease originally set to expire as of May 31, 2013 at the same rent rate, and the addition of two three-year renewal options with a 10% rate increase at each subsequent renewal period.  These renewal options replace the previous renewal options of three five-year renewal periods which had incorporated 15% rate increases at each subsequent renewal period.  (See Note H[1].)

[3] On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant.  During the three month periods ended March 31, 2013 and 2012, we recorded an expense of $0 and $2,000, respectively, for services rendered in relation to this agreement.

[4] Effective on March 27, 2012, we hired Dr. William Mark McVea as our Chief Technology Officer.  Prior to joining the Company, Dr. McVea provided us with consulting services through KBE+, Inc., a group of consulting engineers engaged in the design and development of gear trains and power transmission devices, and of which Dr. McVea was the principal engineer and president.  At March 31, 2013 and 2012, we had an outstanding liability of $0 and $41,000 to KBE+, Inc. related to consulting services provided to the Company.

On April 30, 2012, we purchased various test equipment, office furniture, and supplies from KBE+, Inc. for a total of $162,500.  We have entered into a financing agreement with KBE+, Inc., whereby we are paying KBE+, Inc. over 24 months in equal monthly installments of approximately $6,800, beginning on May 1, 2012.  Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000, and as of March 31, 2013, the outstanding principal on the note was approximately $86,000.  Interest expense pertaining to this note amounted to approximately $1,000 and $0 for the three month periods ended March 31, 2013 and 2012, respectively.

In May 2012, we purchased certain additional testing tools and supplies from KBE+, Inc. for approximately $5,700.  At March 31, 2013, we had an outstanding payable of $1,000 to KBE+, Inc. related to this purchase.

NOTE D — INVENTORIES

At March 31, 2013 and December 31, 2012, the composition of inventories was:

	March 31, 2013	December 31, 2012
Raw Materials	$80,000	$65,000
Work in Process	0	0
Finished Goods	0	0
	$80,000	$65,000

NOTE E — ACCRUED LIABILITIES

At March 31, 2013 and December 31, 2012, accrued liabilities consist of the following:

	March 31, 2013	December 31, 2012
Accrued Compensation	$23,000	$51,000
Accrued Payroll Taxes Payable	161,000	212,000
Accrued Legal	2,000	8,000
Other	11,000	7,000
	$197,000	$278,000

NOTE F — NOTES PAYABLE

As of March 31, 2013 and December 31, 2012, notes payable consists of the following:

	March 31, 2013	December 31, 2012
Additional Office Space (1)	$2,000	$6,000
Copy Machine (2)	5,000	5,000
Engineering Design Software (3)	31,000	36,000
Test Equipment and Supplies (4)	86,000	105,000
Automobile (5)	14,000	15,000
	$138,000	$167,000

(1)
In November 2010, we completed a construction project for some additional office space at our leased corporate office facility.  The cost of the leasehold improvement was $32,500 and the landlord agreed to finance this cost over the remaining initial term of the lease which expires in May 2013.  The monthly payments are approximately $1,100 per month, with an implicit interest rate of approximately 2.5%.  At December 31, 2012, the outstanding balance on this note was approximately $6,000, all of which was classified as a current liability.  At March 31, 2013, the outstanding balance on this note was approximately $2,000, all of which was classified as a current liability.

(2)
In November 2010, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout.  The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170 with an implicit interest rate of approximately 5.3%.  At December 31, 2012, the outstanding balance on this note was approximately $5,000, of which $3,000 was classified as a non-current liability.  At March 31, 2013, the outstanding balance on this note was approximately $5,000, of which $3,000 was classified as a non-current liability.

(3)
In August 2011, we financed the purchase of engineering design software, along with a one-year maintenance agreement, through a three year loan maturing in August 2014, and collateralized by the software.  The total cost of the software and the maintenance agreement was approximately $64,800.  The monthly payments are approximately $2,100 per month with an implicit interest rate of approximately 9.6%.  At December 31, 2012, the outstanding balance on this note was approximately $36,000, of which $14,000 was classified as a non-current liability. At March 31, 2013, the outstanding balance on this note was approximately $31,000, of which $8,000 was classified as a non-current liability.

(4)
In April 2012, we financed the purchase of various test equipment, office furniture, and supplies from KBE+, Inc. (of which our chief technology officer is an officer) through a 24 month promissory note for a total amount to be paid of $162,500.  Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000.  The monthly payments are approximately $6,800 per month.  At December 31, 2012, the outstanding balance on this related party note was approximately $105,000, of which $27,000 was classified as a non-current liability.  At March 31, 2013, the outstanding balance on this related party note was approximately $86,000, of which $7,000 was classified as a non-current liability.

(5)
In August 2012, we purchased an automobile for $16,600, a vehicle that we had previously been leasing.  We financed this purchase with a 36- month promissory note.  The interest rate on the loan is approximately 10%, and the payments are approximately $540 per month.  At December 31, 2012, the outstanding balance on this note was approximately $15,000, of which $10,000 was classified as a non-current liability.  At March 31,2013, the outstanding balance on this note was approximately $14,000, of which $9,000 was classified as a non-current liability.

NOTE G — STOCKHOLDERS’ EQUITY

[1] Preferred Stock

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

Since its designation in March 2002, we have sold an aggregate 765,512 shares of Class A Preferred for proceeds of approximately $3,062,000.  We sold 0 Class A Preferred shares during the three month period ended March 31, 2013 and the year ended December 31, 2012.

Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 189,750 Class A Preferred into our common stock (on a one to one basis) through March 31, 2013.  There were 0 Class A Preferred shares converted in each of the three month periods ended March 31, 2013 and 2012, respectively.

For each of the three month periods ended March 31, 2013 and 2012, we settled 0 Class A Preferred dividends.  Since its inception in March 2002 through March 31, 2013, we have settled an aggregate Class A Preferred dividend amounting to approximately $242,000 through the issuance of 11,339 Class A Preferred shares and 100,924 common shares.

At March 31, 2013, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends.  The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $1,846,000 at March 31, 2013.

In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.  The value of the Class A Preferred shareholders’ liquidation preference was approximately $1,846,000 and $1,788,000 at March 31, 2013 and December 31, 2012, respectively.  In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred shares at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

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

Subject to the dividend rights and privileges of our Class A Preferred, the holders of the Class B Preferred are entitled to receive cumulative preferential dividends in the amount of $.50 per share of Class B Preferred for each annual dividend period.

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

Since its designation in September 2004, we have sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500.  We sold 0 Class B Preferred shares during the three month periods ended March 31, 2013 and 2012.

Since its designation, Class B Preferred shareholders have converted an aggregate 30,000 Class B Preferred into our common stock (on a one to one basis) through March 31, 2013.  Through March 31, 2013, we have issued 0 Class B Preferred shares to converting Class B Preferred shareholders as a dividend.

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof.  During each of the three month periods ended March 31, 2013 and 2012, we issued 0 shares of restricted common stock in payment of Class B dividends.  Cumulatively through March 31, 2013, we have issued 35,431 restricted common shares in payment of Class B dividends amounting to approximately $51,000.

At March 31, 2013, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $260,000.  In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred and our Class A Preferred, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends.  The value of the Class B Preferred shareholders’ liquidation preference was $260,000 and $251,000 at March 31, 2013 and December 31, 2012, respectively.  In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

The Class C Preferred shares have no right to receive dividends and have no redemption right. The Class C Preferred shares vote with the common stock on an as-converted basis.  Class C Preferred is also entitled to participate pro rata in dividends declared and distributions made with respect to all classes of our outstanding equity.

The associated warrants have a ten (10) year term and are immediately exercisable for 1,625,000 shares of common stock.  The warrants are exercisable, at the holder’s election, for shares of the Company’s common stock in either a cash or cashless exercise. The warrants have an exercise price equal to the greater of (i) $0.01 or (ii) eighty percent (80%) of the volume weighted average sale price per share of our common stock during the ten (10) consecutive trading days immediately preceding the notice of exercise.  The number of warrants and exercise price are subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock.  At the time of issuance, we estimated a value of $.50 per warrant, or a total of approximately $812,000, using a weighted average of assigned probabilities for various gain scenarios at certain price points based on expected volatility.  As a result of the combined issuance of the Class C Preferred stock with the associated warrants, we reflected a non-cash distribution on the Class C Preferred shares for the warrants issued in our consolidated statements of operations for 2011.  (See Note G[3](o).)

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

Cumulatively through March 31, 2013, Class C Preferred shareholders have converted 0 shares of Class C Preferred into common stock.  At March 31, 2013, there were 16,250,000 shares of Preferred C stock outstanding.  The value of the Class C Preferred shareholders’ liquidation preference was $6,500,000 at March 31, 2013.

[2] Stock Options

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

By its terms, our 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. There were 0 options exercised under the 1998 Plan during each of the three month periods ended March 31, 2013 and 2012.

Through March 31, 2013, a total of 1,823,895 stock options had been granted under the 1998 Plan, 0 stock options had been exercised, and 1,282,047 stock options have expired.  As of March 31, 2013, there were 541,848 outstanding stock options under the 1998 Plan, all of which were fully vested.  The following table summarizes information relating to stock options outstanding under the 1998 Plan at March 31, 2013:

Options Outstanding and Exercisable
Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
541,848	$4.75	0.9	$0

As of March 31, 2013, we had $0 unrecognized stock compensation related to unvested awards under the 1998 Plan.

(b)	2011 Stock Option Plan

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

During the three month period ended March 31, 2013, we granted 0 stock options under the 2011 Plan, 125,250 options became vested, and 0 options expired or were exercised.  During the three month period ended March 31, 2012, we granted 250,000 stock options under the 2011 Plan, 62,750 options became vested, and 0 options expired or were exercised. As of March 31, 2013, there were 1,182,000 stock options outstanding under the 2011 Plan, 347,998 of which were vested.  At March 31, 2013, there were 1,818,000 options remaining available for future grant under the 2011 Plan.

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

During the three month period ended March 31, 2013, there were 0 non-plan stock options granted.

As of March 31, 2013, there were a total of 7,161,668 non-plan options outstanding, of which 4,274,168 were fully vested.  During the three month period ended March 31, 2013, we granted 0 non-plan stock options, 337,500 options became vested, and 0 options were exercised or cancelled.  During the three month period ended March 31, 2012, we granted 0 non-plan stock options, 337,500 options became vested, and 0 options were exercised or cancelled.

(d)	Summary

For the three month periods ended March 31, 2013 and 2012, compensation cost related to all stock options amounted to $229,000 and $285,000, respectively.  As of March 31, 2013, there was $1,125,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over the next 3 ¾ years.

The weighted average grant-date fair value of all stock options granted during the three month period ended March 31, 2012 was $.74 per share; no stock options were granted during the three month period ended March 31, 2013. The total grant date fair value of all stock options vested during the three month periods ended March 31, 2013 and 2012 was approximately $680,000 and $605,000, respectively.

The fair value of each option granted during the three month period ended March 31, 2012 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2012
Expected Term (years)	6.0
Expected forfeiture rate	0%
Risk-free rate	1.3%
Volatility	132.5%
Dividend yield	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the three month period ended March 31, 2103:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	8,885,516	(A)	$.94
Granted	0		0
Exercised	0		0
Canceled or expired	0		0

Outstanding at March 31, 2013	8,885,516	(A)	$.94	7.2	$1,700,000

Exercisable at March 31, 2013	5,164,014		$1.20	6.7	$990,000

Note (A) – Figures include the impact of 405,000 options that were granted in 2011 to replace options / warrants previously granted to certain engineering personnel.  The previously issued options / warrants will expire as the newer options vest on a one-to-one basis.  During the fourth quarter of 2012, 134,998 of these options vested, and 98,332 previously issued options and 36,666 previously issued warrants were cancelled concurrently in conjunction with the vesting of the 2011 options, leaving 270,002 options remaining to vest.

As of March 31, 2013, the exercise prices of all outstanding stock options, as well as all vested stock options, ranged from $.36 per share to $5.00 per share.

[3] Warrants

As of March 31, 2013, outstanding warrants to acquire shares of our common stock are as follows:

Exercise Price	Expiration	Number of Warrants Outstanding		Number of Warrants Exercisable
Not yet determinable	Not yet determinable	125,000	(a)	0
$.75	None	500,000	(b)	0
$.01	2015-2016	54,500	(c)	54,500
$.01	None	3,000	(d)	3,000
$5.00	None	75,000	(e)	75,000
$5.00	2016	83,334	(e)	83,334
$.01	None	60,000	(f)	60,000
$.01	2016	3,750	(g)	3,750
$1.00	None	20,500	(h)	20,500
$.44	2020	400,000	(i)	400,000
$3.75	2016	200,000	(j)	200,000
$5.00	2016	30,000	(k)	30,000
$5.00	2017	50,000	(l)	50,000
$5.00	2017	100,000	(m)	100,000
$2.50	2020	100,000	(n)	100,000
Not yet determinable	2021	1,625,000	(o)	1,625,000
		3,430,084		2,805,084

(a)	Exercisable only if we have an IPO and exercisable at the IPO price five years from IPO. Through March 31, 2013, we have not conducted an IPO.

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

(g)
During 2005, we issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share and with a ten year term. During 2006, we issued 135,849 warrants to investors along with their purchase of 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share and with a ten year term. Through March 31, 2013, an aggregate of 194,599 of these warrants have been exercised for proceeds of approximately $1,258.  There were 0 warrants exercised during the three month period ended March 31, 2013.

(h)	During 2006, one investor purchased 20,500 warrants with no expiration date and an exercise price of $1.00 per common share, for a purchase price of $2,000.

(i)
During 2006, we issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. Effective October 15, 2010, these warrants were modified and reissued upon the mutual agreement of the parties. Effective October 15, 2010, we issued 400,000 warrants immediately exercisable at $.44 per common share for a period of ten years from the modification date.  As a result of the modification, we recorded a charge of $68,000 to general and administrative expenses in the fourth quarter of 2010.  During the three month period ended March 31, 2013, 0 warrants were exercised.

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

(o)
On September 23, 2011, we issued 1,625,000 common stock warrants in connection with the sale and issuance of a total of 16,250,000 shares of Series C Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $6,500,000.  The warrants have a ten (10) year term and are immediately exercisable for 1,625,000 shares of common stock.  The warrants are exercisable, at the holder’s election, for shares of our common stock in either a cash or cashless exercise.  The warrants have an exercise price equal to the greater of (i) $0.01 or (ii) eighty percent (80%) of the volume weighted average sale price per share of our common stock during the ten (10) consecutive trading days immediately preceding the notice of exercise.  The number of warrants and exercise price are subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock.  (See Note G[1](c).)

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

The following summarizes the activity of our outstanding warrants for the three month period ended March 31, 2013:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (years)		Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,430,084	$2.12
Granted	0	0
Exercised	0	0
Canceled or expired	0	0

Outstanding at March 31, 2013	3,430,084	$2.12	(A)	7.3	(B)	$366,000

Exercisable at March 31, 2013	2,805,084	$2.70		7.3	(C)	$366,000

(A)	The weighted average exercise price for warrants outstanding as of March 31, 2013 excludes 1,750,000 warrants with no determined exercise price.

(B)	The weighted average remaining contractual term for warrants outstanding as of March 31, 2013 excludes 783,500 warrants with no expiration date.

(C)	The weighted average remaining contractual term for warrants exercisable as of March 31, 2013 excludes 158,500 warrants with no expiration date.

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

Rent expense for the three month periods ended March 31, 2013 and 2012 was approximately $17,000 and $15,000, respectively.  Rent payments required under the amended lease for the full years ending December 31, 2013, 2014 and 2015 amount to approximately $68,000, $68,000 and $28,000, respectively

[2] Employment Agreements

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

On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant.  During the three month periods ended March 31, 2013 and 2012, we recorded an expense of approximately $0 and $2,000, respectively, for consulting services under the agreement.

Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets.  The consulting agreement provides for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting.  Additional hours above this minimum will be billed at a rate of $120 per hour.  During the three month period ended March 31, 2013, we recorded an expense of approximately $12,000 for consulting services under the agreement.

[4] Prototype Development Agreements

On January 28, 2011, we announced that we entered into a contract with a West Virginia remanufacturer of components for the mining and associated industrial equipment industry to develop, evaluate, manufacture and sell our IsoTorque® differential technology in mining shuttle cars.  The contract calls for us to design and build a prototype IsoTorque® unit for installation in a 21 SC model mining shuttle car. The remanufacturer will pay us $120,000 for the initial development. Upon successful completion of the prototype phase, the parties have agreed that we will sell 100% of the differential requirements for all 21 SC model mining shuttle cars remanufactured by the remanufacturer on an exclusive basis. Minimum purchase requirements will be established after the first anniversary of the agreement.  During the first quarter of 2012, we recorded $60,000 in revenue upon the completion of the second milestone.  In the three month period ended March 31, 2013, we recorded $0 in revenue related to this contract.  Through March 31, 2013, we have recorded a total of $90,000 in revenue associated with this agreement.

On January 28, 2013, we issued a press release announcing that we have entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd.  Under the agreement, BAIC Motor Co., Ltd. will pay us to manufacture a number of prototypes of our IsoTorque® differential for one of BAIC's anticipated future car models. We will supply BAIC with these prototypes for their evaluation and testing.  In the three month period ended March 31, 2013, we recorded $0 in revenue related to this contract.

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

During 2012 and into 2013, we have focused our development efforts toward developing a rear-wheel drive differential for two model platforms (for certain Corvette and Camaro models) that can be marketed and sold in the aftermarket.  During the fourth quarter of 2012, the test results of our design were still not satisfactory to us, so we are making appropriate design modifications to improve the IsoTorque’s high-impact durability.  Although we are now at a point where we feel there will be no problems under “normal” use, we are not the best we can be. We feel that if we are going to be a world class company, our product has to be world class in every way.  For that reason, we have decided not to begin to ship our differentials until we are completely satisfied with the product.  During the past few months, we have continued to enhance the design characteristics, and we will be conducting additional tests with prototype differentials to meet our stringent requirements.  While we are confident that there is nothing in the marketplace that can compete with the IsoTorque’s performance and safety, we must also make it the most dependable.

In anticipation of our ability to succeed, during 2012 we began efforts to sell the IsoTorque differential into the automobile aftermarket.  With limited effort, we have received orders for approximately 40 units for high powered Corvettes and Camaros. This along with feedback we have received makes us confident that we have a very saleable product.

In the meantime, we continue to have a great deal of interest from many companies.  During the fourth quarter of 2012, we sent two IsoTorques to a large OEM for internal functional model development, and in April 2013 they conducted some initial testing.

Pending the successful work on the present IsoTorque configuration, we expect to begin designing an IsoTorque for other sizes of differentials for additional rear-wheel drive applications, as well as for front-wheel drive vehicles.  We believe that our IsoTorque design could create a very significant breakthrough in front-wheel drive technology.

In January 2013, after many months of discussions, we entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd. (“BAIC”).  Under the agreement, BAIC will pay us to manufacture a number of prototypes of our IsoTorque differential for one of BAIC’s anticipated future car models.  Torvec will supply BAIC with these prototypes for its evaluation and testing.  This is a great opportunity for Torvec to work with an established auto manufacturer in the world’s largest automotive market.  We are awaiting a formal written purchase order, documentation and specific hardware from BAIC before we initiate work on this development effort, in accordance with the written agreement.

In addition to the automotive sector, we continue to market into off-highway markets such as mining and construction.  In January 2011, we entered into development contract with a West Virginia remanufacturer of components for mining and associated industrial equipment to develop an IsoTorque differential prototype to demonstrate its feasibility to alleviate steering problems associated with mining shuttle cars.  The contract calls for us to jointly evaluate the performance and durability of the prototype units and upon successful evaluation, to build and sell IsoTorque differentials to our customer for incorporation in 21 SC mining cars it remanufactures for the mining industry.  If the prototype test is successful, the contract calls for us to furnish the remanufacturer with all of their differential requirements during the three year contract term, as mutually extended.  During the first quarter of 2012, we shipped two prototype IsoTorque differentials to our customer, who is planning to install and test them in a vehicle.  However, due to a significant slowdown in the mining industry, the testing of our prototype continues to be delayed longer than anticipated.  We are hopeful that the testing will take place sometime during 2013, depending on market conditions.  Based on the results of the test installation, which could take up to six months or longer in a mining application, we are hopeful that the customer will place a production order for these differentials.

Torvec Hydraulic Pump –

During 2012, we invested in software, test equipment and personnel to enhance our development efforts.  During the year, we went through a drastic redesign of the Torvec Hydraulic Pump to improve the overall performance of our pump while maintaining the significant advantages we have in size and weight.  In the fourth quarter of 2012, we completed the assembly of two newly redesigned prototypes.  We built our own testing facility for initial testing, which would have otherwise taken place at a third party testing facility, and we were pleased with the test results that we achieved.  Based on the test results and the guidance of hydraulics expert, Mr. Thomas J. Labus who was elected to Torvec’s board of directors in December 2012, we modified our designs during the first quarter of 2013 and are now planning to assemble and test this design with working prototypes during the second quarter of 2013.  Following our successful internal testing, we expect to go to our independent testing facility for full testing within the next 3 to 6 months. Depending on the test results, we are targeting to begin marketing this product to potential customers later in 2013.  We are also working on additional patents as a result of engineering breakthroughs in our redesign.

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

2) to design, build and provide IsoTorque differentials to domestic and foreign OEMs, to engage with manufacturers in the performance and durability evaluation of our IsoTorque in rear-wheel and front-wheel drive applications, and to market the IsoTorque to manufacturers for use in their future vehicle platforms, including automotive and truck fleets;

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

(C) Company Revenue and Expenses

Three Month Periods Ended March 31, 2013 and 2012

There was no revenue reported for the three month period ended March 31, 2013, compared with $60,000 for the three month period ended March 31, 2012.  The revenue that was generated in 2012 resulted from the completion of a particular milestone on a prototype development contract for a mining car differential.  No cost of goods sold were reflected in 2013, while the cost of goods sold in 2012 was $45,000, or 75% of revenue.  Gross profit for the three month period ended March 31, 2012 was $15,000, or 25%.

Research and development expenses for the three months ended March 31, 2013 amounted to $258,000 as compared to $220,000 for the comparable period in 2012.  Non-cash stock-based compensation expense attributable to stock options for the three months ended March 31, 2013 was $32,000, compared with $18,000 for the three months ended March 31, 2012.  Excluding the non-cash stock-based compensation expense, research and development expenses for the three month period ended March 31, 2013 amounted to $226,000, an increase of $24,000, or 12%, from $202,000 recorded in the same period in 2012.  The increase in 2013 was mainly attributable to higher personnel-related costs.

General and administrative expense for the three months ended March 31, 2013 amounted to $508,000 compared to $554,000 for 2012.  Non-cash stock-based compensation expense attributable to stock options for the three months ended March 31, 2013 was $197,000, a decrease of $70,000 from $267,000 for the three months ended March 31, 2012 that primarily resulted from the completion of expensing for certain options that had met their vesting milestones.  Excluding the non-cash stock-based compensation expense, general and administrative expense for the first quarter of 2013 amounted to $311,000 compared to $287,000 in 2012.  The increase of $24,000, or 8%, resulted primarily from higher professional fees for tax-related work.

The loss from operations for the three month period ended March 31, 2013 was $766,000, compared with a loss from operations in 2012 of $759,000.  The change in other income from $6,000 in 2012 to $3,000 in 2013 was primarily a result of lower interest income from lower cash balances.  Preferred stock dividends amounted to $66,000 and $67,000 in 2013 and 2012, respectively.

The net loss attributable to common stockholders for the three month period ended March 31, 2103 was $829,000 as compared to a net loss for the same period in 2012 of $820,000.  The weighted average diluted common shares outstanding amounted to 45,716,000 and 45,700,000 for the three month periods ended March 31, 2013 and 2012, respectively.  Diluted net loss per common share for each of the three month periods ended March 31, 2013 and 2012 was $.02.

(D) Liquidity and Capital Resources

As of March 31, 2013, cash and cash equivalents totaled $2,891,000, a decrease of $658,000 from the beginning of the year.  During the three months ended March 31, 2013, we used $618,000 of cash in operating activities, an increase of $119,000 over the same period in 2012.  A reported net loss of $763,000 for the first three months of 2013, offset in part mainly by non-cash stock-based compensation of $229,000, resulted in cash used in operating activities amounting to $618,000 for the three month period ended March 31, 2013.   In 2012, a reported net loss of $753,000, offset in part mainly by $285,000 of non-cash stock-based compensation, resulted in cash used in operating activities of $499,000 for the three months ended March 31, 2012.

We used a net of $11,000 in cash for investing activities in the first three months of 2013 for the purchase of property and equipment.  During the first three months of 2012, we used $6,000 in cash for investing activities to purchase fixed assets.

During the three month period ended March 31, 2013, we used $29,000, for financing activities, resulting from payments on outstanding notes payable.  During the first three months of 2012, we used $10,000 for financing activities pertaining to payments on outstanding notes payable.

During each of the three month periods ended March 31, 2013 and 2012, we issued 0 shares of common stock.

Current Cash Outlook

For the period from September 1996 (inception) through March 31, 2013, we have accumulated a deficit of $63,890,000.  At March 31, 2013, we have stockholders’ equity of $2,975.000, current liabilities of $405,000 and working capital of $2,606,000.  We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations.  In September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new class of preferred stock.  The proceeds from this transaction are being used to support the ongoing development and marketing of our core technologies and product initiatives.  Presently, we anticipate that our operating cash requirements for the full year of 2013 will be in the range of approximately $2,200,000.  In addition, we are expecting to spend approximately $100,000 on capital expenditures for the development of in-house testing equipment and approximately $100,000 on payments to reduce notes payable balances during the full year of 2013.  We believe that based upon our current cash position and the current outlook for our business operations, we have sufficient cash to continue operations through March 31, 2014.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements.  It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses.  As of March 31, 2013, there was $0 accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of March 31, 2013, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no significant changes to the risk factors facing the Company as disclosed in our Form 10-K for the year ended December 31, 2012.

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

None

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

10.2	Stock Option Agreement dated September 30, 2010 between the Company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

10.3	Employment Agreement dated October 4, 2010 between the Company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

10.4	Letter Agreement dated October 18, 2010 between the Company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010;

10.5	Stock Option Agreement dated October 18, 2010 between the Company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010;

10.6	2011 Stock Option Plan and template agreements to be used to grant options thereunder, incorporated by reference to annual report (Form 10-K) filed March 29, 2011;

10.7	Agreement dated December 13, 2010 between Heinrocket Inc. as Consultant and Torvec, Inc., incorporated by reference to annual report (Form 10-K) filed March 29, 2011.

10.8
Securities Purchase Agreement by and among Torvec, Inc., a New York corporation, B. Thomas Golisano, and each purchaser listed on the Schedule of Purchasers attached thereto, dated September 23, 2011, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

10.9	Form of Warrant to Purchase Common Stock of Torvec, Inc., incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

10.10	Form of Directors Subscription Agreement, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

10.11
Investors’ Rights Agreement by and between Torvec, Inc., a New York corporation, B. Thomas Golisano, Charles T. Graham, and David Still, dated September 23, 2011, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

10.12	Letter Agreement between Torvec, Inc. and SCIRE Corporation, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 27, 2012.

(11)	Statement re computation of per share earnings (loss)

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

None.

(101)
The following materials from Torvec, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2013 and 2012 and for the period from September 25, 1996 (Inception) through March 31, 2013, (ii) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012, and  for the period from September 25, 1996 (Inception) through March 31, 2013 and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORVEC, INC.

Date: May 6, 2013	By:	/s/ Richard A. Kaplan
Richard A. Kaplan
Chief Executive Officer

Date: May 6, 2013	By:	/s/ Robert W. Fishback
Robert W. Fishback
Chief Financial Officer and Principal Accounting Officer