Form 10-Q
period 2013-06-30
TORVEC INC
filed 2013-08-07
CIK 1063197

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2013

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at July 31, 2013
Common Stock, $.01 par value	45,715,727

TORVEC, INC.
(a development stage company)

INDEX

PART I – FINANCIAL INFORMATION

Page
Item 1. Financial Statements
3
Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012

Condensed Consolidated Statements of Operations – Three and Six Month Periods Ended June 30, 2013 and	4
2012 and for the Period from September 25, 1996 (Inception) through June 30, 2013 (unaudited)

Condensed Consolidated Statements of Cash Flows –Six Month Periods Ended June 30, 2013 and
2012 and for the Period from September 25, 1996 (Inception) through June 30, 2013 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Mine Safety Disclosures	27

Item 5. Other Information	27

Item 6. Exhibits	28

SIGNATURE PAGE	31

EXHIBITS

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TORVEC, INC.
(a development stage company)
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,325,000	$3,549,000
Inventories	78,000	65,000
Prepaid expenses and other current assets	33,000	22,000

Total current assets	2,436,000	3,636,000

Property and Equipment:
Office equipment and software	195,000	192,000
Shop equipment	174,000	171,000
Leasehold improvements	253,000	253,000
Transportation equipment	94,000	94,000
Construction in progress	13,000	0

	729,000	710,000
Less accumulated depreciation and amortization	354,000	293,000

Net property and equipment	375,000	417,000

Total Assets	$2,811,000	$4,053,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current portion	$97,000	$113,000
Accounts payable	48,000	99,000
Accrued liabilities	189,000	278,000

Total current liabilities	334,000	490,000

Notes payable, net of current portion	12,000	54,000

Total Liabilities	346,000	544,000

Commitments and other matters (Note H)	0	0

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at June 30, 2013 and December 31, 2012: 587,101 and 587,101, respectively	6,000	6,000
b) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at June 30, 2013 and December 31, 2012: 67,500 and 67,500, respectively	1,000	1,000
c) 16,250,000 designated as Class C, Voting, convertible, no dividend, shares issued and outstanding at June 30, 2013 and December 31, 2012: 16,250,000 and 16,250,000, respectively	162,000	162,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at June 30, 2013 and December 31, 2012: 45,715,727 and 45,715,727, respectively	457,000	457,000
Additional paid-in capital	66,418,000	66,010,000
Deficit accumulated during the development stage	(64,579,000)	(63,127,000)

Total Stockholders' Equity	2,465,000	3,509,000

Total Liabilities and Stockholders' Equity	$2,811,000	$4,053,000

See notes to condensed consolidated financial statements.

 TORVEC, INC.

 (a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	September 25, 1996 (Inception) through June 30, 2013

Revenue	$0	$0	$0	$60,000	$512,000
Cost of Goods Sold	0	0	0	45,000	377,000

Gross Profit	0	0	0	15,000	135,000

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation expense	287,000	218,000	513,000	420,000	16,877,000
Stock-based compensation expense related to options and warrants	21,000	42,000	53,000	60,000	1,848,000
Total research and development	308,000	260,000	566,000	480,000	18,725,000
General and administrative:
G&A costs, excluding stock-based compensation expense	223,000	340,000	534,000	627,000	29,701,000
Stock-based compensation expense related to options and warrants	158,000	438,000	355,000	705,000	20,606,000
Total general and administrative	381,000	778,000	889,000	1,332,000	50,307,000
Asset impairments	0	0	0	0	1,071,000

Total costs and expenses	689,000	1,038,000	1,455,000	1,812,000	70,103,000

Loss from operations	(689,000)	(1,038,000)	(1,455,000)	(1,797,000)	(69,968,000)

Reversal of liability on cancellation of debt	0	0	0	0	1,541,000
Gain on litigation settlement	0	0	0	0	1,900,000
Other income	0	27,000	3,000	33,000	292,000

Loss before income tax benefits	(689,000)	(1,011,000)	(1,452,000)	(1,764,000)	(66,235,000)

Income tax benefits	0	0	0	0	384,000

Net Loss	(689,000)	(1,011,000)	(1,452,000)	(1,764,000)	(65,851,000)

Net loss attributable to non-controlling interest in subsidiary	0	0	0	0	1,272,000

Net Loss attributable to Torvec, Inc.	(689,000)	(1,011,000)	(1,452,000)	(1,764,000)	(64,579,000)

Preferred stock beneficial conversion feature	0	0	0	0	6,345,000
Issuance of warrants to preferred shareholders	0	0	0	0	812,000
Preferred stock dividends	66,000	67,000	132,000	134,000	2,346,000

Net Loss attributable to Torvec, Inc. common stockholders	$(755,000)	$(1,078,000)	$(1,584,000)	$(1,898,000)	$(74,082,000)

Net Loss per common share attributable to stockholders of Torvec, Inc.:
Basic and Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of shares of common stock:
Basic and Diluted	45,716,000	45,710,000	45,716,000	45,705,000

See notes to condensed consolidated financial statements.

TORVEC, INC.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	September 25, 1996 (Inception) through June 30, 2013

Cash flows from operating activities:
Net loss	$(1,452,000)	$(1,764,000)	$(65,851,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,000	35,000	2,773,000
Gain on sale / disposition of fixed assets	0	(22,000)	(57,000)
Gain on sale of Ice Engineering license	0	0	(1,900,000)
Loss on impairment of license	0	0	1,071,000
Expenses financed via note with related party	0	27,000	27,000
Impairment of goodwill	0	0	19,000
Common stock issued for services	0	0	13,844,000
Compensatory common stock	0	0	2,463,000
Shares issued for future consulting services	0	0	103,000
Common stock issued in connection with commercializing event plan	0	0	63,000
Stock-based compensation related to stock options and warrants	408,000	765,000	22,189,000
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Stockholder contribution of services	0	0	4,220,000
Contribution to capital, Ford Truck	0	0	16,000
Reversal of liability	0	0	(1,541,000)
Changes in:
Inventories	(13,000)	0	(78,000)
Prepaid expenses and other current assets	(11,000)	4,000	139,000
Deferred liabilities	0	(4,000)	(91,000)
Change in accrued payroll taxes	(109,000)	(81,000)	(35,000)
Accounts payable and other accrued expenses	(31,000)	(20,000)	3,990,000

Net cash used in operating activities	(1,147,000)	(1,060,000)	(18,017,000)

Cash flows from investing activities:
Purchase of property and equipment	(19,000)	(23,000)	(532,000)
Cost of acquisition	0	0	(16,000)
Proceeds from sale of license	0	0	1,900,000
Proceeds from sale of fixed assets	0	22,000	59,000

Net cash (used in) provided by investing activities	(19,000)	(1,000)	1,411,000

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	0	0	9,223,000
Net proceeds from sales of preferred stock	0	0	9,931,000
Net proceeds from sale of subsidiary stock	0	0	234,000
Net proceeds from issuance of notes payable	0	0	57,000
Repayments of notes payable	(58,000)	(31,000)	(228,000)
Proceeds from loans	0	0	335,000
Repayments of loans	0	0	(109,000)
Repayment of officer & stockholder loans and advances	0	0	(147,000)
Distributions	0	0	(365,000)

Net cash (used in) provided by financing activities	(58,000)	(31,000)	18,931,000

Net (decrease) increase in cash and cash equivalents	(1,224,000)	(1,092,000)	2,325,000

Cash and cash equivalents at beginning of period	3,549,000	5,939,000	0

Cash and cash equivalents at end of period	$2,325,000	$4,847,000	$2,325,000

See notes to condensed consolidated financial statements.

TORVEC, INC.

(a development stage company)

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	September 25, 1996 (Inception) through June 30, 2013

Noncash investing and financing activities:
Preferred stock issued in payment of dividend	$0	$0	$61,000
Issuance of common stock for license	0	0	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	0	0	2,907,000
Notes payable exchanged for common stock	0	0	50,000
Advance settled with common stock	0	0	25,000
Loss on exchange of noncontrolling interest	0	0	232,000
Shares issued for future consulting services	0	0	103,000
Issuance of common stock for a finder’s fee	0	0	225,000
Advance from stockholder	0	0	250,000
Contribution of FTV Ford Truck	0	0	16,000
Ice Engineering LLC payable netted against receivable	0	0	91,000
Common stock issued in settlement of director fee payable	0	0	121,000
Common stock issued in settlement of patent expense	0	0	117,000
Issuance of common stock as payment for Preferred A and B dividends	0	36,000	207,000
Purchases of fixed assets with debt	0	127,000	250,000

Supplemental Disclosures:
Interest paid	5,000	4,000	92,000
Income taxes paid	0	0	1,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY AND BASIS OF PRESENTATION

The interim information contained herein with respect to the three and six month periods ended June 30, 2013 and 2012 and the period from September 25, 1996 (inception) through June 30, 2013 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and six month periods ended June 30, 2013 and 2012 and since inception. The results are not necessarily indicative of results to be expected for the entire year. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at June 30, 2013 and December 31, 2012). As of June 30, 2013, each of the subsidiaries is non-operational. During 2012, we dissolved Creative Performance Consultants Inc., Variable Gear LLC, and Torvec China LLC. We are intending to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  There was $0 allowance for doubtful accounts as of June 30, 2013 and December 31, 2012, as determined by management.

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

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and amortization expense for the three month periods ended June 30, 2013 and 2012 amounted to $29,000 and $19,000, respectively. Depreciation and amortization expense for the six month periods ended June 30, 2013 and 2012 amounted to $61,000 and $35,000, respectively.

Whenever events or circumstances indicate, our long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment. During the three and six month periods ended June 30, 2013 and 2012, we recorded $0 in impairment charges.

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

The FASB’s (Financial Accounting Standards Board) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at June 30, 2013 and December 31, 2012. The carrying amount of cash, accounts receivable, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

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

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of the Ice technology. Depreciation expense for the three month periods ended June 30, 2013 and 2012 that was charged to research and development was $10,000 and $7,000, respectively. Depreciation expense for the six month periods ended June 30, 2013 and 2012 that was charged to research and development was $20,000 and $12,000, respectively.

Patent costs for the three month periods ended June 30, 2013 and 2012 amounted to $29,000 and $59,000, respectively, and are included in general and administrative expenses. Patent costs for the six month periods ended June 30, 2013 and 2012 amounted to $74,000 and $102,000, respectively, and are included in general and administrative expenses.

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

Loss per Common Share: FASB’s ASC 260-10 (previously known as: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At June 30, 2013 and 2012, we excluded 29,074,764 and 28,945,735 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at June 30, 2013 and 2012 as the conditions for their vesting are not time-based.

Recent Accounting Pronouncements: There have been no accounting pronouncements issued since January 1, 2013 that have had a material impact on the reporting of the Company’s financial results.

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

[3] On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. During each of the three month periods ended June 30, 2013 and 2012, we recorded an expense of $0 for services rendered in relation to this agreement. During the six month periods ended June 30, 2013 and 2012, we recorded an expense of $0 and $2,000, respectively, for services rendered in relation to this agreement.

[4] Effective on March 27, 2012, we hired Dr. William Mark McVea as our Chief Technology Officer. Prior to joining the Company, Dr. McVea provided us with consulting services through KBE+, Inc., a group of consulting engineers engaged in the design and development of gear trains and power transmission devices, and of which Dr. McVea was the principal engineer and president. At the time Dr. McVea joined the Company in March 2012, we had an outstanding liability of $41,000 to KBE+, Inc. related to consulting services provided to the Company, which was paid in full by April 2012.

On April 30, 2012, we purchased various test equipment, office furniture, and supplies from KBE+, Inc. for a total of $162,500. We have entered into a financing agreement with KBE+, Inc., whereby we are paying KBE+, Inc. over 24 months in equal monthly installments of approximately $6,800, beginning on May 1, 2012. Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000, and as of June 30, 2013, the outstanding principal on the note was approximately $66,000. Interest expense pertaining to this note amounted to approximately $1,000 and $1,000 for the three month periods ended June 30, 2013 and 2012, respectively. Interest expense pertaining to this note amounted to approximately $2,000 and $1,000 for the six month periods ended June 30, 2013 and 2012, respectively.

In May 2012, we purchased certain additional testing tools and supplies from KBE+, Inc. for approximately $5,700. At June 30, 2013, the outstanding payable to KBE+, Inc. related to this purchase was fully paid.

[5] Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The consulting agreement provides for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting, plus travel costs. Additional hours above this minimum will be billed at a rate of $120 per hour. During the three and six month periods ended June 30, 2013, we recorded an expense of approximately $13,000 and $25,000, respectively, for consulting services and travel costs related to this agreement.

NOTE D — INVENTORIES

At June 30, 2013 and December 31, 2012, the composition of inventories was:

	June 30, 2013	December 31, 2012
Raw Materials	$78,000	$65,000
Work in Process	0	0
Finished Goods	0	0
	$78,000	$65,000

NOTE E — ACCRUED LIABILITIES

At June 30, 2013 and December 31, 2012, accrued liabilities consist of the following:

	June 30, 2013	December 31, 2012
Accrued Compensation	$46,000	$51,000
Accrued Payroll Taxes Payable	109,000	212,000
Accrued Legal	15,000	8,000
Other	19,000	7,000
	$189,000	$278,000

NOTE F — NOTES PAYABLE

As of June 30, 2013 and December 31, 2012, notes payable consists of the following:

	June 30, 2013	December 31, 2012
Additional Office Space (1)	$0	$6,000
Copy Machine (2)	5,000	5,000
Engineering Design Software (3)	26,000	36,000
Test Equipment and Supplies (4)	66,000	105,000
Automobile (5)	12,000	15,000
	$109,000	$167,000

(1)

In November 2010, we completed a construction project for some additional office space at our leased corporate office facility. The cost of the leasehold improvement was $32,500 and the landlord agreed to finance this cost over the remaining initial term of the lease which was scheduled to expire in May 2013. The monthly payments were approximately $1,100 per month, with an implicit interest rate of approximately 2.5%. At December 31, 2012, the outstanding balance on this note was approximately $6,000, all of which was classified as a current liability. At June 30, 2013, the note was fully paid.

(2)

In November 2010, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout. The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170 with an implicit interest rate of approximately 5.3%. At December 31, 2012, the outstanding balance on this note was approximately $5,000, of which $3,000 was classified as a non-current liability. At June 30, 2013, the outstanding balance on this note was approximately $5,000, of which $3,000 was classified as a non-current liability.

(3)

In August 2011, we financed the purchase of engineering design software, along with a one-year maintenance agreement, through a three year loan maturing in August 2014, and collateralized by the software. The total cost of the software and the maintenance agreement was approximately $64,800. The monthly payments are approximately $2,100 per month with an implicit interest rate of approximately 9.6%. At December 31, 2012, the outstanding balance on this note was approximately $36,000, of which $14,000 was classified as a non-current liability. At June 20, 2013, the outstanding balance on this note was approximately $26,000, of which $2,000 was classified as a non-current liability.

(4)

In April 2012, we financed the purchase of various test equipment, office furniture, and supplies from KBE+, Inc. (of which our chief technology officer is an officer) through a 24 month promissory note for a total amount to be paid of $162,500. Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000. The monthly payments are approximately $6,800 per month. At December 31, 2012, the outstanding balance on this related party note was approximately $105,000, of which $27,000 was classified as a non-current liability. At June 30, 2013, the outstanding balance on this related party note was approximately $66,000, of which $0 was classified as a non-current liability.

(5)

In August 2012, we purchased an automobile for $16,600, a vehicle that we had previously been leasing. We financed this purchase with a 36- month promissory note. The interest rate on the loan is approximately 10%, and the payments are approximately $540 per month. At December 31, 2012, the outstanding balance on this note was approximately $15,000, of which $10,000 was classified as a non-current liability. At June 30, 2013, the outstanding balance on this note was approximately $12,000, of which $7,000 was classified as a non-current liability.

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

Since its designation in March 2002, we have sold an aggregate 765,512 shares of Class A Preferred for proceeds of approximately $3,062,000. We sold 0 Class A Preferred shares during the six month period ended June 30, 2013 and the year ended December 31, 2012.

Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 189,750 Class A Preferred into our common stock (on a one to one basis) through June 30, 2013. There were 0 Class A Preferred shares converted in each of the six month periods ended June 30, 2013 and 2012.

For each of the six month periods ended June 30, 2013 and 2012, we settled 0 Class A Preferred dividends. Since its inception in March 2002 through June 30, 2013, we have settled an aggregate Class A Preferred dividend amounting to approximately $242,000 through the issuance of 11,339 Class A Preferred shares and 100,924 common shares.

At June 30, 2013, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $1,904,000 at June 30, 2013.

In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $1,904,000 and $1,788,000 at June 30, 2013 and December 31, 2012, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred shares at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

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

Since its designation in September 2004, we have sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500. We sold 0 Class B Preferred shares during the six month period ended June 30, 2013 and the year ended December 31, 2012.

Since its designation, Class B Preferred shareholders have converted an aggregate 30,000 Class B Preferred into our common stock (on a one to one basis) through June 30, 2013. Through June 30, 2013, we have issued 0 Class B Preferred shares to converting Class B Preferred shareholders as a dividend.

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. During the six month period ended June 30, 2013, we issued 0 shares of restricted common stock in payment of Class B dividends. During the three and six month periods ended June 30, 2012, we issued 5,328 shares of restricted common stock in payment of Class B dividends amounting to approximately $27,000. Cumulatively through June 30, 2013, we have issued 35,431 restricted common shares in payment of Class B dividends amounting to approximately $51,000.

At June 30, 2013, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $268,000. In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred and our Class A Preferred, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $268,000 and $251,000 at June 30, 2013 and December 31, 2012, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

Cumulatively through June 30, 2013, Class C Preferred shareholders have converted 0 shares of Class C Preferred into common stock. At June 30, 2013, there were 16,250,000 shares of Preferred C stock outstanding. The value of the Class C Preferred shareholders’ liquidation preference was $6,500,000 at June 30, 2013.

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

By its terms, our 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. There were 0 options exercised under the 1998 Plan during each of the six month periods ended June 30, 2013 and 2012.

Through June 30, 2013, a total of 1,823,895 stock options had been granted under the 1998 Plan and 0 stock options had been exercised. During each of the three and six month periods ended June 30, 2013, 50,000 stock options expired. During the six month period ended June 30, 2012, 0 stock options expired. Since the plan’s inception, a total of 1,332,047 stock options have expired. As of June 30, 2013, there were 491,848 outstanding stock options under the 1998 Plan, all of which were fully vested. The following table summarizes information relating to stock options outstanding under the 1998 Plan at June 30, 2013:

Options Outstanding and Exercisable

	Weighted	Weighted
	Average	Average	Aggregate
	Exercise	Remaining Life	Intrinsic
Shares	Price	in Years	Value
491,848	$5.00	0.7	$0

As of June 30, 2013, we had $0 unrecognized stock compensation related to unvested awards under the 1998 Plan.

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

During the three month period ended June 30, 2013, we granted 0 stock options under the 2011 Plan, 250 options became vested, and 0 options expired or were exercised. During the three month period ended June 30, 2012, we granted 1,000 stock options under the 2011 Plan, 0 options became vested, and 0 options expired or were exercised. During the six month period ended June 30, 2013, we granted 0 stock options under the 2011 Plan, 125,500 options became vested, and 0 options expired or were exercised. During the six month period ended June 30, 2012, we granted 251,000 stock options under the 2011 Plan, 62,750 options became vested, and 0 options expired or were exercised. As of June 30, 2013, there were 1,182,000 stock options outstanding under the 2011 Plan, 348,248 of which were vested. At June 30, 2013, there were 1,818,000 options remaining available for future grant under the 2011 Plan.

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

As of June 30, 2013, there were a total of 7,161,668 non-plan options outstanding, of which 4,274,168 were fully vested. During each of the three month periods ended June 30, 2013 and 2012, we granted 0 non-plan stock options, 0 options became vested, and 0 options were exercised or cancelled. During each of the six month periods ended June 30, 2013 and 2012, we granted 0 non-plan stock options, 337,500 options became vested, and 0 options were exercised or cancelled.

(d) Summary

For the three month periods ended June 30, 2013 and 2012, compensation cost related to all stock options amounted to $179,000 and $480,000, respectively. For the six month periods ended June 30, 2013 and 2012, compensation cost related to all stock options amounted to $408,000 and $765,000, respectively. As of June 30, 2013, there was $947,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over the next 3 ½ years.

No stock options were granted during the six month period ended June 30, 2013. The weighted average grant-date fair value of all stock options granted during the six month period ended June 30, 2012 was $.74 per share. The total grant date fair value of all stock options vested during the six month periods ended June 30, 2013 and 2012 was approximately $680,000 and $605,000, respectively.

The fair value of each option granted during the six month period ended June 30, 2012 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2012
Expected Term (years)	6.0
Expected forfeiture rate	0%
Risk-free rate	1.3%
Volatility	132.5%
Dividend yield	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected term was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the six month period ended June 30, 2013:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Shares		Price	Term	Value
Outstanding at January 1, 2013	8,885,516	(A)	$.94
Granted	0		0
Exercised	0		0
Canceled or expired	50,000		2.26

Outstanding at June 30, 2013	8,835,516	(A)	$.94	7.0 years	$618,000

Exercisable at June 30, 2013	5,114,264		$1.19	6.5 years	$360,000

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

As of June 30, 2013, the exercise prices of all outstanding stock options, as well as all vested stock options, ranged from $.36 per share to $5.00 per share.

[3] Warrants

As of June 30, 2013, outstanding warrants to acquire shares of our common stock are as follows:

		Number of		Number of
Exercise		Warrants		Warrants
Price	Expiration	Outstanding		Exercisable
Not yet determinable	Not yet determinable	125,000	(a)	0
$.75	None	500,000	(b)	0
$.01	2015-2016	54,500	(c)	54,500
$.01	None	3,000	(d)	3,000
$5.00	None	75,000	(e)	75,000
$5.00	2016	83,334	(e)	83,334
$.01	None	60,000	(f)	60,000
$.01	2016	3,750	(g)	3,750
$1.00	None	20,500	(h)	20,500
$.44	2020	400,000	(i)	400,000
$3.75	2016	200,000	(j)	200,000
$5.00	2016	30,000	(k)	30,000
$5.00	2017	50,000	(l)	50,000
$5.00	2017	100,000	(m)	100,000
$2.50	2020	100,000	(n)	100,000
Not yet determinable	2021	1,625,000	(o)	1,625,000
		3,430,084		2,805,084

(a)	Exercisable only if we have an IPO and exercisable at the IPO price five years from IPO. Through June 30, 2013, we have not conducted an IPO.

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

(g)

During 2005, we issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share and with a ten year term. During 2006, we issued 135,849 warrants to investors along with their purchase of 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share and with a ten year term. Through June 30, 2013, an aggregate of 194,599 of these warrants have been exercised for proceeds of approximately $1,258. There were 0 warrants exercised during the six month period ended June 30, 2013.

(h)	During 2006, one investor purchased 20,500 warrants with no expiration date and an exercise price of $1.00 per common share, for a purchase price of $2,000.

(i)

During 2006, we issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. Effective October 15, 2010, these warrants were modified and reissued upon the mutual agreement of the parties. Effective October 15, 2010, we issued 400,000 warrants immediately exercisable at $.44 per common share for a period of ten years from the modification date. As a result of the modification, we recorded a charge of $68,000 to general and administrative expenses in the fourth quarter of 2010. During the six month period ended June 30, 2013, 0 warrants were exercised.

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

The following summarizes the activity of our outstanding warrants for the six month period ended June 30, 2013:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value
Outstanding at January 1, 2013	3,430,084	$2.12
Granted	0	0
Exercised	0	0
Canceled or expired	0	0

Outstanding at June 30, 2013	3,430,084	$2.12	(A)	7.1 years	(B)	$201,000

Exercisable at June 30, 2013	2,805,084	$2.70		7.1 years	(C)	$201,000

(A)	The weighted average exercise price for warrants outstanding as of June 30, 2013 excludes 1,750,000 warrants with no determined exercise price.

(B)	The weighted average remaining contractual term for warrants outstanding as of June 30, 2013 excludes 783,500 warrants with no expiration date.

(C)	The weighted average remaining contractual term for warrants exercisable as of June 30, 2013 excludes 158,500 warrants with no expiration date.

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

Rent expense for the three month periods ended June 30, 2013 and 2012 was approximately $17,000 and $15,000, respectively. Rent expense for the six month periods ended June 30, 2013 and 2012 was approximately $34,000 and $29,000, respectively. Rent payments required under the amended lease for the full years ending December 31, 2013, 2014 and 2015, excluding consideration for any renewal option periods, amount to approximately $68,000, $68,000 and $28,000, respectively

[2] Employment Agreements

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

On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. During the three month periods ended June, 2013 and 2012, we recorded an expense of approximately $0 for consulting services under the agreement. During the six month periods ended June, 2013 and 2012, we recorded an expense of approximately $0 and $2,000, respectively, for consulting services under the agreement. Cumulatively, through June 30, 2013, we have recorded approximately $2,000 of expense for services rendered in relation to this agreement.

Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The consulting agreement provides for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting, plus travel costs. Additional hours above this minimum will be billed at a rate of $120 per hour. During the three and six month periods ended June 30, 2013, we recorded an expense of approximately $13,000 and $25,000, respectively, for consulting services and travel costs related to this agreement.

[4] Prototype Development Agreements

On January 28, 2011, we announced that we entered into a contract with a West Virginia remanufacturer of components for the mining and associated industrial equipment industry to develop, evaluate, manufacture and sell our IsoTorque® differential technology in mining shuttle cars. The contract calls for us to design and build a prototype IsoTorque® unit for installation in a 21 SC model mining shuttle car. The remanufacturer will pay us $120,000 for the initial development. Upon successful completion of the prototype phase, the parties have agreed that we will sell 100% of the differential requirements for all 21 SC model mining shuttle cars remanufactured by the remanufacturer on an exclusive basis. Minimum purchase requirements will be established after the first anniversary of the agreement. During the first quarter of 2012, we recorded $60,000 in revenue upon the completion of the second milestone. In the six month period ended June 30, 2013, we recorded $0 in revenue related to this contract. Through June 30, 2013, we have recorded a total of $90,000 in revenue associated with this agreement.

On January 28, 2013, we issued a press release announcing that we have entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd. Under the agreement, BAIC Motor Co., Ltd. will pay us to manufacture a number of prototypes of our IsoTorque® differential for one of BAIC's anticipated future car models. We will supply BAIC with these prototypes for their evaluation and testing. In the six month period ended June 30, 2013, we recorded $0 in revenue related to this contract.

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

(B) Current Status of Business Plan and Ongoing Projects

The following summarizes our general operating plan and the current status of the development efforts for our two key technologies, the IsoTorque® differential and the Torvec hydraulic pump.

General –

The basic elements of our operating plan for the next 12 months are as follows:

1)	To engage in the activity of developing a wholly unique pumping technology to revolutionize the fluid power industry;
2)

To continue to enhance the design of our hydraulic pump, build prototype units, and evaluate its operating performance and efficiencies for commercial and industrial applications and to begin to market the Torvec hydraulic pump to industrial users of hydraulic pumps and associated manufacturers;

3)

To design, build and provide IsoTorque differentials to domestic and foreign OEMs, to engage with manufacturers in the performance and durability evaluation of our IsoTorque in rear-wheel and front-wheel drive applications, and to market the IsoTorque to manufacturers for use in their future vehicle platforms, including automotive and truck fleets;

4)	To implement a strategy to sell IsoTorque differentials into the aftermarket, through both a distributor network and direct sales to end users; and
5)	To explore the use of our unique gear technology in applications outside of the mobility industry.

IsoTorque Differential –

During the second quarter of 2013, we have continued to make solid progress on the development of the IsoTorque differential for an aftermarket application for certain Corvette models.

During 2012 and 2013, we have been focusing our development efforts toward developing a rear-wheel drive differential for two model platforms (for certain Corvette and Camaro models) that can be marketed and sold initially into the aftermarket. During the fourth quarter of 2012, the test results of our design were still not satisfactory to us, so we determined that we needed to make further design modifications to improve the IsoTorque’s high-impact durability. Although we were at a point where we felt there would be no problems under “normal” use, we were not the best we needed to be. We feel that if we are going to be a world class company, our product has to be world class in every way. For that reason, we decided not to begin to ship our differentials until we are completely satisfied with the product. During the first half of 2013, we finalized the design characteristics and built prototypes, and in June 2013 we conducted a series of tests under our stringent testing protocol, specifically for the Corvette model platform. These tests were successful and we determined that we that we were technically ready to conclude our design phase for the IsoTorque for the Corvette model platform and to initiate the production process to build finished product for sale. We are working with our supply chain to establish timetables for deliveries of component parts, and we expect to be building inventory and starting to sell and deliver finished product in the latter part of the fourth quarter of 2013.

We are confident that there is nothing in the marketplace that can compete with the IsoTorque’s performance, safety and dependability. During 2012 we began efforts to sell the IsoTorque differential into the automobile aftermarket. With limited effort, we received orders for dozens of units for high powered Corvettes and Camaros. This activity, along with feedback we have received, makes us confident that we have a very saleable product.

The next step for the sales and marketing of the IsoTorque differential is to actively market the IsoTorque to Model C5 and C6 Corvette owners who are interested in upgrading their vehicles, and to engage with distributors and installers of Corvette aftermarket products. Also, now that we will have a finished product for sale, we intend to initiate discussions with the OEM product engineers to market our technology to them. In the meantime, we continue to have a great deal of interest from many companies. During the fourth quarter of 2012, we sent two IsoTorques to a large OEM for internal functional model development, and in April 2013 they conducted some initial testing. We are awaiting further feedback from them at this time.

The next area of focus for the development activity of the IsoTorque differential is to begin designing an IsoTorque for other sizes of differentials for additional rear-wheel drive and four-wheel drive applications, such as heavy duty pickup trucks. During the past couple months, we have conducted an updated analysis of the market opportunities for the IsoTorque, and we are postponing any further development activity on the IsoTorque for the Camaro vehicle platform for the time being, as we believe there are better opportunities with other vehicles. In addition to the rear wheel drive development activity, we are also pursuing the development of an IsoTorque for front-wheel drive vehicles, which is a very significant market opportunity, and which requires further design work and analysis due to the use of automatic transmission fluid in such applications. We believe that our IsoTorque design could create a very significant breakthrough in front-wheel drive technology.

In January 2013, after many months of discussions, we entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd. (“BAIC”). Under the agreement, BAIC will pay us to manufacture a number of prototypes of our IsoTorque differential for one of BAIC’s anticipated future car models. Torvec will supply BAIC with these prototypes for its evaluation and testing. This is a great opportunity for Torvec to work with an established auto manufacturer in the world’s largest automotive market. In July 2013, we received a formal written purchase order which has triggered us to issue an invoice for the first portion of the development project. We are currently awaiting the receipt of certain specified documentation and hardware from BAIC before we initiate development work on this project, in accordance with the written agreement. The total value of this development project is approximately $39,000 with a timetable for completion of our work of 25 weeks from the date that we will have received all items specified from BAIC.

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

Torvec Hydraulic Pump –

During 2012, we invested in software, test equipment and personnel to enhance our development efforts. During the year, we went through a drastic redesign of the Torvec Hydraulic Pump to improve the overall performance of our pump while maintaining the significant advantages we have in size and weight. In the fourth quarter of 2012, we completed the assembly of two newly redesigned prototypes. We built our own testing facility for initial testing, which would have otherwise taken place at a third party testing facility, and we were pleased with the test results that we achieved. Based on the test results and the guidance of hydraulics consultant, Mr. Thomas J. Labus who was elected to Torvec’s board of directors in December 2012, we modified our designs during the first quarter of 2013. During the second quarter of 2013, we assembled prototypes and tested this revised design on our internal test equipment. We were able to acquire enough information, at this time, through our internal testing capabilities so that we were able to eliminate the need to utilize an independent testing facility. We were very satisfied with the test results as we successfully passed a milestone test that confirmed numerous aspects of the breakthrough technologies. This accomplishment, although not a full validation of the pump as a complete product, proved the soundness of the concept.

Pump development activities have now shifted to addressing customer specific applications. Initially, our initial target market is the mobile construction equipment market where reliability, power density and efficiency are critical to the overall cost of ownership of such equipment. Based on the recent test results and our updated assessment of the market, we are now enhancing the design of our hydraulic pump and we are expecting to be testing a revised prototype design during the fourth quarter of 2013. Depending on these test results, we are targeting to begin marketing this technology to potential customers immediately following these tests, which could likely be before the end of the 2013 calendar year. We are also working on additional patents as a result of engineering breakthroughs in our redesign.

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

(C) Company Revenue and Expenses

Three Month Periods Ended June 30, 2013 and 2012

There was no revenue reported for the three month periods ended June 30, 2013 and 2012.

Research and development expenses for the three months ended June 30, 2013 amounted to $308,000 as compared to $260,000 for the comparable period in 2012. Non-cash stock-based compensation expense attributable to stock options for the three months ended June 30, 2013 was $21,000, compared with $42,000 for the three months ended June 30, 2012. Excluding the non-cash stock-based compensation expense, research and development expenses for the three month period ended June 30, 2013 amounted to $287,000, an increase of $69,000, or 32%, from $218,000 recorded in the same period in 2012. The increase in 2013 was mainly attributable to higher spending on developmental components and materials, outside consulting, and added personnel.

General and administrative expense for the three months ended June 30, 2013 amounted to $381,000 compared to $778,000 for 2012. Non-cash stock-based compensation expense attributable to stock options for the three months ended June 30, 2013 was $158,000, a decrease of $280,000 from $438,000 for the three months ended June 30, 2012 that primarily resulted from a 2012 shareholder-approved modification of stock options, as well as the completion of expensing for certain options that had met their vesting milestones. Excluding the non-cash stock-based compensation expense, general and administrative expense for the second quarter of 2013 amounted to $223,000 compared to $340,000 in 2012. The decrease of $117,000, or 34%, resulted primarily from lower office and computer supplies expense, patent and legal costs, and annual proxy-related expenses.

The loss from operations for the three month period ended June 30, 2013 was $689,000, compared with a loss from operations in 2012 of $1,038,000. The change in other income from $27,000 in 2012 to $0 in 2013 was due to a gain recorded from the sale of shop equipment in 2012, and lower interest income in 2013 as a result of lower cash balances. Preferred stock dividends amounted to $66,000 and $67,000 in 2013 and 2012, respectively.

The net loss attributable to common stockholders for the three month period ended June 30, 2103 was $755,000 as compared to a net loss for the same period in 2012 of $1,078,000. The weighted average diluted common shares outstanding amounted to 45,716,000 and 45,710,000 for the three month periods ended June 30, 2013 and 2012, respectively. Diluted net loss per common share for each of the three month periods ended June 30, 2013 and 2012 was $.02.

Six Month Periods Ended June 30, 2013 and 2012

There was no revenue reported for the six month period ended June 30, 2013, compared with $60,000 for the six month period ended June 30, 2012. The revenue that was generated in 2012 resulted from the completion of a particular milestone on a prototype development contract for a mining car differential. No cost of goods sold were reflected in 2013, while the cost of goods sold in 2012 was $45,000, or 75% of revenue. Gross profit for the six month period ended March 31, 2012 was $15,000, or 25%.

Research and development expenses for the six months ended June 30, 2013 amounted to $566,000 as compared to $480,000 for the comparable period in 2012. Non-cash stock-based compensation expense attributable to stock options for the six months ended June 30, 2013 was $53,000, compared with $60,000 for the six months ended June 30, 2012. Excluding the non-cash stock-based compensation expense, research and development expenses for the six month period ended June 30, 2013 amounted to $513,000, an increase of $93,000, or 22%, from $420,000 recorded in the same period in 2012. The increase in 2013 was mainly attributable to additional personnel and higher spending on developmental components and materials.

General and administrative expense for the six months ended June 30, 2013 amounted to $889,000 compared to $1,332,000 for 2012. Non-cash stock-based compensation expense attributable to stock options for the six months ended June 30, 2013 was $355,000, a decrease of $350,000 from $705,000 for the six months ended June 30, 2012 that primarily resulted from a 2012 shareholder-approved modification of stock options, as well as the completion of expensing for certain options that had met their vesting milestones. Excluding the non-cash stock-based compensation expense, general and administrative expense for the first six months of 2013 amounted to $534,000 compared to $627,000 in 2012. The decrease of $93,000, or 15%, resulted primarily from lower office and computer supplies expense, patent and legal costs, and annual proxy-related expenses, offset in part by higher professional fees for tax-related work.

The loss from operations for the six month period ended June 30, 2013 was $1,455,000, compared with a loss from operations in 2012 of $1,797,000. The change in other income from $33,000 in 2012 to $3,000 in 2013 was due to a gain recorded from the sale of shop equipment in 2012, and lower interest income in 2013 as a result of lower cash balances. Preferred stock dividends amounted to $132,000 and $134,000 in 2013 and 2012, respectively.

The net loss attributable to common stockholders for the six month period ended June 30, 2103 was $1,584,000 as compared to a net loss for the same period in 2012 of $1,898,000. The weighted average diluted common shares outstanding amounted to 45,716,000 and 45,705,000 for the six month periods ended June 30, 2013 and 2012, respectively. Diluted net loss per common share for the six month periods ended June 30, 2013 and 2012 was $.03 and $.04, respectively.

(D) Liquidity and Capital Resources

As of June 30, 2013, cash and cash equivalents totaled $2,325,000, a decrease of $1,224,000 from the beginning of the year. During the six months ended June 30, 2013, we used $1,147,000 of cash in operating activities, an increase of $87,000 over the same period in 2012. A reported net loss of $1,452,000 for the first six months of 2013, offset in part mainly by non-cash stock-based compensation of $408,000, resulted in cash used in operating activities amounting to $1,147,000 for the six month period ended June 30, 2013. In 2012, a reported net loss of $1,764,000, offset in part mainly by $765,000 of non-cash stock-based compensation, resulted in cash used in operating activities of $1,060,000 for the comparable six month period in 2012.

We used $19,000 in cash for investing activities in the first six months of 2013 for the purchase of property and equipment. During the first six months of 2012, we used a net of $1,000 in cash for investing activities, consisting of $23,000 to purchase fixed assets offset in part by $22,000 in proceeds from the sale of shop equipment that was no longer being utilized.

During the six month period ended June 30, 2013, we used $58,000 for financing activities resulting from payments on outstanding notes payable. During the same six month period in 2012, we used $31,000 for financing activities pertaining to payments on outstanding notes payable.

During the six month period ended June 30, 2013, we issued 0 shares of common stock. During the six month period ended June 30, 2012, we issued 15,328 shares of common stock related to the conversion of 10,000 shares of Preferred B stock and related accrued dividends.

Current Cash Outlook

For the period from September 1996 (inception) through June 30, 2013, we have accumulated a deficit of $64,579,000. At June 30, 2013, we have stockholders’ equity of $2,465,000, current liabilities of $334,000 and working capital of $2,102,000. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations. Most recently in September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new class of preferred stock. The proceeds from this transaction have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Presently, we anticipate that our operating cash requirements for the full year of 2013 will be in the range of approximately $2,200,000. In addition, we are expecting to spend approximately $100,000 on capital expenditures for the development of in-house testing equipment and approximately $100,000 on payments to reduce notes payable balances during the full year of 2013. We believe that based upon our current cash position and the current outlook for our business operations, we will likely need to raise additional funds by mid-2014 in order to continue the development of our technology. We are starting to consider various financing alternatives for potentially interested investors, with an expectation for completing a transaction by early 2014. In order to conserve cash, we may also need to consider downsizing our operations or issuing shares of common stock to pay for certain expenditures. Management believes that based upon our current cash position, the current outlook for our business operations, our ability to reduce costs if necessary, and our demonstrated ability in the past to raise additional capital through debt or equity, we will be able to continue operations through June 30, 2014. There can be no assurance, however, that we will be successful in raising additional capital or incurring debt when needed on terms acceptable to the Company.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of June 30, 2013, there was $0 accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of June 30, 2013, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(101)

The following materials from Torvec, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012 and for the period from September 25, 1996 (Inception) through June 30, 2013, (ii) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2013 and 2012, and for the period from September 25, 1996 (Inception) through June 30, 2013 and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORVEC, INC.

Date: August 7, 2013	By:	/s/ Richard A. Kaplan
Richard A. Kaplan
Chief Executive Officer

Date: August 7, 2013	By:	/s/ Robert W. Fishback
Robert W. Fishback
Chief Financial Officer and Principal Accounting Officer