Form 10-Q
period 2013-09-30
TORVEC INC
filed 2013-11-05
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at October 31, 2013
Common Stock, $.01 par value	45,715,727

TORVEC, INC.
(a development stage company)

INDEX

PART I – FINANCIAL INFORMATION

Page
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Consolidated Statements of Operations – Three and Nine Month Periods Ended September 30, 2013 and 2012 and for the Period from September 25, 1996 (Inception) through September 30, 2013 (unaudited)	4

Condensed Consolidated Statements of Cash Flows – Nine Month Periods Ended September 30, 2013 and 2012 and for the Period from September 25, 1996 (Inception) through September 30, 2013 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Mine Safety Disclosures	28

Item 5. Other Information	28

Item 6. Exhibits	29

SIGNATURE PAGE	32

EXHIBITS	33

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TORVEC, INC.

(a development stage company)

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,725,000	$3,549,000
Inventories	78,000	65,000
Prepaid expenses and other current assets	37,000	22,000

Total current assets	1,840,000	3,636,000

Property and Equipment:
Office equipment and software	202,000	192,000
Shop equipment	199,000	171,000
Leasehold improvements	253,000	253,000
Transportation equipment	118,000	94,000

	772,000	710,000
Less accumulated depreciation and amortization	361,000	293,000

Net property and equipment	411,000	417,000

Total Assets	$2,251,000	$4,053,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current portion	$74,000	$113,000
Accounts payable	58,000	99,000
Accrued liabilities	125,000	278,000
Deferred revenue	20,000	0

Total current liabilities	277,000	490,000

Notes payable, net of current portion	8,000	54,000

Total Liabilities	285,000	544,000

Commitments and other matters (Note H)	0	0

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at September 30, 2013 and December 31, 2012: 587,101 and 587,101, respectively	6,000	6,000
b) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at September 30, 2013 and December 31, 2012: 67,500 and 67,500, respectively	1,000	1,000
c) 16,250,000 designated as Class C, Voting, convertible, no dividend, shares issued and outstanding at September 30, 2013 and December 31, 2012: 16,250,000 and 16,250,000, respectively	162,000	162,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at September 30, 2013 and December 31, 2012: 45,715,727 and 45,715,727, respectively	457,000	457,000
Additional paid-in capital	66,597,000	66,010,000
Deficit accumulated during the development stage	(65,257,000)	(63,127,000)

Total Stockholders' Equity	1,966,000	3,509,000

Total Liabilities and Stockholders' Equity	$2,251,000	$4,053,000

See notes to condensed consolidated financial statements.

TORVEC, INC.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	September 25, 1996 (Inception) through September 30, 2013

Revenue	$0	$0	$0	$60,000	$512,000
Cost of Goods Sold	0	0	0	45,000	377,000

Gross Profit	0	0	0	15,000	135,000

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation expense	287,000	273,000	800,000	693,000	17,164,000
Stock-based compensation expense related to options and warrants	21,000	42,000	74,000	102,000	1,869,000
Total research and development	308,000	315,000	874,000	795,000	19,033,000
General and administrative:
G&A costs, excluding stock-based compensation expense	229,000	292,000	763,000	919,000	29,930,000
Stock-based compensation expense related to options and warrants	158,000	261,000	513,000	966,000	20,764,000
Total general and administrative	387,000	553,000	1,276,000	1,885,000	50,694,000
Asset impairments	0	0	0	0	1,071,000

Total costs and expenses	695,000	868,000	2,150,000	2,680,000	70,798,000

Loss from operations	(695,000)	(868,000)	(2,150,000)	(2,665,000)	(70,663,000)

Reversal of liability on cancellation of debt	0	0	0	0	1,541,000
Gain on litigation settlement	0	0	0	0	1,900,000
Other income	17,000	3,000	20,000	36,000	309,000

Loss before income tax benefits	(678,000)	(865,000)	(2,130,000)	(2,629,000)	(66,913,000)

Income tax benefits	0	0	0	0	384,000

Net Loss	(678,000)	(865,000)	(2,130,000)	(2,629,000)	(66,529,000)

Net loss attributable to non-controlling interest in subsidiary	0	0	0	0	1,272,000

Net Loss attributable to Torvec, Inc.	(678,000)	(865,000)	(2,130,000)	(2,629,000)	(65,257,000)

Preferred stock beneficial conversion feature	0	0	0	0	6,345,000
Issuance of warrants to preferred shareholders	0	0	0	0	812,000
Preferred stock dividends	66,000	66,000	198,000	200,000	2,412,000

Net Loss attributable to Torvec, Inc. common stockholders	$(744,000)	$(931,000)	$(2,328,000)	$(2,829,000)	$(74,826,000)

Net Loss per common share attributable to stockholders of Torvec, Inc.:
Basic and Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Weighted average number of shares of common stock:
Basic and Diluted	45,716,000	45,716,000	45,716,000	45,709,000

See notes to condensed consolidated financial statements.

TORVEC, INC.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	September 25, 1996 (Inception) through September 30, 2013

Cash flows from operating activities:
Net loss	$(2,130,000)	$(2,629,000)	$(66,529,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,000	59,000	2,804,000
Gain on sale / disposition of fixed assets	(17,000)	(22,000)	(74,000)
Gain on sale of Ice Engineering license	0	0	(1,900,000)
Loss on impairment of license	0	0	1,071,000
Expenses financed via note with related party	0	27,000	27,000
Impairment of goodwill	0	0	19,000
Common stock issued for services	0	0	13,844,000
Compensatory common stock	0	0	2,463,000
Shares issued for future consulting services	0	0	103,000
Common stock issued in connection with commercializing event plan	0	0	63,000
Stock-based compensation related to stock options and warrants	587,000	1,068,000	22,368,000
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Stockholder contribution of services	0	0	4,220,000
Contribution to capital, Ford Truck	0	0	16,000
Reversal of liability	0	0	(1,541,000)
Changes in:
Inventories	(13,000)	(38,000)	(78,000)
Prepaid expenses and other current assets	(15,000)	14,000	135,000
Deferred revenue / liabilities	20,000	(7,000)	(71,000)
Accrued payroll taxes	(154,000)	(122,000)	(80,000)
Accounts payable and other accrued expenses	(40,000)	22,000	3,981,000

Net cash used in operating activities	(1,670,000)	(1,628,000)	(18,540,000)

Cash flows from investing activities:
Purchase of property and equipment	(69,000)	(68,000)	(582,000)
Cost of acquisition	0	0	(16,000)
Proceeds from sale of license	0	0	1,900,000
Proceeds from sale of fixed assets	0	22,000	59,000

Net cash (used in) provided by investing activities	(69,000)	(46,000)	1,361,000

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	0	0	9,223,000
Net proceeds from sales of preferred stock	0	0	9,931,000
Net proceeds from sale of subsidiary stock	0	0	234,000
Net proceeds from issuance of notes payable	0	0	57,000
Repayments of notes payable	(85,000)	(59,000)	(255,000)
Proceeds from loans	0	0	335,000
Repayments of loans	0	0	(109,000)
Repayment of officer & stockholder loans and advances	0	0	(147,000)
Distributions	0	0	(365,000)

Net cash (used in) provided by financing activities	(85,000)	(59,000)	18,904,000

Net (decrease) increase in cash and cash equivalents	(1,824,000)	(1,733,000)	1,725,000

Cash and cash equivalents at beginning of period	3,549,000	5,939,000	0

Cash and cash equivalents at end of period	$1,725,000	$4,206,000	$1,725,000

TORVEC, INC.

(a development stage company)

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	September 25, 1996 (Inception) through September 30, 2013

Noncash investing and financing activities:
Preferred stock issued in payment of dividend	$0	$0	$61,000
Issuance of common stock for license	0	0	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	0	0	2,907,000
Notes payable exchanged for common stock	0	0	50,000
Advance settled with common stock	0	0	25,000
Loss on exchange of noncontrolling interest	0	0	232,000
Shares issued for future consulting services	0	0	103,000
Issuance of common stock for a finder’s fee	0	0	225,000
Advance from stockholder	0	0	250,000
Contribution of FTV Ford Truck	0	0	16,000
Ice Engineering LLC payable netted against receivable	0	0	91,000
Common stock issued in settlement of director fee payable	0	0	121,000
Common stock issued in settlement of patent expense	0	0	117,000
Issuance of common stock as payment for Preferred A and B dividends	0	36,000	207,000
Purchases of fixed assets with debt	0	144,000	250,000
Purchase of fixed assets from non-monetary exchange	17,000	0	17,000

Supplemental Disclosures:
Interest paid	6,000	7,000	93,000
Income taxes paid	0	0	1,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY AND BASIS OF PRESENTATION

The interim information contained herein with respect to the three and nine month periods ended September 30, 2013 and 2012 and the period from September 25, 1996 (inception) through September 30, 2013 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and nine month periods ended September 30, 2013 and 2012 and since inception. The results are not necessarily indicative of results to be expected for the entire year. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at September 30, 2013 and December 31, 2012). As of September 30, 2013, each of the subsidiaries is non-operational. During 2012, we dissolved Creative Performance Consultants Inc., Variable Gear LLC, and Torvec China LLC. We are intending to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  There was $0 allowance for doubtful accounts as of September 30, 2013 and December 31, 2012, as determined by management.

Inventories: Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. There was $0 provision for excess, obsolete or slow-moving inventory as of September 30, 2013 and December 31, 2012, as determined by management.

Property and Equipment: Property and equipment are stated at cost. Estimated useful lives are as follows:

Office Equipment and Software (years)	3	–	7
Leasehold Improvements	Lesser of useful life or lease term
Shop Equipment (years)		7
Transportation Equipment (years)	5	–	7

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and amortization expense for the three month periods ended September 30, 2013 and 2012 amounted to $31,000 and $24,000, respectively. Depreciation and amortization expense for the nine month periods ended September 30, 2013 and 2012 amounted to $92,000 and $59,000, respectively.

Whenever events or circumstances indicate, our long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment. During the three and nine month periods ended September 30, 2013 and 2012, we recorded $0 in impairment charges.

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

The FASB’s (Financial Accounting Standards Board) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at September 30, 2013 and December 31, 2012. The carrying amount of cash, accounts receivable, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

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

During the first quarter of 2013, we entered into a prototype development agreement with a Chinese automotive manufacturer to design, develop and manufacture an IsoTorque® differential for a specific vehicle application. Essentially, there is one performance milestone associated with the agreement, which is the delivery of our IsoTorque prototypes to the customer that they can test and evaluate. In total, the customer will pay us approximately $39,000 in two installments. We are deferring the recognition of revenue and related expenses pertaining to this development agreement until we achieve the delivery milestone. As of September 30, 2013, we have deferred approximately $20,000 in revenue and nominal expenses associated with this program.

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of acquired technology. Depreciation expense for the three month periods ended September 30, 2013 and 2012 that was charged to research and development was $22,000 and $8,000, respectively. Depreciation expense for the nine month periods ended September 30, 2013 and 2012 that was charged to research and development was $42,000 and $20,000, respectively.

Patent costs for the three month periods ended September 30, 2013 and 2012 amounted to $39,000 and $63,000, respectively, and are included in general and administrative expenses. Patent costs for the nine month periods ended September 30, 2013 and 2012 amounted to $113,000 and $165,000, respectively, and are included in general and administrative expenses.

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

Loss per Common Share: FASB’s ASC 260-10 (previously known as FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At September 30, 2013 and 2012, we excluded 29,115,846 and 28,961,517 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at September 30, 2013 and 2012 as the conditions for their vesting are not time-based.

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

[3] On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. During each of the three month periods ended September 30, 2013 and 2012, we recorded an expense of $0 for services rendered in relation to this agreement. During the nine month periods ended September 30, 2013 and 2012, we recorded an expense of $0 and $2,000, respectively, for services rendered in relation to this agreement.

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

On April 30, 2012, we purchased various test equipment, office furniture, and supplies from KBE+, Inc. for a total of $162,500. We have entered into a financing agreement with KBE+, Inc., whereby we are paying KBE+, Inc. over 24 months in equal monthly installments of approximately $6,800, beginning on May 1, 2012. Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000, and as of September 30, 2013, the outstanding principal on the note was approximately $47,000. Interest expense pertaining to this note amounted to approximately $1,000 and $2,000 for the three month periods ended September 30, 2013 and 2012, respectively. Interest expense pertaining to this note amounted to approximately $3,000 and $3,000 for the nine month periods ended September 30, 2013 and 2012, respectively.

In May 2012, we purchased certain additional testing tools and supplies from KBE+, Inc. for approximately $5,700. At June 30, 2013, the outstanding payable to KBE+, Inc. related to this purchase was fully paid.

[5] Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The consulting agreement provides for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting, plus travel costs. Additional hours above this minimum will be billed at a rate of $120 per hour. During the three and nine month periods ended September 30, 2013, we recorded an expense of approximately $14,000 and $39,000, respectively, for consulting services and travel costs related to this agreement.

NOTE D — INVENTORIES

At September 30, 2013 and December 31, 2012, the composition of inventories was:

	September 30, 2013	December 31, 2012
Raw Materials	$78,000	$65,000
Work in Process	0	0
Finished Goods	0	0
	$78,000	$65,000

NOTE E — ACCRUED LIABILITIES

At September 30, 2013 and December 31, 2012, accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012
Accrued Compensation	$29,000	$51,000
Accrued Payroll Taxes Payable	58,000	212,000
Accrued Legal	15,000	8,000
Other	23,000	7,000
	$125,000	$278,000

NOTE F — NOTES PAYABLE

As of September 30, 2013 and December 31, 2012, notes payable consists of the following:

	September 30, 2013	December 31, 2012
Additional Office Space (1)	$0	$6,000
Copy Machine (2)	4,000	5,000
Engineering Design Software (3)	20,000	36,000
Test Equipment and Supplies (4)	47,000	105,000
Automobile (5)	11,000	15,000
	$82,000	$167,000

(1)

In November 2010, we completed a construction project for some additional office space at our leased corporate office facility. The cost of the leasehold improvement was $32,500 and the landlord agreed to finance this cost over the remaining initial term of the lease which was scheduled to expire in May 2013. The monthly payments were approximately $1,100 per month, with an implicit interest rate of approximately 2.5%. At December 31, 2012, the outstanding balance on this note was approximately $6,000, all of which was classified as a current liability. The note was fully paid off during the second quarter of 2013.

(2)

In November 2010, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout. The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170 with an implicit interest rate of approximately 5.3%. At December 31, 2012, the outstanding balance on this note was approximately $5,000, of which $3,000 was classified as a non-current liability. At September 30, 2013, the outstanding balance on this note was approximately $4,000, of which $2,000 was classified as a non-current liability.

(3)

In August 2011, we financed the purchase of engineering design software, along with a one-year maintenance agreement, through a three year loan maturing in August 2014, and collateralized by the software. The total cost of the software and the maintenance agreement was approximately $64,800. The monthly payments are approximately $2,100 per month with an implicit interest rate of approximately 9.6%. At December 31, 2012, the outstanding balance on this note was approximately $36,000, of which $14,000 was classified as a non-current liability. At September 30, 2013, the outstanding balance on this note was approximately $20,000, of which $0 was classified as a non-current liability.

(4)

In April 2012, we financed the purchase of various test equipment, office furniture, and supplies from KBE+, Inc. (of which our chief technology officer is an officer) through a 24 month promissory note for a total amount to be paid of $162,500. Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000. The monthly payments are approximately $6,800 per month. At December 31, 2012, the outstanding balance on this related party note was approximately $105,000, of which $27,000 was classified as a non-current liability. At September 30, 2013, the outstanding balance on this related party note was approximately $47,000, of which $0 was classified as a non-current liability.

(5)

In August 2012, we purchased an automobile for $16,600, a vehicle that we had previously been leasing. We financed this purchase with a 36- month promissory note. The interest rate on the loan is approximately 10%, and the payments are approximately $540 per month. At December 31, 2012, the outstanding balance on this note was approximately $15,000, of which $10,000 was classified as a non-current liability. At September 30, 2013, the outstanding balance on this note was approximately $11,000, of which $6,000 was classified as a non-current liability.

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

Since its designation in March 2002, we have sold an aggregate 765,512 shares of Class A Preferred for proceeds of approximately $3,062,000. We sold 0 Class A Preferred shares during the nine month period ended September 30, 2013 and the year ended December 31, 2012.

Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 189,750 Class A Preferred into our common stock (on a one to one basis) through September 30, 2013. There were 0 Class A Preferred shares converted in each of the nine month periods ended September 30, 2013 and 2012.

For each of the nine month periods ended September 30, 2013 and 2012, we settled 0 Class A Preferred dividends. Since its inception in March 2002 through September 30, 2013, we have settled an aggregate Class A Preferred dividend amounting to approximately $242,000 through the issuance of 11,339 Class A Preferred shares and 100,924 common shares.

At September 30, 2013, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $1,961,000 at September 30, 2013.

In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $1,961,000 and $1,788,000 at September 30, 2013 and December 31, 2012, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred shares at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

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

Since its designation in September 2004, we have sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500. We sold 0 Class B Preferred shares during the nine month period ended September 30, 2013 and the year ended December 31, 2012.

Since its designation, Class B Preferred shareholders have converted an aggregate 30,000 Class B Preferred into our common stock (on a one to one basis) through September 30, 2013. Through September 30, 2013, we have issued 0 Class B Preferred shares to converting Class B Preferred shareholders as a dividend.

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. During the nine month period ended September 30, 2013, we issued 0 shares of restricted common stock in payment of Class B dividends. During the three and nine month periods ended September 30, 2012, we issued 0 and 5,328 shares of restricted common stock in payment of Class B dividends amounting to approximately $0 and $27,000, respectively. Cumulatively through September 30, 2013, we have issued 35,431 restricted common shares in payment of Class B dividends amounting to approximately $51,000.

At September 30, 2013, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $277,000. In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred and our Class A Preferred, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $277,000 and $251,000 at September 30, 2013 and December 31, 2012, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

Cumulatively through September 30, 2013, Class C Preferred shareholders have converted 0 shares of Class C Preferred into common stock. At September 30, 2013, there were 16,250,000 shares of Preferred C stock outstanding. The value of the Class C Preferred shareholders’ liquidation preference was $6,500,000 at September 30, 2013.

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

By its terms, our 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. There were 0 options exercised under the 1998 Plan during each of the nine month periods ended September 30, 2013 and 2012.

Through September 30, 2013, a total of 1,823,895 stock options had been granted under the 1998 Plan and 0 stock options had been exercised. During the three and nine month periods ended September 30, 2013, 0 and 50,000 stock options expired, respectively. During the nine month period ended September 30, 2012, 0 stock options expired. Since the plan’s inception, a total of 1,332,047 stock options have expired. As of September 30, 2013, there were 491,848 outstanding stock options under the 1998 Plan, all of which were fully vested. The following table summarizes information relating to stock options outstanding under the 1998 Plan at September 30, 2013:

Options Outstanding and Exercisable

Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
491,848	$5.00	0.5	$0

As of September 30, 2013, we had $0 unrecognized stock compensation related to unvested awards under the 1998 Plan.

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

During the three month period ended September 30, 2013, we granted 25,000 stock options under the 2011 Plan, 0 options became vested, and 0 options expired or were exercised. During the three month period ended September 30, 2012, we granted 0 stock options under the 2011 Plan, 0 options became vested, and 0 options expired or were exercised. During the nine month period ended September 30, 2013, we granted 25,000 stock options under the 2011 Plan, 125,500 options became vested, and 0 options expired or were exercised. During the nine month period ended September 30, 2012, we granted 251,000 stock options under the 2011 Plan, 62,750 options became vested, and 0 options expired or were exercised. As of September 30, 2013, there were 1,207,000 stock options outstanding under the 2011 Plan, 348,248 of which were vested. At September 30, 2013, there were 1,793,000 options remaining available for future grant under the 2011 Plan.

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

As of September 30, 2013, there were a total of 7,161,668 non-plan options outstanding, of which 4,274,168 were fully vested. During each of the three month periods ended September 30, 2013 and 2012, we granted 0 non-plan stock options, 0 options became vested, and 0 options were exercised or cancelled. During each of the nine month periods ended September 30, 2013 and 2012, we granted 0 non-plan stock options, 337,500 options became vested, and 0 options were exercised or cancelled.

(d)  Summary

For the three month periods ended September 30, 2013 and 2012, compensation cost related to all stock options amounted to $179,000 and $303,000, respectively. For the nine month periods ended September 30, 2013 and 2012, compensation cost related to all stock options amounted to $587,000 and $1,068,000, respectively. As of September 30, 2013, there was $778,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over the next 3.9 years.

During each of the three and nine month periods ended September 30, 2013, we granted 25,000 stock options with a weighted average grant-date fair value of $.40. The weighted average grant-date fair value of all stock options granted during the nine month period ended September 30, 2012 was $.74 per share. The total grant date fair value of all stock options vested during the nine month periods ended September 30, 2013 and 2012 was approximately $680,000 and $605,000, respectively.

The fair value of each option granted during the nine month periods ended September 30, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2013	2012
Expected Term (years)	5.8	6.0
Expected forfeiture rate	0%	0%
Risk-free rate	1.8%	1.3%
Volatility	132.0%	132.5%
Dividend yield	0.0%	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected term was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the nine month period ended September 30, 2013:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	8,885,516	(A)	$.94
Granted	25,000		.45
Exercised	0		0
Canceled or expired	50,000		2.26

Outstanding at September 30, 2013	8,860,516	(A)	$.94	6.8	$52,000

Exercisable at September 30, 2013	5,114,264		$1.19	6.3	$30,000

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

As of September 30, 2013, the exercise prices of all outstanding stock options, as well as all vested stock options, ranged from $.36 per share to $5.00 per share.

[3] Warrants

As of September 30, 2013, outstanding warrants to acquire shares of our common stock are as follows:

Exercise Price	Expiration			Number of Warrants Outstanding		Number of Warrants Exercisable
Not yet determinable		Not yet determinable		125,000	(a)	0
$.75		None		500,000	(b)	0
$.01	2015	-	2016	54,500	(c)	54,500
$.01		None		3,000	(d)	3,000
$5.00		None		75,000	(e)	75,000
$5.00		2016		83,334	(e)	83,334
$.01		None		60,000	(f)	60,000
$.01		2016		3,750	(g)	3,750
$1.00		None		20,500	(h)	20,500
$.44		2020		400,000	(i)	400,000
$3.75		2016		200,000	(j)	200,000
$5.00		2016		30,000	(k)	30,000
$5.00		2017		50,000	(l)	50,000
$5.00		2017		100,000	(m)	100,000
$2.50		2020		100,000	(n)	100,000
Not yet determinable		2021		1,625,000	(o)	1,625,000
				3,430,084		2,805,084

(a)	Exercisable only if we have an IPO and exercisable at the IPO price five years from IPO. Through September 30, 2013, we have not conducted an IPO.

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

(g)

During 2005, we issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share and with a ten year term. During 2006, we issued 135,849 warrants to investors along with their purchase of 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share and with a ten year term. Through September 30, 2013, an aggregate of 194,599 of these warrants have been exercised for proceeds of approximately $1,258. There were 0 warrants exercised during the nine month period ended September 30, 2013.

(h)	During 2006, one investor purchased 20,500 warrants with no expiration date and an exercise price of $1.00 per common share, for a purchase price of $2,000.

(i)

During 2006, we issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. Effective October 15, 2010, these warrants were modified and reissued upon the mutual agreement of the parties. Effective October 15, 2010, we issued 400,000 warrants immediately exercisable at $.44 per common share for a period of ten years from the modification date. As a result of the modification, we recorded a charge of $68,000 to general and administrative expenses in the fourth quarter of 2010. During the nine month period ended September 30, 2013, 0 warrants were exercised.

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

The following summarizes the activity of our outstanding warrants for the nine month period ended September 30, 2013:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (years)		Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,430,084	$2.12
Granted	0	0
Exercised	0	0
Canceled or expired	0	0

Outstanding at September 30, 2013	3,430,084	$2.12	(A)	6.8	(B)	$142,000

Exercisable at September 30, 2013	2,805,084	$2.70		6.8	(C)	$142,000

(A)	The weighted average exercise price for warrants outstanding as of September 30, 2013 excludes 1,750,000 warrants with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of September 30, 2013 excludes 783,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of September 30, 2013 excludes 158,500 warrants with no expiration date.

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

Rent expense for the three month periods ended September 30, 2013 and 2012 was approximately $17,000 and $15,000, respectively. Rent expense for the nine month periods ended September 30, 2013 and 2012 was approximately $51,000 and $44,000, respectively. Rent payments required under the amended lease for the full years ending December 31, 2013, 2014 and 2015, excluding consideration for any renewal option periods, amount to approximately $68,000, $68,000 and $28,000, respectively.

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

On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. During each of the three month periods ended September 30, 2013 and 2012, we recorded an expense of $0 for consulting services under the agreement. During the nine month periods ended September 30, 2013 and 2012, we recorded an expense of $0 and $2,000, respectively, for consulting services under the agreement. Cumulatively, through September 30, 2013, we have recorded approximately $2,000 of expense for services rendered in relation to this agreement.

Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The consulting agreement provides for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting, plus travel costs. Additional hours above this minimum will be billed at a rate of $120 per hour. During the three and nine month periods ended September 30, 2013, we recorded an expense of approximately $14,000 and $39,000, respectively, for consulting services and travel costs related to this agreement.

[4] Prototype Development Agreements

On January 28, 2011, we announced that we entered into a contract with a West Virginia remanufacturer of components for the mining and associated industrial equipment industry to develop, evaluate, manufacture and sell our IsoTorque® differential technology in mining shuttle cars. The contract calls for us to design and build a prototype IsoTorque® unit for installation in a 21 SC model mining shuttle car. The remanufacturer will pay us $120,000 for the initial development. Upon successful completion of the prototype phase, the parties have agreed that we will sell 100% of the differential requirements for all 21 SC model mining shuttle cars remanufactured by the remanufacturer on an exclusive basis. Minimum purchase requirements were to be established after the first anniversary of the agreement. During the first quarter of 2012, we recorded $60,000 in revenue upon the completion of the second milestone. In the nine month period ended September 30, 2013, we recorded $0 in revenue related to this contract. Through September 30, 2013, we have recorded a total of $90,000 in revenue associated with this agreement.

In December 2012, we entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd. Under the agreement, BAIC Motor Co., Ltd. will pay us approximately $39,000 in two installments to manufacture a number of prototypes of our IsoTorque® differential for one of BAIC's anticipated future car models. We will supply BAIC with these prototypes for their evaluation and testing. In the three and nine month periods ended September 30, 2013, we received approximately $20,000 as the initial deposit related to this contract, and it has been recorded as deferred revenue on the condensed consolidated balance sheet. Revenue and related expenses associated with this development agreement will be recognized when the prototypes are completed and shipped to the customer.

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

IsoTorque Differential –

During 2012 and 2013, we have focused our IsoTorque differential development efforts on a rear-wheel drive differential for two model platforms (for certain Corvette and Camaro models) that can be marketed and sold initially into the aftermarket. During the fourth quarter of 2012, the test results of our design were still not satisfactory to us, so we determined that we needed to make further design modifications to improve the IsoTorque’s high-impact durability. Although we were at a point where we felt there would be no problems under “normal” use, we were not the best we needed to be. We feel that if we are going to be a world class company, our product has to be world class in every way. For that reason, we decided not to begin to ship our differentials until we are completely satisfied with the product. During the first half of 2013, we modified the design characteristics and built prototypes, and in June 2013 we conducted a series of tests under our stringent testing protocol, specifically for the Corvette model platform. These tests were successful and we determined that we that we were technically ready to conclude our design phase for a limited release of the IsoTorque for the Corvette model platform and to initiate the production process to build units for sale into the aftermarket. During the third quarter of 2013, we continued to work on improving the product’s durability in order to minimize any limitations in its use with customers. As a result, we have made some additional modifications to the Corvette differential design to provide incremental strength to the product under abusive conditions. We are in the final stage of determining the most robust design and we are working with our supply chain to establish timetables for deliveries of component parts. We have begun to procure component inventory for a limited release of the product, which we are targeting to begin in the latter part of the fourth quarter of 2013 or early 2014.

We are confident that there is nothing in the marketplace that can compete with the IsoTorque’s performance, safety and dependability. With a very limited effort to sell the IsoTorque differential into the automobile aftermarket during 2012, we received orders for dozens of units for high powered Corvettes. This activity, along with feedback we have received, makes us confident that we have a very saleable product.

Our broad strategy for the automotive market is to develop numerous IsoTorque differentials for various vehicle platforms, selling initially into the aftermarket to demonstrate our product’s technical and functional capabilities, followed up by marketing to OEMs for being designed into full vehicle production runs. During the fourth quarter of 2013, we intend to begin actively marketing the IsoTorque to Model C5 and C6 Corvette owners who are interested in upgrading their vehicles, and to engage with distributors and installers of Corvette aftermarket products. Also, now that we expect to have a product ready for sale, we will continue discussions with OEM product engineers to market our technology to them. We continue to have a great deal of interest from many companies. During the fourth quarter of 2012, we sent two IsoTorques to a large OEM for internal functional model development, and in April 2013 they conducted some initial testing. We are expecting to receive testing characteristics pertaining to our differential by the end of 2013 that will aid us in better understanding its capabilities. We have also recently provided prototype differentials to select race car teams, and the feedback we have received from them has been extremely favorable with respect to the improved handling, reduced lap times and other functions.

We are continuing to move forward with further development activity of the IsoTorque differential as we begin to design IsoTorques for additional sizes of differentials for rear-wheel drive and four-wheel drive applications, such as heavy duty pickup trucks. In mid-2013, we conducted an updated analysis of the market opportunities for the IsoTorque, and we have postponed development activity on the IsoTorque for the Camaro vehicle platform for the time being, as we believe there are better opportunities with other vehicles. In addition to the rear wheel drive development activity, we are also pursuing the development of an IsoTorque for front-wheel drive vehicles, which is a very significant market opportunity, and which requires further design work and analysis due to the use of automatic transmission fluid in such applications. We believe that our IsoTorque design could create a very significant breakthrough in front-wheel drive technology.

In January 2013, after many months of discussions, we entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd. (“BAIC”). Under the agreement, BAIC will pay us to manufacture a number of prototypes of our IsoTorque differential for one of BAIC’s anticipated future car models. Torvec will supply BAIC with these prototypes for its evaluation and testing. This is a great opportunity for Torvec to work with an established auto manufacturer in the world’s largest automotive market. During the third quarter of 2013, we received an initial cash deposit of approximately $20,000 along with initial documentation and hardware, and we have begun the development work on this project. The total value of this development project is approximately $39,000 with a timetable for completion of our work of 25 weeks from the date we receive all items specified from BAIC. Since there essentially is one performance milestone associated with this agreement, we are deferring the recognition of revenue and related expenses on this project until we deliver the prototype units at the completion of the current development agreement.

In addition to the automotive sector, we continue to market into off-highway mobile equipment markets such as mining, construction and agriculture. For instance, in January 2011, we entered into development contract with a West Virginia remanufacturer of components for mining and associated industrial equipment to develop an IsoTorque differential prototype to demonstrate its feasibility to alleviate steering problems associated with mining shuttle cars. The contract calls for us to jointly evaluate the performance and durability of the prototype units and upon successful evaluation, to build and sell IsoTorque differentials to our customer for incorporation in 21 SC mining cars it remanufactures for the mining industry. If the prototype test is successful, the contract calls for us to furnish the remanufacturer with all of their differential requirements during the three year contract term, as mutually extended. During the first quarter of 2012, we shipped two prototype IsoTorque differentials to our customer, who is planning to install and test them in a vehicle. However, due to a significant slowdown in the mining industry, the testing of our prototype continues to be delayed longer than anticipated. We are hopeful that the testing will take place sometime during 2014, depending on market conditions. Based on the results of the test installation, which could take up to six months or longer in a mining application, we are hopeful that the customer will place a production order for these differentials.

Torvec Hydraulic Pump –

During 2012, we invested in software, test equipment and personnel to enhance our development efforts. During that year, we went through a drastic redesign of the Torvec Hydraulic Pump to improve the overall performance of our pump while maintaining the significant advantages we have in size and weight. In the fourth quarter of 2012, we completed the assembly of two newly redesigned prototypes. We built our own testing facility for initial testing, which would have otherwise taken place at a third party testing facility, and we were pleased with the test results that we achieved. Based on the test results and the guidance of hydraulics consultant, Mr. Thomas J. Labus who was elected to Torvec’s board of directors in December 2012, we modified our designs during the first quarter of 2013. During the second quarter of 2013, we assembled prototypes and tested this revised design on our internal test equipment. We were able to acquire enough information through our internal testing capabilities that we were able to postpone the need to utilize an independent testing facility. We were very satisfied with the test results as we successfully passed a milestone test that confirmed numerous aspects of the breakthrough technologies. This accomplishment, although not a full validation of the pump as a complete product, proved the soundness of the concept.

After having had discussions recently with potential customers, we have embarked upon pump development activities that are more focused on addressing customer specific applications. Our initial target market is the mobile construction equipment market where reliability, power density and efficiency are critical to the overall cost of ownership of such equipment. Based on the testing we conducted during the second quarter of 2013 and our updated assessment of the market, we have been working to enhance the design of our hydraulic pump. Based on sophisticated computer modeling of our pump attributes, we are very optimistic about the qualities that our pump design has relative to conventional pumps currently in the marketplace. In October 2013, we have completed the next design phase and we are beginning to procure components to assemble prototype units for further testing of our concepts. We expect to be testing this revised prototype design during the latter part of the fourth quarter of 2013 or early in the first quarter of 2014. Depending on the test results, we expect that we will need one further design iteration before we can begin marketing this technology to potential customers, which we anticipate can occur in mid-2014. We are also working on additional patents as a result of engineering breakthroughs in our redesign process.

The development of our new pump design has taken on added significance in light of recent U.S. Government emissions regulations for off road diesel engines that will take effect in the near future. These regulations will require diesel engines to pollute less. To help achieve these new standards, companies are attempting to run the diesel engines, and thus their hydraulic pumps, at lower rotational speeds. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in rotational speed. Among other advantages, the unique technology of the Torvec hydraulic pump allows a larger displacement pump to fit into the same or smaller footprint than that of existing pumps. This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

In addition to the activities to be undertaken by us to implement our plan of operation detailed above, we may expand and/or refocus our marketing activities depending upon future circumstances and developments. Information regarding the Company and all of our inventions, including regular updates on technological and business developments, can be found on our website, www.torvec.com.

(C) Company Revenue and Expenses

Three Month Periods Ended September 30, 2013 and 2012

There was no revenue reported for the three month periods ended September 30, 2013 and 2012.

Research and development expenses for the three months ended September 30, 2013 amounted to $308,000 as compared to $315,000 for the comparable period in 2012. Non-cash stock-based compensation expense attributable to stock options for the three months ended September 30, 2013 was $21,000, compared with $42,000 for the three months ended September 30, 2012. Excluding the non-cash stock-based compensation expense, research and development expenses for the three month period ended September 30, 2013 amounted to $287,000, an increase of $14,000, or 5%, from $273,000 recorded in the same period in 2012. The increase in 2013 was mainly attributable to higher personnel-related costs, outside consulting expenses and depreciation, offset in part by lower spending during the quarter on developmental components and materials.

General and administrative expense for the three months ended September 30, 2013 amounted to $387,000 compared to $553,000 for 2012. Non-cash stock-based compensation expense attributable to stock options for the three months ended September 30, 2013 was $158,000, a decrease of $103,000 from $261,000 for the three months ended September 30, 2012 that primarily resulted from the completion of expensing for certain options that had met their vesting milestones. Excluding the non-cash stock-based compensation expense, general and administrative expense for the third quarter of 2013 amounted to $229,000 compared to $292,000 in 2012. The decrease of $63,000, or 22%, resulted primarily from lower patent and legal costs, and lower general office expenses.

The loss from operations for the three month period ended September 30, 2013 was $695,000, compared with a loss from operations in 2012 of $868,000. The increase in other income from $3,000 in 2012 to $17,000 in 2013 resulted primarily from a gain pertaining to the disposition of a Company vehicle. Preferred stock dividends amounted to $66,000 in each of the third quarters of 2013 and 2012, respectively.

The net loss attributable to common stockholders for the three month period ended September 30, 2103 was $744,000 as compared to a net loss for the same period in 2012 of $931,000. The weighted average diluted common shares outstanding amounted to 45,716,000 for each of the three month periods ended September 30, 2013 and 2012, respectively. Diluted net loss per common share for each of the three month periods ended September 30, 2013 and 2012 was $.02.

Nine Month Periods Ended September 30, 2013 and 2012

There was no revenue reported for the nine month period ended September 30, 2013, compared with $60,000 for the nine month period ended September 30, 2012. The revenue that was generated in 2012 resulted from the completion of a particular milestone on a prototype development contract for a mining car differential. No cost of goods sold were reflected in 2013, while the cost of goods sold in 2012 was $45,000, or 75% of revenue. Gross profit for the nine month period ended September 30, 2012 was $15,000, or 25%.

Research and development expenses for the nine months ended September 30, 2013 amounted to $874,000 as compared to $795,000 for the comparable period in 2012. Non-cash stock-based compensation expense attributable to stock options for the nine months ended September 30, 2013 was $74,000, compared with $102,000 for the nine months ended September 30, 2012. Excluding the non-cash stock-based compensation expense, research and development expenses for the nine month period ended September 30, 2013 amounted to $800,000, an increase of $107,000, or 15%, from $693,000 recorded in the same period in 2012. The increase in 2013 was mainly attributable to additional personnel and higher depreciation expense, offset in part by lower spending on developmental components and materials.

General and administrative expense for the nine months ended September 30, 2013 amounted to $1,276,000 compared to $1,885,000 for 2012. Non-cash stock-based compensation expense attributable to stock options for the nine months ended September 30, 2013 was $513,000, a decrease of $453,000 from $966,000 for the nine months ended September 30, 2012 that primarily resulted from a 2012 shareholder-approved modification of stock options, as well as the completion of expensing for certain options that had met their vesting milestones. Excluding the non-cash stock-based compensation expense, general and administrative expense for the first nine months of 2013 amounted to $763,000 compared to $919,000 in 2012. The decrease of $156,000, or 17%, resulted primarily from lower patent and legal costs, office and computer supplies expense, and annual proxy-related expenses, offset in part by higher professional fees for tax-related work.

The loss from operations for the nine month period ended September 30, 2013 was $2,150,000, compared with a loss from operations in 2012 of $2,665,000. Other income decreased from $36,000 in 2012 to $20,000 in 2013, mainly due to lower interest income in 2013 as a result of lower cash balances. Preferred stock dividends amounted to $198,000 and $200,000 in 2013 and 2012, respectively.

The net loss attributable to common stockholders for the nine month period ended September 30, 2103 was $2,328,000 as compared to a net loss for the same period in 2012 of $2,829,000. The weighted average diluted common shares outstanding amounted to 45,716,000 and 45,709,000 for the nine month periods ended September 30, 2013 and 2012, respectively. Diluted net loss per common share for the nine month periods ended September 30, 2013 and 2012 was $.05 and $.06, respectively.

(D) Liquidity and Capital Resources

As of September 30, 2013, cash and cash equivalents totaled $1,725,000, a decrease of $1,824,000 from the beginning of the year. During the nine months ended September 30, 2013, we used $1,670,000 of cash in operating activities, relatively consistent with the $1,628,000 spent during the same period in 2012. A reported net loss of $2,130,000 for the first nine months of 2013, offset in part mainly by non-cash stock-based compensation of $587,000, resulted in cash used in operating activities amounting to $1,670,000 for the nine month period ended September 30, 2013. In 2012, a reported net loss of $2,629,000, offset in part mainly by $1,068,000 of non-cash stock-based compensation, resulted in cash used in operating activities of $1,628,000 for the comparable nine month period in 2012.

We used a net of $69,000 in cash for investing activities in the first nine months of 2013 to purchase fixed assets, including certain vehicles to be used for testing differential prototypes, net of $17,000 in value received for the trade-in of a vehicle that was no longer being fully utilized. During the first nine months of 2012, we used a net of $46,000 in cash for investing activities, consisting of $68,000 to purchase fixed assets offset in part by $22,000 in proceeds from the sale of shop equipment that was no longer being utilized.

During the nine month period ended September 30, 2013, we used $85,000 for financing activities resulting from payments on outstanding notes payable. During the same nine month period in 2012, we used $59,000 for financing activities pertaining to payments on outstanding notes payable.

During the nine month period ended September 30, 2013, we issued 0 shares of common stock. During the nine month period ended September 30, 2012, we issued 15,328 shares of common stock related to the conversion of 10,000 shares of Preferred B stock and related accrued dividends.

Current Cash Outlook

For the period from September 1996 (inception) through September 30, 2013, we have accumulated a deficit of $65,257,000. At September 30, 2013, we have stockholders’ equity of $1,966,000, current liabilities of $277,000 and working capital of $1,563,000. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations. Most recently in September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new class of preferred stock. The proceeds from this transaction have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Presently, we anticipate that our operating cash requirements for the full year of 2013 will be in the range of approximately $2,300,000. In addition, we are expecting to spend approximately $100,000 on capital expenditures for the development of in-house testing equipment and approximately $100,000 on payments to reduce notes payable balances during the full year of 2013. Looking ahead over the next 12 months, we are currently projecting that we will use approximately $2.5 million in cash, subject to fluctuations for working capital requirements. We believe that based upon our current cash position and the current outlook for our business operations, we will need to raise additional funds by mid-2014 in order to continue the development of our technology. We are considering various financing alternatives for potentially interested investors, with an expectation for completing a transaction by early 2014. In order to conserve cash, we may also need to consider downsizing our operations or issuing shares of common stock to pay for certain expenditures. Management believes that based upon our current cash position, the current outlook for our business operations, our ability to reduce costs if necessary, and our demonstrated ability in the past to raise additional capital through debt or equity, we will be able to continue operations through September 30, 2014. There can be no assurance, however, that we will be successful in raising additional capital or incurring debt when needed on terms acceptable to the Company.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of September 30, 2013, there was $0 accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of September 30, 2013, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(101)

The following materials from Torvec, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012 and for the period from September 25, 1996 (Inception) through September 30, 2013, (ii) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2013 and 2012, and for the period from September 25, 1996 (Inception) through September 30, 2013 and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORVEC, INC.

Date: November 5, 2013	By: /s/ Richard A. Kaplan
Richard A. Kaplan
Chief Executive Officer

Date: November 5, 2013	By: /s/ Robert W. Fishback
Robert W. Fishback
Chief Financial Officer and Principal Accounting Officer