Form 10-K
period 2013-12-31
TORVEC INC
filed 2014-03-28
CIK 1063197

bb

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended DECEMBER 31, 2013

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $16,362,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 28, 2014-------45,716,298.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the June 12, 2014 Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

TORVEC, INC.
(A Development Stage Company)

TABLE OF CONTENTS

PAGE

PART I

Item 1. Business	5

Item 1A. Risk Factors	9

Item 1B. Unresolved Staff Comments	13

Item 2. Properties	13

Item 3. Legal Proceedings	14

Item 4. Mine Safety Disclosures	14

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16

Item 6. Selected Financial Data	20

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	27

Item 8. Financial Statements and Supplementary Data	28

Reports of Independent Registered Public Accounting Firms	29

Consolidated Balance Sheets as of December 31, 2013 and 2012	31

Consolidated Statements of Operations for each of the years in the Two-Year Period Ended December 31, 2013 and for the Period from September 25, 1996 (Inception) through December 31, 2013	32

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the Period from September 25, 1996 (Inception) through December 31, 2013	33

Consolidated Statements of Cash Flows for each of the years in the Two-Year Period Ended December 31, 2013 and for the Period from September 25, 1996 (Inception) through December 31, 2013	46

Notes to Consolidated Financial Statements	48

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77

Item 9A. Controls and Procedures	77

Item 9B. Other Information	77

PART III

Item 10. Directors, Executive Officers and Corporate Governance	78

Item 11. Executive Compensation	78

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78

Item 13. Certain Relationships and Related Transactions, and Director Independence	78

Item 14. Principal Accountant Fees and Services	78

PART IV

Item 15. Exhibits, Financial Statement Schedules	79

SIGNATURE PAGE	84

EXHIBIT INDEX	85

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

Presently, we are actively working to develop and commercialize our IsoTorque Differential and our Torvec Hydraulic Pump. A third technology, our Vehicle Steer-Drive, is another potential opportunity that we expect to more fully develop in the future. Each of these technologies is summarized as below.

The IsoTorque® Differential

The IsoTorque Differential is a fully mechanical, high traction differential that we anticipate, once commercialized, will provide an order of magnitude better performance than existing technologies for automotive and commercial vehicle use. Because it is fully mechanical, it responds instantly to different driving scenarios, and does not require electronics or clutch plates that may malfunction or wear out.

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

Due to the IsoTorque’s functionality, we believe that torque steer in front wheel drive (FWD) vehicles will be significantly reduced, making these vehicles more stable, and that fishtailing in rear wheel drive vehicles (the tendency of the back end of the vehicle to come around on the driver) will be greatly reduced. The IsoTorque also has the potential to save fuel. Discussions with a potential customer suggest that a FWD vehicle equipped with the IsoTorque could provide comparable traction to its all-wheel drive counterpart approximately 85% of the time, while saving 2 – 3 miles per gallon in fuel economy due to the IsoTorque’s significant weight advantage.

The Torvec Hydraulic Pump

The Torvec Hydraulic Pump is a revolutionary departure from traditional axial piston pump designs. It features a non-rotating cylinder block, unique valving, and the capability to provide reversible flow direction. The Torvec hydraulic pump, once commercialized, is expected to provide greater power density than existing hydraulic pumps due to its compact and lightweight design. In addition, the Torvec hydraulic pump is expected to operate at well under 500 RPM without cogging (jumping or shuddering), providing an advantage over existing pump technology.

As compared to existing axial piston pumps, the Torvec hydraulic pump, by reducing parasitic losses and increasing efficiency, should reduce fuel usage of commercial equipment. The pump is currently being developed with a series of enhancements to increase its marketability, specifically to the mobile and commercial pump industries.

The Vehicle Steer-Drive

Another potential opportunity that we expect to more fully develop in the future is our Vehicle Steer-Drive, a unique mechanism that enables tracked vehicles to steer like a car. Traditional tracked vehicles are steered by changing the relative speeds of the two tracks. For example, when moving straight forward, both tracks are moving at the same speed; when turning, the inside track slows down while the outside track speeds up proportionately. The vehicle turns in the direction of the slower track. Traditional steering systems combine the functions of driving forward and steering, which limits most tracked vehicles to less than 20 mph. The steering mechanism separates the mechanical function of driving the vehicle forward from the steering. This separation enables the vehicle to attain relatively high speeds (up to 50 mph), while providing enough torque to steer the vehicle. The two functions operate independently and simultaneously. The Steer-Drive also eliminates vehicle wander that can occur with traditional hydrostatic steering systems.

Other attributes that we anticipate will set the Steer-Drive system apart from traditional tracked vehicle steering systems include its mechanical simplicity, relatively low cost, and its functional and performance benefits (smooth turning and true pivot turning on vehicle center). We have used it successfully in tracked vehicles ranging from 5,000 lbs. – 22,000 lbs. and at speeds from 25 – 50 mph. The incorporation of our IsoTorque differential into the Steer-Drive has helped to prevent track spin up, much like the IsoTorque does for wheeled vehicles.

(B) Competition, Industry and Market Acceptance

We believe that our technology is superior to similar products manufactured in the worldwide automotive and off-highway industries and in many instances represents a true paradigm shift with respect to presently known technology. However, through December 31, 2013, we have not generated significant revenues from operations. It has taken us more time than anticipated to develop our products so that our technologies are ready for commercialization, mainly due to inadequately prioritizing the development of our technologies in past years, as well as establishing high tolerance criteria to ensure that any product we produce will be world class. Since the change in management in the latter part of 2010, we have been much more narrowly focused on the development projects we’re working on, as well as the priority associated with each.

The market for all of our technologies is occupied by competing products manufactured and/or utilized by the very manufacturers and/or first tier suppliers which we are attempting to attract. Our ability to generate revenue and become profitable is considerably dependent upon acceptance by manufacturers and/or first-tier suppliers of the technical superiority of our products. Our target markets / industries, however, have committed substantial resources to product systems utilizing old technology as well as to new product systems which the industry believes may fulfill its short and long term needs. In addition, the industries historically have been characterized by a resistance to embracing new technologies from sources outside of the industries’ own research and development units (the “not invented here” syndrome). At the present time, we have seen less resistance and good cooperation from the OEMs (original equipment manufacturers) we are working with.

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

(E) Executive Officers

Our executive officers as of December 31, 2013 were as follows:

Richard A. Kaplan, age 68, has served as chief executive officer and as a director since September 30, 2010. From 2000 to 2010, Mr. Kaplan was the chief executive officer of Pictometry International Corp., a rapidly growing visual information systems company that experienced exponential growth under his leadership. Previously, Mr. Kaplan led and developed a number of other successful businesses in industries including retail floor covering, advertising and marketing, computer software, real estate development and human resource development.

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

Keith E. Gleasman, age 66, is a co-founder of the Company and has served as president and as a director since the company’s inception on September 26, 1996. In October 2010, he was also appointed as vice president of marketing. From 2005 to 2010 he also held the title of chief technology officer. From 1985 to 1988, Mr. Gleasman was the vice president of sales for the Power Systems Division at Gleason Works.

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

Mr. Gleasman earned his B.S. degree from Ashland University in Ashland, Ohio.

Robert W. Fishback, age 58, has served as chief financial officer and principal accounting officer since October 18, 2010. In October 2010, he was also appointed as corporate secretary. From September 2009 to October 2010, Mr. Fishback was the sole proprietor of his own financial consulting business, including consulting services he provided to the Company from July 2010 until he was hired by the Company in October 2010. From 1999 to 2009, he served as vice president - finance, chief financial officer and treasurer of Ultralife Corporation. Previously, he served as controller – shared services at ITT Industries, Inc., director – corporate accounting at Goulds Pumps, Inc., and in various corporate financial management positions at Frontier Corporation. He spent three years in public accounting with Deloitte & Touche LLP prior to joining the private sector in 1983.

Mr. Fishback is a CPA with an MBA in finance from SUNY - Buffalo. His undergraduate degree in accounting is from Grove City College.

William Mark McVea, 55, joined the Company in March 2012 as chief technology officer, and on February 28, 2013 he was designated as a named executive officer by the Company’s board. He is known as one of the world’s foremost drive-train and gear technology experts. Prior to Torvec, Dr. McVea was president and principal engineer of KBE+, Inc. an international engineering consultancy firm. The primary focus of KBE+ was automotive powertrain and mechanical power transmission design, development, analysis, test and manufacture. Prior to KBE+, Dr. McVea worked for numerous companies and in numerous capacities within the automotive industry, as well as in vehicle design for the construction, agricultural and off-highway market-spaces. His experience base in gear and mechanical systems is extensive and well recognized within the industries. Dr. McVea also continues to teach professional development seminars throughout the world.

Dr. McVea received his Ph.D. in engineering from Purdue University and his B.S. degree in mechanical engineering from the Rochester Institute of Technology.

(F) Employees

As of December 31, 2013, we employed a total of 13 permanent and temporary employees, 8 of which are primarily devoted to research and development, and 5 mainly involved with sales, marketing and administration. All are employed in the U.S. None of our employees is represented by a labor union.

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

More specifically, while our IsoTorque differential technology has been conceptualized for installation into a majority of automotive vehicles worldwide, constraints such as vehicle and axle size, vehicle weight, type of lubrication, torque and loading requirements, and vehicle use, require us to design, develop and test our differential for each vehicle platform application’s specifications. Such constraints may inhibit our ability to penetrate the worldwide automotive industry in a cost-effective manner.

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

Because we have not begun meaningful production of any of our products, we cannot be certain of the cost to make our products if meaningful production begins and therefore we cannot be sure whether we can profitably sell our products.

We are in the process of developing prototypes and producing limited quantities of products based on our present technology, and therefore we have not yet generated meaningful product sales. In some cases, we anticipate generating revenues through the licensing of our technologies, while in other cases we anticipate manufacturing and selling products. While we believe that we have a reasonable understanding of the approximate cost it will take to manufacture our products at varying production volumes, such costs are only estimates. Our business strategy assumes that our cost to manufacture our products will decrease as production volumes increase, but there can be no assurances that such cost savings will be realized at all or in the amounts that we assume. If we are unable to decrease our cost to manufacture as production volumes increase, we may not be as successful generating profit margins that we expect, which could adversely affect our financial condition or business.

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

We are not required to meet certain quantitative and qualitative listing standards established by stock exchanges for the protection of investors. The market for our common stock is extremely limited, meaning that at any time and from time to time, there may not be enough sellers in the market to fill purchase orders and/or enough buyers in the market to fill sell orders for transactions where a given price is stipulated (i.e. “limit orders”). Such orders, therefore, may expire unfilled. Our common stock is volatile, meaning that purchase and/or sell orders for a numerically small number of shares (e.g. 500) may have a disproportionate positive or negative impact on the trading price at any time during any given trading day but especially, during the first and the last half-hour of trading. The market for our common stock is disproportionately influenced by market makers (i.e. broker/dealers) who agree to buy a limited number of our common shares [e.g. 500 share blocks] during the course of a given trading day at various specified prices (the “bid”) who may negatively affect the trading price by periodically “lowering the bid” for our common stock without regard to company performance and/or disclosure of material events regarding our activities.

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

As of December 31, 2013, we have been authorized to issue up to 400,000,000 shares of our common stock, of which a total of 75,046,379 shares are outstanding or are reserved for future issuance due to the exercise of outstanding stock options, warrants or the conversion of preferred stock. As a result, our board has the authority to approve the issuance of an additional 324,953,621 common shares or potentially dilutive common shares without the requirement to obtain shareholder approval.

On March 24, 2014, the board of directors authorized, and the preferred shareholders approved the content and filing of Certificates of Amendment to the Company’s Certificate of Incorporation to create two new series of preferred stock, namely Series C-2 Voting Convertible Preferred stock and Series C-3 Voting Convertible Preferred stock.  We filed a Certificate of Amendment to the Certificate of Incorporation on March 28, 2014 (the “Certificate of Amendment”), authorizing 25,000,000 shares of Series C-2 Voting, Convertible Preferred stock with a stated value of $.20 per share. The creation the Series C-3 Voting Convertible Preferred stock is subject to the determination of its stated value by a special committee of the board of directors.

On March 28, 2014, we closed on a private placement transaction that generated gross proceeds of approximately $5,000,000, resulting from the issuance of 25,000,000 shares of Series C-2 Voting Convertible Preferred stock.  Each Series C-2 Preferred share is convertible, at the holder’s election, into one share of the Company’s common stock, par value $0.01 per share. The conversion rate is subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock or a reorganization, recapitalization, reclassification, consolidation or merger, as described in the Certificate of Amendment.

The Series C-2 Preferred shares have a liquidation preference at their stated value per share of $0.20 that ranks pari passu to our existing Series C Voting Convertible Preferred shares and is senior to our common stock, and our Class A Non-Voting Cumulative Convertible Preferred Shares and Class B Non-Voting Cumulative Convertible Preferred Shares. The liquidation preference is payable upon a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon a deemed liquidation of the Company. The Series C-2 Preferred shares are not entitled to receive preferred dividends and have no redemption right, but are entitled to participate, on an as converted basis, with holders of outstanding shares of common stock in dividends and distributions on liquidation after all preferred shares have received payment in full of any preferred dividends or liquidation preferences, and vote with the common stock on an as-converted basis.

We expect to conduct an offering to sell the Series C-3 Preferred stock within the next several months, where up to an additional $1,000,000 of gross proceeds will be raised.  Direct expenses associated with these transactions, primarily legal fees, are expected to be in the range of approximately $100,000, which will be offset against the gross proceeds. The Series C-2 Preferred Shares and the Series C-3 Preferred Shares to be sold in the Series C-3 Preferred Offering will not be and have not been registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that the Company will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for its plans. This disclosure relating to this equity financing from private sources does not constitute an offer to sell or the solicitation of an offer to buy any of the Company’s securities, and is made only as required under applicable law and related reporting requirements, and as permitted under Rule 135c under the Securities Act.

In the future, we may need to raise additional capital through the issuance of equity securities to finance our operations. Prior issuances of stock have resulted in substantial dilution to our shareholders, and such dilution may continue if we are required to finance our business with additional sales of our stock. Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock.

The exercise of our outstanding options and warrants and conversion of our preferred stock may depress our stock price.

As of December 31, 2013, we had outstanding stock options and warrants to purchase an aggregate of 11,863,754 shares of our common stock at exercise prices ranging from $.01 to $5.00 per share. In addition at December 31, 2013, we had 17,466,327 shares of preferred stock (including the impact of accrued dividends) with stated values ranging from $.40 to $.50 per share, convertible into shares of our common stock at a 1:1 ratio. On March 28, 2014, we closed on a private placement transaction that generated gross proceeds of approximately $5,000,000, resulting from the issuance of 25,000,000 shares of Series C-2 Voting Convertible Preferred stock.  Each Series C-2 Preferred share is convertible, at the holder’s election, into one share of the Company’s common stock, par value $0.01 per share. To the extent that these securities are converted into common stock, dilution to our stockholders will occur, which may result in a decrease in the market price of our common stock.

Certain investors in our equity securities have significant voting power over management and corporate transactions.

As of December 31, 2013, two principal stockholders controlled approximately 40% of our outstanding voting securities. As of March 28, 2014, we have one principal stockholder who controls approximately 46% of our outstanding voting securities, and we have two principal stockholders who control approximately 56% of our outstanding voting securities. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2. PROPERTIES

We occupy a facility located at 1999 Mount Read Blvd., Rochester, New York. The facility consists of approximately 13,650 square feet, with executive and engineering offices, conference rooms, manufacturing and assembly space, automotive bays, testing and lift facilities, and approximately thirty acres of land suitable for vehicle testing and demonstration. We currently occupy this space through a lease agreement, the term of which is scheduled to expire on May 31, 2015 at a rental rate of $5,687 per month ($68,244 per annum) and in addition, we are required to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. The lease grants us an option to lease up to approximately 6,319 sq. ft. of additional adjacent manufacturing and assembly space. The lease agreement has two three-year renewal options with a 10% rate increase at each subsequent renewal period.

We believe that, given our present circumstances, the facility located at Mount Read Blvd. is sufficient to meet our anticipated plant requirements for the next twelve months. This situation could change if we were to receive one or more orders requiring volume production of one or more of our technologies and we were to elect to fill any such orders ourselves.

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

2013	High	Low
1st Quarter	$0.84	$0.64
2nd Quarter	$0.70	$0.46
3rd Quarter	$0.48	$0.30
4th Quarter	$0.42	$0.30

2012	High	Low
1st Quarter	$0.96	$0.82
2nd Quarter	$1.05	$0.75
3rd Quarter	$0.99	$0.80
4th Quarter	$0.86	$0.62

(B) Holders of Common Stock

As of December 31, 2013, we had approximately 335 shareholders of record of our common stock. As of December 31, 2013, we had 45,716,298 common shares issued and outstanding.

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

(D) Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2013

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in col. (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	8,470,336	(1)	$0.69		1,693,000
Equity compensation plans not approved by security holders	1,744,168	(2)	$2.08	(3)	None
Total	10,214,504		$0.92		1,693,000

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

(i) Class A Preferred Stock

In 2002, our board designated the first series of preferred shares, authorizing the issuance of up to 3,300,000 Class A Non-Voting Cumulative Convertible Preferred Shares. Each Class A Preferred Share is convertible after a one year holding period, at the holder’s election, into one share of our common stock. The conversion rate is subject to adjustment in the event of the issuance of our common stock as a dividend or distribution and in the case of the subdivision or combination of our common stock. The Class A Preferred has no voting rights, except with respect to matters directly impacting upon the rights and privileges accorded to such Class.

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

Since its designation in March 2002, we have sold an aggregate 765,512 shares of Class A Preferred for proceeds of approximately $3,062,000. No Class A Preferred shares were sold during the years ended December 31, 2013 and 2012.

Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 189,750 Class A Preferred into our common stock (on a one to one basis) through December 31, 2013, with 0 Class A Preferred shares converted in each of the years ended December 31, 2013 and 2012.

For each of the years ended December 31, 2013 and 2012, we settled 0 Class A Preferred dividends. Since its inception in March 2002 through December 31, 2013, we have settled an aggregate Class A Preferred dividend amounting to approximately $242,000 through the issuance of 11,339 Class A Preferred shares and 100,924 common shares.

At December 31, 2013, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $2,019,000 at December 31, 2013.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $2,019,000 and $1,788,000 at December 31, 2013 and 2012, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

(ii) Class B Preferred Stock

In 2004, the board created a second series of preferred stock by authorizing the issuance of up to 300,000 Class B Non-Voting, Cumulative Convertible Preferred Shares to fund the business operations of Iso-Torque Corporation, an entity incorporated to separately commercialize the company’s IsoTorque differential technology.

Each Class B Preferred Share is convertible after a one year holding period, at the holder’s election, into one share of our common stock or one share of the common stock of Iso-Torque Corporation. The conversion rate is subject to adjustment in the event of the issuance of the company’s or Iso-Torque Corporation’s common stock as a dividend or distribution and in the case of the subdivision or combination of such common stock. The Class B Preferred has no voting rights, except with respect to matters directly impacting upon the rights and privileges accorded to such Class.

Subject to the dividend rights and privileges of our Class A Preferred, the holders of the Class B Preferred are entitled to receive cumulative dividends in the amount of $.50 per share of Class B Preferred for each annual dividend period.

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

Since its designation in September 2004, we have sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500. No Class B Preferred shares were sold during the years ended December 31, 2013 and 2012.

Since its designation, Class B Preferred shareholders have converted an aggregate 30,000 Class B Preferred into our common stock (on a one to one basis) through December 31, 2013.

Through December 31, 2013, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. For the year ended December 31, 2013, we settled 0 Class B Preferred dividends. For the year ended December 31, 2012, we settled Class B Preferred dividends amounting to approximately $27,000 through the issuance of 5,328 shares of common stock. Cumulatively through December 31, 2013, we have issued 35,431 restricted common shares in payment of Class B dividends amounting to approximately $51,000.

At December 31, 2013, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $285,000. In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders and our Class A Preferred shareholders, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $285,000 and $251,000 at December 31, 2013 and 2012, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

Cumulatively through December 31, 2013, Class C Preferred shareholders have converted 0 shares of Class C Preferred into common stock. At December 31, 2013, there were 16,250,000 shares of Preferred C stock outstanding. The value of the Class C Preferred shareholders’ liquidation preference was $6,500,000 at December 31, 2013 and 2012.

On March 24, 2014, the board of directors authorized, and the preferred shareholders approved the content and filing of Certificates of Amendment to the Company’s Certificate of Incorporation to create two new series of preferred stock, namely Series C-2 Voting Convertible Preferred stock and Series C-3 Voting Convertible Preferred stock.  We filed a Certificate of Amendment to the Certificate of Incorporation on March 28, 2014 (the “Certificate of Amendment”), authorizing 25,000,000 shares of Series C-2 Voting, Convertible Preferred stock with a stated value of $.20 per share. The creation the Series C-3 Voting Convertible Preferred stock is subject to the determination of its stated value by a special committee of the board of directors.

On March 28, 2014, we closed on a private placement transaction that generated gross proceeds of approximately $5,000,000, resulting from the issuance of 25,000,000 shares of Series C-2 Voting Convertible Preferred stock.  Each Series C-2 Preferred share is convertible, at the holder’s election, into one share of the Company’s common stock, par value $0.01 per share. The conversion rate is subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock or a reorganization, recapitalization, reclassification, consolidation or merger, as described in the Certificate of Amendment.

The Series C-2 Preferred shares have a liquidation preference at their stated value per share of $0.20 that ranks pari passu to our existing Series C Voting Convertible Preferred shares and is senior to our common stock, and our Class A Non-Voting Cumulative Convertible Preferred Shares and Class B Non-Voting Cumulative Convertible Preferred Shares. The liquidation preference is payable upon a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon a deemed liquidation of the Company. The Series C-2 Preferred shares are not entitled to receive preferred dividends and have no redemption right, but are entitled to participate, on an as converted basis, with holders of outstanding shares of common stock in dividends and distributions on liquidation after all preferred shares have received payment in full of any preferred dividends or liquidation preferences, and vote with the common stock on an as-converted basis.

We expect to conduct an offering to sell the Series C-3 Preferred stock within the next several months, where up to an additional $1,000,000 of gross proceeds will be raised.  Direct expenses associated with these transactions, primarily legal fees, are expected to be in the range of approximately $100,000, which will be offset against the gross proceeds. The Series C-2 Preferred Shares and the Series C-3 Preferred Shares to be sold in the Series C-3 Preferred Offering will not be and have not been registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that the Company will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for its plans. This disclosure relating to this equity financing from private sources does not constitute an offer to sell or the solicitation of an offer to buy any of the Company’s securities, and is made only as required under applicable law and related reporting requirements, and as permitted under Rule 135c under the Securities Act.

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

(B) Current Status of Business Plan and Ongoing Projects

We are continuing to make progress toward optimizing the designs and productizing our two key technologies, although the process continues to take longer than we had expected. The following summarizes our general operating plan and the current status of the development efforts for our IsoTorque® differential and our Torvec Hydraulic Pump.

General –

The basic elements of our operating plan for the next 12 months are as follows:

1)	To engage in the activity of developing a wholly unique pumping technology to revolutionize the fluid power industry;
2)

To continue to enhance the development of our hydraulic pump, build prototype units, and evaluate its operating performance and efficiencies for commercial and industrial applications and to begin to market the Torvec hydraulic pump to industrial users of hydraulic pumps and associated manufacturers;

3)

To design, build and provide prototype IsoTorque differentials to domestic and foreign OEMs, to engage with manufacturers in the performance and durability evaluation of our IsoTorque in rear-wheel and front-wheel drive applications, and to market the IsoTorque to manufacturers for use in their future vehicle platforms, including automotive and truck fleets;

4)	To implement a strategy to sell IsoTorque differentials into the aftermarket, through both a distributor network and direct sales to end users; and
5)	To explore the use of our unique gear technology in other applications.

IsoTorque Differential –

We have conceptualized our IsoTorque differential technology for installation into a majority of automotive vehicles worldwide. However, due to such constraints as vehicle and axle size, vehicle weight, type of lubrication, torque and loading requirements, and vehicle use, each vehicle platform application requires us to design, develop and test our differential for each such platform’s specifications.

We are confident that there is nothing in the marketplace that can compete with the anticipated performance, safety and dependability enhancements provided by our IsoTorque differential. Our broad strategy for the automotive market is to develop numerous IsoTorque differentials for various vehicle platforms, selling initially into the aftermarket to demonstrate our product’s technical and functional capabilities, followed up by marketing to OEMs for specific vehicle platforms. Once we have reached the point of having a product that we are ready to commercialize, we will continue discussions with OEM product engineers to market our technology to them. We continue to have a great deal of interest from many companies. We have also recently provided prototype differentials to select race car teams, and the feedback we have received from them has been extremely favorable with respect to the improved handling, reduced lap times and other functions.

During 2012 and 2013, we focused our IsoTorque differential development efforts on a rear-wheel drive differential for two model platforms (for certain Corvette and Camaro models) that can be marketed and sold initially into the aftermarket. During the fourth quarter of 2012, the test results of our design were still not satisfactory to us, so we determined that we needed to make further design modifications to improve the IsoTorque’s high-impact durability. We decided not to begin to ship our differentials until we are completely satisfied with the product. In mid-2013, we conducted an updated analysis of the market opportunities for the IsoTorque, and we decided to postpone development activities on the IsoTorque for the Camaro vehicle platform for the time being, as we believe there are better opportunities with other vehicles. During the first half of 2013, we modified the design characteristics and built prototypes, and in June 2013 we conducted a series of tests under our stringent testing protocol, specifically for the Corvette model platform. These tests were successful and we determined that we were technically ready to conclude our design phase for a limited release of the IsoTorque for the Corvette model platform. Still, during the third quarter of 2013, we continued to work on improving the product’s durability in order to minimize any limitations in its use with customers. As a result, we have made some additional modifications to the Corvette differential design to provide incremental strength to the product under abusive conditions. In the first quarter of 2014, we have concluded our efforts for determining a more robust design for a Model C-5 Corvette. We have procured component inventory for a limited release of this product, which we expect to be shipping in March or April of 2014. Based on the customer feedback that we receive from this limited release, we will review our marketing plans for the overall Corvette platform and determine further production quantities.

We are continuing to move forward with further development activity of the IsoTorque differential for substantially larger target markets, as we design IsoTorques for additional sizes of differentials for rear-wheel drive and four-wheel drive applications, such as heavy duty pickup trucks. In addition to the rear wheel drive development activity, we are also pursuing the development of an IsoTorque for front-wheel drive vehicles, which is a very significant market opportunity, and which requires further design work and analysis due to the use of automatic transmission fluid in such applications. We believe that our IsoTorque design could create a very significant breakthrough in front-wheel drive technology.

In January 2013, after many months of discussions, we entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd. (“BAIC”). Under the agreement, BAIC will pay us to manufacture a number of prototypes of our IsoTorque® differential for one of BAIC’s anticipated future car models. We will supply BAIC with these prototypes for its evaluation and testing. This is a great opportunity for Torvec to work with an established auto manufacturer in the world’s largest automotive market. To foster our relationship, our chief technology officer travelled to China in late 2013 and had very productive meetings with key personnel to understand current requirements as well as longer-term opportunities. During the third quarter of 2013, we received an initial cash deposit of approximately $20,000 along with initial documentation and hardware, and we have begun the development work on this project. The total value of this development project is approximately $39,000 with a timetable for completion of our work of 25 weeks from the date we received all items specified from BAIC. At the present time, we expect to deliver prototypes in the second quarter of 2014. Since there essentially is one performance milestone associated with this agreement, we are deferring the recognition of revenue and related expenses on this project until we deliver the prototype units at the completion of the current development agreement. The initial $20,000 deposit we received is reflected as deferred revenue on the consolidated balance sheet as of December 31, 2013. Similarly, we have deferred approximately $7,000 in expenses related to this contract, and these costs are reflected in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2013.

In addition to the automotive sector, we continue to market into off-highway mobile equipment markets such as mining, construction and agriculture.

Torvec Hydraulic Pump –

During 2012, we invested in software, test equipment and personnel to enhance our development efforts. During that year, we went through a drastic redesign of the Torvec Hydraulic Pump to improve the overall performance of our pump while maintaining the significant advantages we have in size and weight. In the fourth quarter of 2012, we completed the assembly of two newly redesigned prototypes. We built our own testing facility for initial testing, which would have otherwise taken place at a third party testing facility, and we were pleased with the test results that we achieved. Based on the test results, we modified our designs during the first quarter of 2013. During the second quarter of 2013, we assembled prototypes and tested this revised design on our internal test equipment. We were able to acquire enough information through our internal testing capabilities that we were able to postpone the need to utilize an independent testing facility. We were very satisfied with the test results as we successfully passed a milestone test that confirmed numerous aspects of the breakthrough technologies. This accomplishment, although not a full validation of the pump as a complete product, adds further support to the validity of the analytical results.

After having had discussions recently with potential customers, we have embarked upon pump development activities that are more focused on addressing customer specific applications. Our initial target market is the mobile construction equipment market where reliability, power density and efficiency are critical to the overall cost of ownership of such equipment. Based on the testing we conducted during the second quarter of 2013 and our updated assessment of the market, we have been working to enhance the design of our hydraulic pump. Based on sophisticated computer modeling of our pump attributes, we are very optimistic about the qualities that our pump design has relative to conventional pumps currently in the marketplace. In October 2013, we completed the next design phase and we are finalizing the procurement of components to assemble prototype units for further testing of our concepts. We expect to be testing this revised prototype design during the latter part of the first quarter and the early part of the second quarter of 2014. Depending on the test results, we expect that we will need at least one further design iteration before we can begin marketing this technology to potential customers, which we anticipate can occur in the latter part of 2014. We are also working on additional patents as a result of engineering breakthroughs in our redesign process.

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

(C) Company Revenue and Expenses

There was no revenue reported for the twelve month period ended December 31, 2013, compared with $60,000 for the twelve month period ended December 31, 2012. The revenue that was generated in 2012 resulted from the completion of a particular milestone on a prototype development contract for a mining car differential. No cost of goods sold was reflected in 2013, while the cost of goods sold in 2012 was $45,000, or 75% of revenue. Gross profit in 2012 was $15,000, or 25%.

Research and development expenses for the year ended December 31, 2013 amounted to $1,296,000 as compared to $1,073,000 for the comparable period in 2012. Non-cash stock-based compensation expense attributable to stock options for the twelve months ended December 31, 2013 was $93,000, compared with $137,000 for the twelve months ended December 31, 2012. Excluding the non-cash stock-based compensation expense, research and development expenses for the 2013 amounted to $1,203,000, an increase of $267,000, or 29%, from $936,000 recorded in the same period in 2012. The increase in 2013 was mainly attributable to additional engineering staff, an inventory valuation adjustment pertaining to certain differential components that were deemed to be no longer usable, higher depreciation expense, and increased travel costs.

General and administrative expense for the year ended December 31, 2013 amounted to $1,532,000 compared to $2,405,000 for 2012. Non-cash stock-based compensation expense attributable to stock options for the twelve months ended December 31, 2013 was $542,000, a decrease of $681,000 from $1,223,000 for the twelve months ended December 31, 2012 that primarily resulted from a 2012 shareholder-approved modification of stock options, as well as the completion of expensing for certain options that had met their vesting milestones. Excluding the non-cash stock-based compensation expense, general and administrative expense for 2013 amounted to $990,000 compared to $1,182,000 in 2012. The decrease of $192,000, or 16%, resulted primarily from lower patent and legal costs, office and computer supplies expense, and annual proxy-related expenses, offset in part by higher professional fees for tax-related work.

The loss from operations for the year ended December 31, 2013 decreased to $2,828,000, as compared with the loss from operations in 2012 of $3,463,000, as explained above. Other income decreased from $35,000 in 2012 to $19,000 in 2013, mainly due to lower interest income in 2013 as a result of lower cash balances. Preferred stock dividends amounted to $264,000 and $266,000 in 2013 and 2012, respectively.

The net loss attributable to common stockholders for the twelve month period ended December 31, 2013 was $3,073,000 as compared to a net loss for the same period in 2012 of $3,694,000. The weighted average diluted common shares outstanding amounted to 45,716,000 and 45,711,000 for the twelve month periods ended December 31, 2013 and 2012, respectively. Diluted net loss per common share for the years ended December 31, 2013 and 2012 was $.07 and $.08, respectively.

(D) Liquidity and Capital Resources

As of December 31, 2013, cash and cash equivalents totaled $1,072,000, a decrease of $2,477,000 from the beginning of the year. During the twelve months ended December 31, 2013, we used $2,237,000 of cash in operating activities, relatively consistent with the $2,187,000 spent during the same period in 2012. A reported net loss of $2,809,000 for 2013, offset in part mainly by non-cash stock-based compensation of $635,000, resulted in cash used in operating activities amounting to $2,237,000 for the twelve month period ended December 31, 2013. In 2012, a reported net loss of $3,428,000, offset in part mainly by $1,360,000 of non-cash stock-based compensation, resulted in cash used in operating activities of $2,187,000 for the comparable period in 2012.

We used a net of $127,000 in cash for investing activities in 2013 to purchase fixed assets, including certain vehicles to be used for testing differential prototypes, net of $17,000 in value received for the trade-in of a vehicle that was no longer being fully utilized. During 2012, we used a net of $115,000 in cash for investing activities, consisting of $137,000 to purchase fixed assets offset in part by $22,000 in proceeds from the sale of shop equipment that was no longer being utilized.

During the twelve month period ended December 31, 2013, we used $113,000 for financing activities resulting from payments on outstanding notes payable. During the same period in 2012, we used $88,000 for financing activities pertaining to payments on outstanding notes payable.

Current Cash Outlook:

For the period from September 1996 (inception) through December 31, 2013, we have accumulated a deficit of $65,936,000. At December 31, 2013, we have stockholders’ equity of $1,335,000, current liabilities of $196,000 and working capital of $907,000. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations. In September 2011, we raised $6,500,000 in gross proceeds through a private placement of a new class of preferred stock. The proceeds from this transaction have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Presently, we anticipate that our operating cash requirements for the full year of 2014 will be in the range of approximately $2,500,000. In addition, we are expecting to spend approximately $250,000 on capital expenditures for additional in-house testing equipment and computer software and hardware, as well as approximately $100,000 on payments to reduce notes payable balances during the full year of 2014.

On March 24, 2014, the board of directors authorized, and the preferred shareholders approved the content and filing of Certificates of Amendment to the Company’s Certificate of Incorporation to create two new series of preferred stock, namely Series C-2 Voting Convertible Preferred stock and Series C-3 Voting Convertible Preferred stock.  We filed a Certificate of Amendment to the Certificate of Incorporation on March 28, 2014 (the “Certificate of Amendment”), authorizing 25,000,000 shares of Series C-2 Voting, Convertible Preferred stock with a stated value of $.20 per share. The creation the Series C-3 Voting Convertible Preferred stock is subject to the determination of its stated value by a special committee of the board of directors.

On March 28, 2014, we closed on a private placement transaction that generated gross proceeds of approximately $5,000,000, resulting from the issuance of 25,000,000 shares of Series C-2 Voting Convertible Preferred stock.  Each Series C-2 Preferred share is convertible, at the holder’s election, into one share of the Company’s common stock, par value $0.01 per share. The conversion rate is subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock or a reorganization, recapitalization, reclassification, consolidation or merger, as described in the Certificate of Amendment.

The Series C-2 Preferred shares have a liquidation preference at their stated value per share of $0.20 that ranks pari passu to our existing Series C Voting Convertible Preferred shares and is senior to our common stock, and our Class A Non-Voting Cumulative Convertible Preferred Shares and Class B Non-Voting Cumulative Convertible Preferred Shares. The liquidation preference is payable upon a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon a deemed liquidation of the Company. The Series C-2 Preferred shares are not entitled to receive preferred dividends and have no redemption right, but are entitled to participate, on an as converted basis, with holders of outstanding shares of common stock in dividends and distributions on liquidation after all preferred shares have received payment in full of any preferred dividends or liquidation preferences, and vote with the common stock on an as-converted basis.

We expect to conduct an offering to sell the Series C-3 Preferred stock within the next several months, where up to an additional $1,000,000 of gross proceeds will be raised.  Direct expenses associated with these transactions, primarily legal fees, are expected to be in the range of approximately $100,000, which will be offset against the gross proceeds. The Series C-2 Preferred Shares and the Series C-3 Preferred Shares to be sold in the Series C-3 Preferred Offering will not be and have not been registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that the Company will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for its plans. This disclosure relating to this equity financing from private sources does not constitute an offer to sell or the solicitation of an offer to buy any of the Company’s securities, and is made only as required under applicable law and related reporting requirements, and as permitted under Rule 135c under the Securities Act. (See Note J in Notes to Consolidated Financial Statements.) Management believes that based upon our current cash position, including the results from this recently completed financing, and the current outlook for our business operations, we will be able to continue operations through December 31, 2014.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of December 31, 2013, there was $0 accrued interest or penalties related to uncertain tax positions.

Stock-Based Compensation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values on the grant date. Under the modified prospective method that we adopted, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with ASC 718-10. Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with ASC 718-10, except that the grant date fair value of all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with ASC 718-10.

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

FASB ASC 505-50, “Equity-Based Payments to Non-Employees,” requires all share-based payments to non-employees, including grants of stock options, to be recognized in the consolidated financial statements as compensation expense generally over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassess the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and we adjust the expense recognized in the consolidated financial statements accordingly.

Recently Issued Accounting Principles

In July 2013, FASB issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

(F) Impact of Inflation

Inflation has not had a significant impact on our operations to date and we are currently unable to determine the extent inflation may impact our operations during our fiscal year ending December 31, 2014.

(G) Quarterly Fluctuations

Since we are currently focused on developing our technology for commercialization and we have not yet engaged in significant revenue producing operations, we do not have any meaningful quarterly fluctuations that impact our financial performance.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include information otherwise required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TORVEC, INC.
(a development stage company)

Contents

Financial Statements

PAGE

Reports of Independent Registered Public Accounting Firms	29

Consolidated Balance Sheets as of December 31, 2013 and 2012	31

Consolidated Statements of Operations for each of the years in the Two-Year Period Ended December 31, 2013 and for the Period from September 25, 1996 (Inception) through December 31, 2013	32

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit) for the Period from September 25, 1996 (Inception) through December 31, 2013	33

Consolidated Statements of Cash Flows for each of the years in the Two-Year Period Ended December 31, 2013 and for the Period from September 25, 1996 (Inception) through December 31, 2013	46

Notes to Consolidated Financial Statements	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Torvec, Inc.

We have audited the accompanying consolidated balance sheets of Torvec, Inc. (a development stage company) and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity (capital deficit) for the years then ended and for the period included in the cumulative development stage period from January 1, 2011 through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period included in the cumulative development stage period from January 1, 2011 through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.

Rochester, New York
March 28, 2014

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Torvec, Inc. and its subsidiaries for the period from September 25, 1996 (inception) through December 31, 2010 (not presented separately herein), in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
New York, New York
March 28, 2011

TORVEC, INC.

(a development stage company)

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$1,072,000	$3,549,000
Inventories, net	0	65,000
Prepaid expenses and other current assets	31,000	22,000

Total current assets	1,103,000	3,636,000

Property and Equipment:
Office equipment and software	202,000	192,000
Shop equipment	210,000	171,000
Leasehold improvements	253,000	253,000
Transportation equipment	165,000	94,000

	830,000	710,000
Less accumulated depreciation and amortization	396,000	293,000

Net property and equipment	434,000	417,000

Total Assets	$1,537,000	$4,053,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current portion	$48,000	$113,000
Accounts payable	58,000	99,000
Accrued liabilities	70,000	278,000
Deferred revenue	20,000	0

Total current liabilities	196,000	490,000

Notes payable, net of current portion	6,000	54,000

Total Liabilities	202,000	544,000

Commitments and other matters (Note I)	0	0

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at December 31, 2013 and 2012: 587,101 and 587,101, respectively	6,000	6,000
b) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at December 31, 2013 and 2012: 67,500 and 67,500, respectively	1,000	1,000
c) 16,250,000 designated as Class C, Voting, convertible, no dividend, shares issued and outstanding at December 31, 2013 and 2012: 16,250,000 and 16,250,000, respectively	162,000	162,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at December 31, 2013 and 2012: 45,716,298 and 45,715,727, respectively	457,000	457,000
Additional paid-in capital	66,645,000	66,010,000
Deficit accumulated during the development stage	(65,936,000)	(63,127,000)

Total Stockholders' Equity	1,335,000	3,509,000

Total Liabilities and Stockholders' Equity	$1,537,000	$4,053,000

See notes to consolidated financial statements.

TORVEC, INC.

(a development stage company)

Consolidated Statements of Operations

	Year Ended December 31, 2013	Year Ended December 31, 2012	September 25, 1996 (Inception) through December 31, 2013

Revenue	$0	$60,000	$512,000
Cost of Goods Sold	0	45,000	377,000

Gross Profit	0	15,000	135,000

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation expense	1,203,000	936,000	17,567,000
Stock-based compensation expense related to options and warrants	93,000	137,000	1,888,000
Total research and development	1,296,000	1,073,000	19,455,000
General and administrative:
G&A costs, excluding stock-based compensation expense	990,000	1,182,000	30,157,000
Stock-based compensation expense related to options and warrants	542,000	1,223,000	20,793,000
Total general and administrative	1,532,000	2,405,000	50,950,000
Asset impairments	0	0	1,071,000

Total costs and expenses	2,828,000	3,478,000	71,476,000

Loss from operations	(2,828,000)	(3,463,000)	(71,341,000)

Reversal of liability on cancellation of debt	0	0	1,541,000
Gain on litigation settlement	0	0	1,900,000
Other income	19,000	35,000	308,000

Loss before income tax benefits	(2,809,000)	(3,428,000)	(67,592,000)

Income tax benefits	0	0	384,000

Net Loss	(2,809,000)	(3,428,000)	(67,208,000)

Net loss attributable to non-controlling interest in subsidiary	0	0	1,272,000

Net Loss attributable to Torvec, Inc.	(2,809,000)	(3,428,000)	(65,936,000)

Preferred stock beneficial conversion feature	0	0	6,345,000
Issuance of warrants to preferred shareholders	0	0	812,000
Preferred stock dividends	264,000	266,000	2,478,000

Net Loss attributable to Torvec, Inc. common stockholders	$(3,073,000)	$(3,694,000)	$(75,571,000)

Net Loss per common share attributable to stockholders of Torvec, Inc.:
Basic and Diluted	$(0.07)	$(0.08)

Weighted average number of shares of common stock:
Basic and Diluted	45,716,000	45,711,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)

Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2013

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
For the Period from September 25, 1996 (Inception) through December 31, 2013
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
For the Period from September 25, 1996 (Inception) through December 31, 2013
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
For the Period from September 25, 1996 (Inception) through December 31, 2013
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
For the Period from September 25, 1996 (Inception) through December 31, 2013
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
For the Period from September 25, 1996 (Inception) through December 31, 2013
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
For the Period from September 25, 1996 (Inception) through December 31, 2013
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
For the Period from September 25, 1996 (Inception) through December 31, 2013
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

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2013
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Due From	Unearned Compensatory Stock and	Deficit Accumulated During the Development	Non- controlling	Total Stockholders’ Equity (Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Interest	Deficit)
Conversion Preferred A	(51,250)	(1,000)		0	51,250	1,000						0
Payment of Preferred A Dividend in Common Stock					65,965	1,000	(1,000)					0
Conversion Preferred B			(20,000)		20,000							0
Payment of Preferred B Dividend in Common Stock					30,103	0	0					0
Shares Issued for Services					1,861,475	18,000	1,281,000					1,299,000
Shares Issued as Compensation					377,152	4,000	286,000					290,000
Issuance of common stock April ($0.78 per share)					64,103	1,000	49,000					50,000
Issuance of common stock June ($0.67 per share)					30,000		20,000					20,000
Issuance of common stock July ($0.60 per share)					86,665	1,000	51,000					52,000
Issuance of common stock July ($0.51 per share)					39,216	1,000	19,000					20,000
Issuance of common stock July ($0.76 per share)					13,200		10,000					10,000
Issuance of common stock August ($0.60 per share)					25,000		15,000					15,000
Issuance of common stock August ($0.72 per share)					38,961	1,000	29,000					30,000
Issuance of common stock September ($0.70 per share)					17,142		12,000					12,000
Issuance of common stock September ($0.77 per share)					7,944		6,000					6,000
Issuance of common stock October ($0.52 per share)					192,308	2,000	98,000					100,000
Issuance of common stock October ($0.63 per share)					20,000		13,000					13,000
Issuance of common stock December ($0.40 per share)					16,944		7,000					7,000
Warrants Exercised					12,500		0					0
Issuance of restricted share for services					25,173		19,000					19,000
Shares Issued for Commercializing Event					4,669		14,000					14,000
Contributed Services							1,200,000					1,200,000
Net Loss										(3,272,000)		(3,272,000)
Balance at December 31, 2009	655,851	$6,000	77,500	$1,000	35,811,192	$358,000	$51,613,000	$0	$0	$(53,213,000)	$0	$(1,235,000)

See notes to consolidated financial statements

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2013
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

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2013
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Common Stock		Additional Paid-In	Due From	Unearned Compensa-tory Stock and	Deficit During the Development	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Interest	Equity
Issuance of Preferred C - September ($0.40 per share)					16,250,000	162,000			5,420,000					5,582,000
Issuance of Common Stock Warrants									812,000					812,000
Conversion Preferred A	(11,671)	0					11,671	0						0
Payment of Preferred A dividend in Common Stock							3,050	0						0
Stock-Based Compensation Related to Stock Options									1,446,000					1,446,000
Contributed Services									250,000					250,000
Net Loss												(3,433,000)		(3,433,000)

Balance at December 31, 2011	587,101	$6,000	77,500	$1,000	16,250,000	$162,000	45,700,399	$457,000	$64,650,000	$0	$0	$(59,699,000)	$0	$5,577,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2013
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Common Stock		Additional Paid-In	Due From	Unearned Compensa-tory Stock and	Deficit During the Development	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Interest	Equity
Conversion of Preferred B			(10,000)	0			10,000	0						0
Payment of Preferred B dividend in Common Stock							5,328	0	0					0
Stock-Based Compensation Related to Stock Options									1,360,000					1,360,000
Net Loss												(3,428,000)		(3,428,000)

Balance at December 31, 2012	587,101	$6,000	67,500	$1,000	16,250,000	$162,000	45,715,727	$457,000	$66,010,000	$0	$0	$(63,127,000)	$0	$3,509,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)
Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from September 25, 1996 (Inception) through December 31, 2013
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Class C Preferred Stock		Common Stock		Additional Paid-In	Due From	Unearned Compensa-tory Stock and	Deficit During the Development	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Options	Stage	Interest	Equity
Stock-Based Compensation Related to Stock Options									635,000					635,000
Recordkeeping Adjustments							571	0	0					0
Net Loss												(2,809,000)		(2,809,000)

Balance at December 31, 2013	587,101	$6,000	67,500	$1,000	16,250,000	$162,000	45,716,298	$457,000	$66,645,000	$0	$0	$(65,936,000)	$0	$1,335,000

See notes to consolidated financial statements.

TORVEC, INC.

(a development stage company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2013	Year Ended December 31, 2012	September 25, 1996 (Inception) through December 31, 2013

Cash flows from operating activities:
Net loss	$(2,809,000)	$(3,428,000)	$(67,208,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,000	88,000	2,839,000
Gain on sale / disposition of fixed assets	(17,000)	(22,000)	(74,000)
Gain on sale of Ice Engineering license	0	0	(1,900,000)
Loss on impairment of license	0	0	1,071,000
Expenses financed via note with related party	0	27,000	27,000
Impairment of goodwill	0	0	19,000
Common stock issued for services	0	0	13,844,000
Compensatory common stock	0	0	2,463,000
Shares issued for future consulting services	0	0	103,000
Common stock issued in connection with commercializing event plan	0	0	63,000
Stock-based compensation related to stock options and warrants	635,000	1,360,000	22,416,000
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Stockholder contribution of services	0	0	4,220,000
Contribution to capital, Ford Truck	0	0	16,000
Reversal of liability	0	0	(1,541,000)
Changes in:
Inventories	65,000	(65,000)	0
Prepaid expenses and other current assets	(2,000)	13,000	148,000
Deferred revenue / liabilities	20,000	0	(71,000)
Deferred rent	0	(9,000)	0
Accrued payroll taxes	(205,000)	(162,000)	(131,000)
Accounts payable and other accrued expenses	(44,000)	11,000	3,977,000
Deferred expenses	(7,000)	0	(7,000)

Net cash used in operating activities	(2,237,000)	(2,187,000)	(19,107,000)

Cash flows from investing activities:
Purchase of property and equipment	(127,000)	(137,000)	(640,000)
Cost of acquisition	0	0	(16,000)
Proceeds from sale of license	0	0	1,900,000
Proceeds from sale of fixed assets	0	22,000	59,000

Net cash (used in) provided by investing activities	(127,000)	(115,000)	1,303,000

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	0	0	9,223,000
Net proceeds from sales of preferred stock	0	0	9,931,000
Net proceeds from sale of subsidiary stock	0	0	234,000
Net proceeds from issuance of notes payable	0	0	57,000
Repayments of notes payable	(113,000)	(88,000)	(283,000)
Proceeds from loans	0	0	335,000
Repayments of loans	0	0	(109,000)
Repayment of officer & stockholder loans and advances	0	0	(147,000)
Distributions	0	0	(365,000)

Net cash (used in) provided by financing activities	(113,000)	(88,000)	18,876,000

Net (decrease) increase in cash and cash equivalents	(2,477,000)	(2,390,000)	1,072,000

Cash and cash equivalents at beginning of period	3,549,000	5,939,000	0

Cash and cash equivalents at end of period	$1,072,000	$3,549,000	$1,072,000

TORVEC, INC.

(a development stage company)

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31, 2013	Year Ended December 31, 2012	September 25, 1996 (Inception) through December 31, 2013

Noncash investing and financing activities:
Preferred stock issued in payment of dividend	$0	$0	$61,000
Issuance of common stock for license	0	0	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	0	0	2,907,000
Notes payable exchanged for common stock	0	0	50,000
Advance settled with common stock	0	0	25,000
Loss on exchange of noncontrolling interest	0	0	232,000
Shares issued for future consulting services	0	0	103,000
Issuance of common stock for a finder’s fee	0	0	225,000
Advance from stockholder	0	0	250,000
Contribution of FTV Ford Truck	0	0	16,000
Ice Engineering LLC payable netted against receivable	0	0	91,000
Common stock issued in settlement of director fee payable	0	0	121,000
Common stock issued in settlement of patent expense	0	0	117,000
Issuance of common stock as payment for Preferred A and B dividends	0	36,000	207,000
Purchases of fixed assets with debt	0	144,000	250,000
Purchase of fixed assets from non-monetary exchange	17,000	0	17,000

Supplemental Disclosures:
Interest paid	8,000	10,000	95,000
Income taxes paid	0	0	1,000

See notes to consolidated financial statements.

TORVEC, INC.
(a development stage company)

Notes to Consolidated Financial Statements
December 31, 2013

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at December 31, 2013). As of December 31, 2013, each of the subsidiaries is non-operational. During 2012, we dissolved Creative Performance Consultants, Variable Gear LLC, and Torvec China, LLC. We are intending to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  There was $0 allowance for doubtful accounts as of December 31, 2013 and 2012, as determined by management.

Inventories: Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. There was a $26,000 and $0 provision for excess, obsolete or slow-moving inventory as of December 31, 2013 and December 31, 2012, respectively, as determined by management.

Property and Equipment: Property and equipment are stated at cost. Estimated useful lives are as follows:

Office Equipment and Software (years)	3	–	7
Leasehold Improvements		Lesser of useful life or lease term
Shop Equipment (years)		7
Transportation Equipment (years)	5	–	7

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in operating income (expense). Depreciation and amortization expense for the years ended December 31, 2013 and 2012 amounted to $127,000 and $88,000, respectively.

Whenever events or circumstances indicate, our long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment. During the years ended December 31, 2013 and 2012, we recorded $0 in impairment charges.

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

The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at December 31, 2013 and 2012. The carrying amount of cash, accounts receivable, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

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

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of acquired technology. Depreciation expense in each of the years ended December 31, 2013 and 2012 that was charged to research and development was $66,000 and $30,000, respectively.

Patent costs for the years ended December 31, 2013 and 2012 amounted to $141,000 and $207,000, respectively, and are included in General and Administrative expenses.

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

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by ASC 718-10-65 (previously known as FASB Staff Position (FSP) No. SFAS 123(R)-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”). This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of ASC 718-10.

FASB ASC 505-50, “Equity-Based Payments to Non-Employees,” requires all share-based payments to non-employees, including grants of stock options, to be recognized in the consolidated financial statements as compensation expense generally over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassess the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and we adjust the expense recognized in the consolidated financial statements accordingly.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of December 31, 2013, there was $0 accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (previously known as: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2013 and 2012, we excluded 28,705,081 and 29,092,600 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at December 31, 2013 and 2012 as the conditions for their vesting are not time-based.

Recent Accounting Pronouncements: In July 2013, FASB issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

[9] On December 13, 2010, we executed a three-year consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. During 2013 and 2012, we recorded an expense of $1,000 and $2,000, respectively, for services rendered in relation to this agreement. In December 2013, the agreement was automatically renewed for an additional three years through December 13, 2016.

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

On April 30, 2012, we purchased various test equipment, office furniture, and supplies from KBE+, Inc. for a total of $162,500. We have entered into a financing agreement with KBE+, Inc., whereby we are paying KBE+, Inc. over 24 months in equal monthly installments of approximately $6,800, beginning on May 1, 2012. Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000. As of December 31, 2013 and 2012, the outstanding principal on the note was approximately $27,000 and $105,000, respectively. Interest expense pertaining to this note amounted to approximately $3,000 and $4,000 for the twelve month periods ended December 31, 2013 and 2012, respectively.

In May 2012, we purchased certain additional testing tools and supplies from KBE+, Inc. for approximately $5,700. At December 31, 2012, we had an outstanding payable of $2,000 to KBE+, Inc. related to this purchase. At December 31, 2013, the outstanding payable to KBE+, Inc. related to this purchase was fully paid.

[12] Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The consulting agreement provided for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting, plus travel costs. During the twelve month period ended December 31, 2013, we recorded an expense of approximately $51,000 for consulting services and travel costs related to this agreement. On December 4, 2013, we extended this consulting agreement for another year through December 31, 2014, providing for a guaranteed minimum of $2,000 per month, based on 16 hours of consulting, plus travel costs. Additional hours above this minimum in 2014 will be billed at a rate of $125 per hour.

NOTE D — INVENTORIES

The composition of inventories, comprised mainly of components for the production of the IsoTorque differential, was:

	December 31, 2013	December 31, 2012
Raw Materials	$26,000	$65,000
Work in Process	0	0
Finished Goods	0	0
Total Inventories	26,000	65,000
Reserve for Excess / Obsolete Inventory	(26,000)	0
Inventories, Net	$0	$65,000

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

The provision (benefit) for income taxes for the years ended December 31, 2013 and 2012 is summarized below:

	December 31, 2013	December 31, 2012
Current tax expense (benefit):
Federal	$0	$0
State	0	0

Deferred tax expense (benefit):
Federal	(502,000)	3,135,000
State	(112,000)	315,000
Increase (decrease) in valuation allowance	614,000	(3,450,000)

Provision for income taxes	$0	$0

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations is attributable to the following:

	December 31, 2013	December 31, 2012

Income tax benefit at the federal statutory rate	$(955,000)	$(1,166,000)
State income tax benefit, net of effect of federal taxes	(74,000)	208,000
Expiration of net operating loss carryforwards	0	29,000
Adjustments to deferred tax assets	378,000	2,596,000
Uncertain tax position	0	1,732,000
ISO stock compensation	32,000	47,000
Other	5,000	4,000
Increase (decrease) in valuation allowance	614,000	(3,450,000)

Provision for income taxes	$0	$0

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

The deferred tax asset at December 31, 2013 and 2012 consists of the following:

	2013	2012
Deferred income tax assets:
Net operating loss carryforwards	$3,057,000	$3,261,000
Deferred startup costs	13,122,000	12,562,000
Stock-based compensation	2,854,000	3,096,000
Other	34,000	80,000

	19,067,000	18,999,000
Less: Valuation allowance	(16,243,000)	(15,629,000)

Net deferred tax asset	2,824,000	3,370,000

Deferred income tax liabilities:
Tax accounting method change	(1,092,000)	(1,638,000)
Less: Uncertain tax benefit liability	(1,732,000)	(1,732,000)

Net deferred tax assets	$0	$0

At December 31, 2013, we have approximately $7,946,000 and $7,458,000 of adjusted federal and New York State net operating loss carryforwards, respectively, to offset future taxable income. These net operating losses begin expiring in 2021 through 2031. Additionally, from the date of inception through 2013, we have accumulated approximately $33,920,000 of adjusted deferred startup costs, subject to certain alternative minimum tax limitations. Start-up costs will be amortized over a 15 year period beginning in the year we begin an active trade or business. We have provided a full valuation allowance on the net deferred tax assets due to uncertainty of realization through future earnings.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

Balance as of January 1	$1,732,000	$0
Additions based on tax positions related to the current year	0	0
Additions for tax positions of prior years	0	1,732,000
Reductions for tax positions of prior years	0	0
Settlements	0	0

Balance as of December 31	$1,732,000	$1,732,000

Tax years that remain subject to examination for our major tax jurisdictions include the year ended December 31, 2010 through December 31, 2013.  In addition, the Company's 2009 tax year was examined by the Internal Revenue Service resulting in an inconclusive adjustment due to the expiration of the statute of limitations.  Therefore, the Internal Revenue Service will conclude on any findings during a subsequent audit.  The Company has determined that there are no additional uncertain tax positions as a result of the 2009 audit findings.

NOTE F — ACCRUED LIABILITIES

At December 31, 2013 and 2012, accrued liabilities consist of the following:

	2013	2012
Accrued Compensation	$53,000	$51,000
Accrued Payroll Taxes Payable	7,000	212,000
Accrued Legal	8,000	8,000
Other	2,000	7,000
	$70,000	$278,000

NOTE G — NOTES PAYABLE

As of December 31, 2013 and 2012, notes payables consist of the following:

	2013	2012
Additional Office Space (1)	$0	$6,000
Copy Machine (2)	3,000	5,000
Engineering Design Software (3)	14,000	36,000
Test Equipment and Supplies (4)	27,000	105,000
Automobile (5)	10,000	15,000
	$54,000	$167,000

(1)

In November 2010, we completed a construction project for additional office space at our leased corporate office facility. The cost of the leasehold improvement was $32,500 and the landlord agreed to finance this cost over the remaining initial term of the lease which expires in May 2013. The monthly payments are approximately $1,100 per month, with an implicit interest rate of approximately 2.5%. At December 31, 2012, the outstanding balance on this note was approximately $6,000, which matured and was paid in full in 2013.

(2)

In November 2010, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout option. The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170 with an implicit interest rate of approximately 5.3%. At December 31, 2012, the outstanding balance on this note was approximately $5,000, of which $3,000 was classified as a non-current liability. At December 31, 2013, the outstanding balance on this note was approximately $3,000, of which $2,000 was classified as a non-current liability.

(3)

In August 2011, we financed the purchase of engineering design software, along with a one-year maintenance agreement, through a three year loan maturing in August 2014, and collateralized by the software. The total cost of the software and the maintenance agreement was approximately $64,800. The monthly payments are approximately $2,100 per month with an implicit interest rate of approximately 9.6%. At December 31, 2012, the outstanding balance on this note was approximately $36,000, of which $14,000 was classified as a non-current liability. At December 31, 2013, the outstanding balance on this note was approximately $14,000, which was classified as a current liability.

(4)

In April 2012, we financed the purchase of various test equipment, office furniture, and supplies from KBE+, Inc. (of which our chief technology officer is an officer) through a 24 month promissory note for a total amount to be paid of $162,500. Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000. The monthly payments are approximately $6,800 per month. At December 31, 2012, the outstanding balance on this related party note was approximately $105,000, of which $27,000 was classified as a non-current liability. At December 31, 2013, the outstanding balance on this related party note was approximately $27,000, which was classified as a current liability.

(5)

In August 2012, we purchased an automobile for $16,600, a vehicle that we had previously been leasing. We financed this purchase with a 36- month promissory note. The interest rate on the loan is approximately 10%, and the payments are approximately $540 per month. At December 31, 2012, the outstanding balance on this note was approximately $15,000, of which $10,000 was classified as a non-current liability. At December 31, 2013, the outstanding balance on this note was approximately $10,000, of which $4,000 was classified as a non-current liability.

The following represents the required minimum payments for the outstanding loans as of December 31, 2013:

Period Ending December 31,
2014	50,000
2015	6,000
Total Minimum payments	56,000
Less - amount representing interest	2,000
54,000
Less - Current Maturities	48,000
Long Term Portion	$6,000

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

During 2011, 2012 and 2013, we did not issue any shares of common stock resulting from private placement transactions.

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

As of December 31, 2013, none of the 125,000 remaining outstanding warrants is exercisable.

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

In 2002, our board designated the first series of preferred shares, authorizing the issuance of up to 3,300,000 Class A Non-Voting Cumulative Convertible Preferred Shares. Each Class A Preferred Share is convertible after a one year holding period, at the holder’s election, into one share of our common stock. The conversion rate is subject to adjustment in the event of the issuance of our common stock as a dividend or distribution and in the case of the subdivision or combination of our common stock. The Class A Preferred has no voting rights, except with respect to matters directly impacting upon the rights and privileges accorded to such Class.

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

Since its designation in March 2002, we have sold an aggregate 765,512 shares of Class A Preferred for proceeds of approximately $3,062,000. No Class A Preferred shares were sold during the years ended December 31, 2013 and 2012.

Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 189,750 Class A Preferred into our common stock (on a one to one basis) through December 31, 2013, with 0 Class A Preferred shares converted in each of the years ended December 31, 2013 and 2012.

For each of the years ended December 31, 2013 and 2012, we settled 0 Class A Preferred dividends. Since its inception in March 2002 through December 31, 2013, we have settled an aggregate Class A Preferred dividend amounting to approximately $242,000 through the issuance of 11,339 Class A Preferred shares and 100,924 common shares.

At December 31, 2013, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $2,019,000 at December 31, 2013.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $2,019,000 and $1,788,000 at December 31, 2013 and 2012, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

(b)	Class B Preferred Stock

In September 2004, the board created a second series of preferred stock by authorizing the issuance of up to 300,000 Class B Non-Voting, Cumulative Convertible Preferred Shares to fund the business operations of Iso-Torque Corporation, an entity incorporated to separately commercialize the company’s IsoTorque differential technology.

Each Class B Preferred Share is convertible after a one year holding period, at the holder’s election, into one share of our common stock or one share of the common stock of Iso-Torque Corporation. The conversion rate is subject to adjustment in the event of the issuance of the company’s or Iso-Torque Corporation’s common stock as a dividend or distribution and in the case of the subdivision or combination of such common stock. The Class B Preferred has no voting rights, except with respect to matters directly impacting upon the rights and privileges accorded to such Class.

Subject to the dividend rights and privileges of our Class A Preferred, the holders of the Class B Preferred are entitled to receive cumulative dividends in the amount of $.50 per share of Class B Preferred for each annual dividend period.

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

Since its designation in September 2004, we have sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500. No Class B Preferred shares were sold during the years ended December 31, 2013 and 2012.

Since its designation, Class B Preferred shareholders have converted an aggregate 30,000 Class B Preferred into our common stock (on a one to one basis) through December 31, 2013.

Through December 31, 2013, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. For the year ended December 31, 2013, we settled 0 Class B Preferred dividends. For the year ended December 31, 2012, we settled Class B Preferred dividends amounting to approximately $27,000 through the issuance of 5,328 shares of common stock. Cumulatively through December 31, 2013, we have issued 35,431 restricted common shares in payment of Class B dividends amounting to approximately $51,000.

At December 31, 2013, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $285,000. In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders and our Class A Preferred shareholders, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $285,000 and $251,000 at December 31, 2013 and 2012, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

Cumulatively through December 31, 2013, Class C Preferred shareholders have converted 0 shares of Class C Preferred into common stock. At December 31, 2013, there were 16,250,000 shares of Preferred C stock outstanding. The value of the Class C Preferred shareholders’ liquidation preference was $6,500,000 at December 31, 2013 and 2012.

On March 24, 2014, the board of directors authorized, and the preferred shareholders approved the content and filing of Certificates of Amendment to the Company’s Certificate of Incorporation to create two new series of preferred stock, namely Series C-2 Voting Convertible Preferred stock and Series C-3 Voting Convertible Preferred stock.  We filed a Certificate of Amendment to the Certificate of Incorporation on March 28, 2014 (the “Certificate of Amendment”), authorizing 25,000,000 shares of Series C-2 Voting, Convertible Preferred stock with a stated value of $.20 per share. The creation the Series C-3 Voting Convertible Preferred stock is subject to the determination of its stated value by a special committee of the board of directors.

On March 28, 2014, we closed on a private placement transaction that generated gross proceeds of approximately $5,000,000, resulting from the issuance of 25,000,000 shares of Series C-2 Voting Convertible Preferred stock.  Each Series C-2 Preferred share is convertible, at the holder’s election, into one share of the Company’s common stock, par value $0.01 per share. The conversion rate is subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock or a reorganization, recapitalization, reclassification, consolidation or merger, as described in the Certificate of Amendment.

The Series C-2 Preferred shares have a liquidation preference at their stated value per share of $0.20 that ranks pari passu to our existing Series C Voting Convertible Preferred shares and is senior to our common stock, and our Class A Non-Voting Cumulative Convertible Preferred Shares and Class B Non-Voting Cumulative Convertible Preferred Shares. The liquidation preference is payable upon a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon a deemed liquidation of the Company. The Series C-2 Preferred shares are not entitled to receive preferred dividends and have no redemption right, but are entitled to participate, on an as converted basis, with holders of outstanding shares of common stock in dividends and distributions on liquidation after all preferred shares have received payment in full of any preferred dividends or liquidation preferences, and vote with the common stock on an as-converted basis.

We expect to conduct an offering to sell the Series C-3 Preferred stock within the next several months, where up to an additional $1,000,000 of gross proceeds will be raised.  Direct expenses associated with these transactions, primarily legal fees, are expected to be in the range of approximately $100,000, which will be offset against the gross proceeds. The Series C-2 Preferred Shares and the Series C-3 Preferred Shares to be sold in the Series C-3 Preferred Offering will not be and have not been registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that the Company will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for its plans. This disclosure relating to this equity financing from private sources does not constitute an offer to sell or the solicitation of an offer to buy any of the Company’s securities, and is made only as required under applicable law and related reporting requirements, and as permitted under Rule 135c under the Securities Act. (See Note J.)

[6] Business Consultants Stock Plan

In June 1999, we adopted the Business Consultants Stock Plan (the “Stock Plan”). The Stock Plan, as amended, provided for the issuance of up to 15,000,000 registered common shares to be awarded from time to time to officers, directors, employees and consultants in exchange for business, financial, legal, accounting, engineering, research and development, technical, governmental relations and other similar services.

Share issuances under the Stock Plan were valued generally on the date immediately prior to the date of issuance, except for shares issued to pay invoices which were valued as of the invoice date and except for shares issued under the Nonmanagement Directors Plan which were valued as of the end of each month effective February 17, 2009.

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

[7] Nonmanagement Directors Compensation Plan

On October 1, 2004, the board of directors approved a Nonmanagement Directors Plan pursuant to which each nonmanagement director was entitled to receive, if certain conditions were met, on an annual basis for services rendered as a director, warrants to purchase 12,000 shares of our common stock at $.01 per share. In addition, the chairman of the audit committee was entitled to receive, on an annual basis for services rendered as chairman, additional warrants for 5,000 shares of our common stock at $.01 per share.

For the years ended December 31, 2004, 2005 and 2006, we issued an aggregate 123,500 warrants immediately exercisable for a ten year term at $.01 per common share to our nonmanagement directors for services rendered to the board under the Nonmanagement Directors Stock Plan. For the years ended December 31, 2004, 2005 and 2006, we recognized compensation expense related to these warrants of approximately $297,000, $110,000 and $48,000, respectively. During fiscal 2005 and 2006, 21,000 and 42,000 of these warrants, respectively, were exercised.

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

On November 3, 2010, the board of directors terminated the Nonmanagement Directors Plan.

[8] Shares Issued for Consulting Services through Business Consultant Trust

On September 17, 2005, certain consultants created a trust to enable them to sell business consultants shares issued to them by the Company under their consultant agreements. We issued business consultant common shares to the trust from time to time, contingent on the performance of services by the consultants under such consulting agreements. We fair valued the shares issued to the trust using the closing market price on the date immediately prior to the date of issuance. Shares issued in excess of the consulting invoices were classified as shares issued for consulting services.

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

Effective November 3, 2010, our board of directors terminated the 2007 Event Plan. In connection with such termination, the board of directors, on December 2, 2010, granted 360,000 common stock options to certain engineering participants in the 2007 Event Plan, exercisable for 6 years at an exercise price of $5.00 per common share. The transaction was considered a modification of a stock-based award and we recorded a charge of approximately $508,000. The fair value of the 360,000 options granted was estimated on the date of grant using the Black-Scholes option-pricing model.

[10] Restricted Shares Issued for Services and Rent

From 1998 through December 31, 2010, we granted an aggregate 478,737 restricted shares of common stock, valued at approximately $811,500, as payment for services and rent.

Since December 31, 2010, we have issued 0 restricted shares of common stock.

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

By its terms, our 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options have been granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. No options were granted or exercised under the 1998 Plan during the years ended December 31, 2013 and 2012. In 2013 and 2012, 441,848 and 0 options, respectively, that had previously been granted under the 1998 Plan, expired by their terms.

Through December 31, 2013, a total of 1,823,895 stock options had been granted under the 1998 Plan, no stock options had been exercised, and 1,723,895 stock options have expired. As of December 31, 2013, there were 100,000 outstanding stock options under the 1998 Plan, all of which were fully vested. The following table summarizes information relating to stock options outstanding under the 1998 Plan at December 31, 2013:

Options Outstanding and Exercisable

Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
100,000	$5.00	1.5	$0

As of December 31, 2013, we did not have any unrecognized stock compensation related to unvested awards under the 1998 Plan.

(b)	2011 Stock Option Plan

On November 3, 2010, the board adopted, and on January 27, 2011 the shareholders approved, the 2011 Stock Option Plan (“2011 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified stock options and incentive stock options.

Non-qualified stock options may be granted to our officers, directors, employees and outside consultants. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. In the case of non-qualified stock options, the exercise price may be less than the fair market value of our stock on the date of grant. In the case of incentive stock options, the exercise price may not be less than such fair market value and in the case of an employee who owns more than 10% of our common stock, the exercise price may not be less than 110% of such market price. Options generally are exercisable for ten years from the date of grant, except that the exercise period for an incentive stock option granted to an employee who owns more than 10% of our stock may not be greater than five years.

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

In August 2013, we granted an incentive stock option to an existing employee to acquire 25,000 common shares at an exercise price of $.45 per share, exercisable for 10 years. The option vests in four tranches of 25% of the total granted shares on each of the four annual anniversary dates from the initial date of grant.

In November 2013, we granted a non-qualified stock option to our chairman of the board to acquire 100,000 common shares at an exercise price of $.36 per share, exercisable for 10 years. This grant relates to the chairman’s services as a director and replaced a previously issued option that had recently expired by its terms. The option vests in four tranches of 25% of the total granted shares on each of the four annual anniversary dates from the initial date of grant.

For the years ended December 31, 2013 and 2012, we granted 125,000 and 501,000 stock options under the 2011 Plan, and no options expired or were exercised. As of December 31, 2013, there were 1,307,000 stock options outstanding under the 2011 Plan, 545,746 of which were vested. At December 31, 2013, there were 1,693,000 options remaining available for future grant under the 2011 Plan.

(c)	Non-Plan Options

During 2010, we granted non-plan, non-qualified stock options to acquire 5,910,000 shares of our common stock to certain of our officers, directors, and engineering consultants, at exercise prices ranging from $.36 to $5.00 per share with various vesting criteria and expiration dates. During 2011, we granted non-plan, non-qualified stock options to acquire 1,350,000 shares of our common stock to certain of our directors and a special advisor to the board at an exercise price of $.90 per share with various vesting criteria an expiration date of approximately 5 years. Additional information pertaining to the various non-plan option grants is highlighted below.

On September 30, 2010, we granted a stock option for 5,150,000 common shares exercisable for ten years at an exercise price of $0.36 per common share to our newly appointed chief executive officer. The option vests and is exercisable as follows: 1,000,000 options vest and are exercisable immediately upon grant; a second 1,000,000 options vest and are exercisable upon the trading price of our common stock closing at a minimum of $1.00 per share; a third 1,000,000 options vest and are exercisable upon the trading price of our common stock closing at a minimum of $2.00 per share; a fourth 1,000,000 options vest and are exercisable upon the trading price of our common stock closing at a minimum of $3.00 per share and the balance of the options, namely 1,150,000 options, vest and are exercisable upon the trading price of our common stock closing at a minimum of $4.00 per share. We valued the option using a variation of a Black-Scholes model, with the following assumptions: (a) an average expected term of 8 years; (b) an expected forfeiture rate of 0%; (c) a risk-free interest rate of 2.1%; (d) an average volatility of 96%; and (f) a dividend yield of 0%. The weighted average value of a single option was determined to be $0.29. Immediate vesting was utilized for the initial tranche, and the shorter of the expected vesting period or the 5¼ years expected service period will be utilized to amortize the expense related to each of the other tranches, but amortization will be accelerated if the market price milestone is achieved prior to the end of the amortization period. For the year ended December 31, 2010, three of the tranches met the vesting criteria and the expense associated with those tranches was accelerated accordingly. Through December 31, 2013, no other tranches had vested. We charged $873,000 to general and administrative expense during the year ended December 31, 2010, including $841,000 for the vesting of the first three tranches. We charged $129,000 and $129,000 to general and administrative expense during the years ended December 31, 2012 and 2013, respectively, pertaining to this grant.

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

The expense recognized for the options that were granted to the special advisor to the board (a non-employee) reflect fair value. Such expense, based on updated valuation assumptions using the Black-Scholes valuation model at each measurement period, is apportioned over the requisite service period of the consultant, which is concurrent with the vesting dates of the various tranches. In 2013, we recorded a credit adjustment of approximately $129,000 in the consolidated statements of operations due to a decrease in the fair value of these options.

As of December 31, 2013, there were a total of 7,063,336 non-plan options outstanding, of which 4,238,336 were fully vested. During the twelve-month periods ended December 31, 2013 and 2012, 400,000 and 462,500 non-plan stock options, respectively, became vested. During the twelve-month periods ended December 31, 2013 and 2012, 98,332 and 98,332 non-plan stock options, respectively, were cancelled. No non-plan stock options were exercised in 2013 or 2012.

For the years ended December 31, 2013 and 2012, we recorded compensation expense of $530,000 and $1,080,000, respectively, related to the non-plan options.

(d)	Summary

For the years ended December 31, 2013 and 2012, compensation cost related to all stock options amounted to $635,000 and $1,360,000, respectively. As of December 31, 2013, there was approximately $634,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over the next 3.8 years.

The weighted average grant date fair value of all stock options granted during the years ended December 31, 2013 and 2012 was $.34 and $.68, respectively. The total grant date fair value of all stock options vested during the years ended December 31, 2013 and 2012 was approximately $808,000 and $694,000, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2013	2012
Expected Term (years)	6.2	6.0
Expected forfeiture rate	0%	0%
Risk-free rate	1.8%	1.2%
Volatility	133.2%	131.3%
Dividend yield	0.0%	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the years ended December 31, 2013 and 2012:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	8,482,848	(A)	$1.00
Granted	501,000		.76
Exercised	0		.00
Canceled or expired	(98,332)		5.00

Outstanding at January 1, 2013	8,885,516	(A)	$.94
Granted	125,000		.38
Exercised	0		.00
Canceled or expired	(540,180)		4.75

Outstanding at December 31, 2013	8,470,336	(A)	$.69	6.9	$0

Exercisable at December 31, 2012	4,701,264		$1.23

Exercisable at December 31, 2013	4,884,082		$.80	6.7	$0

Note (A) – Figures include the impact of 405,000 options that were granted in 2011 to replace options / warrants previously granted to certain engineering personnel. The previously issued options / warrants will expire as these newer options vest on a one-to-one basis. During 2012, 134,998 of these options vested, and 98,332 previously issued options and 36,666 previously issued warrants were cancelled concurrently in conjunction with the vesting of the 2011 options. Again during 2013, 134,998 of these options vested, and 98,332 previously issued options and 36,666 previously issued warrants were cancelled concurrently in conjunction with the vesting of the 2011 options. As of December 31, 2013, there are 135,004 of the 2011 options remaining to vest.

As of December 31, 2013, the exercise prices of all outstanding stock options, as well as all vested stock options, ranged from $.36 per share to $5.00 per share.

[12] Warrants

As of December 31, 2013, outstanding warrants to acquire shares of our common stock are as follows:

Exercise Price	Expiration			Number of Warrants Outstanding		Number of Warrants Exercisable
Not yet determinable		Not yet determinable		125,000	(a)	0
$.75		None		500,000	(b)	0
$.01	2015	-	2016	54,500	(c)	54,500
$.01		None		3,000	(d)	3,000
$5.00		None		55,000	(e)	55,000
$5.00		2016		66,668	(e)	66,668
$.01		None		60,000	(f)	60,000
$.01		2016		3,750	(g)	3,750
$1.00		None		20,500	(h)	20,500
$.44		2020		400,000	(i)	400,000
$3.75		2016		200,000	(j)	200,000
$5.00		2016		30,000	(k)	30,000
$5.00		2017		50,000	(l)	50,000
$5.00		2017		100,000	(m)	100,000
$2.50		2020		100,000	(n)	100,000
Not yet determinable		2021		1,625,000	(o)	1,625,000
				3,393,418		2,768,418

(a)	Exercisable only if we have an IPO and exercisable at the IPO price five years from IPO. Through December 31, 2013, we have not conducted an IPO.

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

(e)

In 2005, we issued 95,000 warrants to two engineering and administrative consultants, exercisable immediately at $5.00 per common share. During 2006, we issued an additional 100,000 warrants to these same consultants exercisable over a ten year term at $5.00 per common share, but only exercisable if there is a commercializing event as determined by the board of directors. During 2008, these warrants were cancelled and new warrants were issued to the same consultants for an aggregate 195,000 shares exercisable until 2016 at $5.00 per common share and conditioned upon the happening of a commercializing event as determined by the board. We recorded a charge of $249,000 in 2008 to general and administrative expense. In 2010, 95,000 of the total number of 195,000 warrants issued to these consultants were modified to eliminate both the term and the commercializing event condition for exercise. The charge related to the 2010 modification was insignificant. Effective in November 2011, 110,000 of these outstanding warrants were amended so that they will be cancelled in conjunction with the vesting of stock options that were granted to replace such warrants, with each option having an exercise price of $1.14 per share, and proportionate vesting on each of the succeeding anniversary dates over a three year period. The approximately $16,000 expense related to the issuance of the stock options to replace the warrants is being amortized over the vesting period of the stock options. In the fourth quarter of 2012, 36,666 of these warrants were cancelled as the corresponding number of options vested. In the fourth quarter of 2013, another 36,666 of these warrants were cancelled as the corresponding number of options vested.

(f)	During 2005, we issued 60,000 warrants to an engineering consultant exercisable immediately at $5.00 per common share and with no expiration date.

(g)	During 2005, we issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $.01 per common share and with a ten year term. During 2006, we issued 135,849 warrants to investors along with their purchase 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $.01 per common share and with a ten year term. Through December 31, 2013, an aggregate of 194,599 of these warrants have been exercised for proceeds of approximately $1,258. No warrants were exercised during 2013 or 2012.

(h)	During 2006, one investor purchased 20,500 warrants with no expiration date and an exercise price of $1.00 per common share, for a purchase price of $2,000.

(i)	During 2006, we issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. Effective October 15, 2010, these warrants were modified and reissued upon the mutual agreement of the parties. Effective October 15, 2010, we issued 400,000 warrants immediately exercisable at $.44 per common share for a period of ten years from the modification date. As a result of the modification, we recorded a charge of $68,000 to general and administrative expenses in the fourth quarter of 2010. No warrants were exercised during 2013 or 2012.

(j)	During 2006, we issued 200,000 warrants immediately exercisable for ten years at an exercise price of $3.75 per common share to a former governmental affairs consultant.

(k)	In 2006, we issued 30,000 warrants to consultants exercisable immediately for a ten year term at $5.00 per common share.

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

The following summarizes the activity of our outstanding warrants for the year ended December 31, 2013 and 2012:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (years)		Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,466,750	$2.18	(A)
Granted	0	0
Exercised	0	0
Canceled or expired	(36,666)	5.00

Outstanding at January 1, 2013	3,430,084	$2.12	(A)
Granted	0	0
Exercised	0	0
Canceled or expired	(36,666)	5.00

Outstanding at December 31, 2013	3,393,418	$2.06	(A)	6.6	(B)	$135,000

Exercisable at December 31, 2012	2,805,084	$2.70

Exercisable at December 31, 2013	2,768,418	$2.63		6.6	(C)	$135,000

(A)	The weighted average exercise price for warrants outstanding as of December 31, 2013, January 1, 2013 and 2012 excludes 1,750,000 warrants in each period with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of December 31, 2013 excludes 763,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of December 31, 2013 excludes 138,500 warrants with no expiration date.

[13] Warrants Issued to Business, Financial and Engineering Consultants

In 2005, we issued 12,500 warrants to certain consultants, with an exercise price of $0.01 and valued at approximately $43,000. Of the total issued, 3,500 warrants were exercised in 2005 and 2006. Another 6,000 of these warrants were exercised during the year ended December 31, 2010.

During the year ended December 31, 2005, we issued 210,000 warrants valued at approximately $377,000 to certain engineering consultants, immediately exercisable over a ten year term at an exercise price of $5.00 per common share. The engineering consultants holding 150,000 of these warrants agreed to cancel them in the fourth quarter of 2007 in exchange for their participation in the company’s 2007 Commercializing Event Plan. (See Note H[9].)

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

During the year ended December 31, 2006, we issued 295,000 warrants to certain engineering consultants, exercisable over a ten year term at an exercise price of $5.00 per common share but only if we were to consummate a commercializing event involving a transaction or series of transactions which results in the sale, license or other technology transfer of one or more of its technologies to a third party for value. These warrants are contingent upon an event occurring in the future and we will fair value these warrants when the contingency is resolved. The engineering consultants holding 295,000 of these warrants agreed to cancel them in the fourth quarter of 2007 in exchange for their participation in our 2007 Commercializing Event Plan. (See Note H[9].)

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

In December 2011, we amended 110,000 warrants previously issued to an engineering consultant in 2005 and 2006 so that these warrants will be cancelled in conjunction with the vesting of stock options that were issued to replace such warrants, with each option having an exercise price of $1.14 per share, and proportionate vesting on each of the succeeding anniversary dates over a three year period. In 2012, 36,666 warrants were cancelled as the corresponding options vested. In 2013, another 36,666 warrants were cancelled as the corresponding options vested. (See Note H[11](b).)

In 2013 and 2012, 0 common stock warrants were exercised. (See Note H[12].)

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

Rent expense for the years ended December 31, 2013 and 2012 was approximately $59,000 and $59,000, respectively. Rent payments required under the amended lease for the years ending December 31, 2014 and 2015 amount to approximately $68,000 and $28,000, respectively.

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

On December 13, 2010, we executed a three-year consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. During 2013 and 2012, we recorded an expense of $1,000 and $2,000, respectively, for services rendered in relation to this agreement. In December 2013, the agreement was automatically renewed for an additional three years through December 13, 2016.

Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The consulting agreement provided for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting, plus travel costs. During the twelve month period ended December 31, 2013, we recorded an expense of approximately $51,000 for consulting services and travel costs related to this agreement. On December 4, 2013, we extended this consulting agreement for another year through December 31, 2014, providing for a guaranteed minimum of $2,000 per month, based on 16 hours of consulting, plus travel costs. Additional hours above this minimum in 2014 will be billed at a rate of $125 per hour.

[4] Prototype Development Agreements

On January 28, 2011, we announced that we entered into a contract with a West Virginia remanufacturer of components for the mining and associated industrial equipment industry to develop, evaluate, manufacture and sell our IsoTorque® differential technology in mining shuttle cars. The contract calls for us to design and build a prototype IsoTorque® unit for installation in a 21 SC model mining shuttle car. The remanufacturer will pay us $120,000 for the initial development. Upon successful completion of the prototype phase, the parties have agreed that we will sell 100% of the differential requirements for all 21 SC model mining shuttle cars remanufactured by the remanufacturer on an exclusive basis. Minimum purchase requirements will be established after the first anniversary of the agreement. Through December 31, 2013, we have recorded $90,000 in revenue associated with this agreement, and we have received payment accordingly.

In January 2013, after many months of discussions, we entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd. (“BAIC”). Under the agreement, BAIC will pay us to manufacture a number of prototypes of our IsoTorque® differential for one of BAIC’s anticipated future car models. We will supply BAIC with these prototypes for its evaluation and testing. During the third quarter of 2013, we received an initial cash deposit of approximately $20,000 along with initial documentation and hardware, and we have begun the development work on this project. The total value of this development project is approximately $39,000 with a timetable for completion of our work of 25 weeks from the date we received all items specified from BAIC. At the present time, we expect to deliver prototypes in the latter part of the first quarter 2014. Since there essentially is one performance milestone associated with this agreement, we are deferring the recognition of revenue and related expenses on this project until we deliver the prototype units at the completion of the current development agreement. The initial $20,000 deposit we received is reflected as deferred revenue on the consolidated balance sheet as of December 31, 2013. Similarly, we have deferred approximately $7,000 in expenses related to this contract, and these costs are reflected in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2013.

NOTE J — SUBSEQUENT EVENTS

Effective January 22, 2014, General Wesley K. Clark tendered his resignation as a voting member of the Company’s board of directors due to personal reasons. In order to continue to support the Company, Gen. Clark agreed to accept a role as a non-voting special advisor to the board. In connection with this event, the board approved a modification to Gen. Clark’s stock option agreement for 250,000 options (as initially granted on January 28, 2011 and subsequently amended on March 20, 2012), to allow for his stock options to remain intact in his new role as special advisor to the board. As of January 22, 2014, Gen. Clark is considered a non-employee for purposes of determining expense associated with stock compensation, and as such the expense reflected on our consolidated statement of operations will fluctuate based on fair value in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees.” We will recognize an initial adjustment to expense during the first quarter of 2014 as a result of this modification. Fair value will be determined based on updated valuation assumptions for the options using the Black-Scholes valuation model as of the applicable measurement date. The period over which the expense will be recognized will be related to Gen. Clark’s requisite service period for the unvested tranches of the options, which is concurrent with the vesting dates of the remaining unvested tranches of the options.

On March 24, 2014, the board of directors authorized, and the preferred shareholders approved the content and filing of Certificates of Amendment to the Company’s Certificate of Incorporation to create two new series of preferred stock, namely Series C-2 Voting Convertible Preferred stock and Series C-3 Voting Convertible Preferred stock.  We filed a Certificate of Amendment to the Certificate of Incorporation on March 28, 2014 (the “Certificate of Amendment”), authorizing 25,000,000 shares of Series C-2 Voting, Convertible Preferred stock with a stated value of $.20 per share. The creation the Series C-3 Voting Convertible Preferred stock is subject to the determination of its stated value by a special committee of the board of directors.

On March 28, 2014, we closed on a private placement transaction that generated gross proceeds of approximately $5,000,000, resulting from the issuance of 25,000,000 shares of Series C-2 Voting Convertible Preferred stock.  Each Series C-2 Preferred share is convertible, at the holder’s election, into one share of the Company’s common stock, par value $0.01 per share. The conversion rate is subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock or a reorganization, recapitalization, reclassification, consolidation or merger, as described in the Certificate of Amendment.

The Series C-2 Preferred shares have a liquidation preference at their stated value per share of $0.20 that ranks pari passu to our existing Series C Voting Convertible Preferred shares and is senior to our common stock, and our Class A Non-Voting Cumulative Convertible Preferred Shares and Class B Non-Voting Cumulative Convertible Preferred Shares. The liquidation preference is payable upon a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon a deemed liquidation of the Company. The Series C-2 Preferred shares are not entitled to receive preferred dividends and have no redemption right, but are entitled to participate, on an as converted basis, with holders of outstanding shares of common stock in dividends and distributions on liquidation after all preferred shares have received payment in full of any preferred dividends or liquidation preferences, and vote with the common stock on an as-converted basis.

We expect to conduct an offering to sell the Series C-3 Preferred stock within the next several months, where up to an additional $1,000,000 of gross proceeds will be raised.  Direct expenses associated with these transactions, primarily legal fees, are expected to be in the range of approximately $100,000, which will be offset against the gross proceeds. The Series C-2 Preferred Shares and the Series C-3 Preferred Shares to be sold in the Series C-3 Preferred Offering will not be and have not been registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that the Company will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for its plans. This disclosure relating to this equity financing from private sources does not constitute an offer to sell or the solicitation of an offer to buy any of the Company’s securities, and is made only as required under applicable law and related reporting requirements, and as permitted under Rule 135c under the Securities Act.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Richard A. Kaplan, our chief executive officer, and Robert W. Fishback, our chief financial officer and principal accounting officer, as of December 31, 2013, have informed the board of directors that, based upon each of their evaluations of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-K), such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports it submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management (including the chief executive officer and chief financial officer) as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections or any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The audit committee of our board of directors meets with our independent registered public accounting firm and management periodically to discuss internal control over financial reporting, auditing and financial reporting matters. The audit committee reviews with our independent registered public accountants the scope and the results of the audit effort. The audit committee’s report can be found in the definitive proxy statement issued in connection with the Company’s 2014 annual meeting of shareholders.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” in 1992. Based upon its assessment, management concluded that as of December 31, 2013 internal control over financial reporting is effective.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 12, 2014. Information regarding our Executive Officers is found in Part I, Item 1 of this report.

Item 11. EXECUTIVE COMPENSATION

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 12, 2014.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 12, 2014.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 12, 2014.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 12, 2014.

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

	10.27	Letter Agreement between Torvec, Inc. and SCIRE Corporation, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 27, 2012.

	10.28	Letter Agreement between Torvec, Inc. and SCIRE Corporation, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 5, 2013.

(11)	Statement re computation of per share earnings (loss)

Not applicable.

(14)	Code of Ethics

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

None.

(101)

The following materials from Torvec, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Statement of Earnings for the years ended December 31, 2013 and 2012 and for the Period from September 25, 1996 (Inception) through December 31, 2013, (ii) Statement of Financial Position at December 31, 2013 and 2012, (iii) Statement of Cash Flows for the years ended December 31, 2013 and 2012, and for the Period from September 25, 1996 (Inception) through December 31, 2013 and (iv) Notes to Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.
Dated: March 28, 2014	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2014	By:	/s/ Richard A. Kaplan Richard A. Kaplan, Chief Executive Officer and Director

Dated: March 28, 2014	By:	/s/ Robert W. Fishback Robert W. Fishback, Chief Financial Officer, Principal Accounting Officer and Secretary

Dated: March 28, 2014	By:	/s/ Keith E. Gleasman Keith E. Gleasman, President and Director

Dated: March 28, 2014	By:	/s/ Thomas F. Bonadio Thomas F. Bonadio, Director

Dated: March 28, 2014	By:	/s/ William W. Destler William W. Destler, Director

Dated: March 28, 2014	By:	/s/ Asher J. Flaum Asher J. Flaum, Director

Dated: March 28, 2014	By:	/s/ John W. Heinricy John W. Heinricy, Director

Dated: March 28, 2014	By:	/s/ Thomas J. Labus Thomas J. Labus, Director

Dated: March 28, 2014	By:	/s/ Charles N. Mills Charles N. Mills, Director

Dated: March 28, 2014	By:	/s/ E. Philip Saunders E. Philip Saunders, Director

Dated: March 28, 2014	By:	/s/ Gary A. Siconolfi Gary A. Siconolfi, Director

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications – CEO

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certifications – CFO

32	Section 1350 Certifications

101

The following materials from Torvec, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Statement of Earnings for the years ended December 31, 2013 and 2012 and for the Period from September 25, 1996 (Inception) through December 31, 2013, (ii) Statement of Financial Position at December 31, 2013 and 2012, (iii) Statement of Cash Flows for the years ended December 31, 2013 and 2012, and for the Period from September 25, 1996 (Inception) through December 31, 2013 and (iv) Notes to Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.