Form 10-Q
period 2014-03-31
TORVEC INC
filed 2014-05-05
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at April 30, 2014
Common Stock, $0.01 par value	45,716,298

TORVEC, INC.
(a development stage company)

INDEX

PART I – FINANCIAL INFORMATION

Page
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	3

Condensed Consolidated Statements of Operations – Three Month Periods Ended March 31, 2014 and 2013 and for the Period from September 25, 1996 (Inception) through March 31, 2014 (unaudited)	4

Condensed Consolidated Statements of Cash Flows – Three Month Periods Ended March 31, 2014 and 2013 and for the Period from September 25, 1996 (Inception) through March 31, 2014 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Mine Safety Disclosures	27

Item 5. Other Information	27

Item 6. Exhibits	28

SIGNATURE PAGE	31

EXHIBITS	32

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TORVEC, INC.

(a development stage company)

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,432,000	$1,072,000
Accounts receivable	1,000	0
Inventories, net	13,000	0
Prepaid expenses and other current assets	47,000	31,000

Total current assets	5,493,000	1,103,000

Property and Equipment:
Office equipment and software	202,000	202,000
Shop equipment	210,000	210,000
Leasehold improvements	253,000	253,000
Transportation equipment	165,000	165,000

	830,000	830,000
Less accumulated depreciation and amortization	439,000	396,000

Net property and equipment	391,000	434,000

Total Assets	$5,884,000	$1,537,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current portion	$23,000	$48,000
Accounts payable	196,000	58,000
Accrued liabilities	69,000	70,000
Deferred revenue	20,000	20,000

Total current liabilities	308,000	196,000

Notes payable, net of current portion	4,000	6,000

Total Liabilities	312,000	202,000

Commitments and other matters (Note H)	0	0

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized

a) 16,250,000 designated as Series C, Voting, convertible, no dividend, shares issued and outstanding at March 31, 2014 and December 31, 2013: 16,250,000 and 16,250,000, respectively	162,000	162,000
b) 25,000,000 designated as Series C-2, Voting, convertible, no dividend, shares issued and outstanding at March 31, 2014 and December 31, 2013: 25,000,000 and 0, respectively	250,000	0
c) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at March 31, 2014 and December 31, 2013: 587,101 and 587,101, respectively	6,000	6,000
d) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at March 31, 2014 and December 31, 2013: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at March 31, 2014 and December 31, 2013: 45,716,298 and 45,716,298, respectively	457,000	457,000
Additional paid-in capital	71,362,000	66,645,000
Deficit accumulated during the development stage	(66,666,000)	(65,936,000)

Total Stockholders' Equity	5,572,000	1,335,000

Total Liabilities and Stockholders' Equity	$5,884,000	$1,537,000

See notes to condensed consolidated financial statements.

TORVEC, INC.

(a development stage company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	September 25, 1996 (Inception) through March 31, 2014

Revenue	$1,000	$0	$513,000
Cost of Goods Sold	27,000	0	404,000

Gross Margin	(26,000)	0	109,000

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation expense	359,000	226,000	17,926,000
Stock-based compensation expense related to options and warrants	17,000	32,000	1,905,000
Total research and development	376,000	258,000	19,831,000
General and administrative:
G&A costs, excluding stock-based compensation expense	332,000	311,000	30,489,000
Stock-based compensation expense related to options and warrants	(4,000)	197,000	20,789,000
Total general and administrative	328,000	508,000	51,278,000
Asset impairments	0	0	1,071,000

Total costs and expenses	704,000	766,000	72,180,000

Loss from operations	(730,000)	(766,000)	(72,071,000)

Reversal of liability on cancellation of debt	0	0	1,541,000
Gain on litigation settlement	0	0	1,900,000
Other income	0	3,000	308,000

Loss before income tax benefits	(730,000)	(763,000)	(68,322,000)

Income tax benefits	0	0	384,000

Net Loss	(730,000)	(763,000)	(67,938,000)

Net loss attributable to non-controlling interest in subsidiary	0	0	1,272,000

Net Loss attributable to Torvec, Inc.	(730,000)	(763,000)	(66,666,000)

Preferred stock beneficial conversion feature	4,250,000	0	10,595,000
Issuance of warrants to preferred shareholders	0	0	812,000
Preferred stock dividends	66,000	66,000	2,544,000

Net Loss attributable to Torvec, Inc. common stockholders	$(5,046,000)	$(829,000)	$(80,617,000)

Net Loss per common share attributable to stockholders of Torvec, Inc.:
Basic and Diluted	$(0.11)	$(0.02)

Weighted average number of shares of common stock:
Basic and Diluted	45,716,000	45,716,000

See notes to condensed consolidated financial statements.

 TORVEC, INC.

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	September 25, 1996 (Inception) through March 31, 2014

Cash flows from operating activities:
Net loss	$(730,000)	$(763,000)	$(67,938,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,000	32,000	2,882,000
Gain on sale / disposition of fixed assets	0	0	(74,000)
Gain on sale of Ice Engineering license	0	0	(1,900,000)
Loss on impairment of license	0	0	1,071,000
Expenses financed via note with related party	0	0	27,000
Impairment of goodwill	0	0	19,000
Common stock issued for services	0	0	13,844,000
Compensatory common stock	0	0	2,463,000
Shares issued for future consulting services	0	0	103,000
Common stock issued in connection with commercializing event plan	0	0	63,000
Stock-based compensation related to stock options and warrants	13,000	229,000	22,429,000
Compensation expense attributable to common stock in subsidiary	0	0	619,000
Stockholder contribution of services	0	0	4,220,000
Contribution to capital, Ford Truck	0	0	16,000
Reversal of liability	0	0	(1,541,000)
Changes in:
Accounts receivable	(1,000)	0	(1,000)
Inventories	(13,000)	(15,000)	(13,000)
Prepaid expenses and other current assets	(16,000)	(18,000)	125,000
Deferred revenue / liabilities	0	0	(71,000)
Accrued payroll taxes	(2,000)	(51,000)	(133,000)
Accounts payable and other accrued expenses	139,000	(32,000)	4,116,000

Net cash used in operating activities	(567,000)	(618,000)	(19,674,000)

Cash flows from investing activities:
Purchase of property and equipment	0	(11,000)	(640,000)
Cost of acquisition	0	0	(16,000)
Proceeds from sale of license	0	0	1,900,000
Proceeds from sale of fixed assets	0	0	59,000

Net cash (used in) provided by investing activities	0	(11,000)	1,303,000

Cash flows from financing activities:
Net proceeds from sales of common stock and upon exercise of options and warrants	0	0	9,223,000
Net proceeds from sales of preferred stock	4,954,000	0	14,885,000
Net proceeds from sale of subsidiary stock	0	0	234,000
Net proceeds from issuance of notes payable	0	0	57,000
Repayments of notes payable	(27,000)	(29,000)	(310,000)
Proceeds from loans	0	0	335,000
Repayments of loans	0	0	(109,000)
Repayment of officer & stockholder loans and advances	0	0	(147,000)
Distributions	0	0	(365,000)

Net cash provided by (used in) financing activities	4,927,000	(29,000)	23,803,000

Net increase (decrease) in cash and cash equivalents	4,360,000	(658,000)	5,432,000

Cash and cash equivalents at beginning of period	1,072,000	3,549,000	0

Cash and cash equivalents at end of period	$5,432,000	$2,891,000	$5,432,000

TORVEC, INC.

(a development stage company)

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	September 25, 1996 (Inception) through March 31, 2014

Noncash investing and financing activities:
Preferred stock issued in payment of dividend	$0	$0	$61,000
Issuance of common stock for license	0	0	3,405,000
Issuance of common stock, warrant and options in settlement of liabilities, except notes payable	0	0	2,907,000
Notes payable exchanged for common stock	0	0	50,000
Advance settled with common stock	0	0	25,000
Loss on exchange of noncontrolling interest	0	0	232,000
Shares issued for future consulting services	0	0	103,000
Issuance of common stock for a finder’s fee	0	0	225,000
Advance from stockholder	0	0	250,000
Contribution of FTV Ford Truck	0	0	16,000
Ice Engineering LLC payable netted against receivable	0	0	91,000
Common stock issued in settlement of director fee payable	0	0	121,000
Common stock issued in settlement of patent expense	0	0	117,000
Issuance of common stock as payment for Preferred A and B dividends	0	0	207,000
Purchases of fixed assets with debt	0	0	250,000
Purchase of fixed assets from non-monetary exchange	0	0	17,000

Supplemental Disclosures:
Interest paid	1,000	2,000	96,000
Income taxes paid	0	0	1,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY AND BASIS OF PRESENTATION

The interim information contained herein with respect to the three month periods ended March 31, 2014 and 2013 and the period from September 25, 1996 (inception) through March 31, 2014 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three month periods ended March 31, 2014 and 2013 and since inception. The results are not necessarily indicative of results to be expected for the entire year. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at March 31, 2014 and December 31, 2013). As of March 31, 2014, each of the subsidiaries is non-operational. We are intending to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  There was $0 allowance for doubtful accounts as of March 31, 2014 and December 31, 2013, as determined by management.

Inventories: Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. There was a $24,000 and $26,000 provision for excess, obsolete or slow-moving inventory as of March 31, 2014 and December 31, 2013, respectively, as determined by management.

Property and Equipment: Property and equipment are stated at cost. Estimated useful lives are as follows:

Office Equipment and Software (in years)	3	-	7
Leasehold Improvements	Lesser of useful life or lease term
Shop Equipment (in years)		7
Transportation Equipment (in years)	5	-	7

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and amortization expense for the three month periods ended March 31, 2014 and 2013 amounted to $43,000 and $32,000, respectively.

Whenever events or circumstances indicate, our long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment. During the three month periods ended March 31, 2014 and 2013, we recorded $0 in impairment charges.

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

The FASB’s (Financial Accounting Standards Board) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at March 31, 2014 and December 31, 2013. The carrying amount of cash, accounts receivable, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

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

During the first quarter of 2013, we entered into a prototype development agreement with a Chinese automotive manufacturer to design, develop and manufacture an IsoTorque® differential for a specific vehicle application. Essentially, there is one performance milestone associated with the agreement, which is the delivery of our IsoTorque prototypes to the customer that they can test and evaluate. In total, the customer will pay us approximately $39,000 in two installments. We are deferring the recognition of revenue and related expenses pertaining to this development agreement until we achieve the delivery milestone. As of March 31, 2014, we have deferred approximately $20,000 in revenue and approximately $29,000 in expenses associated with this program.

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of acquired technology. Depreciation expense for the three month periods ended March 31, 2014 and 2013 that was charged to research and development was $24,000 and $10,000, respectively.

Patent costs for the three month periods ended March 31, 2014 and 2013 amounted to $32,000 and $45,000, respectively, and are included in general and administrative expenses.

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

FASB ASC 718-20 requires that modifications of the terms or conditions of equity awards be treated as an exchange of the original award for a new award.  Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of March 31, 2014, there was $0 accrued interest or penalties related to uncertain tax positions. The tax years 2010 through 2013 remain open to examination by the federal and state tax jurisdictions to which we are subject. In addition, our 2009 tax year was examined by the Internal Revenue Service resulting in an inconclusive adjustment due to the expiration of the statute of limitations. Therefore, the Internal Revenue Service will conclude on any findings during a subsequent audit.

Loss per Common Share: FASB’s ASC 260-10 (previously known as FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At March 31, 2014 and 2013, we excluded 53,721,662 and 29,108,682 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at March 31, 2014 and 2013 as the conditions for their vesting are not time-based.

Recent Accounting Pronouncements: In July 2013, FASB issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard in the first quarter of 2014 did not have a material impact on the Company’s consolidated financial position and results of operations.

NOTE C — RELATED PARTY TRANSACTIONS

[1] On September 14, 2007, we moved our executive offices from Pittsford, New York to Rochester, New York, which includes both a manufacturing and executive office facility. The Rochester facility is owned by a partnership, with which Asher J. Flaum, a Company director, is associated. On April 28, 2008, our board of directors approved the terms of a lease and such lease was executed on April 29, 2008.

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

[2] On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. During each of the three month periods ended March 31, 2014 and 2013, we recorded an expense of $0 for services rendered in relation to this agreement. Cumulatively, through March 31, 2014, we have recorded approximately $3,000 of expense for services rendered in relation to this agreement.

[3] Effective on March 27, 2012, we hired Dr. William Mark McVea as our Chief Technology Officer. Prior to joining the Company, Dr. McVea provided us with consulting services through KBE+, Inc., a group of consulting engineers engaged in the design and development of gear trains and power transmission devices, and of which Dr. McVea was the principal engineer and president.

On April 30, 2012, we purchased various test equipment, office furniture, and supplies from KBE+, Inc. for a total of $162,500. We have entered into a financing agreement with KBE+, Inc., whereby we are paying KBE+, Inc. over 24 months in equal monthly installments of approximately $6,800, beginning on May 1, 2012. Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000, and as of March 31, 2014, the outstanding principal on the note was approximately $7,000. Interest expense pertaining to this note amounted to approximately $0 and $1,000 for the three month periods ended March 31, 2014 and 2013, respectively.

In May 2012, we purchased certain additional testing tools and supplies from KBE+, Inc. for approximately $5,700. The outstanding payable to KBE+, Inc. related to this purchase was fully paid during the quarter ended June 30, 2013.

[4] Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The consulting agreement provided for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting, plus travel costs. On December 4, 2013, we extended this consulting agreement for another year through December 31, 2014, providing for a guaranteed minimum of $2,000 per month, based on 16 hours of consulting, plus travel costs. Additional hours above this minimum in 2014 will be billed at a rate of $125 per hour. During the three month periods ended March 31, 2014 and 2013, we recorded an expense of approximately $7,000 and $13,000, respectively, for consulting services and travel costs related to this agreement.

NOTE D — INVENTORIES

At March 31, 2014 and December 31, 2013, the composition of inventories was:

	March 31, 2014	December 31, 2013

Raw Materials	$24,000	$26,000
Finished Goods	13,000	0
Total Inventories	37,000	26,000
Reserve for Excess / Obsolete Inventory	(24,000)	(26,000)
Inventories, Net	$13,000	$0

NOTE E — ACCRUED LIABILITIES

At March 31, 2014 and December 31, 2013, accrued liabilities consist of the following:

	March 31, 2014	December 31, 2013
Accrued Compensation	$28,000	$53,000
Accrued Payroll Taxes Payable	5,000	7,000
Accrued Legal	12,000	8,000
Other	24,000	2,000
	$69,000	$70,000

NOTE F — NOTES PAYABLE

As of March 31, 2014 and December 31, 2013, notes payable consists of the following:

	March 31,2014	December 31,2013
Copy Machine (1)	$3,000	$3,000
Engineering Design Software (2)	8,000	14,000
Test Equipment and Supplies (3)	7,000	27,000
Automobile (4)	9,000	10,000
	$27,000	$54,000

(1)

In November 2010, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout. The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170 with an implicit interest rate of approximately 5.3%. At December 31, 2013, the outstanding balance on this note was approximately $3,000, of which $2,000 was classified as a non-current liability. At March 31, 2014, the outstanding balance on this note was approximately $3,000, of which $1,000 was classified as a non-current liability.

(2)

In August 2011, we financed the purchase of engineering design software, along with a one-year maintenance agreement, through a three year loan maturing in August 2014, and collateralized by the software. The total cost of the software and the maintenance agreement was approximately $64,800. The monthly payments are approximately $2,100 per month with an implicit interest rate of approximately 9.6%. At December 31, 2013, the outstanding balance on this note was approximately $14,000, which was classified as a current liability. At March 31, 2014, the outstanding balance on this note was approximately $8,000, which was classified as a current liability.

(3)

In April 2012, we financed the purchase of various test equipment, office furniture, and supplies from KBE+, Inc. (of which our chief technology officer is an officer) through a 24 month promissory note for a total amount to be paid of $162,500. Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000. The monthly payments are approximately $6,800 per month. At December 31, 2013, the outstanding balance on this related party note was approximately $27,000, which was classified as a current liability. At March 31, 2014, the outstanding balance on this related party note was approximately $7,000, which was classified as a current liability.

(4)

In August 2012, we purchased an automobile for $16,600, a vehicle that we had previously been leasing. We financed this purchase with a 36- month promissory note. The interest rate on the loan is approximately 10%, and the payments are approximately $540 per month. At December 31, 2013, the outstanding balance on this note was approximately $10,000, of which $4,000 was classified as a non-current liability. At March 31, 2014, the outstanding balance on this note was approximately $9,000, of which $3,000 was classified as a non-current liability.

NOTE G — STOCKHOLDERS’ EQUITY

[1] Preferred Stock

On August 30, 2000, we amended our certificate of incorporation to permit the Company to issue up to 100,000,000 shares of $0.01 par value preferred stock. Under the amendment, the board of directors has the authority to allocate these shares into as many separate classes of preferred as it deems appropriate and with respect to each class, designate the number of preferred shares issuable and the relative rights, preferences, seniority with respect to other classes and to our common stock and any limitations and/or restrictions that may be applicable without obtaining shareholder approval.

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

The holders of the Class A Preferred are entitled to receive cumulative preferential dividends in the amount of $0.40 per share of Class A Preferred for each annual dividend period.

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

Since its designation in March 2002, we have sold an aggregate 765,512 shares of Class A Preferred for proceeds of approximately $3,062,000. No Class A Preferred shares were sold during the three month period ended March 31, 2014 and the year ended December 31, 2013.

Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 189,750 Class A Preferred into our common stock (on a one to one basis) through March 31, 2014. There were 0 Class A Preferred shares converted in each of the three month periods ended March 31, 2014 and 2013.

For each of the three month periods ended March 31, 2014 and 2013, we settled 0 Class A Preferred dividends. Since its inception in March 2002 through March 31, 2014, we have settled an aggregate Class A Preferred dividend amounting to approximately $242,000 through the issuance of 11,339 Class A Preferred shares and 100,924 common shares.

At March 31, 2014, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $2,076,000 at March 31, 2014, of which $58,000 was accrued during the three month period ended March 31, 2014.

In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $2,076,000 and $2,019,000 at March 31, 2014 and December 31, 2013, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred shares at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

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

Subject to the dividend rights and privileges of our Class A Preferred, the holders of the Class B Preferred are entitled to receive cumulative preferential dividends in the amount of $0.50 per share of Class B Preferred for each annual dividend period.

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

Since its designation in September 2004, we have sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500. No Class B Preferred shares were sold during the three month period ended March 31, 2014 and the year ended December 31, 2013.

Since its designation, Class B Preferred shareholders have converted an aggregate 30,000 Class B Preferred into our common stock (on a one to one basis) through March 31, 2014. Through March 31, 2014, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. During the three month periods ended March 31, 2014 and 2013, we settled 0 Class B Preferred dividends. Cumulatively through March 31, 2014, we have issued 35,431 restricted common shares in payment of Class B dividends amounting to approximately $51,000.

At March 31, 2014, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $294,000, of which $8,000 was accrued during the three month period ended March 31, 2014. In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred and our Class A Preferred, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $294,000 and $285,000 at March 31, 2014 and December 31, 2013, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

(c)  Series C Preferred Stock

In September 2011, the board of directors authorized, and Class A Preferred and Class B Preferred shareholders approved, a third series of preferred stock, namely 16,250,000 shares of Series C Voting Convertible Preferred Stock. On September 23, 2011, we sold and issued a total of 16,250,000 shares of Series C Voting Convertible Preferred Stock and warrants to purchase 1,625,000 shares of our common stock in a private placement transaction, generating gross proceeds of $6,500,000. Direct expenses of approximately $106,000 pertaining to the transaction, consisting of primarily external legal costs, were incurred, resulting in net proceeds of approximately $6,394,000.

Each Series C Preferred share is convertible, at the holder’s election, into one share of our common stock. The conversion rate is subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock.

The Series C Preferred shares have a liquidation preference at their stated value per share of $0.40 that is senior to our common stock, and the Company’s Class A Non-Voting Cumulative Convertible Preferred Shares and Class B Non-Voting Cumulative Convertible Preferred Shares. The liquidation preference is payable upon a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon a deemed liquidation of the Company.

The Series C Preferred shares have no right to receive dividends and have no redemption right. The Series C Preferred shares vote with the common stock on an as-converted basis.

The associated warrants have a ten (10) year term and are immediately exercisable for 1,625,000 shares of common stock. The warrants are exercisable, at the holder’s election, for shares of the Company’s common stock in either a cash or cashless exercise. The warrants have an exercise price equal to the greater of (i) $0.01 or (ii) eighty percent (80%) of the volume weighted average sale price per share of our common stock during the ten (10) consecutive trading days immediately preceding the notice of exercise. The number of warrants and exercise price are subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock. At the time of issuance, we estimated a value of $0.50 per warrant, or a total of approximately $812,000, using a weighted average of assigned probabilities for various gain scenarios at certain price points based on expected volatility. As a result of the combined issuance of the Series C Preferred stock with the associated warrants, we reflected a non-cash distribution on the Series C Preferred shares for the warrants issued in our consolidated statements of operations for 2011. (See Note G[3](o).)

In conjunction with the issuance of the 16,250,000 shares of Series C Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price after allocation of the proceeds to the related warrants, and determined that the value of the non-cash beneficial conversion feature is approximately $5,582,000, which was reflected in our consolidated statements of operations for the year ended December 31, 2011 as an adjustment to arrive at the net loss attributable to common stockholders.

Cumulatively through March 31, 2014, Series C Preferred shareholders have converted 0 shares of Series C Preferred into common stock. At March 31, 2014, there were 16,250,000 shares of Series C Preferred stock outstanding. The value of the Series C Preferred shareholders’ liquidation preference was $6,500,000 at March 31, 2014.

(d)  Series C-2 Preferred Stock

In March 2014, the board of directors authorized, and Class A Preferred, Class B Preferred and Series C Preferred shareholders approved, a third series of preferred stock, namely 25,000,000 shares of Series C-2 Voting Convertible Preferred Stock. On March 28, 2014, we sold and issued a total of 25,000,000 shares of Series C-2 Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $5,000,000. Direct expenses of approximately $46,000 pertaining to the transaction, consisting of primarily external legal costs, were incurred, resulting in net proceeds of approximately $4,954,000.

Each Series C-2 Preferred Share is convertible, at the holder’s election, into one share of our common stock, par value $0.01 per share. The conversion rate is subject to adjustment in the event of the issuance of common stock as a dividend or distribution, and the subdivision or combination of the outstanding common stock or a reorganization, recapitalization, reclassification, consolidation or merger of the Company.

The Series C-2 Preferred Shares have a liquidation preference at their stated value per share of $0.20 that ranks pari passu to our existing Series C Voting Convertible Preferred Shares and is senior to our common stock, and our Class A Non-Voting Cumulative Convertible Preferred Shares and Class B Non-Voting Cumulative Convertible Preferred Shares. The liquidation preference is payable upon a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon a deemed liquidation of the Company. A deemed liquidation includes, unless decided by the holders of at least two-thirds of the Series C-2 Preferred Shares, any consolidation, merger, or reorganization of the Company in which the shareholders of the Company own less than fifty percent of the voting power of the resultant entity, or an acquisition to which the Company is a party in which at least fifty percent of the Company’s voting power is transferred, or the sale, lease, exclusive license or transfer of all or substantially all of the assets or intellectual property of the Company other than to a wholly owned subsidiary.

The Series C-2 Preferred Shares are not entitled to receive preferred dividends and have no redemption right, but are entitled to participate, on an as converted basis, with holders of outstanding shares of common stock in dividends and distributions on liquidation after all preferred shares have received payment in full of any preferred dividends or liquidation preferences. The Series C-2 Preferred Shares vote with the common stock on an as-converted basis. We may not, without approval of the holders of at least two-thirds of the Series C-2 Preferred Shares, (i) create any class or series of stock that is pari passu or senior to the Series C-2 Preferred Shares; (ii) create any class or series of stock that would share in the liquidation preference of the Series C-2 Preferred Shares or that is entitled to dividends payable other than in common stock or Series C-2 Preferred Shares of its own series, (iii) acquire any equity security or pay any dividend, except dividends on a class or series of stock that is junior to the Series C Preferred Shares, payable in such junior stock, (iv) reissue any Series C-2 Preferred Shares, (v) declare or pay any dividend that would impair the payment of the liquidation preference of the Series C-2 Preferred Shares, (vi) authorize or issue any additional Preferred Shares, (vii) change the Certificate of Incorporation to adversely affect the rights of the holders of the Series C-2 Preferred Shares, or (viii) authorize, commit to or consummate any liquidation, dissolution or winding up in which the liquidation preference of the Series C-2 Preferred Shares would not be paid in full.

Pursuant to the transaction, we must within 180 days, use commercially reasonable efforts to raise $1,000,000, in a separate private placement or private placements, through the offer and sale of an additional Series C-3 Voting Convertible Preferred Stock, par value $0.01 per share (the “Series C-3 Preferred Shares”). The Series C-3 Preferred Shares, if and when created, will rank pari passu with the existing Series C Voting Convertible Preferred Shares and the Series C-2 Preferred Shares, and have a senior preference in liquidation or deemed liquidation over the Company’s outstanding shares of common stock, and Class A and Class B Preferred stock. The Series C-3 Preferred Shares would be convertible on a one-to-one basis into shares of common stock (subject to adjustment) without payment of any additional consideration. The Series C-3 Preferred Shares would not be entitled to preferred dividends, but similar to the Series C-2 Preferred Shares, would be entitled to participate, on as converted basis, with shares of common stock in dividends and distributions on liquidation after all preferred shares have received payment in full of any preferred dividends or liquidation preferences, have such other customary rights, privileges, preferences and limitations. The pricing of the Series C-3 Preferred Shares will be determined by the Board of Directors prior to the initial closing of the sale of those shares.

We plan to conduct the sale of the Series C-3 Preferred Shares sometime in the near future. The Series C-2 Preferred Shares, and the Series C-3 Preferred Shares to be sold will not be and have not been registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that we will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for our plans.

In conjunction with the issuance of the 25,000,000 shares of Series C-2 Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature is approximately $4,250,000, which is reflected in our condensed consolidated statements of operations for the three month period ended March 31, 2014 as an adjustment to arrive at the net loss attributable to common stockholders.

Cumulatively through March 31, 2014, Series C-2 Preferred shareholders have converted 0 shares of Series C-2 Preferred into common stock. At March 31, 2014, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at March 31, 2014.

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

By its terms, our 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. There were 0 options exercised under the 1998 Plan during each of the three month periods ended March 31, 2014 and 2013.

Through March 31, 2014, a total of 1,823,895 stock options had been granted under the 1998 Plan and 0 stock options had been exercised. During each of the three month periods ended March 31, 2014 and 2013, 0 stock options expired. Since the plan’s inception, a total of 1,723,895 stock options have expired. As of March 31, 2014, there were 100,000 outstanding stock options under the 1998 Plan, all of which were fully vested. As of March 31, 2014, we had $0 unrecognized stock compensation related to unvested awards under the 1998 Plan.

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

Effective January 22, 2014, General Wesley K. Clark, one of our board members, tendered his resignation as a voting member of the Company’s board of directors due to personal reasons. In order to continue to support the Company, Gen. Clark agreed to accept a role as a non-voting special advisor to the board. In connection with this event, the board approved a modification to Gen. Clark’s stock option agreement for 250,000 options (as initially granted on January 28, 2011 and subsequently amended on March 20, 2012), to allow for his stock options to remain intact in his new role as special advisor to the board. As of January 22, 2014, Gen. Clark is considered a non-employee for purposes of determining expense associated with stock compensation, and as such the expense reflected on our condensed consolidated statement of operations will fluctuate based on fair value in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees.” During the first quarter of 2014, we recognized a credit adjustment to expense of approximately $109,000 as a result of the impact from this modification. Fair value was determined based on updated valuation assumptions for the options using the Black-Scholes valuation model as of the applicable measurement date. The period over which the remaining amount of unrecognized expense of approximately $15,000 will be recognized will be related to Gen. Clark’s requisite service period for the unvested tranches of the options, which is concurrent with the vesting dates of the remaining unvested tranches of the options.

In August 2013, we granted an incentive stock option to an existing employee to acquire 25,000 common shares at an exercise price of $0.45 per share, exercisable for 10 years. The option vests in four tranches of 25% of the total granted shares on each of the four annual anniversary dates from the initial date of grant.

In November 2013, we granted a non-qualified stock option to our chairman of the board to acquire 100,000 common shares at an exercise price of $0.36 per share, exercisable for 10 years. This grant relates to the chairman’s services as a director and replaced a previously issued option that had recently expired by its terms. The option vests in four tranches of 25% of the total granted shares on each of the four annual anniversary dates from the initial date of grant.

In February 2014, we granted an incentive stock option to an existing employee to acquire 500 common shares at an exercise price of $0.34 per share, exercisable for 10 years. The option vests in four tranches of 25% of the total granted shares on each of the four annual anniversary dates from the initial date of grant.

During the three month period ended March 31, 2014, we granted 500 stock options under the 2011 Plan, 125,250 options became vested, and 0 options expired or were exercised. During the three month period ended March 31, 2013, we granted 0 stock options under the 2011 Plan, 125,250 options became vested, and 0 options expired or were exercised. As of March 31, 2014, there were 1,307,500 stock options outstanding under the 2011 Plan, 670,996 of which were vested. At March 31, 2014, there were 1,692,500 options remaining available for future grant under the 2011 Plan.

(c)  Non-Plan Options

As of March 31, 2014, there were a total of 7,063,336 non-plan options outstanding, of which 4,575,836 were fully vested. During each of the three month periods ended March 31, 2014 and 2013, we granted 0 non-plan stock options, 337,500 options became vested, and 0 options were exercised or cancelled.

(d)  Summary

For the three month periods ended March 31, 2014 and 2013, compensation cost related to all stock options amounted to $13,000 and $229,000, respectively. As of March 31, 2014, there was approximately $497,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over the next 3.9 years, of which approximately $16,000 is subject to non-employee mark-to-market adjustments.

During the three month period ended March 31, 2014 , we granted 500 stock options with a weighted average grant-date fair value of $0.34. During the three month period ended March 31, 2013, we granted 0 stock options. The total grant date fair value of all stock options vested during the three month periods ended March 31, 2014 and 2013 was approximately $688,000 and $680,000, respectively.

The fair value of each option granted during the three month period ended March 31, 2014 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions (no options were granted during the three month period ended March 31, 2013):

2014
Expected Term (in years)	6.3
Expected forfeiture rate	0%
Risk-free rate	1.9%
Volatility	134.3%
Dividend yield	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected term was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the three month period ended March 31, 2014:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	8,470,336	(A)	$0.69
Granted	500		0.34
Exercised	0		0
Canceled or expired	0		0

Outstanding at March 31, 2014	8,470,836	(A)	$0.69	6.6	$315,000

Exercisable at March 31, 2014	5,346,832		$0.81	6.5	$180,000

Note (A) – Figures include the impact of 405,000 options that were granted in 2011 to replace options / warrants previously granted to certain engineering personnel. The previously issued options / warrants will expire as the newer options vest on a one-to-one basis. During the fourth quarter of 2012, 134,998 of these options vested, and 98,332 previously issued options and 36,666 previously issued warrants were cancelled concurrently in conjunction with the vesting of the 2011. Again during 2013, 134,998 of these options vested, and 98,332 previously issued options and 36,666 previously issued warrants were cancelled concurrently in conjunction with the vesting of the 2011 options. As of March 31, 2014, there are 135,004 of the 2011 options remaining to vest.

As of March 31, 2014, the exercise prices of all outstanding stock options, as well as all vested stock options, ranged from $0.34 per share to $5.00 per share.

[3] Warrants

As of March 31, 2014, outstanding warrants to acquire shares of our common stock are as follows:

Exercise Price	Expiration	Number of Warrants Outstanding		Number of Warrants Exercisable
Not yet determinable	Not yet determinable	125,000	(a)	0
$0.75	None	500,000	(b)	0
$0.01	2015-2016	54,500	(c)	54,500
$0.01	None	3,000	(d)	3,000
$5.00	None	55,000	(e)	55,000
$5.00	2016	66,668	(e)	66,668
$0.01	None	60,000	(f)	60,000
$0.01	2016	3,750	(g)	3,750
$1.00	None	20,500	(h)	20,500
$0.44	2020	400,000	(i)	400,000
$3.75	2016	200,000	(j)	200,000
$5.00	2016	30,000	(k)	30,000
$5.00	2017	50,000	(l)	50,000
$5.00	2017	100,000	(m)	100,000
$2.50	2020	100,000	(n)	100,000
Not yet determinable	2021	1,625,000	(0)	1,625,000
		3,393,418		2,768,418

(a)	Exercisable only if we have an IPO and exercisable at the IPO price five years from IPO. Through March 31, 2014, we have not conducted an IPO.

(b)

On April 15, 2002, we issued 1,000,000 warrants at prices ranging from $0.30 to $0.75 to our then chairman of the board of directors and chief executive officer. Of the total warrants, 250,000 were exercisable at $0.30, and 250,000 were exercisable at $0.50 on the date the then board elected the executive to the board and named him chief executive officer. During the year ended December 31, 2002, 250,000 warrants were exercised for $0.30 per share, resulting in proceeds of $75,000. During the year ended December 31, 2003, 250,000 warrants were exercised for $0.50 per share, resulting in proceeds of $125,000. The remaining 500,000 warrants are exercisable upon the occurrence of a significant transaction, which includes execution by us of a binding agreement for the sale, transfer, license or assignment for value of any and/or all of our automotive technology, at $0.75 per share. We will record a charge representing the fair value of the warrants when the warrants become exercisable.

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

(g)

During 2005, we issued 62,500 warrants to investors in connection with their purchase of 62,500 Class A Preferred, immediately exercisable at $0.01 per common share and with a ten year term. During 2006, we issued 135,849 warrants to investors along with their purchase of 162,000 Class A Preferred and 20,000 Class B Preferred, all immediately exercisable at $0.01 per common share and with a ten year term. Through March 31, 2014, an aggregate of 194,599 of these warrants have been exercised for proceeds of approximately $1,258. There were 0 warrants exercised during the three month period ended March 31, 2014.

(h)	During 2006, one investor purchased 20,500 warrants with no expiration date and an exercise price of $1.00 per common share, for a purchase price of $2,000.

(i)

During 2006, we issued 400,000 warrants immediately exercisable for ten years at an exercise price of $3.27 per common share to a business consultant. Effective October 15, 2010, these warrants were modified and reissued upon the mutual agreement of the parties. Effective October 15, 2010, we issued 400,000 warrants immediately exercisable at $0.44 per common share for a period of ten years from the modification date. As a result of the modification, we recorded a charge of $68,000 to general and administrative expenses in the fourth quarter of 2010. During the three month period ended March 31, 2014, 0 warrants were exercised.

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

We typically use the Black-Scholes option-pricing model to estimate the fair value of stock-based awards. However, for the 1,625,000 warrants issued in September 2011, the exercise price is variable based on 80% of the price of our common stock on the date of exercise. For the valuation of these particular warrants, we used a weighted average of assigned probabilities for various gain scenarios at certain price points based on expected volatility of approximately 136% over an assumed term of five years to estimate an overall value of these warrants, which amounted to approximately $812,000, or $0.50 per warrant. These inputs are unobservable inputs based on our own assumptions used to measure the value of the instrument. Accordingly, these warrants are classified within Level 3 of the fair value hierarchy in accordance with FASB ASC 820.

The following summarizes the activity of our outstanding warrants for the three month period ended March 31, 2014:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)		Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,393,418	$2.06	(A)
Granted	0	0
Exercised	0	0
Canceled or expired	0	0

Outstanding at March 31, 2014	3,393,418	$2.06	(A)	6.3	(B)	$162,000

Exercisable at March 31, 2014	2,768,418	$2.63		6.3	(C)	$162,000

(A)	The weighted average exercise price for warrants outstanding as of January 1, 2014 and March 31, 2014 excludes 1,750,000 warrants with no determined exercise price.

(B)	The weighted average remaining contractual term for warrants outstanding as of March 31, 2014 excludes 763,500 warrants with no expiration date.

(C)	The weighted average remaining contractual term for warrants exercisable as of March 31, 2014 excludes 138,500 warrants with no expiration date.

NOTE H — COMMITMENTS AND OTHER MATTERS

 [1] Leases

We lease a facility from a related party (see Note C[1]) located at 1999 Mount Read Blvd., Rochester, New York. The lease expires on May 31, 2015, providing for rent to be paid at a rate of $5,687 per month ($68,244 per annum) and in addition, for the payment of our proportionate share of yearly real estate taxes and yearly common area operating costs. The lease includes two three-year renewal options with a 10% rate increase at each subsequent renewal period.

Rent expense for each of the three month periods ended March 31, 2014 and 2013 was approximately $17,000. Rent payments required under the amended lease for the full years ending December 31, 2014 and 2015, excluding consideration for any renewal option periods, amount to approximately $68,000 and $28,000, respectively.

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

On December 13, 2010, we executed a three-year consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. In December 2013, the agreement was automatically renewed for an additional three years through December 13, 2016. During each of the three month periods ended March 31, 2014 and 2013, we recorded an expense of $0 for consulting services under the agreement. Cumulatively, through March 31, 2014, we have recorded approximately $3,000 of expense for services rendered in relation to this agreement.

Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The consulting agreement provides for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting, plus travel costs. On December 4, 2013, we extended this consulting agreement for another year through December 31, 2014, providing for a guaranteed minimum of $2,000 per month, based on 16 hours of consulting, plus travel costs. Additional hours above this minimum in 2014 will be billed at a rate of $125 per hour. During the three month periods ended March 31, 2014 and 2013, we recorded an expense of approximately $7,000 and $12,000, respectively, for consulting services and travel costs related to this agreement.

[4] Prototype Development Agreements

On January 28, 2011, we announced that we entered into a contract with a West Virginia remanufacturer of components for the mining and associated industrial equipment industry to develop, evaluate, manufacture and sell our IsoTorque® differential technology in mining shuttle cars. The contract calls for us to design and build a prototype IsoTorque® unit for installation in a 21 SC model mining shuttle car. The remanufacturer will pay us $120,000 for the initial development. Upon successful completion of the prototype phase, the parties have agreed that we will sell 100% of the differential requirements for all 21 SC model mining shuttle cars remanufactured by the remanufacturer on an exclusive basis. Minimum purchase requirements were to be established after the first anniversary of the agreement. Through March 31, 2014, we have recorded a total of $90,000 in revenue associated with this agreement.

In January 2013, after many months of discussions, we entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd. (“BAIC”). Under the agreement, BAIC will pay us to manufacture a number of prototypes of our IsoTorque® differential for one of BAIC’s anticipated future car models. We will supply BAIC with these prototypes for its evaluation and testing. During the third quarter of 2013, we received an initial cash deposit of approximately $20,000 along with initial documentation and hardware, and we have begun the development work on this project. The total value of this development project is approximately $39,000 with a timetable for completion of our work of 25 weeks from the date we received all items specified from BAIC. Since there essentially is one performance milestone associated with this agreement, we have deferred the recognition of revenue and related expenses on this project until we have delivered the prototype units at the completion of the current development agreement. The initial $20,000 deposit we received is reflected as deferred revenue on the condensed consolidated balance sheet as of March 31, 2014. Similarly, we have deferred approximately $29,000 in expenses related to this contract, and these costs are reflected in prepaid expenses and other current assets on the condensed consolidated balance sheet as of March 31, 2014. At the present time, we expect to deliver prototypes in the second quarter of 2014.

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

(B) Current Status of Business Plan and Ongoing Projects

We are continuing to make progress toward optimizing the designs and productizing our two key technologies, although the process, specifically for the IsoTorque® differential, continues to take longer than we had expected. The following summarizes our general operating plan and the current status of the development efforts for our IsoTorque differential and our Torvec Hydraulic Pump.

General –

The basic elements of our operating plan for the next 12 months are as follows:

1)	To engage in the activity of developing a wholly unique hydraulic pump and motor technology to revolutionize the fluid power industry;
2)

To continue to enhance the development of our hydraulic pump, build prototype units, and evaluate its operating performance and efficiencies for commercial and industrial applications and to begin to market the Torvec hydraulic pump to industrial users of hydraulic pumps and associated manufacturers; and

3)

To design, build and provide prototype IsoTorque differentials to domestic and foreign OEMs, to engage with aftermarket customers and OEM manufacturers in the performance and durability evaluation of our IsoTorque in rear-wheel and front-wheel drive applications, and to market the IsoTorque to manufacturers for use in their future vehicle platforms, including automotive and truck fleets;

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

We are confident that there is nothing in the marketplace that can compete with the anticipated performance, safety and dependability enhancements provided by our IsoTorque differential. However, our major challenge is still to produce differentials that will withstand the very stringent OEM testing with respect to durability. Our broad strategy for the automotive market is to develop numerous IsoTorque differentials for various vehicle platforms. We continue to have a great deal of interest from many companies. We have also recently provided prototype differentials to select race car teams, and the feedback we have received from them has been extremely favorable with respect to the improved handling, reduced lap times and other functions.

During 2012 and 2013, we focused our IsoTorque differential development efforts on a rear-wheel drive differential for two model platforms (for certain Corvette and Camaro models) that can be marketed and sold initially into the aftermarket. During the fourth quarter of 2012, the test results of our design were still not satisfactory to us, so we determined that we needed to make further design modifications to improve the IsoTorque’s high-impact durability. We decided not to begin to ship our differentials until we are completely satisfied with the product. In mid-2013, we conducted an updated analysis of the market opportunities for the IsoTorque, and we decided to postpone development activities on the IsoTorque for the Camaro vehicle platform for the time being, as we believe there are better opportunities with other vehicles. During the third quarter of 2013, we continued to work on improving the product’s durability in order to minimize any limitations in its use with customers. As a result, we have made some additional modifications to the Corvette differential design to provide incremental strength to the product under abusive conditions. In the first quarter of 2014, we have assembled a small number of units for a limited release of this product, which we began shipping in late March 2014, and plan to continue into the second quarter of 2014. Based on the customer feedback that we receive from this limited release, we will review our marketing plans.

We plan to move forward with further development activity of the IsoTorque differential for substantially larger target markets. We are also pursuing the development of an IsoTorque for front-wheel drive vehicles, which is a very significant market opportunity. We believe that our IsoTorque design could create a very significant breakthrough in front-wheel drive technology.

In January 2013, after many months of discussions, we entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd. (“BAIC”). Under the agreement, BAIC will pay us to manufacture two prototypes of our IsoTorque® differential. We will supply BAIC with these prototypes for evaluation and testing. This is a great opportunity for Torvec to work with an established auto manufacturer in the world’s largest automotive market. To foster our relationship, our chief technology officer travelled to China in late 2013 and had very productive meetings with key personnel to understand current requirements as well as longer-term opportunities. During the third quarter of 2013, we received an initial cash deposit of approximately $20,000 along with initial documentation and hardware, and we have begun the development work on this project. The total value of this development project is approximately $39,000 with a timetable for completion of our work of 25 weeks from the date we received all items specified from BAIC. Since there essentially is one performance milestone associated with this agreement, we are deferring the recognition of revenue and related expenses on this project until we deliver the prototype units at the completion of the current development agreement. The initial $20,000 deposit we received is reflected as deferred revenue on the condensed consolidated balance sheet as of March 31, 2014. Similarly, we have deferred approximately $29,000 in expenses related to this contract, and these costs are reflected in prepaid expenses and other current assets on the condensed consolidated balance sheet as of March 31, 2014. In April 2014, we fulfilled our obligations under the agreement by shipping the prototypes that were stipulated in the contract to BAIC. Testing efforts by BAIC have been augmented by various activities within Torvec, including having Torvec personnel travel to China to assist BAIC with the technical details of instrumenting a test vehicle for conducting some limited tests. This collaborative effort is expected to be expanded upon during a return visit in the second quarter of 2014 wherein we will work with BAIC to conduct more intensive tests with more rigorous data collection and interrogation of vehicle performance as enhanced by IsoTorque technology. At that point, we expect BAIC will make a decision as to whether to move forward on the project.

Torvec Hydraulic Pump –

Our goal with the hydraulic pump technology is to give the marketplace a revolutionary new concept in hydraulic pumps and motors that:

●	Is smaller and lighter than conventional pumps and motors,

●	Is more efficient,

●	Is reliable,

●	Is price competitive,

●	Has the ability to make larger and more powerful pumps and motors.

During 2012, we invested in software, test equipment and personnel to enhance our development efforts. During that year, we went through a drastic redesign of the Torvec Hydraulic Pump to improve the overall performance of our pump while maintaining the significant advantages we have in size and weight. In the fourth quarter of 2012, we completed the assembly of two newly redesigned prototypes. We built our own testing facility for initial testing, which would have otherwise taken place at a third party testing facility, and we were pleased with the knowledge that we gained. Based on the test results, we modified our designs during the first quarter of 2013. During the second quarter of 2013, we assembled prototypes and tested this revised design on our internal test equipment. In March and April of 2014, we conducted additional tests that yielded significant positive results. We have successfully passed a major milestone that has confirmed numerous aspects of the breakthrough concept of our technology.

Based on sophisticated computer modeling of our pump attributes, we are very optimistic about the qualities that our pump design has relative to conventional pumps currently in the marketplace. Because we have reached a significant milestone in our testing, we are now in the process of designing changes to enhance the overall performance even further. We will need a limited number of further design iterations before we begin marketing this technology to potential customers. We anticipate this can occur in the latter part of 2014. We have filed a provisional patent for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process. Although there is much to be done, we are extremely encouraged by our recent proof of concept testing.

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

In addition to the activities to be undertaken by us to implement our plan of operation detailed above, we may expand and/or refocus our marketing activities depending upon future circumstances and developments. Information regarding the Company and all of our inventions, including regular updates on technological and business developments, can be found on our website, www.torvec.com. The website and its contents are not incorporated by reference into this report.

(C) Company Revenue and Expenses

Three Month Periods Ended March 31, 2014 and 2013

In the three month period ended March 31, 2014, we began to market and sell limited quantities of IsoTorque differentials into the aftermarket specific for the model C-5 Corvette platform, resulting in revenue of $1,000. Cost of goods sold for the three month period ended March 31, 2014 amounted to $27,000, and gross margin for the period was a negative $26,000. The negative gross margin resulted from initially high material costs due to very low production quantities. There was no revenue or cost of goods sold reflected in the three month period ended March 31, 2013.

Research and development expenses for the three months ended March 31, 2014 amounted to $376,000 as compared to $258,000 for the comparable period in 2013. Non-cash stock-based compensation expense attributable to stock options for the three months ended March 31, 2014 was $17,000, compared with $32,000 for the three months ended March 31, 2013. Excluding the non-cash stock-based compensation expense, research and development expenses for the three month period ended March 31, 2014 amounted to $359,000, an increase of $133,000, or 59%, from $226,000 recorded in the same period in 2013. The increase in 2014 was mainly attributable to higher spending during the quarter on developmental components and materials and higher depreciation expense.

General and administrative expense for the three months ended March 31, 2014 amounted to $328,000 compared to $508,000 for 2013. Non-cash stock-based compensation expense attributable to stock options for the three months ended March 31, 2014 was a credit of $4,000, a decrease of $201,000 from $197,000 for the three months ended March 31, 2013 that primarily resulted from the modification of options for a director who resigned from the board during the first quarter of 2014, as well as the completion of expensing for certain options that had met their vesting milestones. Excluding the non-cash stock-based compensation expense, general and administrative expense for the first quarter of 2014 amounted to $332,000 compared to $311,000 in 2013. The increase of $21,000, or 7%, was primarily related to payroll expense accrual adjustments, offset in part by lower patent costs and professional fees.

The loss from operations for the three month period ended March 31, 2014 was $730,000, compared with a loss from operations in 2013 of $766,000. Other income decreased from $3,000 in 2013 to $0 in 2014, mainly due to lower interest income as a result of lower average cash balances. In conjunction with the issuance of the 25,000,000 shares of Series C-2 Preferred stock in March 2014, we recorded a non-cash beneficial conversion feature of $4,250,000. Preferred stock dividends amounted to $66,000 in each of the first quarters of 2014 and 2013, respectively.

The net loss attributable to common stockholders for the three month period ended March 31, 2014 was $5,046,000 as compared to a net loss for the same period in 2013 of $829,000. The weighted average diluted common shares outstanding amounted to 45,716,000 for each of the three month periods ended March 31, 2014 and 2013. Diluted net loss per common share for the three month periods ended March 31, 2014 and 2013 was $0.11 and $0.02, respectively.

(D) Liquidity and Capital Resources

As of March 31, 2014, cash and cash equivalents totaled $5,432,000, an increase of $4,360,000 from the beginning of the year. During the three months ended March 31, 2014, we used $567,000 of cash in operating activities, down modestly from the $618,000 spent during the same period in 2013. A reported net loss of $730,000 for the first three months of 2014, offset in part mainly by an increase in accounts payable and accrued expenses of $139,000, resulted in cash used in operating activities amounting to $567,000 for the three month period ended March 31, 2014. In 2013, a reported net loss of $763,000, offset in part mainly by $229,000 of non-cash stock-based compensation, resulted in cash used in operating activities of $618,000 for the comparable three month period in 2013.

We used $0 in cash for investing activities in the first three months of 2014, compared with $11,000 in the comparable period in 2013.

During the three month period ended March 31, 2014, we generated a net of $4,927,000 from financing activities, resulting from $4,954,000 in net proceeds raised from the March 2014 private placement, offset in part by payments on outstanding notes payable. During the same three month period in 2013, we used $29,000 for financing activities pertaining to payments on outstanding notes payable.

Current Cash Outlook

For the period from September 1996 (inception) through March 2014, we have accumulated a deficit of $66,666,000. At March 31, 2014, we have stockholders’ equity of $5,572,000, current liabilities of $308,000 and working capital of $5,185,000. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations. Most recently in March 2014, we raised $5,000,000 in gross proceeds through a private placement of a new class of preferred stock. The proceeds from this transaction are being used to support the ongoing development and marketing of our core technologies and product initiatives. Within 180 days of the March 2014 transaction, we intend to raise up to an additional $1,000,000 in a separate private placement or private placements, through the offer and sale of an additional series of preferred stock. There can be no assurance, however, that we will be successful in raising this additional capital on the terms stipulated in the March 2014 transaction.

Presently, we anticipate that our operating cash requirements for the full year of 2014 will be in the range of approximately $2,500,000. In addition, we are expecting to spend approximately $250,000 on capital expenditures for additional in-house testing equipment and computer software and hardware, as well as approximately $100,000 on payments to reduce notes payable balances during the full year of 2014. Management believes that based upon our current cash position and the current outlook for our business operations, we will be able to continue operations through March 31, 2015.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of March 31, 2014, there was $0 accrued interest or penalties related to uncertain tax positions.

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

FASB ASC 505-50, “Equity-Based Payments to Non-Employees,” requires all share-based payments to non-employees, including grants of stock options, to be recognized in the condensed consolidated financial statements as compensation expense generally over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassess the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and we adjust the expense recognized in the consolidated financial statements accordingly.

FASB ASC 718-20 requires that modifications of the terms or conditions of equity awards be treated as an exchange of the original award for a new award.  Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of March 31, 2014, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes to the risk factors facing the Company as disclosed in our Form 10-K for the year ended December 31, 2013.

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

3.1

Certificate of Incorporation, incorporated by reference to Form 10-SB/A , Registration Statement, registering Company’s $0.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

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

3.8

Certificate of Amendment to the Certificate of Incorporation dated March 28, 2014 setting forth terms and conditions of Series C-2 Preferred, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

(4)	Instruments defining the rights of holders including indentures

None.

(10)	Material Contracts

10.1

The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $0.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

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

	10.12	Letter Agreement between Torvec, Inc. and SCIRE Corporation, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 27, 2012.

	10.13	Letter Agreement between Torvec, Inc. and SCIRE Corporation, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 5, 2013.

10.14

Amended and Restated Investors’ Rights Agreement by and between Torvec, Inc., a New York corporation, B. Thomas Golisano, Charles T. Graham, and David Still, dated March 28, 2014, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

	10.15	Securities Purchase Agreement by and among Torvec, Inc., B. Thomas Golisano, and each purchaser listed on the Schedule of Purchasers attached thereto, dated March 28, 2014, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission dated on March 28, 2014.

(11)	Statement re computation of per share earnings (loss)

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

None.

(101)

The following materials from Torvec, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2014 and 2013 and for the period from September 25, 1996 (Inception) through March 31, 2014, (ii) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013, and for the period from September 25, 1996 (Inception) through March 31, 2014 and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORVEC, INC.

Date: May 5, 2014	By: /s/ Richard A. Kaplan
Richard A. Kaplan
Chief Executive Officer

Date: May 5, 2014	By: /s/ Robert W. Fishback
Robert W. Fishback
Chief Financial Officer and Principal Accounting Officer