Form 10-Q
period 2014-06-30
TORVEC INC
filed 2014-08-05
CIK 1063197

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at July 31, 2014
Common Stock, $0.01 par value	45,716,298

TORVEC, INC.

INDEX

PART I – FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TORVEC, INC.

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,790,000	$1,072,000
Accounts receivable	20,000	0
Prepaid expenses and other current assets	41,000	31,000

Total current assets	4,851,000	1,103,000

Property and Equipment:
Office equipment and software	226,000	202,000
Shop equipment	213,000	210,000
Leasehold improvements	253,000	253,000
Transportation equipment	93,000	165,000

	785,000	830,000
Less accumulated depreciation and amortization	466,000	396,000

Net property and equipment	319,000	434,000

Total Assets	$5,170,000	$1,537,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current portion	$10,000	$48,000
Accounts payable	84,000	58,000
Accrued liabilities	74,000	70,000
Deferred revenue	0	20,000

Total current liabilities	168,000	196,000

Notes payable, net of current portion	2,000	6,000

Total Liabilities	170,000	202,000

Commitments and other matters (Note H)	0	0

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 16,250,000 designated as Series C, Voting, convertible, no dividend, shares issued and outstanding at June 30, 2014 and December 31, 2013: 16,250,000 and 16,250,000, respectively	162,000	162,000
b) 25,000,000 designated as Series C-2, Voting, convertible, no dividend, shares issued and outstanding at June 30, 2014 and December 31, 2013: 25,000,000 and 0, respectively	250,000	0
c) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at June 30, 2014 and December 31, 2013: 587,101 and 587,101, respectively	6,000	6,000
d) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at June 30, 2014 and December 31, 2013: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at June 30, 2014 and December 31, 2013: 45,716,298 and 45,716,298, respectively	457,000	457,000
Additional paid-in capital	71,392,000	66,645,000
Deficit accumulated during the development stage	(67,268,000)	(65,936,000)

Total Stockholders' Equity	5,000,000	1,335,000

Total Liabilities and Stockholders' Equity	$5,170,000	$1,537,000

See notes to condensed consolidated financial statements.

TORVEC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Revenue	$49,000	$0	$50,000	$0
Cost of Goods Sold	65,000	0	92,000	0

Gross Margin	(16,000)	0	(42,000)	0

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation expense	301,000	287,000	660,000	513,000
Stock-based compensation expense related to options and warrants	(49,000)	21,000	(32,000)	53,000
Total research and development	252,000	308,000	628,000	566,000
General and administrative:
G&A costs, excluding stock-based compensation expense	275,000	223,000	607,000	534,000
Stock-based compensation expense related to options and warrants	79,000	158,000	75,000	355,000
Total general and administrative	354,000	381,000	682,000	889,000
Asset impairments	0	0	0	0

Total costs and expenses	606,000	689,000	1,310,000	1,455,000

Loss from operations	(622,000)	(689,000)	(1,352,000)	(1,455,000)

Other income	20,000	0	20,000	3,000

Loss before income tax benefits	(602,000)	(689,000)	(1,332,000)	(1,452,000)

Income tax benefits	0	0	0	0

Net Loss	(602,000)	(689,000)	(1,332,000)	(1,452,000)

Preferred stock beneficial conversion feature	0	0	4,250,000	0
Preferred stock dividends	66,000	66,000	132,000	132,000

Net Loss attributable to Torvec, Inc. common stockholders	$(668,000)	$(755,000)	$(5,714,000)	$(1,584,000)

Net Loss per common share attributable to stockholders of Torvec, Inc.:
Basic and Diluted	$(0.01)	$(0.02)	$(0.12)	$(0.03)

Weighted average number of shares of common stock:
Basic and Diluted	45,716,000	45,716,000	45,716,000	45,716,000

See notes to condensed consolidated financial statements.

TORVEC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Cash flows from operating activities:
Net loss	$(1,332,000)	$(1,452,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,000	61,000
Gain on sale / disposition of fixed assets	(12,000)	0
Stock-based compensation related to stock options and warrants	43,000	408,000
Changes in:
Accounts receivable	(20,000)	0
Inventories	0	(13,000)
Prepaid expenses and other current assets	(10,000)	(11,000)
Deferred revenue / liabilities	(20,000)	0
Accrued payroll taxes	(3,000)	(109,000)
Accounts payable and other accrued expenses	33,000	(31,000)

Net cash used in operating activities	(1,236,000)	(1,147,000)

Cash flows from investing activities:
Purchase of property and equipment	(28,000)	(19,000)
Proceeds from sale of fixed assets	70,000	0

Net cash provided by (used in) investing activities	42,000	(19,000)

Cash flows from financing activities:
Net proceeds from sales of preferred stock	4,954,000	0
Repayments of notes payable	(42,000)	(58,000)

Net cash provided by (used in) financing activities	4,912,000	(58,000)

Net increase (decrease) in cash and cash equivalents	3,718,000	(1,224,000)

Cash and cash equivalents at beginning of period	1,072,000	3,549,000

Cash and cash equivalents at end of period	$4,790,000	$2,325,000

Supplemental Disclosures:
Interest paid	1,000	0
Income taxes paid	0	2,000

See notes to condensed consolidated financial statements.

TORVEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY AND BASIS OF PRESENTATION

The interim information contained herein with respect to the three and six month periods ended June 30, 2014 and 2013 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and six month periods ended June 30, 2014 and 2013. The results are not necessarily indicative of results to be expected for the entire year. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the Company acquired numerous patents, inventions and know-how created by Vernon E. Gleasman and his sons, James and Keith Gleasman, a family with more than fifty years of experience in the automotive industry. Since its inception, the Company has endeavored to design, develop, build and commercialize its technology portfolio. The Company currently is focusing its commercialization strategies on the following technologies: the Torvec Hydraulic Pump and the IsoTorque® differential.

As used in this quarterly report, unless otherwise indicated, the terms “we”, “our”, “us” and “the Company” refer to Torvec, Inc.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at June 30, 2014 and December 31, 2013). As of June 30, 2014, each of the subsidiaries is non-operational. We are intending to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  There was $0 allowance for doubtful accounts as of June 30, 2014 and December 31, 2013, as determined by management.

Inventories: Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. There was a $24,000 and $26,000 provision for excess, obsolete or slow-moving inventory as of June 30, 2014 and December 31, 2013, respectively, as determined by management.

Property and Equipment: Property and equipment are stated at cost. Estimated useful lives are as follows:

Office Equipment and Software (years)	3	–	7
Leasehold Improvements		Lesser of useful life or lease term
Shop Equipment (years)		7
Transportation Equipment (years)	5	–	7

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and amortization expense for the three month periods ended June 30, 2014 and 2013 amounted to $42,000 and $29,000, respectively. Depreciation and amortization expense for the six month periods ended June 30, 2014 and 2013 amounted to $85,000 and $61,000, respectively.

Whenever events or circumstances indicate, our long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment. During the three and six month periods ended June 30, 2014 and 2013, we recorded $0 in impairment charges.

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

The FASB’s (Financial Accounting Standards Board) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at June 30, 2014 and December 31, 2013. The carrying amount of cash, accounts receivable, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

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

During the first quarter of 2013, we entered into a prototype development agreement with a Chinese automotive manufacturer to design, develop and manufacture an IsoTorque® differential for a specific vehicle application. Essentially, there is one performance milestone associated with the agreement, which is the delivery of our IsoTorque prototypes to the customer that they can test and evaluate. In total, the customer will pay us approximately $39,000 in two installments. We deferred the recognition of revenue and related expenses pertaining to this development agreement until we achieved the delivery milestone. In April 2014, we completed the delivery of the prototypes fulfilling our performance obligations under this agreement, and have recognized revenue and related expenses, accordingly during the second quarter of 2014.

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of acquired technology. Depreciation expense for the three month periods ended June 30, 2014 and 2013 that was charged to research and development was $24,000 and $10,000, respectively. Depreciation expense for the six month periods ended June 30, 2014 and 2013 that was charged to research and development was $48,000 and $20,000, respectively.

Patent costs for the three month periods ended June 30, 2014 and 2013 amounted to $15,000 and $29,000, respectively, and are included in general and administrative expenses. Patent costs for the six month periods ended June 30, 2014 and 2013 amounted to $47,000 and $74,000, respectively, and are included in general and administrative expenses.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of June 30, 2014, there was $0 accrued interest or penalties related to uncertain tax positions. The tax years 2010 through 2013 remain open to examination by the federal and state tax jurisdictions to which we are subject. In addition, our 2009 tax year was examined by the Internal Revenue Service resulting in an inconclusive adjustment due to the expiration of the statute of limitations. The Internal Revenue Service will conclude on any adjustments during its current audit of the 2012 tax year which began during the second quarter of 2014.

Loss per Common Share: FASB’s ASC 260-10 (previously known as FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At June 30, 2014 and 2013, we excluded 53,622,743 and 29,074,764 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at June 30, 2014 and 2013 as the conditions for their vesting are not time-based.

Recent Accounting Pronouncements: In June 2014, the FASB issued ASU 2014-10, ”Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU amends FASB ASC Topic 915, Development Stage Entities, to remove all incremental financial reporting requirements for development stage entities, thereby improving financial reporting by reducing the cost and complexity associated with providing that information. The amendments in this ASU also eliminate an exception provided to development stage entities in FASB ASC 810 for determining whether an entity is a variable interest entity (VIE) on the basis of the amount of investment equity that is at risk. The amendments in this ASU remove the definition of development stage entity from the FASB ASC Master Glossary, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (i) present inception-to-date information on the statements of income, cash flows, and shareholder equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in FASB ASC 275, Risks and Uncertainties, is applicable to entities that have not yet commenced planned principal operations. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of FASB ASC 915 should be applied retrospectively, except for the clarification to FASB ASC 275, which should be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Earlier implementation is allowed for any period where the reporting entity’s annual or interim financial statements have not yet been made available for issuance. Management elected to adopt this standard during the quarter ended June 30, 2014. The early adoption of this standard in the second quarter of 2014 resulted in the elimination of various disclosures previously required but did not have a material impact on the Company’s consolidated financial position and results of operations.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard in the first quarter of 2014 did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, ”Revenue from Contracts with Customers”, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

[2] On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. During each of the three and six month periods ended June 30, 2014 and 2013, we recorded an expense of $0 for services rendered in relation to this agreement.

[3] Effective on March 27, 2012, we hired a new chief technology officer. Prior to joining the Company, he had provided us with consulting services through his firm, KBE+, Inc., a group of consulting engineers engaged in the design and development of gear trains and power transmission devices, and of which he was the principal engineer and president.

On April 30, 2012, we purchased various test equipment, office furniture, and supplies from KBE+, Inc. for a total of $162,500. We entered into a financing agreement with KBE+, Inc., whereby we paid KBE+, Inc. over 24 months in equal monthly installments of approximately $6,800, beginning on May 1, 2012. Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000. During the second quarter of 2014, the note was fully paid. Interest expense pertaining to this note amounted to approximately $0 and $1,000 for the three month periods ended June 30, 2014 and 2013, respectively. Interest expense pertaining to this note amounted to approximately $0 and $2,000 for the six month periods ended June 30, 2014 and 2013, respectively.

In May 2012, we purchased certain additional testing tools and supplies from KBE+, Inc. for approximately $5,700. The outstanding payable to KBE+, Inc. related to this purchase was fully paid during the quarter ended June 30, 2013.

[4] Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The consulting agreement provided for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting, plus travel costs. On December 4, 2013, we extended this consulting agreement for another year through December 31, 2014, providing for a guaranteed minimum of $2,000 per month, based on 16 hours of consulting, plus travel costs. Additional hours above this minimum in 2014 will be billed at a rate of $125 per hour. During the three month periods ended June 30, 2014 and 2013, we recorded an expense of approximately $7,000 and $13,000, respectively, for consulting services and travel costs related to this agreement. During the six month periods ended June 30, 2014 and 2013, we recorded an expense of approximately $14,000 and $25,000, respectively, for consulting services and travel costs related to this agreement.

[5] During the first six months of 2014, we sold a limited number of IsoTorque differentials into the aftermarket to Model C-5 Corvette enthusiasts. A majority of these sales, amounting to approximately $9,000, were made to one of our board members at a discount to stated list price.

NOTE D — INVENTORIES

At June 30, 2014 and December 31, 2013, the composition of inventories was:

	June 30,	December 31,
	2014	2013

Raw Materials	$24,000	$26,000
Finished Goods	0	0
Total Inventories	24,000	26,000
Reserve for Excess / Obsolete Inventory	(24,000)	(26,000)
Inventories, Net	$0	$0

NOTE E — ACCRUED LIABILITIES

At June 30, 2014 and December 31, 2013, accrued liabilities consist of the following:

	June 30,	December 31,
	2014	2013
Accrued Compensation	$47,000	$53,000
Accrued Payroll Taxes Payable	3,000	7,000
Accrued Legal	3,000	8,000
Other	21,000	2,000
	$74,000	$70,000

NOTE F — NOTES PAYABLE

As of June 30, 2014 and December 31, 2013, notes payable consists of the following:

	June 30,	December 31,
	2014	2013
Copy Machine (1)	$3,000	$3,000
Engineering Design Software (2)	2,000	14,000
Test Equipment and Supplies (3)	0	27,000
Automobile (4)	7,000	10,000
	$12,000	$54,000

(1)	In November 2010, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout. The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170 with an implicit interest rate of approximately 5.3%. At December 31, 2013, the outstanding balance on this note was approximately $3,000, of which $2,000 was classified as a non-current liability. At June 30, 2014, the outstanding balance on this note was approximately $3,000, of which $1,000 was classified as a non-current liability.

(2)

In August 2011, we financed the purchase of engineering design software, along with a one-year maintenance agreement, through a three year loan maturing in August 2014, and collateralized by the software. The total cost of the software and the maintenance agreement was approximately $64,800. The monthly payments are approximately $2,100 per month with an implicit interest rate of approximately 9.6%. At December 31, 2013, the outstanding balance on this note was approximately $14,000, which was classified as a current liability. At June 30, 2014, the outstanding balance on this note was approximately $2,000, which was classified as a current liability.

(3)

In April 2012, we financed the purchase of various test equipment, office furniture, and supplies from KBE+, Inc. (of which our former chief technology officer is an officer) through a 24 month promissory note for a total amount to be paid of $162,500. Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000. The monthly payments are approximately $6,800 per month. At December 31, 2013, the outstanding balance on this related party note was approximately $27,000, which was classified as a current liability. During the second quarter of 2014, this note was fully paid.

(4)

In August 2012, we purchased an automobile for $16,600, a vehicle that we had previously been leasing. We financed this purchase with a 36- month promissory note. The interest rate on the loan is approximately 10%, and the payments are approximately $540 per month. At December 31, 2013, the outstanding balance on this note was approximately $10,000, of which $4,000 was classified as a non-current liability. At June 30, 2014, the outstanding balance on this note was approximately $7,000, of which $1,000 was classified as a non-current liability.

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

No Class A Preferred shares were sold during the six month period ended June 30, 2014 and the year ended December 31, 2013. There were 0 Class A Preferred shares converted in each of the six month periods ended June 30, 2014 and 2013. For each of the three and six month periods ended June 30, 2014 and 2013, we settled 0 Class A Preferred dividends.

At June 30, 2014, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $2,134,000 at June 30, 2014, of which $115,000 was accrued during the six month period ended June 30, 2014.

In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $2,134,000 and $2,019,000 at June 30, 2014 and December 31, 2013, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred shares at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

(b)	Class B Preferred Stock

No Class B Preferred shares were sold during the six month period ended June 30, 2014 and the year ended December 31, 2013.

No Class B Preferred shares were issued to converting Class B Preferred shareholders as a dividend during the six month period ended June 30, 2014 and the year ended December 31, 2013. Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. During the six month periods ended June 30, 2014 and 2013, we settled 0 Class B Preferred dividends.

At June 30, 2014, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $302,000, of which $17,000 was accrued during the six month period ended June 30, 2014. In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred and our Class A Preferred, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $302,000 and $285,000 at June 30, 2014 and December 31, 2013, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

(c)	Series C Preferred Stock

For the six month period ended June 30, 2014 and for the year ended December 31, 2013, Series C Preferred shareholders converted 0 shares of Series C Preferred into common stock. At June 30, 2014, there were 16,250,000 shares of Series C Preferred stock outstanding. The value of the Series C Preferred shareholders’ liquidation preference was $6,500,000 at June 30, 2014.

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

Pursuant to the transaction, we must within 180 days, use commercially reasonable efforts to raise $1,000,000, in a separate private placement or private placements, through the offer and sale of an additional Series C-3 Voting Convertible Preferred Stock, par value $0.01 per share (the “Series C-3 Preferred Shares”). The Series C-3 Preferred Shares, if and when created, will rank pari passu with the existing Series C Voting Convertible Preferred Shares and the Series C-2 Preferred Shares, and have a senior preference in liquidation or deemed liquidation over the Company’s outstanding shares of common stock, and Class A and Class B Preferred stock. The Series C-3 Preferred Shares would be convertible on a one-to-one basis into shares of common stock (subject to adjustment) without payment of any additional consideration. The Series C-3 Preferred Shares would not be entitled to preferred dividends, but similar to the Series C-2 Preferred Shares, would be entitled to participate, on an as converted basis, with shares of common stock in dividends and distributions on liquidation after all preferred shares have received payment in full of any preferred dividends or liquidation preferences, have such other customary rights, privileges, preferences and limitations. The pricing of the Series C-3 Preferred Shares will be determined by the Board of Directors prior to the initial closing of the sale of those shares.

We plan to conduct the sale of the Series C-3 Preferred Shares sometime in the near future. The Series C-2 Preferred Shares, and the Series C-3 Preferred Shares to be sold, will not be and have not been registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that we will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for our plans.

In conjunction with the issuance of the 25,000,000 shares of Series C-2 Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature was approximately $4,250,000, which was recorded in the first quarter of 2014 and is reflected in our condensed consolidated statements of operations for the six month period ended June 30, 2014 as an adjustment to arrive at the net loss attributable to common stockholders.

For the six month period ended June 30, 2014, Series C-2 Preferred shareholders converted 0 shares of Series C-2 Preferred into common stock. At June 30, 2014, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at June 30, 2014.

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

During the three and six month periods ended June 30, 2013, 50,000 options expired under the 1998 Plan. As of June 30, 2014, there were 100,000 outstanding stock options under the 1998 Plan, all of which were fully vested. As of June 30, 2014, we had $0 unrecognized stock compensation related to unvested awards under the 1998 Plan.

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

Effective January 22, 2014, General Wesley K. Clark, one of our board members, tendered his resignation as a voting member of the Company’s board of directors due to personal reasons. In order to continue to support the Company, Gen. Clark agreed to accept a role as a non-voting special advisor to the board. In connection with this event, the board approved a modification to Gen. Clark’s stock option agreement for 250,000 options (as initially granted on January 28, 2011 and subsequently amended on March 20, 2012), to allow for his stock options to remain intact in his new role as special advisor to the board. As of January 22, 2014, Gen. Clark is considered a non-employee for purposes of determining expense associated with stock compensation, and as such the expense reflected on our condensed consolidated statement of operations will fluctuate based on fair value in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees.” During the first quarter of 2014, we recognized a credit adjustment to expense of approximately $109,000 as a result of the impact from this modification. Fair value is determined based on updated valuation assumptions for the options using the Black-Scholes valuation model as of the applicable measurement date. The period over which the remaining amount of unrecognized expense of approximately $5,000 as of June 30, 2014 will be recognized will be related to Gen. Clark’s requisite service period for the unvested tranches of the options, which is concurrent with the vesting dates of the remaining unvested tranches of the options.

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

During the first six months of 2014, we granted incentive stock options to existing employees to acquire 10,500 common shares at a weighted average exercise price of $0.40 per share, exercisable for 10 years. The options vest in four tranches of 25% of the total granted shares on each of the four annual anniversary dates from the initial dates of grant.

In June 2014, 125,000 options expired due to the departure of our former chief technology officer. This resulted in a credit of $58,000 in non-cash stock-based compensation expense in the condensed consolidated statement of operations due to a reversal of expense that had accumulated over the vesting period of the applicable tranches for the unvested options.

During the three month period ended June 30, 2014, we granted 10,000 stock options under the 2011 Plan, 250 options became vested, 125,000 options were forfeited, and 0 options were exercised. During the three month period ended June 30, 2013, we granted 0 stock options under the 2011 Plan, 250 options became vested, and 0 options expired or were exercised. During the six month period ended June 30, 2014, we granted 10,500 stock options under the 2011 Plan, 125,500 options became vested, 125,000 options were forfeited, and 0 options were exercised. During the six month period ended June 30, 2013, we granted 0 stock options under the 2011 Plan, 125,500 options became vested, and 0 options expired or were exercised. As of June 30, 2014, there were 1,192,500 stock options outstanding under the 2011 Plan, 671,246 of which were vested. At June 30, 2014, there were 1,807,500 options remaining available for future grant under the 2011 Plan.

(c)	Non-Plan Options

As of June 30, 2014, there were a total of 7,063,336 non-plan options outstanding, of which 4,575,836 were fully vested. During each of the three month periods ended June 30, 2014 and 2013, we granted 0 non-plan stock options, 0 options became vested, and 0 options were exercised or cancelled. During each of the six month periods ended June 30, 2014 and 2013, we granted 0 non-plan stock options, 337,500 options became vested, and 0 options were exercised or cancelled.

(d)	Summary

For the three month periods ended June 30, 2014 and 2013, compensation cost related to all stock options amounted to $30,000 and $179,000, respectively. For the six month periods ended June 30, 2014 and 2013, compensation cost related to all stock options amounted to $43,000 and $408,000, respectively. As of June 30, 2014, there was approximately $366,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over the next 3.8 years, of which approximately $6,000 is subject to non-employee mark-to-market adjustments.

During the three month period ended June 30, 2014, we granted 10,000 stock options with a weighted average grant-date fair value of $0.37. During the six month period ended June 30, 2014, we granted 10,500 stock options with a weighted average grant date fair value of $0.37. During the three and six month periods ended June 30, 2013, we granted 0 stock options. The total grant date fair value of all stock options vested during each of the three month periods ended June 30, 2014 and 2013 was approximately $0. The total grant date fair value of all stock options vested during the six month periods ended June 30, 2014 and 2013 was approximately $688,000 and $680,000, respectively.

The fair value of each option granted during the six month period ended June 30, 2014 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions (no options were granted during the six month period ended June 30, 2013):

2014
Expected Term (years)	6.3
Expected forfeiture rate	0%
Risk-free rate	2.1%
Volatility	135.1%
Dividend yield	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected term was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the three month period ended June 30, 2014:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Shares		Price	Term (years)	Value
Outstanding at January 1, 2014	8,470,336	(A)	$0.69
Granted	10,500		0.40
Exercised	0		0
Canceled or expired	(125,000)		0.82

Outstanding at June 30, 2014	8,355,836	(A)	$0.69	6.4	$0

Exercisable at June 30, 2014	5,347,082		$0.81	6.2	$0

Note (A) – Figures include the impact of 405,000 options that were granted in 2011 to replace options / warrants previously granted to certain engineering personnel. The previously issued options / warrants will expire as the newer options vest on a one-to-one basis. During the fourth quarter of 2012, 134,998 of these options vested, and 98,332 previously issued options and 36,666 previously issued warrants were cancelled concurrently in conjunction with the vesting of the 2011. Again during 2013, 134,998 of these options vested, and 98,332 previously issued options and 36,666 previously issued warrants were cancelled concurrently in conjunction with the vesting of the 2011 options. As of June 30, 2014, there are 135,004 of the 2011 options remaining to vest.

As of June 30, 2014, the exercise prices of all outstanding stock options, as well as all vested stock options, ranged from $0.34 per share to $5.00 per share.

[3] Warrants

The following summarizes the activity of our outstanding warrants for the six month period ended June 30, 2014:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term (years)		Value
Outstanding at January 1, 2014	3,393,418	$2.06	(A)
Granted	0	0
Exercised	0	0
Canceled or expired	0	0

Outstanding at June 30, 2014	3,393,418	$2.06	(A)	6.1	(B)	$96,000

Exercisable at June 30, 2014	2,768,418	$2.63		6.1	(C)	$96,000

(A)	The weighted average exercise price for warrants outstanding as of January 1, 2014 and June 30, 2014 excludes 1,750,000 warrants with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of June 30, 2014 excludes 763,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of June 30, 2014 excludes 138,500 warrants with no expiration date.

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

Rent expense for each of the three month periods ended June 30, 2014 and 2013 was approximately $17,000. Rent expense for each of the six month periods ended June 30, 2014 and 2013 was approximately $34,000. Rent payments required under the amended lease for the full years ending December 31, 2014 and 2015, excluding consideration for any renewal option periods, amount to approximately $68,000 and $28,000, respectively.

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

[3] Consulting Agreements

Effective July 1, 2010, and then as modified on March 31, 2011, we entered into an agreement to pay a consultant a commission equal to 4% of the value received by us from third parties introduced by or through the auspices of the consultant. This agreement is in effect through January 1, 2017. No commissions have been paid or accrued for each of the six month periods ended June 30, 2014 and 2013.

On December 13, 2010, we executed a three-year consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. In December 2013, the agreement was automatically renewed for an additional three years through December 13, 2016. During each of the six month periods ended June 30, 2014 and 2013, we recorded an expense of $0 for consulting services under the agreement.

Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The consulting agreement provided for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting, plus travel costs. On December 4, 2013, we extended this consulting agreement for another year through December 31, 2014, providing for a guaranteed minimum of $2,000 per month, based on 16 hours of consulting, plus travel costs. Additional hours above this minimum in 2014 will be billed at a rate of $125 per hour. During the three month periods ended June 30, 2014 and 2013, we recorded an expense of approximately $7,000 and $13,000, respectively, for consulting services and travel costs related to this agreement. During the six month periods ended June 30, 2014 and 2013, we recorded an expense of approximately $14,000 and $25,000, respectively, for consulting services and travel costs related to this agreement.

[4] Prototype Development Agreement

In January 2013, we entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd. (“BAIC”). Under the agreement, BAIC will pay us to manufacture a number of prototypes of our IsoTorque® differential for one of BAIC’s anticipated future car models. We will supply BAIC with these prototypes for its evaluation and testing. During the third quarter of 2013, we received an initial cash deposit of approximately $20,000 along with initial documentation and hardware. The total value of this development project is approximately $39,000 with a timetable for completion of our work of 25 weeks from the date we received all items specified from BAIC. Since there essentially is one performance milestone associated with this agreement, we deferred the recognition of revenue and related expenses on this project until we had delivered the prototype units at the completion of the current development agreement. In April 2014, we completed our performance obligations under the agreement. During the second quarter of 2014, we recorded approximately $39,000 in revenue associated with this agreement, along with related expenses of approximately $50,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A) General

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

The basic elements of our operating plan for the next 12 months are as follows:

1)	To engage in the activity of developing a wholly unique hydraulic pump and motor technology to revolutionize the fluid power industry; and

2)

To have our pump technology ready for independent testing in the fourth quarter of 2014 and to manufacture a preproduction fixed displacement pump prototype in the first quarter of 2015. In addition, we intend to develop designs for a variable displacement pump and to manufacture a preproduction variable displacement pump prototype in the second or third quarter of 2015; and

3)

To continue our durability evaluation of our IsoTorque differential technology, focusing upon ¾ and 1 ton pickup trucks and eventually front wheel drive vehicles, and our potential relationship with BAIC (China); and

4)

To continue our evaluation of a potential new technology, including all necessary and / or appropriate due diligence and research in order to determine the product’s feasibility, marketability, and profitability.

(B) Current Status of Business Plan and Ongoing Projects

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

Based on sophisticated computer modeling of our pump attributes, we are very optimistic about the qualities that our pump design has relative to conventional pumps currently in the marketplace. Because we have reached a significant milestone in our testing, we are now in the process of designing changes to enhance the overall performance even further. We will need a limited number of further design iterations before we begin marketing this technology to potential customers. We are planning to have our pump technology ready for independent testing in the fourth quarter of 2014 and if this this testing proves to be successful, we intend to manufacture a preproduction fixed displacement pump prototype in the first quarter of 2015. In addition, we intend to develop designs for a variable displacement pump and to manufacture a preproduction variable displacement pump prototype in the second or third quarter of 2015. We have filed a provisional patent for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process. Although there is much to be done, we are extremely encouraged by our recent proof of concept testing. While we are optimistic about our progress, we realize that we have not achieved success…..yet.

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

IsoTorque Differential –

We have conceptualized our IsoTorque differential technology for installation into a majority of automotive vehicles worldwide. However, due to such constraints as vehicle and axle size, vehicle weight, type of lubrication, torque and impact loading requirements, and vehicle use, each vehicle platform application requires us to design, develop and test our differential for each such platform’s specifications.

During 2012 and 2013, we focused our IsoTorque differential development efforts on a rear-wheel drive differential for two model platforms (for certain Corvette and Camaro models) that can be marketed and sold initially into the aftermarket. During the fourth quarter of 2012, the test results of our design were still not satisfactory to us, so we determined that we needed to make further design modifications to improve the IsoTorque’s high-impact durability. We decided not to begin to ship our differentials until we are completely satisfied with the product. In mid-2013, we conducted an updated analysis of the market opportunities for the IsoTorque, and we decided to postpone development activities on the IsoTorque for the Camaro vehicle platform for the time being, as we believe there are better opportunities with other vehicles. During the third quarter of 2013, we continued to work on improving the product’s durability in order to minimize any limitations in its use with customers. As a result, we have made some additional modifications to the Corvette differential design to provide incremental strength to the product under abusive conditions. In the first quarter of 2014, we assembled a small number of units for a limited release of this product, which we shipped to customers during March and April of 2014. Based on the customer feedback that we receive from this limited release, we will review our marketing plans.

At this juncture, we are continuing to evaluate the durability features of our IsoTorque differential technology, and based upon the results of such evaluation, to explore the feasibility of designing and building prototypes of our IsoTorque differential for the ¾ and 1 ton pickup truck markets and at a later date, front wheel drive vehicles.

In addition, we are continuing to explore a potential relationship with the Chinese automotive manufacturer BAIC Motor Co., Ltd. (“BAIC”). In January 2013, we entered into a development agreement with BAIC and in April 2014, we delivered two prototype differentials to BAIC for evaluation and testing. The total value of this development project to us was approximately $39,000, of which we have received approximately $20,000 through June 30, 2014. In April 2014, our former chief technology officer revisited BAIC to assist that company in its evaluation of our differential prototypes. We await a decision from BAIC as to whether they desire to move forward on this project.

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

(C) Company Revenue and Expenses

Three Month Periods Ended June 30, 2014 and 2013

Revenue for the three month period ended June 30, 2014 amounted to $49,000, primarily from the completion of our development agreement with BAIC, as well as from the sale of limited quantities of IsoTorque differentials into the aftermarket specific for the model C-5 Corvette platform. Cost of goods sold for the three month period ended June 30, 2014 amounted to $65,000, and gross margin for the period was a negative $16,000. The negative gross margin resulted mainly from development costs for the BAIC project that were not fully offset by the proceeds from the development agreement. There was no revenue or cost of goods sold reflected in the three month period ended June 30, 2013.

Research and development expenses for the three months ended June 30, 2014 amounted to $252,000 as compared to $308,000 for the comparable period in 2013. Non-cash stock-based compensation expense attributable to stock options for the three months ended June 30, 2014 was a credit of $49,000 due primarily to a reversal of expense associated with the termination of unvested options during the quarter pertaining to the departure of our chief technology officer, compared with an expense of $21,000 for the three months ended June 30, 2013. Excluding the non-cash stock-based compensation expense, research and development expenses for the three month period ended June 30, 2014 amounted to $301,000, an increase of $14,000, or 5%, from $287,000 recorded in the same period in 2013. The increase in 2014 was mainly attributable to higher wages, travel costs and depreciation expense.

In June 2014, Dr. William Mark McVea left the Company in his position as our chief technology officer for personal reasons. Because his value is in the IsoTorque and gear technology, we have entered into a consulting agreement with him to develop a viable differential, initially focusing on ¾ and 1 ton pickup trucks. His position will not be filled for now.

General and administrative expense for the three months ended June 30, 2014 amounted to $354,000 compared to $381,000 for 2013. Non-cash stock-based compensation expense attributable to stock options for the three months ended June 30, 2014 was $79,000, a decrease of $79,000 from $158,000 for the three months ended June 30, 2013 that primarily resulted from the completion of expensing for certain options that had met their vesting milestones. Excluding the non-cash stock-based compensation expense, general and administrative expense for the second quarter of 2014 amounted to $275,000 compared to $223,000 in 2013. The increase of $52,000, or 23%, was primarily related to non-cash payroll expense accrual adjustments that were credits to expense in 2013.

The loss from operations for the three month period ended June 30, 2014 was $622,000, compared with a loss from operations in 2013 of $689,000. Other income was $20,000 for the second quarter of 2014 compared with $0 in 2013, the increase mainly resulting from gains on the sale of two test vehicles that we disposed of during the quarter, as well as higher interest income as a result of higher average cash balances. Preferred stock dividends amounted to $66,000 in each of the second quarters of 2014 and 2013, respectively.

The net loss attributable to common stockholders for the three month period ended June 30, 2014 was $668,000 as compared to a net loss for the same period in 2013 of $755,000. The weighted average diluted common shares outstanding amounted to 45,716,000 for each of the three month periods ended June 30, 2014 and 2013. Diluted net loss per common share for the three month periods ended June 30, 2014 and 2013 was $0.01 and $0.02, respectively.

Six Month Periods Ended June 30, 2014 and 2013

Revenue for the six month period ended June 30, 2014 amounted to $50,000, primarily from the completion of our development agreement with BAIC, as well as from the sale of limited quantities of IsoTorque differentials into the aftermarket specific for the model C-5 Corvette platform. Cost of goods sold for the six month period ended June 30, 2014 amounted to $92,000, and gross margin for the period was a negative $42,000. The negative gross margin resulted mainly from initially high material costs for the differentials due to very low production quantities, in addition to development costs for the BAIC project that were not fully offset by the proceeds from the development agreement. There was no revenue or cost of goods sold reflected in the six month period ended June 30, 2013.

Research and development expenses for the six months ended June 30, 2014 amounted to $628,000 as compared to $566,000 for the comparable period in 2013. Non-cash stock-based compensation expense attributable to stock options for the six months ended June 30, 2014 was a credit of $32,000 due primarily to a reversal of expense associated with the termination of unvested options during the second quarter pertaining to the departure of our chief technology officer, compared with an expense of $53,000 for the six months ended June 30, 2013. Excluding the non-cash stock-based compensation expense, research and development expenses for the six month period ended June 30, 2014 amounted to $660,000, an increase of $147,000, or 29%, from $513,000 recorded in the same period in 2013. The increase in 2014 was mainly attributable to higher spending on developmental components and materials, higher wages, travel costs and depreciation expense.

General and administrative expense for the six months ended June 30, 2014 amounted to $682,000 compared to $889,000 for 2013. Non-cash stock-based compensation expense attributable to stock options for the six months ended June 30, 2014 was $75,000, a decrease of $280,000 from $355,000 for the six months ended June 30, 2013 that primarily resulted from the modification of options for a director who resigned from the board during the first quarter of 2014, as well as the completion of expensing for certain options that had met their vesting milestones. Excluding the non-cash stock-based compensation expense, general and administrative expense for the first six months of 2014 amounted to $607,000 compared to $534,000 in 2013. The increase of $73,000, or 14%, was primarily related to non-cash payroll expense accrual adjustments that were credits to expense in 2013, offset in part by lower patent costs and professional fees.

The loss from operations for the six month period ended June 30, 2014 was $1,352,000, compared with a loss from operations in 2013 of $1,455,000. Other income increased from $3,000 in 2013 to $20,000 in 2014, mainly resulting from gains on the sale of two test vehicles that we disposed of during the second quarter, as well as higher interest income as a result of higher average cash balances. In conjunction with the issuance of the 25,000,000 shares of Series C-2 Preferred stock in March 2014, we recorded a non-cash beneficial conversion feature of $4,250,000. Preferred stock dividends amounted to $132,000 in each of the first six month periods of 2014 and 2013, respectively.

The net loss attributable to common stockholders for the six month period ended June 30, 2014 was $5,714,000 as compared to a net loss for the same period in 2013 of $1,584,000. The weighted average diluted common shares outstanding amounted to 45,716,000 for each of the six month periods ended June 30, 2014 and 2013. Diluted net loss per common share for the six month periods ended June 30, 2014 and 2013 was $0.12 and $0.03, respectively.

(D) Liquidity and Capital Resources

As of June 30, 2014, cash and cash equivalents totaled $4,790,000, an increase of 3,718,000 from the beginning of the year. During the six months ended June 30, 2014, we used $1,236,000 of cash in operating activities, an increase of $89,000 from the $1,147,000 spent during the same period in 2013. A reported net loss of $1,332,000 for the first six months of 2014, offset in part mainly by depreciation and non-cash stock-based compensation expense, resulted in cash used in operating activities amounting to $1,236,000 for the six month period ended June 30, 2014. In 2013, a reported net loss of $1,452,000 for the first six months of 2013, offset in part mainly by non-cash stock-based compensation of $408,000, resulted in cash used in operating activities amounting to $1,147,000 for the six month period ended June 30, 2013.

We generated $42,000 in cash from investing activities in the first six months of 2014 mainly related to proceeds from the sale of two test vehicles, offset in part by cash used for the purchase of computer software, compared with $19,000 in the comparable period in 2013.

During the six month period ended June 30, 2014, we generated a net of $4,912,000 from financing activities, resulting from $4,954,000 in net proceeds raised from the March 2014 private placement, offset in part by payments on outstanding notes payable. During the same six month period in 2013, we used $58,000 for financing activities pertaining to payments on outstanding notes payable.

Current Cash Outlook

At June 30, 2014, we have stockholders’ equity of $5,000,000, current liabilities of $168,000 and working capital of $4,683,000. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations. Most recently in March 2014, we raised $5,000,000 in gross proceeds through a private placement of a new class of preferred stock. The proceeds from this transaction are being used to support the ongoing development and marketing of our core technologies and product initiatives. Within 180 days of the March 2014 transaction, we intend to raise up to an additional $1,000,000 in a separate private placement or private placements, through the offer and sale of an additional series of preferred stock. There can be no assurance, however, that we will be successful in raising this additional capital on the terms stipulated in the March 2014 transaction.

Presently, we anticipate that our operating cash requirements for the full year of 2014 will be in the range of approximately $2,400,000. In addition, we are expecting to spend approximately $100,000 on capital expenditures for additional in-house testing equipment and computer software and hardware, as well as approximately $100,000 on payments to reduce notes payable balances during the full year of 2014. Management believes that based upon our current cash position and the current outlook for our business operations, we will be able to continue operations through June 30, 2015.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of June 30, 2014, there was $0 accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of June 30, 2014, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(15)	Letter re: unaudited interim financial information

None.

(18)	Letter re change in accounting principles

None.

(19)	Report furnished to security holders

None.

(22)	Published report regarding matters submitted to vote of security holders

None.

(23)	Consents of experts and counsel

None.

(23.1)	Registered independent accounting firm consent

None.

(24)	Power of attorney

None.

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications – CEO

(31.2)	Rule 13(a)-14(d)/15(d)-14(d) Certifications – CFO

(32)	Section 1350 Certifications

(99)	Additional exhibits

None.

(100)	XBRL-related documents

None.

(101)	The following materials from Torvec, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2014 and 2013 and (iv) Notes to Condensed Consolidated Financial Statements.*

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

TORVEC, INC.

Date: August 5, 2014	By: /s/ Richard A. Kaplan
Richard A. Kaplan
Chief Executive Officer

Date: August 5, 2014	By: /s/ Robert W. Fishback
Robert W. Fishback
Chief Financial Officer and Principal Accounting Officer