Form 10-Q
period 2014-09-30
TORVEC INC
filed 2014-11-04
CIK 1063197

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at October 31, 2014
Common Stock, $0.01 par value	45,716,298

TORVEC, INC.

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	3

	Condensed Consolidated Statements of Operations – Three and Nine Month Periods Ended September 30, 2014 and 2013 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows –Nine Month Periods Ended September 30, 2014 and 2013 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURE PAGE		30

EXHIBITS		31

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TORVEC, INC.

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,255,000	$1,072,000
Accounts receivable	20,000	0
Prepaid expenses and other current assets	57,000	31,000

Total current assets	4,332,000	1,103,000

Property and Equipment:
Office equipment and software	239,000	202,000
Shop equipment	213,000	210,000
Leasehold improvements	253,000	253,000
Transportation equipment	93,000	165,000
Construction in progress	2,000	0

	800,000	830,000
Less accumulated depreciation and amortization	506,000	396,000

Net property and equipment	294,000	434,000

Total Assets	$4,626,000	$1,537,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current portion	$8,000	$48,000
Accounts payable	92,000	58,000
Accrued liabilities	50,000	70,000
Deferred revenue	0	20,000

Total current liabilities	150,000	196,000

Notes payable, net of current portion	0	6,000

Total Liabilities	150,000	202,000

Commitments and other matters (Note H)	0	0

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 16,250,000 designated as Series C, Voting, convertible, no dividend, shares issued and outstanding at September 30, 2014 and December 31, 2013: 16,250,000 and 16,250,000, respectively	162,000	162,000
b) 25,000,000 designated as Series C-2, Voting, convertible, no dividend, shares issued and outstanding at September 30, 2014 and December 31, 2013: 25,000,000 and 0, respectively	250,000	0
c) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at September 30, 2014 and December 31, 2013: 587,101 and 587,101, respectively	6,000	6,000
d) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at September 30, 2014 and December 31, 2013: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at September 30, 2014 and December 31, 2013: 45,716,298 and 45,716,298, respectively	457,000	457,000
Additional paid-in capital	71,482,000	66,645,000
Accumulated Deficit	(67,882,000)	(65,936,000)

Total Stockholders' Equity	4,476,000	1,335,000

Total Liabilities and Stockholders' Equity	$4,626,000	$1,537,000

See notes to condensed consolidated financial statements.

TORVEC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Revenue	$0	$0	$50,000	$0
Cost of Goods Sold	0	0	92,000	0

Gross Margin	0	0	(42,000)	0

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation expense	262,000	287,000	922,000	800,000
Stock-based compensation expense related to options and warrants	5,000	21,000	(27,000)	74,000
Total research and development	267,000	308,000	895,000	874,000
General and administrative:
G&A costs, excluding stock-based compensation expense	269,000	229,000	876,000	763,000
Stock-based compensation expense related to options and warrants	85,000	158,000	160,000	513,000
Total general and administrative	354,000	387,000	1,036,000	1,276,000

Total costs and expenses	621,000	695,000	1,931,000	2,150,000

Loss from operations	(621,000)	(695,000)	(1,973,000)	(2,150,000)

Other income	7,000	17,000	27,000	20,000

Loss before income tax benefits	(614,000)	(678,000)	(1,946,000)	(2,130,000)

Income tax benefits	0	0	0	0

Net Loss	(614,000)	(678,000)	(1,946,000)	(2,130,000)

Preferred stock beneficial conversion feature	0	0	4,250,000	0
Preferred stock dividends	66,000	66,000	198,000	198,000

Net Loss attributable to common stockholders	$(680,000)	$(744,000)	$(6,394,000)	$(2,328,000)

Net Loss per share attributable to common stockholders:
Basic and Diluted	$(0.01)	$(0.02)	$(0.14)	$(0.05)

Weighted average number of shares of common stock:
Basic and Diluted	45,716,000	45,716,000	45,716,000	45,716,000

See notes to condensed consolidated financial statements.

TORVEC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Cash flows from operating activities:
Net loss	$(1,946,000)	$(2,130,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,000	92,000
Gain on sale / disposition of fixed assets	(12,000)	(17,000)
Stock-based compensation related to stock options and warrants	133,000	587,000
Changes in:
Accounts receivable	(20,000)	0
Inventories	0	(13,000)
Prepaid expenses and other current assets	(26,000)	(15,000)
Deferred expenses	0	20,000
Deferred revenue / liabilities	(20,000)	0
Accrued payroll taxes	(5,000)	(154,000)
Accounts payable and other accrued expenses	19,000	(40,000)

Net cash used in operating activities	(1,752,000)	(1,670,000)

Cash flows from investing activities:
Purchase of property and equipment	(43,000)	(69,000)
Proceeds from sale of fixed assets	70,000	0

Net cash provided by (used in) investing activities	27,000	(69,000)

Cash flows from financing activities:
Net proceeds from sales of preferred stock	4,954,000	0
Repayments of notes payable	(46,000)	(85,000)

Net cash provided by (used in) financing activities	4,908,000	(85,000)

Net increase (decrease) in cash and cash equivalents	3,183,000	(1,824,000)

Cash and cash equivalents at beginning of period	1,072,000	3,549,000

Cash and cash equivalents at end of period	$4,255,000	$1,725,000

Supplemental Disclosures:
Interest paid	1,000	6,000

See notes to condensed consolidated financial statements.

TORVEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY AND BASIS OF PRESENTATION

The interim information contained herein with respect to the three and nine month periods ended September 30, 2014 and 2013 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and nine month periods ended September 30, 2014 and 2013. The results are not necessarily indicative of results to be expected for the entire year. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Since its inception, the Company has endeavored to design, develop, build and commercialize its technology portfolio. It develops and markets advanced technologies in the areas of power and safety.  The Company currently is focusing its commercialization strategies on the following technologies: (i) a wearable device, currently named the WAM Watch™ (Warning Alertness Metrics), which measures degradation of alertness, and (ii) the Torvec Hydraulic Pump. The WAM Watch consists of hardware and software that measures multiple metrics in order to establish that a person’s ability to perform a task or job appears to be degrading. The Torvec Hydraulic Pump is an innovative hydraulic design, whose goal is to deliver better efficiencies in a package that is smaller and lighter than existing technologies.

Until recently, the Company’s focus has included the development of its IsoTorque® differential technology, which is designed to provide for improved traction, handling, performance and safety of a vehicle without the need for complex electronics and clutches that wear out.  At this time, however, development efforts for this technology have been temporarily suspended in order to focus resources on the other technologies highlighted above.

As used in this quarterly report, unless otherwise indicated, the terms “we”, “our”, “us” and “the Company” refer to Torvec, Inc.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at September 30, 2014 and December 31, 2013). As of September 30, 2014, each of the subsidiaries is non-operational. We are intending to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  There was $0 allowance for doubtful accounts as of September 30, 2014 and December 31, 2013, as determined by management.

Inventories: Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. There was a $24,000 and $26,000 provision for excess, obsolete or slow-moving inventory as of September 30, 2014 and December 31, 2013, respectively, as determined by management.

Property and Equipment: Property and equipment are stated at cost. Estimated useful lives are as follows:

Office Equipment and Software (in years)	3	–	7
Leasehold Improvements		Lesser of useful life or lease term
Shop Equipment (in years)		7
Transportation Equipment (in years)	5	–	7

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and amortization expense for the three month periods ended September 30, 2014 and 2013 amounted to $39,000 and $31,000, respectively. Depreciation and amortization expense for the nine month periods ended September 30, 2014 and 2013 amounted to $125,000 and $92,000, respectively.

Whenever events or circumstances indicate, our long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment. During the three and nine month periods ended September 30, 2014 and 2013, we recorded $0 in impairment charges.

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

The FASB’s (Financial Accounting Standards Board) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at September 30, 2014 and December 31, 2013. The carrying amount of cash, accounts receivable, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

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

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of acquired technology. Depreciation expense for the three month periods ended September 30, 2014 and 2013 that was charged to research and development was $21,000 and $22,000, respectively. Depreciation expense for the nine month periods ended September 30, 2014 and 2013 that was charged to research and development was $69,000 and $42,000, respectively.

Patent costs for the three month periods ended September 30, 2014 and 2013 amounted to $44,000 and $39,000, respectively, and are included in general and administrative expenses. Patent costs for the nine month periods ended September 30, 2014 and 2013 amounted to $90,000 and $113,000, respectively, and are included in general and administrative expenses.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of September 30, 2014, there was $0 accrued interest or penalties related to uncertain tax positions. The tax years 2011 through 2013 remain open to examination by the federal and state tax jurisdictions to which we are subject. In addition, our 2009 tax year was examined by the Internal Revenue Service resulting in an inconclusive adjustment due to the expiration of the statute of limitations. The Internal Revenue Service will conclude on any adjustments during its current audit of the 2012 tax year which began during the second quarter of 2014.

Loss per Common Share: FASB’s ASC 260-10 (previously known as FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At September 30, 2014 and 2013, we excluded 53,514,325 and 29,115,846 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at September 30, 2014 and 2013 as the conditions for their vesting are not time-based.

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

In August 2014, the FASB issued ASU 2014-15, ”Presentation of Financial Statements – Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity will be required to provide certain disclosures if conditions of events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements and have not yet determined when we will adopt the standard.

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

Effective October 24, 2012, we amended certain terms of the lease for our Rochester facility. The primary changes that were made include a two-year extension of the current lease originally set to expire as of May 31, 2013 at the same rent rate, and the addition of two three-year renewal options with a 10% rate increase at each subsequent renewal period. These renewal options replace the previous renewal options of three five-year renewal periods which had incorporated 15% rate increases at each subsequent renewal period. In October 2014, we notified our landlord that we will extend our lease for the first three-year renewal term which will expire on May 31, 2018. (See Note H[1].)

[2] On December 13, 2010, we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. During each of the three and nine month periods ended September 30, 2014 and 2013, we recorded an expense of $0 for services rendered in relation to this agreement.

[3] Effective on March 27, 2012, we hired a new chief technology officer. Prior to joining the Company, he had provided us with consulting services through his firm, KBE+, Inc., a group of consulting engineers engaged in the design and development of gear trains and power transmission devices, and of which he was the principal engineer and president.

On April 30, 2012, we purchased various test equipment, office furniture, and supplies from KBE+, Inc. for a total of $162,500. We entered into a financing agreement with KBE+, Inc., whereby we paid KBE+, Inc. over 24 months in equal monthly installments of approximately $6,800, beginning on May 1, 2012. Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000. During the second quarter of 2014, the note was fully paid. Interest expense pertaining to this note amounted to approximately $1,000 for the three month period ended September 30, 2013. Interest expense pertaining to this note amounted to approximately $0 and $3,000 for the nine month periods ended September 30, 2014 and 2013, respectively.

In May 2012, we purchased certain additional testing tools and supplies from KBE+, Inc. for approximately $5,700. The outstanding payable to KBE+, Inc. related to this purchase was fully paid during the quarter ended June 30, 2013.

[4] Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The consulting agreement provided for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting, plus travel costs. On December 4, 2013, we extended this consulting agreement for another year through December 31, 2014, providing for a guaranteed minimum of $2,000 per month, based on 16 hours of consulting, plus travel costs. Additional hours above this minimum in 2014 will be billed at a rate of $125 per hour. During the three month periods ended September 30, 2014 and 2013, we recorded an expense of approximately $7,000 and $14,000, respectively, for consulting services and travel costs related to this agreement. During the nine month periods ended September 30, 2014 and 2013, we recorded an expense of approximately $22,000 and $39,000, respectively, for consulting services and travel costs related to this agreement.

[5] In the first half of 2014, we sold a limited number of IsoTorque differentials into the aftermarket to Model C-5 Corvette enthusiasts. A majority of these sales, amounting to approximately $9,000, were made to one of our board members at a discount to stated list price.

NOTE D — INVENTORIES

At September 30, 2014 and December 31, 2013, the composition of inventories was:

	September 30,	December 31,
	2014	2013

Raw Materials	$24,000	$26,000
Finished Goods	0	0
Total Inventories	24,000	26,000
Reserve for Excess / Obsolete Inventory	(24,000)	(26,000)
Inventories, Net	$0	$0

NOTE E — ACCRUED LIABILITIES

At September 30, 2014 and December 31, 2013, accrued liabilities consist of the following:

	September 30,	December 31,
	2014	2013
Accrued Compensation	$26,000	$53,000
Accrued Payroll Taxes Payable	2,000	7,000
Accrued Legal	18,000	8,000
Other	4,000	2,000
	$50,000	$70,000

NOTE F — NOTES PAYABLE

As of September 30, 2014 and December 31, 2013, notes payable consists of the following:

	September 30,	December 31,
	2014	2013
Copy Machine (1)	$2,000	$3,000
Engineering Design Software (2)	0	14,000
Test Equipment and Supplies (3)	0	27,000
Automobile (4)	6,000	10,000
	$8,000	$54,000

(1)

In November 2010, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout. The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170 with an implicit interest rate of approximately 5.3%. At December 31, 2013, the outstanding balance on this note was approximately $3,000, of which $2,000 was classified as a non-current liability. At September 30, 2014, the outstanding balance on this note was approximately $2,000, which was classified as a current liability.

(2)

In August 2011, we financed the purchase of engineering design software, along with a one-year maintenance agreement, through a three year loan maturing in August 2014, and collateralized by the software. The total cost of the software and the maintenance agreement was approximately $64,800. The monthly payments are approximately $2,100 per month with an implicit interest rate of approximately 9.6%. At December 31, 2013, the outstanding balance on this note was approximately $14,000, which was classified as a current liability. During the third quarter of 2014, this note was fully paid.

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

(4)

In August 2012, we purchased an automobile for $16,600, a vehicle that we had previously been leasing. We financed this purchase with a 36- month promissory note. The interest rate on the loan is approximately 10%, and the payments are approximately $540 per month. At December 31, 2013, the outstanding balance on this note was approximately $10,000, of which $4,000 was classified as a non-current liability. At September 30, 2014, the outstanding balance on this note was approximately $6,000, which was classified as a current liability.

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

No Class A Preferred shares were sold during the nine month period ended September 30, 2014 and the year ended December 31, 2013. There were 0 Class A Preferred shares converted in each of the nine month periods ended September 30, 2014 and 2013. For each of the three and nine month periods ended September 30, 2014 and 2013, we settled 0 Class A Preferred dividends.

At September 30, 2014, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $2,192,000 at September 30, 2014, of which $173,000 was accrued during the nine month period ended September 30, 2014.

In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $2,192,000 and $2,019,000 at September 30, 2014 and December 31, 2013, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred shares at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

(b)	Class B Preferred Stock

No Class B Preferred shares were sold during the nine month period ended September 30, 2014 and the year ended December 31, 2013. No Class B Preferred shares were issued to converting Class B Preferred shareholders as a dividend during the nine month period ended September 30, 2014 and the year ended December 31, 2013. Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. During the nine month periods ended September 30, 2014 and 2013, we settled 0 Class B Preferred dividends.

At September 30, 2014, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $310,000, of which $25,000 was accrued during the nine month period ended September 30, 2014. In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred and our Class A Preferred, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $310,000 and $285,000 at September 30, 2014 and December 31, 2013, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

(c)	Series C Preferred Stock

For the nine month period ended September 30, 2014 and for the year ended December 31, 2013, Series C Preferred shareholders converted 0 shares of Series C Preferred into common stock. At September 30, 2014, there were 16,250,000 shares of Series C Preferred stock outstanding. The value of the Series C Preferred shareholders’ liquidation preference was $6,500,000 at September 30, 2014.

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

Pursuant to the transaction, we must use commercially reasonable efforts to raise $1,000,000, in a separate private placement or private placements, through the offer and sale of an additional Series C-3 Voting Convertible Preferred Stock, par value $0.01 per share (the “Series C-3 Preferred Shares”). This effort was originally planned to take place within 180 days of the March 2014 transaction; however, we postponed the initiation of this additional equity raise in order to ensure that we would not jeopardize our ability to utilize certain of our net operating loss carryforwards in relation to Internal Revenue Code Section 382. The Series C-3 Preferred Shares, if and when created, will rank pari passu with the existing Series C Voting Convertible Preferred Shares and the Series C-2 Preferred Shares, and have a senior preference in liquidation or deemed liquidation over the Company’s outstanding shares of common stock, and Class A and Class B Preferred stock. The Series C-3 Preferred Shares would be convertible on a one-to-one basis into shares of common stock (subject to adjustment) without payment of any additional consideration. The Series C-3 Preferred Shares would not be entitled to preferred dividends, but similar to the Series C-2 Preferred Shares, would be entitled to participate, on an as converted basis, with shares of common stock in dividends and distributions on liquidation after all preferred shares have received payment in full of any preferred dividends or liquidation preferences, have such other customary rights, privileges, preferences and limitations. The pricing of the Series C-3 Preferred Shares will be determined by the Board of Directors prior to the initial closing of the sale of those shares.

We plan to conduct the sale of the Series C-3 Preferred Shares sometime in the very near future. The Series C-2 Preferred Shares, and the Series C-3 Preferred Shares to be sold, will not be and have not been registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that we will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for our plans.

In conjunction with the issuance of the 25,000,000 shares of Series C-2 Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature was approximately $4,250,000, which was recorded in the first quarter of 2014 and is reflected in our condensed consolidated statements of operations for the nine month period ended September 30, 2014 as an adjustment to arrive at the net loss attributable to common stockholders.

For the nine month period ended September 30, 2014, Series C-2 Preferred shareholders converted 0 shares of Series C-2 Preferred into common stock. At September 30, 2014, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at September 30, 2014.

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

By its terms, our 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. There were 0 options exercised under the 1998 Plan during each of the three and nine month periods ended September 30, 2014 and 2013.

During each of the three and nine month periods ended September 30, 2014, 0 options expired under the 1998 Plan. During the three and nine month periods ended September 30, 2013, 0 and 50,000 options expired under the 1998 Plan, respectively. As of September 30, 2014, there were 100,000 outstanding stock options under the 1998 Plan, all of which were fully vested. As of September 30, 2014, we had $0 unrecognized stock compensation related to unvested awards under the 1998 Plan.

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

Effective January 22, 2014, General Wesley K. Clark, one of our board members, tendered his resignation as a voting member of the Company’s board of directors due to personal reasons. In order to continue to support the Company, Gen. Clark agreed to accept a role as a non-voting special advisor to the board. In connection with this event, the board approved a modification to Gen. Clark’s stock option agreement for 250,000 options (as initially granted on January 28, 2011 and subsequently amended on March 20, 2012), to allow for his stock options to remain intact in his new role as special advisor to the board. As of January 22, 2014, Gen. Clark is considered a non-employee for purposes of determining expense associated with stock compensation, and as such the expense reflected on our condensed consolidated statement of operations will fluctuate based on fair value in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees.” During the first quarter of 2014, we recognized a credit adjustment to expense of approximately $109,000 as a result of the impact from this modification. Fair value is determined based on updated valuation assumptions for the options using the Black-Scholes valuation model as of the applicable measurement date. The period over which the remaining amount of unrecognized expense of approximately $4,000 as of September 30, 2014 will be recognized will be related to Gen. Clark’s requisite service period for the unvested tranches of the options, which is concurrent with the vesting dates of the remaining unvested tranches of the options.

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

During the first nine months of 2014, we granted incentive stock options to existing employees to acquire 11,000 common shares at a weighted average exercise price of $0.39 per share, exercisable for 10 years. The options vest in four tranches of 25% of the total granted shares on each of the four annual anniversary dates from the initial dates of grant.

In June 2014, 125,000 unvested options expired immediately due to the departure of our former chief technology officer. This resulted in a credit of $58,000 in non-cash stock-based compensation expense in the condensed consolidated statement of operations due to a reversal of expense that had accumulated over the vesting period of the applicable tranches for the unvested options. In September 2014, another 125,000 vested options that were held by our former chief technology officer expired unexercised related to his departure from the Company, resulting in no financial impact on the Company’s condensed consolidated statement of operations.

During the three month period ended September 30, 2014, we granted 500 stock options under the 2011 Plan, 6,250 options became vested, 125,000 options expired unexercised, and 0 options were exercised. During the three month period ended September 30, 2013, we granted 25,000 stock options under the 2011 Plan, 0 options became vested, 0 options expired unexercised, and 0 options were exercised. During the nine month period ended September 30, 2014, we granted 11,000 stock options under the 2011 Plan, 131,750 options became vested, 250,000 options expired unexercised or were forfeited, and 0 options were exercised. During the nine month period ended September 30, 2013, we granted 25,000 stock options under the 2011 Plan, 125,500 options became vested, and 0 options expired or were exercised. As of September 30, 2014, there were 1,068,000 stock options outstanding under the 2011 Plan, 552,496 of which were vested. At September 30, 2014, there were 1,932,000 options remaining available for future grant under the 2011 Plan.

(c)	Non-Plan Options

As of September 30, 2014, there were a total of 7,063,336 non-plan options outstanding, of which 4,575,836 were fully vested. During each of the three month periods ended September 30, 2014 and 2013, we granted 0 non-plan stock options, 0 options became vested, and 0 options were exercised or cancelled. During each of the nine month periods ended September 30, 2014 and 2013, we granted 0 non-plan stock options, 337,500 options became vested, and 0 options were exercised or cancelled.

(d)	Summary

For the three month periods ended September 30, 2014 and 2013, compensation cost related to all stock options amounted to $90,000 and $179,000, respectively. For the nine month periods ended September 30, 2014 and 2013, compensation cost related to all stock options amounted to $133,000 and $587,000, respectively. As of September 30, 2014, there was approximately $279,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over approximately the next 4.0 years, of which approximately $4,000 is subject to non-employee mark-to-market adjustments.

During the three month period ended September 30, 2014, we granted 500 stock options with a weighted average grant-date fair value of $0.30. During the nine month period ended September 30, 2014, we granted 11,000 stock options with a weighted average grant date fair value of $0.36. During each of the three and nine month periods ended September 30, 2013, we granted 25,000 stock options. The total grant date fair value of all stock options vested during each of the three month periods ended September 30, 2014 and 2013 was approximately $3,000 and $0, respectively. The total grant date fair value of all stock options vested during the nine month periods ended September 30, 2014 and 2013 was approximately $690,000 and $680,000, respectively.

The fair value of each option granted during the nine month periods ended September 30, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2014	2013
Expected Term (years)	6.3	5.8
Expected forfeiture rate	0%	0%
Risk-free rate	2.1%	1.8%
Volatility	135.2%	132.0%
Dividend yield	0.0%	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected term was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the nine month period ended September 30, 2014:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Shares		Price	Term (years)	Value
Outstanding at January 1, 2014	8,470,336	(A)	$0.69
Granted	11,000		0.39
Exercised	0		0
Canceled or expired	(250,000)		0.82

Outstanding at September 30, 2014	8,231,336	(A)	$0.69	6.1	$15

Exercisable at September 30, 2014	5,228,332		$0.80	6.0	$0

Note (A) – Figures include the impact of 405,000 options that were granted in 2011 to replace options / warrants previously granted to certain engineering personnel. The previously issued options / warrants will expire as the newer options vest on a one-to-one basis. During the fourth quarter of 2012, 134,998 of these options vested, and 98,332 previously issued options and 36,666 previously issued warrants were cancelled concurrently in conjunction with the vesting of the 2011. Again during 2013, 134,998 of these options vested, and 98,332 previously issued options and 36,666 previously issued warrants were cancelled concurrently in conjunction with the vesting of the 2011 options. As of September 30, 2014, there are 135,004 of the 2011 options remaining to vest.

As of September 30, 2014, the exercise prices of all outstanding stock options, as well as all vested stock options, ranged from $0.33 per share to $5.00 per share.

[3] Warrants

The following summarizes the activity of our outstanding warrants for the nine month period ended September 30, 2014:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term (years)		Value
Outstanding at January 1, 2014	3,393,418	$2.06	(A)
Granted	0	0
Exercised	0	0
Canceled or expired	0	0

Outstanding at September 30, 2014	3,393,418	$2.06	(A)	5.8	(B)	$135,000

Exercisable at September 30, 2014	2,768,418	$2.63		5.8	(C)	$135,000

(A)	The weighted average exercise price for warrants outstanding as of January 1, 2014 and September 30, 2014 excludes 1,750,000 warrants with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of September 30, 2014 excludes 763,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of September 30, 2014 excludes 138,500 warrants with no expiration date.

NOTE H — COMMITMENTS AND OTHER MATTERS

[1] Leases

We lease a facility from a related party (see Note C[1]) located at 1999 Mount Read Blvd., Rochester, New York. The lease expires on May 31, 2015, providing for rent to be paid at a rate of $5,687 per month ($68,244 per annum) and in addition, for the payment of our proportionate share of yearly real estate taxes and yearly common area operating costs. The lease includes two three-year renewal options with a 10% rate increase at each subsequent renewal period. In October 2014, we notified our landlord that we will extend our lease for the first three-year renewal term which will expire on May 31, 2018.

Rent expense for each of the three month periods ended September 30, 2014 and 2013 was approximately $17,000. Rent expense for each of the nine month periods ended September 30, 2014 and 2013 was approximately $51,000. Including consideration for the first three-year renewal option period, rent payments required under the lease for each the full years ending December 31, 2014, 2015,2016, 2017 and 2018 amount to approximately $68,000, $72,000, $75,000, $75,000 and $31,000, respectively.

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

[3] Consulting Agreements

Effective July 1, 2010, and then as modified on March 31, 2011, we entered into an agreement to pay a consultant a commission equal to 4% of the value received by us from third parties introduced by or through the auspices of the consultant. This agreement is in effect through January 1, 2017. No commissions have been paid or accrued for each of the six month periods ended September 30, 2014 and 2013.

On December 13, 2010, we executed a three-year consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. In December 2013, the agreement was automatically renewed for an additional three years through December 13, 2016. During each of the nine month periods ended September 30, 2014 and 2013, we recorded an expense of $0 for consulting services under the agreement.

Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The consulting agreement provided for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting, plus travel costs. On December 4, 2013, we extended this consulting agreement for another year through December 31, 2014, providing for a guaranteed minimum of $2,000 per month, based on 16 hours of consulting, plus travel costs. Additional hours above this minimum in 2014 will be billed at a rate of $125 per hour. During the three month periods ended September 30, 2014 and 2013, we recorded an expense of approximately $7,000 and $14,000, respectively, for consulting services and travel costs related to this agreement. During the nine month periods ended September 30, 2014 and 2013, we recorded an expense of approximately $22,000 and $39,000, respectively, for consulting services and travel costs related to this agreement.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A) General

Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Since its inception, the Company has endeavored to design, develop, build and commercialize its technology portfolio. It develops and markets advanced technologies in the areas of power and safety.  The Company currently is focusing its commercialization strategies on the following technologies: (i) a wearable device, currently named the WAM Watch™ (Warning Alertness Metrics), which measures degradation of alertness, and (ii) the Torvec Hydraulic Pump. The WAM Watch consists of hardware and software that measures multiple metrics in order to establish that a person’s ability to perform a task or job appears to be degrading. The Torvec Hydraulic Pump is an innovative hydraulic design, whose goal is to deliver better efficiencies in a package that is smaller and lighter than existing technologies.

Until recently, the Company’s focus has included the development of its IsoTorque® differential technology, which is designed to provide for improved traction, handling, performance and safety of a vehicle without the need for complex electronics and clutches that wear out.  At this time, however, development efforts for this technology have been temporarily suspended in order to focus resources on the other technologies highlighted above.

The basic elements of our operating plan for the next 12 months are as follows:

1)

To continue the evaluation and development of the WAM Watch, including all necessary and/or appropriate due diligence, clinical trials and research in order to determine the product’s feasibility, marketability, and profitability.

2)

To engage in the activity of developing a wholly unique hydraulic pump and motor technology to revolutionize the fluid power industry; and to have our pump technology ready for independent testing in the first or second quarter of 2015 and to manufacture a preproduction fixed displacement pump prototype by mid-2015. In addition, we intend to develop designs for a variable displacement pump and to manufacture a preproduction variable displacement pump prototype in the second half of 2015; and

3)

To continue our durability evaluation of our IsoTorque differential technology in the beginning of 2016, focusing upon ¾ and 1 ton pickup trucks and eventually front wheel drive vehicles, and our potential relationship with BAIC (China).

(B) Current Status of Business Plan and Ongoing Projects

WAM Watch™ Wearable Device –

We are performing due diligence and clinical trials, and developing proprietary technology designed to measure in quantifiable terms the decrease in a person’s alertness, thus enabling that person, their employers, and others to take measures to avert an undesired or disastrous situation. The Company’s WAM Watch™ (Warning Alertness Metrics) is a wearable device consisting of hardware and software that measures unique multiple metrics in order to establish that a person’s ability to perform a task or job appears to be degrading.

It has been estimated that approximately 250,000 U.S. drivers per day fall asleep at the wheel resulting in numerous serious and often fatal truck, bus, train and automobile accidents. While the root causes of alertness impairment can include simple drowsiness, medication and drugs, sickness, physiological and psychological issues, alcohol, stress, and work-related conditions, the salient feature common to the syndrome is a degradation of a person’s ability to perform important functions over a period of time.

Hundreds of millions of research dollars are demonstrating that a degradation of alertness can be detected as a quantifiable decrease in a person’s responsiveness to stimuli. Existing purported solutions to alertness impairment to date share the common characteristics that they are not often practical and can be disruptive and/or distracting to the user. As a result, until now, no practical, non-disruptive or non-distracting single technology has been developed that can be used to actually measure degradation of alertness and to properly correlate such degradation to a person’s ability to perform tasks and fulfill responsibilities.

Studies show that people are often very poor judges of whether they are too tired and/or otherwise impaired enough to continue to try to perform a function, such as driving a vehicle. The WAM Watch concept is designed to notify them of the danger before the danger actually manifests itself, rather than deal with it after the fact which may be too late.

The WAM Watch can be programmed for use by truck drivers, general driving public, airline pilots, train engineers, school and over the road bus drivers, security guards, “man-down” systems, a wide variety of security systems, campers, hikers, hunters, surveillance agents, students, military personnel, persons with health issues as well as persons monitoring critical processes such as nuclear facilities. The Company believes that based upon preliminary estimates, the total market for its invention is approximately 700 million users worldwide.

Torvec is presently engaged in clinical testing with a number of sleep study experts and neurologists to assist with the analysis and validation of this new technology.

The Company has filed for patent protection for its invention and its unique software and algorithms. Currently, the Company is targeting to market prototypes in mid to late 2015 and to be shipping product to customers by the end of 2015 or the beginning of 2016.

Torvec Hydraulic Pump –

Our goal with the hydraulic pump technology is to give the marketplace a revolutionary new concept in hydraulic pumps and motors that:

●	Is smaller and lighter than conventional pumps and motors,
●	Is more efficient,
●	Is reliable,
●	Is price competitive,
●	Has the unique ability to scale much larger and more powerful pumps and motors.

Since 2012, we have invested in software, test equipment and personnel to enhance our development efforts. In 2012, we began a drastic redesign of the Torvec Hydraulic Pump to improve the overall performance of our pump while maintaining the significant advantages we have in size and weight. We have built our own testing facility for initial testing, which would have otherwise taken place at a third party testing facility. During 2013 and 2014, we have continued to modify designs and test prototypes in order to validate our concept and to enhance the efficiencies of the pump. In March and April of 2014, we conducted additional tests on a prototype design that yielded significant positive results. We have successfully passed a major milestone that has confirmed numerous aspects of the breakthrough concept of our technology.

Based on sophisticated computer modeling of our pump attributes, we are very optimistic about the qualities that our pump design has relative to conventional pumps currently in the marketplace. In October 2014, we conducted internal testing of our most recent prototype design which resulted in further supporting the conceptual framework of our design. As we anticipated may happen, we are now making some additional design modifications that will obviously enhance the overall technology. We have decided not to conduct independent testing until 2015 in order to incorporate these changes. If the testing proves to be successful, we intend to manufacture a preproduction fixed displacement pump prototype in mid-2015. In addition, we intend to develop designs for a variable displacement pump and to manufacture a preproduction variable displacement pump prototype in the second half of 2015. We have filed for patent protection for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process. Although there is still much to be done, we continue to be extremely encouraged by our testing.

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

During 2012 and 2013, we focused our IsoTorque differential development efforts on a rear-wheel drive differential for two model platforms (for certain Corvette and Camaro models) that can be marketed and sold initially into the aftermarket. During the fourth quarter of 2012, the test results of our design were still not satisfactory to us, so we determined that we needed to make further design modifications to improve the IsoTorque’s high-impact durability. We decided not to begin to ship our differentials until we are completely satisfied with the product. In mid-2013, we conducted an updated analysis of the market opportunities for the IsoTorque, and we decided to postpone development activities on the IsoTorque for the Camaro vehicle platform for the time being, as we believe there are better opportunities with other vehicles. During the third quarter of 2013, we continued to work on improving the product’s durability in order to minimize any limitations in its use with customers. As a result, we have made some additional modifications to the Corvette differential design to provide incremental strength to the product under abusive conditions. In the first quarter of 2014, we assembled a small number of units for a limited release of this product, which we shipped to customers during March and April of 2014. Based on the customer feedback that we receive from this limited release, we will review our marketing plans, subject to the temporary postponement of our development efforts to 2016.

During the fourth quarter of 2014, we decided to temporarily suspend our development efforts for the differential technology in order to focus our resources on our other technologies. In the beginning of 2016, we expect to continue to evaluate the durability features of our IsoTorque differential technology, and based upon the results of such evaluation, to explore the feasibility of designing and building prototypes of our IsoTorque differential for the ¾ and 1 ton pickup truck markets and at a later date, front wheel drive vehicles.

Similarly, we intend to continue to explore an extended relationship with the Chinese automotive manufacturer BAIC Motor Co., Ltd. (“BAIC”). In January 2013, we entered into a development agreement with BAIC and in April 2014, we delivered two prototype differentials to BAIC for evaluation and testing. The total value of this development project to us was approximately $39,000, of which we have received approximately $20,000 through September 30, 2014. We are currently awaiting a decision from BAIC as to whether they desire to move forward on this project.

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

(C) Company Revenue and Expenses

Three Month Periods Ended September 30, 2014 and 2013

There was no revenue reported for the three month periods ended September 30, 2014 and 2013.

Research and development expenses for the three months ended September 30, 2014 amounted to $267,000 as compared to $308,000 for the comparable period in 2013. Non-cash stock-based compensation expense attributable to stock options for the three months ended September 30, 2014 was $5,000, compared with an expense of $21,000 for the three months ended September 30, 2013. Excluding the non-cash stock-based compensation expense, research and development expenses for the three month period ended September 30, 2014 amounted to $262,000, a decrease of $25,000, or 9%, from $287,000 recorded in the same period in 2013. The decrease in 2014 was mainly attributable to lower wages, offset in part by higher spending on developmental components and materials.

General and administrative expense for the three months ended September 30, 2014 amounted to $354,000 compared to $387,000 for 2013. Non-cash stock-based compensation expense attributable to stock options for the three months ended September 30, 2014 was $85,000, a decrease of $73,000 from $158,000 for the three months ended September 30, 2013 that primarily resulted from the completion of expensing for certain options that had met their vesting milestones. Excluding the non-cash stock-based compensation expense, general and administrative expense for the third quarter of 2014 amounted to $269,000 compared to $229,000 in 2013. The increase of $40,000, or 17%, was primarily related to non-cash payroll expense accrual adjustments that were credits to expense in 2013.

The loss from operations for the three month period ended September 30, 2014 was $621,000, compared with a loss from operations in 2013 of $695,000. Other income was $7,000 for the third quarter of 2014 compared with $17,000 in 2013, the decrease mainly resulting from a gain from the disposition of a company vehicle in 2013, offset in part by higher interest income in 2014 as a result of higher average cash balances. Preferred stock dividends amounted to $66,000 in each of the third quarters of 2014 and 2013, respectively.

The net loss attributable to common stockholders for the three month period ended September 30, 2014 was $680,000 as compared to a net loss for the same period in 2013 of $744,000. The weighted average diluted common shares outstanding amounted to 45,716,000 for each of the three month periods ended September 30, 2014 and 2013. Diluted net loss per common share for the three month periods ended September 30, 2014 and 2013 was $0.01 and $0.02, respectively.

Nine Month Periods Ended September 30, 2014 and 2013

Revenue for the nine month period ended September 30, 2014 amounted to $50,000, primarily from the completion of our development agreement with BAIC, as well as from the sale of limited quantities of IsoTorque differentials into the aftermarket specific for the model C-5 Corvette platform. Cost of goods sold for the nine month period ended September 30, 2014 amounted to $92,000, and gross margin for the period was a negative $42,000. The negative gross margin resulted mainly from initially high material costs for the differentials due to very low production quantities, in addition to development costs for the BAIC project that were not fully offset by the proceeds from the development agreement. There was no revenue or cost of goods sold reflected in the nine month period ended September 30, 2013.

Research and development expenses for the nine months ended September 30, 2014 amounted to $895,000 as compared to $874,000 for the comparable period in 2013. Non-cash stock-based compensation expense attributable to stock options for the nine months ended September 30, 2014 was a credit of $27,000 due primarily to a reversal of expense associated with the termination of unvested options during the second quarter pertaining to the departure of our chief technology officer, compared with an expense of $74,000 for the nine months ended September 30, 2013. Excluding the non-cash stock-based compensation expense, research and development expenses for the nine month period ended September 30, 2014 amounted to $922,000, an increase of $122,000, or 15%, from $800,000 recorded in the same period in 2013. The increase in 2014 was mainly attributable to higher spending on developmental components and materials, mostly related to the hydraulic pump.

In June 2014, Dr. William Mark McVea left the Company in his position as our chief technology officer for personal reasons. Because his value is in the IsoTorque and gear technology, we had intended to utilize Dr. McVea as a consultant to assist us with developing a viable differential, initially focusing on ¾ and 1 ton pickup trucks. However, since we have recently de-emphasized our differential development efforts to shift resources toward our other technologies, we no longer have a need for Dr. McVea’s services at this time. His position will not be filled for the foreseeable future.

General and administrative expense for the nine months ended September 30, 2014 amounted to $1,036,000 compared to $1,276,000 for 2013. Non-cash stock-based compensation expense attributable to stock options for the nine months ended September 30, 2014 was $160,000, a decrease of $353,000 from $513,000 for the nine months ended September 30, 2013 that primarily resulted from the modification of options for a director who resigned from the board during the first quarter of 2014, as well as the completion of expensing for certain options that had met their vesting milestones. Excluding the non-cash stock-based compensation expense, general and administrative expense for the first nine months of 2014 amounted to $876,000 compared to $763,000 in 2013. The increase of $113,000, or 15%, was primarily related to non-cash payroll expense accrual adjustments that were credits to expense in 2013, offset in part by lower patent costs and professional fees.

The loss from operations for the nine month period ended September 30, 2014 was $1,973,000, compared with a loss from operations in 2013 of $2,150,000. Other income increased from $20,000 in 2013 to $27,000 in 2014, mainly resulting from higher interest income as a result of higher average cash balances, as well as lower interest expense related to lower balances in notes payable. In conjunction with the issuance of the 25,000,000 shares of Series C-2 Preferred stock in March 2014, we recorded a non-cash beneficial conversion feature of $4,250,000. Preferred stock dividends amounted to $198,000 in each of the first nine month periods of 2014 and 2013, respectively.

The net loss attributable to common stockholders for the nine month period ended September 30, 2014 was $6,394,000 as compared to a net loss for the same period in 2013 of $2,328,000. The weighted average diluted common shares outstanding amounted to 45,716,000 for each of the nine month periods ended September 30, 2014 and 2013. Diluted net loss per common share for the nine month periods ended September 30, 2014 and 2013 was $0.14 and $0.05, respectively.

(D) Liquidity and Capital Resources

As of September 30, 2014, cash and cash equivalents totaled $4,255,000, an increase of 3,183,000 from the beginning of the year. During the nine months ended September 30, 2014, we used $1,752,000 of cash in operating activities, an increase of $82,000 from the $1,670,000 spent during the same period in 2013. A reported net loss of $1,946,000 for the first nine months of 2014, offset in part mainly by depreciation and non-cash stock-based compensation expense, resulted in cash used in operating activities amounting to $1,752,000 for the nine month period ended September 30, 2014. In 2013, a reported net loss of $2,130,000 for the first nine months of 2013, offset in part mainly by non-cash stock-based compensation of $587,000, resulted in cash used in operating activities amounting to $1,670,000.

We generated $27,000 in cash from investing activities in the first nine months of 2014 mainly related to $70,000 in proceeds from the sale of two test vehicles, offset in part by cash used for the purchase of equipment and computer software, compared with cash used in investing activities of $69,000 for the purchase of fixed assets in the comparable period in 2013.

During the nine month period ended September 30, 2014, we generated a net of $4,908,000 from financing activities, resulting from $4,954,000 in net proceeds raised from the March 2014 private placement, offset in part by payments on outstanding notes payable. During the same nine month period in 2013, we used $85,000 for financing activities pertaining to payments on outstanding notes payable.

Current Cash Outlook

At September 30, 2014, we have stockholders’ equity of $4,476,000, current liabilities of $150,000 and working capital of $4,182,000. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations. Most recently in March 2014, we raised $5,000,000 in gross proceeds through a private placement of a new class of preferred stock. The proceeds from this transaction are being used to support the ongoing development and marketing of our core technologies and product initiatives. In connection with the March 2014 equity raise, we are also planning within the very near future to initiate efforts to raise up to an additional $1,000,000 in a separate private placement or private placements, through the offer and sale of an additional series of preferred stock. There can be no assurance, however, that we will be successful in raising this additional capital on the terms stipulated in the March 2014 transaction.

Presently, we anticipate that our operating cash requirements for the full year of 2014 will be in the range of approximately $2,400,000. In addition, we are expecting to spend approximately $100,000 on capital expenditures for additional in-house testing equipment and computer software and hardware, as well as approximately $100,000 on payments to reduce notes payable balances during the full year of 2014. Management believes that based upon our current cash position and the current outlook for our business operations, we will be able to continue operations through September 30, 2015.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of September 30, 2014, there was $0 accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of September 30, 2014, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes to the risk factors facing the Company as disclosed in our Form 10-K for the year ended December 31, 2013, except for the following additional risk factor.

The results of our development efforts for our wearable device technology are uncertain and there can be no assurance of our ability to create a viable product or its commercial success in the marketplace.

Our efforts to develop a wearable device consisting of hardware and software designed to measure a degradation of alertness in a person’s ability to perform a task or job may not be successful. The product we are currently developing may not be technologically successful. The timetable for our product development may be longer than we anticipate and we may experience delays in future product development. If our resulting product is not technologically successful, it may not achieve market acceptance or compete effectively with our competitors’ products. In addition, there can be no assurance that our patent applications will result in patents being issued or that current or additional patents will afford protection against competitors.

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

None.

(101)

The following materials from Torvec, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2014 and 2013 and (iv) Notes to Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORVEC, INC.

Date: November 4, 2014	By:	/s/ Richard A. Kaplan
Richard A. Kaplan
Chief Executive Officer

Date: November 4, 2014	By:	/s/ Robert W. Fishback
Robert W. Fishback
Chief Financial Officer and Principal Accounting Officer