Form 10-K
period 2014-12-31
TORVEC INC
filed 2015-03-03
CIK 1063197

bb

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended DECEMBER 31, 2014

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $8,774,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 28, 2015-------45,754,041.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the June 18, 2015 Annual Meeting of Shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

The Company currently is focusing its efforts on the following technologies: (i) a wearable safety device, currently named the WAM Watch™ (Warning Alertness Metrics), which predicts a user’s level of alertness/fatigue, and (ii) a fluid power device, the Torvec Hydraulic Pump/Motor, which is used to convert power between mechanical and fluid systems. The WAM Watch consists of hardware and software that measures multiple metrics in order to predict that a person’s ability to perform a task or job is degrading. The Torvec Hydraulic Pump/Motor is an innovative hydraulic design, which provides better efficiencies in a package that is smaller and lighter than existing technologies.

Until the latter part of 2014, the Company’s focus had included the development of its IsoTorque® differential technology, which is designed to provide for improved traction, handling, performance and safety of a vehicle without the need for complex electronics and clutches that wear out.  At this time, however, development efforts for this technology have been temporarily suspended in order to focus resources on the other technologies highlighted above.

Another technology, our Vehicle Steer-Drive, is a potential opportunity that we may consider developing more fully in the future. Each of these technologies is summarized as below.

The WAM Watch™

The WAM Watch™ (Warning Alertness Metrics) is a wearable safety device consisting of hardware and software that measures multiple unique metrics in order to predict that a person’s ability to perform a task or job is degrading. It is being designed to determine “the alertness risk level” of a user, thus enabling that person, their employers, and others to take measures to avert an undesired or disastrous situation.

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

Hundreds of millions of research dollars are demonstrating that a degradation of alertness can be detected as a quantifiable decrease in a person’s responsiveness to stimuli and as changes occur in measurable biometric data. Existing purported solutions to alertness impairment to date share the common characteristics that they are not often practical and can be disruptive and/or distracting to the user. As a result, until now, no practical, non-disruptive or non-distracting single technology has been developed that can be used to actually measure degradation of alertness and to properly correlate such degradation to a person’s ability to perform tasks and fulfill responsibilities.

Studies show that people are often very poor judges of whether they are too tired and/or otherwise impaired enough to continue to try to perform a function, such as driving a vehicle. The WAM Watch concept is designed to notify them of the danger before the danger actually manifests itself, rather than deal with it after the fact which may be too late.

The WAM Watch™ is being for use in a wide market scope, such as: truck drivers, general driving public, airline pilots, train engineers, school and over the road bus drivers, security guards, “man-down” systems, a wide variety of security systems, campers, hikers, hunters, surveillance agents, students, military personnel, persons with health issues as well as persons monitoring critical processes such as nuclear facilities. The Company believes that based upon preliminary estimates, the total market for its invention is approximately 700 million users worldwide.

The Torvec Hydraulic Pump/Motor

The Torvec Hydraulic Pump/Motor is a revolutionary departure from traditional axial piston pump designs. It features a non-rotating cylinder block and unique flow control. The Torvec Hydraulic Pump/Motor, once commercialized, is expected to provide greater power density and efficiencies than existing hydraulic devices due to its compact and lightweight design. In addition, the Torvec Hydraulic Pump/Motor is expected to provide advantages over existing hydraulic devices across a wider range of operating conditions and at larger displacements.

As compared to existing hydraulic devices, the Torvec Hydraulic Pump/Motor, by increasing efficiency, will reduce the power required during operation (fuel, electricity, etc.). The Torvec Hydraulic Pump/Motor is currently being developed with a series of enhancements to increase its marketability, specifically to the mobile and commercial fluid power industries.

The IsoTorque® Differential

The IsoTorque Differential is a fully mechanical, high traction differential that is designed to provide an order of magnitude better performance than existing technologies for automotive and commercial vehicle use. Because it is fully mechanical, it responds instantly to different driving scenarios, and does not require electronics or clutch plates that may malfunction or wear out.

While the IsoTorque makes use of all available traction, it also adds to the performance, handling and safety of any vehicle in which it is equipped. Skid-pad, slalom and emergency lane changes are significantly improved. In limited testing over the years, several race teams and original equipment manufacturers have seen lap time reductions of over a second and a 15-20% improvement in lateral acceleration in side by side testing.

Due to the IsoTorque’s functionality, we believe that torque steer in front wheel drive (FWD) vehicles can be significantly reduced, making these vehicles more stable, and that fishtailing in rear wheel drive vehicles (the tendency of the back end of the vehicle to come around on the driver) will be greatly reduced. The IsoTorque also has the potential to save fuel.

During the fourth quarter of 2014, we decided to temporarily suspend our development efforts for the differential technology due to design challenges we were facing with respect to durability issues in our prototypes, as well as management’s decision to focus our resources on our other technologies that have a greater likelihood of being commercialized more quickly. In the future, we may decide to continue to evaluate the durability features of our IsoTorque differential technology, and based upon the results of such evaluation, to explore the feasibility of designing and building prototypes of our IsoTorque differential for a specific market.

The Vehicle Steer-Drive

Another potential opportunity that we may elect to more fully develop in the future is our Vehicle Steer-Drive, a unique mechanism that enables tracked vehicles to steer like a car. Traditional tracked vehicles are steered by changing the relative speeds of the two tracks. For example, when moving straight forward, both tracks are moving at the same speed; when turning, the inside track slows down while the outside track speeds up proportionately. The vehicle turns in the direction of the slower track. Traditional steering systems combine the functions of driving forward and steering, which limits most tracked vehicles to less than 20 mph. The steering mechanism separates the mechanical function of driving the vehicle forward from the steering. This separation enables the vehicle to attain relatively high speeds (up to 50 mph), while providing enough torque to steer the vehicle. The two functions operate independently and simultaneously. The Vehicle Steer-Drive also eliminates vehicle wander that can occur with traditional hydrostatic steering systems.

Other design attributes that set the Vehicle Steer-Drive system apart from traditional tracked vehicle steering systems include its mechanical simplicity, relatively low cost, and its functional and performance benefits (smooth turning and true pivot turning on vehicle center). We have demonstrated its use in tracked vehicles ranging from 5,000 lbs. – 22,000 lbs. and at speeds from 25 – 50 mph. The incorporation of our IsoTorque Differential into the Vehicle Steer-Drive can potentially help to prevent track spin up, much like the IsoTorque does for wheeled vehicles.

(B) Competition, Industry and Market Acceptance

Competition in both the wearable device market and the hydraulic device market is, and is expected to remain, intense. The competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. As we commercialize our technologies and begin to sell product, we expect to compete on the basis of performance, uniqueness of design, reliability, and price. There can be no assurance that our technologies and products will not be rendered obsolete by developments in competing technologies that are currently under development or that may be developed in the future or that our competitors will not market competing products that obtain market acceptance more rapidly than ours.

We believe that the technologies we are developing have significant advantages relative to similar products manufactured in the worldwide wearable device and hydraulic device marketplaces. With respect to our mechanical device technologies, we believe that our development efforts represent a paradigm shift with respect to presently known technology. With respect to our wearable device technology, we believe that our development efforts are focused on a market that is seeking a better solution to predicting an individual’s level of alertness. Although we have not yet generated significant revenues from the commercialization of our technologies, we are focusing our efforts toward those areas where we believe we can get to market the quickest and most successfully.

We are currently working with a number of domestic and foreign enterprises with respect to both our WAM Watch™ and the Torvec Hydraulic Pump/Motor technologies. (Refer to the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” under the caption, “Current Status of Business Plan and Ongoing Projects.”)

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

We currently hold various patents and have a number of patent applications in process in multiple countries including the United States, Australia, Canada, Europe, Japan, China, India and South Korea. These patents and applications cover all of our technologies.

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

(E) Executive Officers

Our executive officers as of December 31, 2014 were as follows:

Richard A. Kaplan, age 69, has served as chief executive officer and as a director since September 30, 2010. From 2000 to 2010, Mr. Kaplan was the chief executive officer of Pictometry International Corp., a rapidly growing visual information systems company that experienced exponential growth under his leadership. Previously, Mr. Kaplan led and developed a number of other successful businesses in industries including retail floor covering, advertising and marketing, computer software, real estate development and human resource development.

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

Keith E. Gleasman, age 67, is a co-founder of the Company and has served as president and as a director since the company’s inception on September 26, 1996. In October 2010, he was also appointed as vice president of marketing. From 2005 to 2010 he also held the title of chief technology officer. From 1985 to 1988, Mr. Gleasman was the vice president of sales for the Power Systems Division at Gleason Works.

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

Mr. Gleasman earned his B.S. degree from Ashland University in Ashland, Ohio.

Robert W. Fishback, age 58, has served as chief financial officer, corporate secretary and principal accounting officer since October 2010. From September 2009 to October 2010, Mr. Fishback was the sole proprietor of his own financial consulting business, including consulting services he provided to the Company from July 2010 until he was hired by the Company in October 2010. From 1999 to 2009, he served as vice president - finance, chief financial officer and treasurer of Ultralife Corporation. Previously, he served as controller – shared services at ITT Industries, Inc., director – corporate accounting at Goulds Pumps, Inc., and in various corporate financial management positions at Frontier Corporation. He spent three years in public accounting with Deloitte & Touche LLP prior to joining the private sector in 1983.

Mr. Fishback is a CPA with an MBA in finance from SUNY - Buffalo. His undergraduate degree in accounting is from Grove City College.

Effective February 13, 2015, Mr. Fishback resigned from his positions with the Company to accept a position with another business.

(F) Employees

As of December 31, 2014, we employed a total of 12 permanent and temporary employees, 7 of which are primarily devoted to research and development, and 5 mainly involved with sales, marketing and administration. All are employed in the U.S. None of our employees is represented by a labor union.

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

Risk Factors Related to our Business and Operations

We are a company focused on developing new technology and have not yet been able to generate significant revenues.

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

More specifically, our efforts to develop a wearable device consisting of hardware and software designed to measure a degradation of alertness in a person’s ability to perform a task or job may not be technologically successful. Similarly, our efforts to develop an innovative hydraulic pump that is smaller, lighter, more efficient and cost competitive than other such pumps in the market may not be technologically successful. The timetable for our product development may be longer than we anticipate and we may experience delays in future product development. Even if one or more of our resulting products is technologically successful, it may not achieve market acceptance or compete effectively with our competitors’ technologies. In addition, there can be no assurance that our patent applications will result in patents being issued or that current or additional patents will afford protection against competitors.

Because we have not begun meaningful production of any of our products, we cannot be certain of the cost to make our products if meaningful production begins and therefore we cannot be sure whether we can profitably sell our products.

We are in the process of developing prototypes and producing limited quantities of products based on our present technology, and therefore we have not yet generated meaningful product sales. In some cases, we anticipate that we may generate revenues through the licensing of our technologies, while in other cases we anticipate manufacturing and selling products. While we believe that we have a reasonable understanding of the approximate cost it will take to manufacture our products at varying production volumes, such costs are only estimates. Our business strategy assumes that our cost to manufacture our products will decrease as production volumes increase, but there can be no assurances that such cost savings will be realized at all or in the amounts that we assume. If we are unable to decrease our cost to manufacture as production volumes increase, we may not be as successful generating profit margins that we expect, which could adversely affect our financial condition or business.

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

We are not required to meet certain quantitative and qualitative listing standards established by stock exchanges for the protection of investors. The market for our common stock is extremely limited, meaning that at any time and from time to time, there may not be enough sellers in the market to fill purchase orders and/or enough buyers in the market to fill sell orders for transactions where a given price is stipulated (i.e. “limit orders”). Such orders, therefore, may expire unfilled. Our common stock is volatile, meaning that purchase and/or sell orders for a numerically small number of shares (e.g. 500) may have a disproportionate positive or negative impact on the trading price at any time during any given trading day, but especially during the first and the last half-hour of trading. The market for our common stock is disproportionately influenced by market makers (i.e. broker/dealers) who agree to buy a limited number of our common shares (e.g. 500 share blocks) during the course of a given trading day at various specified prices (the “bid”) who may negatively affect the trading price by periodically “lowering the bid” for our common stock without regard to company performance and/or disclosure of material events regarding our activities.

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

As of December 31, 2014, we have been authorized to issue up to 400,000,000 shares of our common stock, of which a total of 99,946,700 shares are outstanding or are reserved for future issuance due to the exercise of outstanding stock options or warrants, or the conversion of preferred stock. As a result, our board has the authority to approve the issuance of an additional 300,053,300 common shares or potentially dilutive common shares without the requirement to obtain shareholder approval.

On March 28, 2014, we closed on a private placement transaction that generated gross proceeds of approximately $5,000,000, resulting from the issuance of 25,000,000 shares of Series C-2 Voting Convertible Preferred stock.  Each Series C-2 Preferred share is convertible, at the holder’s election, into one share of the Company’s common stock, par value $0.01 per share.

Additionally in March 2014, the board of directors authorized, and the preferred shareholders approved the content and filing of a Certificates of Amendment to the Company’s Certificate of Incorporation to create an additional series of preferred stock, namely Series C-3 Voting Convertible Preferred stock.  The creation of the Series C-3 Voting Convertible Preferred stock is subject to the determination of its stated value by a special committee of the board of directors; however, the stated value cannot be any lower than $.25 per share in accordance with the terms of the Series C-2 Preferred stock offering.

We had intended to conduct an offering to sell the Series C-3 Preferred stock within several months following the closing of the Series C-2 Preferred stock issuance, where up to an additional $1,000,000 of gross proceeds would be raised.  However, the Company has delayed its efforts to initiate the Series C-3 Preferred Offering due to tax concerns and a decline in the trading price of the Company’s common stock. It is uncertain at this time when the Company will attempt to conduct an offering for the Series C-3 Preferred stock, if at all. There can be no assurance that the Company will be successful in raising any needed amounts on these terms for these uses or that these amounts will be sufficient for its plans.

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

As of December 31, 2014, we had outstanding stock options and warrants to purchase an aggregate of 11,699,750 shares of our common stock at exercise prices ranging from $.01 to $5.00 per share. In addition at December 31, 2014, we had 42,530,652 shares of preferred stock (including the impact of accrued dividends) with stated values ranging from $.20 to $.50 per share, convertible into shares of our common stock at a 1:1 ratio.

Certain investors in our equity securities have significant voting power over management and corporate transactions.

As of December 31, 2014, we had one principal stockholder who controls approximately 46% of our outstanding voting securities, and we had two principal stockholders who control approximately 56% of our outstanding voting securities. If our largest principal stockholder acts alone, or if the two largest principal stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.  PROPERTIES

We occupy a facility located at 1999 Mount Read Blvd., Rochester, New York. The facility consists of approximately 13,650 square feet, with executive and engineering offices, conference rooms, manufacturing and assembly space, automotive bays, testing and lift facilities, and approximately thirty acres of land. We currently occupy this space through a lease agreement. In October 2014, we extended our lease for a three-year renewal term through May 31, 2018. The current rental rate is $5,687 per month ($68,244 per annum), and in June 2015 the rental rate increases to $6,256 per month ($75,070 per annum) for the remainder of the current lease term. In addition, we are required to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. The lease agreement has one additional three-year renewal option with a 10% rate increase at the subsequent renewal period.

We believe that, given our present circumstances, the facility located at Mount Read Blvd. is sufficient to meet our anticipated plant requirements for the next twelve months. This situation could change if we were to receive orders requiring volume production of one or more of our technologies and we were to elect to fill any such orders ourselves.

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

Our common stock is regularly quoted on the OTC Link system, an inter-dealer quotation system, operated by OTC Markets Group Inc. OTC Markets Group has developed the OTC Market Tiers in order to bring increased clarity, transparency and disclosure to the OTC market. Quotations for our common stock within the OTC Market Tiers are found on the OTCQB which is limited to companies whose quoted equity is registered with the SEC and that are current in their reporting requirements.

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

2014	High	Low
1st Quarter	$0.42	$0.30
2nd Quarter	$0.47	$0.25
3rd Quarter	$0.39	$0.21
4th Quarter	$0.36	$0.15

2013	High	Low
1st Quarter	$0.84	$0.64
2nd Quarter	$0.70	$0.46
3rd Quarter	$0.48	$0.30
4th Quarter	$0.42	$0.30

(B) Holders of Common Stock

As of December 31, 2014, we had approximately 350 shareholders of record of our common stock. As of December 31, 2014, we had 45,716,298 common shares issued and outstanding.

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

(D) Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2014

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in col. (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	8,343,000	(1)	$0.63		1,722,000
Equity compensation plans not approved by security holders	1,582,500	(2)	$2.01	(3)	None

Total	9,925,500		$0.85		1,722,000

(1)

Represents the aggregate number of common stock options outstanding under our 1998 Stock Option Plan and the 2011 Stock Option Plan, as well as stock options granted to certain executive officers, retired directors, and non-management directors. The 1998 Plan was terminated effective May 28, 2008 as to the grant of future options thereunder.

(2)	Represents common stock options granted and warrants issued to certain business, engineering, financial, governmental affairs and technical consultants.

(3)	Excludes the impact of 125,000 unvested warrants having an exercise price that will be determined upon date of vest.

(E) Preferred Stock

In 2000, we amended our certificate of incorporation to permit the issuance of up to 100,000,000 shares of $.01 par value preferred stock. Under the amendment, the board of directors has the authority to allocate these shares into as many separate classes of preferred as it deems appropriate and with respect to each class, designate the number of preferred shares issuable and the relative rights, preferences, seniority with respect to other classes and to our common stock and any limitations and/or restrictions that may be applicable without obtaining shareholder approval.

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

Since its designation in 2002, we have sold an aggregate 765,512 shares of Class A Preferred for proceeds of approximately $3,062,000. No Class A Preferred shares were sold during the years ended December 31, 2014 and 2013.

Since its designation in 2002, Class A Preferred shareholders have converted an aggregate 189,750 Class A Preferred into our common stock (on a one to one basis) through December 31, 2014, with 0 Class A Preferred shares converted in each of the years ended December 31, 2014 and 2013.

For each of the years ended December 31, 2014 and 2013, we settled 0 Class A Preferred dividends. Since its inception in March 2002 through December 31, 2014, we have settled an aggregate Class A Preferred dividend amounting to approximately $242,000 through the issuance of 11,339 Class A Preferred shares and 100,924 common shares.

At December 31, 2014, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $2,249,000 at December 31, 2014.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Series C and C-2 Preferred shareholders, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $2,249,000 and $2,019,000 at December 31, 2014 and 2013, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

(ii) Class B Preferred Stock

In 2004, the board created a second series of preferred stock by authorizing the issuance of up to 300,000 Class B Non-Voting, Cumulative Convertible Preferred Shares to fund the business operations of Iso-Torque Corporation, an entity incorporated to separately commercialize the Company’s IsoTorque differential technology.

Each Class B Preferred Share is convertible, at the holder’s election, into one share of our common stock or one share of the common stock of Iso-Torque Corporation. The conversion rate is subject to adjustment in the event of the issuance of the company’s or Iso-Torque Corporation’s common stock as a dividend or distribution and in the case of the subdivision or combination of such common stock. The Class B Preferred has no voting rights, except with respect to matters directly impacting upon the rights and privileges accorded to such Class.

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

Since its designation in 2004, we have sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500. No Class B Preferred shares were sold during the years ended December 31, 2014 and 2013.

Since its designation, Class B Preferred shareholders have converted an aggregate 30,000 Class B Preferred into our common stock (on a one to one basis) through December 31, 2014.

Through December 31, 2014, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. For the years ended December 31, 2014 and December 31, 2013, we settled 0 Class B Preferred dividends. Cumulatively through December 31, 2014, we have issued 35,431 restricted common shares in payment of Class B dividends amounting to approximately $51,000.

At December 31, 2014, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $319,000. In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Series C and C-2 Preferred shareholders and our Class A Preferred shareholders, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $319,000 and $285,000 at December 31, 2014 and 2013, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

(iii) Series C Preferred Stock

In 2011, the board of directors authorized, and Class A Preferred and Class B Preferred shareholders approved, a third series of preferred stock, namely 16,250,000 shares of Series C Voting Convertible Preferred Stock. In 2011, we sold and issued a total of 16,250,000 shares of Series C Voting Convertible Preferred Stock and warrants to purchase 1,625,000 shares of our common stock in a private placement transaction, generating net proceeds of $6,394,000.

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

Cumulatively through December 31, 2014, Series C Preferred shareholders have converted 0 shares of Series C Preferred into common stock. At December 31, 2014 and 2013, there were 16,250,000 shares of Series C Preferred stock outstanding. The value of the Series C Preferred shareholders’ liquidation preference was $6,500,000 at December 31, 2014 and 2013.

(iv) Series C-2 Preferred Stock

In March 2014, the board of directors authorized, and Class A Preferred, Class B Preferred and Series C Preferred shareholders approved, a fourth series of preferred stock, namely 25,000,000 shares of Series C-2 Voting Convertible Preferred Stock. On March 28, 2014, we sold and issued a total of 25,000,000 shares of Series C-2 Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $5,000,000. Direct expenses of approximately $46,000 pertaining to the transaction, consisting of primarily external legal costs, were incurred, resulting in net proceeds of approximately $4,954,000.

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

In conjunction with the issuance of the 25,000,000 shares of Series C-2 Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature was approximately $4,250,000, which was recorded in the first quarter of 2014 and is reflected in our condensed consolidated statements of operations for the year ended December 31, 2014 as an adjustment to arrive at the net loss attributable to common stockholders.

The Series C-2 Preferred Shares will not be and have not been registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

For the twelve month period ended December 31, 2014, Series C-2 Preferred shareholders converted 0 shares of Series C-2 Preferred into common stock. At December 31, 2014, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at December 31, 2014.

(v) Series C-3 Preferred Stock

In conjunction with the Series C-2 Preferred Stock transaction in March 2014, the board of directors authorized, and Class A Preferred, Class B Preferred and Series C Preferred shareholders approved, a fifth series of preferred stock, namely up to maximum of 4,000,000 shares of Series C-3 Voting Convertible Preferred Stock. The Series C-3 Preferred Shares, if and when created, will rank pari passu with the existing Series C Voting Convertible Preferred Shares and the Series C-2 Preferred Shares, and have a senior preference in liquidation or deemed liquidation over the Company’s outstanding shares of common stock, and Class A and Class B Preferred stock. The Series C-3 Preferred Shares would be convertible on a one-to-one basis into shares of common stock (subject to adjustment) without payment of any additional consideration. The Series C-3 Preferred Shares would not be entitled to preferred dividends, but similar to the Series C-2 Preferred Shares, would be entitled to participate, on an as converted basis, with shares of common stock in dividends and distributions on liquidation after all preferred shares have received payment in full of any preferred dividends or liquidation preferences, have such other customary rights, privileges, preferences and limitations.

Pursuant to the Series C-2 Preferred stock transaction in March 2014, we were required to use commercially reasonable efforts to raise $1,000,000, in a separate private placement or private placements, through the offer and sale of an additional Series C-3 Voting Convertible Preferred Stock, par value $0.01 per share (the “Series C-3 Preferred Shares”). This effort was originally planned to take place within 180 days of the March 2014 transaction; however, we postponed the initiation of this additional equity raise in order to ensure that we would not jeopardize our ability to utilize certain of our net operating loss carryforwards in relation to Internal Revenue Code Section 382. The pricing of the Series C-3 Preferred Shares will be determined by the Board of Directors prior to the initial closing of the sale of those shares; however, pursuant to the terms of the Series C-2 Preferred stock transaction, the price of the Series C-3 Preferred Shares cannot be less than $0.25 per share. We are planning to conduct the sale of the Series C-3 Preferred Shares sometime in the near future, if market conditions of our stock improve.

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

The Company currently is focusing its efforts on the following technologies: (i) a wearable device, currently named the WAM Watch™ (Warning Alertness Metrics), which measures a degradation of alertness, and (ii) the Torvec Hydraulic Pump. The WAM Watch consists of hardware and software that measures multiple metrics in order to establish that a person’s ability to perform a task or job appears to be degrading. The Torvec Hydraulic Pump is an innovative hydraulic design, whose goal is to deliver better efficiencies in a package that is smaller and lighter than existing technologies.

The basic elements of our operating plan for the next 12 months are as follows:

1)

To continue the evaluation and development of the WAM Watch™, including all necessary and/or appropriate due diligence, clinical trials and research in order to determine the product’s feasibility, marketability, and profitability; and

2)

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

Until the latter part of 2014, the Company’s focus had included the development of its IsoTorque® differential technology, which is designed to provide for improved traction, handling, performance and safety of a vehicle without the need for complex electronics and clutches that wear out.  At this time, however, development efforts for this technology have been temporarily suspended in order to focus resources on the other technologies highlighted above. We may decide to continue our durability evaluation of our IsoTorque differential technology in the future, focusing upon ¾ and 1 ton pickup trucks and eventually front wheel drive vehicles, and our potential opportunities with companies in China.

(B) Current Status of Business Plan and Ongoing Projects

WAM Watch™ Wearable Device –

We are performing due diligence, conducting internal and external independent studies, and developing proprietary technology designed to measure in quantifiable terms a decrease in a person’s alertness, thus enabling that person, their employers, and others to take measures to avert an undesired or disastrous situation. The Company’s WAM Watch™ (Warning Alertness Metrics) is a wearable device consisting of hardware and software that measures multiple unique metrics in order to predict that a person’s ability to perform a task or job is degrading.

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

Studies show that people are often very poor judges of whether they are too tired and/or otherwise impaired enough to continue to try to perform a function, such as driving a vehicle. The WAM Watch™ concept is designed to notify them of the danger before the danger actually manifests itself, rather than deal with it after the fact which may be too late.

The WAM Watch™ is being developed for use in a wide market scope, such as: truck drivers, general driving public, airline pilots, train engineers, school and over the road bus drivers, security guards, “man-down” systems, a wide variety of security systems, campers, hikers, hunters, surveillance agents, students, military personnel, persons with health issues as well as persons monitoring critical processes such as nuclear facilities. The Company believes that based upon preliminary estimates, the total market for its invention is approximately 700 million users worldwide.

We have filed for patent protection for this invention and its unique software and algorithms. Currently, we are targeting to market prototypes in mid to late 2015 and to be shipping product to customers in the early part of 2016.

Torvec Hydraulic Pump/Motor –

Our goal with the Torvec Hydraulic Pump/Motor is to give the marketplace a hydraulic device that:

●	Is smaller and lighter than conventional pumps and motors,
●	Is more efficient,
●	Is reliable,
●	Is price competitive,
●	Has the unique ability to scale much larger and more powerful pumps and motors.

Since 2012, we have invested in software, test equipment and personnel to enhance our development efforts. In 2012, we began a drastic redesign of the Torvec Hydraulic Pump/Motor to improve the overall performance of our pump while maintaining the significant advantages we have in size and weight. We have built our own testing facility for initial testing, which would have otherwise taken place at a third party testing facility. During 2013 and 2014, we have continued to modify designs and test prototypes in order to validate our concept and to enhance the efficiencies of the pump. In March and April of 2014, we conducted additional tests on a prototype design that yielded significant positive results. We have successfully passed a major milestone that has confirmed numerous aspects of the breakthrough concept of our technology.

Based on sophisticated computer modeling of our pump’s attributes, we are very optimistic about the qualities that our pump design has relative to conventional pumps currently in the marketplace. In October 2014, we conducted internal testing of our most recent prototype design which resulted in further supporting the conceptual framework of our design. As we anticipated may happen, we are now making some additional design modifications that will obviously enhance the overall technology. We have decided not to conduct independent testing until 2015 in order to incorporate these changes. Upon successful independent testing, which is currently scheduled for the second quarter of 2015, we plan to develop and manufacture a fixed displacement preproduction prototype pump in order to test manufacturability and its effects on performance, at which point we will repeat the independent tests for comparison purposes. In addition, we intend to develop designs for a variable displacement pump and to manufacture a preproduction variable displacement pump prototype in the second half of 2015. We have filed for patent protection for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process. Although there is still much to be done, we continue to be extremely encouraged by our testing.

The development of our new pump design has taken on added significance in light of recent U.S. Government emissions regulations for off road diesel engines that will take effect this year and will become more stringent in the future. These regulations will require diesel engines to pollute less. To help achieve these new standards, companies are attempting to run the diesel engines, and thus their hydraulic pumps, at lower rotational speeds. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in rotational speed. Among other advantages, the unique technology of the Torvec Hydraulic Pump/Motor allows a larger displacement pump to fit into the same or smaller footprint than that of existing pumps. This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

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

During the fourth quarter of 2014, we decided to temporarily suspend our development efforts for the differential technology due to design challenges we were facing with respect to durability issues in our prototypes, as well as management’s decision to focus our resources on our other technologies that have a greater likelihood of being commercialized more quickly. In the future, we may decide to continue to evaluate the durability features of our IsoTorque differential technology, and based upon the results of such evaluation, to explore the feasibility of designing and building prototypes of our IsoTorque differential for a specific market. Similarly, we intend to continue to explore relationships with potential Chinese businesses.

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

(C) Company Revenue and Expenses

Revenue for the year ended December 31, 2014 amounted to $50,000, primarily from the completion of our development agreement with BAIC, as well as from the sale of limited quantities of IsoTorque differentials into the aftermarket specific for the model C-5 Corvette platform. Cost of goods sold for the year ended December 31, 2014 amounted to $92,000, and gross margin for the period was a negative $42,000. The negative gross margin resulted mainly from initially high material costs for the differentials due to very low production quantities, in addition to development costs for the BAIC project that were not fully offset by the proceeds from the development agreement. There was no revenue or cost of goods sold reflected in the year ended December 31, 2013.

Research and development expenses for the year ended December 31, 2014 amounted to $1,154,000 as compared to $1,296,000 for the comparable period in 2013. Non-cash stock-based compensation expense attributable to stock options for the twelve months ended December 31, 2014 was a credit of $25,000 due primarily to a reversal of expense associated with the termination of unvested options during the second quarter pertaining to the departure of our chief technology officer, compared with an expense of $93,000 for the twelve months ended December 31, 2013. Excluding the non-cash stock-based compensation expense, research and development expenses for the twelve month period ended December 31, 2014 amounted to $1,179,000, a decrease of $24,000, or 2%, from $1,203,000 recorded in the same period in 2013. The decrease in 2014 was mainly attributable to lower wages and less spending on developmental components and materials.

In June 2014, our chief technology officer left the Company for personal reasons. Since his expertise was related to gear technology and the IsoTorque differential, and we have recently de-emphasized our differential development efforts to shift resources toward our other technologies, we are not planning to refill this position for the foreseeable future.

General and administrative expense for the year ended December 31, 2014 amounted to $1,440,000 compared to $1,532,000 for 2013. Non-cash stock-based compensation expense attributable to stock options for the twelve months ended December 31, 2014 was $235,000, a decrease of $307,000 from $542,000 for the twelve months ended December 31, 2013 that primarily resulted from the revaluation of unvested options for a director who resigned from the board during the first quarter of 2014, as well as the completion of expensing for certain options that had met their vesting milestones. Excluding the non-cash stock-based compensation expense, general and administrative expense for 2014 amounted to $1,205,000 compared to $990,000 in 2013. The increase of $215,000, or 22%, was primarily related to non-cash payroll expense accrual adjustments that were credits to expense in 2013 as well as higher external legal costs, offset in part by lower outside accounting fees and lower wages.

The loss from operations for the twelve month period ended December 31, 2014 was $2,636,000, compared with a loss from operations in 2013 of $2,828,000. Other income increased from $19,000 in 2013 to $33,000 in 2014, mainly resulting from higher interest income as a result of higher average cash balances, as well as lower interest expense related to lower balances in notes payable. In conjunction with the issuance of the 25,000,000 shares of Series C-2 Preferred stock in March 2014, we recorded a non-cash charge of $4,250,000 related to the beneficial conversion feature of such stock. Preferred stock dividends amounted to $264,000 in each of 2014 and 2013.

The net loss attributable to common stockholders for the year ended December 31, 2014 was $7,117,000 as compared to a net loss for the same period in 2013 of $3,073,000. The weighted average diluted common shares outstanding amounted to 45,716,000 for each of the twelve month periods ended December 31, 2014 and 2013. Diluted net loss per common share for the twelve month periods ended December 31, 2014 and 2013 was $0.16 and $0.07, respectively.

(D) Liquidity and Capital Resources

As of December 31, 2014, cash and cash equivalents totaled $3,724,000, an increase of $2,652,000 from the beginning of the year. During the twelve months ended December 31, 2014, we used $2,267,000 of cash in operating activities, relatively consistent with the $2,237,000 spent during the same period in 2013. A reported net loss of $2,603,000 in 2014, offset in part mainly by depreciation and non-cash stock-based compensation expense, resulted in cash used in operating activities amounting to $2,267,000 for the year ended December 31, 2014. A reported net loss of $2,809,000 for 2013, offset in part mainly by non-cash stock-based compensation of $635,000, resulted in cash used in operating activities amounting to $2,237,000 for the twelve month period ended December 31, 2013.

We generated a net of $13,000 in cash from investing activities in 2014 mainly related to $70,000 in proceeds from the sale of two test vehicles, offset in part by cash used for the purchase of equipment and computer software, compared with a net usage of $127,000 in cash for investing activities in 2013 to purchase fixed assets, including certain vehicles to be used for testing differential prototypes, net of $17,000 in value received for the trade-in of a vehicle that was no longer being fully utilized.

During the twelve month period ended December 31, 2014, we generated a net of $4,906,000 from financing activities, resulting from $4,954,000 in net proceeds raised from the March 2014 private placement, offset in part by payments on outstanding notes payable. During the same twelve month period in 2013, we used $113,000 for financing activities pertaining to payments on outstanding notes payable.

Current Cash Outlook:

At December 31, 2014, we have stockholders’ equity of $3,896,000, current liabilities of $114,000 and working capital of $3,625,000. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations.

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

Pursuant to the Series C-2 Preferred stock transaction in March 2014, we were required to use commercially reasonable efforts to raise $1,000,000, in a separate private placement or private placements, through the offer and sale of an additional Series C-3 Voting Convertible Preferred Stock, par value $0.01 per share. This effort was originally planned to take place within 180 days of the March 2014 transaction; however, we postponed the initiation of this additional equity raise in order to ensure that we would not jeopardize our ability to utilize certain of our net operating loss carryforwards in relation to Internal Revenue Code Section 382. The pricing of the Series C-3 Preferred Shares will be determined by the Board of Directors prior to the initial closing of the sale of those shares; however, pursuant to the terms of the Series C-2 Preferred stock transaction, the price of the Series C-3 Preferred Shares cannot be less than $0.25 per share. We are planning to conduct the sale of the Series C-3 Preferred Shares sometime in the near future, if market conditions of our stock improve. There can be no assurance, however, that we will be successful in raising this additional capital on the terms stipulated in the March 2014 transaction.

Presently, we anticipate that our cash requirements for the full year of 2015 will be in the range of approximately $2,500,000. Management believes that based upon our current cash position and the current outlook for our business operations, we will be able to continue operations through December 31, 2015.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of December 31, 2014, there was $0 accrued interest or penalties related to uncertain tax positions.

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

Recently Issued Accounting Principles

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

(F) Impact of Inflation

Inflation has not had a significant impact on our operations to date and we are currently unable to determine the extent inflation may impact our operations during our fiscal year ending December 31, 2015.

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

Contents

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Torvec, Inc.

We have audited the accompanying consolidated balance sheets of Torvec, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.

Rochester, New York
March 3, 2015

TORVEC, INC.

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$3,724,000	$1,072,000
Prepaid expenses and other current assets	15,000	31,000

Total current assets	3,739,000	1,103,000

Property and Equipment:
Office equipment and software	218,000	202,000
Shop equipment	213,000	210,000
Leasehold improvements	253,000	253,000
Transportation equipment	90,000	165,000
Construction in progress	6,000	0

	780,000	830,000
Less accumulated depreciation and amortization	509,000	396,000

Net property and equipment	271,000	434,000

Total Assets	$4,010,000	$1,537,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current portion	$6,000	$48,000
Accounts payable	67,000	58,000
Accrued liabilities	41,000	70,000
Deferred revenue	0	20,000

Total current liabilities	114,000	196,000

Notes payable, net of current portion	0	6,000

Total Liabilities	114,000	202,000

Commitments and other matters (Note I)	0	0

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 16,250,000 designated as Series C, Voting, convertible, no dividend, shares issued and outstanding at December 31, 2014 and 2013: 16,250,000 and 16,250,000, respectively	162,000	162,000
b) 25,000,000 designated as Series C-2, Voting, convertible, no dividend, shares issued and outstanding at December 31, 2014 and 2013: 25,000,000 and 0, respectively	250,000	0
c) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at December 31, 2014 and 2013: 587,101 and 587,101, respectively	6,000	6,000
d) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at December 31, 2014 and 2013: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at December 31, 2014 and 2013: 45,716,298 and 45,716,298, respectively	457,000	457,000
Additional paid-in capital	71,559,000	66,645,000
Accumulated Deficit	(68,539,000)	(65,936,000)

Total Stockholders' Equity	3,896,000	1,335,000

Total Liabilities and Stockholders' Equity	$4,010,000	$1,537,000

See notes to consolidated financial statements.

TORVEC, INC.

Consolidated Statements of Operations

	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenue	$50,000	$0
Cost of Goods Sold	92,000	0

Gross Margin	(42,000)	0

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation expense	1,179,000	1,203,000
Stock-based compensation expense related to options and warrants	(25,000)	93,000
Total research and development	1,154,000	1,296,000
General and administrative:
G&A costs, excluding stock-based compensation expense	1,205,000	990,000
Stock-based compensation expense related to options and warrants	235,000	542,000
Total general and administrative	1,440,000	1,532,000

Total costs and expenses	2,594,000	2,828,000

Loss from operations	(2,636,000)	(2,828,000)

Other income (expense)	33,000	19,000

Loss before income tax benefits	(2,603,000)	(2,809,000)

Income tax benefits	0	0

Net Loss	(2,603,000)	(2,809,000)

Preferred stock beneficial conversion feature	4,250,000	0
Preferred stock dividends	264,000	264,000

Net Loss attributable to common stockholders	$(7,117,000)	$(3,073,000)

Net Loss per share attributable to common stockholders:
Basic and Diluted	$(0.16)	$(0.07)

Weighted average number of shares of common stock:
Basic and Diluted	45,716,000	45,716,000

See notes to consolidated financial statements.

TORVEC, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Series C Preferred Stock		Series C-2 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2013	16,250,000	$162,000	0	$0	587,101	$6,000	67,500	$1,000	45,715,727	$457,000	$66,010,000	$(63,127,000)	$3,509,000

Stock-Based Compensation Related to Stock Options											635,000		635,000
Recordkeeping Adjustments									571	0	0		0
Net Loss												(2,809,000)	(2,809,000)

Balance at December 31, 2013	16,250,000	$162,000	0	$0	587,101	$6,000	67,500	$1,000	45,716,298	$457,000	$66,645,000	$(65,936,000)	$1,335,000

Issuance of Preferred C -2			25,000,000	250,000							4,704,000		4,954,000
Stock-Based Compensation Related to Stock Options											210,000		210,000
Net Loss												(2,603,000)	(2,603,000)

Balance at December 31, 2014	16,250,000	$162,000	25,000,000	$250,000	587,101	$6,000	67,500	$1,000	45,716,298	$457,000	$71,559,000	$(68,539,000)	$3,896,000

See notes to consolidated financial statements.

 TORVEC, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2014	Year Ended December 31, 2013

Cash flows from operating activities:
Net loss	$(2,603,000)	$(2,809,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,000	127,000
Gain on sale / disposition of fixed assets	(12,000)	(17,000)
Stock-based compensation related to stock options and warrants	210,000	635,000
Changes in:
Inventories	0	65,000
Prepaid expenses and other current assets	16,000	(2,000)
Deferred expenses	0	(7,000)
Deferred revenue / liabilities	(20,000)	20,000
Accrued payroll taxes	(7,000)	(205,000)
Accounts payable and other accrued expenses	(13,000)	(44,000)

Net cash used in operating activities	(2,267,000)	(2,237,000)

Cash flows from investing activities:
Purchase of property and equipment	(57,000)	(127,000)
Proceeds from sale of fixed assets	70,000	0

Net cash provided by (used in) investing activities	13,000	(127,000)

Cash flows from financing activities:
Net proceeds from sales of preferred stock	4,954,000	0
Repayments of notes payable	(48,000)	(113,000)

Net cash provided by (used in) financing activities	4,906,000	(113,000)

Net increase (decrease) in cash and cash equivalents	2,652,000	(2,477,000)

Cash and cash equivalents at beginning of period	1,072,000	3,549,000

Cash and cash equivalents at end of period	$3,724,000	$1,072,000

Supplemental Disclosures:
Interest paid	$2,000	$6,000

See notes to consolidated financial statements.

TORVEC, INC.

Notes to Consolidated Financial Statements
December 31, 2014

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at December 31, 2014). As of December 31, 2014, each of the subsidiaries is non-operational. We are intending to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  There was a $20,000 and $0 allowance for doubtful accounts as of December 31, 2014 and 2013, respectively, as determined by management.

Inventories: Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. There was a $0 and $26,000 provision for excess, obsolete or slow-moving inventory as of December 31, 2014 and December 31, 2013, respectively, as determined by management.

Property and Equipment: Property and equipment are stated at cost. Estimated useful lives are as follows:

Office Equipment and Software (years)	3	–	7
Leasehold Improvements			Lesser of useful life or lease term
Shop Equipment (years)	3	–	7
Transportation Equipment (years)		5

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and amortization expense for the years ended December 31, 2014 and 2013 amounted to $162,000 and $127,000, respectively.

Whenever events or circumstances indicate, our long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment. During the years ended December 31, 2014 and 2013, we recorded $0 in impairment charges.

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

The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at December 31, 2014 and 2013. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

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

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of acquired technology. Depreciation expense in each of the years ended December 31, 2014 and 2013 that was charged to research and development was $88,000 and $66,000, respectively.

Patent costs for the years ended December 31, 2014 and 2013 amounted to $130,000 and $141,000, respectively, and are included in general and administrative expenses.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of December 31, 2014, there was $0 accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (previously known as: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2014 and 2013, we excluded 53,605,402 and 28,705,081 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at December 31, 2014 and 2013 as the conditions for their vesting are not time-based.

401(k) Retirement Benefit Plan: During 2014, we initiated a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at management’s discretion, authorize an employer contribution based on a portion of the employees' contributions.  At the present time, we do not provide for an employer match. During 2014, we incurred administrative expenses of approximately $2,000 related to the 401(k) plan.

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

NOTE C — RELATED PARTY TRANSACTIONS

[1] We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership, with which one of our directors, is associated.

In October 2014, we extended our lease for a three-year renewal term through May 31, 2018. The current rental rate is $5,687 per month ($68,244 per annum), and in June 2015 the rental rate increases to $6,256 per month ($75,070 per annum) for the remainder of the current lease term. In addition, we are required to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. The lease agreement has one additional three-year renewal option with a 10% rate increase at the subsequent renewal period. (See Note I [1].)

[2] In December 2010, we executed a three-year consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. In December 2013, the agreement was automatically renewed for an additional three years through December 13, 2016. During 2014 and 2013, we recorded an expense of $0 and $1,000, respectively, for services rendered in relation to this agreement.

[3] In March 2012, we hired a new chief technology officer. In April 2012, we purchased various test equipment, office furniture, and supplies from this individual’s former business for a total of $162,500. We entered into a financing agreement whereby we made payments over 24 months in equal monthly installments of approximately $6,800, beginning in May 2012. Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000. During the second quarter of 2014, the note was fully paid. As of December 31, 2013, the outstanding principal on the note was approximately $27,000. Interest expense pertaining to this note amounted to approximately $0 and $3,000 for the twelve month periods ended December 31, 2014 and 2013, respectively.

In May 2012, we purchased certain additional testing tools and supplies from this individual for approximately $5,700. At January 1, 2013, we had an outstanding payable of $2,000 related to this purchase. At December 31, 2013, the outstanding payable related to this purchase was fully paid.

In June 2014, this chief technology officer resigned from his position and is no longer affiliated with the Company.

[4] Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The consulting agreement provided for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting, plus travel costs. In December 2013, we extended this consulting agreement for another year through December 31, 2014, providing for a guaranteed minimum of $2,000 per month, based on 16 hours of consulting, plus travel costs. Additional hours above this minimum in 2014 will be billed at a rate of $125 per hour. During the twelve month periods ended December 31, 2014 and 2013, we recorded an expense of approximately $28,000 and $51,000, respectively, for consulting services and travel costs related to this agreement. In November 2014, we extended this consulting agreement for another year through December 31, 2015, providing for a guaranteed minimum of 1,200 per month, based on 8 hours of consulting, plus travel costs. Additional hours above this minimum in 2015 will be billed at a rate of $150 per hour.

[5] In the first half of 2014, we sold a limited number of IsoTorque differentials into the aftermarket to Model C-5 Corvette enthusiasts. A majority of these sales, amounting to approximately $9,000, were made to one of our board members at a discount to stated list price.

NOTE D — INVENTORIES

The composition of inventories, comprised mainly of components for the production of the IsoTorque differential, was:

	December 31,	December 31,
	2014	2013
Raw Materials	$0	$26,000
Work in Process	0	0
Finished Goods	0	0
Total Inventories	0	26,000
Reserve for Excess / Obsolete Inventory	0	(26,000)
Inventories, Net	$0	$0

In the fourth quarter of 2014, we wrote off the inventory associated with the components for the production of the IsoTorque differential due to our plans to delay further development efforts on this product for the near term.

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

The provision (benefit) for income taxes for the years ended December 31, 2014 and 2013 is summarized below:

	December 31, 2014	December 31, 2013
Current tax expense (benefit):
Federal	$0	$0
State	0	0

Deferred tax expense (benefit):
Federal	(1,955,000)	(502,000)
State	677,000	(112,000)
Increase in valuation allowance	1,278,000	614,000

Provision for income taxes	$0	$0

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations is attributable to the following:

	December 31, 2014	December 31, 2013

Income tax benefit at the federal statutory rate	$(885,000)	$(955,000)
State income tax expense (benefit), net of effect of federal taxes	447,000	(74,000)
Prior period adjustment	573,000	378,000
Audit settlement	75,000	0
Other	34,000	37,000
Uncertain tax benefit release related to unrecognized tax benefits	(1,522,000)	0
Increase in valuation allowance	1,278,000	614,000

Provision for income taxes	$0	$0

The prior period adjustment resulted from reconciliations of the underlying detail related to deferred startup costs.

The deferred tax asset at December 31, 2014 and 2013 consists of the following:

	2014	2013
Deferred income tax assets:
Net operating loss carryforwards	$2,764,000	$3,057,000
Deferred startup costs	12,443,000	13,122,000
Stock-based compensation	2,791,000	2,854,000
Other	48,000	34,000

	18,046,000	,19,067,000
Less: Valuation allowance	(17,521,000)	(16,243,000)

Net deferred tax asset	525,000	2,824,000

Deferred income tax liabilities:
Tax accounting method change	(525,000)	(1,092,000)
Less: Uncertain tax benefit liability	0	(1,732,000)

Net deferred tax assets	$0	$0

At December 31, 2014, we have approximately $7,471,000 and $6,967,000 of adjusted federal and New York State net operating loss carryforwards, respectively, to offset future taxable income. These net operating losses begin expiring in 2022 through 2031. Additionally, from the date of inception through 2014, we have accumulated approximately $37,908,000 of adjusted deferred startup costs, subject to certain alternative minimum tax limitations. Start-up costs will be amortized over a 15 year period beginning in the year we begin an active trade or business. We have provided a full valuation allowance on the net deferred tax assets due to uncertainty of realization through future earnings.

The excess tax benefits associated with stock warrant exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits available in deferred start-up costs, but not reflected in deferred tax assets was approximately $4,475,000. The uncertain tax benefits included in the tabular reconciliation relate to these excess tax benefits.

Based upon the change in ownership rules under Section 382 of the Internal Revenue Code of 1986, if a company issues common stock or other equity instruments convertible into common shares which result in an ownership change exceeding a 50% limitation threshold over a rolling three-year timeframe as imposed by that Section, all of that company’s net operating loss carryforwards may be significantly limited as to the amount of use in any particular year. During 2014, we conducted an analysis relative to the Section 382 regulations, and concluded that we have not had a cumulative ownership change that would limit the use of our net operating loss carryforwards.

Reconciliations of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013

Balance as of January 1	$1,732,000	$1,732,000
Additions based on tax positions related to the current year	0	0
Additions for tax positions of prior years	75,000	0
Reductions for tax positions of prior years	0	0
Reductions based on enacted change in state rate	(66,000)	0
Settlements	(75,000)	0

Balance as of December 31	$1,666,000	$1,732,000

Tax years that remain subject to examination for our major tax jurisdictions include the years ended December 31, 2011 through December 31, 2013. The federal income tax audit for calendar year 2012 recently concluded and resulted in a reduction to our net operating loss carryforward of $222,000.

NOTE F — ACCRUED LIABILITIES

At December 31, 2014 and 2013, accrued liabilities consist of the following:

	2014	2013
Accrued Compensation	$29,000	$53,000
Accrued Payroll Taxes Payable	0	7,000
Accrued Legal	10,000	8,000
Other	2,000	2,000
	$41,000	$70,000

NOTE G — NOTES PAYABLE AND OTHER DEBT

As of December 31, 2014 and 2013, notes payable consists of the following:

	2014	2013
Copy Machine (1)	2,000	3,000
Engineering Design Software (2)	0	14,000
Test Equipment and Supplies (3)	0	27,000
Automobile (4)	4,000	10,000
	$6,000	$54,000

(1)

In November 2010, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout option. The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170 with an implicit interest rate of approximately 5.3%.

(2)

In August 2011, we financed the purchase of engineering design software, along with a one-year maintenance agreement, through a three year loan maturing in August 2014, and collateralized by the software. The total cost of the software and the maintenance agreement was approximately $64,800. The monthly payments were approximately $2,100 with an implicit interest rate of approximately 9.6%.

(3)

In April 2012, we financed the purchase of various test equipment, office furniture, and supplies from a business that was affiliated with our former chief technology officer, through a 24 month promissory note for a total amount to be paid of $162,500. Based on an imputed interest rate of approximately 5%, the initial principal of the note was approximately $154,000. The monthly payments were approximately $6,800.

(4)

In August 2012, we purchased an automobile for $16,600, a vehicle that we had previously been leasing. We financed this purchase with a 36- month promissory note. The interest rate on the loan is approximately 10%, and the payments are approximately $540 per month.

The entire outstanding balance of notes payable is due during the year ending December 31, 2015.

In 2014, we established a corporate credit card program through our primary financial institution, JPMorgan Chase Bank, N.A. In so doing, we granted a security interest to the Bank in our premium commercial money market account to act as collateral for the activity within the corporate card program, up to $20,000.

NOTE H — STOCKHOLDERS’ EQUITY

[1] Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the years ended December 31, 2014 and 2013, we did not issue any shares of common stock.

 [2] Preferred Stock

Our certificate of incorporation permits the Company to issue up to 100,000,000 shares of $.01 par value preferred stock. The board of directors has the authority to allocate these shares into as many separate classes of preferred as it deems appropriate and with respect to each class, designate the number of preferred shares issuable and the relative rights, preferences, seniority with respect to other classes and to our common stock and any limitations and/or restrictions that may be applicable without obtaining shareholder approval.

(a)	Class A Preferred Stock

We have authorized the issuance of up to 3,300,000 Class A Non-Voting Cumulative Convertible Preferred Shares. Each Class A Preferred Share is convertible after a one year holding period, at the holder’s election, into one share of our common stock. The conversion rate is subject to adjustment in the event of the issuance of our common stock as a dividend or distribution and in the case of the subdivision or combination of our common stock. The Class A Preferred has no voting rights, except with respect to matters directly impacting upon the rights and privileges accorded to such Class.

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

Cumulatively through December 31, 2014, we have sold an aggregate 765,512 shares of Class A Preferred for proceeds of approximately $3,062,000. No Class A Preferred shares were sold during the years ended December 31, 2014 and 2013.

Class A Preferred shareholders have converted an aggregate 189,750 Class A Preferred into our common stock (on a one to one basis) through December 31, 2014, with 0 Class A Preferred shares converted in each of the years ended December 31, 2014 and 2013.

For each of the years ended December 31, 2014 and 2013, we settled 0 Class A Preferred dividends. Cumulatively through December 31, 2014, we have settled an aggregate Class A Preferred dividend amounting to approximately $242,000 through the issuance of 11,339 Class A Preferred shares and 100,924 common shares.

At December 31, 2014, there were 587,101 outstanding shares of Class A Preferred stock, of which 11,339 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 575,762 outstanding shares of Class A Preferred stock amounted to approximately $2,249,000 at December 31, 2014.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $2,249,000 and $2,019,000 at December 31, 2014 and 2013, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

(b)	Class B Preferred Stock

We have authorized the issuance of up to 300,000 Class B Non-Voting, Cumulative Convertible Preferred Shares to fund the business operations of Iso-Torque Corporation, an entity incorporated to separately commercialize the Company’s IsoTorque differential technology.

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

Cumulatively through December 31, 2014, we have sold an aggregate 97,500 Class B Preferred in a number of private placements for proceeds of approximately $487,500. No Class B Preferred shares were sold during the years ended December 31, 2014 and 2013.

Class B Preferred shareholders have converted an aggregate 30,000 Class B Preferred into our common stock (on a one to one basis) through December 31, 2014.

Through December 31, 2014, no Class B Preferred shares have been issued to converting Class B Preferred shareholders as a dividend.

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. For the years ended December 31, 2014 and 2013, we settled 0 Class B Preferred dividends. Cumulatively through December 31, 2014, we have issued 35,431 restricted common shares in payment of Class B dividends amounting to approximately $51,000.

At December 31, 2014, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $319,000. In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders and our Class A Preferred shareholders, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $319,000 and $285,000 at December 31, 2014 and 2013, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

(c)	Series C Preferred Stock

We have authorized and issued 16,250,000 shares of Series C Voting Convertible Preferred Stock.

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

Cumulatively through December 31, 2014, Series C Preferred shareholders have converted 0 shares of Series C Preferred into common stock. At December 31, 2014, there were 16,250,000 shares of Series C Preferred stock outstanding. The value of the Series C Preferred shareholders’ liquidation preference was $6,500,000 at December 31, 2014 and 2013.

(d)	Series C-2 Preferred Stock

In March 2014, the board of directors authorized, and Class A Preferred, Class B Preferred and Series C Preferred shareholders approved, a series of preferred stock, namely 25,000,000 shares of Series C-2 Voting Convertible Preferred Stock. On March 28, 2014, we sold and issued a total of 25,000,000 shares of Series C-2 Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $5,000,000. Direct expenses of approximately $46,000 pertaining to the transaction, consisting of primarily external legal costs, were incurred, resulting in net proceeds of approximately $4,954,000.

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

In conjunction with the issuance of the 25,000,000 shares of Series C-2 Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature was approximately $4,250,000, which was recorded in the first quarter of 2014 and is reflected in our condensed consolidated statements of operations for the year ended December 31, 2014 as an adjustment to arrive at the net loss attributable to common stockholders.

The Series C-2 Preferred Shares will not be and have not been registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

For the twelve month period ended December 31, 2014, Series C-2 Preferred shareholders converted 0 shares of Series C-2 Preferred into common stock. At December 31, 2014, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at December 31, 2014.

[3] Stock Options

(a)	1998 Stock Option Plan

In 1998, shareholders approved the 1998 Stock Option Plan (the “1998 Plan”) which provided for the grant of up to 2,000,000 common stock options. Options granted under the 1998 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. Options may vest over five years.

By its terms, our 1998 Plan terminated as to the grant of future options in 2008. Consequently, no additional stock options have been granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. No options were granted or exercised under the 1998 Plan during the years ended December 31, 2014 and 2013. In 2014 and 2013, 0 and 441,848 options, respectively, that had previously been granted under the 1998 Plan, expired by their terms.

Through December 31, 2014, a total of 1,823,895 stock options had been granted under the 1998 Plan, no stock options had been exercised, and 1,723,895 stock options have expired. As of December 31, 2014, there were 100,000 outstanding stock options under the 1998 Plan, all of which were fully vested.

(b)	2011 Stock Option Plan

In 2011, shareholders approved the 2011 Stock Option Plan (the “2011 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified stock options and incentive stock options.

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

During 2013, we granted an incentive stock option to an existing employee to acquire 25,000 common shares at an exercise price of $.45 per share, exercisable for 10 years. The option vests in four tranches of 25% of the total granted shares on each of the four annual anniversary dates from the initial date of grant.

Also in 2013, we granted a non-qualified stock option to our chairman of the board to acquire 100,000 common shares at an exercise price of $.36 per share, exercisable for 10 years. This grant relates to the chairman’s services as a director and replaced a previously issued option that had recently expired by its terms. The option vests in four tranches of 25% of the total granted shares on each of the four annual anniversary dates from the initial date of grant.

During 2014, we granted incentive stock options to new and existing employees to acquire a total of 21,000 common shares at exercise prices ranging from $.20 to $.40 per share, exercisable for 10 years. The options vest in four tranches of 25% of the total granted shares on each of the four annual anniversary dates from the initial date of grant.

Also in 2014, we granted incentive stock options to several employees to acquire a total of 200,000 common shares at an exercise price of $.22 per share, exercisable for 10 years. The options will fully vest upon the first day the closing trading price of the common stock of the Company shall be $10.00 or greater.

For the years ended December 31, 2014 and 2013, we granted 221,000 and 125,000 stock options under the 2011 Plan, and no options expired or were exercised. As of December 31, 2014, there were 1,278,000 stock options outstanding under the 2011 Plan, 775,000 of which were vested. At December 31, 2014, there were 1,722,000 options remaining available for future grant under the 2011 Plan.

For the years ended December 31, 2014 and 2013, we recorded compensation expense of ($67,000) and $234,000, respectively, related to the 2011 Stock Option Plan. The credit in 2014 resulted from the transition of one of our board members from active status to an advisory role and employee departures resulting in the reversal of expense related to the forfeiture of unvested options.

(c)	Non-Plan Options

On occasion, we have granted non-qualified stock options to certain officers, directors and employees that have been outside of established Company Stock Option Plans. All such option grants have been authorized by shareholder approval.

The expense recognized for options that are granted to consultants (i.e., non-employees) reflect fair value, based on updated valuation assumptions using the Black-Scholes valuation model at each measurement period. Such expense is apportioned over the requisite service period of the consultant, which is concurrent with the vesting dates of the various tranches.

As of December 31, 2014, there were a total of 6,965,000 non-plan options outstanding, of which 4,477,500 were fully vested. During the twelve-month periods ended December 31, 2014 and 2013, 337,500 and 400,000 non-plan stock options, respectively, became vested. During the twelve-month periods ended December 31, 2014 and 2013, 98,336 and 98,332 non-plan stock options, respectively, were cancelled. No non-plan stock options were exercised in 2014 or 2013.

For the years ended December 31, 2014 and 2013, we recorded compensation expense of $277,000 and $401,000, respectively, related to the non-plan options.

(d)	Summary

For the years ended December 31, 2014 and 2013, compensation cost related to all stock options amounted to $210,000 and $635,000, respectively. As of December 31, 2014, there was approximately $229,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average 1.3 years.

The weighted average grant date fair value of all stock options granted during the years ended December 31, 2014 and 2013 was $.18 and $.34, respectively. The total grant date fair value of all stock options vested during the years ended December 31, 2014 and 2013 was approximately $776,000 and $808,000, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2014	2013
Expected Term (years)	9.6	6.2
Expected forfeiture rate	0%	0%
Risk-free rate	2.2%	1.8%
Volatility	80.9%	133.2%
Dividend yield	0.0%	0.0%

Included in the 2014 assumptions above is the impact of 200,000 stock options that were granted to several employees under the 2011 Plan that will vest based on certain market conditions, specifically whereby the options will fully vest upon the first day the closing trading price of the common stock of the Company shall be $10.00 or greater. We considered using a lattice model to value these particular options, but concluded that the Black-Scholes option-pricing model was sufficient and not materially different than the results we would have obtained using the lattice model.

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the years ended December 31, 2014 and 2013:

			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Shares		Price	Term (years)	Value
Outstanding at January 1, 2013	8,885,516	(A)	$.94
Granted	125,000		.38
Exercised	0		.00
Canceled or expired	(540,180)		4.75

Outstanding at January 1, 2014	8,470,336	(A)	$.69
Granted	221,000		.23
Exercised	0		.00
Canceled or expired	(348,336)		.84

Outstanding at December 31, 2014	8,343,000	(A)	$.63	6.0	$0

Exercisable at December 31, 2013	4,884,082		$.80

Exercisable at December 31, 2014	5,352,500		$.73	5.8	$0

Note (A) – Figures include the impact of 405,000 options that were granted in 2011 to replace options / warrants previously granted to certain engineering personnel. The previously issued options / warrants will expire as these newer options vest on a one-to-one basis. During 2013, 134,998 of these options vested, and 98,332 previously issued options and 36,666 previously issued warrants were cancelled concurrently in conjunction with the vesting of the 2011 options. Again during 2014, 135,004 of these options vested, and 98,336 previously issued options and 36,668 previously issued warrants were cancelled concurrently in conjunction with the vesting of the 2011 options. As of December 31, 2014, there are 0 options of the 2011 options remaining to vest.

As of December 31, 2014, the exercise prices of all outstanding stock options ranged from $.20 per share to $5.00 per share. As of December 31, 2014, the exercise prices of all vested stock options ranged from $.36 per share to $5.00 per share.

[4] Warrants

The following summarizes the activity of our outstanding warrants for the years ended December 31, 2014 and 2013:

					Weighted
			Weighted		Average
			Average		Remaining	Aggregate
			Exercise		Contractual	Intrinsic
	Shares		Price		Term	Value
Outstanding at January 1, 2013	3,430,084		$2.12	(A)
Granted	0		0
Exercised	0		0
Canceled or expired	(36,666)	(D)	5.00

Outstanding at January 1, 2014	3,393,418		$2.06	(A)
Granted	0		0
Exercised	0		0
Canceled or expired	(36,668)	(D)	5.00

Outstanding at December 31, 2014	3,356,750		$1.99	(A)	5.6 (B)	$77,000

Exercisable at December 31, 2013	2,768,418		$2.63

Exercisable at December 31, 2014	2,731,750		$2.55		5.6 (C)	$77,000

(A)	The weighted average exercise price for warrants outstanding as of December 31, 2014, January 1, 2014 and 2013 excludes 1,750,000 warrants in each period with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of December 31, 2014 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of December 31, 2014 excludes 118,500 warrants with no expiration date.
(D)

In 2011, a total of 110,000 stock options were granted to an engineer to replace warrants previously granted to that individual. The previously issued warrants will expire as these newer options vest on a one-to-one basis. During 2013, 36,666 previously issued warrants were cancelled concurrently in conjunction with the vesting of the 2011 options. Again during 2014, 36,668 previously issued warrants were cancelled concurrently in conjunction with the vesting of the 2011 options. As of December 31, 2014, there are 0 warrants remaining to be cancelled in conjunction with the replacement stock option granted in 2011. (See Note H [3]d.)

NOTE I — COMMITMENTS AND OTHER MATTERS

[1] Leases

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership, with which Asher J. Flaum, a Company director, is associated.

In October 2014, we extended our lease for a three-year renewal term through May 31, 2018. The current rental rate is $5,687 per month ($68,244 per annum), and in June 2015 the rental rate increases to $6,256 per month ($75,070 per annum) for the remainder of the current lease term. In addition, we are required to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. The lease agreement has one additional three-year renewal option with a 10% rate increase at the subsequent renewal period. (See Note C [2].)

Rent expense for the years ended December 31, 2014 and 2013 was approximately $68,000 and $68,000, respectively. Rent payments required under the extended lease for the years ending December 31, 2015, 2016, 2017 and 2018 amount to approximately $72,000, $75,000, $75,000 and $31,000, respectively.

[2] Employment Agreements

In 2010, we appointed a new chief executive officer and executed a five year employment agreement pursuant to which his base compensation would be $50,000 per annum, which compensation increases to $200,000 per annum on the first day of the calendar year immediately following the calendar year in which we have adjusted EBITDA of at least $300,000 (earnings before interest, taxes, depreciation and amortization, but excluding all non-cash expenses associated with stock options). In September 2014, the CEO agreed to temporarily reduce his base compensation to $25,000 per annum. Under the employment agreement, the CEO is entitled to a performance bonus based upon financial targets established each year in good faith by the Governance and Compensation Committee and the achievement of individual management objectives established annually by such committee. The CEO is entitled to participate in all employee benefit plans as are provided from time to time for senior executives. If we terminate the CEO without cause, remove him as CEO, or a change in control of the Company occurs, the CEO is entitled to three years’ severance pay, consisting of base pay and any incentive compensation.

[3] Consulting Agreements

In 2010, we engaged the services of a consulting firm to provide expertise with business development initiatives, strategic planning and general funding opportunities. In 2011, we modified the agreement, terminating the consulting portion of the contract while agreeing to pay the consultant a commission equal to 4% of the value received by us from third parties introduced by or through the auspices of the consultant through January 1, 2017. No commissions have been paid or accrued through December 31, 2014.

In December 2010, we executed a three-year consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. In December 2013, the agreement was automatically renewed for an additional three years through December 13, 2016. During 2014 and 2013, we recorded an expense of $0 and $1,000, respectively, for services rendered in relation to this agreement.

Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The consulting agreement provided for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting, plus travel costs. In December 2013, we extended this consulting agreement for another year through December 31, 2014, providing for a guaranteed minimum of $2,000 per month, based on 16 hours of consulting, plus travel costs. Additional hours above this minimum in 2014 will be billed at a rate of $125 per hour. During the twelve month periods ended December 31, 2014 and 2013, we recorded an expense of approximately $28,000 and $51,000, respectively, for consulting services and travel costs related to this agreement. In November 2014, we extended this consulting agreement for another year through December 31, 2015, providing for a guaranteed minimum of $1,200 per month, based on 8 hours of consulting, plus travel costs. Additional hours above this minimum in 2015 will be billed at a rate of $150 per hour.

[4] Prototype Development Agreement

In January 2013, we entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd. (“BAIC”). Under the agreement, BAIC agreed to pay us to manufacture a number of prototypes of our IsoTorque® differential for one of BAIC’s anticipated future car models. We agreed to supply BAIC with these prototypes for its evaluation and testing. During the third quarter of 2013, we received an initial cash deposit of approximately $20,000 along with initial documentation and hardware. The total value of this development project is approximately $39,000 with a timetable for completion of our work of 25 weeks from the date we received all items specified from BAIC. Since there essentially is one performance milestone associated with this agreement, we deferred the recognition of revenue and related expenses on this project until we had delivered the prototype units at the completion of the current development agreement. In April 2014, we completed our performance obligations under the agreement. During the second quarter of 2014, we recorded approximately $39,000 in revenue associated with this agreement, along with related expenses of approximately $50,000. In December 2014, we recorded an uncollectible reserve against the outstanding receivable balance of approximately $20,000 due to the delinquency in receiving payment from this customer.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Richard A. Kaplan, our chief executive officer and principal accounting officer, as of December 31, 2014, has informed the board of directors that, based upon his evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-K), such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management (including the chief executive officer) as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections or any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The audit committee of our board of directors meets with our independent registered public accounting firm and management periodically to discuss internal control over financial reporting, auditing and financial reporting matters. The audit committee reviews with our independent registered public accountants the scope and the results of the audit effort. The audit committee’s report can be found in the definitive proxy statement issued in connection with the Company’s 2015 annual meeting of shareholders.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 “Internal Control—Integrated Framework”. Based upon its assessment, management concluded that as of December 31, 2014 internal control over financial reporting is effective.

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

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 18, 2015. Information regarding our Executive Officers is found in Part I, Item 1 of this report.

Item 11.	EXECUTIVE COMPENSATION

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 18, 2015.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 18, 2015.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 18, 2015.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference to the Proxy Statement filed in connection with the annual meeting of shareholders to be held on June 18, 2015.

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

None.

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

	3.7	Certificate of Amendment to the Certificate of Incorporation dated September 21, 2011 setting forth terms and conditions of Class C Preferred, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

	3.8	Certificate of Amendment to the Certificate of Incorporation of Torvec, Inc., dated March 28, 2014 setting forth terms and conditions of Series C-2 Preferred, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

(4)	Instruments defining the rights of holders including indentures

None.

(9)		Voting Trust Agreement

None.

(10)		Material Contracts

10.1

The Company’s 1998 Stock Option Plan and related Stock Options Agreements, incorporated by reference to Form S-8, Registration Statement, registering 2,000,000 shares of the Company’s $.01 par value common stock reserved for issuance thereunder, effective December 17, 1998;

	10.2	Option Agreement between Matthew R. Wrona and Torvec, Inc. dated June 30, 2005, incorporated by reference to Form 10-QSB filed for fiscal quarter ended June 30, 2005;

	10.3	Stock Option Agreement dated September 30, 2010 between the company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

	10.4	Employment Agreement dated October 4, 2010 between the company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

	10.5	Letter Agreement dated October 18, 2010 between the company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010;

	10.6	Stock Option Agreement dated October 18, 2010 between the company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010;

	10.7	2011 Stock Option Plan and template agreements to be used to grant options thereunder, incorporated by reference to Annual Report (Form 10-K) filed March 29, 2011

	10.8	Agreement dated December 13, 2010 between Heinrocket Inc. as Consultant and Torvec, Inc., incorporated by reference to Annual Report (Form 10-K) filed March 29, 2011.

10.9

Securities Purchase Agreement by and among Torvec, Inc., a New York corporation, B. Thomas Golisano, and each purchaser listed on the Schedule of Purchasers attached thereto, dated September 23, 2011, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

	10.10	Form of Warrant to Purchase Common Stock of Torvec, Inc., incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

	10.11	Form of Directors Subscription Agreement, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

10.12

Investors’ Rights Agreement by and between Torvec, Inc., a New York corporation, B. Thomas Golisano, Charles T. Graham, and David Still, dated September 23, 2011, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

10.13	Letter Agreement between Torvec, Inc. and SCIRE Corporation, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 27, 2012.
10.14	Letter Agreement between Torvec, Inc. and SCIRE Corporation, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 5, 2013.

10.15

Securities Purchase Agreement by and among Torvec, Inc., B. Thomas Golisano, and each purchaser listed on the Schedule of Purchasers attached thereto, dated March 28, 2014, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

10.16

Amended and Restated Investors’ Rights Agreement by and between Torvec, Inc., B. Thomas Golisano, Charles T. Graham, and David Still, dated March 28, 2014, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

10.17	Letter Agreement between Torvec, Inc. and SCIRE Corporation, filed herewith.

10.18	First Amendment to the Torvec, Inc. 2011 Stock Option Plan, filed herewith.

(11)	Statement re computation of per share earnings (loss)

Not applicable.

(14)	Code of Ethics

None.

(16)	Letter on change in certifying accountant

None.

(18)	Letter re change in accounting principles

None.

(20)	Other documents or statements to security holders

None.

(21)	Subsidiaries of the registrant

Ice Surface Development, Inc. (New York) Iso-Torque Corporation (New York)

(22)	Published report regarding matters submitted to vote of security holders

None.

(23)	Consents of experts and counsel

None.

(24)	Power of attorney

None.

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications – CEO

(31.2)	Rule 13(a)-14(a)/15(d)-14(a) Certifications – PAO

(32)	Section 1350 Certification

(99)	Additional exhibits

None.

(100)	XBRL-related documents

None.

(101)

The following materials from Torvec, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Earnings for the years ended December 31, 2014 and 2013, (ii) Statements of Financial Position at December 31, 2014 and 2013, (iii) Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements*

 * Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.
Dated: March 3, 2015	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 3, 2015	By:	/s/ Richard A. Kaplan Richard A. Kaplan, Chief Executive Officer, Principal Accounting Officer and Director

Dated: March 3, 2015	By:	/s/ Keith E. Gleasman Keith E. Gleasman, President and Director

Dated: March 3, 2015	By:	/s/ Thomas F. Bonadio Thomas F. Bonadio, Director

Dated: March 3, 2015	By:	/s/ William W. Destler William W. Destler, Director

Dated: March 3, 2015	By:	/s/ Asher J. Flaum Asher J. Flaum, Director

Dated: March 3, 2015	By:	/s/ John W. Heinricy John W. Heinricy, Director

Dated: March 3, 2015	By:	/s/ Thomas J. Labus Thomas J. Labus, Director

Dated: March 3, 2015	By:	/s/ Charles N. Mills Charles N. Mills, Director

Dated: March 3, 2015	By:	/s/ E. Philip Saunders E. Philip Saunders, Director

Dated: March 3, 2015	By:	/s/ Gary A. Siconolfi Gary A. Siconolfi, Director

EXHIBIT INDEX

Exhibit	Description
10. 17	Letter Agreement between Torvec, Inc. and SCIRE Corporation

10.18	First Amendment to Torvec, Inc. 2011 Stock Option Plan

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification – CEO

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification – PAO

32	Section 1350 Certification

101

The following materials from Torvec, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Earnings for the years ended December 31, 2014 and 2013, (ii) Statements of Financial Position at December 31, 2014 and 2013, (iii) Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements*

 * Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.