Form 10-Q
period 2015-03-31
TORVEC INC
filed 2015-05-12
CIK 1063197

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 12, 2015
Common Stock, $0.01 par value	45,754,041

TORVEC, INC.
(a development stage company)

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014	1

	Condensed Consolidated Statements of Operations – Three Month Periods Ended March 31, 2015 and 2014 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows – Three Month Periods Ended March 31, 2015 and 2014 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information .	19

Item 6.	Exhibits	20

SIGNATURE PAGE		22

EXHIBITS

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

i

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TORVEC, INC.
Condensed
Consolidated Balance Sheets

	March 31, 2015 (unaudited)	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$3,264,000	$3,724,000
Prepaid expenses and other current assets	11,000	15,000

Total current assets	3,275,000	3,739,000

Property and Equipment:
Office equipment and software	218,000	218,000
Shop equipment	213,000	213,000
Leasehold improvements	253,000	253,000
Transportation equipment	86,000	90,000
Construction in progress	12,000	6,000
	782,000	780,000
Less accumulated depreciation and amortization	541,000	509,000

Net property and equipment	241,000	271,000

Total Assets	$3,516,000	$4,010,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current portion	$4,000	$6,000
Accounts payable	71,000	67,000
Accrued liabilities	68,000	41,000

Total Liabilities	143,000	114,000

Commitments and other matters (Note G)

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 16,250,000 designated as Series C, Voting, convertible, no dividend, shares issued and outstanding at March 31, 2015 and December 31, 2014: 16,250,000, respectively	162,000	162,000
b) 25,000,000 designated as Series C-2, Voting, convertible, no dividend, shares issued and outstanding at March 31, 2015 and December 31, 2014: 25,000,000, respectively	250,000	250,000
c) 3,300,000 designated as Class A, Non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at March 31, 2015 and December 31, 2014: 565,721 and 587,101, respectively	6,000	6,000
d) 300,000 designated as Class B, Non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at March 31, 2015 and December 31, 2014: 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at March 31, 2015 and December 31, 2014: 45,754,041 and 45,716,298, respectively	457,000	457,000
Additional paid-in capital	71,613,000	71,559,000
Accumulated Deficit	(69,116,000)	(68,539,000)

Total Stockholders' Equity	3,373,000	3,896,000

Total Liabilities and Stockholders' Equity	$3,516,000	$4,010,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
Condensed
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue	-	$1,000
Cost of Goods Sold	-	27,000

Gross Margin	-	(26,000)

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation expense	272,000	359,000
Stock-based compensation expense related to options and warrants	2,000	17,000
Total research and development	274,000	376,000
General and administrative:
G&A costs, excluding stock-based compensation expense	253,000	332,000
Stock-based compensation expense related to options and warrants	53,000	(4,000)
Total general and administrative	306,000	328,000

Total costs and expenses	580,000	704,000

Loss from operations	(580,000)	(730,000)

Other income	3,000	-

Loss before income taxes	(577,000)	(730,000)

Income taxes	-	-

Net Loss	(577,000)	(730,000)

Preferred stock beneficial conversion feature	-	4,250,000
Preferred stock dividends	64,000	66,000

Net Loss attributable to common stockholders	$(641,000)	$(5,046,000)

Net Loss per share attributable to common stockholders:
Basic and Diluted	$(0.01)	$(0.11)

Weighted average number of shares of common stock:
Basic and Diluted	45,754,000	45,716,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Cash flows from operating activities:
Net loss	$(577,000)	$(730,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,000	43,000
Loss on sale / disposition of fixed assets	2,000	0
Stock-based compensation related to stock options and warrants	53,000	13,000
Changes in:
Accounts receivable	0	(1,000)
Inventories	0	(13,000)
Prepaid expenses and other current assets	4,000	(16,000)
Accrued payroll taxes	0	(2,000)
Accounts payable and other accrued expenses	31,000	139,000

Net cash used in operating activities	(454,000)	(567,000)

Cash flows from investing activities:
Purchase of property and equipment	(6,000)	0
Proceeds from sale of fixed assets	2,000	0

Net cash used in investing activities	(4,000)	0

Cash flows from financing activities:
Net proceeds from sales of preferred stock	0	4,954,000
Repayments of notes payable	(2,000)	(27,000)

Net cash (used in) provided by financing activities	(2,000)	4,927,000

Net (decrease) increase in cash and cash equivalents	(460,000)	4,360,000

Cash and cash equivalents at beginning of period	3,724,000	1,072,000

Cash and cash equivalents at end of period	$3,264,000	$5,432,000

Supplemental Disclosures:
Interest paid	$0	$1,000
Income taxes paid	$0	$0
Conversion of preferred dividends	$65,000	$0

See notes to condensed consolidated financial statements.

TORVEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY AND BASIS OF PRESENTATION

The interim information contained herein with respect to the three month periods ended March 31, 2015 and 2014 has not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three month periods ended March 31, 2015 and 2014. The results are not necessarily indicative of results to be expected for the entire year.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at March 31, 2015 and December 31, 2014). As of March 31, 2015, each of the subsidiaries is non-operational. We are intending to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  There was $20,000 allowance for doubtful accounts as of March 31, 2015 and December 31, 2014, as determined by management.

Property and Equipment: Property and equipment are stated at cost. Estimated useful lives are as follows:

Office Equipment and Software	3 – 7 years
Leasehold Improvements	Lesser of useful life or lease term
Shop Equipment	3 – 7 years
Transportation Equipment	5 years

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and amortization expense for the three month periods ended March 31, 2015 and 2014 amounted to $33,000 and $43,000, respectively.

Whenever events or circumstances indicate, our long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment. During the three month periods ended March 31, 2015 and 2014, we recorded $0 in impairment charges.

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

The FASB’s (Financial Accounting Standards Board) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at March 31, 2015 and December 31, 2014. The carrying amount of cash, accounts receivable, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

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

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of acquired technology. Depreciation expense for the three month periods ended March 31, 2015 and 2014 that was charged to research and development was $20,000 and $24,000, respectively.

Patent costs for the three month periods ended March 31, 2015 and 2014 amounted to $38,000 and $32,000, respectively, and are included in general and administrative expenses.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of March 31, 2015, there was $0 accrued interest or penalties related to uncertain tax positions. The tax years 2011 through 2014 remain open to examination by the federal and state tax jurisdictions to which we are subject.

Loss per Common Share: FASB’s ASC 260-10 (previously known as FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At March 31, 2015 and 2014, we excluded 53,570,093 and 53,721,662 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at March 31, 2015 and 2014 as the conditions for their vesting are not time-based.

Recent Accounting Pronouncements: ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU 2014-12 requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. To account for such awards, a reporting entity should apply existing guidance in FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.

ASU 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items This ASU eliminates from GAAP the concept of extraordinary items. ASU 2015-1 is effective for the annual period ending after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

NOTE C — RELATED PARTY TRANSACTIONS

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership in which one of our directors is associated.

In October 2012, we extended lease for a three-year renewal term through May 18, 2018. The current rental rate is $5,687 per month ($68,244 per annum) and in June 2015 the rental rate increases to $6,256 per month ($75,070 per annum) for the remainder of the lease term. In addition, we are required to pay a proportionate share of the yearly real estate taxes and yearly common area costs. The lease agreement has a three-year renewal option that includes a 10% rate increase at the renewal period. (See Note G)

During 2010 we executed a consultant agreement with a director to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. During each of the three month periods ended March 31, 2015 and 2014, we recorded an expense of $0 for services rendered in relation to this agreement. Cumulatively, through March 31, 2015, we have recorded approximately $3,000 of expense for services rendered in relation to this agreement.

During 2013 we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The consulting agreement provided for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting, plus travel costs. On December 4, 2013, we extended this consulting agreement for another year through December 31, 2014, providing for a guaranteed minimum of $2,000 per month, based on 16 hours of consulting, plus travel costs. On November 18, 2014, we extended this consulting agreement for another year through December 31, 2015, providing for a guaranteed minimum of $1,200 per month, based on 8 hours of consulting, plus travel costs. During the three month periods ended March 31, 2015 and 2014, we recorded an expense of approximately $4,000 and $7,000, respectively, for consulting services and travel costs related to this agreement.

Effective April 13, 2015, we entered into a consulting agreement with ProNexus LLC, of which one of our directors, Thomas Bonadio, through his affiliation with The Bonadio Group, is a minority investor. ProNexus LLC has been engaged to provide us with outsource finance and accounting expertise and services. The agreement calls for these services to be billed at an hourly rate and are estimated to aggregate $60,000 in 2015.

NOTE D — ACCRUED LIABILITIES

At March 31, 2015 and December 31, 2014, accrued liabilities consist of the following:

	March 31,	December 31,
	2015	2014
Accrued Compensation	$24,000	$29,000
Accrued Legal	13,000	10,000
Other	31,000	2,000
	$68,000	$41,000

NOTE E — NOTES PAYABLE

As of March 31, 2015 and December 31, 2014, notes payable consists of the following:

	March 31,	December 31,
	2015	2014
Copy Machine	$1,000	$2,000
Automobile	3,000	4,000
	$4,000	$6,000

In 2010 we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout. The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170 with an implicit interest rate of approximately 5.3%.

In 2012 we purchased an automobile for $16,600, a vehicle that we had previously been leasing. We financed this purchase with a 36 month promissory note. The interest rate on the loan is approximately 10%, and the payments are approximately $540 per month.

NOTE F — STOCKHOLDERS’ EQUITY

Common Stock

We have 400 million common shares authorized with a par value of $0.01 per share. During the three months ended March 31, 2015 we issued 21,380 common shares upon the election of a Class A preferred shareholder conversion and 16,363 common shares issued in satisfaction of Class A preferred dividend distribution.

Preferred Stock

Our certificate of incorporation permits the Company to issue up to 100,000,000 shares of $0.01 par value preferred stock. Under the amendment, the board of directors has the authority to allocate these shares into as many separate classes of preferred as it deems appropriate and with respect to each class, designate the number of preferred shares issuable and the relative rights, preferences, seniority with respect to other classes and to our common stock and any limitations and/or restrictions that may be applicable without obtaining shareholder approval.

Class A Preferred Stock

During the three months ending March 31, 2015, holders of Class A Preferred shares converted 21,380 shares into common stock and the Company settled $65,000 Class A Preferred dividends. No Class A Preferred shares were sold during the three month period ended March, 31, 2015. During the three months ended March 31, 2014, no Class A Preferred shares were converted or dividends settled. Since its designation in March 2002, Class A Preferred shareholders have converted an aggregate 211,130 Class A Preferred into our common stock (on a one to one basis) through March 31, 2015

At March 31, 2015, there were 565,271 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 557,012 outstanding shares of Class A Preferred stock amounted to approximately $2,240,000 at March 31, 2015, of which $56,000 was accrued during three month period ended March 31, 2015.

The Company has authorized the issuance of up to 3,300,000 Class A Non-Voting Cumulative Convertible Preferred Shares. Each Class A Preferred Share is convertible after a one year holding period, at the holder’s election, into one share of our common stock. The conversion rate is subject to adjustment in the event of the issuance of our common stock as a dividend or distribution and in the case of the subdivision or combination of our common stock. The Class A Preferred has no voting rights except with respect to matters directly impacting the rights and privileges accorded to such Class.

The holders of the Class A Preferred are entitled to receive cumulative preferential dividends in the amount of $0.40 per share of Class A Preferred for each annual dividend period. Dividends payable on the Class A Preferred will be paid in cash out of any funds legally available for the payment of dividends or, in the discretion of the board, will be paid in Class A Preferred at a rate of one share of Class A Preferred for each $4.00 of dividends. If dividends are paid in shares of Class A Preferred, such dividends are not entitled to accumulate additional dividends and themselves may be converted into the common stock of the Company on a one-to-one basis. Holders of Class A Preferred are permitted to request that dividends payable in Class A Preferred be immediately converted into shares of our common stock. At times, our board may elect to settle dividends through the issuance of common stock in lieu of cash. Accumulated and unpaid dividends on the Class A Preferred will not bear interest. Class A Preferred shares are also entitled to participate pro rata in dividends declared and/or distributions made with respect to all classes of our outstanding equity.

The Company may, in the absolute discretion of our board, redeem at any time and from time to time from any source of funds legally available any and all of the outstanding Class A Preferred at the redemption price of $4.00 per Class A Preferred plus all unpaid accumulated dividends payable with respect to each Class A Preferred Share.

In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $2,240,000 and $2,249,000 at March 31, 2015 and December 31, 2014, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred shares at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

Class B Preferred Stock

No Class B Preferred shares were sold during the three month period ended March 31, 2015 and no Class B Preferred shares were issued to Class B Preferred shareholders as a dividend during the three month period ended March 31, 2015. Depending upon our cash position, from time to time we may request that a converting preferred shareholder entitled to receive dividends in cash consent to receive shares of restricted common stock in lieu thereof.

At March 31, 2015, there were 67,500 outstanding shares of Class B Preferred stock. At March 31, 2015, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $327,000, of which $8,000 was accrued during the three month period ended March 31, 2015.

Subject to the dividend rights and privileges of our Class A Preferred, the holders of the Class B Preferred are entitled to receive cumulative preferential dividends in the amount of $0.50 per share of Class B Preferred for each annual dividend period. Dividends payable on the Class B Preferred will be paid in cash out of any funds legally available for the payment of dividends or, in the discretion of the board, will be paid in Class B Preferred at a rate of one share of Class B Preferred for each $5.00 of dividends. If dividends are paid in shares of Class B Preferred, such dividends are not entitled to accumulate additional dividends and themselves may be converted into the common stock of the Company on a one-to-one basis. Holders of Class B Preferred are permitted to request that dividends payable in Class B Preferred be immediately converted into shares of our common stock. At times, our board may elect to settle dividends through the issuance of common stock in lieu of cash. Accumulated and unpaid dividends on the Class B Preferred will not bear interest. Class B Preferred shares are also entitled to participate pro rata in dividends declared and/or distributions made with respect to all classes of our outstanding equity.

The Company may, in the absolute discretion of our board, redeem at any time and from time to time from any source of funds legally available any and all of the outstanding Class B Preferred at the redemption price of $5.00 per Class B Preferred plus all unpaid accumulated dividends payable with respect to each Class B Preferred Share.

In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred and Class A Preferred shareholders, the Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $327,000 and $319,000 at March 31, 2015 and December 31, 2014, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

Series C Preferred Stock

The Company has authorized and issued 16,250,000 shares of Series C Voting Convertible Preferred Stock. No Series C Preferred stock was converted during the three month period ended March 31, 2015 or during the year ended December 31, 2014.   The value of the Series C Preferred shareholders’ liquidation preference was $6,500,000 at March 31, 2015.

Each Series C Preferred Share is convertible after a one year holding period, at the holder’s election, into one share of our common stock. The conversion rate is subject to adjustment in the event of the issuance of our common stock as a dividend or distribution and in the case of the subdivision or combination of our common stock. The Series C Preferred shares have no right to receive dividends and no redemption right. The Series C Preferred shares vote with the common stock on an as-converted basis.

The Series C Preferred shares have a liquidation preference at their stated value per share of $0.40 that is senior to our common stock, and the Company’s Class A Non-Voting Cumulative Convertible Preferred Shares and Class B Non-Voting Cumulative Convertible Preferred Shares. The liquidation preference is payable upon a liquidation, dissolution or winding up of the Company, weather voluntary or involuntary or upon a deemed liquidation of the Company.

Series C-2 Preferred Stock

In March 2014, the board of directors authorized, and the Class A Preferred, the Class B Preferred and the Series C Preferred shareholders approved, a series of preferred stock, namely 25,000,000 shares of Series C-2 Voting Convertible Preferred Stock. On March 28, 2014, we sold and issued a total of 25,000,000 shares of Series C-2 Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $5,000,000. Direct expenses of approximately $46,000 pertaining to the transaction, consisting of primarily external legal costs, were incurred, resulting in net proceeds of approximately $4,954,000.

As of March 31, 2015, Series C-2 Preferred shareholders have not converted any shares of Series C-2 Preferred into common stock. At March 31, 2015, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at March 31, 2015.

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

Stock Options

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

By its terms, our 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. There were no options exercised under the 1998 Plan during each of the three month periods ended March 31, 2015 and 2014.

Through March 31, 2015, a total of 1,823,895 stock options had been granted under the 1998 Plan, no stock options had been exercised, and 1,723,895 stock options have expired. As of March 31, 2015, there were 100,000 outstanding stock options under the 1998 Plan, all of which were fully vested.

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

During the three month period ended March 31, 2015, we granted 20,000 stock options under the 2011 Plan, 125,375 options became vested, and no options expired or were exercised. During the three month period ended March 31, 2014, we granted 500 stock options under the 2011 Plan, 125,250 options became vested, and no options expired or were exercised. As of March 31, 2015, there were 1,298,000 stock options outstanding under the 2011 Plan, 837,875 of which were vested. At March 31, 2015, there were 1,702,000 options remaining available for future grant under the 2011 Plan.

During the three months ended March 31, 2015 we modified 50,000 options previously granted to the Company’s former CFO. On February 5, 2015, in consideration for the former CFO’s willingness to assist in the transition to a new accounting team, the Company has agreed to modify the option agreement so that the unvested portion remains intact for the full term of the original stock option agreement. We used the Black-Scholes option-pricing model to value the cost of this modification which was an immaterial amount for the three months ended March 31, 2015. These options vest upon the first day the closing trading price of the common stock of the Company shall be $10.00 or greater. Since they are now held by a non-employee we will revalue the fair value of these options on a quarterly basis through the vesting period.

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

Non-Plan Options

As of March 31, 2015, there were a total of 6,965,000 non-plan options outstanding, of which 4,815,000 were fully vested. During each of the three month periods ended March 31, 2015 and 2014, we granted no non-plan stock options, 337,500 options became vested, and no options were exercised or cancelled.

Option Summary

For the three month periods ended March 31, 2015 and 2014, compensation cost related to all stock options amounted to $53,000 and $13,000, respectively. As of March 31, 2015, there was approximately $178,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average 1.3 years.

During the three month period ended March 31, 2015 and 2014, we granted 20,000 stock options with a weighted average grant-date fair value of $0.20 and 500 stock options with weighted average grant-date fair value of $0.34 respectively. The total grant date fair value of all stock options vested during the three month periods ended March 31, 2015 and 2014 was approximately $653,000 and $688,000, respectively.

The fair value of each option granted during the three month periods ended March 31, 2015 and 2014 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2015	2014
Expected Term (in years)	6.6	6.3
Expected forfeiture rate	0%	0%
Risk-free rate	2.1%	1.9%
Volatility	135.0%	134.3%
Dividend yield	0.0%	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected term was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the three month period ended March 31, 2015:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2015	8,343,000	$0.63	6.0	0
Granted	20,000	0.20
Exercised	0	0
Canceled or expired	0	0

Outstanding at March 31, 2015	8,363,000	$0.63	5.8	$0

Exercisable at March 31, 2015	5,752,875	$0.74	5.6	$0

As of March 31, 2015, the exercise prices of all outstanding stock options, as well as all vested stock options, ranged from $0.20 per share to $5.00 per share.

Warrants

The following summarizes the activity of our outstanding warrants for the three month period ended March 31, 2015:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual		Aggregate
		Exercise		Term		Intrinsic
	Shares	Price		(in years)		Value
Outstanding at January 1, 2015	3,356,750	$1.99	(A)	5.6		$77,000

Granted	0	0
Exercised	0	0
Canceled or expired	33,250	0.01

Outstanding at March 31, 2015	3,323,500	$2.03	(A)	5.4	(B)	$56,200

Exercisable at March 31, 2015	2,698,500	$2.63		5.4	(C)	$56,200

(A)	The weighted average exercise price for warrants outstanding as of January 1, 2015 and March 31, 2015 excludes 1,750,000 warrants with no determined exercise price.

(B)	The weighted average remaining contractual term for warrants outstanding as of March 31, 2015 excludes 743,500 warrants with no expiration date.

(C)	The weighted average remaining contractual term for warrants exercisable as of March 31, 2015 excludes 138,500 warrants with no expiration date.

NOTE G — COMMITMENTS AND OTHER MATTERS

Leases

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership in which one of our directors is associated. (See Note C).

In October 2014, we extended lease for a three-year renewal term through May 18, 2018. The current rental rate is $5,687 per month ($68,244 per annum) and in June 2015 the rental rate increases to $6,256 per month ($75,070 per annum) for the remainder of the lease term. In addition, we are required to pay a proportionate share of the yearly real estate taxes and yearly common area costs. The lease agreement has a three-year renewal option that includes a 10% rate increase at the renewal period.

Rent expense for each of the three month periods ended March 31, 2015 and 2014 was approximately $17,000. Including consideration for the first three-year renewal option period, rent payments required under the lease for each the full years ending December 31, 2015, 2016, 2017, 2018 and 2019 amount to approximately $68,000, $72,000, $75,000, $75,000 and $31,000, respectively.

Employment Agreements

In 2010, we appointed a new chief executive officer and executed a five year employment agreement pursuant to which we will pay base compensation of $50,000 per annum, which compensation increases to $200,000 per annum on the first day of the calendar year immediately following the calendar year in which we have adjusted EBITDA of at least $300,000 (earnings before interest, taxes, depreciation and amortization, but excluding all non-cash expenses associated with stock options).In September 2014, the CEO agreed to temporarily reduce his base compensation to $25,000 per annum. Under the agreement, the executive is entitled to a performance bonus based upon financial targets established each year in good faith by the Governance and Compensation Committee and the achievement of individual management objectives established annually by such committee. The executive is entitled to participate in all employee benefit plans as are provided from time to time for senior executives. If we terminate the executive, remove him as CEO, or a change in control of the Company occurs, the executive is entitled to three years’ severance pay, consisting of base pay and any incentive compensation.

Consulting Agreements

In 2010, we engaged the services of a consulting firm to provide expertise with business development initiatives, strategic planning and general funding opportunities. In 2011, the agreement was modified to pay the consultant a commission equal to 4% of the value received by us from third parties introduced to us by or through the auspices of the consultant through January 1, 2017. Cumulatively, through March 31, 2015, we have recorded approximately $3,000 of expense for services rendered in relation to this agreement.

Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The consulting agreement provided for a guaranteed minimum of $3,840 per month, based on 32 hours of consulting, plus travel costs. In December 2013, we extended this consulting agreement for another year through December 31, 2014, providing for a guaranteed minimum of $2,000 per month, based on 16 hours of consulting, plus travel costs. Additional hours above this minimum in 2014 will be billed at a rate of $125 per hour. During the three month periods ended March 31, 2015 and 2014, we recorded an expense of approximately $4,000 and $7,000, respectively, for consulting services and travel costs related to this agreement. In November 2014, we extended this consulting agreement for another year through December 31, 2015, providing for a guaranteed minimum of $1,200 per month, based on 8 hours of consulting, plus travel costs. Additional hours above this minimum in 2015 will be billed at a rate of $150 per hour.

Prototype Development Agreements

In January 2013, we entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd. (“BAIC”). During the second quarter of 2014, we recorded approximately $39,000 in revenue associated with this agreement, along with related expenses of approximately $50,000. In December 2014, we recorded an uncollectible reserve against the outstanding receivable balance of approximately $20,000 due to the delinquency in receiving payment from this customer. Collection efforts continue to be pursued from this customer.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overall Business Strategy

Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Upon its incorporation, the Company acquired numerous patents, inventions and know-how created by Vernon E. Gleasman and his sons, James and Keith Gleasman, a family with more than fifty years of experience in the automotive industry. Since its inception, we have endeavored to design, develop, build and commercialize our automotive and powertrain technology portfolio. We have not yet had any significant revenue-producing operations.

Current Status of Business Plan and Ongoing Projects

WAM Watch™ Wearable Device –

We are performing due diligence and clinical trials, in the development of proprietary technology designed to measure in quantifiable terms the decrease in a person’s alertness, thus enabling that person, their employers, and others to take measures to avert an undesired or disastrous situation. The Company’s WAM Watch™ (Warning Alertness Metrics) is a wearable device consisting of hardware and software that measures unique multiple metrics in order to establish that a person’s ability to perform a task or job appears to be degrading. Torvec is presently engaged in clinical testing with a number of sleep study experts and neurologists to assist with the analysis and validation of this new technology.

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

It has been estimated that approximately 250,000 U.S. drivers per day fall asleep at the wheel resulting in numerous serious and often fatal truck, bus, train and automobile accidents. While the root causes of alertness impairment can include simple drowsiness, medication and drugs, illness, physiological and psychological issues, alcohol, stress, and work-related conditions, the salient feature common to the syndrome is a degradation of a person’s ability to perform important functions over a period of time. Hundreds of millions of research dollars are demonstrating that a degradation of alertness can be detected as a quantifiable decrease in a person’s responsiveness to stimuli. Existing purported solutions to alertness impairment to date share the common characteristics that they are not often practical and can be disruptive and/or distracting to the user. As a result, until now, no practical, non-disruptive or non-distracting single technology has been developed that can be used to actually measure degradation of alertness and to properly correlate such degradation to a person’s ability to perform tasks and fulfill responsibilities. Studies show that people are often very poor judges of whether they are too tired and/or otherwise impaired enough to continue to try to perform a function, such as driving a vehicle. The WAM Watch concept is designed to notify them of the danger before the danger actually manifests itself, rather than deal with it after the fact which may be too late.

Torvec Hydraulic Pump –

Our goal with the hydraulic pump technology is to give the marketplace a revolutionary new concept in hydraulic pumps and motors that:

●	Is smaller and lighter than conventional pumps and motors,
●	Is more efficient,
●	Is reliable,
●	Is price competitive,
●	Has the unique ability to scale much larger and more powerful pumps and motors.

Since 2012, we have invested in software, test equipment and personnel to enhance our development efforts and began a drastic redesign of the Torvec Hydraulic Pump to improve the overall performance while maintaining the significant advantages we have in size and weight. We have built our own testing facility for initial testing, which would have otherwise taken place at a third party testing facility. We have continued to modify designs and test prototypes in order to validate our concept and to enhance the efficiencies of the pump. In 2015 we are continuing to conduct tests on a prototype design that continues to yield positive results. We have successfully passed a major milestone that has confirmed numerous aspects of the breakthrough concept of our technology.

Based on sophisticated computer modeling of our pump attributes, we are very optimistic about the qualities that our pump design has relative to conventional pumps in the marketplace. We continue to conduct internal testing of our most recent prototype design which continues to support the conceptual framework of our design. We will continue to make design modifications to enhance the overall technology. We will manufacture a preproduction fixed displacement pump prototype in 2015 or early 2016. In addition, we intend to develop designs for a variable displacement pump and to manufacture a preproduction variable displacement pump prototype in 2015. We have filed for patent protection for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process. Although there is still much to be done, we continue to be extremely encouraged by our testing.

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

Company Revenue and Expenses

Three Month Periods Ended March 31, 2015 and 2014

There was no revenue reported for the three month periods ended March 31, 2015 compared to $1,000 for the three months ended March 31, 2014.

Research and development expenses for the three months ended March 31, 2015 amounted to $274,000 as compared to $376,000 for the comparable period in 2014. Non-cash stock-based compensation expense attributable to stock options for the three months ended March 31, 2015 was $2,000, compared with $17,000 for the three months ended March 31, 2014. Excluding the non-cash stock-based compensation expense, research and development expenses for the three month period ended March 31, 2015 amounted to $272,000, a decrease of $87,000, or 24%, from $359,000 recorded in the same period in 2014. The decrease in 2015 was mainly attributable to lower spending during the quarter on developmental components and materials and lower depreciation expense.

General and administrative expense for the three months ended March 31, 2015 amounted to $306,000 compared to $328,000 for 2014. Non-cash stock-based compensation expense attributable to stock options for the three months ended March 31, 2015 was $53,000, an increase of $57,000 from a credit of $4,000 for the three months ended March 31, 2014 that primarily resulted from the modification of options for a director who resigned from the board during the first quarter of 2014, as well as the completion of expensing for certain options that had met their vesting milestones. Excluding the non-cash stock-based compensation expense, general and administrative expense for the first quarter of 2015 amounted to $253,000 compared to $332,000 in 2014. The decrease of $79,000, or 24%, was primarily related to lower salary expense and a decline in professional fees.

The loss from operations for the three month period ended March 31, 2015 was $580,000, compared with a loss from operations in 2014 of $730,000. Other income increased from $0 in 2014 to $3,000 in 2015, mainly due to higher interest income as a result of higher average cash balances. Preferred stock dividends amounted to $64,000 and $66,000 in each of the first quarters of 2015 and 2014, respectively.

The net loss attributable to common stockholders for the three month period ended March 31, 2015 was $641,000 as compared to a net loss for the same period in 2014 of $5,046,000. The weighted average diluted common shares outstanding amounted to 45,754,000 and 45,716,000 for each of the three month periods ended March 31, 2015 and 2014. Diluted net loss per common share for the three month periods ended March 31, 2015 and 2014 was $0.01 and $0.11, respectively.

Liquidity and Capital Resources

As of March 31, 2015, cash and cash equivalents totaled $3,264,000, a decrease of $460,000 from the beginning of the year. During the three months ended March 31, 2015, we used $454,000 of cash in operating activities, down from the $567,000 spent during the first quarter in 2014. A reported net loss of $577,000 for the first three months of 2015, offset by an increase in accounts payable and accrued expenses of $31,000 and non-cash stock base-based compensation expense of $51,000, resulted in cash used in operating activities amounting to $454,000 for the three month period ended March 31, 2015. In 2014, a reported net loss of $730,000, offset by an increase in accounts payable of $139,000 of non-cash stock-based compensation, resulted in cash used in operating activities of $567,000 for the comparable three month period in 2014.

We used $6,000, which was offset by $2,000 proceeds on the sale of fixed assets, in cash for investing activities in the first three months of 2015, compared with $0 in the comparable period in 2014.

During the three month period ended March 31, 2015, we used $2,000 for the repayment on outstanding notes payable. During the three month period ended March 31, 2014, we generated $4,927,000 from financing activities, resulting from $4,954,000 in net proceeds raised from the March 2014 private placement, offset by payments on outstanding notes payable.

Current Cash Outlook

As of March 2015, we have accumulated a deficit of $69,116,000. At March 31, 2015, we have stockholders’ equity of $3,373,000, current liabilities of $143,000 and working capital of $3,132,000. We have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations. In March 2014 we raised $5,000,000 in gross proceeds through a private placement of a new class of preferred stock. The proceeds from this transaction are being used to support the ongoing development and marketing of our core technologies and product initiatives.

Pursuant to the Series C-2 Preferred stock transaction on March 2014, we were required to use commercially reasonable efforts to raise $1,000,000, in a separate private placement or private placements, through the offer and sale of an additional Series C-3 Voting Convertible Preferred Stock, par value of $0.01 per share. This effort was originally planned to take place within 180 days of the March 2014 transaction; however, we postponed the initiation of this additional equity raise in order to ensure that we would not jeopardize our ability to utilize certain of our net operating carryforwards in relation to the Internal Revenue Code Section 382. The pricing of the Series C -3 Preferred Shares will be determined by the Board of Directors prior to the initial closing of the sale of those shares; however, pursuant to the terms of the Series C-2 Preferred stock transaction, the price of the Series C-3 Preferred Shares cannot be less than $0.25 per share. We are planning to conduct the sale of the Series C-3 Preferred Shares sometime in the near future, if market conditions of our stock improve. There can be no assurance, however, that we will be successful in raising this additional capital on the terms stipulated in the March 2014 transaction.

Presently, we anticipate that our operating cash requirements for the full year of 2015 will be in the range of approximately $2,300,000. Management believes that based upon our current cash position and the current outlook for our business operations, we will be able to continue operations through March 31, 2015.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of March 31, 2015, there were no accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of March 31, 2015, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes to the risk factors facing the Company as disclosed in our Form 10-K for the year ended December 31, 2014.

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

(4)	Instruments defining the rights of holders including indentures
None.

(10)	Material Contracts

	10.1	2011 Stock Option Plan and template agreements to be used to grant options thereunder, incorporated by reference to annual report (Form 10-K) filed March 29, 2011;

	10.2	Stock Option Agreement dated September 30, 2010 between the company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;

	10.3	Employment Agreement dated October 4, 2010 between the Company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010

	10.4	Agreement dated December 13, 2010 between Heinrocket Inc. as Consultant and Torvec, Inc., incorporated by reference to annual report (Form 10-K) filed March 29, 2011.

	10.5	Securities Purchase Agreement by and among Torvec, Inc., a New York corporation, B. Thomas Golisano, and each purchaser listed on the Schedule of Purchasers attached thereto, dated September 23, 2011, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

	10.6	Form of Warrant to Purchase Common Stock of Torvec, Inc., incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

	10.7	Form of Directors Subscription Agreement, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

10.8

Investors’ Rights Agreement by and between Torvec, Inc., a New York corporation, B. Thomas Golisano, Charles T. Graham, and David Still, dated September 23, 2011, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

	10.9	Letter Agreement between Torvec, Inc. and SCIRE Corporation, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 27, 2012

	10.10	Letter Agreement between Torvec, Inc. and SCIRE Corporation, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 5, 2013.

10.11

Amended and Restated Investors’ Rights Agreement by and between Torvec, Inc., a New York corporation, B. Thomas Golisano, Charles T. Graham, and David Still, dated March 28, 2014, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

10.12

Securities Purchase Agreement by and among Torvec, Inc., B. Thomas Golisano, and each purchaser listed on the Schedule of Purchasers attached thereto, dated September 23, 2011, incorporated by reference to From 8-K filed with the Securities and Exchange Commission on September 26, 2011.

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
None.

(101)

The following materials from Torvec, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2015 and 2014 (ii) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORVEC, INC.

Date: May 12, 2015	By:	/s/ Richard A. Kaplan
Richard A. Kaplan
Chief Executive Officer

Date: May 12, 2015	By:	/s/ Kathleen A. Browne
Kathleen A. Browne
Interim Chief Financial Officer and Principal Accounting Officer