Form 10-Q
period 2015-06-30
TORVEC INC
filed 2015-08-05
CIK 1063197

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 5, 2015
Common Stock, $0.01 par value	45,754,041

TORVEC, INC.

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	1

	Condensed Consolidated Statements of Operations – Three and Six Month Periods Ended June 30, 2015 and 2014 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows –Six Month Periods Ended June 30, 2015 and 2014 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

SIGNATURE PAGE		23

EXHIBITS

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

 i

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TORVEC, INC.
Condensed
Consolidated Balance Sheets

	June 30, 2015 (unaudited)	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$2,823,000	$3,724,000
Prepaid expenses and other current assets	21,000	15,000

Total current assets	2,844,000	3,739,000

Property and Equipment:
Office equipment and software	218,000	218,000
Shop equipment	226,000	213,000
Leasehold improvements	253,000	253,000
Transportation equipment	17,000	90,000
Construction in progress	-	6,000
	714,000	780,000
Less accumulated depreciation and amortization	529,000	509,000

Net property and equipment	185,000	271,000

Total Assets	$3,029,000	$4,010,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current portion	$2,000	$6,000
Accounts payable	53,000	67,000
Accrued liabilities	66,000	41,000
Total current liabilities	121,000	114,000
Notes Payable, net of current portion	7,000	-
Total Liabilities	128,000	114,000

Commitments and other matters (Note G)

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C: 16,250,000 Series C voting, convertible, no dividend, shares issued and outstanding at June 30, 2015 and December 31, 2014: 16,250,000, respectively	162,000	162,000
Series C-2: 25,000,000 Series C-2 voting, convertible, no dividend, shares issued and outstanding at June 30, 2015 and December 31, 2014: 25,000,000, respectively	250,000	250,000
Class A : 3,300,000 Class A non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at June 30, 2015 and December 31, 2014: 565,721 and 587,101, respectively	6,000	6,000
Class B: 300,000 Class B non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at June 30, 2015 and December 31, 2014: 67,500, respectively	1.000	1,000
Common stock $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at June 30, 2015 and December 31, 2014: 45,754,041 and 45,716,298, respectively	457,000	457,000
Additional paid-in capital	71,655,000	71,559,000
Accumulated Deficit	(69,630,000)	(68,539,000)

Total Stockholders' Equity	2,901,000	3,896,000

Total Liabilities and Stockholders' Equity	$3,029,000	$4,010,000

See notes to condensed consolidated financial statements.

TORVEC, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Revenue	$-	$49,000	$-	$50,000
Cost of Goods Sold	-	65,000	-	92,000

Gross Margin	-	(16,000)	-	(42,000)

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation	312,000	301,000	584,000	660,000
Stock-based compensation related to options and warrants	3,000	(49,000)	5,000	(32,000)
Total research and development	315,000	252,000	589,000	628,000
General and administrative:
G&A costs, excluding stock-based compensation	185,000	275,000	438,000	607,000
Stock-based compensation related to options and warrants	39,000	79,000	92,000	75,000
Total general and administrative	224,000	354,000	530,000	682,000

Total costs and expenses	539,000	606,000	1,119,000	1,310,000

Loss from operations	(539,000)	(622,000)	(1,119,000)	(1,352,000)

Other income	25,000	20,000	28,000	20,000

Loss before income tax benefits	(514,000)	(602,000)	(1,091,000)	(1,332,000)

Income tax benefits	-	-	-	-

Net Loss	(514,000)	(602,000)	(1,091,000)	(1,332,000)

Preferred stock beneficial conversion feature	-	-	-	4,250,000
Preferred stock dividends	64,000	66,000	128,000	132,000

Net Loss attributable to common stockholders	$(578,000)	$(668,000)	$(1,219,000)	$(5,714,000)

Net Loss per common share attributable to stockholders
Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.12)

Weighted average number of shares of common stock:
Basic and Diluted	45,754,000	45,716,000	45,754,000	45,716,000

See notes to condensed consolidated financial statements.

TORVEC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Cash flows from operating activities:
Net loss	$(1,091,000)	$(1,332,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,000	85,000
Gain on disposition of fixed assets, net	(18,000)	(12,000)
Recovery of bad debt	(20,000)	-
Stock-based compensation related to stock options and warrants	97,000	43,000
Changes in:
Accounts receivable	20,000	(20,000)
Prepaid expenses and other current assets	(6,000)	(10,000)
Deferred revenue	-	(20,000)
Accrued payroll taxes	-	(3,000)
Accounts payable and other accrued expenses	11,000	33,000

Net cash used in operating activities	(949,000)	(1,236,000)

Cash flows from investing activities:
Purchase of property and equipment	(8,000)	(28,000)
Proceeds from sale of fixed assets	59,000	70,000

Net cash provided by investing activities	51,000	42,000

Cash flows from financing activities:
Net proceeds from sales of preferred stock	-	4,954,000
Repayments of notes payable	(3,000)	(42,000)

Net cash (used in) provided by financing activities	(3,000)	4,912,000

Net (decrease) increase in cash and cash equivalents	(901,000)	3,718,000

Cash and cash equivalents at beginning of period	3,724,000	1,072,000

Cash and cash equivalents at end of period	$2,823,000	$4,790,000

Supplemental Disclosures:
Interest paid	-	$1,000
Income taxes paid	-	-
Acquisition of equipment through capital lease	$9,000	-

See notes to condensed consolidated financial statements.

TORVEC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY AND BASIS OF PRESENTATION

The interim information contained herein with respect to the three and six month periods ended June 30, 2015 and 2014 have not been audited but was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and six month periods ended June 30, 2015 and 2014. The results are not necessarily indicative of results to be expected for the entire year.

Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. Since its inception, the Company has endeavored to design, develop, build and commercialize its technology portfolio. It develops and markets advanced technologies in the areas of power and safety.  The Company currently is focusing its commercialization strategies on the following technologies: (i) a wearable device, the MyCadian™ Watch and related CURATM software, which measures degradation of alertness and levels of fatigue, and (ii) the Torvec Hydraulic Pump. The MyCadian™ Watch includes hardware and software that measures multiple metrics in order to establish that a person’s ability to perform a task or job appears to be degrading. The Torvec Hydraulic Pump is an innovative hydraulic design, whose goal is to deliver better efficiencies in a package that is smaller and lighter than existing technologies.

As used in this quarterly report, unless otherwise indicated, the terms “we”, “our”, “us” and “the Company” refer to Torvec, Inc.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at June 30, 2015 and December 31, 2014). As of June 30, 2015, each of the subsidiaries is non-operational. We are intending to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Cash and Cash Equivalents: Cash and cash equivalents may include time deposits, certificates of deposit, and highly liquid debt instruments with original maturities of six months or less. We maintain cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.

Property and Equipment: Property and equipment are stated at cost. Estimated useful lives are as follows:

Office Equipment and Software (years)	3 – 7
Leasehold Improvements	Lesser of useful life or lease term
Shop Equipment (years)	3 – 7
Transportation Equipment (years)	5

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and amortization expense for the six month periods ended June 30, 2015 and 2014 amounted to $58,000 and $85,000, respectively.   Depreciation and amortization expense for the three month periods ended June 30, 2015 and 2014 amounted to $25,000 and $42,000, respectively.

Whenever events or circumstances indicate, our long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as an impairment. During the three and six month periods ended June 30, 2015 and 2014, we did not record any impairment charges.

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

The FASB’s (Financial Accounting Standards Board) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at June 30, 2015 and December 31, 2014. The carrying amount of cash, prepaids and other current assets, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

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

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of acquired technology. Depreciation expense that was charged to research and development for the six month periods ended June 30, 2015 and 2014 was $38,000 and $48,000, respectively. Depreciation expense that was charged to research and development for the three month periods ended June 30, 2015 and 2014 was $18,000 and $24,000, respectively.

Patent costs for the six month periods ended June 30, 2015 and 2014 amounted to $47,000 in each of the respective periods, and are included in general and administrative expenses. Patent costs for the three month periods ended June 30, 2015 and 2014 amounted to $9,000 and $15,000, respectively, and are included in general and administrative expenses.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of June 30, 2015, there was no accrued interest or penalties related to uncertain tax positions. The tax years 2011 through 2014 remain open to examination by the federal and state tax jurisdictions to which we are subject.

Loss per Common Share: FASB’s ASC 260-10 (previously known as FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At June 30, 2015 and 2014, we excluded 53,592,540 and 53,622,743 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at June 30, 2015 and 2014 as the conditions for their vesting are not time-based.

NOTE C — RELATED PARTY TRANSACTIONS

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership in which one of our directors is associated.

In October 2014, we extended lease for a three-year renewal term through May 31, 2018. In June 2015 the rental rate increased to $6,256 per month ($75,070 per annum) for the remainder of the lease term. In addition, we are required to pay a proportionate share of the yearly real estate taxes and yearly common area costs. The lease agreement has a three-year renewal option that includes a 10% rate increase at the renewal period. (See Note G)

During 2010 we executed an agreement with a director to provide consulting services at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. During the three and six month periods ended June 30, 2015 and 2014, we recorded no expense for services rendered in relation to this agreement. Cumulatively, through June 30, 2015, we have recorded approximately $3,000 of expense for services rendered since the inception of this agreement.

The company has a consulting agreement that extends to December 31, 2015 with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The agreement provides for guaranteed minimum month fees, based on 8 hours of consulting, plus travel costs. During the six month periods ended June 30, 2015 and 2014, we recorded an expense of approximately $9,000 and $14,000, respectively, for consulting services and travel costs related to this agreement. During the three month periods ended June 30, 2015 and 2014, we recorded an expense of approximately $5,000 and $7,000, respectively, for consulting services and travel costs related to this agreement.

Effective April 13, 2015, we entered into a consulting agreement with ProNexus LLC, of which one of our directors, Thomas Bonadio, through his affiliation with The Bonadio Group, is a minority investor. ProNexus LLC has been engaged to provide us with outsource finance and accounting expertise and services. The agreement calls for these services to be billed at an hourly rate. During the six months ended June 30, 2015, we recorded expense of approximately $21,000 in connection with this service agreement.

During the six months ended June 30, 2014, we sold a limited number of Iso-Torque differentials into the aftermarket to Model C-5 Corvette enthusiasts. A majority of these sales, amounting to approximately $9,000, were made to one of our board members at a discount to stated list price.

NOTE D — ACCRUED LIABILITIES

At June 30, 2015 and December 31, 2014, accrued liabilities consist of the following:

	June 30,	December 31,
	2015	2014
Accrued Compensation	$45,000	$29,000
Accrued Legal	6,000	10,000
Employee Benefits and Other	15,000	2,000
	$66,000	$41,000

NOTE E — NOTES PAYABLE

As of June 30, 2015 and December 31, 2014, notes payable consists of the following:

	June 30,	December 31,
	2015	2014
Copy Machine	$9,000	$2,000
Automobile	-	4,000
	$9,000	$6,000

In the second quarter of 2015, our previously existing capital lease for a copy machine was fully paid and we entered into a capital lease agreement for a new copy machine over a term of 5 years. The capitalized value of the lease was approximately $9,000, with a monthly payment of approximately $170 with an implicit interest rate of approximately 4.8%. At June 30, 2015, the outstanding balance on this note was approximately $9,000, of which $7,000 was classified as a non-current liability.

In August 2012, we purchased an automobile for $16,600, a vehicle that we had previously been leasing. We financed this purchase with a 36 month promissory note. The interest rate on the note was approximately 10% and the payments were approximately $540 per month. At December 31, 2014, the outstanding balance on this note was approximately $4,000 which was classified as a current liability. During the second quarter of 2015 this note was fully paid.

NOTE F — STOCKHOLDERS’ EQUITY

Common Stock

We have 400 million common shares authorized with a par value of $0.01 per share. During the six months ended June 30, 2015 we issued 21,380 common shares upon the election of a Class A preferred shareholder conversion and 16,363 common shares issued in satisfaction of Class A preferred dividend distribution.

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

Class A Non-voting Cumulative Convertible Preferred Stock

At June 30, 2015, there were 565,721 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. Dividends payable upon the conversion of the remaining 557,012 outstanding shares of Class A Preferred stock amounted to approximately $2,296,000 at June 30, 2015, of which $112,000 was accrued during six month period ended June 30, 2015. During the six months ending June 30, 2015, holders of Class A preferred shares converted 21,380 shares into common stock and the Company settled $65,000 Class A Preferred dividends.

No Class A Preferred shares were sold or converted during the six month period ended June 30, 2014 and no Class A Preferred dividends were settled during the six months ended June 30, 2014. Accrued dividends payable upon the conversion of the Class A Preferred stock amounted to approximately $2,134,000 at June 30, 2014. The Company accrued $115,000, during the six month period ended June 30, 2014.

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

In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $2,296,000 and $2,249,000 at June 30, 2015 and December 31, 2014, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred shares at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

Class B Preferred Stock

No Class B Preferred shares were sold during the six month period ended June 30, 2015 and no Class B Preferred shares were issued to Class B Preferred shareholders as a dividend during the six month period ended June 30, 2015. Depending upon our cash position, from time to time we may request that a converting preferred shareholder entitled to receive dividends in cash consent to receive shares of restricted common stock in lieu thereof.

At June 30, 2015, there were 67,500 outstanding shares of Class B Preferred stock. At June 30, 2015, dividends payable upon the conversion of these outstanding shares of Class B Preferred amounted to approximately $335,000, of which $16,000 was accrued during the six month period ended June 30, 2015.

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

In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred and Class A Preferred shareholders, the Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $335,000 and $319,000 at June 30, 2015 and December 31, 2014, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

Series C Preferred Stock

The Company has authorized and issued 16,250,000 shares of Series C Voting Convertible Preferred Stock. No Series C Preferred stock was converted during the six month period ended June 30, 2015 or during the year ended December 31, 2014. The value of the Series C Preferred shareholders’ liquidation preference was $6,500,000 at June 30, 2015 and at December 31, 2014.

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

Series C-2 Preferred Stock

In March 2014, the board of directors authorized and the Class A Preferred, the Class B Preferred and the Series C Preferred shareholders approved, a series of preferred stock, designated as Series C-2 Voting Convertible Preferred Stock. On March 28, 2014, we sold and issued a total of 25,000,000 shares of Series C-2 Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $5,000,000. Direct expenses of approximately $46,000 pertaining to the transaction, consisting of primarily external legal costs, were incurred, resulting in net proceeds of approximately $4,954,000.

As of June 30, 2015, Series C-2 Preferred shareholders have not converted any shares of Series C-2 Preferred into common stock. At June 30, 2015, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at June 30, 2015 and at December 31, 2014.

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

In conjunction with the issuance of the 25,000,000 shares of Series C-2 Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature is approximately $4,250,000, which is reflected in our condensed consolidated statements of operations for the six month period ended June 30, 2014 as an adjustment to arrive at the net loss attributable to common stockholders.

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

By its terms, our 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, although outstanding options remain available for exercise in accordance with their terms. There were no options exercised under the 1998 Plan during each of the six month periods ended June 30, 2015 and 2014.

Through June 30, 2015, a total of 1,823,895 stock options had been granted under the 1998 Plan, no stock options had been exercised, and 1,723,895 stock options have expired. As of June 30, 2015, there were 100,000 outstanding stock options under the 1998 Plan, all of which were fully vested.

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

During the six month period ended June 30, 2015, we granted 20,000 stock options under the 2011 Plan, 65,625 options became vested, and no options expired or were exercised. As of June 30, 2015, there were 1,298,000 stock options outstanding under the 2011 Plan, 840,625 of which were vested. At June 30, 2015, there were 1,702,000 options remaining available for future grant under the 2011 Plan. During the six month period ended June 30, 2014, we granted 10,500 stock options under the 2011 Plan, 250 options became vested, and 125,000 options were forfeited and no options expired or were exercised.

During the six months ended June 30, 2015 we modified 50,000 options previously granted to the Company’s former CFO. On February 5, 2015, in consideration for the former CFO’s willingness to assist in the transition to a new accounting team, the Company has agreed to modify the option agreement so that the unvested portion remains intact for the full term of the original stock option agreement. We used the Black-Scholes option-pricing model to value the cost of this modification which was an immaterial amount for the six months ended June 30, 2015. These options vest upon the first day the closing trading price of the common stock of the Company shall be $10.00 or greater. Since they are now held by a non-employee we will revalue the fair value of these options on a quarterly basis through the vesting period.

Non-Plan Options

As of June 30, 2015, there were a total of 6,965,000 non-plan options outstanding, of which 4,815,000 were fully vested. During each of the six month periods ended June 30, 2015 and 2014, we granted no non-plan stock options, 337,500 options became vested, and no options were exercised or cancelled.

Option Summary

For the six month periods ended June 30, 2015 and 2014, compensation cost related to all stock options amounted to $97,000 and $43,000, respectively. For the three month periods ending June 30, 2015 and 2014, compensation cost related to all stock options amounted to $42,000 and $30,000, respectively. As of June 30, 2015, there was approximately $136,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average 1.3 years.

During the six month period ended June 30, 2015 and 2014, we granted 20,000 stock options with a weighted average grant-date fair value of $0.20 and 10,500 stock options with weighted average grant-date fair value of $0.37, respectively. The total grant date fair value of all stock options vested during the six month periods ended June 30, 2015 and 2014 was approximately $83,000 and $688,000, respectively.

The fair value of options granted during the six month periods ended June 30, 2015 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2015	2014
Expected term in years (years)	6.6	6.3
Expected forfeiture rate	0.0%	0.0%
Risk-free rate	2.1%	2.1%
Volatility	135.0%	135.1%
Dividend yield	0.0%	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected term was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the six month period ended June 30, 2015:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2015	8,343,000	$0.63	6.0	-
Granted	20,000	0.20
Exercised	-	-
Canceled or expired	-	-

Outstanding at June 30, 2015	8,363,000	$0.63	5.5	$600

Exercisable at June 30, 2015	5,755,625	$0.74	5.4	$-

As of June 30, 2015, the exercise prices of all outstanding stock options, as well as all vested stock options, ranged from $0.20 per share to $5.00 per share.

Warrants

The following summarizes the activity of our outstanding warrants for the six month period ended June 30, 2015:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual		Aggregate
		Exercise		Term		Intrinsic
	Shares	Price		(in years)		Value
Outstanding at January 1, 2015	3,356,750	$1.99	(A)	5.6		$77,000

Granted	-	-
Exercised	-	-
Canceled or expired	37,500	0.01

Outstanding at June 30, 2015	3,319,250	$2.04	(A)	5.2	(B)	$73,000

Exercisable at June 30, 2015	2,694,250	$2.64		5.2	(C)	$73,000

(A)	The weighted average exercise price for warrants outstanding as of January 1, 2015 and June 30, 2015 excludes 1,750,000 warrants with no determined exercise price.

(B)	The weighted average remaining contractual term for warrants outstanding as of June 30, 2015 excludes 743,500 warrants with no expiration date.

(C)	The weighted average remaining contractual term for warrants exercisable as of June 30, 2015 excludes 138,500 warrants with no expiration date.

NOTE G — COMMITMENTS AND OTHER MATTERS

Leases

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership in which one of our directors is associated. (See Note C).  In October 2014, we extended the lease for a three-year renewal term through May 31, 2018. The current rental rate is $6,256 per month ($75,070 per annum) for the remainder of the lease term. In addition, we are required to pay a proportionate share of the yearly real estate taxes and yearly common area costs.

Rent expense for each of the six month periods ended June 30, 2015 and 2014 was approximately $34,000. Including consideration for the renewal options, rent payments required under the lease for each the full years ending December 31, 2015, 2016, 2017, 2018 and 2019 amount to approximately $68,000, $72,000, $75,000, $75,000 and $31,000, respectively.

Employment Agreements

In 2010, we appointed a new chief executive officer and executed a five year employment agreement pursuant to which we will pay base compensation of $50,000 per annum, which compensation increases to $200,000 per annum on the first day of the calendar year immediately following the calendar year in which we have adjusted EBITDA of at least $300,000 (earnings before interest, taxes, depreciation and amortization, but excluding all non-cash expenses associated with stock options).In September 2014, the CEO agreed to temporarily reduce his base compensation to $25,000 per annum. Under the agreement, the executive is entitled to a performance bonus based upon financial targets established each year in good faith by the Governance and Compensation Committee and the achievement of individual management objectives established annually by such committee. The executive is entitled to participate in all employee benefit plans as are provided from time to time for senior executives. If we terminate the executive, remove him as CEO, or a change in control of the Company occurs, the executive is entitled to six years’ severance pay, consisting of base pay and any incentive compensation.

Consulting Agreements

In 2010, we engaged the services of a consulting firm to provide expertise with business development initiatives, strategic planning and general funding opportunities. In 2011, the agreement was modified to pay the consultant a commission equal to 4% of the value received by us from third parties introduced to us by or through the auspices of the consultant through January 1, 2017. Cumulatively, through June 30, 2015, we have recorded approximately $3,000 of expense for services rendered in relation to this agreement.

Effective as of January 1, 2013, we entered into a one-year consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. During the six month periods ended June 30, 2015 and 2014, we recorded expense of approximately $9,000 and $14,000, respectively, for consulting services and travel costs related to this agreement. In November 2014, we extended this consulting agreement through December 31, 2015, providing for a guaranteed minimum of $1,200 per month, based on 8 hours of consulting, plus travel costs. Additional hours above this minimum in 2015 will be billed at a rate of $150 per hour.

Prototype Development Agreements

In January 2013, we entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd. (“BAIC”). During the second quarter of 2014, we recorded approximately $39,000 in revenue associated with this agreement, along with related expenses of approximately $50,000. In December 2014, we recorded an uncollectible reserve against the outstanding receivable balance of approximately $20,000 due to the delinquency in receiving payment from this customer. During the second quarter of 2015, the Company recovered the full amount of this previously reserved receivable. This recovery was recorded in general and administrative expense on the Statement of Operations.

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

Current Status of Business Plan and Ongoing Projects

MyCadian Watch™ Wearable Device –

The Company is developing a proprietary technology designed to measure, in quantifiable terms, the decrease in a person’s alertness, thus enabling that person, their employers, and others to take measures to avert an undesired or disastrous situation. The MyCadian Watch™ is a wearable device consisting of the latest physiological monitoring hardware and proprietary CURA™ software intended to detect a “degradation of alertness” in a user. The CURA™ software will measure the unique metrics associated with a person’s alertness degradation in task or job performance. Torvec is presently engaged in clinical testing with a number of sleep study experts and neurologists to assist with the analysis and validation of this new technology. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. These degradations can be caused by drowsiness, alcohol or other drugs, sickness, psychological problems and thought distractions. Action taken upon a warning of a change in alertness will lead to a better and safer environment.

The MyCadian Watch™ will be programmable and used by truck drivers, general driving public, airline pilots, train engineers, school and over the road bus drivers, security guards, “man-down” systems, a wide variety of security systems, campers, hikers, hunters, surveillance agents, students, military personnel, persons with health issues as well as persons monitoring critical processes such as nuclear facilities. The Company believes that based upon preliminary estimates, the total market for its invention is approximately 700 million users worldwide. We anticipate the production of alpha prototypes in the fourth quarter of 2015 and customer shipments in the second quarter of 2016. The Company has filed for patent protection for its invention and its unique software and algorithms.

It has been estimated that approximately 250,000 U.S. drivers per day fall asleep at the wheel resulting in numerous serious and often fatal truck, bus, train and automobile accidents. While the root causes of alertness impairment can include simple drowsiness, medication and drugs, illness, physiological and psychological issues, alcohol, stress, and work-related conditions, the salient feature common to the syndrome is a degradation of a person’s ability to perform important functions over a period of time. Research dollars are demonstrating that a degradation of alertness can be detected as a quantifiable decrease in a person’s responsiveness to stimuli. Existing purported solutions to alertness impairment to date share the common characteristics that they are not often practical and can be disruptive and/or distracting to the user. The Company believes that until now, no practical, non-disruptive or non-distracting single technology has been developed that can be used to actually measure degradation of alertness and to properly correlate such degradation to a person’s ability to perform tasks and fulfill responsibilities. Studies show that people are often very poor judges of whether they are too tired and/or otherwise impaired enough to continue to try to perform a function, such as driving a vehicle. The MyCadian Watch™ will be designed to notify them of the danger before the danger actually manifests itself, rather than deal with it after the fact which may be too late.

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

Based on the computer modeling of our pump attributes, we are optimistic about the qualities resident in our pump design compared to conventional pumps in the marketplace. We continue to conduct internal testing of our most prototype design which continues to support the conceptual framework of our design. We will continue to design modifications to enhance the overall technology. We plan to manufacture a preproduction fixed displacement pump prototype in 2015 or early 2016. The development designs for a variable displacement pump, with a preproduction pump prototype, will follow the completion of the testing of the fixed displacement pump. We have filed for patent protection for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process. Although there is still much to be done, we continue to be extremely encouraged by our testing.

The development of our pump design has taken on added significance in light of recent U.S. government emissions regulations for off road diesel engines that will take effect in the near future. These regulations will require diesel engines to pollute less. To help achieve these new standards, companies are attempting to run the diesel engines, and thus their hydraulic pumps, at lower rotational speeds. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in rotational speed. Among other advantages, the unique technology of the Torvec hydraulic pump allows a larger displacement pump to fit into the same or smaller footprint than that of existing pumps. This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

IsoTorque Differential –

Until recently, the Company’s focus has included the development of its IsoTorque® differential technology, which is designed to provide for improved traction, handling, performance and safety of a vehicle without the need for complex electronics and clutches that wear out.  At this time development efforts for this technology have been temporarily suspended in order to focus resources on the other technologies highlighted above.

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

Company Revenue and Expenses

Three Month Periods Ended June 30, 2015 and 2014

There was no revenue reported for the three month period ended June 30, 2015 compared to $49,000 for the three months ended June 30, 2014. The revenue for the three months ended June 30, 2014 reflects the completion of our development agreement with BAIC, as well as from the sale of limited quantities of IsoTorque differentials into the aftermarket specific model C-5 Corvette platform. Cost of goods sold for the three months ended June 30, 2014 was $65,000 resulting in negative gross margin in the amount of $16,000. This loss in margin reflects development costs for the BAIC project that were not fully offset by proceeds from the development agreement.

Research and development expenses for the three months ended June 30, 2015 amounted to $315,000 as compared to $252,000 for the comparable period in 2014. Non-cash stock-based compensation expense for the three months ended June 30, 2015 was $3,000, compared with a credit of $49,000 for the three months ended June 30, 2014. Excluding the non-cash stock-based compensation, research and development expenses for the three month period ended June 30, 2015 amounted to $312,000, an increase of $11,000, or 4%, from $301,000 recorded in the same period in 2014. The increase in spending during 2015 is attributed to incremental spending for engineering headcount and consulting provided in the development of the MyCadian Watch™ Wearable Device. The $49,000 credit for stock compensation expense in 2014 was due primarily to a reversal of expense associated with the forfeiture of unvested options resulting from the departure of the Company’s chief technology officer.

General and administrative expense for the three months ended June 30, 2015 amounted to $224,000 compared to $354,000 for 2014. Non-cash stock-based compensation expense for the three months ended June 30, 2015 was $39,000, compared to $79,000 for the three months ended June 30, 2014. Excluding the non-cash stock-based compensation, general and administrative expense for the first quarter of 2015 amounted to $185,000 compared to $275,000 in 2014. The decrease of $90,000, or 33% is attributed to: the recovery of a previously reserved customer receivable of $20,000, reductions in salary expenses primarily attributed to the departure of the Company’s CFO in the first quarter of 2015, and a decrease in depreciation expense, offset by an increase in outside consultants.

The loss from operations for the three month period ended June 30, 2015 was $514,000, compared with a loss from operations in 2014 of $602,000. Other income increased to $25,000 in 2015 from $20,000 in 2014, primarily due to gains recognized on the disposition of fixed assets no longer utilized in the product development process. Preferred stock dividends amounted to $64,000 and $66,000 in each of the three month periods ended June 30, 2015 and 2014, respectively.

The net loss attributable to common stockholders for the three month period ended June 30, 2015 was $578,000 as compared to a net loss of $668,000 for the same period in 2014. The weighted average number of common shares outstanding was 45,754,000 and 45,716,000 for each of the three month periods ended June 30, 2015 and 2014. Net loss per share attributed to common shareholders for the three month periods ended June 30, 2015 and 2014 was $0.01 in each period.

Six Month Periods Ended June 30, 2015 and 2014

There was no revenue reported for the six month periods ended June 30, 2015 compared to $50,000 for the six months ended June 30, 2014. Revenue for the six months ended June 30, 2014 reflects the completion of our development agreement with BAIC, as well as from the sale of limited quantities of IsoTorque differentials into the aftermarket specific model C-5 Corvette platform. Cost of goods sold for the six months ended June 30, 2014 was $92,000 resulting in a negative gross margin in the amount of $42,000. This loss in margin reflects high material cost for the differentials due to low production quantities and due to development costs for the BAIC project that were not fully offset by proceeds from the development agreement.

Research and development expenses for the six months ended June 30, 2015 amounted to $589,000 as compared to $628,000 during the comparable period in 2014. Non-cash stock-based compensation for the six months ended June 30, 2015 was $5,000, compared with a credit of $32,000 for the six months ended June 30, 2014. Excluding the non-cash stock-based compensation, research and development expenses for the six month period ended June 30, 2015 amounted to $584,000, a decrease of $76,000, or 12%, from $660,000 recorded in the same period in 2014. The decrease in 2015 is attributable to lower costs for material and product components and lower depreciation expense offset by contract and consulting costs for the MyCadian Watch™. The $32,000 credit for stock compensation expense in 2014 was due primarily to a reversal of expense associated with the forfeiture of unvested options resulting from the departure of the chief technology officer.

General and administrative expense for the six months ended June 30, 2015 amounted to $530,000 compared to $682,000 for 2014. Non-cash stock-based compensation for the six months ended June 30, 2015 was $92,000, an increase of $17,000 from $75,000 for the six months ended June 30, 2014. Excluding the non-cash stock-based compensation, general and administrative expense for the six month ended June 30, 2015 was $438,000 compared to $607,000 in comparable period in 2014. The decrease of $169,000, or 28%, is attributed to: the recovery of a previously reserved customer receivable of $20,000, reductions in salary expenses primarily attributed to the departure of the Company’s CFO in the first quarter of 2015, and a decrease in depreciation expense, offset by an increase in outside consultants.

Net loss for the six month period ended June 30, 2015 was $1,091,000 compared to a net loss of $1,332,000 in the comparable period of 2014. Other income increased to $28,000 in 2015 compared to $20,000 in 2014, primarily due to gains recognized on the disposition of fixed assets no longer utilized in the product development process.

The net loss attributable to common stockholders for the six month period ended June 30, 2015 was $1,219,000 compared to a net loss for the comparable period in 2014 of $5,714,000. In connection with the issuance of the 25,000,000 shares of Series C-2 Preferred stock in March of 2014, the Company recorded a non-cash beneficial conversion feature of $4,250,000. Preferred stock dividends of $128,000 and $132,000, were recorded in during the six month periods ended June 30, 2015 and 2014, respectively.

The weighted average number of common shares outstanding was 45,754,000 and 45,716,000 for each of the six month periods ended June 30, 2015 and 2014. Net loss per share attributed to common shareholders for the six month periods ended June 30, 2015 and 2014 was $0.03 and $0.12, respectively.

Liquidity and Capital Resources

As of June 30, 2015, cash and cash equivalents totaled $2,823,000, reflecting a decrease of $901,000 from the beginning of the year. During the six months ended June 30, 2015, we used $949,000 of cash in operating activities, down from the $1,236,000 spent during the comparable period in 2014. A reported net loss for the first six months of 2015 of $1,091,000 was offset by non-cash charges for depreciation of $58,000 and stock-based compensation of $97,000. Other adjustments to reconcile the net loss to the net cash used in operating activities included an $18,000 gain on the disposition of fixed assets, a recovery of a previously written off bad debt in the amount of $20,000 and a net change of $25,000 from working capital items. In 2014, we reported net loss of $1,332,000, offset by non-cash charges for depreciation of $85,000 and stock-based compensation of $43,000. Other adjustments to reconcile the net loss to the net cash used in operating activities in the six months ended June 30, 2014 included a loss on the disposition of fixed assets of $12,000 and a net change of $20,000 from working capital items.

Investing activities provided $51,000 in the six month period ended June 30, 2015 which included approximately $59,000 in proceeds from the sales of fixed assets offset by $8,000 for the purchase of equipment. This compares to the $42,000 provided by investing activities in the comparable period in 2014 resulting from $70,000 in proceeds from the sale of fixed assets offset by $28,000 for the purchase of fixed assets.

During the six month period ended June 30, 2015, we used $3,000 for the repayment on outstanding notes payable. During the six month period ended June 30, 2014, we generated $4,912,000 from financing activities, resulting from $4,954,000 in net proceeds raised from the March 2014 issuance of the Series C-2 preferred stock, offset by repayments on outstanding notes payable.

Current Cash Outlook

As of June 30, 2015, we have accumulated a deficit of $69,630,000 and total stockholders’ equity of $2,901,000. On June 30, 2015 we had current liabilities of $121,000 and net working capital of $2,723,000. In previous years we had been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations. In March 2014 we raised $5,000,000 in gross proceeds through a private placement of the Series C-2 preferred stock. The proceeds from this transaction are being used to support the ongoing development and marketing of our core technologies and product initiatives.

Pursuant to the Series C-2 Preferred stock transaction on March 2014, we were required to use commercially reasonable efforts to raise $1,000,000, in a separate private placement or private placements, through the offer and sale of an additional Series C-3 Voting Convertible Preferred Stock, par value of $0.01 per share. This effort was originally planned to take place within 180 days of the March 2014 transaction; however, the Company postponed this additional equity raise in order to ensure that we would not jeopardize our ability to utilize certain of our net operating carryforwards in relation to the Internal Revenue Code Section 382. The pricing of the Series C-3 Preferred Shares will be determined by the Board of Directors prior to the initial closing of the sale of those shares; however, pursuant to the terms of the Series C-2 Preferred stock transaction, the price of the Series C-3 Preferred Shares cannot be less than $0.25 per share. We are planning to conduct the sale of the Series C-3 Preferred Shares sometime in the near future, if market conditions of our stock improve. There can be no assurance, however, that we will be successful in raising this additional capital on the terms stipulated in the March 2014 transaction.

Presently, we anticipate that our operating cash requirements for the full year of 2015 will be in the range of approximately $2,300,000. Management believes that based upon our current cash position and the current outlook for our business operations, we will be able to continue operations through June 30, 2016.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of June 30, 2015, there were no accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of June 30, 2015, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes to the risk factors facing the Company as disclosed in our Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following Exhibits, as applicable, are included in this Quarterly Report (Form 10-Q). The Exhibit Index is found on the page immediately succeeding the signature page and the Exhibits follow on the pages immediately succeeding the Exhibit Index.

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession
None

(3)	Articles of Incorporation, By-laws		*

3.1

Certificate of Incorporation, incorporated by reference to Form 10-SB/A , Registration Statement, registering Company’s $0.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934;

*

	3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000;	*

	3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	*

	3.4	By-laws, as amended by shareholders on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002;	*

3.5

Certificate of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004;

*

3.6

Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing authorized common shares from 40,000,000 to 400,000,000, incorporated by reference to Form 10-K filed for fiscal year ended December 31, 2006;

*

3.7

Certificate of Amendment to the Certificate of Incorporation dated September 21, 2011 setting forth terms and conditions of Class C Preferred, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

*

3.8

Certificate of Amendment to the Certificate of Incorporation dated March 28, 2014 setting forth terms and conditions of Series C-2 Preferred, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

*

(4)	Instruments defining the rights of holders including indentures
None.

(10)	Material Contracts

	10.1	2011 Stock Option Plan and template agreements to be used to grant options thereunder, incorporated by reference to annual report (Form 10-K) filed March 29, 2011;	*

	10.2	Stock Option Agreement dated September 30, 2010 between the company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010;	*

	10.3	Employment Agreement dated October 4, 2010 between the Company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010	*

	10.4	Agreement dated December 13, 2010 between Heinrocket Inc. as Consultant and Torvec, Inc., incorporated by reference to annual report (Form 10-K) filed March 29, 2011.	*

10.5

Securities Purchase Agreement by and among Torvec, Inc., a New York corporation, B. Thomas Golisano, and each purchaser listed on the Schedule of Purchasers attached thereto, dated September 23, 2011, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

*

	10.6	Form of Warrant to Purchase Common Stock of Torvec, Inc., incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.	*

	10.7	Form of Directors Subscription Agreement, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.	*

10.8

Investors’ Rights Agreement by and between Torvec, Inc., a New York corporation, B. Thomas Golisano, Charles T. Graham, and David Still, dated September 23, 2011, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

*

	10.9	Letter Agreement between Torvec, Inc. and SCIRE Corporation, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 27, 2012	*

	10.10	Letter Agreement between Torvec, Inc. and SCIRE Corporation, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 5, 2013.	*

10.11

Amended and Restated Investors’ Rights Agreement by and between Torvec, Inc., a New York corporation, B. Thomas Golisano, Charles T. Graham, and David Still, dated March 28, 2014, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

*

10.12

Securities Purchase Agreement by and among Torvec, Inc., B. Thomas Golisano, and each purchaser listed on the Schedule of Purchasers attached thereto, dated September 23, 2011, incorporated by reference to From 8-K filed with the Securities and Exchange Commission on September 26, 2011.

*

(11)	Statement re computation of per share earnings (loss)
Not applicable.

(15)	Letter re: unaudited interim financial information
None.

(18)	Letter re change in accounting principles
None.

(19)	Report furnished to security holders
None.

(22)	Published report regarding matters submitted to vote of security holders
None.

(23)	Consents of experts and counsel
None.

(23.1)	Registered independent accounting firm consent
None.

(24)	Power of attorney
None.

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications – CEO		**

(31.2)	Rule 13(a)-14(d)/15(d)-14(d) Certifications – CFO		**

(32)	Section 1350 Certifications		**

(99)	Additional exhibits
None.

(100)	XBRL-related documents
None.

(101)

The following materials from Torvec, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2015 and 2014 (ii) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements***

*previously filed

** attached herein

*** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORVEC, INC.

Date: August 5, 2015	By:	/s/ Richard A. Kaplan
Richard A. Kaplan
Chief Executive Officer

Date: August 5, 2015	By:	/s/ Kathleen A. Browne
Kathleen A. Browne
Interim Chief Financial Officer and Principal Accounting Officer