Form 10-Q
period 2015-09-30
TORVEC INC
filed 2015-11-04
CIK 1063197

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 3, 2015
Common Stock, $0.01 par value	45,754,041

TORVEC, INC.

(dba CurAegis Technologies, Inc.)

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	1

	Condensed Consolidated Statements of Operations – Three and Nine Month Periods Ended September 30, 2015 and 2014 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows –Nine Month Periods Ended September 30, 2015 and 2014 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURE PAGE		26

EXHIBITS

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

 i

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TORVEC, INC.

(dba CurAegis Technologies, Inc.)

Condensed

Consolidated Balance Sheets

	September 30, 2015 (unaudited)	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$1,946,000	$3,724,000
Prepaid expenses and other current assets	40,000	15,000

Total current assets	1,986,000	3,739,000

Net property and equipment	458,000	271,000

Total Assets	$2,444,000	$4,010,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current portion	$2,000	$6,000
Accounts payable	126,000	67,000
Accrued liabilities	56,000	41,000
Total current liabilities	184,000	114,000
Notes payable, net of current portion	7,000	-
Total Liabilities	191,000	114,000

Commitments and other matters (Note H)

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C: 16,250,000 Series C voting, convertible, no dividend, shares issued and outstanding at September 30, 2015 and December 31, 2014: 16,250,000, respectively	162,000	162,000
Series C-2: 25,000,000 Series C-2 voting, convertible, no dividend, shares issued and outstanding at September 30, 2015 and December 31, 2014: 25,000,000, respectively	250,000	250,000
Class A: 3,300,000 Class A non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at September 30, 2015 and December 31, 2014: 565,721 and 587,101, respectively	6,000	6,000
Class B: 300,000 Class B non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at September 30, 2015 and December 31, 2014: 67,500, respectively	1,000	1,000
Common stock: $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at September 30, 2015 and December 31, 2014: 45,754,041 and 45,716,298, respectively	457,000	457,000
Additional paid-in capital	71,907,000	71,559,000
Accumulated Deficit	(70,530,000)	(68,539,000)

Total Stockholders' Equity	2,253,000	3,896,000

Total Liabilities and Stockholders' Equity	$2,444,000	$4,010,000

See notes to condensed consolidated financial statements.

TORVEC, INC.

 (dba CurAegis Technologies, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Revenue	$-	$-	$-	$50,000
Cost of Goods Sold	-	-	-	92,000

Gross Margin	-	-	-	(42,000)

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation	369,000	262,000	953,000	922,000
Stock-based compensation related to options and warrants	2,000	5,000	7,000	(27,000)
Total research and development	371,000	267,000	960,000	895,000
General and administrative:
G&A costs, excluding stock-based compensation	283,000	269,000	721,000	876,000
Stock-based compensation related to options and warrants	249,000	85,000	342,000	160,000
Total general and administrative	532,000	354,000	1,063,000	1,036,000

Total costs and expenses	903,000	621,000	2,023,000	1,931,000

Loss from operations	(903,000)	(621,000)	(2,023,000)	(1,973,000)

Other income	3,000	7,000	31,000	27,000

Loss before income tax benefits	(900,000)	(614,000)	(1,992,000)	(1,946,000)

Income tax benefits	-	-	-	-

Net Loss	(900,000)	(614,000)	(1,992,000)	(1,946,000)

Preferred stock beneficial conversion feature	-	-	-	4,250,000
Preferred stock dividends	64,000	66,000	192,000	198,000

Net Loss attributable to common stockholders	$(964,000)	$(680,000)	$(2,184,000)	$(6,394,000)

Net Loss per common share attributable to stockholders
Basic and Diluted	$(0.02)	$(0.01)	$(0.05)	$(0.14)

Weighted average number of shares of common stock:
Basic and Diluted	45,754,000	45,716,000	45,754,000	45,716,000

See notes to condensed consolidated financial statements.

TORVEC, INC.

(dba CurAegis Technologies, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Cash flows from operating activities:
Net loss	$(1,992,000)	$(1,946,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,000	125,000
Gain on disposition of fixed assets, net	(19,000)	(12,000)
Recovery of bad debt	(20,000)	-
Stock-based compensation related to stock options and warrants	348,000	133,000
Changes in:
Accounts receivable	20,000	(20,000)
Prepaid expenses and other current assets	(25,000)	(26,000)
Deferred revenue	-	(20,000)
Accrued payroll taxes	-	(5,000)
Accounts payable and other accrued expenses	75,000	19,000

Net cash used in operating activities	(1,528,000)	(1,752,000)

Cash flows from investing activities:
Purchase of property and equipment	(308,000)	(43,000)
Proceeds from sale of fixed assets	62,000	70,000

Net cash (used in) provided by investing activities	(246,000)	27,000

Cash flows from financing activities:
Net proceeds from sales of preferred stock	-	4,954,000
Repayments of notes payable	(4,000)	(46,000)

Net cash (used in) provided by financing activities	(4,000)	4,908,000

Net (decrease) increase in cash and cash equivalents	(1,778,000)	3,183,000

Cash and cash equivalents at beginning of period	3,724,000	1,072,000

Cash and cash equivalents at end of period	$1,946,000	$4,255,000

Supplemental Disclosures:
Interest paid	-	$1,000
Acquisition of equipment through capital lease	$9,000	-
Conversion of preferred shares to common	$86,000	-
Conversion of preferred dividends to common	$65,000	-

See notes to condensed consolidated financial statements.

TORVEC, INC.

(dba CurAegis Technologies, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — THE COMPANY AND BASIS OF PRESENTATION

Management announced a name change for the Company during the third quarter of 2015. The company will establish its business around two divisions. The CURA division will oversee the Fatigue Management Consulting business, and the Aegis division that will oversee the Power and Hydraulic business. The new name of the company will be CurAegis Technologies, Inc. This will be used as a DBA until the next shareholders meeting when we will officially change the name.

The interim information contained herein with respect to the three and nine month periods ended September 30, 2015 and 2014 have not been audited but has been prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and nine month periods ended September 30, 2015 and 2014. The results are not necessarily indicative of results to be expected for the entire year.

The Company was incorporated as a New York business corporation on September 25, 1996. The Company develops and markets advanced technologies in the areas of power, safety and wellness.  Currently, the Company is focusing its commercialization strategies on the following technologies: (i) the CURA system which encompasses a wearable device, the MyCadian™ Watch which measures degradation of alertness and sleep attributes and the Z Coach education and training tool (ii) the Hydraulic Pump. The MyCadian™ Watch consists of hardware and software that measures multiple metrics in order to establish that a person's ability to perform a task or job appears to be degrading. The Hydraulic Pump is an innovative hydraulic design, whose goal is to deliver better efficiencies in a package that is smaller and lighter than existing technologies.  The Company has not yet had any significant revenue-producing operations.

As used in this quarterly report, unless otherwise indicated, the terms “we”, “our”, “us”, “the Company” and “CurAegis” refer to Torvec, Inc.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at September 30, 2015 and December 31, 2014). As of September 30, 2015, each of the subsidiaries is non-operational. We are intending to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and amortization expense for the three month periods ended September 30, 2015 and 2014 amounted to $27,000 and $39,000, respectively.   Depreciation and amortization expense for the nine month periods ended September 30, 2015 and 2014 amounted to $85,000 and $125,000, respectively.

Whenever events or circumstances indicate, our long-lived assets, including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, impairment may be indicated. The carrying amount is then compared to the estimated discounted cash flows, and if there is an excess, such amount is recorded as impairment. During the three and nine month periods ended September 30, 2015 and 2014, we did not record any impairment charges.

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

The FASB’s (Financial Accounting Standards Board) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at September 30, 2015 and December 31, 2014. The carrying amount of cash, prepaids and other current assets, accounts payable and accrued expenses approximates their fair value due to their short maturity. The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

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

Business Segments: During the third quarter of 2015, the company announced the monitoring of its business operations will focus on two divisions in future periods. The CURA division will oversee the Fatigue Management Consulting business and the Aegis division will oversee the Power and Hydraulic business. No revenue has been recognized by either business segment during the nine months ended September 30, 2015.

The CURA division incurred $201,000 and $446,000 in expenses in the three and nine month periods ended September 30, 2015. The CURA division incurred $17,000 and $19,000 in expenses in the three and nine month periods ended September 30, 2014.

The Aegis division incurred $170,000 and $514,000 in expenses in the three and nine months periods ended September 30, 2015, respectively. The Aegis division incurred $251,000 and $876,000 in expenses in the three and nine months periods ended September 30, 2014, respectively.

Corporate general and administrative expenses will not be allocated to the business segments. Corporate general and administrative expenses were $532,000 and $1,063,000 in the three and nine months periods ended September 30, 2015, respectively. Corporate general and administrative expenses were $354,000 and $1,036,000 in the three and nine months periods ended September 30, 2014, respectively.

Assets attributed to the CURA division at September 30, 2015 were $300,000. Assets attributed to the Aegis division at September 30 2015 were $144,000. Assets considered as corporate assets as of September 30, 2015 were $2,000,000.

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of acquired technology. Depreciation expense that was charged to research and development for the three month periods ended September 30, 2015 and 2014 was $21,000 in each period. Depreciation expense that was charged to research and development for the nine month periods ended September 30, 2015 and 2014 was $59,000 and $69,000, respectively.

Patent costs for the three month periods ended September 30, 2015 and 2014 amounted to $22,000 and $44,000, respectively, and are included in general and administrative expenses. Patent costs for the nine month periods ended September 30, 2015 and 2014 amounted to $69,000 and $90,000, in each of the respective periods, and are included in general and administrative expenses.

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

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB ASC 718-10-65 (previously known as: FASB Staff Position (FSP No. SFAS 123(R)-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”). This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of FASB ASC 718-10.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of September 30, 2015, there was no accrued interest or penalties related to uncertain tax positions. The tax years 2011 through 2014 remain open to examination by the federal and state tax jurisdictions to which we are subject.

Loss per Common Share: FASB’s ASC 260-10 (previously known as FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At September 30, 2015 and 2014, we excluded 54,172,069 and 53,514,325 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. We have excluded 625,000 warrants from the diluted net loss per common share calculation at September 30, 2015 and 2014 as the conditions for their vesting are not time-based.

Recent Accounting pronouncements: ASU 2015-05 Intangibles – Goodwill and Other-Internal-Use Software (subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Agreement. The Financial Accounting Standards Board (“FASB”) added guidance to Subtopic 350-40 to help entities evaluate the accounting for fees paid in a cloud computing arrangement. The amendments provide a basis for evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a license to internal-use software, then the software license should be accounted for in accordance with Subtopic 350-40. If a cloud computing arrangement does not include a software license, then the arrangement should be accounted for as a service contract. This Update will be effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. This guidance will not have an immediate effect on the Company operations but will be considered as our product development and offering expands in future years.

In June 2015 the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The standard is now effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect recognized at the date of adoption (which includes additional footnote disclosures). In May 2014, the FASB issued ASU 2014-09,”Revenue from Contracts with Customers”, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

NOTE C – PROPERTY AND EQUIPMENT

At September 30, 2015 and December 31, 2014, property and equipment consist of the following:

	September 30, 2015	December 31, 2014
Office equipment and software	$518,000	$218,000
Shop equipment	226,000	213,000
Leasehold improvements	253,000	253,000
Transportation equipment	17,000	90,000
Construction in progress	-	6,000
	1,014,000	780,000
Less accumulated depreciation	556,000	509,000
Net property and equipment	$458,000	$271,000

The Company has invested $308,000 in property and equipment during the nine months ended September 30, 2015. During the three month period ended September 30, 2015, the Company acquired the Z-Coach fatigue management software tool. This educational software will be enhanced and expanded to target an array of industry applications and become a key component of the CURA system product offerings.

NOTE D— RELATED PARTY TRANSACTIONS

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership in which one of our directors is associated.

In October 2014, we extended this lease for a three-year renewal term through May 31, 2018. In June 2015 the rental rate increased to $6,256 per month ($75,070 per annum) for the remainder of the lease term. In addition, we are required to pay a proportionate share of the yearly real estate taxes and yearly common area costs. The lease agreement has a three-year renewal option that includes a 10% rate increase at the renewal period. (See Note H)

During 2010 we executed an agreement with a director to provide consulting services at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. During the three and nine month periods ended September 30, 2015 and 2014, we recorded no expense for services rendered in relation to this agreement.

The Company has a consulting agreement that extends to December 31, 2015 with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. The agreement provides for guaranteed minimum month fees, based on 8 hours of consulting, plus travel costs. During the three month periods ended September 30, 2015 and 2014, we recorded an expense of approximately $5,000 and $7,000, respectively, for consulting services and travel costs related to this agreement. During the nine month periods ended September 30, 2015 and 2014, we recorded an expense of approximately $14,000 and $22,000, respectively, for consulting services and travel costs related to this agreement.

Effective April 13, 2015, we entered into a consulting agreement with ProNexus LLC, of which one of our directors, Thomas Bonadio, through his affiliation with The Bonadio Group, is a minority investor. ProNexus LLC was engaged to provide outsourced finance and accounting services. During the nine months ended September 30, 2015, we recorded approximately $60,000 in connection with this service agreement. This service agreement was completed in August 2015.

During the nine months ended September 30, 2014, we sold a limited number of Iso-Torque differentials into the aftermarket to Model C-5 Corvette enthusiasts. A majority of these sales, amounting to approximately $9,000, were made to one of our board members at a discount to stated list price.

NOTE E — ACCRUED LIABILITIES

At September 30, 2015 and December 31, 2014, accrued liabilities consist of the following:

	September 30,	December 31,
	2015	2014
Accrued compensation	$40,000	$29,000
Accrued benefits and other	13,000	2,000
Accrued legal	3,000	10,000
	$56,000	$41,000

NOTE F — NOTES PAYABLE

As of September 30, 2015 and December 31, 2014, notes payable consists of the following:

	September 30,	December 31,
	2015	2014
Copy machine	$9,000	$2,000
Automobile	-	4,000
	$9,000	$6,000

In the nine months ended September 30, 2015, a capital lease for a copy machine was fully paid and we entered into a new capital lease agreement for a copy machine with a term of 5 years. The capitalized value of the lease was approximately $9,000, with a monthly payment of approximately $170 and an implicit interest rate of approximately 4.8%. At September 30, 2015, the outstanding balance on this note was approximately $9,000, of which $7,000 was classified as a non-current liability.

In 2012, we purchased an automobile for $16,600, a vehicle that we had previously been leasing. We financed this purchase with a 36 month promissory note. The interest rate on the note was approximately 10% and the payments were approximately $540 per month. At December 31, 2014, the outstanding balance on this note was approximately $4,000 which was classified as a current liability. During the second quarter of 2015 this note was fully paid.

NOTE G — STOCKHOLDERS’ EQUITY

Common Stock

We have 400 million common shares authorized with a par value of $0.01 per share. During the nine months ended September 30, 2015 we issued 21,380 common shares upon the election of a Class A preferred shareholder conversion and 16,363 common shares issued in satisfaction of Class A preferred dividend distribution.

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

Class A Non-voting Cumulative Convertible Preferred Stock

At September 30, 2015, there were 565,721 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. Dividends payable upon the conversion of the remaining 557,012 outstanding shares of Class A Preferred stock amounted to approximately $2,351,000 at September 30, 2015, of which $167,000 was accumulated during nine month period ended September 30, 2015. During the nine month period ended September 30, 2015, holders of Class A preferred shares converted 21,380 shares into common stock and the Company settled $65,000 Class A Preferred dividends with the issuance of 16,363 shares of common stock.

No Class A Preferred shares were sold or converted during the nine month period ended September 30, 2014 and no Class A Preferred dividends were settled during the nine months ended September 30, 2014. Accrued dividends payable upon the conversion of the Class A Preferred stock amounted to approximately $2,249,000 at December 31, 2014. The Company accumulated $173,000, during the nine month period ended September 30, 2014.

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

In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $2,351,000 and $2,249,000 at September 30, 2015 and December 31, 2014, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred shares at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

Class B Preferred Stock

No Class B Preferred shares were sold during the nine month period ended September 30, 2015 and no Class B Preferred shares were issued to Class B Preferred shareholders as a dividend during the nine month period ended September 30, 2015. Depending upon our cash position, from time to time we may request that a converting preferred shareholder entitled to receive dividends in cash consent to receive shares of restricted common stock in lieu thereof.

At September 30, 2015, there were 67,500 outstanding shares of Class B Preferred stock. At September 30, 2015, dividends payable upon the conversion of these outstanding shares of Class B Preferred amounted to approximately $344,000, of which $25,000 was accumulated during the nine month period ended September 30, 2015. At December 31, 2014, accrued dividends payable on the Class B Preferred shares was approximately $319,000.

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

In the event of the liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred and Class A Preferred shareholders, the Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $344,000 and $319,000 at September 30, 2015 and December 31, 2014, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

Series C Preferred Stock

The Company has authorized and issued 16,250,000 shares of Series C Voting Convertible Preferred Stock. No Series C Preferred stock was converted during the nine month period ended September 30, 2015 or during the year ended December 31, 2014. The value of the Series C Preferred shareholders’ liquidation preference was $6,500,000 at September 30, 2015 and at December 31, 2014.

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

As of September 30, 2015, Series C-2 Preferred shareholders have not converted any shares of Series C-2 Preferred into common stock. At September 30, 2015, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at September 30, 2015 and at December 31, 2014.

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

The Series C-2 Preferred Shares are not entitled to receive preferred dividends and have no redemption right, but are entitled to participate, on an as converted basis; with holders of outstanding shares of common stock in dividends and distributions on liquidation after all preferred shares have received payment in full of any preferred dividends or liquidation preferences. The Series C-2 Preferred Shares vote with the common stock on an as-converted basis. We may not, without approval of the holders of at least two-thirds of the Series C-2 Preferred Shares, (i) create any class or series of stock that is pari passu or senior to the Series C-2 Preferred Shares; (ii) create any class or series of stock that would share in the liquidation preference of the Series C-2 Preferred Shares or that is entitled to dividends payable other than in common stock or Series C-2 Preferred Shares of its own series, (iii) acquire any equity security or pay any dividend, except dividends on a class or series of stock that is junior to the Series C Preferred Shares, payable in such junior stock, (iv) reissue any Series C-2 Preferred Shares, (v) declare or pay any dividend that would impair the payment of the liquidation preference of the Series C-2 Preferred Shares, (vi) authorize or issue any additional Preferred Shares, (vii) change the Certificate of Incorporation to adversely affect the rights of the holders of the Series C-2 Preferred Shares, or (viii) authorize, commit to or consummate any liquidation, dissolution or winding up in which the liquidation preference of the Series C-2 Preferred Shares would not be paid in full.

In conjunction with the issuance of the 25,000,000 shares of Series C-2 Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature is approximately $4,250,000, which is reflected in our condensed consolidated statements of operations for the nine month period ended September 30, 2014 as an adjustment to arrive at the net loss attributable to common stockholders.

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

By its terms, our 1998 Plan terminated as to the grant of future options on May 27, 2008. Consequently, no additional stock options will be granted under the 1998 Plan, and no outstanding options remain available for exercise in accordance with their terms. There were no options exercised under the 1998 Plan during each of the nine month periods ended September 30, 2015 and 2014.

Through September 30, 2015, a total of 1,823,895 stock options had been granted under the 1998 Plan, no stock options had been exercised, and 1,823,895 stock options have expired. During the three months ended September 30, 2015, 100,000 options expired. As of September 30, 2015, there were no outstanding stock options under the 1998 Plan.

2011 Stock Option Plan

In 2011, shareholders approved the 2011 Stock Option Plan (the “2011 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified stock options and incentive stock options.

Non-qualified stock options may be granted to our officers, directors, employees and outside consultants. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. In the case of non-qualified stock options, the exercise price may be less than the fair market value of our stock on the date of grant. In the case of incentive stock options, the exercise price may not be less than such fair market value and in the case of an employee who owns more than 10% of our common stock; the exercise price may not be less than 110% of such market price. Options generally are exercisable for ten years from the date of grant, except that the exercise period for an incentive stock option granted to an employee who owns more than 10% of our stock may not be greater than five years.

During the three month period ended September 30, 2015, we granted 675,000 stock options under the 2011 Plan, 406,375 options became vested, and no options expired or were exercised. During the three month period ended September 30, 2014, we granted 500 stock options under the 2011 Plan, 6,250 options became vested, and 125,000 options expired unexercised and no options exercised.

During the nine month period ended September 30, 2015, we granted 695,000 stock options under the 2011 Plan, 472,000 options became vested, and no options expired or were exercised. As of September 30, 2015, there were 1,973,000 stock options outstanding under the 2011 Plan, 1,247,000 of which were vested. At September 30, 2015, there were 1,277,000 options remaining available for future grant under the 2011 Plan. During the nine month period ended September 30, 2014, we granted 11,000 stock options under the 2011 Plan, 131,750 options became vested, and 250,000 options expired unexercised or were forfeited and no options exercised.

During the nine months ended September 30, 2015 we modified 50,000 options previously granted to the Company’s former CFO. On February 5, 2015, in consideration for the former CFO’s willingness to assist in the transition to a new accounting team, the Company has agreed to modify the option agreement so that the unvested portion remains intact for the full term of the original stock option agreement. We used the Black-Scholes option-pricing model to value the cost of this modification which was an immaterial amount for the nine months ended September 30, 2015. These options vest upon the first day the closing trading price of the common stock of the Company shall be $10.00 or greater. Since they are now held by a non-employee we will revalue the fair value of these options on a quarterly basis through the vesting period.

Non-Plan Options

As of September 30, 2015, there were a total of 6,965,000 non-plan options outstanding, of which 4,815,000 were fully vested. During the nine month period ended September 30, 2015, we granted no non-plan stock options, 337,500 options became vested, and no options were exercised or cancelled.     During the nine month period ended September 30, 2014, we granted no non-plan stock options, 337,500 options became vested, and no options were exercised or cancelled.

Option Summary

For the nine month periods ended September 30, 2015 and 2014, compensation cost related to all stock options amounted to $349,000 and $133,000, respectively. For the three month periods ending September 30, 2015 and 2014, compensation cost related to all stock options amounted to $252,000 and $90,000, respectively. As of September 30, 2015, there was approximately $199,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average 1.5 years.

During the nine month period ended September 30, 2015 and 2014, we granted 695,000 stock options with a weighted average grant-date fair value of $0.53 and 11,000 stock options with weighted average grant-date fair value of $0.36, respectively. The total grant date fair value of all stock options vested during the nine month periods ended September 30, 2015 and 2014 was approximately $861,000 and $690,000, respectively.

The fair value of options granted during the nine month periods ended September 30, 2015 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2015			2014
Expected term in years	5.0	-	6.5	6.3
Expected forfeiture rate		0.0%		0.0%
Risk free rate	1.5	-	2.0%	2.1%
Volatility	130	-	135%	135%
Dividend yield		0.0%		0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected term was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the nine month period ended September 30, 2015:

		Weighted Average Exercise	Weighted Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2015	8,343,000	$0.63	6.0	-
Granted	695,000	0.53
Exercised	-	-
Canceled or expired	100,000	5.00

Outstanding at September 30, 2015	8,938,000	$0.57	5.7	$265,000

Exercisable at September 30, 2015	6,062,000	$0.66	5.5	$121,000

As of September 30, 2015, the exercise prices of all outstanding stock options, as well as all vested stock options, ranged from $0.20 per share to $5.00 per share.

Warrants

The following summarizes the activity of our outstanding warrants for the nine month period ended September 30, 2015:

		Weighted Average Exercise		Weighted Average Remaining Contractual Term		Aggregate Intrinsic
	Shares	Price		(in years)		Value
Outstanding at January 1, 2015	3,356,750	$1.99	(A)	5.6		$77,000

Granted	-	-
Exercised	-	-
Canceled or expired	37,500	0.01

Outstanding at September 30, 2015	3,319,250	$2.04	(A)	5.0	(B)	$9,300

Exercisable at September 30, 2015	2,694,250	$2.99		5.0	(C)	$9,300

(A)	The weighted average exercise price for warrants outstanding as of January 1, 2015 and September 30, 2015 excludes 1,750,000 warrants with no determined exercise price.

(B)	The weighted average remaining contractual term for warrants outstanding as of September 30, 2015 excludes 743,500 warrants with no expiration date.

(C)	The weighted average remaining contractual term for warrants exercisable as of September 30, 2015 excludes 118,500 warrants with no expiration date.

NOTE H — COMMITMENTS AND OTHER MATTERS

Leases

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership in which one of our directors is associated. (See Note D).  In October 2014, we extended the lease for a three-year renewal term through May 31, 2018. The current rental rate is $6,256 per month ($75,070 per annum) for the remainder of the lease term. In addition, we are required to pay a proportionate share of the yearly real estate taxes and yearly common area costs.

Rent expense for the nine month periods ended September 30, 2015 and 2014 was approximately $53,000 and $51,000, respectively. Including consideration for the renewal options, rent payments required under the lease for the twelve month periods ending December 31, 2015 through 2019 will amount to approximately $72,000, $75,000, $75,000, and $31,000, respectively.

Employment Agreements

In the third quarter of 2015, the Company hired a Vice President of business development for the CURA division. The hiring agreement includes a severance agreement including six months salary if a termination by the Company is initiated other than for cause or executive good reason. Such severance will be based on the salary at the time of the action in return for a general release of the Company and its officers, directors and agents satisfactory to the Company.

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

Consulting Agreements

The Company established the CURA Advisory Board during the third quarter of 2015 to assist in the design, development and commercialization of the CURA fatigue management products. This group consists of some of the most respected consultants, researchers and clinicians in the fatigue management industry. Each CURA member will interact in an advisory capacity with management to critique and assess the effectiveness of CURA products prior to product introduction in order to maximize the effectiveness and user experience. The CURA advisors will each received an annual stipend of $5,000, will be paid $4,000 per year for attendance at four meetings and receive a grant of 50,000 common stock options, vesting over four years at an exercise price equal to the market price on the date of issuance.

Effective as of January 1, 2013, we entered into a consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. During the nine month periods ended September 30, 2015 and 2014, we recorded expense of approximately $14,000 and $22,000, respectively, for consulting services and travel costs related to this agreement. In November 2014, we extended this consulting agreement through December 31, 2015, providing for a guaranteed minimum of $1,200 per month, based on 8 hours of consulting, plus travel costs. Additional hours above this minimum incurred in 2015 will be billed at a rate of $150 per hour.

In 2010, we engaged the services of a consulting firm to provide expertise with business development initiatives, strategic planning and general funding opportunities. In 2011, the agreement was modified to pay the consultant a commission equal to 4% of the value received by us from third parties introduced to us by or through the auspices of the consultant through January 1, 2017. Cumulatively, through September 30, 2015, we have recorded approximately $3,000 of expense for services rendered in relation to this agreement.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overall Business Strategy

Management announced a name change for the Company during the third quarter of 2015. The company will establish its business around two divisions. The CURA division will oversee the Fatigue Management Consulting business, and the Aegis division that will oversee the Power and Hydraulic business. The new name of the company will be CurAegis Technologies, Inc. This will be used as a DBA until the next shareholders meeting when we will officially change the name.

The interim information contained herein with respect to the three and nine month periods ended September 30, 2015 and 2014 have not been audited but has been prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for financial statements. Included are ordinary adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and nine month periods ended September 30, 2015 and 2014. The results are not necessarily indicative of results to be expected for the entire year.

The Company was incorporated as a New York business corporation on September 25, 1996. The Company develops and markets advanced technologies in the areas of power, safety and wellness.  Currently, the Company is focusing its commercialization strategies on the following technologies: (i) the CURA system which encompasses a wearable device, the MyCadian™ Watch which measures degradation of alertness and sleep attributes and the Z Coach education and training tool (ii) the Hydraulic Pump. The MyCadian™ Watch consists of hardware and software that measures multiple metrics in order to establish that a person's ability to perform a task or job appears to be degrading. The Hydraulic Pump is an innovative hydraulic design, whose goal is to deliver better efficiencies in a package that is smaller and lighter than existing technologies.  The Company has not yet had any significant revenue-producing operations.

As used in this quarterly report, unless otherwise indicated, the terms “we”, “our”, “us”, “the Company” and CurAegis” refer to Torvec, Inc.

Current Status of Business Plan and Ongoing Projects

CURA Division: CURA System and MyCadian Watch™

The Company’s CURA division is developing a proprietary technology and suite of products designed to measure, in quantifiable terms, the decrease in a person’s alertness, thus enabling that person, their employers, and others to take measures to avert undesired or disastrous situations. The MyCadian Watch™ is a wearable device consisting of the latest physiological monitoring hardware and proprietary CURA™ (Circadian User Risk Assessment) software intended to detect a degradation of alertness in a user and also reveals sleep and fatigue problems. The CURA™ software will include:

1.	unique metrics that will assess an individual’s alertness degradation in task, job performance and sleep,
2.	an assessment of an organization’s employee population’s sleep and fatigue problems and
3.	the remediation tools directed to an employee while maintaining complete personal confidentiality for the employee.

CurAegis Technologies is presently engaged in clinical testing with a number of sleep study experts and neurologists to assist with the analysis and validation of this new technology. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. These degradations can be caused by drowsiness, alcohol or other drugs, sickness, psychological problems and thought distractions. Action taken upon a warning of a change in alertness will lead to a better and safer environment.

The MyCadian Watch™ can alert the user and third parties to let them know their alertness is degrading. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters. With the information provided from the CURA software analytics, employees can work with Z-Coach, our proprietary sleep training and education solution, to correct sleep issues and improve overall wellness. The MyCadian Watch™ will contain an emergency notification function through the use of a panic button or in sensing a lack of motion, will generate a third party panic notification.

The Company believes that based upon preliminary estimates, the total market for its invention is approximately 700 million users worldwide. We anticipate the production of alpha prototypes in the fourth quarter of 2015 and customer shipments in the second quarter of 2016. The Company has filed for patent protection for its invention.

Aegis Division: Hydraulic Pump –

The development of our the Hydraulic Pump has taken on added significance in light of recent U.S. government emissions regulations for off road diesel engines that will take effect in the near future. These regulations will require diesel engines to pollute less. To help achieve these new standards, companies are attempting to run the diesel engines, and thus their hydraulic pumps, at lower rotational speeds. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in rotational speed. Among other advantages, the unique technology of our hydraulic pump allows a larger displacement pump to fit into the same or smaller footprint than that of existing pumps. This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

Our goal with the hydraulic pump technology is to give the marketplace a revolutionary new concept in hydraulic pumps and motors that:

●	Is smaller and lighter than conventional pumps and motors,
●	Is more efficient,
●	Is as reliable,
●	Is price competitive,
●	Has the unique ability to scale much larger allowing more powerful pumps and motors.

Since 2012, we have invested in software, test equipment and personnel to enhance our development efforts and began a drastic redesign of the Hydraulic Pump to improve the overall performance while maintaining the significant the advantages we have in size and weight. We have built our own testing facility for initial testing, which would have otherwise taken place at a third party testing facility. Our engineer and design team has progressively made adjustments to the valve sealing design and each change has shown an improvement in the measured efficiency of the pump. We have recently achieved our pressure goal of 5000 psi. This is a significant accomplishment and major milestone in our development. .

We will continue to design modifications to enhance the overall pump technology. We have filed for patent protection for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process. Although there is still much to be done, we continue to be extremely encouraged by our testing.

IsoTorque® Differential –

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

Company Revenue and Expenses

Three Month Periods Ended September 30, 2015 and 2014

There was no revenue reported for the three month periods ended September 30, 2015 and September 30, 2014.

Research and development expenses for the three months ended September 30, 2015 amounted to $371,000 as compared to $267,000 for the comparable period in 2014. Non-cash stock-based compensation expense for the three month periods ended September 30, 2015 and 2014 was $2,000 and $5,000, respectively. Excluding the non-cash stock-based compensation, research and development expenses for the three month period ended September 30, 2015 amounted to $369,000, an increase of $107,000, or 41%, from $262,000 recorded in the comparable period in 2014. The increase in spending during 2015 is attributed to incremental spending for engineering headcount and consulting provided in the development of the MyCadian Watch™ Wearable Device.

General and administrative expense for the three months ended September 30, 2015 amounted to $532,000 compared to $354,000 for 2014. Non-cash stock-based compensation expense for the three months ended September 30, 2015 was $249,000, compared to $85,000 for the three months ended September 30, 2014. Excluding the non-cash stock-based compensation, general and administrative expense for the third quarter of 2015 amounted to $283,000 compared to $269,000 in 2014.The increase in stock based compensation expense reflects the grant of options to a senior level new hire and 4 CURA Advisory Board members during the third quarter of 2015.

The loss from operations for the three month period ended September 30, 2015 was $903,000, compared with a loss from operations of $621,000 in 2014. Other income decreased to $3,000 in 2015 from $7,000 in 2014, primarily due to gains recognized on the disposition of fixed assets no longer utilized in the product development process. Preferred stock dividends amounted to $64,000 and $66,000 in each of the three month periods ended September 30, 2015 and 2014, respectively.

The net loss attributable to common stockholders for the three month period ended September 30, 2015 was $964,000 as compared to a net loss of $680,000 for the comparable period in 2014. The weighted average number of common shares outstanding was 45,754,000 and 45,716,000, respectively for the three month periods ended September 30, 2015 and 2014. Net loss per share attributed to common shareholders for the three month periods ended September 30, 2015 and 2014 was $0.02 and $0.01 respectively.

Nine Month Periods Ended September 30, 2015 and 2014

There was no revenue reported for the nine month periods ended September 30, 2015 compared to $50,000 for the nine months ended September 30, 2014. Revenue for the nine months ended September 30, 2014 reflects the completion of our development agreement with BAIC, as well as from the sale of limited quantities of IsoTorque® differentials into the aftermarket specific model C-5 Corvette platform. Cost of goods sold for the nine months ended September 30, 2014 was $92,000 resulting in a negative gross margin in the amount of $42,000. This loss in margin reflects high material cost for the differentials due to low production quantities and due to development costs for the BAIC project that were not fully offset by proceeds from the development agreement.

Research and development expenses for the nine months ended September 30, 2015 amounted to $960,000 as compared to $895,000 during the comparable period in 2014. Non-cash stock-based compensation for the nine months ended September 30, 2015 was $7,000, compared to a net credit of $27,000 for the nine months ended September 30, 2014. Excluding the non-cash stock-based compensation, research and development expenses for the nine month period ended September 30, 2015 amounted to $953,000, an increase of $31,000, or 3%, from $922,000 recorded in the comparable period in 2014. The increase in 2015 is attributable to the re-direction of engineering efforts from the IsoTorque® differential technology to the Hydraulic Pump and MyCadian Watch™ design and development. This transition in effort has resulted in lower costs for material and product components and depreciation expense offset by contract and consulting costs for the MyCadian Watch™. The $27,000 credit for stock compensation expense in 2014 was due primarily to a reversal of expense associated with the forfeiture of unvested options resulting from the departure of the chief technology officer.

General and administrative expense for the nine months ended September 30, 2015 amounted to $1,063,000 compared to $1,036,000 for 2014. Non-cash stock-based compensation for the nine months ended September 30, 2015 was $342,000, an increase of $182,000 from $160,000 for the nine months ended September 30, 2014. Excluding the non-cash stock-based compensation, general and administrative expense for the nine month ended September 30, 2015 was $721,000 compared to $876,000 in comparable period in 2014. The decrease of $155,000, or 18%, is attributed to: the recovery of a previously reserved customer receivable of $20,000, reductions in salary expenses primarily attributed to the departure of the Company’s CFO in the first quarter of 2015, and a decrease in depreciation expense, offset by an increase in outside consultants. The increase in stock based compensation expense reflects the grant of options to a senior level new hire and 4 CURA Advisory Board members during the third quarter of 2015.

Net loss for the nine month period ended September 30, 2015 was $1,992,000 compared to a net loss of $1,946,000 in the comparable period of 2014. Other income increased to $31,000 in 2015 compared to $27,000 in 2014, primarily due to gains recognized on the disposition of fixed assets no longer utilized in the product development process.

The net loss attributable to common stockholders for the nine month period ended September 30, 2015 was $2,184,000 compared to a net loss for the comparable period in 2014 of $6,394,000. In March 2014, in connection with the issuance of the 25,000,000 shares of Series C-2 Preferred stock the Company recorded a non-cash beneficial conversion feature of $4,250,000. Preferred stock dividends of $192,000 and $198,000 were recorded in during the nine month periods ended September 30, 2015 and 2014, respectively.

The weighted average number of common shares outstanding was 45,754,000 and 45,716,000 respectively for each of the nine month periods ended September 30, 2015 and 2014. Net loss per share attributed to common shareholders for the nine month periods ended September 30, 2015 and 2014 was $0.05 and $0.14, respectively.

Liquidity and Capital Resources

As of September 30, 2015, cash and cash equivalents totaled $1,946,000, reflecting a decrease of $1,778,000 from the beginning of the year. During the nine months ended September 30, 2015, we used $1,528,000 of cash in operating activities, down from the $1,752,000 spent during the comparable period in 2014.

A net loss for the nine months ended September 30, 2015 of $1,992,000 was offset by non-cash charges for depreciation of $85,000, gains on dispositions of fixed assets, a recovery of a bad debt previously written off and stock-based compensation of $348,000. The net change of working capital items provided $70,000 in operating cash in the nine months ended September 30, 2015. In 2014, we reported net loss of $1,946,000, which was offset by non-cash charges for depreciation of $125,000 and stock-based compensation of $133,000. Other adjustments to reconcile the net loss to the net cash used in operating activities in the nine months ended September 30, 2014 included a gain on the disposition of fixed assets of $12,000 and a net change of $52,000 from working capital items.

The Company had a cash usage from operations of approximately $170,000 per month for the nine month period ended September 30, 2015 compared to approximately $195,000 per month in the comparable period in 2014. The Company anticipates spending between $200,000 and $250,000 per month during the period from the fourth quarter of 2015 through June of 2016. This increase in spending will be directly associated with product development, design, testing and related sales and marketing efforts to bring the CurAegis technologies products to market. The fourth quarter of 2015 product development costs will include clinical trials for the MyCadian Watch™ and advanced instrument and design testing for the hydraulic pump.

Investing activities used $246,000 in the nine month period ended September 30, 2015 which included approximately $62,000 in proceeds from the sales of fixed assets. During the third quarter of 2015, the Company purchased the Z-Coach fatigue management tool. Z-Coach is a robust fatigue management training program that will be enhanced and expanded to target an array of industry applications and become a key component to our CURA system product offering. The Company will continue to invest in software development and product expansion as complementary fatigue management products and tools are identified. During the nine month period ended September 30, 2014, $27,000 in net cash was generated from investing activities; reflecting $70,000 in proceeds from the sale of fixed assets offset by $43,000 for the purchase of fixed assets.

During the nine month period ended September 30, 2015, we used $4,000 in cash in the repayment on outstanding notes payable. During the nine month period ended September 30, 2014, we generated $4,908,000 from financing activities, resulting from $4,954,000 in net proceeds raised from the March 2014 issuance of the Series C-2 preferred stock, offset by repayments on outstanding notes payable.

Current Cash Outlook

The Company believes that operating cash requirements for the full year of 2015 will be approximately $2,500,000. Management believes based upon our current cash position and our outlook for our business operations, our current cash position will fund our operational objectives through June 2016. The Company plans to initiate a $2.5 million private placement of common stock (as described further below) to fund research and development of our CURA and AEGIS products and provide working capital for sales and marketing of the Company’s products. Management anticipates the proceeds from this private placement, in addition to sales projected from product introductions, will provide the business with the cash needed for the future. The Company will consider future private placements if business investments and opportunities necessitate.

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

The Company plans to initiate a $2.5 million private placement of common stock in lieu of the Series C3 Preferred stock described above. The private placement will be offered first to our existing shareholders and then to other accredited investors. The Company anticipates this private placement will be completed by the first quarter of 2016. All terms and conditions for this private placement of common stock will be determined by the Board of Directors prior to the initial closing. Prior to closing, the Company will obtain all required approvals from Series C and Series C-2 preferred shareholders. There can be no assurance, however, that the Company will be successful in raising this additional capital on the terms that are favorable to the Company.

As of September 30, 2015, we have accumulated a deficit of $70,530,000 and total stockholders’ equity of $2,253,000. On September 30, 2015 we had current liabilities of $184,000 and net working capital of $1,802,000. Historically we have been dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations. In March 2014 we raised $5,000,000 in gross proceeds through a private placement of the Series C-2 preferred stock. The proceeds from this transaction are being used to support the ongoing development and marketing of our core technologies and product initiatives.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of September 30, 2015, there were no accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of September 30, 2015, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*

	10.13	Employment Agreement effective September 1, 2015 between the Company and Kathleen A. Browne, incorporated by reference to current report (Form 8-K) filed September 17, 2015	*

(11)	Statement re computation of per share earnings (loss)
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
None.

(101)

The following materials from Torvec, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015 and 2014 (ii) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements***

*previously filed

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

TORVEC, INC.

Date: November 4, 2015	By:	/s/ Richard A. Kaplan
Richard A. Kaplan
Chief Executive Officer

Date: November 4, 2015	By:	/s/ Kathleen A. Browne
Kathleen A. Browne
Chief Financial Officer and Principal Accounting Officer