Form 10-K
period 2015-12-31
TORVEC INC
filed 2016-03-08
CIK 1063197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended DECEMBER 31, 2015

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $7,372,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 7, 2016: 45,796,765.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the 2016 annual meeting of shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of the registrant’s fiscal year.

TORVEC, INC.

(dba CurAegis Technologies)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44

Item 13. Certain Relationships and Related Transactions, and Director Independence	44

Item 14. Principal Accountant Fees and Services	44

PART IV

Item 15. Exhibits, Financial Statement Schedules	45

SIGNATURE PAGE	46

EXHIBIT INDEX	47

Exhibit 3.1
Exhibit 3.2
Exhibit 3.3
Exhibit 3.4
Exhibit 3.5
Exhibit 3.6
Exhibit 3.7
Exhibit 3.8
Exhibit 3.9
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 21
Exhibit 24
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, the successful commercialization of our products, general domestic and global economic conditions, government and environmental regulations, competition and customer strategies, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, technical failures, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements set forth herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this annual report.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this annual report on Form 10-K to reflect new information, future events or other developments

As used in this annual report, unless otherwise indicated, the terms “we”, “our”, “us”, “the Company” and “CurAegis” refer to Torvec, Inc.

Item 1.  BUSINESS

History and Development of Our Technology

Management announced a name change during 2015 in connection with the establishment of its two business divisions. The CURA division is engaged in the fatigue management business and the Aegis division is engaged in the power and hydraulic business. The company intends to submit to its shareholders, at the 2016 annual shareholders meeting, a proposal to approve changing the name of the company to CurAegis Technologies, Inc. Until the legal name of the company is changed, the company is doing business as CurAegis Technologies, a Torvec company.

Torvec, Inc. was incorporated as a New York business corporation on September 25, 1996. The Company develops and markets advanced technologies in the areas of power, safety and wellness.  Currently, we are focusing on the commercialization strategies in the following technologies:

(i)	the CURA system which includes the myCadian™ watch which measures degradation of alertness and sleep attributes and the Z-Coach e-learning education and training tool and
(ii)	the Aegis hydraulic pump

The myCadian™ watch consists of hardware and software that measures multiple metrics in order to establish that a person's ability to perform a task or job appears to be degrading. The Aegis hydraulic pump is designed with an innovative hydraulic design that delivers greater efficiencies and is smaller than currently offered products.  The Company has not had any significant revenue-producing operations.

It is important to note, regarding both CURA and Aegis products, that the cycle time from the initiation of the sales process to revenue realization can be highly variable especially for a start-up entity.

CURA Division: the myCadian ™ watch, the CURA™ System , and Z-Coach™ e-learning

The Company’s CURA division is developing a proprietary technology and suite of products designed to (i) measure the decrease in a person’s alertness and (ii) to train individuals on how to improve alertness levels. The CURA™ system and the myCadian™ watch enable the user and third parties to anticipate and avert undesired or disastrous situations caused by the degradation of alertness. With the information provided from the CURA™ software analytics employees can work with Z-Coach, our proprietary sleep training and education solution to correct sleep issues and improve overall wellness.

CurAegis Technologies is engaged in validation testing with a number of sleep study experts and neurologists to assist with the analysis and validation of our new technologies. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. These degradations can be caused by drowsiness, alcohol or other drugs, sickness, psychological problems and thought distractions. Action taken upon a warning of a change in alertness will lead to a better and safer environment. The myCadian™ watch paired with the CURA™ system is a real time alertness and emergency monitoring system that addresses sleep and fatigue management solutions. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters.  The Company has filed for patent protection for these inventions.

The myCadian™ watch is a wearable device developed using physiological monitoring hardware and our proprietary CURA™ (Circadian User Risk Assessment) software and detects a degradation of alertness in a user and reveals sleep and fatigue problems. The MyCadian™ watch will contain an emergency notification function through the use of a panic button or in sensing a lack of motion which would generate a third party panic notification. The CURA™ system will include:

●	a proprietary tool that combines signal processing and pattern recognition to guide users and third parties about the alertness of the wearer,
●	a risk assessment that identifies the degradation of alertness potentially affecting the wearer’s ability perform tasks,
●	a comprehensive assessment for wellness, alertness and sleep,
●	real-time reporting that distills complex data into actionable information on mobile and desktop platforms,
●	predictive reporting for a user to take action when alertness begins to wane-before fatigue becomes dangerous,
●	flexible settings to provide employers a customized CURA tool within existing safety definitions and to create protocols for a unique environment,
●	pricing that makes it affordable across a broad based workforce.

The Company estimates the possible market opportunity for the CURA™ system and the myCadian™ watch at approximately 700 million users worldwide. We believe customer shipments of the myCadian™ watch will begin in 2016.

The Z-Coach e-learning tool was created by highly respected fatigue management scientists and was acquired by the Company in September 2015. The first of six Z-Coach e-learning modules, Z-Coach Aviation, has been designed for aviation professionals, from flight and ground crews, to scheduling, dispatch, administration and management. Z-Coach learning topics include: Risks and Costs of Fatigue, Fundamentals of Sleep, Fatigue Mitigation and Countermeasures. Z-Coach participants gain an awareness of the dangers inherent in the lack of sleep and learn to utilize lifestyle tools to make changes to improve their health, mood, productivity and safety. In 2016, CurAegis Technologies plans to release five additional industry-specific versions of Z-Coach in conjunction with the launch of the CURA™ system and the myCadian™ watch. Z-Coach Aviation will be available for sale in the first quarter of 2016.

Aegis Division: Hydraulic Pump –

The development of our hydraulic pump has taken on added significance in light of recent U.S. government emissions regulations for off road diesel engines. These regulations will require diesel engines to pollute less. To help achieve these new standards, companies are attempting to run diesel engines, and thus their hydraulic pumps, at lower rotational speeds. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in rotational speed. Among other advantages, the unique technology of our hydraulic pump allows a larger displacement pump to fit into the same or smaller footprint than that of existing pumps. This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

Our goal with the hydraulic pump technology is to give the marketplace a revolutionary new concept in hydraulic pumps and motors that will be:

●	smaller and lighter than conventional pumps and motors,
●	more efficient,
●	as reliable,
●	price competitive, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

Since 2012, we have invested in software, test equipment and personnel to enhance our development efforts and began a drastic redesign of the hydraulic pump to improve the overall performance while maintaining the significant advantages we have in size and weight. We have built our own testing facility for initial testing, which would have otherwise taken place at a third party testing facility. Our engineer and design team has progressively made adjustments to the valve sealing design and each change has shown an improvement in the measured efficiency of the pump. We have recently achieved our pressure goal of 5000 psi. We believe this is a significant accomplishment and major milestone in our development.

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

IsoTorque® Differential –

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

All key employees are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by us. These agreements also contain certain noncompetition and non-solicitation provisions effective during the employment term and for varying periods thereafter depending on position and location. There can be no assurance that we will be able to enforce these agreements. All of our employees agree to abide by the terms of a Code of Ethics policy that provides for the confidentiality of certain information received during the course of their employment.

Trademarks are an important aspect of our business. The following are our registered trademarks: Torvec®, IsoTorque® , myCadian™, CurAegis™, CURA™, Z-Coach™ and ZZ Coach™.

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

Management announced a name change during 2015 in connection with the establishment of its two business divisions. The CURA division is engaged in the fatigue management business and the Aegis division is engaged in the power and hydraulic business. The company intends to submit to its shareholders at the 2016 annual shareholders meeting a proposal to approve changing the name of the company to CurAegis Technologies, Inc. Until the legal name of the company is changed the company is doing business as CurAegis Technologies, a Torvec company. In connection with this name change, the company established a complementary website to establish the new branding of the company. This complementary website address is www.curaegis.com.

Executive Officers

Our executive officers as of December 31, 2015 were as follows:

Richard A. Kaplan, age 70, has served as chief executive officer and as a director since September 30, 2010. From 2000 to 2010, Mr. Kaplan was the chief executive officer of Pictometry International Corp., a visual information systems company that experienced exponential growth under his leadership. Previously, Mr. Kaplan led and developed a number of other successful businesses in industries including retail floor covering, advertising and marketing, computer software, real estate development and human resource development.

Mr. Kaplan currently is on the boards of three startup companies: Cerebral Assessment Systems, Viggi Corporation, and Vnomics Corp. He has also been very active in the community in academic institutions and charitable organizations, including present roles on the Board of Trustees at both Rochester Institute of Technology, Nazareth College, and the University of Rochester Medical Center as well as directorships at Venture Creations (an RIT business incubator), Camp Good Days and Special Times, Rochester’s Child, Rochester Broadway Theatre League, George Eastman House, and the Center for Governmental Research.

Mr. Kaplan’s business success and contributions within the community have been recognized by multiple awards, including the prestigious Herbert W. Vanden Brul Entrepreneurial Award presented by RIT’s E. Philip Saunders College of Business in April 2007. Mr. Kaplan was also designated the “Businessperson of the Year” in 2007. In 2012, he was inducted into the Rochester Business Hall of Fame.

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

Keith E. Gleasman, age 68, is a co-founder of the Company and has served as president and as a director since the company’s inception on September 26, 1996. In October 2010, he was appointed as vice president of marketing. From 2005 to 2010 he held the title of chief technology officer. From 1985 to 1988, Mr. Gleasman was the vice president of sales for the Power Systems Division at Gleason Works.

Mr. Gleasman is a co-inventor on a notable number of Torvec’s patents. His strengths include his extensive marketing and sales executive experience, in addition to his design and development knowledge. His particular expertise has been in the area of defining and demonstrating the products to persons within all levels of the automotive industry, race crew members, educators and students. He has spent virtually his entire career involved with inventing and manufacturing new and creative mechanical components for the automotive industry, working closely with his father, Vernon E. Gleasman.

Mr. Gleasman earned his B.S. degree from Ashland University in Ashland, Ohio.

Kathleen A. Browne, age 60, has served as chief financial officer, corporate secretary and principal accounting officer since April 2015. From 2007 to the present, Ms. Browne has been the sole proprietor of her own professional services and consulting business. Ms. Browne provided consulting services to the company from April 2015 through August 2015 and joined the Company on a part-time basis in September 2015. From 2007 to 2015 she served as chief financial officer in several development stage businesses including: U-Vend, Inc. and NaturalNano, Inc. Ms. Browne also served as the Controller and Chief Accountant for Paychex (2001-2004) and W. R. Grace (1996-2001). Ms. Browne spent thirteen years in public accounting with PricewaterhouseCoopers.

Ms. Browne is a CPA with a degree in accounting from St. John Fisher College in Rochester, NY.

Employees

As of December 31, 2015, we employed a total of 13 permanent and temporary employees, 7 of which are primarily devoted to research and development, and 6 focused on sales, marketing and administration. All are employed in the U.S. None of our employees is represented by a labor union.

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

The products we are currently developing or may develop in the future may not be technologically successful. In addition, the length of our product development cycle may be greater than we anticipate and we may experience delays in future product development. Even if our resulting products are technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products.

More specifically, our efforts to develop our MyCadian™ watch, a wearable device consisting of hardware and software designed to measure a degradation of alertness in a person’s ability to perform a task or job, may not be technologically successful. Our efforts to develop our Aegis hydraulic pump, an innovative hydraulic pump that is smaller, lighter, more efficient and cost competitive than other such pumps in the market, may not be technologically successful. The timetable for our product development may be longer than we anticipate and we may experience delays in future product development. Even if one or more of our resulting products is technologically successful, it may not achieve market acceptance or compete effectively with our competitors’ technologies. In addition, there can be no assurance that our patent applications will result in patents being issued or that current or additional patents will afford protection against competitors.

We have only recently entered into the fatigue management consulting business and we cannot predict our future results from operations of that business.

We have been engaged in the fatigue management consulting business only since only October 2014. We are in the process of developing and testing our initial fatigue management product and consequently there are currently no revenues from this line of business. Given our lack of operating history in this line of business, it is difficult to predict our future results. Investors should consider the risks and uncertainties that we may encounter as a pre-revenue-stage company in a new and unproven market. These uncertainties include:

●	our ability to design and engineer products having the desired technological features in a cost efficient manner;
●	consumer demand for, and acceptance of products utilizing our technologies;
●	our ability to demonstrate the benefits of our products and services to end users; and
●	our ability to raise additional capital when needed on commercially acceptable terms.

Because we have not begun the production of our products, we cannot be certain of the cost to make these products, if and at what point meaningful production would begin and therefore we cannot be sure whether we can profitably produce and sell our products.

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

If we are unable to adequately protect our intellectual property, our anticipated competitive advantage may disappear.

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

Our business is heavily reliant upon patented and patentable technology. We are not aware of any infringement by us. In the event that products we sell are determined or alleged to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if our products or proposed products are determined or alleged to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.

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

To date we have relied on sales of our equity securities and debt financing to finance our operations. We may need to raise additional funds in the future to fund our working capital needs, to fund more aggressive expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

There is currently a limited public market for our Common Stock, which may result in volatility and negatively impacting our trading price, and potentially causing investors to have difficulty when trying to sell the Common Stock issuable upon conversion of their Shares.

We are not required to meet certain quantitative and qualitative listing standards established by stock exchanges for the protection of investors. The market for our Common Stock is extremely limited, meaning that at any time and from time to time, there may not be enough sellers in the market to fill purchase orders and/or enough buyers in the market to fill sell orders for transactions where a given price is stipulated (i.e. “limit orders”). Such orders, therefore, may expire unfilled. Our Common Stock is volatile, meaning that purchase and/or sell orders for a numerically small number of shares (e.g. 500) may have a disproportionate positive or negative impact on the trading price at any time during any given trading day but especially, during the first and the last half-hour of trading. The market for our Common Stock is disproportionately influenced by market makers (i.e. broker/dealers) who agree to buy a limited number of shares of our Common Stock (e.g. 500 share blocks) during the course of a given trading day at various specified prices (the “bid”) who may negatively affect the trading price by periodically “lowering the bid” for our Common Stock without regard to company performance and/or disclosure of material events regarding our activities.

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

We may issue additional shares of capital stock in the future, which could cause dilution to all shareholders.

We are authorized to issue up to 400,000,000 shares of our Common Stock, of which a total of 100,637,171 shares are outstanding or are reserved for future issuance due to the exercise of outstanding stock options, warrants or the conversion of preferred stock. As of December 31, 2015, we have the authority to issue an additional 299,362,829 shares of Common Stock without obtaining shareholder approval.

We are authorized to issue up to 100,000,000 shares of our Preferred Stock, of which a total of 41,860,721 shares have been issued and are outstanding. As of December 31, 2015, our board has the authority to approve the issuance of an additional 58,139,279 shares of Preferred Stock subject to the approval of the holders of the outstanding Preferred Stock.

On December 8, 2015, the company commenced the offering of up to ten million of Series C-3 Preferred Shares at $0.25 per share in a private placement pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The Series C-3 Preferred Shares are convertible into shares of common stock at the rate of one-to-one, subject to adjustment in some circumstances. No series C-3 Preferred Shares were issued or outstanding as of December 31, 2015.

In the future, we may need to raise additional capital through the issuance of equity securities to finance our operations. Prior issuances of stock have resulted in substantial dilution to our shareholders, and such dilution may continue if we are required to finance our business with additional sales of our stock. Any issuance of additional shares of our Common Stock or Preferred Stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of the Common Stock issuable upon conversion of the Shares.

The exercise of our outstanding options and warrants and conversion of our preferred stock may depress our stock price.

As of December 31, 2015, we had outstanding stock options and warrants to purchase an aggregate of 12,328,000 shares of our Common Stock at exercise prices ranging from $0.01 to $5.00 per share. In addition, we had 42,512,406 shares of Preferred Stock (including the impact of accrued dividends) with stated values ranging from $0.20 to $0.50 per share, convertible into shares of our Common Stock at a 1:1 ratio. To the extent that these securities are converted into Common Stock, dilution to our shareholders will occur, which may result in a decrease in the market price of our Common Stock.

Certain investors in our equity securities have significant voting power over management and corporate transactions.

As of December 31, 2015, we have one principal shareholder who controls approximately 46% of our outstanding voting securities, and we have two principal shareholders who together control approximately 57% of our outstanding voting securities. If these shareholders act together, they will be able to exert significant control over our management and affairs requiring shareholder approval, including approval of significant corporate transactions.

We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price.

We have never declared or paid any cash dividends on our stock. We currently intend to retain our future earnings to support operations and to commercialize our products and, therefore, do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We cannot predict our future capital needs and we may not be able to secure additional financing.

To date, we have financed our operations by the sale of our securities and debt financings. We may need to raise additional funds in the future to fund our working capital needs, to fund more aggressive expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our shareholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

The terms of any future financing arrangements may restrict our operations.

In the future, we may enter into financing arrangements with financial institutions or other lenders. These financing arrangements would likely require us to satisfy many financial covenants that could limit our ability to incur other indebtedness, pay dividends or engage in certain other types of transactions in the future.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.  PROPERTIES

We occupy a facility located at 1999 Mount Read Blvd., Rochester, New York. The facility consists of approximately 13,650 square feet with executive and engineering offices, conference rooms, manufacturing and assembly space, automotive bays, testing and lifts facilities. We currently occupy this space through a lease agreement. In October 2014, we extended our lease for a three-year renewal term through May 31, 2018. The current rental rate is $6,256 per month ($75,072 per annum), for the remainder of the lease term. In addition, we are required to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. The lease agreement has a three-year renewal option with a 9% rate increase at the subsequent renewal period.

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

Market Information

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

The following table presents the range of high and low bid prices for our common stock for each quarter during the last two calendar years. The source of the high and low bid price information is the OTCQB. The market represented by the OTCQB is extremely limited, is heavily influenced by market makers and the price for our common stock quoted on the OTCQB is not necessarily a reliable indication of the value of our common stock. We also believe that the price of our common stock is significantly impacted by short-selling. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2015	High	Low
1st Quarter	$0.26	$0.16
2nd Quarter	$0.29	$0.13
3rd Quarter	$0.69	$0.19
4th Quarter	$0.45	$0.25

2014	High	Low
1st Quarter	$0.42	$0.30
2nd Quarter	$0.47	$0.25
3rd Quarter	$0.39	$0.21
4th Quarter	$0.36	$0.15

Holders of Common Stock

As of December 31, 2015, we had approximately 350 shareholders of record of our common stock. As of December 31, 2015, we had 45,796,765 common shares issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2015

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in col. (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	9,013,000	(1)	$0.57		952,000
Equity compensation plans not approved by security holders	1,665,750	(2)	$1.91	(3)	None

Total	10,678,750		$0.78		952,000

(1)

Represents the aggregate number of common stock options outstanding under our the 2011 Stock Option Plan, as well as stock options granted to certain executive officers, retired directors, and non-management directors. The 1998 Plan was terminated effective May 28, 2008 and as of December 31, 2015, no options are outstanding under the 1998 Plan.

(2)	Represents common stock warrants issued to certain business, engineering, financial, governmental affairs and technical consultants.

(3)	Excludes the impact of 125,000 unvested warrants having an exercise price that will be determined upon date of vest.

During the year ended December 31, 2015, the Company issued 80,467 shares of common stock in connection with conversion notices received from two Series A convertible preferred shareholders.

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, the successful commercialization of our products, general domestic and global economic conditions, government and environmental regulations, competition and customer strategies, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements set forth herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of this annual report.

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

Overall Business Strategy

The Company was incorporated as a New York business corporation on September 25, 1996. The Company develops and markets advanced technologies in the areas of power, safety and wellness.

The Company is focusing its commercialization strategies on the following technologies: (i) the CURA system which encompasses a wearable device, the MyCadian™ watch which measures degradation of alertness and sleep attributes and the Z Coach education and training tool and (ii) the Aegis hydraulic pump. The MyCadian™ watch consists of hardware and software that measures multiple metrics in order to establish that a person's ability to perform a task or job appears to be degrading. The Aegis hydraulic pump is an innovative hydraulic design, whose goal is to deliver better efficiencies in a package that is smaller and lighter than existing technologies. The Company has not had any significant revenue-producing operations.

Management announced a name change during 2015 in connection with the establishment of its two business divisions. The CURA division is engaged in the fatigue management business and the Aegis division is engaged in the power and hydraulic business. The company intends to submit to its shareholders at the 2016 annual shareholders meeting a proposal to approve changing the name of the company to CurAegis Technologies, Inc. Until the legal name of the company is changed the company is doing business as CurAegis Technologies, a Torvec company.

CURA Division: the myCadian ™ watch, the CURA System , and Z-Coach e-learning

The Company’s CURA division is developing a proprietary technology and suite of products designed to (i) measure the decrease in a person’s alertness and (ii) to train individuals on how to improvement of alertness levels. The CURA™ system and the myCadian™ watch enable the user and third parties to anticipate and avert undesired or disastrous situations caused by the degradation of alertness. With the information provided from the CURA™ software analytics employees can work with Z-Coach, our proprietary sleep training and education solution to correct sleep issues and improve overall wellness.

CurAegis Technologies is engaged in validation testing with a number of sleep study experts and neurologists to assist with the analysis and validation of our new technologies. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give important information to the user and other parties. These degradations can be caused by drowsiness, alcohol or other drugs, sickness, psychological problems and thought distractions. Action taken upon a warning of a change in alertness will lead to a better and safer environment. The myCadian™ watch paired with the CURA™ system is a real time alertness and emergency monitoring system that addresses sleep and fatigue management solutions. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters.  The Company has filed for patent protection for these inventions.

The myCadian™ watch is a wearable device developed using physiological monitoring hardware and our proprietary CURA™ (Circadian User Risk Assessment) software and detects a degradation of alertness in a user and reveals sleep and fatigue problems. The MyCadian™ watch will contain an emergency notification function through the use of a panic button or in sensing a lack of motion which would generate a third party panic notification. The CURA™ system will include:

●	a proprietary tool that combines signal processing and pattern recognition to guide users and third parties about the alertness of the wearer,
●	a risk assessment that identifies the degradation of alertness potentially affecting the wearer’s ability perform tasks,
●	a comprehensive assessment for wellness, alertness and sleep,
●	real-time reporting that distills complex data into actionable information on mobile and desktop platforms,
●	predictive reporting for a user to take action when alertness begins to wane-before fatigue becomes dangerous,
●	flexible settings to provide employers a customized CURA tool within existing safety definitions and to create protocols for a unique environment,
●	pricing that makes it affordable across a broad based workforce.

The Company estimates the possible market opportunity for the CURA™ system and the myCadian™ watch at approximately 700 million users worldwide. We believe customer shipments of myCadian™ watch will begin in 2016.

The Z-Coach e-learning tool was created by highly respected fatigue management scientists and was acquired by the Company in September 2015. The first of six Z-Coach e-learning modules, Z-Coach Aviation, has been designed for aviation professionals, from flight and ground crews, to scheduling, dispatch, administration and management. Z-Coach learning topics include: Risks and Costs of Fatigue, Fundamentals of Sleep, Fatigue Mitigation and Countermeasures. Z-Coach participants gain an awareness of the dangers inherent in the lack of sleep and learn to utilize lifestyle tools to make changes to improve their health, mood, productivity and their safety. In 2016, CurAegis Technologies plans to release five additional industry-specific versions of Z-Coach in conjunction with the launch of the CURA™ system and the myCadian™ watch. Z-Coach Aviation will be available for sale in the first quarter of 2016.

Aegis Division: Hydraulic Pump –

The development of our the hydraulic pump has taken on added significance in light of recent U.S. government emissions regulations for off road diesel engines that will take effect in the near future. These regulations will require diesel engines to pollute less. To help achieve these new standards, companies are attempting to run diesel engines, and thus their hydraulic pumps, at lower rotational speeds. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in rotational speed. Among other advantages, the unique technology of our hydraulic pump allows a larger displacement pump to fit into the same or smaller footprint than that of existing pumps. This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

Our goal with the hydraulic pump technology is to give the marketplace a revolutionary new concept in hydraulic pumps and motors that will be:

●	smaller and lighter than conventional pumps and motors,
●	more efficient,
●	as reliable,
●	price competitive, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

Since 2012, we have invested in software, test equipment and personnel to enhance our development efforts and began a drastic redesign of the hydraulic pump to improve the overall performance while maintaining the significant advantages we have in size and weight. We have built our own testing facility for initial testing, which would have otherwise taken place at a third party testing facility. Our engineer and design team has progressively made adjustments to the valve sealing design and each change has shown an improvement in the measured efficiency of the pump. We have recently achieved our pressure goal of 5000 psi. We believe this is a significant accomplishment and major milestone in our development.

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

IsoTorque® Differential –

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

It is important to note, regarding both CURA and Aegis products, that the cycle time from the initiation of the sales process to revenue realization can be highly variable especially for a start-up entity.

Company Revenue and Expenses

There was no revenue or cost of goods sold in the year ended December 31, 2015. Revenue for the year ended December 31, 2014 amounted to $50,000, primarily from the completion of our development agreement with a Chinese automotive manufacturer, BAIC Motor Co., Ltd (“BAIC”), as well as from the sale of limited quantities of IsoTorque differentials into the aftermarket for the model C-5 Corvette platform. Cost of goods sold for the year ended December 31, 2014 amounted to $92,000, and gross margin for the period was a negative $42,000. The negative gross margin resulted from initially high material costs for the differentials due to very low production quantities, in addition to development costs for the BAIC project that were not fully offset by the proceeds from the development agreement.

Research and development expenses for the year ended December 31, 2015 amounted to $1,305,000 as compared to $1,154,000 for the comparable period in 2014. Non-cash stock-based compensation expense attributable to stock options for the twelve months ended December 31, 2015 was $8,000 and a credit of $25,000 in the twelve months ended December 31, 2014 due primarily to a reversal of expense associated with the termination of unvested options resulting from the departure of our chief technology officer. Excluding the non-cash stock-based compensation expense, research and development expenses for the twelve month period ended December 31, 2015 amounted to $1,297,000, an increase of $118,000, or 10%, from $1,179,000 recorded in the comparable period in 2014. The increase in 2015 was mainly attributable to spending on engineering staff as well as developmental components and materials.

General and administrative expense for the year ended December 31, 2015 amounted to $1,451,000 compared to $1,440,000 for 2014. Non-cash stock-based compensation attributable to stock options for the twelve months ended December 31, 2015 was $396,000, an increase of $161,000 from $235,000 for the twelve months ended December 31, 2014. The increase in the current year expense reflects the grant of options to our CURA advisory board and to a senior level hire during the third quarter of 2015. Excluding the non-cash stock-based compensation expense, general and administrative expense for 2015 amounted to $1,055,000 compared to $1,205,000 in 2014. The decrease of $150,000, or 12%, was primarily related to a recovery of a previously reserved customer receivable of $20,000, reductions in salary expenses offset by an increase in outside consultants.

The loss from operations for the twelve month period ended December 31, 2015 was $2,756,000, compared with a loss from operations in 2014 of $2,636,000. Other income increased from $33,000 in 2014 to $39,000 in 2015, mainly resulting from realized gains on the sale of various capital assets during 2015.

The net loss attributable to common stockholders for the year ended December 31, 2015 was $2,972,000 compared to a net loss for the comparable period in 2014 of $7,117,000. In March 2014 in connection with the issuance of the 25,000,000 shares of Series C-2 Preferred stock, we recorded a non-cash charge of $4,250,000 related to the beneficial conversion feature of such stock. Preferred stock dividends amounted to $255,000 and $264,000, respectively in 2015 and 2014. The weighted average diluted common shares outstanding amounted to 45,758,000 and 45,716,000 for each of the twelve month periods ended December 31, 2015 and 2014, respectively. Diluted net loss per common share for the twelve month periods ended December 31, 2015 and 2014 was $0.06 and $0.16, respectively.

Liquidity and Capital Resources

As of December 31, 2015, cash and cash equivalents totaled $1,241,000, a decrease of $2,483,000 from the beginning of the year. During the twelve months ended December 31, 2015, we used $2,189,000 of cash in operating activities, relatively consistent with the $2,267,000 spent during the same period in 2014. A 2015 net loss of $2,717,000, offset primarily by $127,000 of depreciation and amortization and $404,000 of non-cash stock-based compensation expense, resulted in cash used in operating activities amounting to $2,189,000 for the year ended December 31, 2015. A 2014 net loss of $2,603,000, offset primarily by non-cash stock-based compensation of $210,000, resulted in cash used in operating activities amounting to $2,267,000 for the twelve month period ended December 31, 2014.

During the twelve months ended December 31, 2015, the Company used cash of $286,000 in investing activities. Included in this was $336,000 for investments of capitalized software related to the Z-Coach fatigue management e-learning tool, along with investments for the testing and design of the Aegis hydraulic pump. Also during 2015, the Company divested certain capital assets and received cash proceeds of $74,000 and recognized a gain of $24,000 for asset dispositions.

During the twelve months ended December 31, 2014 the Company used cash of $13,000 for investing activities to purchase fixed assets for the testing and design of the Aegis hydraulic pump. The Company received $70,000 in proceeds upon the sale of certain capital assets during this period.

During the twelve month period ended December 31, 2015, we used $8,000 in cash for the repayment of notes payable related to capital lease obligations and automobile loans. During the twelve months ended December 31, 2014, the Company generated a net of $4,906,000 from financing activities, resulting from $4,954,000 in net proceeds raised from the March 2014 private placement, offset in part by payments on outstanding notes payable.

Current Cash Outlook:

The company anticipates that our cash requirements for the full year of 2016 will be approximately $2,200,000. Management believes that based upon our current cash position, and the proceeds from the Series C-3 Preferred Share offering, described below, we will be able to continue operations through December 31, 2016.

At December 31, 2015, we have stockholders’ equity of $1,583,000, current liabilities of $152,000 and working capital of $1,126,000. Historically and for the next twelve months we will be dependent upon equity financing and advances from stockholders to meet our obligations and sustain operations.

On December 7, 2015, the Company commenced the offering of up to $2,500,000 of its Series C-3 Voting Convertible Preferred Stock (the “Series C-3 Preferred Shares”) at the price of $0.25 per share in a private placement pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offering has been made only to “accredited investors” as defined in Rule 506(a) of Regulation D under the Securities Act of 1933.

The Series C-3 Preferred Shares are convertible into shares of the company’s common stock at the rate of one-to-one, subject to adjustment in some circumstances. The Series C-3 Preferred Shares have an aggregate liquidation preference, ranking pari passu with the Series C Preferred Shares and Series C-2 Preferred Shares and senior to the company’s common stock, the Class A Preferred Shares and Class B Preferred Shares. The Series C-3 Preferred Shares will not be entitled to receive preferred dividends and will have no redemption rights, but will be entitled to participate, on an as converted basis, with holders of the company’s common stock in dividends and distributions. The Series C-3 Preferred Shares vote with the company’s common stock on an as-converted basis and have certain protective provisions. The Series C-3 Preferred Shares will not be registered under the Securities Act of 1933. Accordingly, those shares and the shares of common stock issuable upon their conversion are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933 and may not be offered for resale or resold or otherwise transferred except pursuant to a registration statement under the Securities Act of 1933 or an applicable exemption from registration requirements.

No series C-3 Preferred Shares were issued or outstanding as of December 31, 2015. The Company closed on the sale of approximately $1,000,000 (4,058,000 shares) of the Series C-3 Voting Convertible Preferred Stock on February 10, 2016. On February 12, 2016, the company extended the expiration of the offering of the Series C-3 until 5:00 p.m. eastern time on June 3, 2016. The information set forth herein is neither an offer to sell nor a solicitation of an offer to buy any Series C-3 preferred shares and shall not constitute an offer, solicitation or sale in any jurisdiction in which offer, solicitation or sale is unlawful.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of December 31, 2015, there was $0 accrued interest or penalties related to uncertain tax positions.

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

Software

We account for software development costs related to software products for sale, lease or otherwise marketed in accordance with ASC 985-20, Software - Costs of Software to Be Sold, Leased, or Marketed. This Topic establishes standards of financial accounting and reporting for the costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, whether internally developed and produced or purchased. Capitalized costs are amortized on a straight-line basis over a three-year period or other such period based on the expected life of the asset.

We periodically evaluate our long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment.   ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset.  In addition, we may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset.  Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. We did not record any impairment charges during the years ended December 31, 2015 or 2014.

Recent Accounting Pronouncements

See Note 2 to the Company’s consolidated financial statements for discussion of recently issued, but not yet effective, accounting pronouncements.

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

TORVEC, INC.

Contents

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Torvec, Inc.

We have audited the accompanying consolidated balance sheets of Torvec, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Torvec, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.

Rochester, New York
March 8, 2016

TORVEC, INC.

(dba CurAegis Technologies)

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$1,241,000	$3,724,000
Prepaid expenses and other current assets	37,000	15,000

Total current assets	1,278,000	3,739,000

Software (net)	303,000	-
Property and equipment (net)	160,000	271,000
Total non-current assets	463,000	271,000

Total Assets	$1,741,000	$4,010,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable, current	$1,000	$6,000
Accounts payable	84,000	67,000
Accrued liabilities	67,000	41,000

Total current liabilities	152,000	114,000

Notes payable, non-current	6,000	-

Total Liabilities	158,000	114,000

Commitments and other matters (Note 12)	-	-

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 16,250,000 Series C, voting, convertible, no dividend, shares issued and outstanding at December 31, 2015 and 2014: 16,250,000 and 16,250,000, respectively	162,000	162,000
b) 25,000,000 Series C-2, voting, convertible, no dividend, shares issued and outstanding at December 31, 2015 and 2014: 25,000,000 and 25,000,000, respectively	250,000	250,000
c) 3,300,000 Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at December 31, 2015 and 2014: 543,221 and 587,101, respectively	5,000	6,000
d) 300,000 Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at December 31, 2015 and 2014: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at December 31, 2015 and 2014: 45,796,765 and 45,716,298, respectively	458,000	457,000
Additional paid-in capital	71,963,000	71,559,000
Accumulated deficit	(71,256,000)	(68,539,000)

Total Stockholders' Equity	1,583,000	3,896,000

Total Liabilities and Stockholders' Equity	$1,741,000	$4,010,000

See notes to consolidated financial statements.

TORVEC, INC.

(dba CurAegis Technologies)

Consolidated Statements of Operations

	Year Ended December 31, 2015	Year Ended December 31, 2014

Revenue	$-	$50,000
Cost of Goods Sold	-	92,000

Gross Margin	-	(42,000)

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation	1,297,000	1,179,000
Stock-based compensation	8,000	(25,000)
Total research and development	1,305,000	1,154,000
General and administrative:
G&A costs, excluding stock-based compensation	1,055,000	1,205,000
Stock-based compensation	396,000	235,000
Total general and administrative	1,451,000	1,440,000

Total costs and expenses	2,756,000	2,594,000

Loss from operations	(2,756,000)	(2,636,000)

Other income (expense)	39,000	33,000

Loss before income tax benefits	(2,717,000)	(2,603,000)

Income tax benefits	-	-

Net Loss	(2,717,000)	(2,603,000)

Preferred stock beneficial conversion feature	-	4,250,000
Preferred stock dividends	255,000	264,000

Net Loss attributable to common stockholders	$(2,972,000)	$(7,117,000)

Net Loss per share attributable to common stockholders:
Basic and Diluted	$(0.06)	$(0.16)

Weighted average number of shares of common stock:
Basic and Diluted	45,758,000	45,716,000

See notes to consolidated financial statements.

TORVEC, INC.

(dba CurAegis Technologies)

Consolidated Statements of Changes in Stockholders’ Equity

	Series C Preferred Stock		Series C-2 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2014	16,250,000	$162,000	0	$0	587,101	$6,000	67,500	$1,000	45,716,298	$457,000	$66,645,000	$(65,936,000)	$1,335,000

Stock-Based Compensation											210,000		210,000
Issuance of Preferred C-2			25,000,000	250,000							4,704,000		4,954,000
Net Loss												(2,603,000)	(2,603,000)

Balance at December 31, 2014	16,250,000	$162,000	25,000,000	$250,000	587,101	$6,000	67,500	$1,000	45,716,298	$457,000	$71,559,000	$(68,539,000)	$3,896,000

Conversion of Preferred Shares to Common Shares					(43,880)	(1,000)			43,880	1,000
Payment of Accrued Dividends in Common Shares									36,587
Stock-Based Compensation											404,000		404,000
Net Loss												(2,717,000)	(2,717,000)

Balance at December 31, 2015	16,250,000	$162,000	25,000,000	$250,000	543,221	$5,000	67,500	$1,000	45,796,765	$458,000	$71,963,000	$(71,256,000)	$1,583,000

See notes to consolidated financial statements.

TORVEC, INC.

(dba CurAegis Technologies)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2015	Year Ended December 31, 2014

Cash flows from operating activities:
Net loss	$(2,717,000)	$(2,603,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,000	162,000
Gain on sale of property and equipment	(24,000)	(12,000)
Recovery of bad debt	(20,000)	-
Stock-based compensation	404,000	210,000
Changes in working capital items:
Accounts receivable	20,000	-
Prepaid expenses and other current assets	(22,000)	16,000
Accounts payable and other accrued expenses	43,000	(40,000)

Net cash used in operating activities	(2,189,000)	(2,267,000)

Cash flows from investing activities:
Purchase of software and property and equipment	(360,000)	(57,000)
Proceeds from sale of fixed assets	74,000	70,000

Net cash (used in) provided by investing activities	(286,000)	13,000

Cash flows from financing activities:
Net proceeds from sales of preferred stock	-	4,954,000
Repayments of notes payable	(8,000)	(48,000)

Net cash (used in) provided by financing activities	(8,000)	4,906,000

Net (decrease) increase in cash and cash equivalents	(2,483,000)	2,652,000

Cash and cash equivalents at beginning of period	3,724,000	1,072,000

Cash and cash equivalents at end of period	$1,241,000	$3,724,000

Supplemental Disclosures:
Interest paid	$-	$2,000
Acquisition of equipment through capital lease	$9,000	$-
Conversion of preferred shares to common	$176,000	$-
Conversion of preferred dividends to common	$146,000	$-

See notes to consolidated financial statements.

TORVEC, INC.

(dba CurAegis Technologies)

Notes to Consolidated Financial Statements
December 31, 2015

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Torvec, Inc. (“the Company”) was incorporated as a New York business corporation on September 25, 1996. The Company develops and markets advanced technologies in the areas of power, safety and wellness.  Currently, the Company is focusing its commercialization strategies on the following technologies: (i) the CURA system which encompasses a wearable device, the myCadian™ watch which measures degradation of alertness and sleep attributes and the Z Coach education and training tool and (ii) the Aegis hydraulic pump. The myCadian™ watch consists of hardware and software that measures multiple metrics in order to establish that a person's ability to perform a task or job appears to be degrading. The Aegis hydraulic pump is an innovative hydraulic design, whose goal is to deliver better efficiencies in a package that is smaller and lighter than existing technologies. The Company has not had any significant revenue-producing operations.

Management announced a name change during 2015 in connection with the establishment of its two business divisions. The CURA division is engaged in the fatigue management business and the Aegis division is engaged in the power and hydraulic business. The company name will be changed to CurAegis Technologies, Inc. at the 2016 shareholders meeting. Until then the company is doing business as CurAegis Technologies, a Torvec company.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at December 31, 2015). As of December 31, 2015, each of the subsidiaries is non-operational. We are intending to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Cash and Cash Equivalents: Cash and cash equivalents may include time deposits, certificates of deposit, and highly liquid debt instruments with original maturities of three months or less. We maintain cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts. In 2014, we established a corporate credit card program through our primary financial institution, JPMorgan Chase Bank, N.A. In connection with this, the Company granted a security interest to the Bank in our premium commercial money market account to act as collateral for the activity within the corporate card program, up to $20,000.

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  There was a $20,000 allowance for doubtful accounts as of December 31, 2014.

Software, Property and Equipment: Capitalized software, property and equipment are stated at cost. Estimated useful lives are as follows:

Software (years)		3
Office Equipment (years)	5	–	7
Leasehold Improvements			Lesser of useful life or lease term
Shop Equipment (years)	3	–	7
Transportation Equipment (years)		5

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and amortization expense for the years ended December 31, 2015 and 2014 amounted to $127,000 and $162,000, respectively.

Whenever events or circumstances indicate, our long-lived assets including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, impairment may be indicated. The carrying amount is compared to the estimated discounted cash flows and if there is an excess, such amount is recorded as impairment. During the years ended December 31, 2015 and 2014, we recorded no impairment charges.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at December 31, 2015 and 2014. The carrying amount of cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximates their fair value due to their short maturity. The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

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

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation, consulting services, and amortization of acquired technology. Patent costs for the years ended December 31, 2015 and 2014 amounted to $83,000 and $130,000, respectively, and are included in general and administrative expenses.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of December 31, 2015, there was no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (previously known as: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2015 and 2014, we excluded 54,215,406 and 53,605,402 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at December 31, 2015 and 2014 as the conditions for their vesting are not time-based.

Recent Accounting Pronouncements: In November 2015, the FASB issued ASU-2015-17 Balance Sheet Classification of Deferred Taxes (Income Taxes topic 740). The Board issued this update as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify the presentation of deferred income taxes, this guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance applies to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. This update will be effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2015-17 on our consolidated financial statements.

In June 2015 the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect recognized at the date of adoption (which includes additional footnote disclosures). In May 2014, the FASB issued ASU 2014-09,”Revenue from Contracts with Customers”, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. We will evaluate the impact of the adoption of ASU 2014-09 on our consolidated financial statements as we commence revenue generating activities and have not yet determined the method by which we will adopt the standard.

In July 2015, the FASB issued ASU-2015-11 Simplifying the Measurement of Inventory (Inventory topic 330) The Board issued this update as part of its Simplification Initiative. Under this guidance an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update will be effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. This guidance will not have an immediate effect on the Company operations but will be considered as our product development and offering expands in the future.

ASU 2015-05 Intangibles – Goodwill and Other-Internal-Use Software (subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Agreement. The Financial Accounting Standards Board (“FASB”) added guidance to Subtopic 350-40 to help entities evaluate the accounting for fees paid in a cloud computing arrangement. The amendments provide a basis for evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a license to internal-use software, then the software license should be accounted for in accordance with Subtopic 350-40. If a cloud computing arrangement does not include a software license, then the arrangement should be accounted for as a service contract. This Update will be effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. This guidance will not have an immediate effect on the Company operations but will be considered as our product development and offering expands in the future.

In August 2104, the FASB issued ASU-2014-15 – Going Concern (subtopic 205-40) Disclosure of Uncertainty about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), this guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). This guidance is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. We will evaluate the impact of the adoption of ASU 2015-17 on our consolidated financial statements based upon the financial condition of the Company at the time of adoption.

NOTE 3 –CURA SOFTWARE

The Company invested $336,000 in software for the CURA division during the twelve months ended December 31, 2015. These assets are being amortized over an estimated useful life of 3 years. Amortization expense recognized for the twelve months ended December 31, 2015 was $33,000. Accumulated amortization at December 31, 2015 was $33,000 and the net book value of this asset was $303,000. The Company had no capitalized software at December 31, 2014. Future amortization expense is expected to be $112,000 in 2016 and 2017 and $79,000 in 2018.

NOTE 4 –PROPERTY AND EQUIPMENT

At December 31, 2015 and 2014, property and equipment consist of the following:

	December 31, 2015	December 31, 2014
Office equipment	$235,000	$218,000
Shop equipment	226,000	213,000
Leasehold improvements	253,000	253,000
Transportation equipment	-	90,000
Construction in progress	-	6,000
	714,000	780,000
Less accumulated depreciation	554,000	509,000
Net property and equipment	$160,000	$271,000

 Depreciation expense for the years ended December 31, 2015 and 2014 was $94,000 and $162,000 respectively.

 NOTE 5 — BUSINESS SEGMENTS

During 2015, the Company announced the monitoring of its business operations will focus on two divisions in future periods. The CURA division will oversee the fatigue management business and the Aegis division will oversee the power and hydraulic business. Operating expenses for the twelve months ended December 31, 2015 for each of the company’s business segments follows:

	CURA	Aegis	Corporate	Total
Operating cost and expenses:
Research and development	$646,000	$651,000	-	$1,297,000
General and administrative	126,000	-	929,000	1,055,000
Stock compensation	226,000	6,000	172,000	404,000
Interest income	-	-	(15,000)	(15,000)
Other income	-	-	(24,000)	(24,000)
Net loss	$998,000	$657,000	$1,062,000	$2,717,000

Assets	$303,000	$134,000	$1,304,000	$1,741,000

Capital expenditures in 2015 for the CURA and Aegis segments were $336,000 and $7,000, respectively. Captial expenditures in 2014 for the Aegis segment was $45,000 and no capital expenditures were made for the CURA segment in 2014. During the twelve months ended December 31, 2015 and 2014, the Company recorded depreciation and amortization expense totaling $127,000 and $162,000 respectively. During the twelve months ended December 31, 2015, the CURA segment incurred amortization expense of $33,000, the Aegis segment incurred depreciation expense of $62,000, and depreciation expense not allocated to these business segments was $32,000.

Operating expenses for the twelve months ended December 31, 2014 were $44,000 and $1,110,000, respectively for the CURA and Aegis divisions and $ 1,440,000 attributed to non-allocated corporate general and administrative expenses.

NOTE 6 — INCOME TAXES

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

The provision (benefit) for income taxes for the years ended December 31, 2015 and 2014 is summarized below:

	December 31, 2015	December 31, 2014
Current tax expense (benefit):
Federal	$0	$0
State	0	0

Deferred tax expense (benefit):
Federal	(615,000)	(1,955,000)
State	(65,000)	677,000
Increase in valuation allowance	680,000	1,278,000

Provision for income taxes	$0	$0

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations is attributable to the following:

	December 31, 2015	December 31, 2014

Income tax benefit at the federal statutory rate	$(924,000)	$(885,000)
State income tax expense (benefit), net of effect of federal taxes	(43,000)	447,000
Prior period adjustment	-	573,000
Expiration of non-qualified stock options	178,000	-
Expiration of warrants	68,000	37,000
Audit settlement	-	75,000
Other	41,000	(3,000)
Uncertain tax benefit release related to unrecognized tax benefits	-	(1,522,000)
Increase in valuation allowance	680,000	1,278,000

Provision for income taxes	$0	$0

The prior period adjustment resulted from reconciliations of the underlying detail related to deferred startup costs.

The deferred tax asset at December 31, 2015 and 2014 consists of the following:

	2015	2014
Deferred income tax assets:
Net operating loss carryforwards	$2,613,000	$2,764,000
Deferred startup costs	12,929,000	12,443,000
Stock-based compensation	2,635,000	2,791,000
Other	23,000	48,000

	18,200,000	18,046,000
Less: Valuation allowance	(18,200,000)	(17,521,000)

Net deferred tax asset	0	525,000

Deferred income tax liabilities:
Tax accounting method change	0	(525,000)

Net deferred tax assets	$0	$0

At December 31, 2015, we have approximately $7,111,000 and $6,073,000 of adjusted federal and New York State net operating loss carryforwards, respectively, to offset future taxable income. These net operating losses begin expiring in 2023 through 2031. Additionally, from the date of inception through 2015, we have accumulated approximately $34,740,000 of adjusted deferred startup costs, subject to certain alternative minimum tax limitations. Start-up costs will be amortized over a 15 year period beginning in the year we begin an active trade or business. We have provided a full valuation allowance on the net deferred tax assets due to uncertainty of realization through future earnings.

The excess tax benefits associated with stock warrant exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits available in deferred start-up costs, but not reflected in deferred tax assets was approximately $4,475,000. The uncertain tax benefits included in the tabular reconciliation relate to these excess tax benefits.

Based upon the change in ownership rules under Section 382 of the Internal Revenue Code of 1986, if a company issues common stock or other equity instruments convertible into common shares which result in an ownership change exceeding a 50% limitation threshold over a rolling three-year timeframe as imposed by that Section, all of that company’s net operating loss carryforwards may be significantly limited as to the amount of use in any particular year. During 2015, we conducted an analysis relative to the Section 382 regulations, and concluded that we have not had a cumulative ownership change that would limit the use of our net operating loss carryforwards.

Reconciliations of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014

Balance as of January 1	$1,666,000	$1,732,000
Additions for tax positions of prior years	0	75,000
Reductions based on enacted change in state rate	0	(66,000)
Settlements	0	(75,000)

Balance as of December 31	$1,666,000	$1,666,000

Tax years that remain subject to examination for our major tax jurisdictions include the years ended December 31, 2012 through December 31, 2014. The federal income tax audit for calendar year 2012 was concluded in 2014 and resulted in a reduction to our net operating loss carryforward of $222,000.

State tax laws enacted in 2014 change the treatment of net operating loss carryforwards. The deferred tax asset has been reduced to reflect this enacted change.

NOTE 7— NOTES PAYABLE

As of December 31, 2015 and 2014, notes payable consists of the following:

	2015	2014
Copy Machine	7,000	2,000
Automobile	-	4,000
	$7,000	$6,000

In 2015, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout option. The capitalized value of the lease was approximately $8,900, and the monthly payment is approximately $170 with an implicit interest rate of approximately 5.3%.

In August 2012, we purchased an automobile for $16,600, a vehicle that we had previously been leasing. We financed this purchase with a 36- month promissory note. The interest rate on the loan was approximately 10%, and the payments were approximately $540 per month. This loan was paid in full during 2015.

NOTE 8 — PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the year ended December 31, 2015, the Company issued 80,467 shares of common stock in connection with conversion notices received from two Series A convertible preferred shareholders. The company issued 43,880 shares of common stock in connection with these notices and an additional 36,587 in common shares attributed to dividends earned on these converted shares. We did not issue any shares of common stock during the year ended December 31, 2014.

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

During the year ended December 31, 2015, the Company issued 80,467 shares of common stock in connection with conversion notices received from two Series A convertible preferred shareholders. The company issued 43,880 shares of common stock in connection with these notices and an additional 36,587 in common shares attributed to dividends earned on these converted shares. We did not issue any shares of common stock during the year ended December 31, 2014.

At December 31, 2015, there were 543,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 534,512 outstanding shares of Class A Preferred stock amounted to approximately $2,325,000 at December 31, 2015.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $2,325,000 and $2,249,000 at December 31, 2015 and 2014, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

Class B Preferred Stock The Company authorized the issuance of up to 300,000 Class B Non-Voting, Cumulative Convertible Preferred Shares to fund the business operations of Iso-Torque Corporation, an entity incorporated to separately commercialize the Company’s Iso-Torque differential technology.

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

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. For the years ended December 31, 2015 and 2014, we settled no Class B Preferred dividends.

At December 31, 2015, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $353,000. In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders and our Class A Preferred shareholders, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $353,000 and $319,000 at December 31, 2015 and 2014, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

Cumulatively through December 31, 2015, Series C Preferred shareholders have converted no shares of Series C Preferred into common stock. At December 31, 2015 and 2014, there were 16,250,000 shares of Series C Preferred stock outstanding. The value of the Series C Preferred shareholders’ liquidation preference was $6,500,000 at December 31, 2015 and 2014

Series C-2 Preferred Stock   In March 2014, the board of directors authorized, and Class A Preferred, Class B Preferred and Series C Preferred shareholders approved, a series of preferred stock, namely 25,000,000 shares of Series C-2 Voting Convertible Preferred Stock. On March 28, 2014, we sold and issued a total of 25,000,000 shares of Series C-2 Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $5,000,000. Direct expenses of approximately $46,000 pertaining to the transaction, consisting of primarily external legal costs, were incurred, resulting in net proceeds of approximately $4,954,000.

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

Cumulatively through December 31, 2015, Series C-2 Preferred shareholders have converted no shares of Series C-2 Preferred into common stock. At December 31, 2015 and 2014, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at December 31, 2015 and 2014.

Series C-3 Preferred Stock On December 7, 2015, the Company held a special meeting of its preferred shareholders at its offices in Rochester, New York. Only holders of the Company's preferred stock at the close of business on November 19, 2015 were entitled to vote at the special meeting. At this meeting, the preferred shareholders voted to approve an amendment to the Company’s certificate of incorporation creating and fixing the rights and preferences of a new series of preferred stock designated as Series C-3 Voting Convertible Preferred Stock (the “Series C-3 Preferred Shares”). The proposal was approved by the holders of (i) a majority of the issued and outstanding Class A Preferred Shares and Class B Preferred Shares entitled to vote, voting together as a single class; (ii) a majority of the issued and outstanding Class A Preferred Shares, Class B Preferred Shares, Series C Preferred Shares and Series C-2 Preferred Shares entitled to vote, voting together as a single class; (iii) at least two-thirds of the issued and outstanding Series C Preferred Shares entitled to vote, voting separately as a class; and (iv) at least two-thirds of the issued and outstanding Series C-2 Preferred Shares entitled to vote, voting separately as a class.

The Company filed the certificate of amendment creating the Series C-3 Preferred Shares prior to the initial closing of the offering of Series C-3 Preferred Shares.

The Series C-3 Preferred Shares will be convertible into shares of the Company’s common stock at the rate of one-to-one, subject to adjustment in some circumstances. The Series C-3 Preferred Shares will have an aggregate liquidation preference, ranking pari passu with the Series C Preferred Shares and Series C-2 Preferred Shares and senior to the company’s common stock, the Class A Preferred Shares and Class B Preferred Shares. The Series C-3 Preferred Shares will not be entitled to receive preferred dividends and will have no redemption rights, but will be entitled to participate, on an as converted basis, with holders of the company’s common stock in dividends and distributions. The Series C-3 Preferred Shares vote with the Company’s common stock on an as-converted basis and have certain protective provisions. The Series C-3 Preferred Shares will not be registered under the Securities Act of 1933. Accordingly, those shares and the shares of common stock issuable upon their conversion are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933 and may not be offered for resale or resold or otherwise transferred except pursuant to a registration statement under the Securities Act of 1933 or an applicable exemption from registration requirements.

On December 8, 2015, the Company commenced the offering of up to $2,500,000 of the Series C-3 Preferred Shares at the price of $0.25 per share in a private placement pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offering has been made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933.

No series C-3 Preferred Shares were issued or outstanding as of December 31, 2015. The Company closed on the sale of approximately $1,000,000 (4,058,000 shares) of the Company’s Series C-3 Voting Convertible Preferred Stock on February 10, 2016.

NOTE 9 — STOCK OPTIONS

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

By its terms, our 1998 Plan terminated as to the grant of future options in 2008. Consequently, no additional stock options have been granted under the 1998 Plan, and no outstanding options remain available for exercise in accordance with their terms. No options were granted or exercised under the 1998 Plan during the years ended December 31, 2015 and 2014. In 2015 and 2014, 100,000 and 0 options, respectively, that had previously been granted under the 1998 Plan, expired by their terms.

As of December 31, 2015 and 2014, there were 0 and 100,000, respectively outstanding stock options under the 1998 Plan.

2011 Stock Option Plan In 2011, shareholders approved the 2011 Stock Option Plan (the “2011 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified stock options and incentive stock options.

Non-qualified stock options may be granted to our officers, directors, employees and outside consultants. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. In the case of non-qualified stock options, the exercise price may be less than the fair market value of our stock on the date of grant. Stock option grants to non-employees are revalued at each reporting date to reflect the compensation expense over the vesting period. In the case of incentive stock options, the exercise price may not be less than such fair market value and in the case of an employee who owns more than 10% of our common stock; the exercise price may not be less than 110% of such market price. Options generally are exercisable for ten years from the date of grant, except that the exercise period for an incentive stock option granted to an employee who owns more than 10% of our stock may not be greater than five years.

During 2015, we granted 370,000 stock options to new and existing employees and to certain consultants at exercise prices ranging from $.20 to $.67 per share, exercisable for 10 years. These options vest in four tranches at a rate of 25% per year on each of the four anniversary dates from the date of grant. In addition we granted 400,000 options at $0.60 per share that vested immediately upon grant with a 10 year expiration period.

During 2014, we granted 21,000 incentive stock options to new and existing employees at exercise prices ranging from $.20 to $.40 per share, exercisable for 10 years. The options vest in four tranches of 25% of the total granted shares on each of the four annual anniversary dates from the initial date of grant. Also in 2014, we granted incentive stock options to several employees to acquire a total of 200,000 common shares at an exercise price of $.22 per share, exercisable for 10 years. The options will fully vest upon the first day the closing trading price of the common stock of the Company shall be $10.00 or greater.

As of December 31, 2015, there were 2,048,000 stock options outstanding under the 2011 Plan, 1,337,000 of which were vested. At December 31, 2015, there were 952,000 options remaining available for future grant under the 2011 Plan. No options expired or were exercised during the twelve month periods ended December 31, 2015 or 2014.

For the years ended December 31, 2015 and 2014, we recorded compensation expense of $264,000 and ($67,000), respectively, related to the 2011 Stock Option Plan. The credit in 2014 resulted from the transition of one of our board members from active status to an advisory role and employee departures resulting in the reversal of expense related to the forfeiture of unvested options.

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

As of December 31, 2015, there were a total of 6,965,000 non-plan options outstanding, of which 4,815,000 were fully vested. In each of the twelve-month periods ended December 31, 2015 and 2014, 337,500 of non-plan stock options, became vested. During the twelve-month periods ended December 31, 2015 and 2014, 0 and 98,336 non-plan stock options were cancelled, respectively. No non-plan stock options were exercised in 2015 or 2014.

For the years ended December 31, 2015 and 2014, we recorded compensation expense of $140,000 and $277,000, respectively, related to the non-plan options.

Summary   For the years ended December 31, 2015 and 2014, compensation cost related to all stock options amounted to $404,000 and $210,000, respectively. As of December 31, 2015, there was approximately $151,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average 1.8 years.

The weighted average grant date fair value of all stock options granted during the years ended December 31, 2015 and 2014 was $.44 and $.18, respectively. The total grant date fair value of all stock options vested during the years ended December 31, 2015 and 2014 was approximately $908,000 and $776,000, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2015	2014
Expected Term (years)	6.1	9.6
Expected forfeiture rate	0%	0%
Risk-free rate	1.9%	2.2%
Volatility	131.5%	80.9%
Dividend yield	0.0%	0.0%

Included in the 2014 assumptions above is the impact of 200,000 stock options that were granted to several employees under the 2011 Plan that will vest based on certain market conditions, specifically these options will fully vest upon the first day the closing trading price of the common stock of the Company shall be $10.00 or greater. We considered using a lattice model to value these particular options, but concluded that the Black-Scholes option-pricing model was sufficient and not materially different than the results we would have obtained using the lattice model.

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the years ended December 31, 2015 and 2014:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at January 1, 2014	8,470,336	$.69
Granted	221,000	.23
Exercised	-	-
Canceled or expired	(348,336)	.84

Outstanding at January 1, 2015	8,343,000	$.63	6.0	$0
Granted	770,000	.51
Exercised	-	-
Canceled or expired	(100,000)	5.00

Outstanding at December 31, 2015	9,013,000	$.57	5.5	$33,000

Exercisable at December 31, 2015	6,152,000	$.66	5.3	$0

Exercisable at December 31, 2014	5,352,500	$.73	5.8	$0

As of December 31, 2015, the exercise prices of all outstanding stock options ranged from $.20 per share to $5.00 per share. As of December 31, 2015, the exercise prices of all vested stock options ranged from $.20 per share to $5.00 per share.

NOTE 10 - WARRANTS

The following summarizes the activity of our outstanding warrants for the years ended December 31, 2015 and 2014:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value

Outstanding at January 1, 2014	3,393,418	$2.06	(A)
Granted	0	0
Exercised	0	0
Canceled or expired	(36,668)	5.00

Outstanding at January 1, 2015	3,356,750	$1.99	(A)
Granted	0	0
Exercised	0	0
Canceled or expired	(41,750)	.01

Outstanding at December 31, 2015	3,315,000	2.04	(A)	4.7	(B)	$6,200

Exercisable at December 31, 2015	2,690,000	$1.89		4.5	(C)	$5,300

Exercisable at December 31, 2014	2,731,750	$2.55		5.6	(C)	$77,000

(A)	The weighted average exercise price for warrants outstanding as of December 31, 2015, January 1, 2015 and 2014 excludes 1,750,000 warrants in each period with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of December 31, 2015 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of December 31, 2015 and 2014 excludes 118,500 warrants with no expiration date.

NOTE 11 — RELATED PARTY TRANSACTIONS

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership, with which one of our directors, is associated. In October 2014, we extended our lease for a three-year renewal term through May 31, 2018. The current rental rate is $6,256 per month ($75,070 per annum) for the remainder of the current lease term. In addition, we are required to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. The lease agreement has a three-year renewal option that includes a 9% rate increase at the renewal period that includes the period from June 2018 through May 2021.

In December 2013, we entered into a consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. This consulting agreement expired at December 31, 2015. During the twelve month periods ended December 31, 2015 and 2014, we recorded an expense of approximately $18,000 and $28,000, respectively, for consulting services and travel costs related to this agreement.

Effective April 13, 2015, we entered into a consulting agreement with ProNexus LLC, of which one of our directors. is a minority investor. ProNexus LLC was engaged to provide outsourced finance and accounting services. During the twelve months ended December 31, 2015, we recorded approximately $65,000 in connection with this service agreement. This service agreement was completed in August 2015.

In the first half of 2014, we sold a limited number of IsoTorque differentials into the aftermarket to Model C-5 Corvette enthusiasts. A majority of these sales, amounting to approximately $9,000, were made to one of our board members at a discount to stated list price.

In December 2010, we executed a three-year consultant agreement with one of our directors to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. In December 2013, the agreement was automatically renewed for an additional three years through December 13, 2016. During 2015 and 2014, we recorded no expense for services in relation to this agreement.

NOTE 12 — COMMITMENTS AND OTHER MATTERS

Leases

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership in which a Company director is associated. The current rental rate is $6,256 per month ($75,070 per annum) for the remainder of the current lease term. In addition, we are required to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. The lease agreement has a three-year renewal option that includes a 9% rate increase at the renewal period that includes the period from June 2018 through May 2021.

Rent expense for the years ended December 31, 2015 and 2014 was approximately $72,000 and $68,000, respectively. Rent payments required under the extended lease term for the years ending December 31, 2016, 2017, and 2018 amount to approximately $75,000, $75,000 and $31,000, respectively.

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

Prototype Development Agreement

In January 2013, we entered into a development agreement with Chinese automotive manufacturer, BAIC Motor Co., Ltd. (“BAIC”). During the second quarter of 2014, we recorded approximately $39,000 in revenue associated with this agreement, along with related expenses of approximately $50,000. In December 2014, we recorded an uncollectible reserve against the outstanding receivable balance of approximately $20,000 due to the delinquency in receiving payment from this customer. During the second quarter of 2015, the Company recovered the full amount of this previously reserved receivable. This recovery was recorded in general and administrative expense in the Statement of Operations.

401(k) Retirement Benefit Plan: The Company has a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at management’s discretion, authorize an employer contribution based on a portion of the employees' contributions.  At the present time, we do not provide for an employer match. During 2015 and 2014, we incurred administrative expenses of approximately $2,000 in each year related to the 401(k) plan.

NOTE 13- SUBSEQUENT EVENTS

Stock Option Grants

Subsequent to December 31, 2015, the Company granted 265,000 incentive stock options to employees and directors at prices ranging from $0.41 to $0.48 per share. Included in these grants are 250,000 common stock options that vest based on certain market conditions, specifically these options will fully vest upon the first day the closing trading price of the common stock of the Company shall be $5.00 or greater.

Series C-3 Preferred Stock

On February 10, 2016, the Company closed on the sale of approximately $1,000,000 (4,058,000 shares) of the Company’s Series C-3 Voting Convertible Preferred Stock. The Series C-3 Preferred Shares are convertible into shares of the company’s common stock at the rate of one-to-one, subject to adjustment in some circumstances. The Series C-3 Preferred Shares have an aggregate liquidation preference, ranking pari passu with the Series C Preferred Shares and Series C-2 Preferred Shares and senior to the company’s common stock, the Class A Preferred Shares and Class B Preferred Shares. The Series C-3 Preferred Shares are not be entitled to receive preferred dividends and have no redemption rights, but are entitled to participate, on an as converted basis, with holders of the company’s common stock in dividends and distributions. The Series C-3 Preferred Shares vote with the company’s common stock on an as-converted basis and have certain protective provisions. The Series C-3 Preferred Shares will not be registered under the Securities Act of 1933. Accordingly, those shares and the shares of common stock issuable upon their conversion are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933 and may not be offered for resale or resold or otherwise transferred except pursuant to a registration statement under the Securities Act of 1933 or an applicable exemption from registration requirements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Richard A. Kaplan, our chief executive officer and Kathleen A. Browne our principal accounting officer, as of December 31, 2015, has informed the board of directors that, based upon their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-K), such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management (including the chief executive officer) as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections or any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The audit committee of our board of directors meets with our independent registered public accounting firm and management periodically to discuss internal control over financial reporting, auditing and financial reporting matters. The audit committee reviews with our independent registered public accountants the scope and the results of the audit effort. The audit committee’s report can be found in the definitive proxy statement issued in connection with the Company’s 2016 annual meeting of shareholders.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 “Internal Control—Integrated Framework”. Based upon its assessment, management concluded that as of December 31, 2015 internal control over financial reporting is effective.

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

On March 3, 2016 the Torvec Board of Directors approved a change in the compensation plan for Kathleen A. Browne, the Company’s Chief Financial Officer, in connection with her transition to full time employment effective March 1, 2016. The annual salary for Ms. Browne, in her capacity as Chief Financial Officer, has been increased to $150,000 effective March 1, 2016 and will increase to $200,000 effective June 1, 2016. Ms. Browne will also be entitled to six months’ severance in the event that the Company terminates her employment status without cause or in the instance of a change in control of the Company.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2016 annual meeting of shareholders. Information regarding our Executive Officers is found in Part I, Item 1 of this report.

Item 11.	EXECUTIVE COMPENSATION

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2016 annual meeting of shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2016 annual meeting of shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2016 annual meeting of shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2016 annual meeting of shareholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The list of exhibits required by this Item is incorporated in this Item by reference to the exhibit index attached after the signature page to this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.
Dated: March 8, 2016	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard A. Kaplan and Kathleen A, Browne, or either of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, as amended and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 8, 2016	By:	/s/ Richard A. Kaplan Richard A. Kaplan, Chief Executive Officer, and Director

Dated: March 8, 2016	By:	/s/ Kathleen A. Browne Kathleen A. Browne Chief Financial and Accounting Officer

Dated: March 8, 2016	By:	/s/ Keith E. Gleasman Keith E. Gleasman, President and Director

Dated: March 8, 2016	By:	/s/ Thomas F. Bonadio Thomas F. Bonadio, Director

Dated: March 8, 2016	By:	/s/ William W. Destler William W. Destler, Director

Dated: March 8, 2016	By:	/s/ Asher J. Flaum Asher J. Flaum, Director

Dated: March 8, 2016	By:	/s/ John W. Heinricy John W. Heinricy, Director

Dated: March 8, 2016	By:	/s/ Thomas J. Labus Thomas J. Labus, Director

Dated: March 8, 2016	By:	/s/ Charles N. Mills Charles N. Mills, Director

Dated: March 8, 2016	By:	/s/ E. Philip Saunders E. Philip Saunders, Director

Dated: March 8, 2016	By:	/s/ Gary A. Siconolfi Gary A. Siconolfi, Director

EXHIBIT INDEX

3.1	Certificate of Incorporation, incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934

3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000

3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002

3.4	By-laws as amended on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002

3.5

Certificate of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended September 30, 2004

3.6

Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing authorized common shares from 40,000,000 to 400,000,000, incorporated by reference to Form 10-K filed for fiscal year ended December 31, 2006

3.7

Certificate of Amendment to the Certificate of Incorporation dated September 21, 2011 setting forth terms and conditions of Class C Preferred, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011

3.8

Certificate of Amendment to the Certificate of Incorporation of Torvec, Inc., dated March 28, 2014 setting forth terms and conditions of Series C-2 Preferred, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2014

3.9	Certificate of Amendment to the Certificate of Incorporation of Torvec, Inc., dated February 29, 2016 setting forth terms and conditions of Series C-3 Preferred

10.1	Stock Option Agreement dated September 30, 2010 between the company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010*

10.2	Employment Agreement dated October 4, 2010 between the company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010*

10.3	Stock Option Agreement dated October 18, 2010 between the company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010*

10.4	2011 Stock Option Plan and template agreements to be used to grant options thereunder, incorporated by reference to Annual Report (Form 10-K) filed March 29, 2011*

10.5	Agreement dated December 13, 2010 between Heinrocket Inc. as Consultant and Torvec, Inc., incorporated by reference to Annual Report (Form 10-K) filed March 29, 2011*

10.6

Securities Purchase Agreement by and among Torvec, Inc., a New York corporation, B. Thomas Golisano, and each purchaser listed on the Schedule of Purchasers attached thereto, dated September 23, 2011, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011

10.7	Form of Warrant to Purchase Common Stock of Torvec, Inc., incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011

10.8	Form of Directors Subscription Agreement, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011

10.9

Investors’ Rights Agreement by and between Torvec, Inc., a New York corporation, B. Thomas Golisano, Charles T. Graham, and David Still, dated September 23, 2011, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011

10.10	Letter Agreement between Torvec, Inc. and SCIRE Corporation, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 5, 2013*

10.11

Securities Purchase Agreement by and among Torvec, Inc., B. Thomas Golisano, and each purchaser listed on the Schedule of Purchasers attached thereto, dated March 28, 2014, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2014

10.12

Amended and Restated Investors’ Rights Agreement by and between Torvec, Inc., B. Thomas Golisano, Charles T. Graham, and David Still, dated March 28, 2014, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2014

10.13	Letter Agreement between Torvec, Inc. and SCIRE Corporation, incorporated by reference to the Annual Report on Form 10-K filed March 3, 2015*

10.14	First Amendment to the Torvec, Inc. 2011 Stock Option Plan, incorporated by reference to the Annual Report on Form 10-K filed March 3, 2015*

21	Subsidiaries of the registrant

24	Power of Attorney (included on the signature page to this report)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Accounting Officer

32	Section 1350 Certification of Chief Executive Officer and Principal Accounting Officer

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase

* Management contract or compensatory plan or arrangement.