Form 10-Q
period 2016-03-31
TORVEC INC
filed 2016-05-12
CIK 1063197

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 11, 2016
Common Stock, $0.01 par value	45,796,765

TORVEC, INC.

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015	3

	Condensed Consolidated Statements of Operations – Three Month Periods Ended March 31, 2016 and 2015 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows – Three Month Periods Ended March 31, 2016 and 2015 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURE PAGE		26

EXHIBITS
	Exhibit 10.1
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TORVEC, INC. (dba CurAegis Technologies)
Condensed Consolidated Balance Sheets

	March 31, 2016 (unaudited)	December 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$1,547,000	$1,241,000
Accounts receivable	1,000	-
Prepaid expenses and other current assets	44,000	37,000

Total current assets	1,592,000	1,278,000

Software (net)	291,000	303,000
Property and equipment (net)	146,000	160,000
Total non-current assets	437,000	463,000

Total Assets	$2,029,000	$1,741,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$2,000	$1,000
Accounts payable	132,000	84,000
Accrued liabilities	89,000	67,000
Deferred revenue	9,000	-

Total current liabilities	232,000	152,000

Notes payable, non-current	5,000	6,000

Total Liabilities	237,000	158,000

Commitments and other matters (Note 11)	-	-

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a)16,250,000 Series C, voting, convertible, no dividend, shares issued and outstanding at March 31, 2016 and December 31, 2015: 16,250,000, respectively	162,000	162,000
b) 25,000,000 Series C-2, voting, convertible, no dividend, shares issued and outstanding at March 31, 2016 and December 31, 2015: 25,000,000, respectively	250,000	250,000
c) 10,000,000 Series C-3, voting, convertible, no dividend, shares issued and outstanding at March 31, 2016 and December 31, 2015: 4,478,000 and 0, respectively	45,000	-
d) 3,300,000 Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at March 31, 2016 and December 31, 2015: 543,221, respectively	5,000	5,000
e) 300,000 Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at March 31, 2016 and December 31, 2015: 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at March 31, 2016 and December 31, 2015: 45,796,765, respectively	458,000	458,000
Additional paid-in capital	73,064,000	71,963,000
Accumulated deficit	(72,193,000)	(71,256,000)

Total Stockholders' Equity	1,792,000	1,583,000

Total Liabilities and Stockholders' Equity	$2,029,000	$1,741,000

See notes to condensed consolidated financial statements.

TORVEC, INC.
(dba CurAegis Technologies)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Revenue	$1,000	$-
Cost of revenue	23,000	-

Gross Margin (Loss)	(22,000)	-

Operating costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation	485,000	272,000
Stock-based compensation	7,000	2,000
Total research and development	492,000	274,000
General and administrative:
G&A costs, excluding stock-based compensation	400,000	253,000
Stock-based compensation	24,000	53,000
Total general and administrative	424,000	306,000

Total operating costs and expenses	916,000	580,000

Loss from operations	(938,000)	(580,000)

Other income	1,000	3,000

Loss before income taxes	(937,000)	(577,000)

Income taxes	-	-

Net Loss	(937,000)	(577,000)

Preferred stock beneficial conversion feature	549,000	-
Preferred stock dividends	62,000	64,000

Net Loss attributable to common stockholders	$(1,548,000)	$(641,000)

Net Loss per share attributable to common stockholders:
Basic and Diluted	$(0.03)	$(0.01)

Weighted average number of shares of common stock:
Basic and Diluted	45,796,000	45,754,000

See notes to condensed consolidated financial statements.

TORVEC, INC. (dba CurAegis Technologies)
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Cash flows from operating activities:
Net loss	$(937,000)	$(577,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,000	33,000
Stock-based compensation	31,000	53,000
Loss on sale / disposition of fixed assets	-	2,000
Changes in working capital items:
Accounts receivable	(1,000)	-
Prepaid expenses and other current assets	(7,000)	4,000
Accounts payable and other accrued expenses	71,000	31,000
Deferred revenue	9,000	-

Net cash used in operating activities	(793,000)	(454,000)

Cash flows from investing activities:
Purchase of capitalized software	(15,000)	(6,000)
Proceeds from sale of fixed assets	-	2,000

Net cash used in investing activities	(15,000)	(4,000)

Cash flows from financing activities:
Proceeds from sales of preferred stock	1,119,000	-
Costs incurred in issuance of preferred stock	(5,000)	-
Repayments of notes payable	-	(2,000)

Net cash provided by (used in) financing activities	1,114,000	(2,000)

Net increase (decrease) in cash and cash equivalents	306,000	(460,000)

Cash and cash equivalents at beginning of period	1,241,000	3,724,000

Cash and cash equivalents at end of period	$1,547,000	$3,264,000

Supplemental Disclosures:
Conversion of preferred dividends	$-	$65,000

See notes to condensed consolidated financial statements.

TORVEC, INC.

(dba CurAegis Technologies)

Notes to Condensed Consolidated Financial Statements

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

Torvec, Inc. (“the Company”) was incorporated as a New York business corporation on September 25, 1996. The Company develops and markets advanced technologies in the areas of power, safety and wellness.  Currently, the Company is focusing its commercialization strategies on the following technologies: (i) the CURA system (Circadian User Risk Assessment) and (ii) the Aegis hydraulic pump. The Company has not had any significant revenue-producing operations.

Management announced a name change in connection with the establishment of its two business divisions. The CURA division is engaged in the fatigue management business and the Aegis division is engaged in the power and hydraulic business. The company name will be changed to CurAegis Technologies, Inc. at the 2016 shareholders meeting. Until then the company is doing business as CurAegis Technologies, a Torvec company.

The company has created the CURA system to reduce fatigue risk in the workplace and help individuals manage their sleep and overcome fatigue. The CURA system consists of four individual elements:

●	real-time alertness monitoring using the myCadian watch,
●	panic-button and man-down system,
●	CURA software, and
●	the Z-Coach wellness program.

Our goal with the Aegis hydraulic pump technology is to give the marketplace a revolutionary new concept in hydraulic pumps and motors that will be:

●	smaller and lighter than conventional pumps and motors,
●	more efficient,
●	as reliable,
●	price competitive, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

It is important to note, regarding both the CURA and Aegis products, that the cycle time from the initiation of the sales process to revenue realization can be highly variable especially in a start-up entity. In addition to the activities to be undertaken to implement our plan of operations, we may expand and/or refocus our activities depending upon future circumstances and developments.

Management Plans As of March 2016, we have cash on hand of $1,547,000, working capital of $1,360,0000, stockholders’ equity of $1,792,000 and an accumulated deficit of $72,193,000. During the first quarter of 2016 we raised $1,119,000 through a private placement of the initial sale of the Series C-3 preferred stock. The proceeds from this private placement are being used to support the ongoing development and marketing of our core technologies and product initiatives.

On December 8, 2015, the company commenced the offering of up to ten million newly issued preferred shares with an offering price of $0.25 per share of Series C-3 Preferred Shares in a private placement pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offering has been made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Company closed on the sale of $1,119,000 of the Company’s Series C-3 Voting Convertible Preferred Stock during the first quarter of 2016 and has extended the C-3 offering through June 3, 2016. Under the terms of the offering, we may raise gross proceeds of up to an additional $1,381,000 from the sale of Series C-3 preferred stock. No assurance can be given that we will raise the maximum amount or any additional amount from the sale of our Series C-3 preferred stock before the offering expires.

Management will continue to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products. Management estimates that the 2016 cash needs, based on its current development and product plans, will be in the range of $2.2 million to $3.5 million. The Company’s ability to fund its current and future commitments out of its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division; (ii) decrease research and overhead expenses and (iii) raise additional funds through equity offerings. During the three months ended March 31, 2016, the Company raised gross proceeds $1,119,000 from the private placement of its Series C-3 preferred stock. As of March 31, 2016, the Company had approximately $1,547,000 in cash and cash equivalents which may not be sufficient to cover the Company’s future working capital requirements if these and other factors are not met. If the Company cannot generate sufficient cash from its operations, the Company may need to raise additional funds in the future in order to fund its working capital needs and pursue its growth strategy, although there can be no assurances, management believes that sources for these additional funds will be available through either current or future investors.

Since inception, we have financed our operations by the sale of our securities and debt financings. We may need to raise additional funds in the future to fund our working capital needs, to fund more aggressive expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve dilution of our shareholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at March 31, 2016). As of March 31, 2016, each of the subsidiaries is non-operational. We are intending to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Cash and Cash Equivalents: Cash and cash equivalents may include time deposits, certificates of deposit, and highly liquid debt instruments with original maturities of three months or less. We maintain cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts. We have a corporate credit card program through our primary financial institution, JPMorgan Chase Bank, N.A. In connection with this, the Company granted a security interest to the Bank in our premium commercial money market account to act as collateral for the activity within the corporate card program, up to $20,000.

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  The allowance for doubtful accounts was zero at March 31, 2016 and December 31, 2015.

Software, Property and Equipment: Capitalized software, property and equipment are stated at cost. Estimated useful lives are as follows:

Software (in years)		3
Office equipment (in years)	5	-	7
Leasehold improvements	lesser of useful life or lease term

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 amounted to $41,000 and $33,000, respectively.

Whenever events or circumstances indicate, our long-lived assets including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, impairment may be indicated. The carrying amount is compared to the estimated discounted cash flows and if there is an excess, such amount is recorded as impairment. During the three months ended March 31, 2016 and 2015, we recorded no impairment charges.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at March 31, 2016. The carrying amount of cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximates their fair value due to their short maturity. The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

Revenue Recognition and Deferred Revenue: The Company began offering the Z-Coach aviation wellness program in the first quarter of 2016. The Z-Coach wellness program provides fatigue safety training over an annual subscription period of twelve months. The Z-Coach program allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation and consulting services.

Patent costs for the three months ended March 31, 2016 and 2015 amounted to $17,000 and $38,000, respectively, and are included in general and administrative expenses.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of March 31, 2016 and December 31, 2015, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At March 31, 2016 and 2015, we excluded 59,016,206 and 53,570,093 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at March 31, 2016 and 2015 as the conditions for their vesting are not time-based.

Recent Accounting Pronouncements: On February 25, 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases,” a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize in its balance sheet assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset will be recognized related to the right to use the underlying asset and a liability will be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and requires modified retrospective adoption, with early adoption permitted. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments as to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In April, 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” to clarify two aspects of Topic 606: (i) identifying performance obligations and (ii) the licensing implementation guidance, while retaining the related principles for those areas. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

NOTE 3 –CURA SOFTWARE

The Company has invested $351,000 in software for the CURA division. These assets are being amortized over an estimated useful life of 3 years. As of March 31, 2016 accumulated amortization of capitalized software was $60,000 resulting in a net book value of $291,000.

With the initial sale of the Z-Coach aviation product in the first quarter of 2016, the Company charged $19,000 to cost of revenue and $8,000 to general and administrative expenses for amortization of the CURA software. Future amortization expense is expected to be $85,000 in 2016, $127,000 in 2017 and $79,000 in 2018.

NOTE 4 –PROPERTY AND EQUIPMENT

At March 31, 2016 and December 31, 2015, property and equipment consist of the following:

	March 31, 2016	December 31, 2015
Office equipment	$235,000	$235,000
Shop equipment	226,000	226,000
Leasehold improvements	253,000	253,000
	714,000	714,000
Less accumulated depreciation	568,000	554,000
Net property and equipment	$146,000	$160,000

Depreciation expense for the three months ended March 31, 2016 and 2015 was $14,000 and $33,000 respectively.

NOTE 5 — BUSINESS SEGMENTS

The Company operates in two divisions: the CURA division and the Aegis division. The CURA division is focused on the fatigue and wellness business and the Aegis division is currently developing unique applications in the power and hydraulic business. Information concerning the Company’s operations by reportable segment for the three months ended March 31, 2016 for each of the company’s business segments follows:

	CURA	Aegis	Corporate	Total

Sales	$1,000	$-	$-	$1,000
Gross margin (loss)	$(22,000)	$-	$-	$(22,000)
Operating costs and expenses	$447,000	$167,000	$302,000	$916,000
Loss from operations	$470,000	$167,000	$301,000	$938,000

Assets	$292,000	$105,000	$1,632,000	$2,029,000

Capital expenditures during the first quarter of 2016 for the CURA and Aegis segments were $15,000 and zero, respectively. During the first quarter of 2016, the Company recognized depreciation and amortization expense of $28,000 and $11,000 for the CURA and Aegis divisions, respectively. Depreciation expense not allocated to these business segments was $2,000 in the first quarter of 2016.

Information concerning the Company’s operations by reportable segment for the three months ended March 31, 2015 for each of the company’s business segments follows:

	CURA	Aegis	Corporate	Total

Sales	$-	$-	$-	$-
Gross margin (loss)	$-	$-	$-	$-
Operating costs and expenses	$52,000	$222,000	$306,000	$580,000
Loss from operations	$52,000	$222,000	$303,000	$580,000

Assets	$-	$183,000	$3,333,000	$3,516,000

Capital expenditures during the first quarter of 2015 for the CURA and Aegis segments were zero and $6,000, respectively. During the first quarter of 2015, the Company recognized depreciation and amortization expense of zero and $21,000 for the CURA and Aegis divisions, respectively. Depreciation expense not allocated to these business segments was $12,000 in the first quarter of 2015.

NOTE 6— NOTES PAYABLE

In 2015, we entered into a capital lease for a copy machine over a 5-year term, with a fair market value buyout option. The capitalized value of the lease was approximately $8,900, and the monthly payment is $170 with an implicit interest rate of approximately 5.3%. As of March 31, 2016 and December 31, 2015, the outstanding principal balance due on this lease agreement was approximately $7,000.

NOTE 7 — PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

We did not issue any shares of common stock during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company issued 37,743 shares of common stock in connection with a conversion notice received from a Series A convertible preferred shareholder. The company issued 21,380 shares of common stock in connection with this notice and an additional 16,363 in common shares attributed to dividends earned on these converted shares.

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

We did not convert any shares of preferred stock during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company issued 37,743 shares of common stock in connection with a conversion notice received from a Series A convertible preferred shareholder. The company issued 21,380 shares of common stock in connection with this notice and an additional 16,363 in common shares attributed to dividends earned on these converted shares.

At March 31, 2016, there were 543,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 534,512 outstanding shares of Class A Preferred stock amounted to approximately $2,378,000 at March 31, 2016. The value of dividends payable upon the conversion of the remaining 534,512 outstanding shares of Class A Preferred stock amounted to approximately $2,325,000 at December 31, 2015.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $2,378,000 and $2,325,000 at March 31, 2016 and December 31, 2015, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

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

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. For the three months ended March 31, 2016 and 2015, we settled no Class B Preferred dividends.

At March 31, 2016 and December 31, 2015, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $361,000 and $353,000, respectively. In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders and our Class A Preferred shareholders, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $361,000 and $353,000 at March 31, 2016 and December 31, 2015, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

Cumulatively through March 31, 2016, Series C Preferred shareholders have converted no shares of Series C Preferred into common stock. At March 31, 2016 and December 31, 2015, there were 16,250,000 shares of Series C Preferred stock outstanding. The value of the Series C Preferred shareholders’ liquidation preference was $6,500,000 at March 31, 2016 and December 31, 2015.

Series C-2 Preferred Stock   In 2014, the board of directors authorized and the Class A Preferred, Class B Preferred and Series C Preferred shareholders approved, a series of preferred stock, namely 25,000,000 shares of Series C-2 Voting Convertible Preferred Stock. On March 28, 2014, we sold and issued a total of 25,000,000 shares of Series C-2 Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $5,000,000. Direct expenses of approximately $46,000 pertaining to the transaction, consisting of primarily external legal costs, were incurred, resulting in net proceeds of approximately $4,954,000.

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

Through March 31, 2016, Series C-2 Preferred shareholders have not converted any shares of Series C-2 Preferred into common stock. At March 31, 2016 and December 31, 2015, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at March 31, 2016 and December 31, 2015.

Series C-3 Preferred Stock In 2015, the board of directors authorized and the Class A Preferred, Class B Preferred, Series C Preferred and C-2 Preferred shareholders approved, a series of preferred stock, namely 10,000,000 shares of Series C-3 Voting Convertible Preferred Stock. On December 8, 2015, the Company commenced the offering of up to $2,500,000 of the Series C-3 Preferred Shares at the price of $0.25 per share in a private placement pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offering has been made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Series C-3 Preferred Shares are convertible into shares of the Company’s common stock at the rate of one-to-one, subject to adjustment in some circumstances. The Series C-3 Preferred Shares will have an aggregate liquidation preference, ranking pari passu with the Series C Preferred Shares and Series C-2 Preferred Shares and senior to the company’s common stock, the Class A Preferred Shares and Class B Preferred Shares. The Series C-3 Preferred Shares are not entitled to receive preferred dividends and have no redemption rights, but are entitled to participate, on an as converted basis, with holders of the company’s common stock in dividends and distributions. The Series C-3 Preferred Shares vote with the Company’s common stock on an as-converted basis and have certain protective provisions. The Series C-3 Preferred Shares will not be registered under the Securities Act of 1933. Accordingly, those shares and the shares of common stock issuable upon their conversion are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933 and may not be offered for resale or resold or otherwise transferred except pursuant to a registration statement under the Securities Act of 1933 or an applicable exemption from registration requirements.

As of March 31, 2016, the Company has sold and issued a total of 4,478,000 shares of Series C-3 Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $1,119,000. Direct expenses of approximately $5,000 pertaining to the transaction, consisting of external legal costs, were incurred, resulting in net proceeds of approximately $1,114,000.

In conjunction with the issuance of the 4,478,000 shares of Series C-3 Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature was approximately $549,000, and is reflected in our condensed consolidated statements of operations for the three months ended March 31, 2016 as an adjustment to arrive at the net loss attributable to common stockholders.

NOTE 8 — STOCK OPTIONS

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

During the first quarter of 2016, we granted 15,000 stock options to certain of our existing employees at an exercise price of $0.41 per share, exercisable for 10 years. These options vest in four tranches at a rate of 25% per year on each of the four anniversary dates from the date of grant. Also in the first quarter of 2016, we granted 297,000 incentive stock options to several employees and to our non-employee board members to acquire common shares at an exercise price of $0.34 to $0.53 per share, exercisable for 10 years. This group of options will fully vest upon the trading price of the common stock of the Company reaching $5.00 per share.

As of March 31, 2016, there were 2,360,000 stock options outstanding under the 2011 Plan, 1,337,125 of which were vested. At March 31, 2016, there were 640,000 options remaining available for future grant under the 2011 Plan. No 2011 Plan options expired or were exercised during the three month periods ended March 31, 2016 or 2015.

For the three months ended March 31, 2016 and 2015, we recorded compensation expense of $31,000 and $12,000, respectively, related to the 2011 Stock Option Plan.

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

As of March 31, 2016, there were a total of 6,965,000 non-plan options outstanding, of which 4,815,000 were fully vested. In the three months ended March 31, 2016 and 2015, zero and 337,500, respectively of non-plan stock options, became vested. During the three months ended March 31, 2016 and 2015, no non-plan stock options were cancelled, respectively. No non-plan stock options were exercised in the three months ended March 31, 2016 or 2015.

For the three months ended March 31, 2016 and 2015, we recorded compensation expense of zero and $43,000, respectively, related to the non-plan options.

Summary   For the three months ended March 31, 2016 and 2015, compensation cost related to all stock options amounted to $31,000 and $55,000, respectively. As of March 31, 2016, there was approximately $305,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average 1.8 years.

The weighted average grant date fair value of all stock options granted during the three months ended March 31, 2016 and 2015 was $.45 and $.20, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2016 and 2015 was approximately zero and $653,000, respectively.

The fair value of options granted during the three month periods ended March 31, 2016 and 2015 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016	2015
Expected Term (years)	5.1	6.6
Expected forfeiture rate	0%	0%
Risk-free rate	2.1%	2.1%
Volatility	132%	135%
Dividend yield	0%	0%

Included in the 2016 assumptions above is the impact of 297,000 stock options that were granted under the 2011 Plan that will vest based on certain market conditions, specifically these options will fully vest upon the first day the trading price of the common stock of the Company shall be $5.00 per share.

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the three months ended March 31, 2016 and 2015:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at January 1, 2016	9,013,000	$.57	5.5	$33,000
Granted	312,000	.45
Exercised	-	-
Canceled or expired	-	-

Outstanding at March 31, 2016	9,325,000	$.56	5.4	$274,000

Exercisable at March 31, 2016	6,152,125	$.66	5.1	$123,000

As of March 31, 2016, the exercise prices of all outstanding stock options ranged from $.20 per share to $5.00 per share.

NOTE 9 - WARRANTS

The following table summarizes the activity of the outstanding warrants as of March 31, 2016:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value

Outstanding at January 1, 2016	3,315,000	$2.04	(A)	4.7	(B)
Granted	-
Expired	(4,250)	$0.01
Outstanding at March 31, 2016	3,310,750	$2.05	(A)	4.5	(D)	$112,000

Exercisable at March 31, 2016	2,690,000	$1.90	(D)	4.2	(C)	$111,000

(A)	The weighted average exercise price for warrants outstanding as of March 31, 2016 excludes 1,750,000 warrants with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of March 31, 2016 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of March 31, 2016 excludes 118,500 warrants with no expiration date.
(D)	The weighted average exercise price for warrants exercisable as of March 31, 2016 excludes 1,625,000 warrants with no determined exercise price.

NOTE 10 — RELATED PARTY TRANSACTIONS

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership, with which one of our directors, is associated. In 2014 we extended our lease for a three-year renewal term through May 31, 2018. The current rental rate is $6,256 per month ($75,070 per annum) for the remainder of the current lease term. In addition, we are required to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. The lease agreement has a three-year renewal option that includes a 9% rate increase at the renewal period that includes the period from June 2018 through May 2021.

In December 2013, we entered into a consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. This consulting agreement expired at December 31, 2015. During the three months ended March 31 2015, we recorded an expense of approximately $18,000 for consulting services and travel costs related to this agreement.

In December 2010, we executed a three-year consultant agreement with one of our directors to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. In December 2013, the agreement was automatically renewed for an additional three years through December 13, 2016. During the three month periods ended March 31, 2016 and 2015, we recorded no expense for services in relation to this agreement.

NOTE 11 — COMMITMENTS AND OTHER MATTERS

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

Rent expense for the three months ended March 31, 2016 and 2015 was approximately $19,000 and $17,000, respectively. Rent payments required under the extended lease term for the years ending December 31, 2016, 2017, and 2018 amount to approximately $75,000, $75,000 and $31,000, respectively.

Employment Agreements

On March 24, 2016, the Company’s renewed the employment agreement with the Chief Executive Officer to extend the term of the agreement until December 31, 2018, subject to earlier termination in accordance with its terms. Except for the extension of the term, the employment agreement remains in effect in accordance with its original terms. The executive will continue to be entitled to an annual salary of at least $50,000; provided that if the Company has “Adjusted EBITDA” (as defined in the agreement) of at least $300,000 in any calendar year, then his annual salary shall be at least $200,000 for the following calendar year. The executive is entitled to participate in all employee benefit plans as are provided from time to time for senior executives. If we terminate the CEO without cause, remove him as CEO, or a change in control of the Company occurs, the CEO is entitled to three years’ severance pay, consisting of base pay and any incentive compensation.

On March 3, 2016 the Torvec Board of Directors approved a change in the compensation plan for the Chief Financial Officer, in connection with her transition to full time effective March 1, 2016. The annual salary for this executive has been increased to $150,000 effective March 1, 2016 and will increase to $200,000 effective June 1, 2016. This executive is entitled to six months’ severance in the event that the Company terminates their employment status without cause or in the instance of a change in control of the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2016 and 2015, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Overall Business Strategy

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

Torvec, Inc. (“the Company”) was incorporated as a New York business corporation on September 25, 1996. The Company develops and markets advanced technologies in the areas of power, safety and wellness.  Currently, the Company is focusing its commercialization strategies on the following technologies: (i) the CURA system (Circadian User Risk Assessment) and (ii) the Aegis hydraulic pump. Since its inception, the Company has not had any significant revenue-producing operations.

The company has created the CURA system to develop and market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA system consists of four individual elements:

●	real-time alertness monitoring using the myCadian watch,
●	panic-button and man-down system,
●	CURA software, and
●	the Z-Coach wellness program.

The Aegis hydraulic pump is an innovative hydraulic design, whose goal is to deliver better efficiencies in a package that is smaller and lighter than existing technologies.

It is important to note, regarding both the CURA and Aegis products, that the cycle time from the initiation of the sales process to revenue realization can be highly variable especially for a start-up entity. In addition to the activities to be undertaken by us to implement our plan of operation detailed below, we may expand and/or refocus our marketing activities depending upon future circumstances and developments.

Information regarding the Company and all of our inventions, including regular updates on technological and business developments, can be found on our websites, www.torvec.com and www.curaegis.com. The website and its contents are not incorporated by reference into this report.

CURA Division: the myCadian ™ watch, the CURA™ System, and Z-Coach™ e-learning

The Company’s CURA division is developing a proprietary technology and suite of products designed to (i) measure the decrease in a person’s alertness and (ii) to train individuals on how to improve alertness levels. The CURA™ system and the myCadian™ watch will enable the user and third parties to anticipate and avert undesired or disastrous situations caused by the degradation of alertness. With the information provided from the CURA™ software analytics, employees can work with Z-Coach, our proprietary sleep training and education solution, to correct sleep issues and improve overall wellness.

CurAegis Technologies has engaged a number of sleep study experts and neurologists to assist with the analysis and validation of our new technologies. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. Action taken upon a warning of a change in alertness will lead to a better and safer environment. The myCadian™ watch paired with the CURA™ system is designed to be a real time alertness and emergency monitoring system that addresses sleep and fatigue management solutions. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters.  The Company has filed for patent protection for these inventions.

The myCadian™ watch is a wearable device developed using physiological monitoring hardware and our proprietary CURA™ (Circadian User Risk Assessment) software and will detect a degradation of alertness in a user and reveal sleep and fatigue problems. The myCadian™ watch will contain an emergency notification function through the use of a panic button or in sensing a lack of motion which would generate a third party panic notification. The CURA™ system will include:

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

The Company is on schedule to receive delivery of our initial 1,000-unit order of the myCadian watch early in the third quarter of 2016. Management is currently developing marketing and sales programs in support of beta trials also planned for the third quarter of 2016. The beta trials will include multiple industry instances in an active user program to compare and align the user experience with our product definitions and objectives.

The Company has invested in controlled clinical studies at the Sleep and Chronobiology Laboratory at the University of Colorado-Boulder using scientifically validated studies. We are now calibrating our proprietary technologies and algorithms to these studies.

The Z-Coach e-learning tool is a critical component of the CURA system and was originally created by highly respected fatigue management scientists. We acquired the Z-Coach e-learning tool in September 2015. The first of six Z-Coach e-learning modules, Z-Coach Aviation, is designed for aviation professionals, from flight and ground crews, to scheduling, dispatch, administration and management. Z-Coach learning topics include: Risks and Costs of Fatigue, Fundamentals of Sleep, Fatigue Mitigation and Countermeasures. Z-Coach participants gain an awareness of the dangers inherent in the lack of sleep and learn to utilize lifestyle tools to make changes to improve their health, mood, productivity and safety. In 2016, the Company plans to release five additional industry-specific versions of Z-Coach in conjunction with the launch of the CURA™ system and the myCadian™ watch. Z-Coach Aviation was first offered for sale in the first quarter of 2016.

Aegis Division: Hydraulic Pump

The development of our hydraulic pump has taken on added significance in light of U.S. government emissions regulations for off road diesel engines. To help achieve these new standards, companies are attempting to run diesel engines, and their hydraulic pumps, at lower rotational speeds. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in rotational speed. Among other advantages, the Aegis hydraulic pump technology allows a larger displacement pump to fit into the same or smaller footprint than that of existing pumps. This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

Our goal with the Aegis hydraulic pump technology is to give the marketplace a revolutionary new concept in hydraulic pumps and motors that will be:

●	smaller and lighter than conventional pumps and motors,
●	more efficient,
●	as reliable,
●	price competitive, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

Since 2012, we have invested in software, test equipment and personnel to enhance our development efforts and began a drastic redesign of the hydraulic pump to improve the overall performance while maintaining the advantages we have in size and weight. We have built our own testing facility, which would have otherwise taken place at a third party testing facility. Our engineer and design team has progressively made adjustments to the valve sealing design and each change has shown an improvement in the measured efficiency of the pump. We have filed for patent protection for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process.

In April 2016, the Company submitted the Aegis hydraulic pump for testing at the Fluid Power Institute at the Milwaukee School of Engineering (“MSOE”). The MSOE research laboratories provide custom in-depth testing, systems analysis solutions, and evaluations. The Aegis pump evaluated by MSOE was our test pump, not a production prototype, thus the tested unit was not completely optimized. The MSOE test results demonstrated that our pump can achieve the high speed and pressure levels needed and should result in greater efficiencies and a power density than current axial piston hydraulic pumps in the market. We also believe the testing at MSOE confirmed our test stand and the mathematical models used in our design development. Our next steps will be to begin the manufacture of a production prototype in tandem with a potential customer thereby designing to a specific customer application. Management believes that the manufacture of a production prototype should be completed in 2017.

Three Month Periods Ended March 31, 2016 and 2015

The Company recorded $1,000 in revenue during the three-month period ended March 31, 2016. There was no revenue earned during the three months ended March 31, 2015. The Company began offering the Z-Coach aviation wellness program in February of 2016. The Z-Coach wellness program provides fatigue safety training over an annual subscription period of twelve months. This allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

During the first quarter of 2016, forty-four Z-Coach aviation subscriptions were sold to eight customers resulting in total customer sales of $10,000 of which $1,000 was recognized as income during the quarter and $9,000 was reflected in deferred revenue. The $9,000 of deferred revenue will be recognized ratably as revenue in future periods as the customer subscriptions mature.

The Company recorded $23,000 of cost of revenue during the three month periods ended March 31, 2016 related to Z-Coach aviation subscriptions sold during the quarter. During the first quarter of 2016, software amortization of $19,000 and hosting fees of $4,000 are reflected in cost of revenue. Software amortization reflected in cost of revenue is based upon the straight line amortization of the capitalized software over is estimated useful life of 36 months. The Company has engaged a third party to provide hosting of the Z-Coach on-line subscriptions for the twelve-month period from February 2016 through January 2017. The Company has paid $22,500 to this provider and is recognizing hosting expense as a product cost over the twelve-month contract period.

Research and development expenses for the three months ended March 31, 2016 amounted to $492,000 as compared to $274,000 for the comparable period in 2015. Non-cash stock-based compensation expense attributable to stock options for the three months ended March 31, 2016 was $7,000, compared with $2,000 for the three months ended March 31, 2015. The increase in stock compensation expense reflects the grant of 159,000 employee stock options in the first quarter of 2016. Excluding the non-cash stock-based compensation expense, research and development expenses increased by $213,000 during the three-month period ended March 31, 2016 compared to the first quarter of 2015. The increased spending in 2016 is attributable to (i) outside consulting services in the technical developmental of the myCadian watch and CURA software, (ii) purchase of components and materials and (iii) an increase in engineering salaries and benefits compared to the first quarter of 2015.

General and administrative expense for the three months ended March 31, 2016 amounted to $424,000 compared to $306,000 for the comparable period in 2015. Non-cash stock-based compensation expense for the three months ended March 31, 2016 was $24,000 compared to $53,000 for the three months ended March 31, 2015. The decrease in stock compensation expense reflects the vesting of certain grants made in January 2011 offset by expense recognized for 153,000 options granted in the first quarter of 2016. Excluding the non-cash stock-based compensation expense, general and administrative expense for the first quarter of 2016 amounted to $400,000 compared to $253,000 in the comparable period in 2015. The increase of $147,000 of spending in the first quarter of 2016 is attributed to new hires during the second half of 2015 and an increase in legal and audit fees associated with business growth.

The loss from operations for the three-month period ended March 31, 2016 was $938,000, compared with a loss from operations in the comparable period in 2015 of $580,000. Other income reflects interest income earned on available cash on hand. Preferred stock dividends amounted to $62,000 and $64,000 in each of the quarters ended March 31, 2016 and 2015, respectively.

In conjunction with the issuance of the 4,478,000 shares of Series C-3 Preferred stock, the Company valued the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature was approximately $549,000, which was recorded in the first quarter of 2016 and is reflected in our condensed consolidated statements of operations for the period ended March 31, 2016 as an adjustment to arrive at the net loss attributable to common stockholders.

The net loss attributable to common stockholders for the three-month period ended March 31, 2016 was $1,548,000 as compared to a net loss attributable to common stockholders $641,000 for the three months ended March 31, 2015. The weighted average diluted common shares outstanding amounted to 45,796,000 and 45,754,000 for each of the three month periods ended March 31, 2016 and 2015, respectively. Basic and diluted loss per common share for the three month periods ended March 31, 2016 and 2015 were $0.03 and $0.01, respectively.

Liquidity and Capital Resources

As of March 31, 2016, cash and cash equivalents totaled $1,547,000, a net increase of $306,000 from the beginning of the period. During the three months ended March 31, 2016, we used $793,000 of cash in operating activities. A net loss of $937,000 was adjusted for $72,000 in non-cash expenses for depreciation, amortization and stock-based compensation and $72,000 in changes in working capital components which resulted in a $793,000 of cash used by operating activities. There was an increase in cash used in operations of $339,000 in 2016 over the comparable period in 2015 which was driven by the increase in the net loss in the current period. In 2015, the net loss of $577,000 was adjusted for $86,000 in non-cash expenses for depreciation, amortization and stock-based compensation and $35,000 in changes in components of working capital.

We invested $15,000 in capitalized software in the first quarter of 2016 compared to the investment of $6,000 in property and equipment in the first quarter of 2015.

During the three-month period ended March 31, 2015, we generated $1,114,000 from financing activities, resulting from the private placement sales of 4,478,000 shares of Series C-3 Voting Convertible Preferred Stock which generated gross proceeds of $1,119,000. Direct expenses of approximately $5,000 of external legal costs were incurred in connection with this equity raise resulting in net proceeds of approximately $1,114,000.

Current Cash Outlook

As of March 2016, we have cash on hand of $1,547,000, working capital of $1,360,000, stockholders’ equity of $1,792,000 and an accumulated deficit of $72,193,000. During the first quarter of 2016 we raised $1,119,000 through a private placement of the initial sale of the Series C-3 preferred stock. The proceeds from this private placement are being used to support the ongoing development and marketing of our core technologies and product initiatives.

On December 8, 2015, the company commenced the offering of up to ten million newly issued preferred shares with an offering price of $0.25 per share of Series C-3 Preferred Shares in a private placement pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offering has been made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Company closed on the sale of $1,119,000 of the Company’s Series C-3 Voting Convertible Preferred Stock during the first quarter of 2016 and has extended the C-3 offering through June 3, 2016. Under the terms of the offering, we may raise gross proceeds of up to an additional $1,381,000 from the sale of Series C-3 preferred stock. No assurance can be given that we will raise the maximum amount or any additional amount from the sale of our Series C-3 preferred stock before the offering expires.

Management will continue to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products. Management estimates that the 2016 cash needs, based on its current development and product plans, will be in the range of $2.2 million to $3.5 million. The Company’s ability to fund its current and future commitments out of its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division; (ii) decrease research and overhead expenses and (iii) raise additional funds through equity offerings. During the three months ended March 31, 2016, the Company raised gross proceeds $1,119,000 from the private placement of its Series C-3 preferred stock. As of March 31, 2016, the Company had approximately $1,547,000 in cash and cash equivalents which may not be sufficient to cover the Company’s future working capital requirements if these and other factors are not met. If the Company cannot generate sufficient cash from its operations, the Company may need to raise additional funds in the future in order to fund its working capital needs and pursue its growth strategy, although there can be no assurances, management believes that sources for these additional funds will be available through either current or future investors.

Since inception, we have financed our operations by the sale of our securities and debt financings. We may need to raise additional funds in the future to fund our working capital needs, to fund more aggressive expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve dilution of our shareholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

Critical Accounting Policies

Revenue Recognition

The Company began offering the Z-Coach aviation wellness program in the first quarter of 2016. The Z-Coach wellness program provides fatigue safety training over an annual subscription period of twelve months. The Z-Coach program allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of March 31, 2016 and December 31, 2015, there were no accrued interest or penalties related to uncertain tax positions.

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

Safe Harbor

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, the successful commercialization of our products, general domestic and global economic conditions, government and environmental regulations, competition and customer strategies, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, technical failures, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements set forth herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see “Risk Factors” in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this quarterly report on Form 10-Q to reflect new information, future events or other developments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of March 31, 2016, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes to the risk factors facing the Company as disclosed in our Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between March 7 and March 31, 2016, the Company issued and sold a total of 478,000 shares of the Company’s Series C-3 Voting Convertible Preferred Stock to six purchasers at $.25 per share for gross proceeds of $119,000. The shares were offered and sold without registration under the Securities Act of 1933 in reliance upon Rule 506(c) of Regulation D under the Securities Act of 1933. All of the shares were purchased by “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933.

Shares of the Series C-3 Voting Convertible Preferred Stock are convertible into shares of the Company’s common stock at the rate of one-to-one, subject to adjustment in some circumstances.

The shares were sold pursuant to an offering to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933of up to 10,000,000 shares of Series C-3 Voting Convertible Preferred Stock commenced on December 8, 2015 and disclosed in the in the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015. As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016, the Company has extended the offering and it is currently scheduled to expire at 5:00 p.m. eastern time on June 3, 2016. The shares of Series C-3 Voting Convertible Preferred Stock sold in the offering and the shares of common stock issuable upon their conversion are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933 and may not be offered for resale or resold or otherwise transferred except pursuant to a registration statement under the Securities Act of 1933 or an applicable exemption from registration requirements. The information set forth herein is neither an offer to sell, nor a solicitation of an offer to buy, any Series C-3 Voting Convertible Preferred Stock, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale is unlawful.

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

(10)	Material Contracts

10.1 Compensation Agreement dated March 3, 2016 between Kathleen A. Browne and Torvec, Inc.

(31.1)	Rule 13(a)-14(a)/15(d)-14(a) Certifications – CEO

(31.2)	Rule 13(a)-14(d)/15(d)-14(d) Certifications – CFO

(32)	Section 1350 Certifications

(100)	XBRL-related documents
None.

(101)

The following materials from Torvec, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2016 and 2015 (ii) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORVEC, INC.

Dated: May 12, 2016	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

Dated: May 12, 2016	By:	/s/ Kathleen A. Browne
Kathleen A. Browne
Chief Financial and Accounting Officer