Form 10-Q
period 2016-06-30
CurAegis Technologies, Inc.
filed 2016-08-11
CIK 1063197

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 000-24455

CURAEGIS TECHNOLOGIES, INC.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 3, 2016
Common Stock, $0.01 par value	45,796,765

CURAEGIS TECHNOLOGIES, INC.

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	3

	Condensed Consolidated Statements of Operations – Three and Six Month Periods Ended June 30, 2016 and 2015 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows – Six Month Periods Ended June 30, 2016 and 2015 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURE PAGE		31

EXHIBITS
	Exhibit 3.1
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$658,000	$1,241,000
Accounts receivable	32,000	-
Inventory	7,000	-
Prepaid expenses and other current assets	47,000	37,000

Total current assets	744,000	1,278,000

Software (net)	274,000	303,000
Property and equipment (net)	140,000	160,000
Total non-current assets	414,000	463,000

Total Assets	$1,158,000	$1,741,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$2,000	$1,000
Accounts payable	106,000	84,000
Accrued liabilities	152,000	67,000
Deferred revenue	41,000	-

Total current liabilities	301,000	152,000

Notes payable, non-current	5,000	6,000

Total Liabilities	306,000	158,000

Commitments and other matters (Note 10)	-	-

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a)16,250,000 Series C, voting, convertible, no dividend, shares issued and outstanding at June 30, 2016 and December 31, 2015: 16,250,000, respectively	162,000	162,000
b) 25,000,000 Series C-2, voting, convertible, no dividend, shares issued and outstanding at June 30, 2016 and December 31, 2015: 25,000,000, respectively	250,000	250,000
c) 10,000,000 Series C-3, voting, convertible, no dividend, shares issued and outstanding at June 30, 2016 and December 31, 2015: 4,838,000 and 0, respectively	48,000	-
d) 3,300,000 Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at June 30, 2016 and December 31, 2015: 543,221, respectively	5,000	5,000
e) 300,000 Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at June 30, 2016 and December 31, 2015: 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at June 30, 2016 and December 31, 2015: 45,796,765, respectively	458,000	458,000
Additional paid-in capital	73,194,000	71,963,000
Accumulated deficit	(73,266,000)	(71,256,000)

Total Stockholders' Equity	852,000	1,583,000

Total Liabilities and Stockholders' Equity	$1,158,000	$1,741,000

 See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Revenue	$5,000	$-	$6,000	$-
Cost of Revenue	34,000	-	57,000	-

Gross Margin (Loss)	(29,000)	-	(51,000)	-

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation	468,000	312,000	953,000	584,000
Stock-based compensation	6,000	3,000	13,000	5,000
Total research and development	474,000	315,000	966,000	589,000
General and administrative:
G&A costs, excluding stock-based compensation	532,000	185,000	932,000	438,000
Stock-based compensation	39,000	39,000	63,000	92,000
Total general and administrative	571,000	224,000	995,000	530,000

Total costs and expenses	1,045,000	539,000	1,961,000	1,119,000

Loss from operations	(1,074,000)	(539,000)	(2,012,000)	(1,119,000)

Other income	1,000	25,000	2,000	28,000

Loss before income taxes	(1,073,000)	(514,000)	(2,010,000)	(1,091,000)

Income taxes	-	-	-	-

Net Loss	(1,073,000)	(514,000)	(2,010,000)	(1,091,000)

Preferred stock beneficial conversion feature	51,000	-	600,000	-
Preferred stock dividends	62,000	64,000	124,000	128,000

Net Loss attributable to common stockholders	$(1,186,000)	$(578,000)	$(2,734,000)	$(1,219,000)

Net Loss per common share attributable to stockholders
Basic and Diluted	$(0.03)	$(0.01)	$(0.06)	$(0.03)

Weighted average number of shares of common stock:
Basic and Diluted	45,797,000	45,754,000	45,797,000	45,754,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Cash flows from operating activities:
Net loss	$(2,010,000)	$(1,091,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,000	58,000
Stock-based compensation	76,000	97,000
Gain on disposition of fixed assets	-	(18,000)
Recovery of bad debt	-	(20,000)
Changes in:
Accounts receivable	(32,000)	20,000
Inventory	(7,000)	-
Prepaid expenses and other current assets	(10,000)	(6,000)
Deferred revenue	41,000	-
Accounts payable and other accrued expenses	106,000	11,000

Net cash used in operating activities	(1,752,000)	(949,000)

Cash flows from investing activities:
Purchase of software	(35,000)	(8,000)
Proceeds from sale of property and equipment	-	59,000

Net cash (used in) provided by investing activities	(35,000)	51,000

Cash flows from financing activities:
Net proceeds from sales of preferred stock	1,205,000	-
Repayments of notes payable	(1,000)	(3,000)

Net cash provided by (used in) financing activities	1,204,000	(3,000)

Net decrease in cash and cash equivalents	(583,000)	(901,000)

Cash and cash equivalents at beginning of period	1,241,000	3,724,000

Cash and cash equivalents at end of period	$658,000	$2,823,000

Supplemental Disclosures:
Acquisition of equipment through capital lease	$-	$9,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

CurAegis Technologies, Inc. (“CurAegis”, “the Company”) was incorporated as a New York business corporation on September 25, 1996 under the name Torvec, Inc. The Company’s name was changed from Torvec, Inc. to CurAegis Technologies, Inc. in June 2016 in connection with the establishment of its two business divisions. The CURA division is engaged in the fatigue management business and the Aegis division is engaged in the power and hydraulic business.

The Company develops and markets advanced technologies in the areas of power, safety and wellness. The Company is focused on the commercialization of a wellness and safety system (the CURA system and the myCadian guardian watch) and a uniquely designed hydraulic pump that will be smaller, lighter and more efficient than current technology. The Company has not had any significant revenue-producing operations.

The Company has created the CURA system to develop and market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA system will comprise the following capabilities:

●	real-time alertness monitoring using the myCadian watch,
●	panic button and man down system,
●	CURA software,
●	the Z-Coach wellness program and
●	exercise and nutrition modules.

Our goal with the Aegis hydraulic pump technology is to bring to the marketplace a revolutionary new concept in hydraulic pumps and motors that will be:

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

Management Plans As of June 30, 2016, we have cash on hand of $658,000, working capital of $443,0000, stockholders’ equity of $852,000 and an accumulated deficit of $73,266,000. During the first half of 2016 we raised $1,210,000 through the sale of our Series C-3 preferred stock in the offering described below. The proceeds from this private placement are being used to support the ongoing development and marketing of our core technologies and product initiatives.

On December 8, 2015, the Company commenced the offering of up to ten million shares of its Series C-3 Voting Convertible Preferred stock with an offering price of $0.25 per share in a private placement pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offering has been made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Company closed on the sale of $1,210,000 of the Series C-3 preferred stock during the first half of 2016 and has extended the C-3 offering through September 1, 2016. Under the terms of the offering, we may raise gross proceeds of up to an additional $1,290,000 from the sale of Series C-3 preferred stock. No assurance can be given that we will raise the maximum amount or any additional amount from the sale of our Series C-3 preferred stock before the offering expires.

Management will continue to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products. Management estimates that the 2016 cash needs, based on its current development and product plans, will be approximately $3.5 million. As of June 30, 2016, the Company had $658,000 in cash and cash equivalents which may not be sufficient to cover the Company’s future working capital requirements. The Company’s ability to fund its current and future commitments out of its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division and; (ii) decrease research and overhead expenses. If these and other factors are not met and if the Company cannot generate sufficient cash from its operations, the Company would need to raise additional funds in the future in order to fund its working capital needs and pursue its growth strategy. Although there can be no assurances, management believes that sources for these additional funds will be available through either current or future investors.

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

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 contained in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at June 30, 2016). As of June 30, 2016, each of the subsidiaries is non-operational. We are intending to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Inventories: Inventories are stated at the lower of cost or market with cost determined under the average cost method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. There was no provision for excess, obsolete or slow-moving inventory as of June 30, 2016.

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  The allowance for doubtful accounts was zero at June 30, 2016.

Software, Property and Equipment: Capitalized software, property and equipment are stated at cost. Estimated useful lives are as follows:

Software (in years)		3
Office equipment (in years)	5	-	7
Leasehold improvements	lesser of useful life or lease term

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and significant repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and amortization expense for the three months ended June 30, 2016 and 2015 amounted to $43,000 and $25,000, respectively. Depreciation and amortization expense for the six months ended June 30, 2016 and 2015 amounted to $84,000 and $58,000, respectively.

Whenever events or circumstances indicate, our long-lived assets including any intangible assets with finite useful lives, are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, impairment may be indicated. The carrying amount is compared to the estimated discounted cash flows and if there is an excess, such amount is recorded as impairment. During the three and six months ended June 30, 2016 and 2015, we recorded no impairment charges.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at June 30, 2016. The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximates their fair value due to their short maturity. The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

Revenue Recognition and Deferred Revenue: The Company began offering the Z-Coach aviation wellness program in the first quarter of 2016. The Z-Coach wellness program provides fatigue safety training over an annual subscription period of twelve months. The Z-Coach program allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. One customer accounted for 63% of total sales made during the six-month period ended June 30, 2016 and three other customers accounted for an aggregate of 25% of total sales during this period. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation and consulting services.

Patent costs for the three months ended June 30, 2016 and 2015 amounted to $7,000 and $9,000, respectively, and are included in general and administrative expenses. Patent costs for the six months ended June 30, 2016 and 2015 amounted to $24,000 and $47,000, respectively

Stock-based Compensation: FASB Accounting Standards Codification (“ASC”) 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values on the grant date. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with ASC 718-10.

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

Income Taxes: We account for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of June 30, 2016 and December 31, 2015, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At June 30, 2016 and 2015, we excluded 59,389,756 and 53,592,540 potential common shares, respectively, relating to convertible preferred stock, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at June 30, 2016 and 2015 as the conditions for their vesting are not time-based.

Recent Accounting Pronouncements:

FASB Accounting Pronouncements Related to Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

In May 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” extending the date of implementation of this guidance for public companies to reporting periods beginning after December 15, 2017.

In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers” to provide guidance on the topic of principal versus agent considerations.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers" to further clarify identifying performance obligations and licensing in Topic 606.

In May, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers” to addressed narrow-scope improvements and practical expedients relative to certain aspects of Topic 606.

These standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect recognized at the date of adoption (which includes additional footnote disclosures).

The Company continues to evaluate the impact of the adoption of FASB accounting pronouncements related to revenue from Contracts with Customers (Topic 606) and has not yet determined the method by which we will adopt these standards.

Other FASB Accounting Pronouncements

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

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases,” a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize in its balance sheet assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset will be recognized related to the right to use the underlying asset and a liability will be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and requires modified retrospective adoption, with early adoption permitted. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

NOTE 3 –CURA SOFTWARE

The Company has invested $363,000 in software for the CURA division. These assets are being amortized over an estimated useful life of 3 years. As of June 30, 2016 accumulated amortization of capitalized software was $89,000 resulting in a net book value of $274,000.

During the six months ended June 30, 2016, the Company recognized $48,000 in cost of revenue and $8,000 to general and administrative expenses for amortization of the CURA software. Future amortization expense is expected to be $58,000 in 2016, $118,000 in 2017, $84,000 in 2018 and $14,000 in 2019.

NOTE 4 –PROPERTY AND EQUIPMENT

At June 30, 2016 and December 31, 2015, property and equipment consist of the following:

	June 30, 2016	December 31, 2015
Office equipment	$243,000	$235,000
Shop equipment	226,000	226,000
Leasehold improvements	253,000	253,000
	722,000	714,000
Less accumulated depreciation	582,000	554,000
Net property and equipment	$140,000	$160,000

Depreciation expense for the three months ended June 30, 2016 and 2015 was $14,000 and $25,000 respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $28,000 and $58,000 respectively.

NOTE 5 — BUSINESS SEGMENTS

The Company operates in two divisions: the CURA division and the Aegis division. The CURA division is focused on the fatigue and wellness business and the Aegis division is currently developing unique applications in the power and hydraulic business. Information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2016 for each of the company’s business segments follows:

For the three months ended June 30, 2016	CURA	Aegis	Corporate	Total

Sales	$5,000	$-	$-	$5,000
Gross margin (loss)	$(29,000)	$-	$-	$(29,000)
Total costs and expenses	$470,000	$209,000	$366,000	$1,045,000
Loss from operations	$499,000	$209,000	$366,000	$1,074,000

Assets	$313,000	$97,000	$748,000	$1,158,000

Capital expenditures during the second quarter of 2016 for the CURA and Aegis segments were $12,000 and zero, respectively. During the second quarter of 2016, the Company recognized depreciation and amortization expense of $30,000 and $10,000 for the CURA and Aegis divisions, respectively. Depreciation expense not allocated to these business segments was $3,000 in the second quarter of 2016.

For the six months ended June 30, 2016	CURA	Aegis	Corporate	Total

Sales	$6,000	$-	$-	$6,000
Gross margin (loss)	$(51,000)	$-	$-	$(51,000)
Total costs and expenses	$917,000	$376,000	$668,000	$1,961,000
Loss from operations	$969,000	$376,000	$667,000	$2,012,000

Assets	$313,000	$97,000	$748,000	$1,158,000

Capital expenditures during the first half of 2016 for the CURA and Aegis segments were $27,000 and zero, respectively. During the first half of 2016, the Company recognized depreciation and amortization expense of $58,000 and $21,000 for the CURA and Aegis divisions, respectively. Depreciation expense not allocated to these business segments was $5,000 in the first half of 2016.

Information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2015 for each of the company’s business segments follows:

For the three months ended June 30, 2015	CURA	Aegis	Corporate	Total

Sales	$-	$-	$-	$-
Gross margin (loss)	$-	$-	$-	$-
Operating costs and expenses	$86,000	$228,000	$225,000	$539,000
Loss from operations	$86,000	$228,000	$225,000	$539,000

Assets	$-	$134,000	$2,895,000	$3,029,000

Capital expenditures during the second quarter of 2015 for the CURA or Aegis segments were zero and $13,000, respectively. During the second quarter of 2015, the Company recognized depreciation and amortization expense of zero and $17,000 for the CURA and Aegis divisions, respectively. Depreciation expense not allocated to these business segments was $8,000 in the second quarter of 2016.

For the six months ended June 30, 2015	CURA	Aegis	Corporate	Total

Sales	$-	$-	$-	$-
Gross margin (loss)	$-	$-	$-	$-

Operating costs and expenses	$138,000	$450,000	$531,000	$1,119,000
Loss from operations	$138,000	$450,000	$531,000	$1,119,000

Assets	$-	$134,000	$2,895,000	$3,029,000

Capital expenditures during the first half of 2015 for the CURA and Aegis segments were zero and $13,000, respectively. During the first half of 2015, the Company recognized depreciation and amortization expense of zero and $38,000 for the CURA and Aegis divisions, respectively. Depreciation expense not allocated to these business segments was $20,000 in the first half of 2015.

NOTE 6— NOTES PAYABLE

In 2015, we entered into a capital lease for a copy machine over a 5-year term, with a fair market value buyout option. The capitalized value of the lease was $8,900, and the monthly payment is $170 with an implicit interest rate of 5.3%. As of June 30, 2016 and December 31, 2015, the outstanding principal balance due on this lease agreement was $7,000.

NOTE 7 — PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

We did not issue any shares of common stock during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company issued 37,743 shares of common stock in connection with conversion notices received from a Series A convertible preferred shareholder. Included in this total are 21,380 shares of common stock issued in connection with these conversion notices and an additional 16,363 in common shares attributed to dividends earned on these underlying converted shares.

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

The holders of the Class A Preferred are entitled to receive cumulative preferential dividends in the amount of $.40 per share of Class A Preferred for each annual dividend period. Dividends payable on the Class A Preferred will be paid in cash out of any funds legally available for the payment of dividends or, in the discretion of the board, will be paid in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends. If dividends are paid in shares of Class A Preferred, such dividend shares are not entitled to accumulate additional dividends and themselves may be converted into the common stock of the Company on a one for one basis. Holders of Class A Preferred are permitted to request that dividends payable in Class A Preferred be immediately converted into shares of our common stock. At times, we may elect to settle the dividends through the issuance of common stock in lieu of cash. Accumulated and unpaid dividends on the Class A Preferred will not bear interest. Class A Preferred shares are also entitled to participate pro rata in dividends declared and/or distributions made with respect to all classes of our outstanding equity.  We may, in the absolute discretion of our board, redeem at any time and from time to time from any source of funds legally available any and all of the outstanding Class A Preferred at the redemption price of $4.00 per Class A Preferred, plus all unpaid accumulated dividends payable with respect to each Class A Preferred Share.

We did not convert any shares of preferred stock during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company issued 37,743 shares of common stock in connection with conversion notices received from Series A convertible preferred shareholders. Included in this total are 21,380 shares of common stock issued in connection with these conversion notices and an additional 16,363 in common shares attributed to dividends earned on these underlying converted shares.

At June 30 2016, there were 543,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 534,512 outstanding shares of Class A Preferred stock was $2,432,000 at June 30, 2016 and $2,325,000 at December 31, 2015.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was $2,432,000 and $2,325,000 at June 30 2016 and December 31, 2015, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

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

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. For the three and six months ended June 30, 2016 and 2015, we settled no Class B Preferred dividends.

At June 30, 2016 and December 31, 2015, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred was $370,000 and $353,000, respectively. In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders and our Class A Preferred shareholders, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $370,000 and $353,000 at June 30, 2016 and December 31, 2015, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

Cumulatively through June 30, 2016, Series C Preferred shareholders have converted no shares of Series C Preferred into common stock. At June 30, 2016 and December 31, 2015, there were 16,250,000 shares of Series C Preferred stock outstanding. The value of the Series C Preferred shareholders’ liquidation preference was $6,500,000 at June 30, 2016 and December 31, 2015.

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

Through June 30, 2016, Series C-2 Preferred shareholders have not converted any shares of Series C-2 Preferred into common stock. At June 30, 2016 and December 31, 2015, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at June 30, 2016 and December 31, 2015.

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

As of June 30, 2016, the Company has sold and issued a total of 4,838,000 shares of Series C-3 Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $1,210,000. Direct expenses of $5,000 pertaining to the transaction, consisting of external legal costs, were incurred, resulting in net proceeds of $1,205,000.

In conjunction with the issuance of the 4,838,000 shares of Series C-3 Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature, for the three and six months ended June 30, 2016, was $51,000, and $600,000 respectively, and is reflected in our condensed consolidated statements of operations as an adjustment to arrive at the net loss attributable to common stockholders.

NOTE 8 — STOCK OPTIONS

2016 Stock Option Plan   At the 2016 Annual Meeting the shareholders approved the 2016 Stock Option Plan (the “2016 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2016 Plan: non-qualified stock options and incentive stock options. No options have been granted under this plan as of June 30, 2016.

2011 Stock Option Plan In 2011, shareholders approved the 2011 Stock Option Plan (the “2011 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified stock options and incentive stock options.

Under the 2016 and 2011 Stock Option Plans, non-qualified stock options may be granted to our officers, directors, employees and outside consultants. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. In the case of non-qualified stock options, the exercise price may be less than the fair market value of our stock on the date of grant. Stock option grants to non-employees are revalued at each reporting date to reflect the compensation expense over the vesting period. In the case of incentive stock options, the exercise price may not be less than such fair market value and in the case of an employee who owns more than 10% of our common stock, the exercise price may not be less than 110% of such market price. Options generally are exercisable for ten years from the date of grant, except that the exercise period for an incentive stock option granted to an employee who owns more than 10% of our stock may not be greater than five years.

During the six months ended June 30, 2016, we granted a total of 322,000 stock options to existing employees and non-employee board members. These included 15,000 stock options granted to employees at an exercise price of $0.41 per share, exercisable for 10 years. These options vest in four tranches at a rate of 25% per year on each of the four anniversary dates from the date of grant. Also included in this total were 307,000 stock options to employees and to our non-employee board members to at an exercise price of $0.34 to $0.53 per share, exercisable for 10 years. This group of options will fully vest upon the trading price of the common stock of the Company reaching $5.00 per share.

As of June 30, 2016, there were 2,367,000 stock options outstanding under the 2011 Plan, 1,339,175 of which were vested. At June 30, 2016, there were 633,000 options remaining available for future grant under the 2011 Plan. During the three and six month periods ended June 30, 2016, 3,000 options were cancelled. No options were cancelled during the three and six month periods ended June 30, 2015. No options expired during the three and six month periods ended June 30, 2016 or 2015.

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

As of June 30, 2016, there were a total of 6,965,000 non-plan options outstanding, of which 4,815,000 were fully vested. In the six month periods ended June 30, 2016 and 2015, zero and 375,000, respectively of non-plan stock options were vested. During the six months ended June 30, 2016 and 2015, no non-plan stock options were cancelled, respectively. No non-plan stock options were exercised in the six months ended June 30, 2016 or 2015.

Summary   For the three months ended June 30, 2016 and 2015, compensation cost related to all stock options amounted to $46,000 and $42,000, respectively. For the six months ended June 30, 2016 and 2015, compensation cost related to all stock options amounted to $76,000 and $97,000, respectively. As of June 30, 2016, there was $272,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average 1.5 years.

The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2016 and 2015 was $0.44 and $0.20, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2016 and 2015 was $10,000 and $83,000, respectively.

The fair value of options granted during the six month periods ended June 30, 2016 and 2015 were measured on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016	2015
Expected Term (years)	5.1	6.6
Expected forfeiture rate	0.0%	0.0%
Risk-free rate	2.1%	2.1%
Volatility	132%	135%
Dividend yield	0.0%	0.0%

Included in the 2016 assumptions above is the impact of 307,000 stock options, that were granted under the 2011 Plan, that will vest based on certain market conditions, specifically these options will fully vest upon the first day the trading price of the common stock of the Company shall be $5.00 per share.

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the six months ended June 30, 2016:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at January 1, 2016	9,013,000	$.57	5.5	$33,000
Granted	322,000	.44
Exercised	-	-
Canceled or expired	(3,000)	.22

Outstanding at June 30, 2016	9,332,000	$.56	5.1	$1,284,000

Exercisable at June 30, 2016	6,154,875	$.66	4.8	$661,000

As of June 30, 2016, the exercise prices of all outstanding stock options ranged from $.20 per share to $5.00 per share.

NOTE 9 - WARRANTS

The following table summarizes the activity of the outstanding warrants as of June 30, 2016:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
		Exercise		Contractual	Intrinsic
	Shares	Price		Term	Value

Outstanding at January 1, 2016	3,315,000	$2.04	(A)	4.7 (B)
Granted	-
Expired	(12,250)	$0.01
Outstanding at June 30, 2016	3,302,750	$2.06	(A)	4.2 (D)	$375,000

Exercisable at June 30, 2016	2,690,000	$1.91	(D)	4.1 (C)	$375,000

(A)	The weighted average exercise price for warrants outstanding as of June 30, 2016 excludes 1,750,000 warrants with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of June 30, 2016 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of June 30, 2016 excludes 118,500 warrants with no expiration date.
(D)	The weighted average exercise price for warrants exercisable as of June 30, 2016 excludes 1,625,000 warrants with no determined exercise price.

NOTE 10 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership, with which one of our directors, is associated. In 2014 we extended our lease for a three-year renewal term through May 31, 2018. The current rental rate is $6,000 per month ($75,000 per annum) for the remainder of the current lease term. In addition, we are required to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. The lease agreement has a three-year renewal option that includes a 9% rate increase at the renewal period that includes the period from June 2018 through May 2021.  Rent expense for the six months ended June 30, 2016 and 2015 was $38,000 and $34,000, respectively. Future rent payments required under the extended lease term for the years ending December 31, 2016, 2017, and 2018 amount to $37,000, $75,000 and $31,000, respectively.

In December 2010, we executed a three-year consultant agreement with one of our directors to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. In December 2013, the agreement was automatically renewed for an additional three years through December 13, 2016. During the six month periods ended June 30, 2016 and 2015, we recorded no expense for services in relation to this agreement.

NOTE 11- SUBSEQUENT EVENTS

Series C-3 Preferred Stock

Subsequent to June 30, 2016, the Company received and accepted subscriptions totaling $85,000 (340,000 shares) of the Company’s Series C-3 Voting Convertible Preferred Stock (see note 7 above.)

Senior Convertible Promissory Notes and Warrants

Subsequent to June 30, 2016, the board of directors authorized the issuance of Senior Convertible Promissory Notes and Warrants to be sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering will be made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Company will offer up to $3 million in 6% senior convertible promissory notes with a five-year maturity. The conversion of the notes will be fixed at the date of the issuance of the notes at the lower of $0.25 per share of 60% of the market price as determined at the close of business on the date of the agreement. The investor will receive warrants to purchase an aggregate number of shares of the Company’s common stock to equal 10% of the number of shares issuable upon the conversion of the notes. The warrants will have a fixed exercise price determined at the lower of $0.25 per share of 60% of the market price as determined at the close of business on the date of the agreement. No notes had been issued as of the date of this filing.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 and the related condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 and the related condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Overall Business Strategy

CurAegis Technologies, Inc. (“CurAegis”, “the Company”) was incorporated as a New York business corporation on September 25, 1996 under the name Torvec, Inc. The Company’s name was changed from Torvec, Inc. to CurAegis Technologies, Inc. in June 2016 in connection with the establishment of its two business divisions. The CURA division is engaged in the fatigue management business and the Aegis division is engaged in the power and hydraulic business.

The Company develops and markets advanced technologies in the areas of power, safety and wellness. The Company is focused on the commercialization of a wellness and safety system (the CURA system and the myCadian guardian watch) and a uniquely designed hydraulic pump that will be smaller, lighter and more efficient than current technology. The Company has not had any significant revenue-producing operations.

The Company has created the CURA system to develop and market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA system will comprise the following capabilities:

●	real-time alertness monitoring using the myCadian watch,
●	panic button and man down system,
●	CURA software,
●	the Z-Coach wellness program and
●	exercise and nutrition modules.

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

Information regarding the Company and all of our inventions, including regular updates on technological and business developments, can be found on our website www.curaegis.com. The website and its contents are not incorporated by reference into this report.

CURA Division: the myCadian ™ watch, the CURA™ System, and Z-Coach™ e-learning

The Company’s CURA division is developing a proprietary technology and suite of products designed to (i) measure the decrease in a person’s alertness and (ii) to train individuals on how to improve alertness levels. The CURA system and the myCadian watch will enable the user and third parties to anticipate and avert undesired or disastrous situations caused by the degradation of alertness. With the information provided from the CURA software analytics, employees can work with Z-Coach, our proprietary sleep training and education solution, to correct sleep issues and improve overall wellness.

CurAegis Technologies has engaged a number of sleep study experts and neurologists to assist with the analysis and validation of our new technologies. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. Action taken upon a warning of a change in alertness will lead to a better and safer environment. The myCadian watch paired with the CURA software is designed to be a real time alertness and emergency monitoring system that addresses sleep and fatigue management solutions. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters.  The Company has filed for patent protection for these inventions.

The myCadian watch is a wearable device developed using physiological monitoring hardware and our proprietary CURA (Circadian User Risk Assessment) software and will detect a degradation of alertness in a user and reveal sleep and fatigue problems. The myCadian watch will contain an emergency notification function through the use of a panic button or in sensing a lack of motion which would generate a third party panic notification. The CURA system will include:

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

The Company is scheduled to receive delivery of our initial 1,000-unit order of the myCadian watches in the third quarter of 2016. Management is developing marketing and sales programs in support of beta trials also planned for the third quarter of 2016. The beta trials will include multiple industry instances in an active user program to compare and align the user experience with our product definitions and objectives.

The Company has invested in controlled clinical studies at the Sleep and Chronobiology Laboratory at the University of Colorado-Boulder using scientifically validated studies. We are now calibrating our proprietary technologies and algorithms to these studies. The Company has scheduled controlled studies, during the third quarter of 2016 at the University of Rochester Medical Center, to validate the accuracy of myCadian data.

The Z-Coach e-learning tool is a critical component of the CURA system and was originally created by highly respected fatigue management scientists. We acquired the Z-Coach e-learning tool in September 2015. Z-Coach learning topics include: Risks and Costs of Fatigue, Fundamentals of Sleep, Fatigue Mitigation and Countermeasures. Z-Coach participants gain an awareness of the dangers inherent in the lack of sleep and learn to utilize lifestyle tools to make changes to improve their health, mood, productivity and safety. The first of six Z-Coach e-learning modules, Z-Coach Aviation, has been designed for aviation professionals, from flight and ground crews, to scheduling, dispatch, administration and management. Z-Coach Aviation was first offered for sale in the first quarter of 2016.  During the second quarter of 2016, the Company completed the design and development of the Z-Coach Pro module which will be marketed to a broad range of organizations for fatigue learning and mitigation. The Company is currently developing Z-Coach modules tailored to the trucking and busing industry, to first responders, 911 operations and other municipal employee groups as well as to medical industries. These industry specific Z-Coach modules will be available later in 2016 and will be included in the launch of the CURA™ system and the myCadian™ watch.

Aegis Division: Hydraulic Pump

The development of our hydraulic pump has taken on added significance in light of U.S. government emissions regulations for off road diesel engines. To help achieve these standards, companies are attempting to run diesel engines, and their hydraulic pumps, at lower rotational speeds. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in rotational speed. Among other advantages, the Aegis hydraulic pump technology allows a larger displacement pump to fit into the same or smaller footprint than that of existing pumps. This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

Our goal with the Aegis hydraulic pump technology is to bring to the marketplace a revolutionary new concept in hydraulic pumps and motors that will be:

●	smaller and lighter than conventional pumps and motors,
●	more efficient,
●	as reliable,
●	price competitive, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

Since 2012, we have invested in software, test equipment and personnel to enhance our development efforts and began a redesign of the hydraulic pump to improve the overall performance while maintaining the advantages we have in size and weight. We have built our own testing facility, which would have otherwise taken place at a third party testing facility. Our engineer and design team has progressively made adjustments to the valve sealing design and each change has shown an improvement in the measured efficiency of the pump. We have filed for patent protection for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process.

In April 2016, the Company submitted the Aegis hydraulic pump for testing at the Fluid Power Institute at the Milwaukee School of Engineering (“MSOE”). The MSOE research laboratories provide custom in-depth testing, systems analysis solutions, and evaluations. The Aegis pump evaluated by MSOE was our test pump, not a production prototype, thus the tested unit was not completely optimized. The MSOE test results demonstrated that our pump can achieve the high speed and pressure levels needed and should result in greater efficiencies and power density than current axial piston hydraulic pumps in the market. We also believe the testing at MSOE confirmed our test stand accuracy and the mathematical models used in our design development. Our next steps will be to begin the manufacture of a production prototype in tandem with a potential customer thereby designing to a specific customer application. Management believes that the manufacture of a production prototype should be completed in 2017.

Three Month Periods Ended June 30, 2016 and 2015

The Company recorded $5,000 in revenue during the three-month period ended June 30, 2016. There was no revenue earned during the three months ended June 30, 2015. The Company began offering the Z-Coach aviation wellness program in February of 2016. The Z-Coach wellness program provides fatigue safety training over an annual subscription period of twelve months. This allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

During the three months ended June 30, 2016, we sold 174 Z-Coach aviation subscriptions to five customers resulting in total customer sales of $37,000 of which $5,000 was recognized as income during the quarter and $32,000 was reflected in deferred revenue. Deferred revenue will be recognized ratably as revenue over the subscription period as our performance obligations are satisfied.

The Company recorded $34,000 in cost of revenue during the three-month period ended June 30, 2016 from Z-Coach aviation subscriptions sold during the quarter. During this period, software amortization of $29,000 and hosting fees of $5,000 are reflected in cost of revenue. Software amortization reflected in cost of revenue is based upon the straight line amortization of the capitalized software over is estimated useful life of 36 months. The Company has engaged a third party to provide hosting of the Z-Coach on-line subscriptions for the twelve-month period from February 2016 through January 2017. The Company has paid $22,500 to this provider and is recognizing hosting expense as a product cost over the twelve-month contract period.

Research and development expenses for the three months ended June 30 2016 amounted to $474,000 as compared to $315,000 for the comparable period in 2015. Non-cash stock-based compensation expense attributable to stock options for the three months ended June 30, 2016 was $6,000, compared with $3,000 for the three months ended June 30, 2015. The increase in stock compensation expense reflects the grant of employee stock options in the second half of 2015 and the first half of 2016. Excluding the non-cash stock-based compensation expense, research and development expenses increased by $156,000 during the three-month period ended June 30, 2016 compared to the second quarter of 2015. The increased spending in 2016 is attributable to (i) outside consulting services in the technical developmental of the myCadian watch and CURA software, (ii) purchase of components and materials and (iii) an increase in engineering salaries and benefits.

General and administrative expense for the three months ended June 30, 2016 amounted to $571,000 compared to $224,000 for the comparable period in 2015. Non-cash stock-based compensation expense for the three months ended June 30, 2016 and 2015 was $39,000 in each period. Excluding the non-cash stock-based compensation expense, general and administrative expense for the second quarter of 2016 amounted to $532,000 compared to $185,000 in the comparable period in 2015. The increase of $347,000 of spending in the second quarter of 2016 is attributed to new hires during the second half of 2015 and the first half of 2016 and an increase in professional fees associated with business growth.

The loss from operations for the three-month period ended June 30, 2016 was $1,074,000, compared with a loss from operations in the comparable period in 2015 of $539,000. Other income reflects interest income earned on available cash on hand. During the three month period ended June 30, 2015, the Company recognized gains on the disposition of certain property and equipment no longer used in the business. Preferred stock dividends amounted to $62,000 and $64,000 in each of the quarters ended June 30, 2016 and 2015, respectively.

In conjunction with the issuance of the 360,000 shares of Series C-3 Preferred stock during the three months ended June 30, 2016, the Company valued the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature was $51,000, which was recorded in the second quarter of 2016 and is reflected in our condensed consolidated statements of operations for the period ended June 30, 2016 as an adjustment to arrive at the net loss attributable to common stockholders.

The net loss attributable to common stockholders for the three-month period ended June 30, 2016 was $1,186,000 as compared to a net loss attributable to common stockholders $578,000 for the three months ended June 30, 2015. The weighted average diluted common shares outstanding amounted to 45,797,000 and 45,754,000 for the three month periods ended June 30, 2016 and 2015, respectively. Basic and diluted loss per common share for the three month periods ended June 30, 2016 and 2015 were $0.03 and $0.01, respectively.

Six Month Periods Ended June 30, 2016 and 2015

The Company recorded $6,000 in revenue during the six-month period ended June 30, 2016. There was no revenue earned during the six months ended June 30, 2015. The Company began offering the Z-Coach aviation wellness program in February of 2016. The Z-Coach wellness program provides fatigue safety training over an annual subscription period of twelve months. This allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

During the first half of 2016, 218 Z-Coach aviation subscriptions were sold to thirteen customers resulting in total customer sales of $47,000 of which $6,000 was recognized as income during the quarter and $41,000 was reflected in deferred revenue. Deferred revenue will be recognized ratably as revenue over the subscription period as our performance obligations are satisfied.

The Company recorded $57,000 of cost of revenue during the six month periods ended June 30, 2016 related to Z-Coach aviation subscriptions. During the first half of 2016, software amortization of $48,000 and hosting fees of $9,000 are reflected in cost of revenue. Software amortization reflected in cost of revenue is based upon the straight line amortization of the capitalized software over is estimated useful life of 36 months. The Company has engaged a third party to provide hosting of the Z-Coach on-line subscriptions for the twelve-month period from February 2016 through January 2017. The Company has paid $22,500 to this provider and is recognizing hosting expense as a product cost over the twelve-month contract period.

Research and development expenses for the six months ended June 30, 2016 amounted to $966,000 as compared to $589,000 for the comparable period in 2015. Non-cash stock-based compensation expense attributable to stock options for the six months ended June 30, 2016 was $13,000, compared with $5,000 for the six months ended June 30, 2015. The increase in stock compensation expense reflects the grant of employee stock options in the first half of 2016. Excluding the non-cash stock-based compensation expense, research and development expenses increased by $369,000 during the six-month period ended June 30 2016 compared to the first half of 2015. The increased spending in 2016 is attributable to (i) outside consulting services in the technical developmental of the myCadian watch and CURA software, (ii) purchase of components and materials and (iii) an increase in engineering salaries and benefits during the second half of 2015 and the first half of 2016.

General and administrative expense for the six months ended June 30, 2016 amounted to $995,000 compared to $530,000 for the comparable period in 2015. Non-cash stock-based compensation expense for the six months ended June 30, 2016 was $63,000 compared to $92,000 for the six months ended June 30, 2015. The decrease in stock compensation expense reflects the vesting of certain grants made in January 2011 offset by expense recognized for options granted in the first half of 2016. Excluding the non-cash stock-based compensation expense, general and administrative expense for the first half of 2016 amounted to $932,000 compared to $438,000 in the comparable period in 2015. The increase of $494,000 of spending in the first half of 2016 is attributed to new hires during the second half of 2015 and the first half of 2016 and an increase in professional fees associated with business growth.

The loss from operations for the six-month period ended June 30, 2016 was $2,012,000, compared with a loss from operations in the comparable period in 2015 of $1,119,000. Other income reflects interest income earned on available cash on hand. During the six month period ended June 30, 2015, the Company recognized gains on the disposition of certain property and equipment no longer used in the business. Preferred stock dividends amounted to $124,000 and $128,000 in each of the six month periods ended June 30 2016 and 2015, respectively.

In conjunction with the issuance of the 4,838,000 shares of Series C-3 Preferred stock, the Company valued the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature was $600,000, which was recorded in the first half of 2016 and is reflected in our condensed consolidated statements of operations for the six-month period ended June 30, 2016 as an adjustment to arrive at the net loss attributable to common stockholders.

The net loss attributable to common stockholders for the six-month period ended June 301, 2016 was $2,734,000 as compared to a net loss attributable to common stockholders $1,219,000 for the six months ended June 30, 2015. The weighted average diluted common shares outstanding amounted to 45,797,000 and 45,754,000 for each of the six month periods ended June 30, 2016 and 2015, respectively. Basic and diluted loss per common share for the six month periods ended June 30, 2016 and 2015 were $0.06 and $0.03 respectively.

Liquidity and Capital Resources

As of June 30, 2016, cash and cash equivalents totaled $658,000, a net decrease of $583,000 from the beginning of the period. During the six months ended June 30, 2016, we used $1,752,000 of cash in operating activities. A net loss of $2,010,000 was adjusted for $160,000 in non-cash expenses for depreciation, amortization and stock-based compensation and $98,000 in changes in working capital components which resulted in $1,752,000 of cash used by operating activities. There was an increase in cash used in operations of $803,000 in 2016 over the comparable period in 2015 which was driven by the increase in the net loss in the current period. In 2015, the net loss of $1,091,000 was adjusted for $155,000 in non-cash expenses for depreciation, amortization and stock-based compensation, $18,000 of gains on asset dispositions, $20,000 of bad debt recovery and $25,000 in changes in components of working capital.

We invested $35,000 in capitalized software in the first half of 2016 compared to the investment of $8,000 in property and equipment in the first half of 2015.

During the six-month period ended June 30, 2015, we generated $1,204,000 from financing activities, resulting from the private placement sales of 4,838,000 shares of Series C-3 Voting Convertible Preferred Stock which generated gross proceeds of $1,210,000. Direct expenses of $5,000 of external legal costs were incurred in connection with this equity raise resulting in net proceeds of $1,205,000.

Current Cash Outlook

As of June 2016, we have cash on hand of $658,000, working capital of $443,000, stockholders’ equity of $852,000 and an accumulated deficit of $73,266,000. During the first half of 2016 we raised $1,210,000 through the sale of our Series C-3 preferred stock as described below. The proceeds from this private placement are being used to support the ongoing development and marketing of our core technologies and product initiatives.

On December 8, 2015, the Company commenced the offering of up to ten million shares of its Series C-3 Voting Convertible Preferred Shares in a private placement pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offering has been made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Company closed on the sale of $1,210,000 of the Company’s Series C-3 Voting Convertible Preferred Stock during the first half of 2016 and has extended the C-3 offering through September 1, 2016. Under the terms of the offering, we may raise gross proceeds of up to an additional $1,290,000 from the sale of Series C-3 preferred stock. No assurance can be given that we will raise the maximum amount or any additional amount from the sale of our Series C-3 preferred stock before the offering expires.

Management will continue to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products. Management estimates that the 2016 cash needs, based on its current development and product plans, will be approximately $3.5 million. As of June 30, 2016, the Company had $658,000 in cash and cash equivalents which may not be sufficient to cover the Company’s future working capital requirements. The Company’s ability to fund its current and future commitments out of its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division; and (ii) decrease research and overhead expenses. If these and other factors are not met and if the Company cannot generate sufficient cash from its operations, the Company would need to raise additional funds in the future in order to fund its working capital needs and pursue its growth strategy. Although there can be no assurances, management believes that sources for these additional funds will be available through either current or future investors.

Subsequent to June 30, 2016, the board of directors authorized the issuance of Senior Convertible Promissory Notes and Warrants to be sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering will be made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Company will offer up to $3 million in 6% senior convertible promissory notes with a five-year maturity. The conversion of the notes will be fixed at the date of the issuance of the notes at the lower of $0.25 per share of 60% of the market price as determined at the close of business on the date of the agreement. The investor will receive warrants to purchase an aggregate number of shares of the Company’s common stock to equal 10% of the number of shares issuable upon the conversion of the notes. The warrants will have a fixed exercise price determined at the lower of $0.25 per share of 60% of the market price as determined at the close of business on the date of the agreement. No notes had been issued as of the date of this filing. The sale of these notes and warrants will be dilutive to shareholders. We anticipate that this financing will close by the fourth quarter of 2016. No assurance can be given that we will raise the maximum amount or any amount from the proposed convertible note financing. The information set forth herein is neither an offer to sell nor a solicitation of an offer to buy any securities.

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

Income Taxes

We account for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of June 30, 2016 and December 31, 2015, there were no accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of June 30, 2016, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes to the risk factors facing the Company as disclosed in our Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between May 2 and June 30, 2016, the Company issued and sold a total of 360,000 shares of the Company’s Series C-3 Voting Convertible Preferred Stock to five purchasers at $.25 per share for gross proceeds of $90,000. The shares were offered and sold without registration under the Securities Act of 1933 in reliance upon Rule 506(c) of Regulation D under the Securities Act of 1933. All of the shares were purchased by “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933.

Subsequent to June 30, 2016, the Company issued and sold a total of 340,000 shares of the Company’s Series C-3 Voting Convertible Preferred Stock to four purchasers at $.25 per share for gross proceeds of $85,000. The shares were offered and sold without registration under the Securities Act of 1933 in reliance upon Rule 506(c) of Regulation D under the Securities Act of 1933. All of the shares were purchased by “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933.

Shares of the Series C-3 Voting Convertible Preferred Stock are convertible into shares of the Company’s common stock at the rate of one-to-one, subject to adjustment in some circumstances.

The shares were sold pursuant to an offering to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933of up to 10,000,000 shares of Series C-3 Voting Convertible Preferred Stock commenced on December 8, 2015 and disclosed in the in the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015. As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016, the Company has extended the offering and it is currently scheduled to expire at 5:00 p.m. eastern time on September 1, 2016. The shares of Series C-3 Voting Convertible Preferred Stock sold in the offering and the shares of common stock issuable upon their conversion are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933 and may not be offered for resale or resold or otherwise transferred except pursuant to a registration statement under the Securities Act of 1933 or an applicable exemption from registration requirements. The information set forth herein is neither an offer to sell, nor a solicitation of an offer to buy, any Series C-3 Voting Convertible Preferred Stock, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale is unlawful.

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

3.1	Certificate of Amendment of Certificate of Incorporation of Torvec, Inc. dated June 16, 2016

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certifications – CEO

31.2	Rule 13(a)-14(d)/15(d)-14(d) Certifications – CFO

32	Section 1350 Certifications

100	XBRL-related documents
None.

101

The following materials from CurAegis Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2016 and 2015 (ii) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS TECHNOLOGIES, INC., INC.

Dated: August 11, 2016	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

Dated: August 11, 2016	By:	/s/ Kathleen A. Browne
Kathleen A. Browne
Chief Financial and Accounting Officer