Form 10-Q
period 2016-09-30
CurAegis Technologies, Inc.
filed 2016-11-04
CIK 1063197

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 3, 2016
Common Stock, $0.01 par value	46,676,765

CURAEGIS TECHNOLOGIES, INC.

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	3

	Condensed Consolidated Statements of Operations – Three and Nine Month Periods Ended September 30, 2016 and 2015 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows – Nine Month Periods Ended September 30, 2016 and 2015 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURE PAGE		27

EXHIBITS

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,069,000	$1,241,000
Inventory	6,000	-
Prepaid expenses and other current assets	53,000	37,000

Total current assets	1,128,000	1,278,000

Software (net)	245,000	303,000
Property and equipment (net)	157,000	160,000
Total non-current assets	402,000	463,000

Total Assets	$1,530,000	$1,741,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$98,000	$84,000
Other current liabilities	185,000	67,000
Deferred revenue	14,000	-
Accrued interest	6,000	-
Capital lease obligation-current	2,000	1,000

Total current liabilities	305,000	152,000

Capital lease obligation-non-current	5,000	6,000
Senior convertible notes (net of discount)	20,000	-

Total Liabilities	330,000	158,000

Commitments and other matters (Note 11)	-	-

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
a) 16,250,000 Series C, voting, convertible, no dividend, shares issued and outstanding at September 30, 2016 and December 31, 2015: 16,250,000, respectively	162,000	162,000
b) 25,000,000 Series C-2, voting, convertible, no dividend, shares issued and outstanding at September 30, 2016 and December 31, 2015: 25,000,000, respectively	250,000	250,000
c) 10,000,000 Series C-3, voting, convertible, no dividend, shares issued and outstanding at September 30, 2016 and December 31, 2015: 5,282,000 and 0, respectively	53,000	-
d) 3,300,000 Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at September 30, 2016 and December 31, 2015: 543,221, respectively	5,000	5,000
e) 300,000 Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at September 30, 2016 and December 31, 2015: 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at September 30, 2016 and December 31, 2015: 46,556,765 and 45,796,765, respectively	465,000	458,000
Additional paid-in capital	74,477,000	71,963,000
Accumulated deficit	(74,213,000)	(71,256,000)

Total Stockholders' Equity	1,200,000	1,583,000

Total Liabilities and Stockholders' Equity	$1,530,000	$1,741,000

 See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Revenue	$14,000	$-	$20,000	$-
Cost of revenue	35,000	-	92,000	-
Gross Margin (Loss)	(21,000)	-	(72,000)	-

Costs and expenses:
Research and development:
R&D costs, excluding stock-based compensation	358,000	369,000	1,311,000	953,000
Stock-based compensation	7,000	2,000	20,000	7,000
Total research and development	365,000	371,000	1,331,000	960,000
General and administrative:
G&A costs, excluding stock-based compensation	523,000	283,000	1,455,000	721,000
Stock-based compensation	17,000	249,000	80,000	342,000
Total general and administrative	540,000	532,000	1,535,000	1,063,000

Total costs and expenses	905,000	903,000	2,866,000	2,023,000

Loss from operations	(926,000)	(903,000)	(2,938,000)	(2,023,000)

Interest expense	(20,000)	-	(20,000)	-
Other income (expense)	(1,000)	3,000	1,000	31,000
Total other income (expense)	(21,000)	3,000	(19,000)	31,000

Loss before income taxes	(947,000)	(900,000)	(2,957,000)	(1,992,000)

Income taxes	-	-	-	-

Net Loss	(947,000)	(900,000)	(2,957,000)	(1,992,000)

Preferred stock beneficial conversion feature	285,000	-	885,000	-
Preferred stock dividends	62,000	64,000	186,000	192,000

Net Loss attributable to common stockholders	$(1,294,000)	$(964,000)	$(4,028,000)	$(2,184,000)

Net Loss per common share attributable to stockholders
Basic and Diluted	$(0.03)	$(0.02)	$(0.09)	$(0.05)

Weighted average number of shares of common stock:
Basic and Diluted	46,108,000	45,754,000	45,901,000	45,754,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Cash flows from operating activities:
Net loss	$(2,957,000)	$(1,992,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129,000	85,000
Amortization of discount reported as interest	14,000	-
Stock-based compensation	100,000	348,000
Gain on disposition of fixed assets	-	(19,000)
Recovery of bad debt	-	(20,000)
Changes in:
Accounts receivable	-	20,000
Inventory	(6,000)	-
Prepaid expenses and other current assets	(16,000)	(25,000)
Deferred revenue	14,000	-
Accounts payable and other accrued expenses	137,000	75,000

Net cash used in operating activities	(2,585,000)	(1,528,000)

Cash flows from investing activities:
Purchase of software, property and equipment	(68,000)	(308,000)
Proceeds from sale of property and equipment	-	62,000

Net cash used in investing activities	(68,000)	(246,000)

Cash flows from financing activities:
Net proceeds from issuance of senior convertible note	983,000	-
Net proceeds from sales of preferred stock	1,498,000	-
Repayments of capital lease obligation	-	(4,000)

Net cash provided by (used in) financing activities	2,481,000	(4,000)

Net decrease in cash and cash equivalents	(172,000)	(1,778,000)

Cash and cash equivalents at beginning of period	1,241,000	3,724,000

Cash and cash equivalents at end of period	$1,069,000	$1,946,000

Supplemental Disclosures:

Debt discount related to warrants and beneficial conversion feature	$977,000	$-
Conversion of series C-3 preferred shares to common stock	$190,000	$-
Acquisition of equipment through capital lease	$-	$9,000

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

The Company develops and markets advanced technologies in the areas of power, safety and wellness. The Company is focused on the commercialization of a wellness and safety system (the CURA system and the myCadian watch) and a uniquely designed hydraulic pump that will be smaller, lighter and more efficient than current technology. The Company has not had any significant revenue-producing operations.

The Company has created the CURA system to market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA system consists of the following capabilities:

●	the myCadian watch and app,
●	real-time alertness monitoring,
●	the Group Wellness Index,
●	the Z-Coach wellness program and
●	a panic button and man-down system.

Our goal with the Aegis hydraulic pump technology is to bring to the marketplace a unique concept in hydraulic pumps and motors that will be:

●	smaller and lighter than conventional pumps and motors,
●	more efficient,
●	as reliable,
●	price competitive, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

It is important to note, regarding both the CURA and Aegis products, that the cycle time from the initiation of the sales process to revenue realization can be highly variable especially as a start-up entity. In addition to the activities to be undertaken to implement our plan of operations, we may expand and/or refocus our activities depending upon future circumstances and developments.

Management Plans As of September 30, 2016, we have cash on hand of $1,069,000, working capital of $823,000, stockholders’ equity of $1,200,000 and an accumulated deficit of $74,213,000. During the nine months ended September 30, 2016 we raised gross proceeds of $1,510,500 through the sale of our Series C-3 preferred stock and $995,000 through the issuance of 6% senior convertible notes and warrants. The proceeds from these private placements are being used to support the ongoing development and marketing of our core technologies and product initiatives.

On December 8, 2015, the Company commenced the offering of up to ten million shares of its Series C-3 Voting Convertible Preferred stock with an offering price of $0.25 per share in a private placement pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offering was made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The C-3 preferred stock offering expired on September 1, 2016.

On August 25, 2016 the Company commenced the sales of up to $3 million in 6% senior convertible notes and warrants in a private placement pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offering has been made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Company closed on the sale of $995,000 of the senior convertible notes and warrants during the three-month period ended September 30, 2016.

Management will continue to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products. Management estimates that the 2016 cash needs, based on its current development and product plans, will be approximately $3.7 million. As of September 30, 2016, the Company’s cash and cash equivalents on hand may not be sufficient to cover the Company’s future working capital requirements. The Company’s ability to fund its current and future commitments out of its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division and; (ii) decrease research and overhead expenses. If these and other factors are not met and if the Company cannot generate sufficient cash from its operations, the Company would need to raise additional funds in the future in order to fund its working capital needs and pursue its growth strategy. Although there can be no assurances, management believes that sources for these additional funds will be available through either current or future investors.

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

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at September 30, 2016). As of September 30, 2016, each of the subsidiaries is non-operational. The Company intends to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Reclassifications: Certain reclassifications may have been made to prior year balances to conform to the current year’s presentation.

Cash and Cash Equivalents: Cash and cash equivalents may include time deposits, certificates of deposit, and highly liquid debt instruments with original maturities of three months or less. We maintain cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts. We have a corporate credit card program through our primary financial institution, JPMorgan Chase Bank, N.A. In connection with this, the Company granted a security interest to the Bank in our premium commercial money market account to act as collateral for the activity within the corporate card program, up to $25,000.

Inventory: Inventory is stated at the lower of cost or market with cost determined under the average cost method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. There was no provision for excess, obsolete or slow-moving inventory as of September 30, 2016 and December 31, 2015.

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  The allowance for doubtful accounts was zero at September 30, 2016 and December 31, 2015.

Software, Property and Equipment: Capitalized software, property and equipment are stated at cost. Estimated useful lives are as follows:

Software (in years)		3
Office equipment (in years)	5	-	7
Leasehold improvements	lesser of useful life or lease term

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and significant repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and software amortization expense for the three months ended September 30, 2016 and 2015 amounted to $45,000 and $27,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2016 and 2015 amounted to $129,000 and $85,000, respectively.

Whenever events or circumstances indicate, our long-lived assets including any intangible assets with finite useful lives are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, impairment may be indicated. The carrying amount is compared to the estimated discounted cash flows and if there is an excess such amount is recorded as impairment. During the three and nine months ended September 30, 2016 and 2015, we recorded no impairment charges.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at September 30, 2016. The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximates their fair value due to their short maturity. The carrying amount of capital lease obligations approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

Revenue Recognition and Deferred Revenue: The Company began offering the Z-Coach aviation wellness program in the first quarter of 2016. The Z-Coach wellness program provides fatigue safety training over an annual subscription period of twelve months. The Z-Coach program allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. One customer accounted for 48% of total sales made during the nine-month period ended September 30, 2016 and four other customers accounted for an aggregate of 30% of total sales during this period. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

Research and Development and Patents: Research and development costs and patent expenses are charged to operations as incurred. Research and development includes personnel-related costs, materials and supplies, depreciation and consulting services.

Patent costs for the three months ended September 30, 2016 and 2015 amounted to $31,000 and $22,000, respectively, and are included in general and administrative expenses. Patent costs for the nine months ended September 30, 2016 and 2015 amounted to $55,000 and $69,000, respectively

Stock-based Compensation: FASB Accounting Standards Codification (“ASC”) 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values on the grant date. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with ASC 718-10.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of September 30, 2016 and December 31, 2015, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At September 30, 2016 and 2015, we excluded 60,268,000 and 54,172,000 potential common shares, respectively, relating to convertible preferred stock, convertible notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at September 30, 2016 and 2015 as the conditions for their vesting are not time-based.

Recent Accounting Pronouncements:

FASB Accounting Pronouncements Related to Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

Other FASB Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows: “Classification of Certain Cash Receipts and Cash Payments (topic 230).” There is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This pronouncement addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments- Credit Losses (Topic 326) “Measurement of Credit Losses on Financial Instruments.” The pronouncement affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets that have the contractual right to receive cash. This pronouncement will affect an entity to varying degrees depending on the credit quality of the assets held, their duration, and how the entity applies current GAAP. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

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

NOTE 3 –CURA SOFTWARE

The Company has invested $364,000 in software for the CURA division. These assets are being amortized over an estimated useful life of 3 years. As of September 30, 2016 accumulated amortization of capitalized software was $119,000 resulting in a net book value of $245,000.

During the nine months ended September 30, 2016, the Company recognized $77,000 in cost of revenue and $8,000 to general and administrative expenses for amortization of the CURA software. Future amortization expense is expected to be $29,000 in 2016, $118,000 in 2017, $84,000 in 2018 and $14,000 in 2019.

NOTE 4 –PROPERTY AND EQUIPMENT

At September 30, 2016 and December 31, 2015, property and equipment consist of the following:

	September 30, 2016	December 31, 2015
Office equipment	$253,000	$235,000
Shop equipment	248,000	226,000
Leasehold improvements	253,000	253,000
	754,000	714,000
Less accumulated depreciation	597,000	554,000
Net property and equipment	$157,000	$160,000

Depreciation expense for the three months ended September 30, 2016 and 2015 was $15,000 and $27,000 respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $43,000 and $85,000 respectively.

NOTE 5 — 6% SENIOR CONVERTIBLE NOTES AND WARRANTS

During the third quarter of 2016, the board of directors authorized the issuance of up to $3 million in 6% Senior Convertible Promissory Notes and Warrants (the “Convertible Notes”) in connection with the August 25, 2016 Securities Purchase Agreement (the “2016 SPA”).

The conversion rate of the notes has been fixed at $0.25 per share as determined at the close of business on August 25, 2016. The investors have been granted warrants to purchase an aggregate number of shares of common stock equal to 10% of the number of shares issuable upon the conversion of the notes. The notes have an annual interest rate of 6% and a five-year maturity. The warrants have a fixed exercise price of $0.25 and a ten-year term from the date of issuance. The notes will be offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering is available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933.

During the quarter ended September 30, 2016, the Company issued six Convertible Notes aggregating $995,000 pursuant to the 2016 SPA. In connection with the notes, the Company granted 398,000 warrants with an exercise price of $0.25 per share and 10 year terms. The Company incurred $12,000 in debt issuance costs in connection with the issuance of the Convertible Notes. In accordance with FASB ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30), these debt issuance costs have been presented as a direct deduction from the carrying amount of the Convertible Note liability and reflected as a component of debt discount which is amortized and included in interest expense over the five-year term of the Convertible Notes.

The Company allocated $990,000 of the Convertible Note proceeds to debt discount based on the computed fair value of the warrants issued, the beneficial conversion feature and the debt issuance costs. During the three months ended September 30, 2016 the Company recorded $20,000 in interest expense including amortization of debt discount of $14,000. As of September 30, 2016, the Convertible Notes had a face value of $995,000 and are presented net of unamortized debt discount of $975,000 related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $20,000. The 6% Convertible Notes could be converted into common stock with an underlying value of approximately $1,711,000 as of September 30, 2016 based on the trading price on September 30, 2016.

NOTE 6— CAPITAL LEASE OBLIGATION

In 2015, we entered into a capital lease for a copy machine with a 5-year term, including a fair market value buyout option. The capitalized value of the lease was $8,900, and the monthly payment is $170 with an implicit interest rate of 5.3%. As of September 30, 2016 and December 31, 2015, the outstanding principal balance due on this lease agreement was $7,000.

NOTE 7 — BUSINESS SEGMENTS

The Company operates in two divisions: the CURA division and the Aegis division. The CURA division is focused on the fatigue and wellness business and the Aegis division is currently developing unique applications in the power and hydraulic business. Information concerning the Company’s operations by reportable segment for the three and nine months ended September 30, 2016 for each of the company’s business segments follows:

For the three months ended September 30, 2016	CURA	Aegis	Corporate	Total

Sales	$14,000	$-	$-	$14,000
Gross margin (loss)	$(21,000)	$-	$-	$(21,000)
Total costs and expenses	$407,000	$136,000	$362,000	$905,000
Loss from operations	$428,000	$136,000	$362,000	$926,000

Assets	$289,000	$96,000	$1,145,000	$1,530,000

Capital expenditures during the third quarter of 2016 for the CURA and Aegis segments were $33,000 and zero, respectively. During the third quarter of 2016, the Company recognized depreciation and amortization expense of $32,000 and $10,000 for the CURA and Aegis divisions, respectively. Depreciation expense not allocated to these business segments was $3,000 in the third quarter of 2016.

For the nine months ended September 30, 2016	CURA	Aegis	Corporate	Total

Sales	$20,000	$-	$-	$20,000
Gross margin (loss)	$(72,000)	$-	$-	$(72,000)
Total costs and expenses	$1,324,000	$512,000	$1,030,000	$2,866,000
Loss from operations	$1,396,000	$512,000	$1,030,000	$2,938,000

Assets	$289,000	$96,000	$1,145,000	$1,530,000

Capital expenditures during the nine months ended September 30, 2016 for the CURA and Aegis segments were $60,000 and zero, respectively. The Company also invested $8,000 in capital expenditures attributed to the corporate segment during this period. During the nine months ended September 30, 2016, the Company recognized depreciation and amortization expense of $90,000 and $31,000 for the CURA and Aegis divisions, respectively. Depreciation expense not allocated to these business segments was $8,000 in the nine months ended September 30, 2016.

Information concerning the Company’s operations by reportable segment for the three and nine months ended September 30, 2015 for each of the company’s business segments follows:

For the three months ended September 30, 2015	CURA	Aegis	Corporate	Total

Sales	$-	$-	$-	$-
Gross margin (loss)	$-	$-	$-	$-
Operating costs and expenses	$201,000	$170,000	$532,000	$903,000
Loss from operations	$201,000	$170,000	$532,000	$903,000

Assets	$300,000	$144,000	$2,000,000	$2,444,000

Capital expenditures during the third quarter of 2015 for the CURA or Aegis segments were $300,000 and $0, respectively. During the third quarter of 2015, the Company recognized depreciation and amortization expense of $8,000 and $13,000 for the CURA and Aegis divisions, respectively. Depreciation expense not allocated to these business segments was $6,000 in the third quarter of 2015.

For the nine months ended September 30, 2015	CURA	Aegis	Corporate	Total

Sales	$-	$-	$-	$-
Gross margin (loss)	$-	$-	$-	$-

Operating costs and expenses	$339,000	$620,000	$1,064,000	$2,023,000
Loss from operations	$339,000	$620,000	$1,064000	$2,023,000

Assets	$300,000	$144,000	$2,000,000	$2,444,000

Capital expenditures during the nine months ended September 30, 2015 for the CURA and Aegis segments were $300,000 and $8,000, respectively. During the nine months ended September 30, 2015, the Company recognized depreciation and amortization expense of $8,000 and $51,000 for the CURA and Aegis divisions, respectively. Depreciation expense not allocated to these business segments was $26,000 in the nine months ended September 30, 2015.

NOTE 8— PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the nine months ended September 30, 2016 we issued 760,000 shares of common stock in connection with conversion notices received from several Series C-3 convertible preferred shareholders. During the nine months ended September 30, 2015, the Company issued 37,743 shares of common stock in connection with conversion notices received from a Series A convertible preferred shareholder. The Series A conversion include 21,380 shares of common stock issued in connection with these shares conversions and 16,363 in common shares attributed to dividends earned on the underlying converted shares.

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

During the nine months ended September 30, 2015, the Company issued 37,743 shares of common stock in connection with conversion notices received from a Series A convertible preferred shareholder. The Series A conversion include 21,380 shares of common stock issued in connection with these shares conversions and 16,363 in common shares attributed to dividends earned on the underlying converted shares.

At September 30, 2016, there were 543,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 534,512 outstanding shares of Class A Preferred stock was $2,485,000 at September 30, 2016 and $2,325,000 at December 31, 2015.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was $2,485,000 and $2,325,000 at September 30, 2016 and December 31, 2015, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

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

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. For the three and nine months ended September 30, 2016 and 2015, we settled no Class B Preferred dividends.

At September 30, 2016 and December 31, 2015, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred was $378,000 and $353,000, respectively. In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders and our Class A Preferred shareholders, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $378,000 and $353,000 at September 30, 2016 and December 31, 2015, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

Cumulatively through September 30, 2016, Series C Preferred shareholders have converted no shares of Series C Preferred into common stock. At September 30, 2016 and December 31, 2015, there were 16,250,000 shares of Series C Preferred stock outstanding. The value of the Series C Preferred shareholders’ liquidation preference was $6,500,000 at September 30, 2016 and December 31, 2015.

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

Through September 30, 2016, Series C-2 Preferred shareholders have not converted any shares of Series C-2 Preferred into common stock. At September 30, 2016 and December 31, 2015, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at September 30, 2016 and December 31, 2015.

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

As of September 30, 2016, the Company has sold and issued a total of 6,042,000 shares of Series C-3 Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $1,510,500. Direct expenses of $12,000 pertaining to the transaction, consisting of external legal costs, were incurred, resulting in net proceeds of $1,498,000.

In conjunction with the issuance of the Series C-3 Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature, for the three and nine months ended September 30, 2016, was $285,000, and $885,000 respectively, and is reflected in our condensed consolidated statements of operations as an adjustment to arrive at the net loss attributable to common stockholders.

During the nine months ended September 30, 2016 we issued 760,000 shares of common stock in connection with conversion notices received from several Series C-3 convertible preferred shareholders.

NOTE 9 — STOCK OPTIONS

2016 Stock Option Plan   At the 2016 Annual Meeting the shareholders approved the 2016 Stock Option Plan (the “2016 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2016 Plan: non-qualified stock options and incentive stock options. No options have been granted under this plan as of September 30, 2016.

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

During the nine months ended September 30, 2016, we granted a total of 347,000 stock options to existing employees and non-employee board members. These included 20,000 stock options granted to employees at an exercise prices ranging from $0.41 to $0.46 per share, exercisable for 10 years. These options vest in four tranches at a rate of 25% per year on each of the four anniversary dates from the date of grant. Also included in this total were 327,000 stock options to employees and to our non-employee board members to at an exercise price of $0.34 to $0.53 per share, exercisable for 10 years. This group of options will fully vest upon the trading price of the common stock of the Company reaching $5.00 per share.

As of September 30, 2016, there were 2,392,000 stock options outstanding under the 2011 Plan, 1,415,000 of which were vested. At September 30, 2016, there were 608,000 options remaining available for future grant under the 2011 Plan. During nine-month period ended September 30, 2016, 3,000 options were cancelled. No options were cancelled during the three and nine month periods ended September 30, 2015. During the three and nine month periods ended September 30, 2016 and 2015, zero and 3,000 options respectively, were cancelled and no options expired.

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

As of September 30, 2016, there were a total of 6,965,000 non-plan options outstanding, of which 4,815,000 were fully vested. In the nine month periods ended September 30, 2016 and 2015, zero non-plan stock options were vested. During the nine months ended September 30, 2016 and 2015, no non-plan stock options were cancelled, respectively. No non-plan stock options were exercised in the nine months ended September 30, 2016 or 2015.

Summary   For the three months ended September 30, 2016 and 2015, compensation cost related to all stock options amounted to $24,000 and $251,000, respectively. For the nine months ended September 30, 2016 and 2015, compensation cost related to all stock options amounted to $100,000 and $349,000, respectively. As of September 30, 2016, there was $222,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average 1.5 years.

The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2016 and 2015 was $0.44 and $0.53, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2016 and 2015 was $39,000 and $861,000, respectively.

The fair value of options granted during the nine month periods ended September 30, 2016 and 2015 were measured on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016	2015
Expected Term (years)	5.1	5.0	-	6.5
Expected forfeiture rate	0.0%		0.0%
Risk-free rate	2.0%	1.5	-	2.0%
Volatility	132%	130	-	135%
Dividend yield	0.0%		0.0%

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

The following summarizes the activity of all of our outstanding stock options for the nine months ended September 30, 2016:

			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2016	9,013,000	$.57	5.5	$33,000
Granted	347,000	.44
Exercised	-	-
Canceled or expired	(3,000)	.22

Outstanding at September 30, 2016	9,357,000	$.56	4.9	$446,000

Exercisable at September 30, 2016	6,230,000	$.66	4.6	$218,000

As of September 30, 2016, the exercise prices of all outstanding stock options ranged from $.20 per share to $5.00 per share.

NOTE 10 - WARRANTS

The following table summarizes the activity of the outstanding warrants as of September 30, 2016:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
		Exercise		Contractual	Intrinsic
	Shares	Price		Term	Value

Outstanding at January 1, 2016	3,315,000	$2.04	(A)	4.7 (B)
Granted	398,000	$0.25
Expired	(16,500)	$0.01
Outstanding at September 30, 2016	3,696,500	$1.69	(A)	4.8 (D)	$95,000

Exercisable at September 30, 2016	2,690,000	$1.59	(D)	4.6 (C)	$375,000

(A)	The weighted average exercise price for warrants outstanding as of September 30, 2016 excludes 1,750,000 warrants with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of September 30, 2016 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of September 30, 2016 excludes 118,500 warrants with no expiration date.
(D)	The weighted average exercise price for warrants exercisable as of September 30, 2016 excludes 1,625,000 warrants with no determined exercise price.

NOTE 11 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

During the three months and nine months ended September 30, 2016, we sold and issued $600,000 of Senior convertible notes and warrants in a private placement transaction, to two members of our board of directors. (See Note 5).

During the nine months ended September 30, 2016, we sold and issued a total of 1,990,000 shares of our Series C-3 voting convertible preferred stock in a private placement transaction, generating gross proceeds of $497,500 to seven members of our board of directors and one executive officer. No Series C-3 preferred shares were issued to related parties in the quarter ended September 30, 2016. (See Note 8).

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership, with which one of our directors, is associated. In 2014 we extended our lease for a three-year renewal term through May 31, 2018. The current rental rate is $6,000 per month ($75,000 per annum) for the remainder of the current lease term. In addition, we are required to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. The lease agreement has a three-year renewal option that includes a 9% rate increase at the renewal period that includes the period from September 2018 through May 2021.  Rent expense for the three months ended September 30, 2016 and 2015 was $19,000 and $18,000, respectively. Rent expense for the nine months ended September 30, 2016 and 2015 was $56,000 and $53,000, respectively. Future rent payments required under the extended lease term for the years ending December 31, 2016, 2017, and 2018 amount to $19,000, $75,000 and $31,000, respectively.

In December 2010, we executed a three-year consultant agreement with one of our directors to provide consulting services to us at a rate of $200 per hour. Pursuant to the agreement, we also agreed to pay the consultant an incentive fee equal to $10,000 or proportionate part thereof for each $1,000,000 of revenue or proportionate part thereof actually received by us for a period of five years, provided the definitive agreement with the third party results from the material efforts of the consultant. In December 2013, the agreement was automatically renewed for an additional three years through December 13, 2016. During the three and nine month periods ended September 30, 2016 and 2015, we recorded no expense for services in relation to this agreement.

NOTE 12- SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company issued 120,000 shares of common stock in connection with a conversion notice received from a Series C3 convertible preferred shareholder.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Overall Business Strategy

CurAegis Technologies, Inc. (“CurAegis”, “the Company”) was incorporated as a New York business corporation on September 25, 1996 under the name Torvec, Inc. The Company’s name was changed from Torvec, Inc. to CurAegis Technologies, Inc. in June 2016 in connection with the establishment of its two business divisions. The CURA division is engaged in the fatigue management business, and the Aegis division is engaged in the power and hydraulic business.

The Company develops and markets advanced technologies in the areas of power, safety and wellness. The Company is focused on the commercialization of a wellness and safety system (the CURA system and the myCadian watch) and a uniquely designed hydraulic pump that will be smaller, lighter and more efficient than current technology. The Company has not had any significant revenue-producing operations.

The Company has created the CURA system to develop and market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA system will comprise the following:

●	real-time alertness monitoring using the myCadian watch,
●	panic button and man down system,
●	CURA software,
●	the Z-Coach wellness program and
●	exercise and nutrition modules.

The Aegis hydraulic pump is an innovative hydraulic design, the goal of which is to deliver better efficiencies in a package that is smaller and lighter than existing technologies.

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

CURA Division: the CURA™ System

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

CurAegis has engaged a number of sleep study experts and neurologists to assist with the analysis and validation of our new technologies. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. Action taken upon a warning of a change in alertness will lead to a better and safer environment. The myCadian watch paired with the CURA software is designed to be a real time alertness and emergency monitoring system that addresses sleep and fatigue management solutions. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters.  The Company has filed for patent protection for these inventions.

The myCadian watch is a wearable device developed using physiological monitoring hardware and our proprietary CURA (Circadian User Risk Assessment) software and is designed to detect a degradation of alertness in a user and reveal sleep and fatigue problems. The myCadian watch will contain an emergency notification function through the use of a panic button or in sensing a lack of motion would generate a third party panic notification. The CURA system will include:

●	a proprietary tool that combines signal processing and pattern recognition to guide users and third parties about the alertness of the wearer,
●	a risk assessment that identifies the degradation of alertness potentially affecting the wearer’s ability to perform tasks,
●	a comprehensive assessment for wellness, alertness and sleep,
●	real-time reporting that distills complex data into actionable information on mobile and desktop platforms,
●	predictive reporting for a user to take action when alertness begins to wane - before fatigue becomes dangerous,
●	flexible settings to provide employers a customized tool within existing safety definitions and to create protocols for a unique environment and
●	pricing that makes it affordable across a broad based workforce.

Management is developing marketing and sales programs in support of beta trials planned for the fourth quarter of 2016. The beta trials will include multiple industry instances in an active user program to compare and align the user experience with our product definitions and objectives.

The Company has invested in controlled clinical studies at the Sleep and Chronobiology Laboratory at the University of Colorado-Boulder using scientifically validated studies. We have calibrated our proprietary technologies and algorithms to these studies. The Company is currently completing controlled studies at the University of Rochester Medical Center to validate the accuracy of myCadian data.

The Z-Coach e-learning tool is a critical component of the CURA system and was originally created by highly respected fatigue management scientists. We acquired the Z-Coach e-learning tool in September 2015. Z-Coach learning topics include: Risks and Costs of Fatigue, Fundamentals of Sleep, Fatigue Mitigation and Countermeasures. Z-Coach participants gain an awareness of the dangers inherent in the lack of sleep and learn to utilize lifestyle tools to make changes to improve their health, mood, productivity and safety. The first Z-Coach e-learning module, Z-Coach Aviation, has been designed for aviation professionals, from flight and ground crews, to scheduling, dispatch, administration and management. Z-Coach Aviation was first offered for sale in the first quarter of 2016.  During the third quarter of 2016, the Company completed the design and development of the Z-Coach Pro module which will be marketed to a broad range of organizations for fatigue learning and mitigation. The Company is currently developing Z-Coach modules tailored to the trucking and busing industry, to first responders, 911 operations and other municipal employee groups as well as to medical industries. These industry-specific Z-Coach modules will be included in the launch of the CURA™ system and the myCadian™ watch.

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

Since 2012, we have invested in software, test equipment and personnel to enhance our development efforts and begun a redesign of the hydraulic pump to improve the overall performance while maintaining the advantages we have in size and weight. We have built our own testing facility, which would have otherwise taken place at a third party testing facility. Our engineer and design team has progressively made adjustments to the valve sealing design and each change has resulted in an improvement in the measured efficiency of the pump. We have filed for patent protection for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process.

In the second quarter of 2016, the Company submitted the Aegis hydraulic pump for testing at the Fluid Power Institute at the Milwaukee School of Engineering (“MSOE”). The MSOE research laboratories provide custom in-depth testing, systems analysis solutions, and evaluations. The Aegis pump evaluated by MSOE was our test pump, not a production prototype, thus the tested unit was not completely optimized. The MSOE test results demonstrated that our pump can achieve the high speed and pressure levels needed and should result in greater efficiencies and power density than current axial piston hydraulic pumps in the market. We also believe the testing at MSOE confirmed our test stand accuracy and the mathematical models used in our design development. Our next steps will be to begin the manufacture of a production prototype in tandem with a potential customer thereby designing to a specific customer application. Management believes that the manufacture of a production prototype should be completed in 2017.

Three Month Periods Ended September 30, 2016 and 2015

The Company recorded $14,000 in revenue during the three-month period ended September 30, 2016. There was no revenue earned during the three months ended September 30, 2015. The Company began offering the Z-Coach aviation wellness program in February of 2016. The Z-Coach wellness program provides fatigue safety training over an annual subscription period of twelve months. This allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

During the three months ended September 30, 2016, we sold fifty-eight Z-Coach aviation subscriptions to four customers resulting in total customer sales of $12,000. In anticipation of the launch of the CURA system, the Company reduced the price of the Z-Coach subscription fees effective October 1, 2016. In connection with this pricing strategy, customers that are still within their initial subscription year will receive a credit against future purchases of Z-Coach or the CURA system measured at this lower pro-rated price. During the third quarter of 2016, the Company reclassified $26,000 from deferred revenue to other current liabilities in connection with this sales strategy. As of September 30, 2016, the Company has deferred revenue of $14,000 attributed to Z-Coach subscription revenue that will be recognized ratably over the next twelve months as our performance obligations are satisfied.

The Company recorded $35,000 in cost of revenue during the three-month period ended September 30, 2016 attributed to the Z-Coach subscriptions reflecting software amortization of $30,000 and hosting fees of $6,000. Software amortization reflected in cost of revenue is based upon the straight line amortization of the capitalized software over is estimated useful life of 36 months. The Company has engaged a third party to provide hosting of the Z-Coach on-line subscriptions for the twelve-month period from February 2016 through January 2017. The Company has paid $22,500 to this provider and is recognizing hosting expense as a product cost over the twelve-month contract period.

Research and development expenses for the three months ended September 30, 2016 amounted to $365,000 as compared to $371,000 for the comparable period in 2015. Non-cash stock-based compensation expense attributable to stock options for the three months ended September 30, 2016 was $7,000, compared with $2,000 for the three months ended September 30, 2015. The increase in stock compensation expense reflects new grants of employee stock options in 2015 and 2016. Excluding the non-cash stock-based compensation expense, research and development expenses decreased by $11,000 for the three-month period ended September 30, 2016 compared to the third quarter of 2015. The CURA spending in 2016 is primarily from investments in (i) outside consulting services in the technical developmental of the myCadian watch and CURA software, (ii) purchase of components and materials and (iii) engineering salaries and benefits.

General and administrative expense for the three months ended September 30, 2016 amounted to $540,000 compared to $532,000 for the comparable period in 2015. Non-cash stock-based compensation expense for the three month periods ended September 30, 2016 and September 30, 2015 was $17,000 and $ 249,000, respectively. Excluding the non-cash stock-based compensation expense, general and administrative expense for the third quarter of 2016 amounted to $523,000 compared to $283,000 in the comparable period in 2015. The increase of $240,000 of spending in 2016 is attributed to new hires and an increase in professional fees associated with business growth.

The loss from operations for the three-month period ended September 30, 2016 was $926,000, compared with a loss from operations in the comparable period in 2015 of $903,000. Other income (expense) reflects interest expense accrued on the newly issued 6% convertible notes issued in August 2016. During the three-month period ended September 30, 2015, the Company recognized gains on the disposition of certain property and equipment no longer used in the business. Preferred stock dividends amounted to $62,000 and $64,000 in each of the quarters ended September 30, 2016 and 2015, respectively.

In connection with the issuance of the 1,204,000 shares of Series C-3 Preferred stock during the three months ended September 30, 2016, the Company valued the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature was $285,000, which was recorded in the third quarter of 2016 and is reflected in our condensed consolidated statements of operations for the period ended September 30, 2016 as an adjustment to arrive at the net loss attributable to common stockholders.

The net loss attributable to common stockholders for the three-month period ended September 30, 2016 was $1,294,000 as compared to a net loss attributable to common stockholders $964,000 for the three months ended September 30, 2015. The weighted average diluted common shares outstanding amounted to 46,108,000 and 45,754,000 for the three month periods ended September 30, 2016 and 2015, respectively. Basic and diluted loss per common share for the three month periods ended September 30, 2016 and 2015 were $0.03 and $0.02, respectively.

Nine Month Periods Ended September 30, 2016 and 2015

The Company recorded $20,000 in revenue during the nine-month period ended September 30, 2016. There was no revenue earned during the nine months ended September 30, 2015. The Company began offering the Z-Coach aviation wellness program in February of 2016. The Z-Coach wellness program provides fatigue safety training over an annual subscription period of twelve months. This allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

During the nine months ended September 30, 2016, two hundred and seventy-six Z-Coach aviation subscriptions were sold to twelve customers resulting in total customer sales of $59,000 of which $20,000 has been recognized as income year to date. In anticipation of the launch of the CURA system, the Company reduced the price of the Z-Coach subscription fees effective October 1, 2016. In connection with this pricing strategy, customers that are still within their initial subscription year will receive a credit against future purchases of Z-Coach or the CURA system measured at this lower pro-rated price. During the third quarter of 2016, the Company reclassified $26,000 from deferred revenue to other current liabilities in connection with this sales strategy. As of September 30, 2016, the Company has deferred revenue of $14,000 attributed to Z-Coach subscription revenue that will be recognized ratably over the next twelve months as our performance obligations are satisfied.

The Company recorded $92,000 of cost of revenue during the nine month periods ended September 30, 2016 related to Z-Coach aviation subscriptions. During the nine months ended September 30, 2016, software amortization of $77,000 and hosting fees of $15,000 are reflected in cost of revenue. Software amortization is based upon the straight line amortization of the capitalized software over is estimated useful life of 36 months. The Company has engaged a third party to provide hosting of the Z-Coach on-line subscriptions for the twelve-month period from February 2016 through January 2017. The Company has paid $22,500 to this provider and is recognizing hosting expense as a product cost over the twelve-month contract period.

Research and development expenses for the nine months ended September 30, 2016 amounted to $1,331,000 as compared to $960,000 for the comparable period in 2015. Non-cash stock-based compensation expense attributable to stock options for the nine months ended September 30, 2016 was $20,000, compared with $7,000 for the nine months ended September 30, 2015. The increase in stock compensation expense reflects the grant of employee stock options in the nine months ended September 30, 2016. Excluding the non-cash stock-based compensation expense, research and development expenses increased by $358,000 for the nine-month period ended September 30, 2016 compared to the comparable period in 2015. The increased spending in 2016 is attributable to (i) outside consulting services in the technical developmental of the myCadian watch and CURA software, (ii) purchase of components and materials and (iii) an increase in engineering salaries and benefits during the third half of 2015 and the first half of 2016.

General and administrative expense for the nine months ended September 30, 2016 amounted to $1,535,000 compared to $1,063,000 for the comparable period in 2015. Non-cash stock-based compensation expense for the nine months ended September 30, 2016 was $80,000 compared to $342,000 for the nine months ended September 30, 2015. The decrease in stock compensation expense reflects the vesting of certain grants made in the third quarter of 2015. Excluding the non-cash stock-based compensation expense, general and administrative expense for the nine months ended September 30, 2016 amounted to $1,455,000 compared to $721,000 in the comparable period in 2015. The increase of $734,000 of spending in 2016 is attributed to new hires during 2015 and the first half of 2016 and an increase in professional fees associated with business growth.

The loss from operations for the nine-month period ended September 30, 2016 was $2,938,000, compared with a loss from operations in the comparable period in 2015 of $2,023,000. Other income (expense) reflects interest expense accrued on the newly issued 6% convertible notes issued in August 2016. During the nine-month period ended September 30, 2015, the Company recognized gains on the disposition of certain property and equipment no longer used in the business. Preferred stock dividends amounted to $186,000 and $192,000 in each of the nine month periods ended September 30, 2016 and 2015, respectively.

In connection with the issuance of the 6,042,000 shares of Series C-3 Preferred stock, the Company valued the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature was $885,000, and is reflected in our condensed consolidated statements of operations for the nine-month period ended September 30, 2016 as an adjustment to arrive at the net loss attributable to common stockholders.

The net loss attributable to common stockholders for the nine-month period ended September 30, 2016 was $4,028,000 as compared to a net loss attributable to common stockholders $2,184,000 for the nine months ended September 30, 2015. The weighted average diluted common shares outstanding amounted to 45,901,000 and 45,754,000 for each of the nine month periods ended September 30, 2016 and 2015, respectively. Basic and diluted loss per common share for the nine month periods ended September 30, 2016 and 2015 were $0.09 and $0.05 respectively.

Liquidity and Capital Resources

As of September 30, 2016, cash and cash equivalents totaled $1,069,000, a net decrease of $172,000 from the beginning of the period. During the nine months ended September 30, 2016, we used $2,585,000 of cash in operating activities. A net loss of $2,957,000 was adjusted for $243,000 in non-cash expenses for depreciation, amortization and stock-based compensation and $129,000 in changes in working capital components which resulted in $2,585,000 of cash used by operating activities. The increase in cash used in operations of $1,057,000 in 2016 over the comparable period in 2015 was driven by the increase in the net loss in the current period. In 2015, the net loss of $1,992,000 was adjusted for $433,000 in non-cash expenses for depreciation, amortization and stock-based compensation, $19,000 of gains on asset dispositions, $20,000 of bad debt recovery and $70,000 in changes in components of working capital.

We invested $68,000 in capitalized software and property and equipment in the nine months ended September 30, 2016 compared to the investment of $246,000 in the nine months ended September 30, 2015. The 2015 investments included $308,000 for the purchase of the Z-Coach fatigue management software offset by $62,000 in proceeds from the sales of fixed assets.

During the nine months ended September 30, 2016, the Company generated $2,481,000 in cash from financing activities. Net proceeds of $983,000 was generated from the issuance of the 6% senior convertible notes and $1,498,000 in net proceeds were generated from the issuance of the Series C-3 convertible preferred shares. During the nine-month period ended September 30, 2015, we used $4,000 in cash in the repayment on outstanding capital lease obligation.

Current Cash Outlook

Plans As of September 30, 2016, we have cash on hand of $1,069,000, working capital of $823,000, stockholders’ equity of $1,200,000 and an accumulated deficit of $74,213,000. During the nine months ended September 30, 2016 we raised $1,510,500 through the sale of our Series C-3 preferred stock and $995,000 through the issuance of 6% senior convertible notes and warrants. The proceeds from these private placements are being used to support the ongoing development and marketing of our core technologies and product initiatives.

On December 8, 2015, the Company commenced the offering of up to ten million shares of its Series C-3 Voting Convertible Preferred stock with an offering price of $0.25 per share in a private placement pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offering was made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The C-3 preferred stock offering expired on September 1, 2016.

On August 25, 2016 the Company commenced the sales of up to $3 million in senior convertible notes and warrants in a private placement pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offering has been made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Company closed on the sale of $995,000 of the senior convertible notes and warrants during the three-month period ended September 30, 2016.

Management will continue to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products. Management estimates that the 2016 cash needs, based on its current development and product plans, will be approximately $3.7 million. As of September 30, 2016, the Company’s cash and cash equivalents on hand may not be sufficient to cover the Company’s future working capital requirements. The Company’s ability to fund its current and future commitments out of its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division and; (ii) decrease research and overhead expenses. If these and other factors are not met and if the Company cannot generate sufficient cash from its operations, the Company would need to raise additional funds in the future in order to fund its working capital needs and pursue its growth strategy. Although there can be no assurances, management believes that sources for these additional funds will be available through either current or future investors.

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

Critical Accounting Policies

Revenue Recognition

The Company began offering the Z-Coach aviation wellness program in the first quarter of 2016. The Z-Coach wellness program provides fatigue safety training over an annual subscription period of twelve months. The Z-Coach program allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription, and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of September 30, 2016 and December 31, 2015, there were no accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of September 30, 2016, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes to the risk factors facing the Company as disclosed in our Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between August 25, 2016 and August 30, 2016, the Company issued and sold a total of $995,000 of the Company’s 6% Senior Convertible Notes and warrants to six purchasers. The convertible notes were offered and sold without registration under the Securities Act of 1933 pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offering has been made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933.

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

10.1	Securities Purchase Agreement between CurAegis Technologies, Inc. and the investors listed therein, dated August 25, 2016 (incorporated by reference to Exhibit 4.1 to CurAegis Technologies, Inc.'s Current Report on Form 8-K, dated August 25, 2016, and filed with the Securities and Exchange Commission on August 31, 2016).

10.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.2 to CurAegis Technologies, Inc.'s Current Report on Form 8-K, dated August 25, 2016, and filed with the Securities and Exchange Commission on August 31, 2016).

10.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to CurAegis Technologies, Inc.'s Current Report on Form 8-K, dated August 25, 2016, and filed with the Securities and Exchange Commission on August 31, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certifications – CEO

31.2	Rule 13a-14/15d-14 Certifications – CFO

32	Section 1350 Certifications

100	XBRL-related documents
None.

101

The following materials from CurAegis Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2016 and 2015 (ii) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS TECHNOLOGIES, INC.

Dated: November 4, 2016	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

Dated: November 4, 2016	By:	/s/ Kathleen A. Browne
Kathleen A. Browne
Chief Financial and Accounting Officer