Form 10-K
period 2016-12-31
CurAegis Technologies, Inc.
filed 2017-03-20
CIK 1063197

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended DECEMBER 31, 2016

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission file number 000-24455

CURAEGIS TECHNOLOGIES, INC.

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $19,866,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 17, 2017: 47,369,265.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the 2017 annual meeting of shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of the registrant’s fiscal year.

CURAEGIS TECHNOLOGIES, INC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43

Item 13. Certain Relationships and Related Transactions, and Director Independence	43

Item 14. Principal Accountant Fees and Services	43

PART IV

Item 15. Exhibits, Financial Statement Schedules	43

SIGNATURE PAGE	44

EXHIBIT INDEX	46

Exhibit 3.1
Exhibit 3.2
Exhibit 3.3
Exhibit 3.4
Exhibit 3.5
Exhibit 3.6
Exhibit 3.7
Exhibit 3.8
Exhibit 3.9
Exhibit 3.10
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
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

As used in this annual report, unless otherwise indicated, the terms “we”, “our”, “us”, “the Company” and “CurAegis” refer to CurAegis Technologies, Inc.

Item 1.  BUSINESS

History and Development of Our Technology

CurAegis Technologies, Inc. (“CurAegis”, “the Company”) was incorporated as a New York business corporation in September 1996 under the name Torvec, Inc. The Company’s name was changed to CurAegis Technologies, Inc. in June 2016 in connection with the establishment of its two business divisions. The CURA division is engaged in the fatigue management business and the Aegis division is engaged in the power and hydraulic business.

The Company develops and markets advanced technologies in the areas of power, safety, wellness and hydraulic power. The Company is focused on the commercialization of a wellness and safety system (the CURA System and the myCadian watch) and a uniquely designed hydraulic pump that will be smaller, lighter and more efficient than current technology. The Company has not had any significant revenue-producing operations.

The Company has created the CURA System to market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA System consists of the following:

●	the myCadian watch and app,
●	real-time alertness monitoring,
●	the Group Wellness Index and
●	the Z-Coach Wellness Program.

The Aegis hydraulic pump technology has been designed to bring to the marketplace a unique concept in hydraulic pumps and motors that will be:

●	smaller and lighter than conventional pumps and motors,
●	more efficient,
●	as reliable,
●	price competitive, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

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

CURA Division: the myCadian ™ watch, the CURA™ System, and Z-Coach™ e-learning

The Company’s CURA division is developing a proprietary technology and suite of products designed to (i) measure the decrease in a person’s alertness and (ii) to train individuals on how to improve alertness levels. The CURA™ System and the myCadian™ watch enable the user and third parties to anticipate and avert undesired or disastrous situations caused by the degradation of alertness. With the information provided from the CURA™ software analytics, employees can work with Z-Coach, our proprietary sleep training and education solution to correct sleep issues and improve overall wellness.

CurAegis Technologies has been engaged in validation testing with a number of sleep study experts and neurologists in connection with the introduction of our new technologies. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. These degradations can be caused by drowsiness, alcohol or other drugs, sickness, psychological problems and thought distractions. Action taken upon a warning of a change in alertness will lead to a better and safer environment. The myCadian™ watch paired with the CURA™ System is a real time alertness and emergency monitoring system that addresses sleep and fatigue management solutions. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters.  The Company has filed for patent protection for these inventions.

The myCadian™ watch is a wearable device developed using physiological monitoring hardware and our proprietary CURA™ (Circadian User Risk Assessment) software that predicts and detects a degradation of alertness in a user and reveals sleep and fatigue problems. The myCadian™ watch will contain an emergency notification function through the use of a panic button which would generate a third party notification. The CURA™ System will include:

●	a proprietary tool that combines signal processing and pattern recognition to guide users and third parties about the alertness of the wearer,
●	a risk assessment that identifies the degradation of alertness potentially affecting the wearer’s ability to perform tasks,
●	a comprehensive assessment for wellness, alertness and sleep,
●	real-time reporting that distills complex data into actionable information on mobile and desktop platforms,
●	predictive reporting for a user to take action when alertness begins to wane, before fatigue becomes dangerous,
●	flexible settings to provide employers a customized CURA tool within existing safety definitions and to create protocols for a unique environment,
●	pricing that makes it affordable across a broad based workforce.

The Company estimates the possible market opportunity for the CURA System and the myCadian watch at approximately 700 million users worldwide.

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

The first Z-Coach e-learning module, Z-Coach Aviation, was designed for aviation professionals, from flight and ground crews, to scheduling, dispatch, administration and management. Z-Coach Aviation was first offered for sale in the first quarter of 2016.  During 2016, the Company completed the design of the Z-Coach Pro module which will be marketed to a broad range of organizations for fatigue learning and mitigation as well as modules tailored to the trucking and busing industry. Future versions of the Z-Coach learning modules will include training for first responders, 911 operations and other municipal employee groups as well as to medical industries. These industry-specific Z-Coach modules will be included in the launch of the CURA™ System and the myCadian watch.

Aegis Division: Hydraulic Pump

The development of the Aegis hydraulic pump has taken on added significance in light of U.S. government emissions regulations for off road diesel engines. To help achieve these standards, companies are attempting to run diesel engines, and their hydraulic pumps, at lower rotational speeds. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in rotational speed. Among other advantages, the Aegis hydraulic pump technology allows a larger displacement pump to fit into the same or smaller footprint than that of existing pumps. This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

Since 2012, we have invested in software, test equipment and personnel to enhance our development efforts and began a design of the hydraulic pump to improve the overall performance while maintaining the advantages we have in size and weight. We have built an internal testing facility, which would have otherwise required third party testing fees and support. Our engineering and design team has progressively made adjustments to the sealing technology and each change has resulted in an improvement in the measured efficiency of the pump. We have filed for patent protection for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process.

We will continue to design modifications to enhance the overall pump technology. Although there is still much to be done, we continue to be extremely encouraged by our testing.

In addition to the activities to be undertaken to implement our plan of operation detailed above, we may expand and/or refocus our marketing activities depending upon future circumstances and developments. Information regarding the Company and all of our inventions, including regular updates on technological and business developments, can be found on our website, www.CurAegis.com. The website and its contents are not incorporated by reference into this report.

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

We believe that the technologies we are developing have significant advantages relative to similar products manufactured in the worldwide wearable device and hydraulic device marketplaces. With respect to our mechanical device technologies, we believe that our development efforts represent a paradigm shift with respect to presently known technology. With respect to our wearable device technology, we believe that our development efforts are focused on a market that is seeking a better solution to predicting an individual’s level of alertness. Although we have not yet generated revenues from the commercialization of our technologies, we are focusing our efforts toward those areas where we believe we can get to market quickly and successfully.

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

We currently hold patents and have a number of patent applications in process in various countries including the United States, Australia, Canada, Europe, Japan, China, India and South Korea.

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

Trademarks are an important aspect of our business. The following are our registered trademarks: CurAegis®, myCadian™, CurAegis™, CURA™ and Z-Coach™.

Website

Our website address is www.CurAegis.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports, available on the investor information portion of our website. The reports are free of charge and are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. We have posted our Corporate Governance guidelines, Board committee charters and Code of Ethics to the investor information portion of our website. This information is available in print to any shareholder upon request. All requests for these documents should be made to our chief financial officer by calling (585) 254-1100.

Executive Officers

Our executive officers as of December 31, 2016, were as follows:

Richard A. Kaplan, age 71, has served as chief executive officer and as a director since October, 2010. From 2000 to 2010, Mr. Kaplan was the chief executive officer of Pictometry International Corp., a visual information systems company that experienced exponential growth under his leadership. Previously, Mr. Kaplan led and developed a number of other successful businesses in industries including retail floor covering, advertising and marketing, computer software, real estate development and human resource development.

Mr. Kaplan currently is on the boards of two startup companies: Cerebral Assessment Systems and Viggi Corporation. He has also been very active in the community in academic institutions and charitable organizations, including present roles on the Board of Trustees at Rochester Institute of Technology (“RIT”), Nazareth College, and the University of Rochester Medical Center as well as directorships at Venture Creations (an RIT business incubator), Camp Good Days and Special Times, Rochester’s Child, Rochester Broadway Theatre League, George Eastman House, and the Center for Governmental Research.

Mr. Kaplan’s business success and contributions within the community have been recognized by multiple awards, including the prestigious Herbert W. Vanden Brul Entrepreneurial Award presented by the RIT E. Philip Saunders College of Business in April 2007. Mr. Kaplan was also designated the “Businessperson of the Year” in 2007. In 2012, he was inducted into the Rochester Business Hall of Fame.

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

Keith E. Gleasman, age 69, is a co-founder of the Company and has served as president and as a director since the company’s inception in September 1996. From 2005 to 2010 he held the title of chief technology officer. From 1985 to 1988, Mr. Gleasman was the vice president of sales for the Power Systems Division at Gleason Works.

Mr. Gleasman is a co-inventor on a notable number of the Company’s patents. His strengths include his extensive marketing and sales executive experience, in addition to his design and development knowledge. His particular expertise has been in the area of defining and demonstrating the products to persons within all levels of the automotive industry, race crew members, educators and students. He has spent virtually his entire career involved with inventing and manufacturing new and creative mechanical components for the automotive industry, working closely with his father, Vernon E. Gleasman.

Mr. Gleasman earned his B.S. degree from Ashland University in Ashland, Ohio.

Kathleen A. Browne, age 61, has served as chief financial officer, corporate secretary and principal accounting officer since April 2015. From 2007 to 2015, Ms. Browne was the sole owner of a professional services and consulting business. Ms. Browne provided consulting services to the company from April 2015 through August 2015 and joined the Company in September 2015. From 2007 to 2015 she served as chief financial officer in several development stage businesses including: U-Vend, Inc. and NaturalNano, Inc. Ms. Browne also served as the Controller and Chief Accountant for Paychex (2001-2004) and W. R. Grace (1996-2001). Ms. Browne spent thirteen years in public accounting with PricewaterhouseCoopers.

Ms. Browne is a CPA with a degree in accounting from St. John Fisher College in Rochester, NY.

Engineering, Research and Development

For the years ended December 31, 2016 and 2015, the Company spent approximately $1,700,000 and $1,305,000 on product engineering, design, development and testing on its technology and products.

Employees

As of December 31, 2016, we employed a total of 24 permanent and temporary employees, 9 of which are primarily devoted to engineering and development, and 16 focused on sales, marketing and administration. All of these individuals are employed in the U.S. None of our employees is represented by a labor union.

Item 1A.  RISK FACTORS

We face a variety of risks inherent in perfecting our technologies to production-ready models and in our efforts to commercialize these technologies to generate revenues and profits. Below are certain significant factors that could adversely affect us and our prospects. Because of the following risks and uncertainties, our past financial performance should not be considered as an indicator of future performance.

We are a company focused on developing new technology and have not yet generated significant revenues.

We have a limited operating history and have not generated significant revenues since our founding in 1996. If revenue-generating sales and/or licenses of our technologies do not materialize or do not materialize on a timely basis, we will be compelled to seek additional equity financing or to incur debt to sustain operations which could have a material adverse effect on our business, financial condition and results of operations.

The results of our research and development efforts are uncertain and there can be no assurance of the commercial success of our technologies or future products.

The products currently under development or future product developments may not be technologically successful. In addition, the length of our product development cycle may be greater than we anticipate and we may experience delays in future product development. Even if our resulting products are technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products.

More specifically, our efforts to develop the CURA System, a wearable device consisting of hardware and software designed to measure a degradation of alertness in a person’s ability to perform a task or job, may not be technologically successful. Our efforts to develop our Aegis hydraulic pump, an innovative hydraulic pump that is smaller, lighter, more efficient and cost competitive than other such pumps in the market, may not be technologically successful. The timetable for our product development may be longer than we anticipate and we may experience delays in future product development. Even if one or more of our resulting products is technologically successful, it may not achieve market acceptance or compete effectively with our competitors’ technologies. In addition, there can be no assurance that our patent applications will result in patents being issued or that current or additional patents will afford protection against competitors.

We have only recently entered into the fatigue management business and we cannot predict our future results from operations of that business.

We entered the fatigue management business in October 2014. We have been developing and testing our initial fatigue management product and consequently there are currently no revenues from this line of business. Given our lack of operating history in this line of business, it is difficult to predict our future results. Investors should consider the risks and uncertainties that we may encounter as a pre-revenue-stage company in a new and unproven market. These uncertainties include:

●	our ability to design and engineer products having the desired technological features in a cost-efficient manner,
●	consumer demand for, and acceptance of products utilizing our technologies,
●	our ability to demonstrate the benefits of our products and services to end users, and
●	our ability to raise additional capital when needed on commercially acceptable terms.

Because we have not begun the production of our products, we cannot be certain of the cost to make these products, if and at what point meaningful production would begin and therefore we cannot be sure whether we can profitably produce and sell our products.

We are in the process of developing and producing limited quantities of products based on our present technology, and therefore we have not yet generated meaningful product sales. While we believe that we have a reasonable understanding of the approximate cost it will take to manufacture our products at varying production volumes, such costs are only estimates. Our business strategy assumes that our cost to manufacture our products will decrease as production volumes increase, but there can be no assurances that such cost savings will be realized at all or in the amounts that we assume. If we are unable to decrease our cost to manufacture as production volumes increase, we may not be as successful generating profit margins that we expect, which could adversely affect our financial condition or business.

If we are unable to adequately protect our intellectual property, our anticipated competitive advantage may disappear.

Our success will be determined in part by our ability to retain and obtain United States and foreign patent protection for our technology. Because of the substantial length of time and expense associated with developing new technology, we place considerable importance on patent protection. We intend to continue to rely on a combination of patent protection, technical measures, and nondisclosure agreements with our employees, suppliers and customers to establish and protect the ideas, concepts and documentation of technology developed by us. Our ability to compete and the ability of our business to grow could suffer if these intellectual property rights are not adequately protected. There can be no assurance that our patent applications will result in patents being issued or that current or future patents will afford protection against competitors. We rely on a combination of patents, trademarks and contractual rights to establish and protect our intellectual property. Failure of our patents, trademarks, non-disclosure agreements and other measures to provide protection of our technology and our intellectual property rights could enable our competitors to more effectively compete with us and have an adverse effect on our business, financial condition and results of operations. In addition, our trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. No guarantee can be given that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to our proprietary technology. In addition, we may be required to litigate in the future to enforce our intellectual property rights, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations, and there can be no assurances of the success of any such litigation.

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

We are authorized to issue up to 400,000,000 shares of our Common Stock, of which a total of 120,077,000 shares are outstanding or are reserved for future issuance due to the exercise of outstanding stock options, warrants or the conversion of convertible debt or preferred stock. As of December 31, 2016, we have the authority to issue an additional 279,923,000 shares of Common Stock without obtaining shareholder approval.

We are authorized to issue up to 100,000,000 shares of our Preferred Stock, of which a total of 46,633,000 shares have been issued and are outstanding. As of December 31, 2016, our board has the authority to approve the issuance of an additional 53,367,000 shares of Preferred Stock subject to the approval of the holders of the outstanding Preferred Stock.

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

As of December 31, 2016, we had outstanding stock options and warrants to purchase an aggregate of 13,666,000 shares of our Common Stock at exercise prices ranging from $0.01 to $5.00 per share. In addition, we had 47,345,000 shares of Preferred Stock (including the impact of accrued dividends) with stated values ranging from $0.20 to $0.50 per share, convertible into shares of our Common Stock at a 1:1 ratio. To the extent that these securities are converted into Common Stock, dilution to our shareholders will occur, which may result in a decrease in the market price of our Common Stock.

Certain investors in our equity securities have significant voting power over management and corporate transactions.

As of December 31, 2016, we have one principal shareholder who controls approximately 42% of our outstanding voting securities. This principal shareholder and one other together control approximately 52% of our outstanding voting securities. If these shareholders act together, they will be able to exert significant control over our management and affairs requiring shareholder approval, including approval of significant corporate transactions.

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

To date, we have financed our operations by the sale of our securities and debt financings. We may need to raise additional funds in the future to fund our working capital needs, to fund future expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our shareholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.  PROPERTIES

We occupy a facility located at 1999 Mount Read Blvd., Rochester, New York. The facility consists of approximately 13,650 square feet with executive and engineering offices, conference rooms, manufacturing and assembly space, testing and lifts facilities. We currently occupy this space through a lease agreement. In October 2014, we extended our lease for a three-year renewal term through May 31, 2018. The current rental rate is $6,256 per month ($75,070 per annum), for the remainder of the lease term. In addition, we are required to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. The lease agreement has a three-year renewal option with a 9% rate increase at the renewal period.

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

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the over-the-counter market which is an alternative stock exchange listing for companies that either choose not to be listed on a U.S. stock exchange or do not meet the relevant listing requirements. The over-the-counter market and the broker-dealers’ activities in the market are regulated by the Financial Industry Regulatory Authority (“FINRA”), the U.S. Securities and Exchange Commission (“SEC”) and various state regulators.

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

2016	High	Low
1st Quarter	$0.55	$0.33
2nd Quarter	$0.60	$0.26
3rd Quarter	$0.64	$0.37
4th Quarter	$0.70	$0.32

2015	High	Low
1st Quarter	$0.26	$0.16
2nd Quarter	$0.29	$0.13
3rd Quarter	$0.69	$0.19
4th Quarter	$0.45	$0.25

Holders of Common Stock

As of December 31, 2016, we had approximately 330 shareholders of record of our common stock. As of December 31, 2016, we had 47,066,765 common shares issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2016

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in col. (a))

Equity compensation plans approved by security holders	9,447,000	(1)	$0.53		3,453,000
Equity compensation plans not approved by security holders	1,373,000	(2)	$1.48	(3)	None
Total	10,820,000		$.65		3,453,000

(1)

Represents the aggregate number of common stock options outstanding under the 2011 and 2016 Stock Option Plans, as well as other stock options granted to certain executive officers and non-management directors. There have been no grants of common stock options under the 2016 Stock Option Plan.

(2)	Represents common stock warrants issued to certain business, engineering, financial, and technical consultants.

(3)	Excludes the impact of 1,750,000 unvested warrants with no determined exercise price.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued a total of $3,000,000 of 6% Senior Convertible Notes and warrants to accredited investors during the year ended December 31, 2016. The convertible notes were offered and sold without registration under the Securities Act of 1933 pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offering was made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933.

Also during 2016, the Company issued a total of 6,042,000 shares of Series C-3 Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $1,510,500. The offering was made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Series C-3 Preferred Shares were offered and sold without registration under the Securities Act of 1933 pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933 and are convertible into shares of common stock at the rate of one-to-one.

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

Overall Business Strategy

CurAegis Technologies, Inc. (“CurAegis”, “the Company”) was incorporated as a New York business corporation in September 1996 under the name Torvec, Inc. The Company’s name was changed to CurAegis Technologies, Inc. in June 2016 in connection with the establishment of its two business divisions. The CURA division is engaged in the fatigue management business, and the Aegis division is engaged in the power and hydraulic business.

The Company develops and markets advanced technologies in the areas of safety, wellness and power. The Company is focused on the commercialization of a wellness and safety system (the CURA System and the myCadian watch) and a uniquely designed hydraulic pump that will be smaller, lighter and more efficient than current technology. The Company has not had any significant revenue-producing operations.

The Company has created the CURA System to market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA System consists of the following capabilities:

●	the myCadian watch and app,
●	real-time alertness monitoring,
●	the Group Wellness Index and
●	the Z-Coach Wellness Program.

The Aegis hydraulic pump technology has been designed to bring to the marketplace a unique concept in hydraulic pumps and motors that will be:

●	smaller and lighter than conventional pumps and motors,
●	more efficient,
●	as reliable,
●	price competitive, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

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

CURA Division: the myCadian ™ watch, the CURA System, and Z-Coach e-learning

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

CurAegis has engaged sleep study experts and neurologists to assist with the analysis and validation of our new technologies. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. Action taken upon a warning of a change in alertness will lead to a better and safer environment. The myCadian watch paired with the CURA software is designed to be a real time alertness and emergency monitoring system that addresses sleep and fatigue management solutions. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters.  The Company has filed for patent protection for these inventions.

The myCadian watch is a wearable device developed using physiological monitoring hardware and our proprietary CURA (Circadian User Risk Assessment) software and is designed to predict and detect a degradation of alertness in a user and reveal sleep and fatigue problems. The myCadian watch will contain an emergency notification function through the use of a panic button or in sensing a lack of motion would generate a third party panic notification. The CURA System will include:

●	a proprietary tool that combines signal processing and pattern recognition to guide users and third parties about the alertness of the wearer,
●	a risk assessment that identifies the degradation of alertness potentially affecting the wearer’s ability to perform tasks,
●	a comprehensive assessment for wellness, alertness and sleep,
●	real-time reporting that distills complex data into actionable information on mobile and desktop platforms,
●	predictive reporting for a user to take action when alertness begins to wane - before fatigue becomes dangerous,
●	flexible settings to provide employers a customized tool within existing safety definitions and to create protocols for a unique environment, and
●	pricing that makes it affordable across a broad-based workforce.

Management is developing marketing and sales programs in support of the beta phase planned for the second quarter of 2017. The beta phase will include multiple industry instances in an active user program to compare and align the user experience with our product definitions and objectives. Management anticipates customer shipments will begin in the second or third quarter of 2017.

The Company has invested in controlled clinical studies at the Sleep and Chronobiology Laboratory at the University of Colorado-Boulder and at the University of Rochester Medical Center. These studies have been used to validate our actigraphy data collection as well as calibrate our proprietary technologies and algorithms.

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

The first Z-Coach e-learning module, Z-Coach Aviation, was designed for aviation professionals, from flight and ground crews, to scheduling, dispatch, administration and management. Z-Coach Aviation was first offered for sale in the first quarter of 2016.  During 2016, the Company completed the design of the Z-Coach Pro module which will be marketed to a broad range of organizations for fatigue learning and mitigation as well as modules tailored to the trucking and busing industry. Future versions of the Z-Coach learning modules will include training for first responders, 911 operations and other municipal employee groups as well as to medical industries. These industry-specific Z-Coach modules will be included in the launch of the CURA™ System and the myCadian watch.

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

Since 2012, we have invested in software, test equipment and personnel to enhance our development efforts and began a design of the hydraulic pump to improve the overall performance while maintaining the advantages we have in size and weight. We have built our own testing facility, which would have otherwise taken place at a third party testing facility. Our engineer and design team has progressively made adjustments to the sealing technology and each change has resulted in an improvement in the measured efficiency of the pump. We have filed for patent protection for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process.

In 2016, the Company submitted the Aegis hydraulic pump for testing at the Fluid Power Institute at the Milwaukee School of Engineering (“MSOE”). The MSOE research laboratories provide custom in-depth testing, systems analysis solutions, and evaluations. The Aegis pump evaluated by MSOE was our test pump, not a production prototype, thus the tested unit was not completely optimized. The MSOE test results demonstrated that our pump can achieve the high speed and pressure levels needed and should result in greater efficiencies and power density than current axial piston hydraulic pumps in the market. We also believe the testing at MSOE confirmed our test stand accuracy and the mathematical models used in our design development. Our next steps will be to begin the manufacture of a production prototype in tandem with a potential customer thereby designing to a specific customer application. Management believes that the design and manufacture of a production prototype will be completed in the third quarter of 2017.

Results of Statement of Operations for the years ended December 31, 2016 and 2015

Revenue, Cost of Revenue and Gross Margin (Loss)

	For the year ended December 31,		Variance
	2016	2015	Incr (decr)
Revenue	$26,000	$-	$26,000
Cost of revenue	127,000	-	127,000
Loss on revenue	$(101,000)	$-	$(101,000)

The Company recorded $26,000 in revenue for the year ended December 31, 2016. The Company began offering the Z-Coach Aviation program in the first quarter of 2016. Z-Coach provides fatigue safety training over a twelve month subscription period. The user has unlimited access to this e-learning tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. There was no revenue earned during the year ended December 31, 2015.

During the year ended December 31, 2016, 467 Z-Coach Aviation subscriptions were sold to fourteen customers resulting in total customer sales of $48,000 of which $26,000 was recognized as revenue in 2016. In anticipation of the launch of the CURA System, the Company reduced the price of the Z-Coach subscription fees effective October 1, 2016. In connection with this pricing strategy, customers that were still within their initial subscription year as of this date received a credit against future purchases of Z-Coach or the CURA System measured at this lower pro-rated price. As of December 31, 2016, the Company has deferred revenue of $22,000 attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $127,000 in cost of revenue during the year ended December 31, 2016 related to Z-Coach aviation subscriptions. During the year ended December 31, 2016, software amortization of $106,000 and hosting fees of $21,000 were reflected in cost of revenue. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months. The Company engaged a service provider for hosting of the on-line Z-Coach subscriptions for the twelve-month period ending January 2017. The Company paid $22,500 to this provider and recognized hosting expense as a product cost over the contract period.

Engineering and Development Costs and Expenses

	For the year ended December 31,		Variance
	2016	2015	Incr (decr)
Wages and benefits	$829,000	$727,000	$102,000
Professional fee and advisors	584,000	207,000	377,000
Parts and shop supplies	180,000	185,000	(5,000)
Computer and software maintenance	48,000	57,000	(9,000)
Depreciation and amortization	55,000	62,000	(7,000)
Other costs and expenses	22,000	59,000	(37,000)
	$1,718,000	$1,297,000	$421,000
Stock compensation expense	27,000	8,000	19,000
Total Engineering and Development	$1,745,000	$1,305,000	$440,000

Engineering and development expenses for the year ended December 31, 2016 amounted to $1,745,000 as compared to $1,305,000 in 2015. Non-cash stock-based compensation expense attributable to stock options for the year ended December 31, 2016 was $27,000, compared with $8,000 for the year ended December 31, 2015. The increase in stock compensation expense reflects the grant of employee stock options in the year ended December 31, 2016. Excluding the non-cash stock-based compensation expense, engineering and development expenses increased by $421,000 for the year ended December 31, 2016 compared to the comparable period in 2015. The increased spending in 2016 is attributable to (i) wages and benefits and (ii) outside consulting services in the technical developmental of the myCadian watch and CURA software.

General and Administrative Costs and Expenses

	For the year ended December 31,		Variance
	2016	2015	Incr (decr)
Wages and benefits	$1,183,000	$377,000	$806,000
Professional fee and advisors	342,000	227,000	115,000
Facilities and occupancy	151,000	141,000	10,000
Insurance	80,000	69,000	11,000
Auto, meals and travel	95,000	52,000	43,000
Shareholder relations	48,000	61,000	(13,000)
Depreciation and amortization	11,000	65,000	(54,000)
Other costs and expenses	121,000	63,000	58,000
	$2,031,000	$1,055,000	$976,000
Stock compensation expense	118,000	396,000	(278,000)
Total General and Administrative	$2,149,000	$1,451,000	$698,000

General and administrative expense for the year ended December 31, 2016 amounted to $2,149,000 compared to $1,451,000 in 2015. Non-cash stock-based compensation expense for the year ended December 31, 2016 was $118,000 compared to $396,000 for the year ended December 31, 2015. The decrease in stock compensation expense reflects the vesting of certain grants made in the third quarter of 2015. Excluding the non-cash stock-based compensation expense, general and administrative expense for the year ended December 31, 2016 amounted to $2,031,000 compared to $1,055,000 in 2015. The increase of $976,000 of spending in 2016 is primarily attributed to headcount increases in our sales and operations teams in 2016.

Other Income and Expense

	For the year ended December 31,		Variance
	2016	2015	Incr (decr)
Interest expense	$(129,000)	$-	$129,000
Other income (expense)	(38,000)	39,000	77,000
	$(167,000)	$39,000	$206,000

Other (expense) income reflects interest expense of $35,000 accrued on the 6% convertible notes and $94,000 of discount amortization related to convertible notes issued in 2016. During the year ended December 31, 2016, the Company recognized losses on the disposition of certain property and equipment no longer used in the business. During the year ended December 31, 2015, the Company recognized gains on the disposition of certain property and equipment no longer used in the business.

Net Loss and Net Loss Attributed to Common Shareholders

The net loss for the year ended December 31, 2016 was $4,162,000, compared with a net loss in 2015 of $2,717,000.

In connection with the issuance of the 6,042,000 shares of Series C-3 Preferred stock, the Company valued the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature was $885,000, and is reflected in our consolidated statements of operations for the year ended December 31, 2016 as an adjustment to arrive at the net loss attributable to common stockholders.  Preferred stock dividends amounted to $248,000 and $255,000 in the years ended December 31, 2016 and 2015, respectively.

The net loss attributable to common stockholders for the year ended December 31, 2016 was $5,295,000 as compared to a net loss attributable to common stockholders $2,972,000 for the year ended December 31, 2015. The weighted average basic and diluted common shares outstanding amounted to 46,119,000 and 45,758,000 for each of the years ended December 31, 2016 and 2015, respectively. Basic and diluted loss per common share for the years ended December 31, 2016 and 2015 were $0.11 and $0.06 respectively.

Liquidity and Capital Resources

As of December 31, 2016, cash and cash equivalents totaled $2,009,000, a net increase of $768,000 since the beginning of the year. During the year ended December 31, 2016, we used $3,603,000 of cash in operating activities. A net loss of $4,162,000 was adjusted for $414,000 in non-cash expenses for depreciation, amortization and stock-based compensation, $40,000 for a non-cash loss on property and equipment and $105,000 in changes in working capital components which resulted in $3,603,000 of cash used by operating activities. The increase in cash used in operations of $1,414,000 in 2016 over the comparable period in 2015 was driven by the increase in the net loss in the current period. In 2015, the net loss of $2,717,000 was adjusted for $531,000 in non-cash expenses for depreciation, amortization and stock-based compensation, $24,000 of gains on asset dispositions, $20,000 of bad debt recovery and $41,000 in changes in components of working capital.

We invested $94,000 in capitalized software and property and equipment in the year ended December 31, 2016 compared to the investment of $360,000 in the year ended December 31, 2015. The 2015 investments included $308,000 for the purchase of the Z-Coach fatigue management software and related software enhancements offset by $74,000 in proceeds from the sales of fixed assets.

During the year ended December 31, 2016, the Company generated $4,465,000 in cash from financing activities. Net proceeds of $2,972,000 was generated from the issuance of the 6% senior convertible notes and $1,495,000 in net proceeds were generated from the issuance of the Series C-3 convertible preferred shares. During the years ended December 31, 2016 and 2015, we used $2,000 and $8,000, respectively, in cash in the repayment on outstanding capital lease obligation.

Current Cash Outlook and Management Plans

As of December 31, 2016, we have cash on hand of $2,009,000, working capital of $1,786,000, stockholders’ equity of $1,583,000 and an accumulated deficit of $75,418,000. During the year ended December 31, 2016 we raised $1,510,000 in gross proceeds through the sale of our Series C-3 preferred stock and $3,000,000 through the issuance of 6% convertible notes and warrants. The proceeds from these private placements are being used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2017 cash needs, based on its current development and product plans, will range from $4.0 to $4.6 million. As of December 31, 2016, the Company’s cash and cash equivalents on hand may not be sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

As described in Note 14 to the consolidated financial statements, subsequent to December 31, 2016, the board of directors authorized the issuance of Senior Convertible Promissory Notes and Warrants to be sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering will be made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Company will offer up to $3 million in 6% senior convertible promissory notes with a five-year maturity. The conversion price of the notes will be fixed on the date of issuance at the lower of $0.50 per share or 60% of the market price as determined based on the 90-day volume weighted average price on the date of the agreement. The investors will receive warrants to purchase an aggregate number of shares of the Company’s common stock to equal 10% of the number of shares issuable upon the conversion of the notes. The exercise price of the warrants will will be fixed on the date of issuance at the lower of $0.50 per share or 60% of the market price as determined based on the 90-day volume weighted average price on the date of the agreement. No notes had been issued as of the date of this filing.

Since inception, we have financed our operations by the sale of our securities and debt financings. We need to raise additional funds to meet our working capital needs, to fund expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve dilution to our shareholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from additional sources of financing, we will have to delay or scale back our growth plans.

The Company’s ability to fund its current and future commitments out of its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division and; (ii) decrease engineering and development and administrative expenses. If these and other factors are not met, the Company would need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

Critical Accounting Policies

Revenue Recognition

The Company began offering the Z-Coach Aviation Wellness Program in the first quarter of 2016. The Z-Coach Program provides fatigue safety training over an annual subscription period of twelve months. The Z-Coach Program allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription, and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of December 31, 2016, and December 31, 2015, there were no accrued interest or penalties related to uncertain tax positions.

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

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB ASC 718-10-65. This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of FASB ASC 718-10.

FASB ASC 505-50, “Equity-Based Payments to Non-Employees,” requires all share-based payments to non-employees, including grants of stock options, to be recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassess the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and we adjust the expense recognized in the consolidated financial statements accordingly.

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

Impact of Inflation

Inflation has not had a significant impact on our operations to date and we are currently unable to determine the extent inflation may impact our operations in future periods.

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

CURAEGIS TECHNOLOGIES, INC.

Contents

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CurAegis Technologies, Inc.

We have audited the accompanying consolidated balance sheets of CurAegis Technologies, Inc. (formerly Torvec, Inc.) and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CurAegis Technologies, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York
March 20, 2017

CURAEGIS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and equivalents	$2,009,000	$1,241,000
Accounts receivable	10,000	-
Inventory	24,000	-
Prepaid expenses and other current assets	48,000	37,000
Total current assets	2,091,000	1,278,000

Software (net)	227,000	303,000
Property and equipment (net)	117,000	160,000
Total non-current assets	344,000	463,000

Total Assets	$2,435,000	$1,741,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$143,000	$84,000
Other current liabilities	103,000	67,000
Deferred revenue	22,000	-
Accrued interest	35,000	-
Capital lease obligation - current	2,000	1,000
Total current liabilities	305,000	152,000

Capital lease obligation, non-current	4,000	6,000
Senior convertible notes (net)	543,000	-

Total Liabilities	852,000	158,000

Commitments and other matters (Note 13)	-	-

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C, voting, convertible, no dividend, shares issued and outstanding at December 31, 2016 and 2015: 16,000,000 and 16,250,000, respectively	160,000	162,000
Series C-2, voting, convertible, no dividend, shares issued and outstanding at December 31, 2016 and 2015: 25,000,000 and 25,000,000, respectively	250,000	250,000
Series C-3, voting, convertible, no dividend, shares issued and outstanding at December 31, 2016 and 2015: 5,022,000 and 0, respectively	50,000	-
Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at December 31, 2016 and 2015: 543,221 and 543,221, respectively	5,000	5,000
Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at December 31, 2016 and 2015: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at December 31, 2016 and 2015: 47,066,765 and 45,796,765, respectively	470,000	458,000
Additional paid-in capital	76,065,000	71,963,000
Accumulated deficit	(75,418,000)	(71,256,000)

Total Stockholders' Equity	1,583,000	1,583,000

Total Liabilities and Stockholders' Equity	$2,435,000	$1,741,000

See notes to consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2016	Year Ended December 31, 2015

Revenue	$26,000	$-
Cost of Revenue	127,000	-

Loss on Revenue	(101,000)	-

Costs and expenses:
Engineering and development:
E&D costs, excluding stock-based compensation	1,718,000	1,297,000
Stock-based compensation	27,000	8,000
Total engineering and development	1,745,000	1,305,000
General and administrative:
G&A costs, excluding stock-based compensation	2,031,000	1,055,000
Stock-based compensation	118,000	396,000
Total general and administrative	2,149,000	1,451,000

Total costs and expenses	3,894,000	2,756,000

Loss from operations	(3,995,000)	(2,756,000)

Interest expense	(129,000)	-
Other income (expense)	(38,000)	39,000
	(167,000)	39,000

Loss before income taxes	(4,162,000)	(2,717,000)

Income taxes	-	-

Net Loss	(4,162,000)	(2,717,000)

Preferred stock beneficial conversion feature	885,000	-
Preferred stock dividends	248,000	255,000

Net Loss attributable to common stockholders	$(5,295,000)	$(2,972,000)

Net Loss per share attributable to common stockholders:
Basic and Diluted	$(0.11)	$(0.06)

Weighted average number of shares of common stock:
Basic and Diluted	46,119,000	45,758,000

See notes to consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

	Series C Preferred Stock		Series C-2 Preferred Stock		Series C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2015	16,250,000	$162,000	25,000,000	$250,000	-	-	587,101	$6,000	67,500	$1,000	45,716,298	$457,000	$71,559,000	$(68,539,000)	$3,896,000
Conversion of preferred shares to common shares							(43,880)	$(1,000)			43,880	$1,000			$-
Payment of accrued dividends in common shares											36,587				$-
Stock-based compensation													$404,000		$404,000
Net Loss														$(2,717,000)	$(2,717,000)
Balance at December 31, 2015	16,250,000	162,000	25,000,000	$250,000	-	-	543,221	$5,000	67,500	$1,000	45,796,765	$458,000	$71,963,000	$(71,256,000)	$1,583,000

Issuance of Series C 3 preferred shares					6,042,000	$60,000							$1,435,000		$1,495,000
Conversion of preferred shares to common shares	(250,000)	$(2,000)			(1,020,000)	$(10,000)					1,270,000	$12,000			-
Stock-based compensation													$145,000		$145,000
Issuance of warrants with convertible note													$465,000		$465,000
Beneficial conversion feature on convertible note													$2,057,000		$2,057,000
Net Loss														$(4,162,000)	$(4,162,000)

Balance at December 31, 2016	16,000,000	160,000	25,000,000	250,000	5,022,000	50,000	543,221	5,000	67,500	1,000	47,066,765	470,000	$76,065,000	$(75,418,000)	$1,583,000

See notes to consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016	Year Ended December 31, 2015

Cash flows from operating activities:
Net loss	$(4,162,000)	$(2,717,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173,000	127,000
Amortization of discount reported as interest	96,000	-
Stock-based compensation	145,000	404,000
Loss (gain) on disposition of property and equipment	40,000	(24,000)
Recovery of bad debt	-	(20,000)
Changes in working capital items:
Accounts receivable	(10,000)	20,000
Inventory	(24,000)	-
Prepaid expenses and other current assets	(11,000)	(22,000)
Accounts payable and other accrued expenses	128,000	43,000
Deferred revenue	22,000	-

Net cash used in operating activities	(3,603,000)	(2,189,000)

Cash flows from investing activities:
Purchase of software, property and equipment	(94,000)	(360,000)
Proceeds from sale of property and equipment	-	74,000

Net cash used in investing activities	(94,000)	(286,000)

Cash flows from financing activities:
Gross proceeds from issuance of senior convertible note	3,000,000	-
Cost incurred in issuance of senior convertible note	(28,000)	-
Net proceeds from sales of preferred stock	1,495,000	-
Repayment of capital lease obligation	(2,000)	(8,000)

Net cash provided by (used in) financing activities	4,465,000	(8,000)

Net increase (decrease) in cash and cash equivalents	768,000	(2,483,000)

Cash and cash equivalents at beginning of year	1,241,000	3,724,000

Cash and cash equivalents at end of year	$2,009,000	$1,241,000

Supplemental Disclosures:
Cash used for payment of interest expense	$-	$-
Cash used for payment of income taxes	$-	$-
Debt discount related to warrants and beneficial conversion feature	$2,523,000	$-
Acquisition of equipment through capital lease	$-	$9,000
Conversion of preferred shares to common	$305,000	$176,000
Conversion of preferred dividends to common	$-	$146,000

See notes to consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

CurAegis Technologies, Inc. (“CurAegis”, “the Company”) was incorporated as a New York business corporation in September 1996 under the name Torvec, Inc. The Company’s name was changed to CurAegis Technologies, Inc. in June 2016 in connection with the establishment of its two business divisions. The CURA division is engaged in the fatigue management business and the Aegis division is engaged in the power and hydraulic business.

The Company develops and markets advanced technologies in the areas of safety, wellness and power. The Company is focused on the commercialization of a wellness and safety system (the CURA System and the myCadian watch) and a uniquely designed hydraulic pump that will be smaller, lighter and more efficient than current technology. The Company has not had any significant revenue-producing operations.

The Company has created the CURA System to market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA System consists of the following capabilities:

●	the myCadian watch and app,
●	real-time alertness monitoring,
●	the Group Wellness Index and
●	the Z-Coach wellness program.

Our goal with the Aegis hydraulic pump technology is to bring to the marketplace a unique concept in hydraulic pumps and motors that will be:

●	smaller and lighter than conventional pumps and motors,
●	more efficient,
●	as reliable,
●	price competitive, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

It is important to note, regarding both the CURA and Aegis products, that the cycle time from the initiation of the sales process to revenue realization can be highly variable especially as a start-up entity. In addition to the activities to be undertaken to implement our plan of operations, we may expand and/or refocus our activities depending upon future circumstances and developments.

Current Cash Outlook and Management Plans

As of December 31, 2016, we have cash on hand of $2,009,000, working capital of $1,786,000, stockholders’ equity of $1,583,000 and an accumulated deficit of $75,418,000. During the year ended December 31, 2016 we raised $1,510,000 in gross proceeds through the sale of our Series C-3 preferred stock and $3,000,000 through the issuance of 6% convertible notes and warrants. The proceeds from these private placements are being used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2017 cash needs, based on its current development and product plans, will range from $4.0 to $4.6 million. As of December 31, 2016, the Company’s cash and cash equivalents on hand may not be sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

As described in Note 14 to the consolidated financial statements, subsequent to December 31, 2016, the board of directors authorized the issuance of Senior Convertible Promissory Notes and Warrants to be sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering will be made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Company will offer up to $3 million in 6% senior convertible promissory notes with a five-year maturity. The conversion price of the notes will be fixed on the date of issuance at the lower of $0.50 per share or 60% of the market price as determined based on the 90-day volume weighted average price on the date of the agreement. The investors will receive warrants to purchase an aggregate number of shares of the Company’s common stock to equal 10% of the number of shares issuable upon the conversion of the notes. The exercise price of the warrants will be fixed on the date of issuance at the lower of $0.50 per share or 60% of the market price as determined based on the 90-day volume weighted average price on the date of the agreement. No notes had been issued as of the date of this filing.

Since inception, we have financed our operations by the sale of our securities and debt financings. We need to raise additional funds to meet our working capital needs, to fund expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve dilution to our shareholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from additional sources of financing, we will have to delay or scale back our growth plans.

The Company’s ability to fund its current and future commitments out of its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division and; (ii) decrease engineering and development and administrative expenses. If these and other factors are not met, the Company would need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at December 31, 2016). As of December 31, 2016, each of the subsidiaries is non-operational. The Company intends to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are subject to a high degree of judgment and potential change. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications may have been made to prior year balances to conform to the current year’s presentation.

Cash and Equivalents: Cash and equivalents may include time deposits, certificates of deposit, and highly liquid debt instruments with original maturities of three months or less. We maintain cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts. We have a corporate credit card program through our primary financial institution, JPMorgan Chase Bank, N.A. In connection with this, the Company granted a security interest to the bank in our money market account to act as collateral for the activity within the corporate card program, up to $25,000.

Inventory: Inventory is stated at the lower of cost or market with cost determined under the average cost method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The allowance for excess, obsolete or slow-moving inventory was zero at December 31, 2016 and December 31, 2015.

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  The allowance for doubtful accounts was zero at December 31, 2016 and December 31, 2015.

Software, Property and Equipment: Capitalized software, property and equipment are stated at cost. Estimated useful lives are as follows:

Software (in years)		3
Office equipment (in years)	5	-	7
Leasehold improvements	lesser of useful life or lease term

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and significant repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and software amortization expense for the years ended December 31, 2016 and 2015 amounted to $173,000 and $127,000, respectively.

Whenever events or circumstances indicate, our long-lived assets including any intangible assets with finite useful lives are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, impairment may be indicated. The carrying amount is compared to the estimated discounted cash flows and if there is an excess such amount is recorded as impairment. During the years ended December 31, 2016 and 2015, we recorded no impairment charges.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at December 31, 2016. The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, deferred revenue and accrued expenses approximates their fair value due to their short maturity. The carrying amount of capital lease obligations approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms. The 6% senior convertible notes can be converted into common stock which have an underlying value of $8,160,000 as of December 31, 2016 based on the trading price on December 31, 2016.

Revenue Recognition and Deferred Revenue: The Company began offering the Z-Coach Aviation program in the first quarter of 2016. The Z-Coach program provides fatigue safety training over a subscription period of twelve months. The Z-Coach program allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. One customer accounted for 50% of total sales made during the year ended December 31, 2016. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

Engineering and Development and Patents: Engineering and development costs and patent expenses are charged to operations as incurred. Engineering and development includes personnel-related costs, materials and supplies, depreciation and consulting services.

Patent costs for the years ended December 31, 2016 and 2015 amounted to $96,000 and $83,000, respectively, and are included in general and administrative expenses.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of December 31, 2016, and December 31, 2015, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2016 and 2015, we excluded 72,385,000 and 54,215,000 potential common shares, respectively, relating to convertible preferred stock, convertible notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at December 31, 2016 and 2015 as the conditions for their vesting are not time-based.

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

In May 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” extending the date of implementation of this guidance for public companies to reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers” to provide guidance on the topic of principal versus agent considerations. In 2016, the FASB issued 2016-12 and ASU No. 2016-10 and ASU No. 2016-20 to further clarify and identify performance obligations and licensing instances, narrow-scope improvements and identify practical expedients relative to Topic 606.

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

The Company continues to evaluate the impact of the adoption of FASB accounting pronouncements related to revenue from Contracts with Customers (Topic 606). Since the Company has had minimal revenue since inception the impact of adoption is anticipated to be nominal.

Other FASB Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230). This update requires that a statement of cash flows explain the change in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This change is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not believe that the adoption of this standard will have a material effect on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). There is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This pronouncement addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not believe that the adoption of this standard will have a material effect on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326) “Measurement of Credit Losses on Financial Instruments.” The pronouncement affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets that have the contractual right to receive cash. This pronouncement will affect an entity to varying degrees depending on the credit quality of the assets held, their duration, and how the entity applies current GAAP. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

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

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases,” a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize in its balance sheet assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset will be recognized related to the right to use the underlying asset and a liability will be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and requires modified retrospective adoption, with early adoption permitted. The Company does not believe that the adoption of this standard will have a material effect on our consolidated financial statements and related disclosures.

NOTE 3 - 6% SENIOR CONVERTIBLE NOTES AND WARRANTS

During the third quarter of 2016, the board of directors authorized the issuance of up to $3 million in 6% Senior Convertible Promissory Notes and Warrants (the “Convertible Notes”) in connection with the August 25, 2016 Securities Purchase Agreement (the “2016 SPA”). The Convertible Notes have five year maturity dates ranging from August 2021 through December 2021 and a fixed annual interest rate of 6%. The initial year of interest expense will be paid to the note holders on the first anniversary of each note's issuance and quarterly thereafter. Principal is due in full on each note's maturity date.

The conversion rate of the notes has been fixed at $0.25 per share as determined at the close of business on August 25, 2016. The investors have been granted warrants to purchase an aggregate number of shares of common stock equal to 10% of the number of shares issuable upon the conversion of the notes. The warrants have a fixed exercise price of $0.25 and a ten-year term from the date of issuance. The notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933.

During the year ended December 31, 2016, the Company issued Convertible Notes aggregating $3,000,000 pursuant to the 2016 SPA. In connection with the notes, the Company granted 1,200,000 warrants with an exercise price of $0.25 per share and 10 year terms. The Company incurred $28,000 in debt issuance costs in connection with the issuance of the Convertible Notes. In accordance with FASB ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30), these debt issuance costs have been presented as a direct deduction from the carrying amount of the Convertible Note liability and reflected as a component of debt discount which is amortized and included in interest expense over the five-year term of the Convertible Notes.

The Company allocated $2,551,000 of the proceeds to debt discount based on the computed fair value of the warrants issued, the beneficial conversion feature and the debt issuance costs. During the year ended December 31, 2016 the Company recorded $129,000 in interest expense including amortization of debt discount of $94,000. As of December 31, 2016, the Convertible Notes have a face value of $3,000,000 and are presented net of unamortized debt discount of $2,457,000 related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $543,000.

NOTE 4 - CAPITAL LEASE OBLIGATION

In 2015, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout option. The capitalized value of the lease was approximately $9,000 and the monthly payment is approximately $170 with an implicit interest rate of 5.3%. Future payments remaining under this lease agreement are less than $2,000 per year through the lease expiration date in 2020.

NOTE 5 - SOFTWARE

The Company invested in software for the CURA System during the years ended December 31, 2016 and 2015. These assets are amortized over an estimated useful life of 3 years. Amortization expense recognized for the years ended December 31, 2016 and 2015 was $114,000 and $33,000, respectively. The net value of capitalized software at December 31, 2016 and 2015 was $227,000 and $303,000, respectively. Future amortization expense is expected to be $121,000 in 2017, $92,000 in 2018, $10,000 in 2019, and $4,000 thereafter.

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, 2016 and 2015 property and equipment consist of the following:

	December 31, 2016	December 31, 2015
Office equipment	$244,000	$235,000
Shop equipment	173,000	226,000
Leasehold improvements	253,000	253,000
	670,000	714,000

Less accumulated depreciation	553,000	554,000
Net property and equipment	$117,000	$160,000

 Depreciation expense for the years ended December 31, 2016 and 2015 was $59,000 and $94,000 respectively.

NOTE 7- BUSINESS SEGMENTS

The Company has two operating business segments. The CURA business operates in the fatigue management industry and the Aegis business is focused in the power and hydraulic industry.

Segment information for the years ended December 31, 2016 for the company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$26,000	$-	$-	$26,000
Loss on revenue	101,000	-	-	101,000
Total costs and expenses	2,078,000	527,000	1,289,000	3,894,000
Loss from operations	2,179,000	527,000	1,289,000	3,995,000
Other expense	-	-	(167,000)	(167,000)
Net loss	$2,179,000	$527,000	$1,456,000	$4,162,000

Stock compensation expense	$96,000	$8,000	$41,000	$145,000
Depreciation and amortization	$124,000	$38,000	$11,000	$173,000
Capital expenditures	$86,000	$-	$8,000	$94,000
Assets at December 31, 2016	$311,000	$46,000	$2,078,000	$2,435,000

Segment information for the years ended December 31, 2015 for the company’s business segments follows:

	CURA	Aegis	Corporate	Total

Loss from operations	$998,000	$657,000	1,101,000	$2,756,000
Other income	-	-	(39,000)	(39,000)
Net loss	$998,000	$657,000	$1,062,000	$2,717,000

Stock compensation expense	$226,000	$6,000	$172,000	$404,000
Depreciation and amortization	$33,000	$62,000	$32,000	$127,000
Capital expenditures	$336,000	$7,000	$17,000	$360,000
Assets at December 31, 2015	$303,000	$134,000	$1,304,000	$1,741,000

NOTE 8 - INCOME TAXES

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

The provision (benefit) for income taxes for the years ended December 31, 2016 and 2015 is summarized below:

	December 31, 2016	December 31, 2015
Current tax expense (benefit):
Federal	$0	$0
State	0	0

Deferred tax expense (benefit):
Federal	(787,000)	(615,000)
State	(462,000)	(65,000)
Increase in valuation allowance	1,249,000	680,000

Provision for income taxes	$0	$0

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations is attributable to the following:

	December 31, 2016	December 31, 2015

Income tax benefit at the federal statutory rate	$(1,415,000)	$(924,000)
State income tax (benefit), net of effect of federal taxes	(305,000)	(43,000)
Expiration of non-qualified stock options	31,000	178,000
Expiration of warrants	424,000	68,000
Other	16,000	41,000
Increase in valuation allowance	1,249,000	680,000

Provision for income taxes	$0	$0

The deferred tax asset at December 31, 2016 and 2015 consists of the following:

	2016	2015
Deferred income tax assets:
Net operating loss carryforwards	$3,284,000	$2,613,000
Deferred startup costs	13,906,000	12,929,000
Stock-based compensation	2,193,000	2,635,000
Other	66,000	23,000

	19,449,000	18,200,000
Less: Valuation allowance	(19,449,000)	(18,200,000)
Net deferred tax asset	0	0

Net deferred tax assets	$0	$0

At December 31, 2016, we have approximately $8,794,000 and $8,093,000 of adjusted federal and New York State net operating loss carryforwards, respectively, to offset future taxable income. These net operating losses begin expiring in 2025 through 2036. In addition, we have $58,000 of federal research and development tax credit carryforwards to offset future tax. These credits expire in 2036. Additionally, from the date of inception through 2016, we have accumulated approximately $36,954,000 of adjusted deferred startup costs, subject to certain alternative minimum tax limitations. Start-up costs will be amortized over a 15 year period beginning in the year we begin an active trade or business. We have provided a full valuation allowance on the net deferred tax assets due to uncertainty of realization through future earnings.

The excess tax benefits associated with stock warrant exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits available in deferred start-up costs, but not reflected in deferred tax assets was approximately $4,475,000. The uncertain tax benefits included in the tabular reconciliation relate to these excess tax benefits.

Based upon the change in ownership rules under Section 382 of the Internal Revenue Code of 1986, if a company issues common stock or other equity instruments convertible into common shares which result in an ownership change exceeding a 50% limitation threshold over a rolling three-year timeframe as imposed by that Section, all of that company’s net operating loss carryforwards may be significantly limited as to the amount of use in any particular year. During 2016, we evaluated the Section 382 regulations, and concluded that we have not had a cumulative ownership change that would limit the use of our net operating loss and tax credit carryforwards.

Reconciliations of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015

Balance as of January 1	$1,666,000	$1,666,000
Additions for tax positions of prior years	0	0
Additions based on enacted changes in state rate	18,000	0
Reductions based on enacted change in state rate	0	0
Settlements	0	0

Balance as of December 31	$1,684,000	$1,666,000

Tax years that remain subject to examination for our major tax jurisdictions include the years ended December 31, 2013 through December 31, 2016. The federal income tax audit for the year 2012 recently concluded and resulted in a reduction to out net operating loss carry-forward of $222,000.

State laws enacted in 2015 changed the treatment of net operating loss carry-overs related to tax years beginning prior to January 1, 2015. The deferred tax asset has been reduced to reflect the newly enacted change in treatment of net operating loss carry-overs.

NOTE 9 - PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the year ended December 31, 2016, the Company issued 1,270,000 shares of common stock in connection with conversion notices received from various preferred shareholders. During the year ended December 31, 2015, the Company issued 80,467 shares of common stock in connection with conversion notices received from two Series A convertible preferred shareholders. The company issued 43,880 shares of common stock in connection with these notices and an additional 36,587 in common shares attributed to dividends earned on these converted shares.

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

At December 31, 2016, there were 543,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 534,512 outstanding shares of Class A Preferred stock amounted to approximately $2,538,000 and $2,325,000 at December 31, 2016 and 2015, respectively.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $2,538,000 and $2,325,000 at December 31, 2016 and 2015, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

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

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. For the years ended December 31, 2016 and 2015, we settled no Class B Preferred dividends.

At December 31, 2016, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $386,000. In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders and our Class A Preferred shareholders, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $386,000 and $353,000 at December 31, 2016 and 2015, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

During the year ended December 31, 2016, Series C Preferred shareholders converted 250,000 shares of Series C Preferred into common stock. At December 31, 2016 and 2015, there were 16,000,000 and 16,250,000 shares of Series C Preferred stock outstanding. The value of the Series C Preferred shareholders’ liquidation preference was $6,400,000 and $6,500,000 at December 31, 2016 and 2015, respectively.

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

The Series C-2 Preferred Shares have not been registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Cumulatively through December 31, 2016, Series C-2 Preferred shareholders have converted no shares of Series C-2 Preferred into common stock. At December 31, 2016 and 2015, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at December 31, 2016 and 2015.

In connection with the issuance of the Series C-2 Preferred Shares, the Company entered into an Investors’ Rights Agreement on September 23, 2011 (the “Investors’ Rights Agreement”). Pursuant to the Investors’ Rights Agreement, the Company granted registration rights to the investors covering Common Stock issued on the conversion of the Preferred Shares or exercise of the Warrants or other shares issued in connection with the Transaction (the “Underlying Shares”). The registration rights are triggered when the Company is eligible to utilize Form S-3, and until such time as (i) the Company is sold, (ii) dissolved, or (iii) the Underlying Shares are eligible for resale without restriction in a three month period under Rule 144. Investors holding shares for sale to receive at least $500,000 in gross proceeds have the right to make the demand up to one time in any such twelve month period. The Investors’ Rights Agreement also contains a right of first offer for the future issuance of any equity securities of the Company.

Pursuant to the terms of the Investors’ Rights Agreement, the Company may not (i) grant any equity based compensation; (ii) reduce the per-share exercise price or conversion price of any equity based compensation; (iii) create or incur indebtedness in excess of $1,000,000 in the aggregate at any time, or (iv) guarantee the indebtedness of any third party except for trade account payables arising in the ordinary course of business, without the consent of the lead investor. In the event the Company grants any equity based compensation or reduces the per-share exercise price or conversion price of any equity based compensation in violation of the terms of the Investors’ Rights Agreement, and with the effect that additional equity interests are issuable as a result, then the Company shall be obligated to immediately issue to each Investor such aggregate number of additional shares of Common Stock so that immediately following such violation such Investor’s ownership percentage is unaffected by the violation.

The Investors also agreed to “Market Stand-off” provisions that may be requested by an underwriter in an underwritten public offering by the Company. In addition, pursuant to the terms of the Investors’ Rights Agreement, as long as the lead investor may acquire at least 3,000,000 shares of Common Stock by conversion or exercise of his Series C Securities, (i) the lead investor is entitled to inspect the properties, assets, business and operation of the Company and discuss its business and affairs with its officers, consultants, directors and key employees, (ii) the Company shall invite the lead investor or his representative to attend all meetings of the Board of Directors and provide all information provided to directors for such purpose, and (iii) at his request, the Company shall cause him to be appointed to serve as a director until the following annual meeting of shareholders and until a successor is elected.

Series C-3 Preferred Stock       In 2015, the board of directors authorized and the Class A Preferred, Class B Preferred, Series C Preferred and C-2 Preferred shareholders approved, a series of preferred stock, namely 10,000,000 shares of Series C-3 Voting Convertible Preferred Stock.

On December 8, 2015, the Company commenced the offering of up to $2,500,000 of the Series C-3 Preferred Shares at the price of $0.25 per share in a private placement pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offering was made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Series C-3 Preferred Shares are convertible into shares of the Company’s common stock at the rate of one-to-one, subject to adjustment in some circumstances. The Series C-3 Preferred Shares have an aggregate liquidation preference, ranking pari passu with the Series C Preferred Shares and Series C-2 Preferred Shares and senior to the company’s common stock, the Class A Preferred Shares and Class B Preferred Shares. The Series C-3 Preferred Shares are not entitled to receive preferred dividends and have no redemption rights, but are entitled to participate, on an as converted basis, with holders of the company’s common stock in dividends and distributions. The Series C-3 Preferred Shares vote with the Company’s common stock on an as-converted basis and have certain protective provisions. The Series C-3 Preferred Shares have not been registered under the Securities Act of 1933. Accordingly, those shares and the shares of common stock issuable upon their conversion are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933 and may not be offered for resale or resold or otherwise transferred except pursuant to a registration statement under the Securities Act of 1933 or an applicable exemption from registration requirements.

During 2016, the Company issued a total of 6,042,000 shares of Series C-3 Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $1,510,500. Direct expenses of $12,000 pertaining to the transaction, consisting of external legal costs, were incurred, resulting in net proceeds of $1,495,000.

In conjunction with the issuance of the Series C-3 Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature was $885,000 and has been reflected in our consolidated statements of operations as an adjustment to arrive at the net loss attributable to common stockholders.

During the year ended December 31, 2016 the Company issued 1,020,000 shares of common stock in connection with conversion notices received from various Series C-3 convertible preferred shareholders.

NOTE 10 - STOCK OPTIONS

2016 Stock Option Plan   At the 2016 Annual Meeting the shareholders approved the 2016 Stock Option Plan (the “2016 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2016 Plan: non-qualified stock options and incentive stock options. As of December 31, 2016, no options have been granted under this plan.

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

During the year ended December 31, 2016, we granted a total of 502,000 stock options to employees and non-employee board members. These included 175,000 stock options granted at exercise prices ranging from $0.38 to $0.62 per share, exercisable for 10 years that vest at a rate of 25% on each anniversary of the date of grant. The Company also granted 327,000 stock options at exercise prices ranging from $0.34 to $0.53 per share, exercisable for 10 years, with vesting tied to the market price of the Company’s common stock. These options fully vest when the trading price of the Company’s common stock reaches $5.00 per share.

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

Summary   For the years ended December 31, 2016 and 2015, compensation cost related to stock option awards amounted to $145,000 and $404,000, respectively. As of December 31, 2016, there was approximately $307,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average 1.7 years.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2016 and 2015 was $0.46 and $0.44, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2016 and 2015 was approximately $230,000 and $908,000, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016	2015
Expected term (years)	5.4	6.1
Expected forfeiture rate	0%	0%
Risk-free rate	2.0%	1.9%
Volatility	130.4%	131.5%
Dividend yield	0.0%	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the years ended December 31, 2016 and 2015:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at January 1, 2015	8,343,000	$.63
Granted	770,000	.51
Exercised	-	-
Canceled or expired	(100,000)	5.00

Outstanding at December 31, 2015	9,013,000	$.57	5.5	$33,000
Granted	502,000	.46
Exercised	-	-
Canceled or expired	(68,000)	4.79

Outstanding at December 31, 2016	9,447,000	$.53	4.8	$2,016,000

Exercisable at December 31, 2016	6,276,000	$.61	4.4	$1,041,000

Exercisable at December 31, 2015	6,152,000	$.66	5.3	$-

During year ended December 31, 2016, the Company cancelled 3,000 options and 65,000 options expired unexercised. As of December 31, 2015, there were 2,048,000 stock options outstanding under the 2011 Plan, 1,137,000 of which were vested at that date; leaving 952,000 options available for future grant under the Plan. No options, were exercised and 100,000 options expired unexercised during the year ended December 31, 2015.

As of December 31, 2016, the exercise prices of all outstanding stock options ranged from $.20 per share to $1.58 per share. As of December 31, 2016, the exercise prices of all vested stock options ranged from $.20 per share to $1.58 per share.

NOTE 11 - WARRANTS

The following summarizes the activity of our outstanding warrants for the years ended December 31, 2016 and 2015:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value

Outstanding at January 1, 2015	3,356,750	$1.99	(A)
Granted	-	-
Exercised	-	-
Canceled or expired	(41,750)	.01

Outstanding at December 31, 2015	3,315,000	$2.04	(A)
Granted	1,200,000	.25
Exercised	-	-
Canceled or expired	(296,500)	3.88

Outstanding at December 31, 2016	4,218,500	.95	(A)	6.1	(B)	$874,000

Exercisable at December 31, 2016	3,593,500	$.90		5.9	(C)	$872,000

Exercisable at December 31, 2015	2,690,000	$1.89		4.5	(C)	$5,300

(A)	The weighted average exercise price for warrants outstanding as of December 31, 2016 and 2015 and January 1, 2015 excludes 1,750,000 warrants in each period with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of December 31, 2016 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of December 31, 2016, and 2015 excludes 118,500 warrants with no expiration date.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, the Company issued a total of 1,990,000 shares of our Series C-3 voting convertible preferred stock generating gross proceeds of $497,500 to seven members of our board of directors and one executive officer. No Series C-3 preferred shares were issued to related parties in the year ended December 31, 2015.

During the year ended December 31, 2016, the Company issued $802,500 of senior convertible notes to four members of our board of directors representing a potential of 3,210,000 convertible common shares and 321,000 in warrants. The Company also issued $1,170,000 of senior convertible notes to an investor that is deemed an affiliate through the ownership of the majority of our Series C and C-2 Preferred Stock. This investor has the right to 4,680,000 convertible common shares and 468,000 warrants as a result of this debt issuance. (See Notes 3 and 9.) These notes remain outstanding as of December 31, 2016 as well as $24,000 in related accrued interest.

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

In December 2013, we entered into a consulting agreement with SCIRE Corporation, of which one of our directors is president, to provide us with expertise and advice on hydraulic pump technology and related markets. This consulting agreement expired at December 31, 2015. During the year ended December 31, 2015, we recorded an expense of $18,000 for consulting services and travel costs related to this agreement.

Effective April 13, 2015, we entered into a consulting agreement with a placement firm, of which one of our directors. is a minority investor. During the year ended December 31, 2015, we recorded approximately $65,000 in connection with this service agreement. This service agreement was completed in August 2015.

In December 2010, we executed a three-year consultant agreement with one of our directors to provide consulting services to us at a rate of $200 per hour. We also agreed to pay the consultant an incentive fee for each $1,000,000 of revenue or proportionate part thereof received by us for a period of five years, provided the definitive agreement results from the material efforts by the consultant. The agreement expired on December 13, 2016. The Company incurred no expense in connection with this agreement during the years ended December 31, 2016 or 2015.

NOTE 13 — COMMITMENTS AND OTHER MATTERS

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

Rent expense for the years ended December 31, 2016 and 2015 was approximately $80,000 and $72,000, respectively. Rent payments required under the extended lease term for the years ending December 31, 2017 and 2018 amount to approximately $75,000 and $31,000, respectively.

Employment Agreements

Our chief executive officer executed a five year employment agreement effective December 31, 2015 pursuant to which his base compensation would be $50,000 per annum, with a compensation increase to $200,000 per annum on the first day of the calendar year immediately following the calendar year in which we have adjusted EBITDA of at least $300,000 (earnings before interest, taxes, depreciation and amortization, but excluding all non-cash expenses associated with stock options). Under the employment agreement, the CEO is entitled to a performance bonus based upon financial targets established each year in good faith by the Governance and Compensation Committee and the achievement of individual management objectives established annually by such committee. The CEO is entitled to participate in all employee benefit plans as are provided from time to time for senior executives. If we terminate the CEO without cause, remove him as CEO, or a change in control of the Company occurs, the CEO is entitled to three years’ severance pay, consisting of base pay and any incentive compensation.

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

401(k) Retirement Benefit Plan: The Company has a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at management’s discretion, authorize an employer contribution based on a portion of the employees' contributions.  At the present time, we do not provide for an employer match. During 2016 and 2015, we incurred administrative expenses of approximately $2,000 in each year related to the 401(k) plan.

NOTE 14- SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the board of directors authorized the issuance of Senior Convertible Promissory Notes and Warrants to be sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering will be made only to "accredited investors" as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Company will offer up to $3 million in 6% senior convertible promissory notes with a five-year maturity. The conversion price of the notes will be fixed on the date of the issuance at the lower of $0.50 per share of 60% of the market price as determined based on the 90-day volume weighted average price on the date of the agreement.  The investors will receive warrants to purchase an aggregate number of shares of the Company's common stock to equal 10% of the number of shares issuable upon the conversion of the notes. The exercise price of the warrants will be fixed on the date of issuance at the lower of $0.50 per share of 60% of the market price based on the 90-day volume weighted average price on the date of the agreement, and will have a five-year term. No notes had been issued as of the date of this filing.

Stock Option Grants

Subsequent to December 31, 2016, the Company granted 235,000 incentive stock options at prices ranging from $0.65 to $1.00 per share, with a 10 year life and 4 year vesting.

Conversion of Preferred Stock

Subsequent to December 31, 2016, the Company converted 200,000 Series C-3 preferred shares to 200,000 common shares upon receipt of notices of conversion from two Series C-3 shareholders. The Company also converted 62,500 Series C preferred shares to 62,500 common shares upon receipt of a conversion notice subsequent to December 31, 2016.

Exercise of Warrants

Subsequent to December 31, 2016, the Company converted 40,000 warrants at an exercise price of $0.25 per share upon receipt of a duly completed subscription form by the warrant holder.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Richard A. Kaplan, our chief executive officer and Kathleen A. Browne our principal accounting officer, as of December 31, 2016, has informed the board of directors that, based upon their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-K), such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management (including the chief executive officer) as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 “Internal Control—Integrated Framework”. Based upon its assessment, management concluded that as of December 31, 2016 internal control over financial reporting is effective.

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

Item 9B. OTHER INFORMATION

None

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2017 annual meeting of shareholders. Information regarding our Executive Officers is found in Part I, Item 1 of this report.

Item 11.EXECUTIVE COMPENSATION

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2017 annual meeting of shareholders.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2017 annual meeting of shareholders.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2017 annual meeting of shareholders.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2017 annual meeting of shareholders.

PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The list of exhibits required by this Item is incorporated in this Item by reference to the exhibit index attached after the signature page to this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS, INC.
Dated: March 20, 2017	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

Dated: March 20, 2017	By:	/s/ Kathleen A. Browne
Kathleen A. Browne,
Chief Financial and Accounting Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard A. Kaplan and Kathleen A, Browne, or either of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, as amended and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 20, 2017	By:	/s/ Richard A. Kaplan Richard A. Kaplan, Chief Executive Officer and Director

Dated: March 20, 2017	By:	/s/ Kathleen A. Browne Kathleen A. Browne Chief Financial and Accounting Officer

Dated: March 20, 2017	By:	/s/ Keith E. Gleasman Keith E. Gleasman, President and Director

Dated: March 20, 2017	By:	/s/ Thomas F. Bonadio Thomas F. Bonadio, Director

Dated: March 20, 2017	By:	/s/ William W. Destler William W. Destler, Director

Dated: March 20, 2017	By:	/s/ Asher J. Flaum Asher J. Flaum, Director

Dated: March 20, 2017	By:	/s/ John W. Heinricy John W. Heinricy, Director

Dated: March 20, 2017	By:	/s/ Thomas J. Labus Thomas J. Labus, Director

Dated: March 20, 2017	By:	/s/ Charles N. Mills Charles N. Mills, Director

Dated: March 20, 2017	By:	/s/ E. Philip Saunders E. Philip Saunders, Director

Dated: March 20, 2017	By:	/s/ Gary A. Siconolfi Gary A. Siconolfi, Director

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

3.5

Certificate of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended December 31, 2004

3.6

Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing authorized common shares from 40,000,000 to 400,000,000, incorporated by reference to Form 10-K filed for fiscal year ended December 31, 2006

3.7

Certificate of Amendment to the Certificate of Incorporation dated September 21, 2011 setting forth terms and conditions of Class C Preferred, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011

3.8

Certificate of Amendment to the Certificate of Incorporation of CurAegis, Inc., dated March 28, 2014 setting forth terms and conditions of Series C-2 Preferred, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2014

3.9

Certificate of Amendment to the Certificate of Incorporation of CurAegis, Inc., dated February 29, 2016 setting forth terms and conditions of Series C-3 Preferred, incorporated by reference to Exhibit 3.9 of Form 10-K filed for the fiscal year ended December 31, 2015.

3.10	Certificate of Amendment of Certificate of Incorporation of CurAegis Technologies, Inc., dated June 16, 2016, changing the name to CurAegis Technologies, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on August 11, 2016

10.1	Stock Option Agreement dated December 31, 2010 between the company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010*

10.2	Employment Agreement dated October 4, 2010 between the company and Richard A. Kaplan, incorporated by reference to current report (Form 8-K) filed October 6, 2010*

10.3	Stock Option Agreement dated October 18, 2010 between the company and Robert W. Fishback, incorporated by reference to current report (Form 8-K) filed October 22, 2010*

10.4	2011 Stock Option Plan and template agreements to be used to grant options thereunder, incorporated by reference to Annual Report (Form 10-K) filed March 29, 2011*

10.5	Agreement dated December 13, 2010 between Heinrocket Inc. as Consultant and CurAegis, Inc., incorporated by reference to Annual Report (Form 10-K) filed March 29, 2011*

10.6

Securities Purchase Agreement by and among CurAegis, Inc., a New York corporation, B. Thomas Golisano, and each purchaser listed on the Schedule of Purchasers attached thereto, dated September 23, 2011, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011

10.7	Form of Warrant to Purchase Common Stock of CurAegis, Inc., incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011

10.8	Form of Directors Subscription Agreement, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011

10.9

Investors’ Rights Agreement by and between CurAegis, Inc., a New York corporation, B. Thomas Golisano, Charles T. Graham, and David Still, dated September 23, 2011, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 26, 2011

10.10	Letter Agreement between CurAegis, Inc. and SCIRE Corporation, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 5, 2013*

10.11

Securities Purchase Agreement by and among CurAegis, Inc., B. Thomas Golisano, and each purchaser listed on the Schedule of Purchasers attached thereto, dated March 28, 2014, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2014

10.12

Amended and Restated Investors’ Rights Agreement by and between CurAegis, Inc., B. Thomas Golisano, Charles T. Graham, and David Still, dated March 28, 2014, incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2014

10.13	Letter Agreement between CurAegis, Inc. and SCIRE Corporation, incorporated by reference to the Annual Report on Form 10-K filed March 3, 2015*

10.14	First Amendment to the CurAegis, Inc. 2011 Stock Option Plan, incorporated by reference to the Annual Report on Form 10-K filed March 3, 2015*

10.15	Compensation Agreement, dated March 3, 2016, between Kathleen A. Browne and CurAegis Technologies, Inc., incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission on May 12, 2016*

10.16	Letter Agreement, dated March 24, 2016, between CurAegis Technologies, Inc. and Richard A. Kaplan, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on March 25, 2016*

10.17	Securities Purchase Agreement, dated August 25, 2016, between CurAegis Technologies, Inc. and the investors listed therein, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Securities and Exchange Commission on September 1, 2016

10.18	Form of Convertible Promissory Note, incorporated by reference to Exhibit 4.2 to Form 8-K filed with the Securities and Exchange Commission on September 1, 2016

10.19	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 to Form 8-K filed with the Securities and Exchange Commission on September 1, 2016

21	Subsidiaries of the registrant
Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)

24	Power of Attorney (included on the signature page to this report)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Accounting Officer

32	Section 1350 Certification of Chief Executive Officer and Principal Accounting Officer

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase

* Management contract or compensatory plan or arrangement.