Form 10-Q
period 2017-03-31
CurAegis Technologies, Inc.
filed 2017-05-10
CIK 1063197

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 9, 2017
Common Stock, $0.01 par value	47,769,265

CURAEGIS TECHNOLOGIES, INC.

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016	3

	Condensed Consolidated Statements of Operations – Three Month Periods Ended March 31, 2017 and 2016 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity – Three Month Periods Ended March 31, 2017 and 2016 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows – Three Month Periods Ended March 31, 2017 and 2016 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURE PAGE		24

EXHIBITS

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

       CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Current Assets:
Cash and equivalents	$892,000	$2,009,000
Accounts receivable	-	10,000
Inventory	35,000	24,000
Prepaid expenses and other current assets	44,000	48,000
Total current assets	971,000	2,091,000

Software (net)	196,000	227,000
Property and equipment (net)	114,000	117,000
Total non-current assets	310,000	344,000

Total Assets	$1,281,000	$2,435,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$150,000	$143,000
Other current liabilities	179,000	103,000
Deferred revenue	15,000	22,000
Accrued interest	80,000	35,000
Capital lease obligation - current	2,000	2,000
Total current liabilities	426,000	305,000

Capital lease obligation, non-current	4,000	4,000
Senior convertible notes (net)	655,000	543,000

Total Liabilities	1,085,000	852,000

Commitments and other matters (Note 11)	-	-

Stockholders' Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C, voting, convertible, no dividend, shares issued and outstanding at March 31, 2017 and December 31, 2016: 15,937,500 and 16,000,000, respectively	159,000	160,000
Series C-2, voting, convertible, no dividend, shares issued and outstanding at March 31, 2017 and December 31, 2016: 25,000,000 and 25,000,000, respectively	250,000	250,000
Series C-3, voting, convertible, no dividend, shares issued and outstanding at March 31, 2017 and December 31, 2016: 4,822,000 and 5,022,000, respectively	48,000	50,000
Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at March 31, 2017 and December 31, 2016: 543,221 and 543,221, respectively	5,000	5,000
Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at March 31, 2017 and December 31, 2016: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at March 31, 2017 and December 31, 2016: 47,369,265 and 47,066,765, respectively	474,000	470,000
Additional paid-in capital	76,179,000	76,065,000
Accumulated deficit	(76,920,000)	(75,418,000)

Total Stockholders' Equity	196,000	1,583,000

Total Liabilities and Stockholders' Equity	$1,281,000	$2,435,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Revenue	$9,000	$1,000
Cost of revenue	37,000	23,000

Loss on Revenue	(28,000)	(22,000)

Costs and expenses:
Engineering and development:
E&D costs, excluding stock-based compensation	485,000	485,000
Stock-based compensation	8,000	7,000
Total engineering and development	493,000	492,000
General and administrative:
G&A costs, excluding stock-based compensation	730,000	400,000
Stock-based compensation	95,000	24,000
Total general and administrative	825,000	424,000

Total costs and expenses	1,318,000	916,000

Loss from operations	(1,346,000)	(938,000)

Interest expense	(156,000)	-
Other income	1,000	1,000
Non-operating (expense) income	(155,000)	1,000

Loss before income taxes	(1,501,000)	(937,000)

Income taxes	-	-

Net Loss	(1,501,000)	(937,000)

Preferred stock beneficial conversion feature	-	549,000
Preferred stock dividends	62,000	62,000

Net Loss attributable to common stockholders	$(1,563,000)	$(1,548,000)

Net Loss per share attributable to common stockholders:
Basic and Diluted	$(0.03)	$(0.03)

Weighted average number of shares of common stock:
Basic and Diluted	47,161,000	45,796,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders Equity
(Unaudited)

	Class C Preferred Stock		Class C-2 Preferred Stock		Class C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	16,000,000	$160,000	25,000,000	$250,000	5,022,000	$50,000	543,221	$5,000	67,500	$1,000	47,066,765	$470,000	$76,065,000	$(75,418,000)	$1,583,000

Conversion of Series C 3 preferred shares					(200,000)	(2,000)					200,000	2,000			-
Exercise of Common Stock warrant											40,000	-	10,000		10,000
Conversion of Series C preferred shares	(62,500)	(1,000)									62,500	1,000			-
Stock Based Compensation													103,000		103,000
Net Loss														(1,501,000)	(1,501,000)
Rounding Adjustment												1,000	1,000	(1,000)	1,000

Balance at March 31, 2017	15,937,500	$159,000	25,000,000	$250,000	4,822,000	$48,000	543,221	$5,000	67,500	$1,000	47,369,265	$474,000	$76,179,000	$(76,920,000)	$196,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash flows from operating activities:
Net loss	$(1,501,000)	$(937,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,000	41,000
Amortization of discount reported as interest	112,000	-
Stock-based compensation	103,000	31,000
Changes in working capital items:
Accounts receivable	10,000	(1,000)
Inventory	(11,000)	-
Prepaid expenses and other current assets	4,000	(7,000)
Accounts payable and other accrued expenses	128,000	71,000
Deferred revenue	(7,000)	9,000

Net cash used in operating activities	(1,116,000)	(793,000)

Cash flows from investing activities:
Purchase of property, equipment and software	(11,000)	(15,000)

Net cash used in investing activities	(11,000)	(15,000)

Cash flows from financing activities:
Proceeds from sales of preferred stock	-	1,119,000
Costs incurred in issuance of preferred stock	-	(5,000)
Proceeds from exercise of common stock warrant	10,000	-

Net cash provided by financing activities	10,000	1,114,000

Net (decrease) increase in cash and cash equivalents	(1,117,000)	306,000

Cash and cash equivalents at beginning of period	2,009,000	1,241,000

Cash and cash equivalents at end of period	$892,000	$1,547,000

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

Management Plans As of March 31, 2017, we have cash on hand of $892,000, working capital of $545,000, stockholders’ equity of $196,000 and an accumulated deficit of $76,920,000. During the year ended December 31, 2016, we raised gross proceeds of $1,510,000 through the sale of our Series C-3 preferred stock and $3,000,000 through the issuance of 6% senior convertible notes and warrants. The proceeds from these private placements have been used to support the development and marketing of our core technologies and product initiatives.

Management estimates that the 2017 cash needs, based on its current development and product plans, will range from $4.0 to $4.6 million. As of March 31, 2017, the Company’s cash and cash equivalents on hand is not be sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

During the first quarter of 2017, the board of directors authorized the issuance of Senior Convertible Promissory Notes and Warrants to be sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering will be made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Company will offer up to $3 million in 6% senior convertible promissory notes with a five-year maturity. The conversion price of the notes will be fixed on the date of issuance at the lower of $0.50 per share or 60% of the market price of the Company's common stock, as determined based on the 90-day volume weighted average price on the date of the agreement. The investors will receive warrants to purchase an aggregate number of shares of the Company’s common stock to equal 10% of the number of shares issuable upon the conversion of the notes. The exercise price of the warrants will be fixed on the date of issuance at the lower of $0.50 per share or 60% of the market price as determined based on the 90-day volume weighted average price on the date of the agreement. No notes had been issued as of the date of this filing.

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

The Company’s ability to fund its current and future commitments out of its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division; and (ii) decrease engineering and development and administrative expenses. If these and other factors are not met, the Company would need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2016 contained in the Company’s 2016 Annual Report on Form 10-K filed with the SEC.

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at March 31, 2017). As of March 31, 2017, each of the subsidiaries is non-operational.

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

Inventory: Inventory is stated at the lower of cost or market with cost determined under the average cost method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The allowance for excess, obsolete or slow-moving inventory was zero at March 31, 2017 and December 31, 2016.

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  The allowance for doubtful accounts was zero at March 31, 2017 and December 31, 2016.

Software, Property and Equipment: Capitalized software, property and equipment are stated at cost. Estimated useful lives are as follows:

Software (in years)		3
Office equipment (in years)	5	-	7
Leasehold improvements	lesser of useful life or lease term

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and significant repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and software amortization expense for the three months ended March 31, 2017 and 2016 amounted to $46,000 and $41,000, respectively.

Whenever events or circumstances indicate, our long-lived assets including any intangible assets with finite useful lives are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, impairment may be indicated. The carrying amount is compared to the estimated discounted cash flows and if there is an excess such amount is recorded as impairment. During the three months ended March 31, 2017 and 2016, we recorded no impairment charges.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at March 31, 2017. The carrying amount of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The carrying amount of capital lease obligations and notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms. The 6% senior convertible notes can be converted into common stock which had an underlying value of $12,600,000 based on the trading price on March 31, 2017.

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

Engineering and Development and Patents: Engineering and development costs and patent expenses are charged to operations as incurred. Engineering and development includes personnel-related costs, materials and supplies, depreciation and consulting services. Patent costs for the three months ended March 31, 2017 and 2016 amounted to $30,000 and $17,000, respectively, and are included in general and administrative expenses.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of March 31, 2017, and December 31, 2016, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At March 31, 2017 and 2016, we excluded 72,282,657 and 59,016,206 potential common shares, respectively, relating to convertible preferred stock, convertible notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at March 31, 2017 and 2016 as the conditions for their vesting are not time-based.

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

NOTE 3 - 6% SENIOR CONVERTIBLE NOTES AND WARRANTS

During the third quarter of 2016, the board of directors authorized the issuance of up to $3 million in 6% Senior Convertible Promissory Notes and Warrants (the “2016 Convertible Notes”) in connection with the August 25, 2016 Securities Purchase Agreement (the “2016 SPA”). The 2016 Convertible Notes have five year maturity dates ranging from August 2021 through December 2021 and a fixed annual interest rate of 6%. The initial year of interest expense will be paid to the note holders on the first anniversary of each note's issuance and quarterly thereafter. Principal is due in full on each note's maturity date. The conversion rate of the notes was fixed at $0.25 per share as determined at the close of business on August 25, 2016. The investors were granted warrants to purchase an aggregate number of shares of common stock equal to 10% of the number of shares issuable upon the conversion of the notes. The warrants have a fixed exercise price of $0.25 and a ten-year term from the date of issuance. The notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933.

The Company allocated $2,551,000 of the proceeds from the 2016 SPA to debt discount based on the computed fair value of the warrants issued, the beneficial conversion feature and the debt issuance costs. During the three months ended March 31, 2017 the Company recorded $156,000 in interest expense including amortization of debt discount of $112,000. As of March 31, 2017, the 2016 Convertible Notes have a face value of $3,000,000 and are presented net of unamortized debt discount of $2,345,000 related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $655,000.

During the first quarter of 2017, the board of directors authorized the issuance of up to $3 million in 6% Senior Convertible Promissory Notes and Warrants (the “2017 Convertible Notes”) in connection with the April 2017 Securities Purchase Agreement (the “2017 SPA”). The Convertible Notes have a five year maturity and a fixed annual interest rate of 6%. The initial year of interest expense will be paid to the note holders on the first anniversary of each note's issuance and quarterly thereafter. Principal is due in full on each note's maturity date. The conversion rate of the notes will be fixed at the lower of $0.50 per share or the 90 day VWAP as determined on the date of the initial close. The investors will be granted warrants to purchase an aggregate number of shares of common stock equal to 10% of the number of shares issuable upon the conversion of the notes. The warrants have a fixed exercise price set at the lower of $0.50 per share or the 90 day VWAP as determined on the date of the initial close and a ten-year term from the date of issuance. The notes will be offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. During the three months ended March 31, 2017, the Company had not issued any of the 2017 Convertible Notes pursuant to the 2017 SPA.

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

NOTE 5 - SOFTWARE

The Company has invested in software for the CURA System and these assets are amortized over an estimated useful life of 3 years. Amortization expense recognized for the three months ended March 31, 2017 and 2016 was $31,000 and $27,000, respectively. The net value of capitalized software at March 31, 2017 and December 31, 2016 was $196,000 and $227,000, respectively. Future amortization expense is expected to be $94,000 in 2017, $92,000 in 2018, $10,000 in 2019, and $4,000 thereafter.

NOTE 6 - PROPERTY AND EQUIPMENT

At March 31, 2017 and December 31, 2016 property and equipment consist of the following:

	March 31, 2017	December 31, 2016
Office equipment	$244,000	$244,000
Shop equipment	186,000	173,000
Leasehold improvements	253,000	253,000
	683,000	670,000

Less accumulated depreciation	569,000	553,000
Net property and equipment	$114,000	$117,000

Depreciation expense for the three months ended March 31, 2017 and 2016 was $15,000 and $14,000 respectively.

NOTE 7- BUSINESS SEGMENTS

The Company has two operating business segments. The CURA business operates in the fatigue management industry and the Aegis business is focused in the power and hydraulic industry.

Segment information for the three months ended March 31, 2017 for the company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$9,000	$-	$-	$9,000
Loss on revenue	28,000	-	-	28,000
Total costs and expenses	758,000	132,000	428,000	1,318,000
Loss from operations	786,000	132,000	428,000	1,346,000
Other (expense)	-	-	(155,000)	(155,000)
Net loss	$786,000	$132,000	$583,000	$1,501,000

Stock compensation expense	$76,000	$2,000	$25,000	$103,000
Depreciation and amortization	$37,000	$6,000	$3,000	$46,000
Capital expenditures	$11,000	$-	$-	$11,000
Assets at March 31, 2017	$284,000	$42,000	$955,000	$1,281,000

Segment information for the three months ended March 31, 2016 for the company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$1,000	-	-	$1,000
Loss on revenue	(22,000)	-	-	(22,000)
Total costs and expenses	447,000	$167,000	302,000	916,000
Loss from operations	470,000	167,000	301,000	938,000
Other income	-	-	1,000	1,000
Net loss	$470,000	$167,000	$300,000	$937,000

Stock compensation expense	$21,000	$2,000	$8,000	$31,000
Depreciation and amortization	$28,000	$11,000	$2,000	$41,000
Capital expenditures	$15,000	$-	$-	$15,000
Assets at March 31, 2016	$292,000	$105,000	$1,632,000	$2,029,000

NOTE 8— PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the three months ended March 31, 2017 we issued 200,000 shares of common stock in connection with conversion notices received from two Series C-3 convertible preferred shareholders, 62,500 shares of common stock in connection with a conversion notice received from a Series C preferred shareholder and 40,000 shares of common upon the exercise of a common stock warrant. The Company did not issue any shares of common stock during the three months ended March 31, 2016.

Preferred Stock

Our certificate of incorporation permits the Company to issue up to 100,000,000 shares of $.01 par value preferred stock.

Class A Preferred Stock

At March 31, 2017 and December 31, 2016, there were 543,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 534,512 outstanding shares of Class A Preferred stock was $2,592,000 at March 31, 2017 and $2,538,000 at December 31, 2016.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was $2,592,000 and $2,538,000 at March 31, 2017 and December 31, 2016, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

Class B Preferred Stock

At March 31, 2017 and December 31, 2016, there were 67,500 outstanding shares of Class B Preferred stock. The value of dividends payable upon the conversion of the outstanding shares of Class B Preferred stock was $395,000 at March 31, 2017 and $386,000 at December 31, 2016.  We settled no Class B Preferred dividends during the three months ended March 31, 2017 and 2016.

In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders and our Class A Preferred shareholders, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $395,000 and $386,000 at March 31, 2017 and December 31, 2016, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

Series C Preferred Stock

At March 31, 2017 and December 31, 2016, there were 15,937,500 and 16,000,000 shares of Series C Preferred stock outstanding, respectively. During the first quarter of 2017, one Series C Preferred shareholder converted 62,500 shares of Series C Preferred into common stock. The value of the Series C Preferred shareholders’ liquidation preference was $6,375,000 at March 31, 2017 and $6,400,000 at December 31, 2016.

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

Series C-2 Preferred Stock

At March 31, 2017 and December 31, 2016, there were 25,000,000 shares of Preferred C-2 stock outstanding. No Series C-2 Preferred shareholders have converted their shares into common stock. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at March 31, 2017 and December 31, 2016.

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

Series C-3 Preferred Stock

During 2016, the Company issued a total of 6,042,000 shares of Series C-3 Voting Convertible Preferred Stock in a private placement transaction, generating gross proceeds of $1,510,500. The Company generated net proceeds of $1,495,000 after related legal costs.

In connection with the issuance of the Series C-3 Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature, for the three months ended March 31, 2016, was $549,000, and is reflected in our condensed consolidated statements of operations as an adjustment to arrive at the net loss attributable to common stockholders.

During the three months ended March 31, 2017 we issued 200,000 shares of common stock in connection with conversion notices received from Series C-3 convertible preferred shareholders.

NOTE 9 — STOCK OPTIONS

2011 and 2016 Stock Option Plan

The 2016 Stock Option Plan (the “2016 Plan”) provides for the grant of up to 3,000,000 common stock options as equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2016 Plan: non-qualified stock options and incentive stock options. No options have been granted under the 2016 plan as of March 31, 2017.

The 2011 Stock Option Plan (the “2011 Plan”) provides for the grant of up to 3,000,000 common stock options as equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified stock options and incentive stock options.

On occasion, we have granted non-qualified stock options to certain officers, directors and employees that have been outside of established Company Stock Option Plans. All such option grants have been authorized by shareholder approval.

During the three months ended March 31, 2017, we granted a total of 235,000 stock options to new and existing employees and advisors. The options granted had exercise prices ranging from $0.65 to $1.00 per share, exercisable for 10 years. These options vest in four tranches at a rate of 25% per year on each of the four anniversary dates from the date of grant.

As of March 31, 2017, there were 2,782,000 stock options outstanding under the 2011 Plan, 1,533,000 of which were vested. At March 31, 2017, there were 218,000 options remaining available for future grant under the 2011 Plan. No options expired or were cancelled during the three month periods ended March 31, 2017 or 2016.

The expense recognized for options that are granted to consultants (i.e., non-employees) reflect fair value, based on updated valuation assumptions using the Black-Scholes valuation model at each measurement period. Such expense is apportioned over the requisite service period of the consultant, which is concurrent with the vesting dates of the various tranches.

As of March 31, 2017, there were a total of 6,900,000 non-plan options outstanding, of which 4,750,000 were fully vested. In the three months ended March 31, 2017 and 2016, no non-plan stock options were vested, cancelled, or forfeited.

Summary   For the three months ended March 31, 2017 and 2016, compensation cost related to all stock options amounted to $103,000 and $31,000, respectively. As of March 31, 2017, there was $473,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average 1.5 years.

The weighted average grant date fair value of all stock options granted during the three months ended March 31, 2017 and 2016 was $0.76 and $0.45, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2017 and 2016 was $2,000 and zero, respectively.

The fair value of options granted during the three month periods ended March 31, 2017 and 2016 were measured on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017	2016
Expected Term (years)	6.6%	5.1%
Expected forfeiture rate	0.0%	0.0%
Risk-free rate	2.1%	2.1%
Volatility	130%	132%
Dividend yield	0.0%	0.0%

Included in the 2016 assumptions above is the impact of 327,000 stock options, that were granted under the 2011 Plan, that will vest based on certain market conditions, specifically these options will fully vest upon the first day the trading price of the common stock of the Company shall be $5.00 per share.

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the three months ended March 31, 2017:

			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2017	9,447,000	$.53	4.8	$2,016,000
Granted	235,000
Exercised	-	-
Canceled or expired	-	-

Outstanding at March 31, 2017	9,682,000	$.54	4.6	$4,876,000

Exercisable at March 31, 2017	6,283,000	$.61	4.2	$2,739,000

As of March 31, 2017, the exercise prices of all outstanding stock options ranged from $.20 per share to $5.00 per share.

NOTE 10 - WARRANTS

The following table summarizes the activity of the outstanding warrants as of March 31, 2017:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
		Exercise		Contractual	Intrinsic
	Shares	Price		Term	Value

Outstanding at January 1, 2017	4,218,500	$.95	(a)	6.1 (b)
Granted	-
Exercised	(40,000)	$0.25
Expired	(50,000)	$5.00
Outstanding at March 31, 2017	4,128,500	$0.88	(a)	5.9 (d)	$2,187,000

Exercisable at March 31, 2017	3,503,500	$0.83	(d)	5.7 (c)	$2,184,000

(a)	The weighted average exercise price for warrants outstanding as of March 31, 2017 excludes 1,750,000 warrants with no determined exercise price.
(b)	The weighted average remaining contractual term for warrants outstanding as of March 31, 2017 excludes 743,500 warrants with no expiration date.
(c)	The weighted average remaining contractual term for warrants exercisable as of March 31, 2017 excludes 118,500 warrants with no expiration date.
(d)	The weighted average exercise price for warrants exercisable as of March 31, 2017 excludes 1,625,000 warrants with no determined exercise price.

NOTE 11 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership, with which one of our directors, is associated. In 2014, we extended our lease for a three-year renewal term through May 31, 2018. The current rental rate is $6,000 per month ($75,000 per annum) for the remainder of the current lease term. In addition, we are required to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. The lease agreement has a three-year renewal option that includes a 9% rate increase at the renewal period that includes the period from September 2018 through May 2021.  Rent expense for the three months ended March 31, 2017 and 2016 was $20,000 and $19,000, respectively. Future rent payments required under the lease for the years ending December 31, 2017 and 2018 amount to $55,000 and $75,000, respectively.

During the first quarter of 2017, the Company initiated a purchase order with a third party vendor to manufacture and assemble the myCadian watch. In connection with this agreement, the Company agreed to a cancellation charge for products purchased on behalf of the Company in the instance that the purchase order is subsequently modified or cancelled. The Company estimates that approximately $30,000 in components have been purchased by the vendor on our behalf as of March 31, 2017

NOTE 12- SUBSEQUENT EVENTS

Subsequent to March 31, 2017, the Company issued 400,000 shares of common stock in connection with a conversion notice received from a Series C-3 convertible preferred shareholder.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 and the related condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 and the related condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the "Safe Harbor" for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

The Company has created the CURA System to market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA System consists of the following capabilities:

●	the myCadian watch and app,
●	real-time alertness monitoring,
●	panic button,
●	the Group Wellness Index, and
●	the Z-Coach Wellness Program.

The Aegis hydraulic pump technology has been designed to bring to the marketplace a unique concept in hydraulic pumps and motors that will be:

●	smaller and lighter than conventional pumps and motors,
●	more efficient,
●	as reliable,
●	price competitive, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

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

CURA Division: the myCadian ™ watch, the CURA System, and Z-Coach e-learning

The Company’s CURA division is developing a proprietary technology and suite of products designed to (i) measure the decrease in a person’s alertness and (ii) to train individuals on how to improve alertness levels. The CURA System and the myCadian watch will enable the user and third parties to anticipate, identify and avert undesired or disastrous situations caused by the degradation of alertness. With the information provided from the CURA software analytics, employees can work with Z-Coach, our proprietary sleep training and education solution, to correct sleep issues and improve overall wellness.

CurAegis has engaged a Scientific Advisory Board including sleep experts and neurologists to assist with the analysis and validation of our new technologies. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. Action taken upon a warning of a change in alertness will lead to a better and safer environment. The myCadian watch paired with the CURA software is designed to be a real time alertness and emergency monitoring system that addresses sleep and fatigue management solutions. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters.  The Company has filed for patent protection for these inventions.

The myCadian watch is a wearable device developed using physiological monitoring hardware and our proprietary CURA (Circadian User Risk Assessment) software and is designed to predict and detect a degradation of alertness in a user and reveal sleep and fatigue problems. The myCadian watch will contain an emergency notification function through the use of a panic button or in sensing a lack of motion would generate a third party panic notification. The CURA System will include:

●	a proprietary tool that combines signal processing and pattern recognition to guide users and third parties about the alertness of the wearer,
●	a risk assessment that identifies the degradation of alertness potentially affecting the wearer’s ability to perform tasks,
●	a comprehensive assessment for wellness, alertness and sleep,
●	real-time reporting that distills complex data into actionable information on mobile and desktop platforms,
●	predictive reporting for a user to take action when alertness begins to wane - before fatigue becomes dangerous,
●	panic button,
●	flexible settings to provide employers a customized tool within existing safety definitions and to create protocols for a unique environment, and
●	pricing that makes it affordable across a broad-based workforce.

Management is developing marketing and sales programs in support of the beta and pilot phases planned for the second quarter of 2017. The beta phase will include multiple industry instances in an active user program to compare and align the user experience with our product definitions and objectives. Management anticipates customer shipments will begin in the third quarter of 2017.

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

The first Z-Coach e-learning module, Z-Coach Aviation, was originally designed for aviation professionals, from flight and ground crews, to scheduling, dispatch, administration and management. Z-Coach Aviation was first offered for sale in the first quarter of 2016.  During 2016, the Company completed the design of the Z-Coach Pro module which will be marketed to a broad range of industries for fatigue learning and mitigation including modules tailored to the trucking and busing industry. Future versions of the Z-Coach learning modules will include training for first responders, 911 operations and other municipal employee groups as well as to medical industries. These industry-specific Z-Coach modules will be included in the launch of the CURA™ System and the myCadian watch.

Aegis Division: Hydraulic Pumps and Motors

Management believes the Aegis pump will be smaller, more efficient, and at a significantly lower cost than current products on the market. The development of our hydraulic pump has taken on added significance in light of U.S. government emissions regulations for off road diesel engines. To help achieve these standards, companies are attempting to run diesel engines, and their hydraulic pumps, at lower rotational speeds. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in rotational speed. Among other advantages, the Aegis hydraulic pump technology allows a larger displacement pump to fit into the same or smaller footprint than that of existing pumps (“power density”). This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

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

Results of Operations for the three months ended March 31, 2017 and 2016

Revenue, Cost of Revenue and Gross Margin (Loss)

	For the three months ended March 31,		Variance
	2017	2016	Incr (decr)
Revenue	$9,000	$1,000	$8,000
Cost of revenue	37,000	23,000	14,000
Loss on revenue	$(28,000)	$(22,000)	$(6,000)

The Company recorded $9,000 in revenue for the quarter ended March 31, 2017. The Company began offering the Z-Coach Aviation program in the first quarter of 2016. Z-Coach provides fatigue safety training over a twelve month subscription period. The user has unlimited access to this e-learning tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

During the quarter ended March 31, 2017, twenty-six Z-Coach Aviation subscriptions were sold to nine customers resulting in total customer sales of $9,000. As of March 31, 2017, and December 31, 2016, the Company has deferred revenue of $15,000 and $22,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $37,000 and $23,000 in cost of revenue during the quarters ended March 31, 2017 and March 31, 2016, respectively related to Z-Coach aviation subscriptions. The costs of revenue include software amortization and hosting fees incurred to provide the Z-Coach product to subscribers. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months.

Engineering and Development Costs and Expenses

	For the three months ended March 31,		Variance
	2017	2016	Incr (decr)
Wages and benefits	$275,000	$209,000	$66,000
Professional fee and advisors	126,000	133,000	(7,000)
Parts and shop supplies	55,000	101,000	(46,000)
Computer and software maintenance	15,000	11,000	4,000
Depreciation and amortization	12,000	20,000	(8,000)
Other costs and expenses	2,000	11,000	(9,000)
	485,000	485,000	-
Stock compensation expense	8,000	7,000	1,000
Total Engineering and Development	$493,000	$492,000	$1,000

Engineering and development expenses for the quarter ended March 31, 2017 amounted to $493,000 as compared to $492,000 in 2016. Non-cash stock-based compensation expense attributable to stock options for the quarter ended March 31, 2017 was $8,000, compared with $7,000 for the quarter ended March 31, 2016.

General and Administrative Costs and Expenses

	For the three months ended March 31,		Variance
	2017	2016	Incr (decr)
Wages and benefits	$405,000	$191,000	$214,000
Professional fee and advisors	195,000	117,000	78,000
Facilities and occupancy	40,000	37,000	3,000
Insurance	9,000	9,000	-
Conferences and travel	42,000	18,000	24,000
Depreciation and amortization	3,000	2,000	1,000
Other costs and expenses	36,000	26,000	10,000
	730,000	400,000	330,000
Stock compensation expense	95,000	24,000	71,000
Total General and Administrative	$825,000	$424,000	$401,000

General and administrative expense for the quarter ended March 31, 2017 amounted to $825,000 compared to $424,000 in 2016. Non-cash stock-based compensation expense for the quarter ended March 31, 2017 was $95,000 compared to $24,000 for the quarter ended March 31, 2016. The increase in stock compensation expense reflects grants made 2016 and during the first quarter of 2017. Excluding the non-cash stock-based compensation expense, general and administrative expense for the quarter ended March 31, 2017 amounted to $730,000 compared to $400,000 in 2016. The increase of $330,000 of spending in 2017 is attributed to headcount increases in our sales and operations teams and increases in professional fees and advisors reflecting the growth of the company since 2016.

Other Income and Expense

	For the three months ended March 31,		Variance
	2017	2016	Incr (decr)
Interest expense	$(156,000)	$-	$156,000
Other income	1,000	1,000	-
	$(155,000)	$1,000	$156,000

During the first quarter of 2017, the Company recognized $44,000 in interest expense on the 6% convertible notes and $112,000 of discount amortization related to convertible notes issued in the second half of 2016.

Net Loss Attributed to Common Shareholders

The net loss for the quarter ended March 31, 2017 was $1,501,000, compared with a net loss in 2016 of $937,000.

During the first quarter of 2016, in connection with the issuance of the 6,042,000 shares of Series C-3 Preferred stock, the Company valued the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. The fair value of our common stock on the date of issuance was compared to the effective conversion price, and in order to measure the value of the non-cash beneficial conversion feature inherent to the convertible preferred shares. This beneficial conversion feature of $549,000 is reflected in the condensed consolidated statements of operations for the quarter ended March 31, 2016.  Preferred stock dividends amounted to $62,000 in each of the quarters ended March 31, 2017 and 2016.

The net loss attributable to common stockholders for the quarter ended March 31, 2017 was $1,563,000 as compared to a net loss attributable to common stockholders of $1,548,000 for the quarter ended March 31, 2016. The weighted average basic and diluted common shares outstanding amounted to 47,161,000 and 45,796,000 for each of the quarters ended March 31, 2017 and 2016, respectively. Basic and diluted loss per common share for each of the quarters ended March 31, 2017 and 2016 was $0.03.

Liquidity and Capital Resources

As of March 31, 2017, cash and cash equivalents totaled $892,000, a net decrease of $1,117,000 since the beginning of the year. During the three months ended March 31, 2017 we used $1,116,000 of cash in operating activities. A net loss of $1,501,000 was adjusted for $261,000 in non-cash expenses for depreciation, amortization and stock-based compensation, and $124,000 in changes in working capital components which resulted in $1,116,000 of cash used by operating activities. The change in cash used in operations of $323,000 in 2017 compared to the comparable period in 2016 was driven by the increase in the net loss. In 2016, the net loss of $937,000 was adjusted for $72,000 in non-cash expenses for depreciation, amortization and stock-based compensation and $72,000 in changes in components of working capital.

The Company invested $11,000 in capitalized software and property and equipment in the quarter ended March 31, 2017 compared to the investment of $15,000 in the quarter ended March 31, 2016.

During the three months ended March 31, 2017, the Company generated $10,000 in cash from financing activities from an exercise of a common stock warrant. During the first quarter of 2016, net proceeds of $1,114,000 was generated from the issuance of Series C-3 convertible preferred shares.

Current Cash Outlook and Management Plans

As of March 31, 2017, we have cash on hand of $892,000, working capital of $545,000, stockholders’ equity of $196,000 and an accumulated deficit of $76,920,000.

Management estimates that the 2017 cash needs, based on its current development and product plans, will range from $4.0 to $4.6 million. As of March 31, 2017, the Company’s cash and cash equivalents on hand is not be sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

During the first quarter of 2017, the board of directors authorized the issuance of Senior Convertible Promissory Notes and Warrants to be sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering will be made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Company will offer up to $3 million in 6% senior convertible promissory notes with a five-year maturity. The conversion price of the notes will be fixed on the date of issuance at the lower of $0.50 per share or 60% of the market price as determined based on the 90-day volume weighted average price on the date of the agreement. The investors will receive warrants to purchase an aggregate number of shares of the Company’s common stock to equal 10% of the number of shares issuable upon the conversion of the notes. The exercise price of the warrants will be fixed on the date of issuance at the lower of $0.50 per share or 60% of the market price of the Company's common stock as determined based on the 90-day volume weighted average price on the date of the agreement. No notes had been issued as of the date of this filing.

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

The Company’s ability to fund its current and future commitments out of its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division; and (ii) decrease engineering and development and administrative expenses. If these and other factors are not met, the Company would need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of March 31, 2017, and December 31, 2016, there were no accrued interest or penalties related to uncertain tax positions.

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

Recent Accounting Pronouncements

See Note 2 to the Company’s condensed consolidated financial statements for discussion of recently issued, but not yet effective, accounting pronouncements.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of March 31, 2017, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes to the risk factors facing the Company as disclosed in our Form 10-K for the year ended December 31, 2016.

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
None.

101

The following materials from CurAegis Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2017 and 2016 (ii) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of  a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS TECHNOLOGIES, INC.

Dated: May 9, 2017	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

Dated: May 9, 2017	By:	/s/ Kathleen A. Browne
Kathleen A. Browne
Chief Financial and Accounting Officer