Form 10-Q
period 2017-06-30
CurAegis Technologies, Inc.
filed 2017-08-08
CIK 1063197

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 8, 2017
Common Stock, $0.01 par value	48,219,265

CURAEGIS TECHNOLOGIES, INC.

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016	3

	Condensed Consolidated Statements of Operations – Three and Six Month Periods Ended June 30, 2017 and 2016 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) – Six Month Period Ended June 30, 2017 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows – Six Month Periods Ended June 30, 2017 and 2016 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURE PAGE		28

EXHIBITS

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

  CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$67,000	$2,009,000
Accounts receivable	6,000	10,000
Inventory	-	24,000
Prepaid expenses and other current assets	40,000	48,000
Total current assets	113,000	2,091,000

Software (net)	258,000	227,000
Property and equipment (net)	136,000	117,000
Total non-current assets	394,000	344,000

Total Assets	$507,000	$2,435,000

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
Accounts payable	$203,000	$143,000
Other current liabilities	159,000	103,000
Accrued interest	125,000	35,000
Deferred revenue	15,000	22,000
Capital lease obligation - current	2,000	2,000
Total current liabilities	504,000	305,000

Capital lease obligation, non-current	3,000	4,000
Senior convertible notes (net)	821,000	543,000

Total Liabilities	1,328,000	852,000

Commitments and other matters (Note 11)	-	-

Stockholders' (deficiency) equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C, voting, convertible, no dividend, shares issued and outstanding at June 30, 2017 and December 31, 2016: 15,937,500 and 16,000,000, respectively	159,000	160,000
Series C-2, voting, convertible, no dividend, shares issued and outstanding at June 30, 2017 and December 31, 2016: 25,000,000 and 25,000,000, respectively	250,000	250,000
Series C-3, voting, convertible, no dividend, shares issued and outstanding at June 30, 2017 and December 31, 2016: 3,972,000 and 5,022,000, respectively	40,000	50,000
Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at June 30, 2017 and December 31, 2016: 543,221 and 543,221, respectively	5,000	5,000
Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at June 30, 2017 and December 31, 2016: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at June 30, 2017 and December 31, 2016: 48,219,265 and 47,066,765, respectively	482,000	470,000
Additional paid-in capital	76,551,000	76,065,000
Accumulated deficit	(78,309,000)	(75,418,000)

Total Stockholders' (Deficiency) Equity	(821,000)	1,583,000

Total Liabilities and Stockholders' (Deficiency) Equity	$507,000	$2,435,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Revenue	$8,000	$5,000	$17,000	$6,000
Cost of Revenue	37,000	34,000	74,000	57,000

Loss on Revenue	(29,000)	(29,000)	(57,000)	(51,000)

Costs and expenses:
Engineering and development:
E&D costs, excluding stock-based compensation	459,000	468,000	944,000	953,000
Stock-based compensation	8,000	6,000	16,000	13,000
Total engineering and development	467,000	474,000	960,000	966,000
General and administrative:
G&A costs, excluding stock-based compensation	709,000	532,000	1,439,000	932,000
Stock-based compensation	21,000	39,000	116,000	63,000
Total general and administrative	730,000	571,000	1,555,000	995,000

Total costs and expenses	1,197,000	1,045,000	2,515,000	1,961,000

Loss from operations	(1,226,000)	(1,074,000)	(2,572,000)	(2,012,000)

Interest expense	(165,000)	-	(321,000)	-
Other income	1,000	1,000	2,000	2,000
Non-operating (expense) income	(164,000)	1,000	(319,000)	2,000

Loss before income taxes	(1,390,000)	(1,073,000)	(2,891,000)	(2,010,000)

Income taxes	-	-	-	-

Net Loss	(1,390,000)	(1,073,000)	(2,891,000)	(2,010,000)

Preferred stock beneficial conversion feature	-	51,000	-	600,000
Preferred stock dividends	62,000	62,000	124,000	124,000

Net Loss attributable to common stockholders	$(1,452,000)	$(1,186,000)	$(3,015,000)	$(2,734,000)

Net Loss per common share attributable to common stockholders
Basic and Diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Weighted average number of shares of common stock:
Basic and Diluted	47,810,000	45,797,000	47,591,000	45,797,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders Equity (Deficit)
(Unaudited)

	Class C Preferred Stock		Class C-2 Preferred Stock		Class C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2016	16,000,000	$160,000	25,000,000	$250,000	5,022,000	$50,000	543,221	$5,000	67,500	$1,000	47,066,765	$470,000	$76,065,000	$(75,418,000)	$1,583,000

Conversion of C-3 preferred shares to common					(1,050,000)	(10,000)					1,050,000	10,000			-
Conversion of C preferred shares to common	(62,500)	(1,000)									62,500	1,000			-
Exercise of common stock warrant											40,000	1,000	9,000		10,000
Issuance of warrants with convertible note													58,000		58,000
Beneficial conversion feature on convertible note													287,000		287,000
Stock-based compensation													132,000		132,000
Net Loss														$(2,891,000)	(2,891,000)

Balance at June 30, 2017	15,937,500	$159,000	25,000,000	$250,000	3,972,000	$40,000	543,221	$5,000	67,500	$1,000	48,219,265	$482,000	$76,551,000	$(78,309,000)	$(821,000)

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash flows from operating activities:
Net loss	$(2,891,000)	$(2,010,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,000	84,000
Amortization of discount reported as interest	231,000	-
Stock-based compensation	132,000	76,000
Changes in working capital items:
Accounts receivable	4,000	(32,000)
Inventory	24,000	(7,000)
Prepaid expenses and other current assets	8,000	(10,000)
Accounts payable and other accrued expenses	205,000	106,000
Deferred revenue	(7,000)	41,000

Net cash used in operating activities	(2,202,000)	(1,752,000)

Cash flows from investing activities:
Investment in property, equipment and software	(142,000)	(35,000)

Net cash used in investing activities	(142,000)	(35,000)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	392,000	-
Net proceeds from sales of preferred stock	-	1,204,000
Proceeds from exercise of common stock warrant	10,000	-

Net cash provided by financing activities	402,000	1,204,000

Net (decrease) in cash and cash equivalents	(1,942,000)	(583,000)

Cash and cash equivalents at beginning of period	2,009,000	1,241,000

Cash and cash equivalents at end of period	$67,000	$658,000

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

Management Plans As of June 30, 2017, we have cash on hand of $67,000, working capital deficit of $391,000, a deficit in stockholders’ equity of $821,000 and an accumulated deficit of $78,309,000. During the six months ended June 30, 2017, we raised gross proceeds of $400,000 through the issuance of 6% senior convertible notes and warrants. These proceeds have been used to support the development and marketing of our core technologies and product initiatives.

Management estimates that the 2017 cash needs, based on its current development and product plans, will range from $4.0 to $4.6 million. As of June 30, 2017, the Company’s cash and cash equivalents on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

During the first quarter of 2017, the board of directors authorized the issuance of up to $3 million in 6% Senior Convertible Promissory Notes and Warrants (the “2017 Convertible Notes”) in connection with the May 31, 2017 Securities Purchase Agreement (the “2017 SPA”). The 2017 Convertible Notes have a five year maturity and a fixed annual interest rate of 6%. The offering is available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. During the three and six month periods ended June 30, 2017, the Company issued $400,000 in 2017 Convertible Notes.

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

The Company’s ability to fund its current and future commitments out of its available cash depends on the Company’s ability to launch and generate sales from the CURA division.  If this factor is not met, the Company would need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

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

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at June 30, 2017). As of June 30, 2017, each of the subsidiaries is non-operational.

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

Inventory: Inventory is stated at the lower of cost or market with cost determined under the average cost method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The allowance for excess, obsolete or slow-moving inventory was zero at June 30, 2017 and December 31, 2016.

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  The allowance for doubtful accounts was zero at June 30, 2017 and December 31, 2016.

Software, Property and Equipment: Capitalized software, property and equipment are stated at cost. Estimated useful lives are as follows:

Software (in years)		3
Office equipment (in years)	5	-	7
Leasehold improvements	lesser of useful life or lease term

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and significant repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and software amortization expense for the three months ended June 30, 2017 and 2016 amounted to $46,000 and $43,000, respectively. Depreciation and software amortization expense for the six months ended June 30, 2017 and 2016 amounted to $92,000 and $84,000, respectively.

Whenever events or circumstances indicate, our long-lived assets including any intangible assets with finite useful lives are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, impairment may be indicated. The carrying amount is compared to the estimated discounted cash flows and if there is an excess such amount is recorded as impairment. During the six months ended June 30, 2017 and 2016, we recorded no impairment charges.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at June 30, 2017. The carrying amount of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The carrying amount of capital lease obligations and notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms. The 6% senior convertible notes can be converted into common stock which had an underlying value of $10,880,000 based on the trading price on June 30, 2017.

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

Engineering and Development and Patents: Engineering and development costs including patent expenses are charged to operations as incurred. Engineering and development includes personnel-related costs, materials and supplies, depreciation and consulting services. After technology feasibility has been achieved, software development costs are capitalized until the product is ready for release to customers.

Patent costs for the three months ended June 30, 2017 and 2016 amounted to $44,000 and $7,000, respectively, and are included in general and administrative expenses. Patent costs for the three and six months ended June 30, 2017 and 2016 amounted to $74,000 and $24,000, respectively, and are included in general and administrative expenses.

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

FASB ASC 505-50, “Equity-Based Payments to Non-Employees,” requires all share-based payments to non-employees, including grants of stock options, to be recognized in the consolidated financial statements as compensation expense generally over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, we quarterly revalue the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and we adjust the expense recognized in the consolidated financial statements accordingly.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of June 30, 2017, and December 31, 2016, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At June 30, 2017 and 2016, we excluded 72,197,708 and 59,389,756 potential common shares, respectively, relating to convertible preferred stock, convertible notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at June 30, 2017 and 2016 as the conditions for their vesting are not time-based.

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

Other FASB Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09 Compensation -Stock Compensation (Topic 718) "Scope of Modification Accounting." This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This amendment is effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

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

NOTE 3 - 6% SENIOR CONVERTIBLE NOTES AND WARRANTS

The following is a summary of Senior Convertible Notes outstanding.

	June 30, 2017	December 31, 2016

2016 Convertible Notes	$3,000,000	$3,000,000
2017 Convertible Notes	400,000	-
Debt Discount at issuance	(2,904,000)	(2,551,000)
Amortization of debt discount (cumulative)	325,000	94,000
6% Senior Convertible Notes (net)	$821,000	$543,000

During the first quarter of 2017, the board of directors authorized the issuance of up to $3 million in 6% Senior Convertible Promissory Notes and Warrants (the “2017 Convertible Notes”) in connection with the May 31, 2017 Securities Purchase Agreement (the “2017 SPA”). The 2017 Convertible Notes have a five year maturity and a fixed annual interest rate of 6%. The initial year of interest expense will be paid to the note holders on the first anniversary of each note's issuance and quarterly thereafter. Principal is due in full on each note's maturity date. The conversion rate of the notes was fixed at $0.50 per share as determined at the close of business on May 31, 2017. The investors were granted warrants to purchase an aggregate number of shares of common stock equal to 10% of the number of shares issuable upon the conversion of the notes. The warrants have a fixed exercise price of $0.50 and a ten-year term from the date of issuance. The notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. During the three and six month periods ended June 30, 2017, the Company issued $400,000 in 2017 Convertible Notes and 80,000 warrants.

The Company allocated $353,000 of the proceeds from the 2017 SPA to debt discount based on the computed fair value of the warrants issued, the beneficial conversion feature and the debt issuance costs. During the three and six months ended June 30, 2017 the Company recorded $1,000 in interest expense and amortization of debt discount of $6,000.  As of June 30, 2017, the 2017 Convertible Notes have a face value of $400,000 and are presented net of unamortized debt discount of $347,000 related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $53,000.

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

The Company allocated $2,551,000 of the proceeds from the 2016 SPA to debt discount based on the computed fair value of the warrants issued, the beneficial conversion feature and the debt issuance costs. During the six months ended June 30, 2017 the Company recorded $89,000 in interest expense and amortization of debt discount of $225,000. During the three months ended June 30, 2017 the Company recorded $45,000 in interest expense and amortization of debt discount of $113,000. As of June 30, 2017, the 2016 Convertible Notes have a face value of $3,000,000 and are presented net of unamortized debt discount of $2,232,000 related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $768,000.

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

NOTE 5 - SOFTWARE

The Company has invested in software for the CURA System and these assets are amortized over an estimated useful life of 3 years. Amortization expense recognized for the three months ended June 30, 2017 and 2016 was $31,000 and $29,000, respectively. Amortization expense recognized for the six months ended June 30, 2017 and 2016 was $63,000 and $56,000, respectively. Future amortization expense is expected to be $62,000 in 2017, $92,000 in 2018, $10,000 in 2019, and $4,000 thereafter.

During the second quarter of 2017, the Company reached technological feasibility on the CURA System and as such began capitalizing engineering and related software development costs. As of June 30, 2017, the Company had capitalized $94,000 in such software development costs. These costs will continue to accumulate until the CURA System is available for general release.

NOTE 6 - PROPERTY AND EQUIPMENT

At June 30, 2017 and December 31, 2016 property and equipment consist of the following:

	June 30, 2017	December 31, 2016
Office equipment	$247,000	$244,000
Shop equipment	184,000	173,000
Leasehold improvements	253,000	253,000
Construction-in-process	34,000	-
	718,000	670,000

Less accumulated depreciation	582,000	553,000
Net property and equipment	$136,000	$117,000

Depreciation expense for the three months ended June 30, 2017 and 2016 was $15,000 and $14,000 respectively.  Depreciation expense for the six months ended June 30, 2017 and 2016 was $29,000 and $28,000 respectively.

NOTE 7- BUSINESS SEGMENTS

The Company has two operating business segments. The CURA business operates in the fatigue management industry and the Aegis business is focused in the power and hydraulic industry.

Segment information for the three months ended June 30, 2017 for the company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$8,000	$-	$-	$8,000
Loss on revenue	(29,000)	-	-	(29,000)
Total costs and expenses	666,000	137,000	394,000	1,197,000
Loss from operations	(695,000)	(137,000)	(394,000)	(1,226,000)
Other (expense)	-	-	(164,000)	(164,000)
Net loss	$(695,000)	$(137,000)	$(558,000)	$(1,390,000)

Stock compensation expense	$2,000	$2,000	$25,000	$29,000
Depreciation and amortization	$38,000	$5,000	$3,000	$46,000
Capital expenditures	$97,000	$34,000	$-	$131,000
Assets at June 30, 2017	$308,000	$71,000	$128,000	$507,000

Segment information for the six months ended June 30, 2017 for the company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$17,000	$-	$-	$17,000
Loss on revenue	(57,000)	-	-	(57,000)
Total costs and expenses	1,425,000	269,000	821,000	2,515,000
Loss from operations	(1,482,000)	(269,000)	(821,000)	(2,572,000)
Other (expense)	-	-	(319,000)	(319,000)
Net loss	$(1,482,000)	$(269,000)	$1,140,000	$(2,891,000)

Stock compensation expense	$78,000	$4,000	$50,000	$132,000
Depreciation and amortization	$75,000	$11,000	$6,000	$92,000
Capital expenditures	$108,000	$34,000	$-	$142,000
Assets at June 30, 2017	$308,000	$71,000	$128,000	$507,000

Segment information for the three months ended June 30, 2016 for the company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$5,000	-	-	$5,000
Loss on revenue	(29,000)	-	-	(29,000)
Total costs and expenses	470,000	$209,000	366,000	1,045,000
Loss from operations	(499,000)	(209,000)	(366,000)	(1,074,000)
Other income	-	-	1,000	1,000
Net loss	$(499,000)	$(209,000)	$(365,000)	$(1,073,000)

Stock compensation expense	$27,000	$3,000	$15,000	$45,000
Depreciation and amortization	$30,000	$10,000	$3,000	$43,000
Capital expenditures	$12,000	$-	$8,000	$20,000
Assets at June 30, 2016	$313,000	$97,000	$748,000	$1,158,000

Segment information for the six months ended June 30, 2016 for the company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$6,000	-	-	$6,000
Loss on revenue	(51,000)	-	-	(51,000)
Total costs and expenses	917,000	$376,000	668,000	1,961,000
Loss from operations	(969,000)	(376,000)	(667,000)	(2,012,000)
Other income	-	-	2,000	2,000
Net loss	$(969,000)	$(376,000)	$(665,000)	$(2,010,000)

Stock compensation expense	$47,000	$6,000	$23,000	$76,000
Depreciation and amortization	$58,000	$21,000	$5,000	$84,000
Capital expenditures	$27,000	$-	$8,000	$35,000
Assets at June 30, 2016	$313,000	$97,000	$748,000	$1,158,000

NOTE 8— PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the six months ended June 30, 2017 we issued 1,050,000 shares of common stock in connection with conversion notices received from Series C-3 convertible preferred shareholders, 62,500 shares of common stock in connection with a conversion notice received from a Series C preferred shareholder and 40,000 shares of common upon the exercise of a common stock warrant. The Company did not issue any shares of common stock during the six months ended June 30, 2016.

Preferred Stock

Our certificate of incorporation permits the Company to issue up to 100,000,000 shares of $.01 par value preferred stock.

Class A Preferred Stock

At June 30, 2017 and December 31, 2016, there were 543,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 534,512 outstanding shares of Class A Preferred stock was $2,645,000 at June 30, 2017 and $2,538,000 at December 31, 2016.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was $2,645,000 and $2,538,000 at June 30, 2017 and December 31, 2016, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

Class B Preferred Stock

At June 30, 2017 and December 31, 2016, there were 67,500 outstanding shares of Class B Preferred stock. The value of dividends payable upon the conversion of the outstanding shares of Class B Preferred stock was $403,000 at June 30, 2017 and $386,000 at December 31, 2016.

In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders and our Class A Preferred shareholders, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $403,000 and $386,000 at June 30, 2017 and December 31, 2016, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

Series C Preferred Stock

At June 30, 2017 and December 31, 2016, there were 15,937,500 and 16,000,000 shares of Series C Preferred stock outstanding, respectively. During the first quarter of 2017, one Series C Preferred shareholder converted 62,500 shares of Series C Preferred into common stock. The value of the Series C Preferred shareholders’ liquidation preference was $6,375,000 at June 30, 2017 and $6,400,000 at December 31, 2016.

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

Series C-2 Preferred Stock

At June 30, 2017 and December 31, 2016, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at June 30, 2017 and December 31, 2016.

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

Series C-3 Preferred Stock

During 2016, the Company issued a total of 6,042,000 shares of Series C-3 Voting Convertible Preferred Stock in a private placement transaction, generating nets proceeds of $1,495,000 after related legal costs.

In connection with the issuance of the Series C-3 Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature, for the six months ended June 30, 2016, was $600,000, and is reflected in our condensed consolidated statements of operations as an adjustment to arrive at the net loss attributable to common stockholders.

During the six months ended June 30, 2017 we issued 1,050,000 shares of common stock in connection with conversion notices received from Series C-3 convertible preferred shareholders.

NOTE 9 — STOCK OPTIONS

2011 and 2016 Stock Option Plan

The 2016 Stock Option Plan (the “2016 Plan”) provides for the grant of up to 3,000,000 common stock options as equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2016 Plan: non-qualified stock options and incentive stock options. No options have been granted under the 2016 plan as of June 30, 2017.

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

During the six months ended June 30, 2017, we granted a total of 235,000 and stock options to new and existing employees and advisors. The options granted had exercise prices ranging from $0.65 to $1.00 per share, exercisable for 10 years. These options vest in four tranches at a rate of 25% per year on each of the four anniversary dates from the date of grant.

As of June 30, 2017, there were 2,782,000 stock options outstanding under the 2011 Plan, 1,535,000 of which were vested. At June 30, 2017, there were 218,000 options remaining available for future grant under the 2011 Plan. No options expired or were cancelled during the six month period ended June 30, 2017. During the six month period ended June 30, 2016, 3,000 options were cancelled.

The expense recognized for options that are granted to consultants (i.e., non-employees) reflect fair value, based on updated valuation assumptions using the Black-Scholes valuation model at each measurement period. Such expense is apportioned over the requisite service period of the consultant, which is concurrent with the vesting dates of the various tranches.

As of June 30, 2017, there were a total of 6,900,000 non-plan options outstanding, of which 4,750,000 were fully vested. In the six months ended June 30, 2017 and 2016, no non-plan stock options were vested, cancelled, or forfeited.

Summary   For the three months ended June 30, 2017 and 2016, compensation cost related to all stock options amounted to $29,000 and $45,000, respectively. For the six months ended June 30, 2017 and 2016, compensation cost related to all stock options amounted to $132,000 and $76,000, respectively. As of June 30, 2017, there was $386,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average 1.4 years.

The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2017 and 2016 was $0.76 and $0.44, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2017 and 2016 was $3,000 and $10,000, respectively.

The fair value of options granted during the six month periods ended June 30, 2017 and 2016 were measured on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017	2016
Expected Term (years)	6.6%	5.1%
Expected forfeiture rate	0.0%	0.0%
Risk-free rate	2.1%	2.1%
Volatility	130%	132%
Dividend yield	0.0%	0.0%

Included in the 2016 assumptions, above, is the impact of 327,000 stock options, that were granted under the 2011 Plan, that will vest based on certain market conditions, specifically these options will fully vest upon the first day the trading price of the common stock of the Company shall be $5.00 per share.

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the three months ended June 30, 2017:

			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2017	9,447,000	$.53	4.8	$2,016,000
Granted	235,000
Exercised	-	-
Canceled or expired	-	-

Outstanding at June 30, 2017	9,682,000	$.54	4.4	$3,173,000

Exercisable at June 30, 2017	6,285,000	$.61	3.9	$1,679,000

As of June 30, 2017, the exercise prices of all outstanding stock options ranged from $.20 per share to $5.00 per share.

NOTE 10 - WARRANTS

The following table summarizes the activity of the outstanding warrants as of June 30, 2017:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
		Exercise		Contractual	Intrinsic
	Shares	Price		Term	Value

Outstanding at January 1, 2017	4,218,500	$.95	(a)	6.1 (b)
Granted	80,000	.50
Exercised	(40,000)	$0.25
Expired	(150,000)	$5.00
Outstanding at June 30, 2017	4,108,500	$.69	(a)	6.0 (d)	$1,226,000

Exercisable at June 30, 2017	3,483,500	$.65	(d)	5.8 (c)	$1,223,000

(a)	The weighted average exercise price for warrants outstanding as of June 30, 2017 excludes 1,750,000 warrants with no determined exercise price.
(b)	The weighted average remaining contractual term for warrants outstanding as of June 30, 2017 excludes 743,500 warrants with no expiration date.
(c)	The weighted average remaining contractual term for warrants exercisable as of June 30, 2017 excludes 118,500 warrants with no expiration date.
(d)	The weighted average exercise price for warrants exercisable as of June 30, 2017 excludes 1,625,000 warrants with no determined exercise price.

NOTE 11 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership, with which one of our directors, is associated. In 2014, we extended our lease for a three-year renewal term through May 31, 2018. The current rental rate is $6,000 per month ($75,000 per annum) for the remainder of the current lease term. In addition, we are required to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. The lease agreement has a three-year renewal option that includes a 9% rate increase at the renewal period that includes the period from September 2018 through May 2021.  Rent expense for the six months ended June 30, 2017 and 2016 was $38,000 and $38,000, respectively. Future rent payments required under the lease for the years ending December 31, 2017 and 2018 amount to $38,000 and $31,000, respectively.

During the first quarter of 2017, the Company initiated a purchase order with a third party vendor to manufacture and assemble the myCadian watch. In connection with this agreement, the Company agreed to a cancellation charge for products purchased on behalf of the Company in the instance that the purchase order is subsequently modified or cancelled. The Company estimates that approximately $531,000 in components have been purchased by the vendor on our behalf as of June 30, 2017.

NOTE 12- SUBSEQUENT EVENTS

On July 12, 2017, Richard A. Kaplan, chief executive officer and director of the Company, invested $100,000 in the 2017 Convertible Notes. Mr. Kaplan received 20,000 common stock warrants in connection with this investment. The Company issued an additional $150,000 in 2017 Convertible Notes  and 30,000 warrants  subsequent to June 30, 2017 in accordance with the 2017 SPA described in Note 3. The warrants are exercisable for up to ten years from the date of issue at an exercise price of $0.50 per share. The descriptions of the 2017 SPA, the subsequent closing, and the 2017 Convertible Notes and Warrants are qualified in their entirety by reference to the Exhibits, which are attached hereto and incorporated herein by reference.

On August 4, 2017, the board of directors authorized an amendment to the 2017 SPA providing that, investors purchasing a principal amount of  $500,000 or more will receive warrants to purchase an aggregate number of shares of the Company's common stock equal to 25% of the number of shares issuable upon the conversion of the 2017 Convertible Notes.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 and the related condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 and the related condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the "Safe Harbor" for many reasons including, but not limited to, those discussed under the heading “Forward Looking Statements” below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

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

CURA Division: the myCadian ™ watch, the CURA System, and Z-Coach e-learning

The Company’s CURA division is developing a proprietary technology and suite of products designed to (i) measure the decrease in a person’s alertness and (ii) train individuals on how to improve alertness levels. The CURA System and the myCadian watch will enable the user and third parties to anticipate, identify and avert undesired or disastrous situations caused by the degradation of alertness. With the information provided from the CURA software analytics, employees can work with Z-Coach, our proprietary sleep training and education solution, to correct sleep issues and improve overall wellness.

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

The myCadian watch is a wearable device developed using physiological monitoring hardware and our proprietary CURA (Circadian User Risk Assessment) software and is designed to predict and detect a degradation of alertness in a user and reveal sleep and fatigue problems. The CURA System will contain an emergency notification function through the use of a panic button or in sensing a lack of motion would generate a third party panic notification. The CURA System will include:

●	a proprietary tool that combines signal processing and pattern recognition to guide users and third parties about the alertness of the wearer,
●	a risk assessment that identifies the degradation of alertness potentially affecting the wearer’s ability to perform tasks,
●	a comprehensive assessment for alertness, sleep and overall wellness,
●	real-time reporting that distills complex data into actionable information on mobile and desktop platforms,
●	predictive reporting for a user to take action when alertness begins to wane - before fatigue becomes dangerous,
●	panic button,
●	flexible settings to provide employers a customized tool within existing safety definitions and to create protocols for a unique environment, and
●	pricing that makes it affordable across a broad-based workforce.

Management is continuing its engineering and product testing in tandem with marketing and sales programs in support of the planned launch of the CURA System for the third quarter of 2017.

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

Aegis Division: Hydraulic Pumps and Motors

The Aegis pump has been designed to be smaller, more efficient, and have a significantly lower cost than current products on the market. The development of our hydraulic pump has taken on added significance in light of U.S. government emissions regulations for off road diesel engines. To help achieve these standards, companies are attempting to run diesel engines, and their hydraulic pumps, at lower rotational speeds. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in rotational speed. Among other advantages, the Aegis hydraulic pump technology allows a larger displacement pump to fit into the same or smaller footprint than that of existing pumps (“power density”). This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

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

Our next steps will be to begin the manufacture of a production prototype in tandem with a potential customer thereby designing to a specific customer application. We believe we will have completed the design and manufacture of a production prototype in the third quarter of 2017.

Results of Operations for the three months ended June 30, 2017 and 2016

Revenue, Cost of Revenue and Gross Margin (Loss)

	For the three months ended June 30,		Variance
	2017	2016	Incr (decr)
Revenue	$8,000	$5,000	$3,000
Cost of revenue	37,000	34,000	3,000
Loss on revenue	$(29,000)	$(29,000)	$-

The Company recorded $8,000 in revenue for the quarter ended June 30, 2017. The Company began offering the Z-Coach Aviation program in the first quarter of 2016. Z-Coach provides fatigue safety training over a twelve month subscription period. The user has unlimited access to this e-learning tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

During the quarter ended June 30, 2017, eighty-five Z-Coach Aviation subscriptions were sold to three customers resulting in total customer sales of $8,000. As of June 30, 2017, and December 31, 2016, the Company has deferred revenue of $15,000 and $22,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $37,000 and $34,000 in cost of revenue during the quarters ended June 30, 2017 and June 30, 2016, respectively, related to Z-Coach aviation subscriptions. The costs of revenue include software amortization and hosting fees incurred to provide the Z-Coach product to subscribers. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months.

Engineering and Development Costs and Expenses

	For the three months ended June 30,		Variance
	2017	2016	Incr (decr)
Wages and benefits	$222,000	$225,000	$(3,000)
Professional fee and advisors	84,000	125,000	(41,000)
Parts and shop supplies	123,000	72,000	51,000
Computer and software maintenance	13,000	13,000	-
Depreciation and amortization	11,000	12,000	(1,000)
Other costs and expenses	6,000	21,000	(15,000)
	459,000	468,000	(9,000)
Stock compensation expense	8,000	6,000	2,000
Total Engineering and Development	$467,000	$474,000	$(7,000)

Engineering and development expenses for the quarter ended June 30, 2017 amounted to $467,000 as compared to $474,000 in the quarter ended June 30, 2016. Non-cash stock-based compensation expense attributable to stock options for the quarter ended June 30, 2017 was $8,000, compared with $6,000 for the quarter ended June 30, 2016.  During the second quarter of 2017, the Company capitalized $94,000 of engineering labor, benefits and  softeware development costs as management deemed that technological feasibility has been achieved for the CURA System.

General and Administrative Costs and Expenses

	For the three months ended June 30,		Variance
	2017	2016	Incr (decr)
Wages and benefits	$407,000	$318,000	$89,000
Professional fee and advisors	141,000	76,000	65,000
Facilities and occupancy	34,000	38,000	(4,000)
Insurance	28,000	24,000	4,000
Conferences and travel	38,000	29,000	9,000
Shareholder	23,000	36,000	(13,000)
Depreciation and amortization	3,000	2,000	1,000
Other costs and expenses	35,000	9,000	26,000
	709,000	532,000	177,000
Stock compensation expense	21,000	39,000	(18,000)
Total General and Administrative	$730,000	$571,000	$159,000

General and administrative expense for the quarter ended June 30, 2017 amounted to $730,000 compared to $571,000 during the quarter ended June 30, 2016. Non-cash stock-based compensation expense for the quarter ended June 30, 2017 was $21,000 compared to $39,000 for the quarter ended June 30, 2016. Excluding the non-cash stock-based compensation expense, general and administrative expense for the quarter ended June 30, 2017 amounted to $709,000 compared to $532,000 in 2016. The increase of $159,000 of spending in 2017 is attributed to headcount increases in our sales and operations teams and increases in professional fees and advisors reflecting the growth of the company since 2016.

Other Income and Expense

	For the three months ended June 30,		Variance
	2017	2016	Incr (decr)
Interest expense	$(165,000)	$-	$165,000
Other income	1,000	1,000
	$(164,000)	$1,000	$165,000

During the second quarter of 2017, the Company recognized $46,000 in interest expense on the 6% convertible notes and $119,000 of discount amortization related to convertible notes 2016 and 2017.

Net Loss Attributed to Common Shareholders for the three months ended June 30, 2017 and 2016

The net loss for the quarter ended June 30, 2017 was $1,390,000, compared with a net loss in the quarter ended June 30, 2016 of $1,073,000.

Preferred stock dividends amounted to $62,000 in each of the quarters ended June 30, 2017 and 2016. During the first quarter of 2016, in connection with the issuance of Series C-3 Preferred stock, the Company valued the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. The fair value of our common stock on the date of issuance was compared to the effective conversion price, and in order to measure the value of the non-cash beneficial conversion feature inherent to the convertible preferred shares. This beneficial conversion feature of $51,000 is reflected in the condensed consolidated statements of operations for the quarter ended June 30, 2016.

The net loss attributable to common stockholders for the quarter ended June 30, 2017 was $1,452,000 as compared to a net loss attributable to common stockholders of $1,186,000 for the quarter ended June 30, 2016. The weighted average basic and diluted common shares outstanding amounted to 47,810,000 and 45,797,000 for each of the quarters ended June 30, 2017 and 2016, respectively. Basic and diluted loss per common share for each of the quarters ended June 30, 2017 and 2016 was $0.03.

Results of Operations for the six months ended June 30, 2017 and 2016

Revenue, Cost of Revenue and Gross Margin (Loss)

	For the six months ended June 30,		Variance
	2017	2016	Incr (decr)
Revenue	$17,000	$6,000	$11,000
Cost of revenue	74,000	57,000	17,000
Loss on revenue	$(57,000)	$(51,000)	$(6,000)

The Company recorded $17,000 in revenue during the six months ended June 30, 2017. The Company began offering the Z-Coach Aviation program in the first quarter of 2016. Z-Coach provides fatigue safety training over a twelve month subscription period. The user has unlimited access to this e-learning tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

During the six months ended June 30, 2017, one hundred and eleven Z-Coach Aviation subscriptions were sold to eight customers resulting in total customer sales of $8,000. As of June 30, 2017, and December 31, 2016, the Company has deferred revenue of $15,000 and $22,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $74,000 and $57,000 in cost of revenue during the quarters ended June 30, 2017 and June 30, 2016, respectively related to Z-Coach aviation subscriptions. The costs of revenue include software amortization and hosting fees incurred to provide the Z-Coach product to subscribers. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months.

Engineering and Development Costs and Expenses

	For the six months ended June 30,		Variance
	2017	2016	Incr (decr)
Wages and benefits	$497,000	$433,000	$64,000
Professional fee and advisors	209,000	258,000	(49,000)
Parts and shop supplies	177,000	174,000	3,000
Computer and software maintenance	28,000	24,000	4,000
Depreciation and amortization	23,000	31,000	(8,000)
Other costs and expenses	10,000	33,000	(23,000)
	944,000	953,000	(9,000)
Stock compensation expense	16,000	13,000	3,000
Total Engineering and Development	$960,000	$966,000	$(6,000)

Engineering and development expenses for the six months ended June 30, 2017 amounted to $960,000 as compared to $966,000 in the six months ended June 30, 2016. Non-cash stock-based compensation expense attributable to stock options for the six months ended June 30, 2017 was $16,000, compared with $13,000 for the six months ended June 30, 2016.  The Company continues to invest in the CURA and Aegis product development efforts in 2017.  During the second quarter of 2017, the Company capitalized $94,000 of engineering labor, benefits and software development costs, as managment deemed that technological feasibility has been achieved for the CURA System.

General and Administrative Costs and Expenses

	For the six months ended June 30,		Variance
	2017	2016	Incr (decr)
Wages and benefits	$812,000	$508,000	$304,000
Professional fee and advisors	316,000	173,000	143,000
Facilities and occupancy	74,000	75,000	(1,000)
Insurance	37,000	33,000	4,000
Conferences and travel	70,000	47,000	23,000
Shareholder	51,000	56,000	(5,000)
Depreciation and amortization	6,000	5,000	1,000
Other costs and expenses	73,000	35,000	38,000
	1,439,000	932,000	507,000
Stock compensation expense	116,000	63,000	53,000
Total General and Administrative	$1,555,000	$995,000	$560,000

General and administrative expense for the six-months ended June 30, 2017 amounted to $1,555,000 compared to $995,000 in the six months ended June 30, 2016. Non-cash stock-based compensation expense for the six months ended June 30, 2017 was $116,000 compared to $63,000 for the six months ended June 30, 2016. Excluding the non-cash stock-based compensation expense, general and administrative expense for the six months ended June 30, 2017 amounted to $1,439,000 compared to $932,000 in the six month period ended June 30, 2016. The increase of $560,000 of spending in 2017 is attributed to headcount increases in our sales and operations teams and increases in professional fees and advisors reflecting the investment in the CURA and Aegis business and product development efforts since 2016.

Other Income and Expense

	For the six months ended June 30,		Variance
	2017	2016	Incr (decr)
Interest expense	$(321,000)	$-	$321,000
Other income	2,000	2,000	-
	$(319,000)	$2,000	$321,000

During the six months ended June 30, 2017, the Company recognized $90,000 in interest expense on the 6% convertible notes and $231,000 of discount amortization related to convertible notes issued in the second half of 2016.

Net Loss Attributed to Common Shareholders for the six months ended June 30, 2017 and 2016

The net loss for the six months ended June 30, 2017 was $2,891,000, compared with a net loss in the six months ended June 30, 2016 of $2,010,000. The net loss attributable to common stockholders for the six months ended June 30, 2017 was $3,015,000 as compared to $2,734,000 for the six months ended June 30, 2016. The weighted average basic and diluted common shares outstanding amounted to 47,591,000 and 45,797,000 for each of the six-month periods ended June 30, 2017 and 2016, respectively. Basic and diluted loss per common share for each of the quarters ended June 30, 2017 and 2016 was $0.06.

Preferred stock dividends amounted to $124,000 in each of the six month periods ended June 30, 2017 and 2016.

During the six months ended June 30, 2016, in connection with the issuance of the 6,042,000 shares of Series C-3 Preferred stock, the Company valued the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. The fair value of our common stock on the date of issuance was compared to the effective conversion price, and in order to measure the value of the non-cash beneficial conversion feature inherent to the convertible preferred shares. This beneficial conversion feature of $600,000 is reflected in the condensed consolidated statements of operations for the six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, cash and cash equivalents totaled $67,000, a net decrease of $1,942,000 since the beginning of the year. During the six months ended June 30, 2017 we used $2,202,000 of cash in operating activities. A net loss of $2,891,000 was adjusted for $455,000 in non-cash expenses for depreciation, amortization and stock-based compensation, and $234,000 in changes in working capital components which resulted in $2,202,000 of cash used by operating activities. The change in cash used in operations in 2017 compared to 2016 was driven by the increase in the net loss. In 2016, the net loss of $2,010,000 was adjusted for $160,000 in non-cash expenses for depreciation, amortization and stock-based compensation and $98,000 in changes in components of working capital.

The Company invested $142,000 in capitalized software and property and equipment in the six months ended June 30, 2017 compared to the investment of $35,000 in the six months ended June 30, 2016.

During the six months ended June 30, 2017, the Company generated $402,000 in cash from financing activities resulting from the issuance of $400,000 in 2017 convertible notes and $10,000 in proceeds received upon the exercise of a common stock warrant. During the six-months ended June 30, 2016, net proceeds of $1,204,000 were generated from the issuance of Series C-3 convertible preferred shares.

Current Cash Outlook and Management Plans

As of June 30, 2017, we have cash on hand of $67,000, working capital of negative $391,000, a deficit in stockholders’ equity of $821,000 and an accumulated deficit of $78,309,000. During the six months ended June 30, 2017, we raised gross proceeds of $400,000 through the issuance of 6% senior convertible notes and warrants. These proceeds have been used to support the development and marketing of our core technologies and product initiatives.

Management estimates that the 2017 cash needs, based on its current development and product plans, will range from $4.0 to $4.6 million. As of June 30, 2017, the Company’s cash and cash equivalents on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

During the first quarter of 2017, the board of directors authorized the issuance of up to $3 million in 6% Senior Convertible Promissory Notes and Warrants (the “2017 Convertible Notes”) in connection with the May 31, 2017 Securities Purchase Agreement (the “2017 SPA”). The 2017 Convertible Notes have a five year maturity and a fixed annual interest rate of 6%. The offering is available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. During the three and six month periods ended June 30, 2017, the Company issued $400,000 in 2017 Convertible Notes.

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

The Company’s ability to fund its current and future commitments out of its available cash depends on the Company’s ability to launch and generate sales from the CURA division.  If this is not met, the Company would need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of June 30, 2017, and December 31, 2016, there were no accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of June 30, 2017, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes to the risk factors facing the Company as disclosed in our Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued $650,000 in 2017 Notes and Warrants during the period from May 31, 2017 through August 4, 2017.

The 2017 Notes and Warrants were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as disclosed in the Company's Current Reportr on Form 8K filed with the SEC on July 14, 2017.

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
None.

101

The following materials from CurAegis Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 and 2016 (ii) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS TECHNOLOGIES, INC.

Dated: August 8, 2017	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

Dated: August 8, 2017	By:	/s/ Kathleen A. Browne
Kathleen A. Browne
Chief Financial and Accounting Officer