Form 10-Q
period 2017-09-30
CurAegis Technologies, Inc.
filed 2017-11-13
CIK 1063197

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 13, 2017
Common Stock, $0.01 par value	48,803,265

CURAEGIS TECHNOLOGIES, INC.

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	3

	Condensed Consolidated Statements of Operations – Three and Nine Month Periods Ended September 30, 2017 and 2016 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity – Nine Month Period Ended September 30, 2017 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows – Nine Month Periods Ended September 30, 2017 and 2016 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURE PAGE		28

EXHIBITS

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current Assets:
Cash	$180,000	$2,009,000
Accounts receivable	1,000	10,000
Inventory	76,000	24,000
Prepaid expenses and other current assets	34,000	48,000
Total current assets	291,000	2,091,000

Software (net)	491,000	227,000
Property and equipment (net)	136,000	117,000
Total non-current assets	627,000	344,000

Total Assets	$918,000	$2,435,000

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
Accounts payable	$283,000	$143,000
Other current liabilities	209,000	103,000
Accrued interest	120,000	35,000
Deferred revenue	12,000	22,000
Capital lease obligation - current	2,000	2,000
Total current liabilities	626,000	305,000

Capital lease obligation - non-current	3,000	4,000
Senior convertible notes (net)	1,482,000	543,000

Total Liabilities	2,111,000	852,000

Commitments and Contingencies (Note 11)	-	-

Stockholders' (Deficiency) Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C, voting, convertible, no dividend, shares issued and outstanding at September 30, 2017 and December 31, 2016: 15,937,500 and 16,000,000, respectively	159,000	160,000
Series C-2, voting, convertible, no dividend, shares issued and outstanding at September 30, 2017 and December 31, 2016: 25,000,000 and 25,000,000, respectively	250,000	250,000
Series C-3, voting, convertible, no dividend, shares issued and outstanding at September 30, 2017 and December 31, 2016: 3,528,000 and 5,022,000, respectively	35,000	50,000
Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at September 30, 2017 and December 31, 2016: 543,221 and 543,221, respectively	5,000	5,000
Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at September 30, 2017 and December 31, 2016: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at September 30, 2017 and December 31, 2016: 48,663,265 and 47,066,765, respectively	487,000	470,000
Additional paid-in capital	77,287,000	76,065,000
Accumulated deficit	(79,417,000)	(75,418,000)

Total Stockholders' (Deficiency) Equity	(1,193,000)	1,583,000

Total Liabilities and Stockholders' (Deficiency) Equity	$918,000	$2,435,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Revenue	$6,000	$14,000	$23,000	$20,000
Cost of Revenue	37,000	35,000	111,000	92,000
Loss on Revenue	(31,000)	(21,000)	(88,000)	(72,000)

Operating expenses:
Engineering and development:
E&D costs, excluding stock-based compensation	202,000	358,000	1,146,000	1,311,000
Stock-based compensation	9,000	7,000	25,000	20,000
Total engineering and development	211,000	365,000	1,171,000	1,331,000
General and administrative:
G&A costs, excluding stock-based compensation	643,000	523,000	2,082,000	1,455,000
Stock-based compensation	19,000	17,000	135,000	80,000
Total general and administrative	662,000	540,000	2,217,000	1,535,000

Total operating expenses	873,000	905,000	3,388,000	2,866,000
Loss from operations	(904,000)	(926,000)	(3,476,000)	(2,938,000)

Interest expense	(204,000)	(20,000)	(525,000)	(20,000)
Other income (expense)	-	(1,000)	2,000	1,000
Non-operating (expense)	(204,000)	(21,000)	(523,000)	(19,000)

Loss before income taxes	(1,108,000)	(947,000)	(3,999,000)	(2,957,000)
Income taxes	-	-	-	-
Net Loss	(1,108,000)	(947,000)	(3,999,000)	(2,957,000)

Preferred stock beneficial conversion feature	-	285,000	-	885,000
Preferred stock dividends	62,000	62,000	186,000	186,000

Net Loss attributable to common stockholders	$(1,170,000)	$(1,294,000)	$(4,185,000)	$(4,028,000)

Net Loss per common share attributable to common stockholders
Basic and Diluted	$(0.02)	$(0.03)	$(0.09)	$(0.09)

Weighted average number of shares of common stock:
Basic and Diluted	48,321,000	46,108,000	47,768,000	45,901,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders (Deficiency) Equity
(Unaudited)

	Class C Preferred Stock		Class C-2 Preferred Stock		Class C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2016	16,000,000	$160,000	25,000,000	$250,000	5,022,000	$50,000	543,221	$5,000	67,500	$1,000	47,066,765	$470,000	$76,065,000	$(75,418,000)	$1,583,000

Conversion of C-3 preferred shares to common					(1,494,000)	(15,000)					1,494,000	15,000			-
Conversion of C preferred shares to common	(62,500)	(1,000)									62,500	1,000			-
Exercise of common stock warrant											40,000	1,000	9,000		10,000
Issuance of warrants with convertible note													279,000		279,000
Beneficial conversion feature on convertible note													774,000		774,000
Stock-based compensation													160,000		160,000
Net Loss														$(3,999,000)	(3,999,000)
															-

Balance at September 30, 2017	15,937,500	$159,000	25,000,000	$250,000	3,528,000	$35,000	543,221	$5,000	67,500	$1,000	48,663,265	$487,000	$77,287,000	$(79,417,000)	$(1,193,000)

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Cash flows from operating activities:
Net loss	$(3,999,000)	$(2,957,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,000	129,000
Amortization of discount reported as interest	373,000	14,000
Stock-based compensation	160,000	100,000
Changes in working capital items:
Accounts receivable	9,000	-
Inventory	(52,000)	(6,000)
Prepaid expenses and other current assets	14,000	(16,000)
Accounts payable and other accrued expenses	332,000	14,000
Deferred revenue	(10,000)	137,000
Net cash used in operating activities	(3,037,000)	(2,585,000)

Cash flows from investing activities:
Investment in property, equipment and software	(419,000)	(68,000)
Net cash used in investing activities	(419,000)	(68,000)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	1,617,000	983,000
Net proceeds from sales of preferred stock	-	1,498,000
Proceeds from exercise of common stock warrant	10,000	-
Net cash provided by financing activities	1,627,000	2,481,000

Net (decrease) in cash	(1,829,000)	(172,000)

Cash at beginning of period	2,009,000	1,241,000

Cash at end of period	$180,000	$1,069,000

Supplemental Disclosures:
Cash used for payment of interest	$66,000	$-
Debt discount related to warrants and beneficial conversion feature	$1,050,000	$990,000

 See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

CurAegis Technologies, Inc. (“CurAegis”, “the Company”) was incorporated as a New York business corporation on September 25, 1996 under the name Torvec, Inc. The Company’s name was changed to CurAegis Technologies, Inc. in September 2016 in connection with the establishment of its two business divisions. The CURA division is engaged in the fatigue management business and the Aegis division is engaged in the power and hydraulic business.

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

The Company has created the CURA system to market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA system will include the following functions:

●	the myCadian watch and app,
●	real-time alertness monitoring,
●	the Group Wellness Index, and
●	the Z-Coach wellness program.

Our goal with the Aegis hydraulic pump technology is to bring to the marketplace a unique concept in hydraulic pumps and motors that will be:

●	smaller and lighter than conventional pumps and motors,
●	more efficient,
●	as reliable,
●	price competitive, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

It is important to note, regarding both the CURA and Aegis products, that the cycle time from the initiation of the sales process to revenue realization can be highly variable especially as a start-up entity. In addition to the activities to be undertaken to implement our plan of operations, we may expand and/or refocus our activities depending upon future circumstances and developments.

Management Plans As of September 30, 2017, we have cash on hand of $180,000, working capital deficit of $335,000, a deficit in stockholders’ equity of $1,193,000 and an accumulated deficit of $79,417,000. During the nine months ended September 30, 2017, we raised gross proceeds of $1,625,500 through the issuance of 6% senior convertible notes and warrants. These proceeds have been used to support the development and marketing of our core technologies and product initiatives.

Management estimates that the 2017 cash needs will range from $4.0 to $4.6 million. As of September 30, 2017, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

During 2017, the board of directors authorized the issuance of up to $4 million in 6% Senior Convertible Promissory Notes and Warrants (the “2017 Convertible Notes”) in connection with the May 31, 2017 Securities Purchase Agreement (the “2017 SPA”). The 2017 Convertible Notes have a five year maturity and a fixed annual interest rate of 6%. The offering is available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. During the nine month period ended September 30, 2017, the Company issued $1,625,500 in 2017 Convertible Notes.

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

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned at September 30, 2017). As of September 30, 2017, each of the subsidiaries is non-operational.

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

Cash: We have a corporate credit card program through our primary financial institution, JPMorgan Chase Bank, N.A. In connection with this, the Company granted a security interest to the bank in our money market account to act as collateral for the activity within the corporate card program, up to $25,000.

Inventory: Inventory is stated at the lower of cost or market with cost determined under the average cost method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The allowance for excess, obsolete or slow-moving inventory was zero at September 30, 2017 and December 31, 2016.

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  The allowance for doubtful accounts was zero at September 30, 2017 and December 31, 2016.

Software, Property and Equipment: Capitalized software, property and equipment are stated at cost. Estimated useful lives are as follows:

Software (in years)		3
Office equipment (in years)	5	-	7
Leasehold improvements	lesser of useful life or lease term

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and significant repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and software amortization expense for the three months ended September 30, 2017 and 2016 amounted to $44,000 and $45,000, respectively. Depreciation and software amortization expense for the nine months ended September 30, 2017 and 2016 amounted to $136,000 and $129,000, respectively.

Whenever events or circumstances indicate, our long-lived assets including any intangible assets with finite useful lives are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, impairment may be indicated. The carrying amount is compared to the estimated discounted cash flows and if there is an excess such amount is recorded as impairment. During the nine months ended September 30, 2017 and 2016, we recorded no impairment charges.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at September 30, 2017. The carrying amount of cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The carrying amount of capital lease obligations and notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms. The 6% senior convertible notes can be converted into common stock which had an underlying value of $9,393,000 based on the trading price on September 30, 2017.

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

Patent costs for the three months ended September 30, 2017 and 2016 amounted to $46,000 and $31,000, respectively, and are included in general and administrative expenses. Patent costs for nine months ended September 30, 2017 and 2016 amounted to $120,000 and $55,000, respectively, and are included in general and administrative expenses.

Stock-based Compensation: FASB Accounting Standards Codification (“ASC”) 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values on the grant date. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. The realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with ASC 718-10. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of September 30, 2017, and December 31, 2016, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At September 30, 2017 and 2016, we excluded 74,645,000 and 60,268,000 potential common shares, respectively, relating to convertible preferred stock, convertible notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at September 30, 2017 and 2016 as the conditions for their vesting are not time-based.

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

These standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect recognized at the date of adoption (which includes additional footnote disclosures). The Company continues to evaluate the impact of the adoption of FASB accounting pronouncements related to revenue from Contracts with Customers (Topic 606) and believes this pronouncement will not have a material effect on our consolidated financial statements and related disclosures.

Other FASB Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09 Compensation -Stock Compensation (Topic 718) "Scope of Modification Accounting." This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This amendment is effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company believes this pronouncement will not have a material effect on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows: “Classification of Certain Cash Receipts and Cash Payments (Topic 230).” There is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This pronouncement addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company believes this pronouncement will not have a material effect on our consolidated financial statements and related disclosures.

In September 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326) “Measurement of Credit Losses on Financial Instruments.” The pronouncement affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets that have the contractual right to receive cash. This pronouncement will affect an entity to varying degrees depending on the credit quality of the assets held, their duration, and how the entity applies current GAAP. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company believes this pronouncement will not have a material effect on our consolidated financial statements and related disclosures.

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases,” a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize in its balance sheet assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset will be recognized related to the right to use the underlying asset and a liability will be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and requires modified retrospective adoption, with early adoption permitted. The Company believes this pronouncement will not have a material effect on our consolidated financial statements and related disclosures.

NOTE 3 - 6% SENIOR CONVERTIBLE NOTES AND WARRANTS

The following is a summary of Senior Convertible Notes outstanding.

	September 30, 2017	December 31, 2016

2016 Convertible Notes	$3,000,000	$3,000,000
2017 Convertible Notes	1,625,000	-
Debt Discount at issuance	(3,611,000)	(2,551,000)
Amortization of debt discount (cumulative)	468,000	94,000
6% Senior Convertible Notes (net)	$1,482,000	$543,000

During 2017, the board of directors authorized the issuance of up to $4 million in 6% Senior Convertible Promissory Notes and Warrants (the “2017 Convertible Notes”) in connection with the May 31, 2017 Securities Purchase Agreement (the “2017 SPA”). The 2017 Convertible Notes have a five year maturity and a fixed annual interest rate of 6%. The initial year of interest expense will be paid to the note holders on the first anniversary of each note's issuance and quarterly thereafter. Principal is due in full on each note's maturity date. The conversion rate of the notes was fixed at $0.50 per share as determined at the close of business on May 31, 2017. Investments of $500,000 or greater are granted warrants equal to 25% of the number of shares issuable upon the conversion of the notes. Investments below this threshold are granted warrants equal to 10% of the number of shares issuable upon the conversion of the notes. The warrants have a fixed exercise price of $0.50 and a ten-year term from the date of issuance. The notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering is available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933.

During the three month period ended September 30, 2017, the Company issued $1,225,000 in 2017 Convertible Notes and 395,100 warrants. During the nine month period ended September 30, 2017, the Company issued $1,625,000 in 2017 Convertible Notes and 475,100 warrants.

The Company allocated $1,060,000 of the proceeds from the 2017 SPA to debt discount based on the computed fair value of the warrants issued, the beneficial conversion feature and the debt issuance costs. During the three months ended September 30, 2017 the Company recorded $15,000 in interest expense and amortization of debt discount of $28,000.  During the nine months ended September 30, 2017 the Company recorded $16,000 in interest expense and amortization of debt discount of $34,000 related to the 2017 Convertible Notes.

As of September 30, 2017, the 2017 Convertible Notes have a face value of $1,625,000 and are presented net of unamortized debt discount related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $599,000.

During 2016, the board of directors authorized the issuance of up to $3 million in 6% Senior Convertible Promissory Notes and Warrants (the “2016 Convertible Notes”) in connection with the August 25, 2016 Securities Purchase Agreement (the “2016 SPA”). The 2016 Convertible Notes have five year maturity dates ranging from August 2021 through December 2021 and a fixed annual interest rate of 6%. The initial year of interest expense will be paid to the note holders on the first anniversary of each note's issuance and quarterly thereafter. Principal is due in full on each note's maturity date. The conversion rate of the notes was fixed at $0.25 per share as determined at the close of business on August 25, 2016. The investors were granted warrants to purchase an aggregate number of shares of common stock equal to 10% of the number of shares issuable upon the conversion of the notes. The warrants have a fixed exercise price of $0.25 and a ten-year term from the date of issuance. The notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933.

The Company allocated $2,551,000 of the proceeds from the 2016 SPA to debt discount based on the computed fair value of the warrants issued, the beneficial conversion feature and the debt issuance costs. During the three months ended September 30, 2017 the Company recorded $46,000 in interest expense and amortization of debt discount of $115,000. During the nine months ended September 30, 2017 the Company recorded $136,000 in interest expense and amortization of debt discount of $339,000.

As of September 30, 2017, the 2016 Convertible Notes have a face value of $3,000,000 and are presented net of unamortized debt discount related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $883,000.

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

NOTE 5 - SOFTWARE

The Company has invested in software for the CURA System and these assets are amortized over an estimated useful life of 3 years. Amortization expense recognized for the three months ended September 30, 2017 and 2016 was $31,000 and $29,000, respectively. Amortization expense recognized for the nine months ended September 30, 2017 and 2016 was $94,000 and $85,000, respectively. Future amortization expense is expected to be $31,000 in 2017, $92,000 in 2018, $10,000 in 2019, and $4,000 thereafter.

During the second quarter of 2017, the Company reached technological feasibility on the CURA System and as such began capitalizing engineering and related software development costs. As of September 30, 2017, the Company had capitalized $358,000 in such software development costs. These costs will continue to accumulate until the CURA System is available for general release.

NOTE 6 - PROPERTY AND EQUIPMENT

At September 30, 2017 and December 31, 2016 property and equipment consist of the following:

	September 30, 2017	December 31, 2016
Office equipment	$247,000	$244,000
Shop equipment	231,000	173,000
Leasehold improvements	253,000	253,000
	731,000	670,000
Less accumulated depreciation	595,000	553,000
Net property and equipment	$136,000	$117,000

Depreciation expense for the three months ended September 30, 2017 and 2016 was $13,000 and $15,000 respectively.  Depreciation expense for the nine months ended September 30, 2017 and 2016 was $42,000 and $43,000 respectively.

NOTE 7- BUSINESS SEGMENTS

The Company has two operating business segments. The CURA business operates in the fatigue management industry and the Aegis business is focused in the power and hydraulic industry.

Segment information for the three months ended September 30, 2017 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$6,000	$-	$-	$6,000
Loss on revenue	(31,000)	-	-	(31,000)
Total operating expenses	381,000	134,000	358,000	873,000
Loss from operations	(412,000)	(134,000)	(358,000)	(904,000)
Other (expense)	-	-	(204,000)	(204,000)
Net loss	$(412,000)	$(134,000)	$(562,000)	$(1,108,000)

Stock compensation expense	$2,000	$2,000	$24,000	$28,000
Depreciation and amortization	$38,000	$4,000	$2,000	$44,000
Capital expenditures	$263,000	$14,000	$-	$277,000
Assets at September 30, 2017	$609,000	$80,000	$229,000	$918,000

Segment information for the nine months ended September 30, 2017 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$23,000	$-	$-	$23,000
Loss on revenue	(88,000)	-	-	(88,000)
Total operating expenses	1,807,000	402,000	1,179,000	3,388,000
Loss from operations	(1,895,000)	(402,000)	(1,179,000)	(3,476,000)
Other (expense)	-	-	(523,000)	(523,000)
Net loss	$(1,895,000)	$(402,000)	$(1,702,000)	$(3,999,000)

Stock compensation expense	$80,000	$6,000	$74,000	$160,000
Depreciation and amortization	$113,000	$15,000	$8,000	$136,000
Capital expenditures	$372,000	$47,000	$-	$419,000
Assets at September 30, 2017	$609,000	$80,000	$229,000	$918,000

Segment information for the three months ended September 30, 2016 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$14,000	-	-	$14,000
Loss on revenue	(21,000)	-	-	(21,000)
Total operating expenses	407,000	$136,000	362,000	905,000
Loss from operations	(428,000)	(136,000)	(362,000)	(926,000)
Other (expense)	-	-	(21,000	(21,000)
Net loss	$(428,000)	$(136,000)	$(383,000)	$(947,000)

Stock compensation expense	$6,000	$6,000	$12,000	$24,000
Depreciation and amortization	$32,000	$10,000	$3,000	$45,000
Capital expenditures	$33,000	$-	$-	$33,000
Assets at September 30, 2016	$289,000	$86,000	$1,155,000	$1,530,000

Segment information for the nine months ended September 30, 2016 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$20,000	-	-	$20,000
Loss on revenue	(72,000)	-	-	(72,000)
Total operating expenses	1,324,000	$512,000	1,030,000	2,866,000
Loss from operations	(1,396,000)	(512,000)	(1,030,000)	(2,938,000)
Other (expense)	-	-	(19,000)	(19,000)
Net loss	$(1,396,000)	$(512,000)	$(1,049,000)	$(2,957,000)

Stock compensation expense	$11,000	$9,000	$80,000	$100,000
Depreciation and amortization	$90,000	$31,000	$8,000	$129,000
Capital expenditures	$60,000	$-	$8,000	$68,000
Assets at September 30, 2016	$289,000	$86,000	$1,155,000	$1,530,000

NOTE 8— PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the nine months ended September 30, 2017 we issued 1,494,000 shares of common stock in connection with conversion notices received from Series C-3 convertible preferred shareholders, 62,500 shares of common stock in connection with a conversion notice received from a Series C preferred shareholder and 40,000 shares of common upon the exercise of a common stock warrant. During the nine months ended September 30, 2016, the Company issued 760,000 shares of common stock in connection with conversion notices received from Series C-3 convertible preferred shareholders.

Preferred Stock

Our certificate of incorporation permits the Company to issue up to 100,000,000 shares of $.01 par value preferred stock.

Class A Preferred Stock

At September 30, 2017 and December 31, 2016, there were 543,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 534,521 outstanding shares of Class A Preferred stock was $2,699,000 at September 30, 2017 and $2,538,000 at December 31, 2016.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was $2,699,000 and $2,538,000 at September 30, 2017 and December 31, 2016, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

Class B Preferred Stock

At September 30, 2017 and December 31, 2016, there were 67,500 outstanding shares of Class B Preferred stock. The value of dividends payable upon the conversion of the outstanding shares of Class B Preferred stock was $412,000 at September 30, 2017 and $386,000 at December 31, 2016.

In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders and our Class A Preferred shareholders, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $412,000 and $386,000 at September 30, 2017 and December 31, 2016, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

Series C Preferred Stock

At September 30, 2017 and December 31, 2016, there were 15,937,500 and 16,000,000 shares of Series C Preferred stock outstanding, respectively. During 2017, one Series C Preferred shareholder converted 62,500 shares of Series C Preferred into common stock. The value of the Series C Preferred shareholders’ liquidation preference was $6,375,000 at September 30, 2017 and $6,400,000 at December 31, 2016.

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

Series C-2 Preferred Stock

At September 30, 2017 and December 31, 2016, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at September 30, 2017 and December 31, 2016.

The Series C-2 Preferred Shares are not entitled to receive preferred dividends and have no redemption right, but are entitled to participate, on an as converted basis; with holders of outstanding shares of common stock in dividends and distributions on liquidation after all preferred shares have received payment in full of any preferred dividends or liquidation preferences. The Series C-2 Preferred Shares vote with the common stock on an as-converted basis. We may not, without approval of the holders of at least two-thirds of the Series C-2 Preferred Shares, (i) create any class or series of stock that is pari passu or senior to the Series C-2 Preferred Shares, (ii) create any class or series of stock that would share in the liquidation preference of the Series C-2 Preferred Shares or that is entitled to dividends payable other than in common stock or Series C-2 Preferred Shares of its own series, (iii) acquire any equity security or pay any dividend, except dividends on a class or series of stock that is junior to the Series C Preferred Shares, payable in such junior stock, (iv) reissue any Series C-2 Preferred Shares, (v) declare or pay any dividend that would impair the payment of the liquidation preference of the Series C-2 Preferred Shares, (vi) authorize or issue any additional Preferred Shares, (vii) change the Certificate of Incorporation to adversely affect the rights of the holders of the Series C-2 Preferred Shares, or (viii) authorize, commit to or consummate any liquidation, dissolution or winding up in which the liquidation preference of the Series C-2 Preferred Shares would not be paid in full.

Series C-3 Preferred Stock

During 2016, the Company issued a total of 6,042,000 shares of Series C-3 Voting Convertible Preferred Stock in a private placement transaction, generating net proceeds of $1,495,000 after related legal costs.

In connection with the issuance of the Series C-3 Preferred stock, we computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. We compared the fair value of our common stock on the date of issuance with the effective conversion price, and determined that the value of the non-cash beneficial conversion feature, for the nine months ended September 30, 2016, was $600,000, and is reflected in our condensed consolidated statements of operations as an adjustment to arrive at the net loss attributable to common stockholders.

During the nine months ended September 30, 2017 we issued 1,494,000 shares of common stock in connection with conversion notices received from Series C-3 convertible preferred shareholders.  During the nine months ended September 30, 2016, the Company issued 760,000 shares of common stock in connection with conversion notices received from Series C-3 convertible preferred shareholders.

NOTE 9 — STOCK OPTIONS

2011 and 2016 Stock Option Plan

The 2016 Stock Option Plan (the “2016 Plan”) provides for the grant of up to 3,000,000 common stock options as equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2016 Plan: non-qualified stock options and incentive stock options. No options have been granted under the 2016 plan as of September 30, 2017.

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

During the nine months ended September 30, 2017, we granted a total of 235,000 stock options to new and existing employees and advisors. The options granted had exercise prices ranging from $0.65 to $1.00 per share, exercisable for 10 years. These options vest in four tranches at a rate of 25% per year on each of the four anniversary dates from the date of grant.

As of September 30, 2017, there were 2,782,000 stock options outstanding under the 2011 Plan, 1,611,500 of which were vested. At September 30, 2017, there were 218,000 options remaining available for future grant under the 2011 Plan. No options expired or were cancelled during the nine month period ended September 30, 2017. During the nine month period ended September 30, 2016, 3,000 options were cancelled.

The expense recognized for options that are granted to consultants (i.e., non-employees) reflect fair value, based on updated valuation assumptions using the Black-Scholes valuation model at each measurement period. Such expense is apportioned over the requisite service period of the consultant, which is concurrent with the vesting dates of the various tranches.

As of September 30, 2017, there were a total of 6,900,000 non-plan options outstanding, of which 4,750,000 were fully vested. In the nine months ended September 30, 2017 and 2016, no non-plan stock options were vested, cancelled, or forfeited.

Summary   For the three months ended September 30, 2017 and 2016, compensation cost related to all stock options amounted to $28,000 and $24,000, respectively. For the nine months ended September 30, 2017 and 2016, compensation cost related to all stock options amounted to $160,000 and $100,000, respectively. As of September 30, 2017, there was $306,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average 1.4 year.

The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2017 and 2016 was $0.76 and $0.44, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2017 and 2016 was $3,000 and $39,000, respectively.

The fair value of options granted during the nine months ended September 30, 2017 and 2016 were measured on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017	2016
Expected Term (years)	6.6%	5.1%
Expected forfeiture rate	0.0%	0.0%
Risk-free rate	2.1%	2.1%
Volatility	130%	132%
Dividend yield	0.0%	0.0%

Included in the 2016 assumptions above, is the impact of 327,000 stock options that were granted under the 2011 Plan, that will vest based on certain market conditions, specifically these options will fully vest upon the first day the trading price of the common stock of the Company shall be $5.00 per share.

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the nine months ended September 30, 2017:

			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2017	9,447,000	$.53	4.8	$2,016,000
Granted	235,000	.76
Exercised	-	-
Canceled or expired	-	-

Outstanding at September 30, 2017	9,682,000	$.54	4.2	$1,832,000

Exercisable at September 30, 2017	6,361,500	$.61	3.7	$942,000

As of September 30, 2017, the exercise prices of all outstanding stock options ranged from $.20 per share to $5.00 per share.

NOTE 10 - WARRANTS

The following table summarizes the activity of the outstanding warrants as of September 30, 2017:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
		Exercise		Contractual	Intrinsic
	Shares	Price		Term	Value

Outstanding at January 1, 2017	4,218,500	$.95	(a)	6.1 (b)
Granted	475,100	.50
Exercised	(40,000)	$.25
Expired	(150,000)	$5.00
Outstanding at September 30, 2017	4,503,600	$.66	(a)	6.2 (d)	$804,000

Exercisable at September 30, 2017	3,878,600	$.63	(d)	6.0 (c)	$802,000

(a)	The weighted average exercise price for warrants outstanding as of September 30, 2017 excludes 1,750,000 warrants with no determined exercise price.
(b)	The weighted average remaining contractual term for warrants outstanding as of September 30, 2017 excludes 743,500 warrants with no expiration date.
(c)	The weighted average remaining contractual term for warrants exercisable as of September 30, 2017 excludes 118,500 warrants with no expiration date.
(d)	The weighted average exercise price for warrants exercisable as of September 30, 2017 excludes 1,625,000 warrants with no determined exercise price.

NOTE 11 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

During the three months ended September 30, 2017, we sold and issued $725,000 of 2017 Convertible Notes and issued 295,000 in warrants in a private placement transaction, to two members of our board of directors. (See Note 3).

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership, with which one of our directors, is associated. In 2014, we extended our lease for a three-year renewal term through May 31, 2018. The current rental rate is $6,000 per month ($75,000 per annum) for the remainder of the current lease term. In addition, we are required to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. The lease agreement has a three-year renewal option that includes a 9% rate increase at the renewal period that includes the period from September 2018 through May 2021.  Rent expense for the nine months ended September 30, 2017 and 2016 was $56,000 in each period. Future rent payments required under the lease for the years ending December 31, 2017 and 2018 amount to $19,000 and $31,000, respectively.

During the first quarter of 2017, the Company initiated a purchase order with a third party vendor to manufacture and assemble the myCadian watch. In connection with this agreement, the Company agreed to a cancellation charge for products purchased on behalf of the Company in the instance that the purchase order is subsequently modified or cancelled. The Company estimates that approximately $1,450,000 in components have been purchased by the vendor on our behalf as of September 30, 2017.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company issued 140,000 shares of common stock in connection with three conversion notices received from Series C3 convertible preferred shareholders.

Subsequent to September 30, 2017, the Company issued $525,000 in new 2017 Convertible Notes and 105,000 warrants. Included in this amount are $175,000 of 2017 Convertible Notes and 35,000 in warrants issued to two of our board of directors. (See Note 3).

On November 10, 2017, the Company's Board of Directors approved an amendment to the 2017 SPA, dated May 31, 2017, to modify the conversion price of the debt and the exercise price on the warrants to $0.333 per share.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed under the heading "Safe Harbor" below and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statements.

Safe Harbor

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, the successful commercialization of our products, general domestic and global economic conditions, government and environmental regulations, competition and customer strategies, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, technical failures, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements set forth herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of the matters described above, and other risks and uncertainties, see "Risk Factors" in Item 1A of our periodic report on Form 8K filed with the Securities and Exchange Commission on October 18, 2017.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this quarterly report on Form 10-Q to reflect new information, future events or other developments.

Overall Business Strategy

CurAegis Technologies, Inc. (“CurAegis”, “the Company”) was incorporated as a New York business corporation in September 1996 under the name Torvec, Inc. The Company’s name was changed to CurAegis Technologies, Inc. in September 2016 in connection with the establishment of its two business divisions. The CURA division is engaged in the fatigue management business, and the Aegis division is engaged in the power and hydraulic business.

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

The Company has created the CURA System to market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA System will include the following functions:

●	the myCadian watch and app,
●	real-time alertness monitoring,
●	the Group Wellness Index, and
●	the Z-Coach Wellness Program.

The Aegis hydraulic pump technology has been designed to bring to the marketplace a unique concept in hydraulic pumps and motors that will be:

●	smaller with greater power density,
●	more efficient,
●	as reliable,
●	price competitive, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

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

CURA Division: the myCadian ™ watch, the CURA System, and Z-Coach e-learning

The Company’s CURA division is developing a proprietary technology and suite of products designed to (i) measure the decrease in a person’s alertness and (ii) train individuals on how to improve alertness levels. The CURA System and the myCadian watch is designed to enable the user and third parties to anticipate, identify and avert undesired or disastrous situations caused by the degradation of alertness. With the information provided from the CURA software analytics, employees can work with Z-Coach, our proprietary sleep training and education solution, to correct sleep issues and improve overall wellness.

CurAegis has engaged a Scientific Advisory Board including sleep experts and neurologists to assist with the analysis and validation of our new technologies. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. Action taken upon a warning of a change in alertness will lead to a better and safer environment. The myCadian watch paired with the CURA software is designed to be a real time alertness system that addresses sleep and fatigue management solutions. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters.  The Company has filed for patent protection for these inventions.

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

The Company has nine pilots scheduled for fourth quarter shipment in multiple industry verticals including: Trucking, Aviation, and Mining. Management will monitor the customer experience throughout the 30-60 day pilot program with the intent to convert the pilot experiences to sales upon the completion of the pilot. The initiation of these pilot programs is dependent on the Company's product testing and functionality.

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

The first Z-Coach e-learning module, Z-Coach Aviation, was originally designed for aviation professionals, from flight and ground crews, to scheduling, dispatch, administration and management. Z-Coach Aviation was offered for sale in the first quarter of 2016.  During 2016, the Company completed the design of the Z-Coach Pro module which will be marketed to a broad range of industries for fatigue learning and mitigation including modules tailored to the trucking and busing industry. Industry-specific Z-Coach modules will be included in the launch of the CURA™ System and the myCadian watch.

Aegis Division: Hydraulic Pumps and Motors

The Aegis engineers did significant internal testing on the fixed displacement hydraulic motor/pump during the third quarter which will continue throughout the fourth quarter of 2017. We are designing specifications for a variable displacement pump which we hope will be ready by mid-2018. Our current plan is to license our technology to a major manufacturer. We anticipate scheduling meetings with these manufacturers in the first quarter of 2018.

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

Results of Operations for the three months ended September 30, 2017 and 2016

Revenue, Cost of Revenue and Gross Margin (Loss)

	For the three months ended September 30,		Variance
	2017	2016
Revenue	$6,000	$14,000	$(8,000)
Cost of revenue	37,000	35,000	2,000
Loss on revenue	$(31,000)	$(21,000)	$(10,000)

The Company recorded $6,000 in revenue for the quarter ended September 30, 2017 reflecting revenue from subscription sales of the Z-Coach Aviation program. Z-Coach provides fatigue safety training over a twelve month subscription period. The user has unlimited access to this e-learning tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

During the quarter ended September 30, 2017 thirty-six Z-Coach Aviation subscriptions were sold to three customers resulting in total customer sales of $6,000. As of September 30, 2017, and December 31, 2016, the Company has deferred revenue of $12,000 and $22,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $37,000 and $35,000 in cost of revenue during the quarters ended September 30, 2017 and September 30, 2016, respectively, related to Z-Coach Aviation subscriptions. The costs of revenue include software amortization and hosting fees incurred to provide the Z-Coach product to subscribers. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months.

Engineering and Development Costs and Expenses

	For the three months ended September 30,		Variance
	2017	2016	Incr (decr)
Wages and benefits	$98,000	$212,000	$(114,000)
Professional fee and advisors	4,000	115,000	(111,000)
Computer and software maintenance	16,000	8,000	8,000
Depreciation and amortization	11,000	13,000	(2,000)
Parts, supplies and other costs	73,000	10,000	63,000
	202,000	358,000	(156,000)
Stock compensation expense	9,000	7,000	2,000
Total Engineering and Development	$211,000	$365,000	$(154,000)

Engineering and development expenses for the quarter ended September 30, 2017 amounted to $211,000 as compared to $365,000 in the quarter ended September 30, 2016. Non-cash stock-based compensation expense attributable to stock options for the quarter ended September 30, 2017 was $9,000, compared with $7,000 for the quarter ended September 30, 2016.  During the third quarter of 2017, the Company capitalized $264,000 of engineering labor and software development costs as management deemed that technological feasibility has been achieved for the CURA System.

General and Administrative Costs and Expenses

	For the three months ended September 30,		Variance
	2017	2016	Incr (decr)
Wages and benefits	$418,000	$356,000	$62,000
Professional fee and advisors	111,000	60,000	51,000
Facilities and occupancy	40,000	8,000	32,000
Insurance	22,000	20,000	2,000
Conferences and travel	34,000	16,000	18,000
Shareholder	10,000	8,000	2,000
Depreciation and amortization	2,000	3,000	(1,000)
Other costs and expenses	6,000	52,000	(46,000)
	643,000	523,000	120,000
Stock compensation expense	19,000	17,000	2,000
Total General and Administrative	$662,000	$540,000	$122,000

General and administrative expense for the quarter ended September 30, 2017 amounted to $662,000 compared to $540,000 during the quarter ended September 30, 2016. Non-cash stock-based compensation expense for the quarter ended September 30, 2017 was $19,000 compared to $17,000 for the quarter ended September 30, 2016. Excluding the non-cash stock-based compensation expense, general and administrative expense for the quarter ended September 30, 2017 amounted to $643,000 compared to $523,000 in 2016. The increase of $120,000 of spending in 2017 is attributed to headcount increases in our sales and operations teams and increases in professional fees and advisors reflecting the growth of the company.

Other Income and Expense

	For the three months ended September 30,		Variance
	2017	2016	Incr (decr)
Interest expense	$(204,000)	$(20,000)	$184,000
Other income	-	(1,000)	(1,000)
	$(204,000)	$(21,000)	$183,000

During the third quarter of 2017, the Company recognized $61,000 in interest expense on the 6% convertible notes and $143,000 of discount amortization related to convertible notes issued during 2016 and 2017. (See Note 3.)

Net Loss Attributed to Common Shareholders for the three months ended September 30, 2017 and 2016

The net loss for the quarter ended September 30, 2017 was $1,108,000, compared with a net loss in the quarter ended September 30, 2016 of $947,000.

Preferred stock dividends amounted to $62,000 in each of the quarters ended September 30, 2017 and 2016. During 2016, in connection with the issuance of Series C-3 Preferred stock, the Company valued the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. The fair value of our common stock on the date of issuance was compared to the effective conversion price, and in order to measure the value of the non-cash beneficial conversion feature inherent to the convertible preferred shares. This beneficial conversion feature of $285,000 is reflected in the condensed consolidated statements of operations for the quarter ended September 30, 2016.

The net loss attributable to common stockholders for the quarter ended September 30, 2017 was $1,170,000 as compared to a net loss attributable to common stockholders of $1,294,000 for the quarter ended September 30, 2016. The weighted average basic and diluted common shares outstanding amounted to 48,321,000 and 46,108,000 for each of the quarters ended September 30, 2017 and 2016, respectively. Basic and diluted loss per common share for each of the quarters ended September 30, 2017 and 2016 was $0.02 and $0.03, respectively.

Results of Operations for the nine months ended September 30, 2017 and 2016

Revenue, Cost of Revenue and Gross Margin (Loss)

	For the nine months ended September 30,		Variance
	2017	2016
Revenue	$23,000	$20,000	$3,000
Cost of revenue	111,000	92,000	19,000
Loss on revenue	$(88,000)	$(72,000)	$16,000

The Company recorded $23,000 in revenue during the nine months ended September 30, 2017. The Company began offering the Z-Coach Aviation program in the first quarter of 2016. Z-Coach provides fatigue safety training over a twelve month subscription period. The user has unlimited access to this e-learning tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

During the nine months ended September 30, 2017, one hundred and forty seven Z-Coach Aviation subscriptions were sold to eight customers resulting in total customer sales of $23,000. As of September 30, 2017, and December 31, 2016, the Company has deferred revenue of $12,000 and $22,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $111,000 and $92,000 in cost of revenue during the quarters ended September 30, 2017 and September 30, 2016, respectively related to Z-Coach Aviation subscriptions. The costs of revenue include software amortization and hosting fees incurred to provide the Z-Coach product to subscribers. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months.

Engineering and Development Costs and Expenses

	For the nine months ended September 30,		Variance
	2017	2016	Incr (decr)
Wages and benefits	$595,000	$645,000	$(50,000)
Professional fee and advisors	213,000	373,000	(160,000)
Parts and shop supplies	245,000	168,000	77,000
Computer and software maintenance	44,000	32,000	12,000
Depreciation and amortization	34,000	44,000	(10,000)
Other costs and expenses	15,000	49,000	(34,000)
	1,146,000	1,311,000	(165,000)
Stock compensation expense	25,000	20,000	5,000
Total Engineering and Development	$1,171,000	$1,331,000	$(160,000)

Engineering and development expenses for the nine months ended September 30, 2017 amounted to $1,171,000 as compared to $1,331,000 in the nine months ended September 30, 2016. Non-cash stock-based compensation expense attributable to stock options for the nine months ended September 30, 2017 was $25,000, compared to $20,000 for the nine months ended September 30, 2016.  The Company continues to invest in the CURA and Aegis product development efforts in 2017. During the nine months ended September 30, 2017, the Company capitalized $358,000 of engineering labor and software development costs, as management deemed that technological feasibility has been achieved for the CURA System.

General and Administrative Costs and Expenses

	For the nine months ended September 30,		Variance
	2017	2016	Incr (decr)
Wages and benefits	$1,230,000	$864,000	$366,000
Professional fee and advisors	427,000	233,000	194,000
Facilities and occupancy	114,000	83,000	31,000
Insurance	59,000	53,000	6,000
Conferences and travel	104,000	63,000	41,000
Shareholder	61,000	64,000	(3,000)
Depreciation and amortization	8,000	8,000	-
Other costs and expenses	79,000	87,000	(8,000)
	2,082,000	1,455,000	627,000
Stock compensation expense	135,000	80,000	55,000
Total General and Administrative	$2,217,000	$1,535,000	$682,000

General and administrative expense for the nine-months ended September 30, 2017 amounted to $2,217,000 compared to $1,535,000 in the nine months ended September 30, 2016. Non-cash stock-based compensation expense for the nine months ended September 30, 2017 was $135,000 compared to $80,000 for the nine months ended September 30, 2016. Excluding the non-cash stock-based compensation expense, general and administrative expense for the nine months ended September 30, 2017 amounted to $2,082,000 compared to $1,455,000 in the nine month period ended September 30, 2016. The increase of $627,000 of spending in 2017 is attributed to headcount increases in our sales and operations teams and increases in professional fees and advisors reflecting the investment in the CURA and Aegis business and product development efforts since 2016.

Other Income and Expense

	For the nine months ended September 30,		Variance
	2017	2016	Incr (decr)
Interest expense	$(525,000)	$(20,000)	$(505,000)
Other income	2,000	1,000	1,000
	$(523,000)	$(19,000)	$(504,000)

During the nine months ended September 30, 2017, the Company recognized $151,000 in interest expense on the 6% convertible notes and $374,000 of discount amortization related to convertible notes issued in the second half of 2016.

Net Loss Attributed to Common Shareholders for the nine months ended September 30, 2017 and 2016

The net loss for the nine months ended September 30, 2017 was $3,999,000, compared with a net loss in the nine months ended September 30, 2016 of $2,957,000. The net loss attributable to common stockholders for the nine months ended September 30, 2017 was $4,185,000 as compared to $4,028,000 for the nine months ended September 30, 2016. The weighted average basic and diluted common shares outstanding amounted to 47,768,000 and 45,901,000 for each of the nine-month periods ended September 30, 2017 and 2016, respectively. Basic and diluted loss per common share for each of the quarters ended September 30, 2017 and 2016 was and $0.09 in each period.

Preferred stock dividends amounted to $186,000 in each of the nine month periods ended September 30, 2017 and 2016.

During the nine months ended September 30, 2016, in connection with the issuance of the 6,042,000 shares of Series C-3 Preferred stock, the Company valued the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. The fair value of our common stock on the date of issuance was compared to the effective conversion price, and in order to measure the value of the non-cash beneficial conversion feature inherent to the convertible preferred shares. This beneficial conversion feature of $885,000 is reflected in the condensed consolidated statements of operations for the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, cash totaled $180,000, a net decrease of $1,829,000 since the beginning of the year. During the nine months ended September 30, 2017 we used $3,037,000 of cash in operating activities. A net loss of $3,999,000 was adjusted for $669,000 in non-cash expenses for depreciation, amortization and stock-based compensation, and $293,000 in changes in working capital components. The change in cash used in operations in 2017 compared to 2016 was driven by the increase in the net loss. In 2016, the net loss of $2,957,000 was adjusted for $243,000 in non-cash expenses for depreciation, amortization and stock-based compensation and $129,000 in changes in components of working capital.

The Company invested $419,000 in capitalized software and property and equipment in the nine months ended September 30, 2017 compared to the investment of $68,000 in the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, the Company generated $1,627,000 in cash from financing activities resulting from the issuance of $1,617,000 in 2017 convertible notes and $10,000 in proceeds received upon the exercise of a common stock warrant. During the nine-months ended September 30, 2016, net proceeds of $1,498,000 were generated from the issuance of Series C-3 convertible preferred shares and $983,000 from issuance of 2016 Convertible Notes and Warrants.

Current Cash Outlook and Management Plans

As of September 30, 2017, we have cash on hand of $180,000, working capital of negative $335,000, a deficit in stockholders’ equity of $1,193,000 and an accumulated deficit of $79,417,000. During the nine months ended September 30, 2017, we raised gross proceeds of $1,625,000 through the issuance of 6% senior convertible notes and warrants. These proceeds have been used to support the development and marketing of our core technologies and product initiatives.

Management estimates that the 2017 cash needs, based on its current development and product plans, will range from $4.0 to $4.6 million. As of September 30, 2017, the Company’s cash and cash equivalents on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

During 2017, the board of directors authorized the issuance of up to $4 million in 6% Senior Convertible Promissory Notes and Warrants (the “2017 Convertible Notes”) in connection with the May 31, 2017 Securities Purchase Agreement (the “2017 SPA”). The 2017 Convertible Notes have a five year maturity and a fixed annual interest rate of 6%. The offering is available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. During the nine month period ended September 30, 2017, the Company issued $1,625,000 in 2017 Convertible Notes.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of September 30, 2017, and December 31, 2016, there were no accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of September 30, 2017, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have updated the risk factors previously disclosed in Part I, Item A of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 21, 2017, as set forth in Item 1A of our periodic report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued and sold $1,325,500 of the 2017 Convertible Notes during the period from August 10, 2017 through November 6, 2017.

The 2017 Convertible Notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as disclosed in the Company's Current Report on Form 8K filed with the SEC on July 14, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Material Contracts

On August 4, 2017, we entered into an amendment to the Securities Purchase Agreement, dated as of May 31, 2017 (the " Securities Purchase Agreement"), by and between us and the investors signatory thereto, increasing the number of warrants to be issued in connection with individual investments in our 2017 Convertible Notes of greater than $500,000 from 10% of the number of shares issuable upon conversion of the 2017 Convertible Notes to 25% of the number of shares issuable upon conversion of the 2017 Convertible Notes.  The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendment, which is filed as an exhibit to this Form 10-Q and incorporated by reference in this Item 5 in its entirety.

Compensatory Arrangements of Executive Officers

On November 10, 2017, we entered into an amendment to the Employment Agreement, dated as of October 4, 2010 (the " Employment Agreement"), by and between us and Richard A. Kaplan, our Chief Executive Officer, reducing the base amount of Mr. Kaplan's expense allowance and adding an automobile allowance, with effectiveness retroactive to January 1, 2017.  The other terms and conditions of the Employment Agreement remain unchanged.  The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendment, which is filed as an exhibit to this Form 10-Q and incorporated by reference to this Item 5 in its entirety.

Item 6. Exhibits

The following Exhibits, as applicable, are attached to this Quarterly Report (Form 10-Q). The Exhibit Index is found on the page immediately succeeding the signature page and the Exhibits follow on the pages immediately succeeding the Exhibit Index.

10.1	Amendment to Securities Purchase Agreement, dated August 4, 2017, between CurAegis Technologies, Inc. and the investors listed herein.

10.2	Amendment to Employment Agreement, dated November 10, 2017, between CurAegis Technologies, Inc. and Richard A. Kaplan.

31.1	Rule 13a-14(a)/15d-14(a) Certifications – CEO

31.2	Rule 13a-14/15d-14 Certifications – CFO

32	Section 1350 Certifications

100	XBRL-related documents
None.

101

The following materials from CurAegis Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017 and 2016 (ii) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS TECHNOLOGIES, INC.

Dated: November 13, 2017	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

Dated: November 13, 2017	By:	/s/ Kathleen A. Browne
Kathleen A. Browne
Chief Financial and Accounting Officer