Form 10-K
period 2017-12-31
CurAegis Technologies, Inc.
filed 2018-03-16
CIK 1063197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended DECEMBER 31, 2017

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

Yes ☑ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $31,731,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 16, 2018: 49,059,546.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to the 2018 annual meeting of shareholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of the registrant’s fiscal year.

CURAEGIS TECHNOLOGIES, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance	49

Item 11. Executive Compensation	49

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49

Item 13. Certain Relationships and Related Transactions, and Director Independence	49

Item 14. Principal Accountant Fees and Services	49

PART IV

Item 15. Exhibits, Financial Statement Schedules	49

SIGNATURE PAGE	50

EXHIBIT INDEX	52

Exhibit 3.1
Exhibit 3.2
Exhibit 3.3
Exhibit 3.4
Exhibit 3.5
Exhibit 3.6
Exhibit 3.7
Exhibit 3.8
Exhibit 3.9
Exhibit 3.10
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 10.25
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 21
Exhibit 23.1
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

Item 1.  BUSINESS

History and Development of Our Technology

CurAegis Technologies, Inc. (“CurAegis”, “the Company”) was incorporated as a New York business corporation in September 1996 under the name Torvec, Inc. The Company’s name was changed to CurAegis Technologies, Inc. in 2016 in connection with the establishment of its two business divisions. The CURA (Circadian User Risk Assessment) division is engaged in the fatigue management business and the Aegis division is engaged in the power and hydraulic business.

The Company develops and markets advanced technologies in the areas of power, safety, wellness and hydraulic power. The Company is focused on the commercialization of a wellness and safety system (the CURA System including the myCadian watch) and a uniquely designed hydraulic pump that will be smaller, lighter and more efficient than current technology. The Company has not had any significant revenue-producing operations.

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

CurAegis has been engaged in validation testing with a number of sleep study experts and neurologists in connection with the introduction of our new technologies. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. These degradations can be caused by drowsiness, alcohol or other drugs, sickness, psychological problems and thought distractions. Action taken upon a warning of a change in alertness will lead to a better and safer environment. The myCadian™ watch paired with the CURA™ System is a real-time alertness and monitoring system that addresses sleep and fatigue management solutions. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters.  The Company has filed for patent protection for these inventions.

The myCadian™ watch is a wearable device developed using physiological monitoring hardware and our proprietary CURA™ software that predicts and detects a degradation of alertness in a user and reveals sleep and fatigue problems. The CURA™ System will include:

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

The Z-Coach tool is a critical component of the CURA System and was originally created by highly respected fatigue management scientists. We acquired Z-Coach in September 2015. Z-Coach learning topics include: Risks and Costs of Fatigue, Fundamentals of Sleep, Fatigue Mitigation and Countermeasures. Z-Coach participants gain an awareness of the dangers inherent in the lack of sleep and learn to utilize lifestyle tools to make changes to improve their health, mood, productivity and safety.

The first Z-Coach module, Z-Coach Aviation, was designed for aviation professionals, from flight and ground crews, to scheduling, dispatch, administration and management. Z-Coach Aviation was first offered for sale in the first quarter of 2016.  During 2016, the Company completed the design of the Z-Coach Pro module which will be marketed to a broad range of organizations for fatigue learning and mitigation as well as modules tailored to the trucking and busing industry. Future versions of the Z-Coach learning modules will include training for first responders, 911 operations and other municipal employee groups as well as to medical industries. These industry-specific Z-Coach modules will be included in the launch of the CURA™ System and the myCadian watch.

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

Competition, Industry and Market Acceptance

Competition in both the wearable device market and the hydraulic device market is, and is expected to remain, intense. The competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. As we commercialize our technologies and begin to sell product, we expect to compete on the basis of performance, uniqueness of design, reliability, and price. There can be no assurance that our technologies and products will not be rendered obsolete by developments in competing technologies that are currently under development or that may be developed in the future or that our competitors could market competing products that obtain market acceptance more rapidly than ours.

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

Engineering, Research and Development

For the years ended December 31, 2017 and 2016, the Company spent approximately $1,500,000 and $1,700,000 on product engineering, design, development and testing on its technology and products.

Employees

As of December 31, 2017, we employed a total of 24 permanent and temporary employees, 11 of which are primarily devoted to engineering and development, and 13 focused on sales, marketing and administration. All of these individuals are employed in the U.S. None of our employees is represented by a labor union.

Executive Officers

Our executive officers as of December 31, 2017, were as follows:

Richard A. Kaplan, age 72, has served as chief executive officer and as a director since October, 2010. From 2000 to 2010, Mr. Kaplan was the chief executive officer of Pictometry International Corp., a visual information systems company that experienced exponential growth under his leadership. Previously, Mr. Kaplan led and developed a number of other successful businesses in industries including retail floor covering, advertising and marketing, computer software, real estate development and human resource development.

Mr. Kaplan currently is on the boards of two companies: Caldwell Manufacturing and Viggi Corporation. He has also been very active in the community in academic institutions and charitable organizations, including present roles on the Board of Trustees at Rochester Institute of Technology (“RIT”), Nazareth College, and the University of Rochester Medical Center as well as directorships at Venture Creations (an RIT business incubator), Camp Good Days and Special Times, Rochester’s Child, Rochester Broadway Theatre League, George Eastman House, the Center for Governmental Research and others.

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

Keith E. Gleasman, age 70, is a co-founder of the Company and has served as president and as a director since the company’s inception in September 1996. From 2005 to 2010 he held the title of chief technology officer. From 1985 to 1988, Mr. Gleasman was the vice president of sales for the Power Systems Division at Gleason Works.

Mr. Gleasman is a co-inventor on a notable number of the Company’s patents. His strengths include his extensive marketing and sales executive experience, in addition to his design and development knowledge. His particular expertise has been in the area of defining and demonstrating the products to persons across all levels of the automotive industry, race crew members, educators and students. He has spent virtually his entire career involved with inventing and manufacturing new and creative mechanical components for the automotive industry, working closely with his father, Vernon E. Gleasman.

Mr. Gleasman earned his B.S. degree from Ashland University in Ashland, Ohio.

Kathleen A. Browne, age 62, has served as chief financial officer, corporate secretary and principal accounting officer since April 2015. From 2007 to 2015, Ms. Browne was the sole owner of a professional services and consulting business. Ms. Browne provided consulting services to the company from April 2015 through August 2015 and joined the Company in September 2015. From 2007 to 2015 she served as chief financial officer in several development stage businesses including: U-Vend, Inc. and NaturalNano, Inc. Ms. Browne also served as the Controller and Chief Accountant for Paychex (2001-2004) and W. R. Grace (1996-2001). Ms. Browne spent thirteen years in public accounting with PricewaterhouseCoopers.

Ms. Browne is a CPA with a degree in accounting from St. John Fisher College in Rochester, NY.

Item 1A.  RISK FACTORS

We face a variety of risks inherent in perfecting our technologies to production-ready models and in our efforts to commercialize these technologies to generate revenues and profits. Below are certain significant risks that could adversely affect us and our prospects. Because of the following risks and uncertainties, our past financial performance should not be considered as an indicator of future performance.

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

The results of research and development efforts may be uncertain and there can be no assurance of the commercial success of our technologies or future products.

The development of our products and services is complex and costly.  Some products currently under development or future product developments, including specific product features or functions, may not be technologically successful. In addition, the cost and length of our product development may be greater than we anticipate and we may experience delays in future product development or problems in design or quality of our products. Unanticipated problems in developing products and services could also divert substantial research and development resources, which may impair our ability to develop products and services and could substantially increase our costs. If new or enhanced product and service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our research and development efforts.  Even if our resulting products are technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products.

More specifically, our efforts to develop the CURA System, a wearable device consisting of hardware and software designed to measure a degradation of alertness in a person’s ability to perform a task or job, may not be technologically successful.   As of today, we have developed features including our CURA Score alertness monitoring, sleep tracking, manager dashboard interface, panic button, and Z-Coach fatigue management training.  We are working on software errors associated with these product features.  Other areas of development that we are pursuing or plan to pursue include a group wellness index, a man-down system for use with our panic button, and nutrition and wellness training programs, although there can be no assurance that we will do so or that we will be able to successfully develop these product features.

Our efforts to develop our Aegis hydraulic pump, an innovative hydraulic pump that is smaller, lighter, and more efficient and cost competitive than other such pumps in the market, may not be technologically successful.

The timetable for our product development may be longer than we anticipate and we may experience delays in future product development or may elect not to pursue such development. Even if one or more of our resulting products or product features is technologically successful, it may not achieve market acceptance or compete effectively with our competitors’ technologies. In addition, there can be no assurance that our patent applications will result in patents being issued or that current or additional patents will afford protection against competitors.

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

To date we have relied on sales of our equity securities and debt financing to finance our operations. We will need to raise additional funds in the future to fund our working capital needs, to fund more aggressive expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. We will require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

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

As of December 31, 2017, we are authorized to issue up to 400,000,000 shares of our Common Stock, of which a total of 129,893,000 shares are outstanding or are reserved for future issuance due to the exercise of outstanding stock options, warrants or the conversion of convertible debt or preferred stock. As of December 31, 2017, we have the authority to issue an additional 270,107,000 shares of Common Stock without obtaining shareholder approval.

We are authorized to issue up to 100,000,000 shares of our Preferred Stock, of which a total of 44,861,221 shares have been issued and are outstanding. As of December 31, 2017, our board has the authority to approve the issuance of an additional 55,138,799 shares of Preferred Stock subject to the approval of the holders of the outstanding Preferred Stock.

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

As of December 31, 2017, we had outstanding stock options and warrants to purchase an aggregate of approximately 14,897,000 shares of our Common Stock at exercise prices ranging from $0.20 to $5.00 per share. In addition, we had 45,531,000 shares of Preferred Stock (including the impact of accrued dividends) with stated values ranging from $0.20 to $0.50 per share, convertible into shares of our Common Stock at a 1:1 ratio. To the extent that these securities are converted into Common Stock, dilution to our shareholders will occur, which may result in a decrease in the market price of our Common Stock.

Certain investors in our equity securities have significant voting power over management and corporate transactions.

As of December 31, 2017, we have one principal shareholder who controls approximately 43% of our outstanding voting securities. This principal shareholder and one other together control approximately 53% of our outstanding voting securities. If these shareholders act together, they will be able to exert significant control over our management and affairs requiring shareholder approval, including approval of significant corporate transactions.

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

To date, we have financed our operations by the sale of our securities and debt financings. We will need to raise additional funds in the future to fund our working capital needs, to fund future expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. We will require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our shareholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

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

Our ability to realize potential value from our net operating loss carry-forwards is highly speculative and subject to numerous material uncertainties.

As part of our business strategy we plan to explore whether there are opportunities to realize potential value from our net operating loss carry-forwards (“NOL Strategy”). Our net operating loss carry-forwards permit us to apply our net operating losses from prior fiscal years to taxable income in future years in order to reduce our tax liability.  As we have incurred losses since our inception, we are unable to realize value from our net operating loss carry-forwards unless we become profitable, either through the commercialization of the products we are developing or through the acquisition of a profitable company. The success of a NOL Strategy will be predicated on maintaining the value of and utilizing all or substantially all of our net operating loss carry-forwards to offset future taxable income of our company or any acquired company. This strategy would be adversely affected if we are unable to realize value from, or otherwise preserve and utilize, our net operating loss carry-forwards, including for any of the following reasons, none of which we have explored or researched as of December 31, 2017:

●

Past Ownership Changes.  In the event that we are deemed to have undergone an “ownership change” as defined in Section 382(g)(1) of the Internal Revenue Code (the “Code”), our net operating loss carry-forwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses.  Generally, an “ownership change” occurs if the percentage of the stock owned by one or more “5-percent shareholders” (as that term is defined for purposes of Section 382 of the Code) has increased by more than 50 percentage points over the lowest percentage of stock owned by those shareholders at any time during the “testing period”, which is generally the preceding three-year period.

●

Future Ownership Changes.  Even if an ownership change has not occurred in the past, there is still the potential for an ownership change to occur under Section 382 of the Code as a result of future changes in stock ownership.  For example, our issuance of additional stock in the future will result in additional ownership change.

●

Equity Structure Shift.  Certain equity structure shifts, including certain reorganization type-transactions, public offerings, and similar transactions that give rise to a change in the ownership of the Company may result in a limitation or prohibition on the use of the net operating loss carry-forwards.  Additionally, the IRS has viewed an acquisition of an ownership percentage in a company that is represented by certain equity instruments, including certain preferred stock, debt instruments, or stock options, as indicative of a transfer of a beneficial ownership interest in a company under Section 382 of the Code.  Accordingly, when those instruments are issued, there could be an unintended ownership change that results in a limitation or prohibition on the use of the net operating loss carry-forwards.

●

De Facto Liquidation.  In order to preserve our net operating loss carry-forwards, there must not be a “de facto liquidation” of the Company. The IRS has interpreted a “de facto liquidation” to include sales or the discontinuation of the current business of a company.

In light of the significant uncertainties inherent in the forward-looking statements made by us, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.  Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements. Such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law

Item 1B.  UNRESOLVED STAFF COMMENTS

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

2017	High	Low
1st Quarter	$1.91	$0.64
2nd Quarter	$1.20	$0.67
3rd Quarter	$0.91	$0.52
4th Quarter	$0.74	$0.25

2016	High	Low
1st Quarter	$0.55	$0.33
2nd Quarter	$0.60	$0.26
3rd Quarter	$0.64	$0.37
4th Quarter	$0.70	$0.32

Holders of Common Stock

As of December 31, 2017, we had approximately 325 shareholders of record of our common stock. As of December 31, 2017, we had 48,979,546 common shares issued and outstanding.

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

The declaration and payment of dividends on our common stock is limited by provisions of the New York Business Corporation Law which permits the payment of dividends only, if after the dividends are paid, a company’s net assets are at least equal to its stated capital. Payment of dividends on our common stock is also subordinated to the requirement that we pay all current and accumulated dividends on our Class A and Class B Preferred Shares prior to the payment of any dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in col. )

Equity compensation plans approved by security holders	9,682,000	(1)	$0.54		3,283,000
Equity compensation plans not approved by security holders	1,223,000	(2)	$1.04	(3)	None
Total	10,905,000		$0.59		3,283,000

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

Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued a total of $2,285,000 of 6% Senior Convertible Promissory Notes and Warrants ("2017 Convertible Notes") to accredited investors during the year ended December 31, 2017. The 2017 Convertible Notes were offered and sold without registration under the Securities Act of 1933 pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offering was made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. Subsequent to December 31, 2017 and up to the filing of this Form 10K, the Company issued an additional $1,175,000 of 2017 Convertible Notes.

Reports to Shareholders

We furnish our shareholders with an annual report containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law. We comply with periodic reporting, proxy solicitation and certain other requirements of the Securities Exchange Act of 1934.

Transfer Agent and Registrar

Continental Stock Transfer & Trust Company has been appointed as our Transfer Agent and Registrar for our common stock and for our preferred stock. Continental’s mailing address is One State Street, New York, New York 10004, and the main telephone number is (212) 509-4000.

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

Overall Business Strategy

CurAegis Technologies, Inc. (“CurAegis”, “the Company”) was incorporated as a New York business corporation in September 1996 under the name Torvec, Inc. The Company’s name was changed to CurAegis Technologies, Inc. in 2016 in connection with the establishment of its two business divisions. The CURA (Circadian User Risk Assessment) division is engaged in the fatigue management business, and the Aegis division is engaged in the power and hydraulic business.

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

CurAegis has engaged sleep study experts and neurologists to assist with the analysis and validation of our new technologies. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. Action taken upon a warning of a change in alertness will lead to a better and safer environment. The myCadian watch paired with the CURA software is designed to be a real-time alertness and emergency monitoring system that addresses sleep and fatigue management solutions. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters.  The Company has filed for patent protection for these inventions.

The myCadian watch is a wearable device developed using physiological monitoring hardware and our proprietary CURA software and is designed to predict and detect a degradation of alertness in a user and reveal sleep and fatigue problems. The CURA System will include:

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

Management is developing marketing and sales programs in support of the CURA sales launch to begin in 2018.

The Company has invested in controlled clinical studies at the Sleep and Chronobiology Laboratory at the University of Colorado-Boulder and at the University of Rochester Medical Center. These studies have been used to validate our actigraphy data collection as well as calibrate our proprietary technologies and algorithms.

The Z-Coach tool is a critical component of the CURA System and was created by highly respected fatigue management scientists. We acquired Z-Coach in 2015. Z-Coach learning topics include: Risks and Costs of Fatigue, Fundamentals of Sleep, Fatigue Mitigation and Countermeasures. Z-Coach participants gain an awareness of the dangers inherent in the lack of sleep and learn to utilize lifestyle tools to make changes to improve their health, mood, productivity and safety.

The Z-Coach modules have been designed for a range of industry professionals, including aviation, trucking and busing industry and for corporate workers. These Z-Coach modules are a key component to the CURA™ System and the myCadian watch.

Aegis Division: Hydraulic Pump

The development of our hydraulic pump has taken on added significance in light of U.S. government emissions regulations for off road diesel engines. To help achieve these standards, companies are attempting to run diesel engines, and their hydraulic pumps, at lower rotational speeds. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in rotational speed. Among other advantages, the Aegis hydraulic technology allows a larger displacement pump to fit into the same or smaller footprint than that of existing pumps. This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

Our Aegis engineering team has completed a production prototype and is working with leaders in the pump industry to align the prototype capability with specific customer applications. The Company reached significant milestones during the fourth quarter of 2017 in the design and testing of this production prototype. The Company is currently evaluating market opportunities that could result in a licensing agreement with a market leader in the hydraulic industry. Engineering testing, design and expansion of functionalities will continue during 2018.

We have invested in software, test equipment and personnel to enhance our development efforts and began a design of the hydraulic pump to improve the overall performance while maintaining the advantages we have in size and weight. We have built our own testing facility, which would have otherwise taken place at a third-party testing facility. Our engineer and design team has progressively made adjustments to the valve and piston technology and each change has resulted in an improvement in the measured efficiency of the pump. We have filed for patent protection for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process.

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

Results of Operations for the years ended December 31, 2017 and 2016

Revenue, Cost of Revenue and Loss on Revenue

	For the year ended December 31,		Variance
	2017	2016
Revenue	$39,000	$26,000	$13,000
Cost of revenue	161,000	127,000	34,000
Loss on revenue	$(122,000)	$(101,000)	$(21,000)

The Company recorded $39,000 in revenue during the year ended December 31, 2017. Revenue from Z-Coach stand-alone sales aggregated $28,000 and $26,000 for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, the Company recognized $11,000 in revenue generated from CURA System pilot programs delivered in the fourth quarter of 2017. The Company did not have revenue from the CURA System in the year ended December 31, 2016.

The Z-Coach modules have been designed for a range of industry professionals, including aviation, trucking and busing industry and for corporate workers. The Company began offering the Z-Coach Aviation program in the first quarter of 2016. Z-Coach provides fatigue safety training over a twelve month subscription period. The user has unlimited access to this tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

During the year ended December 31, 2017, one hundred and forty-eight Z-Coach Aviation subscriptions were sold to eight customers resulting in total customer sales of $12,000. As of December 31, 2017, and December 31, 2016, the Company has deferred revenue of $5,000 and $22,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $161,000 and $127,000 in cost of revenue during the year ended December 31, 2017 and December 31, 2016, respectively. The cost of revenue includes: (i) software amortization and hosting fees incurred to provide the Z-Coach product to subscribers and (ii) product costs incurred in the delivery of pilot programs shipped in the fourth quarter of 2017 related to the CURA System. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months.

Engineering and Development Costs and Expenses

	For the year ended December 31,		Variance
	2017	2016	Incr (decr)
Wages and benefits	$849,000	$829,000	$20,000
Professional fee and advisors	236,000	584,000	(348,000)
Parts and shop supplies	267,000	180,000	87,000
Computer and software maintenance	56,000	48,000	8,000
Depreciation and amortization	43,000	55,000	(12,000)
Other costs and expenses	18,000	22,000	(4,000)
	1,469,000	1,718,000	(249,000)
Stock based compensation	33,000	27,000	6,000
Total Engineering and Development	$1,502,000	$1,745,000	$(243,000)

Engineering and development expenses for the year ended December, 31, 2017 amounted to $1,502,000 as compared to $1,745,000 in the year ended December 31, 2016. Non-cash stock-based compensation attributable to stock options for the year ended December 31, 2017 was $33,000, compared to $27,000 for the year ended December 31, 2016.  The Company continued to invest in the CURA and Aegis product development efforts in 2017. The decrease in engineering and development costs since 2016 is primarily attributed to software costs incurred for the CURA System that was developed by an outside consulting firm. The increase in parts and shop supplies reflects the internal costs to build, test and produce a working prototype of the Aegis hydraulic pump.

General and Administrative Costs and Expenses

	For the year ended December 31,		Variance
	2017	2016	Incr (decr)
Wages and benefits	$1,564,000	$1,183,000	$381,000
Professional fees and advisors	506,000	342,000	164,000
Facilities and occupancy	152,000	151,000	1,000
Insurance	76,000	80,000	(4,000)
Conferences and travel	118,000	95,000	23,000
Shareholder support	67,000	48,000	19,000
Depreciation and amortization	10,000	11,000	(1,000)
Other costs and expenses	130,000	121,000	9,000
	2,623,000	2,031,000	592,000
Stock based compensation	126,000	118,000	8,000
Total General and Administrative	$2,749,000	$2,149,000	$600,000

General and administrative expense for the year ended December 31, 2017 amounted to $2,749,000 compared to $2,149,000 in the year ended December 31, 2016. Non-cash stock-based compensation expense for the year ended December 31, 2017 was $126,000 compared to $118,000 for the year ended December 31, 2016. Excluding the non-cash stock-based compensation expense, general and administrative expense for the year ended December 31, 2017 amounted to $2,623,000 compared to $2,031,000 in the year ended December 31, 2016. The increase of $592,000 of spending in 2017 is attributed to headcount increases in our sales and operations teams and increases in professional fees and advisors reflecting the investment in the CURA and Aegis business and product development efforts.

Impairment loss

During the year ended December 31, 2017 we recorded an impairment charge of $357,000 reflecting the write off of previously capitalized software development costs associated with CURA software that was deemed non-recoverable upon future commercialization of the CURA system. No impairment charges were recorded in the year ended December 31, 2016.

Other Income and Expense

	For the year ended December 31,		Variance
	2017	2016
Interest expense	$(765,000)	$(129,000)	$(636,000)
Gain on debt extinguishment	70,000	-	70,000
Other income (expense)	2,000	(38,000)	40,000
	$(693,000)	$(167,000)	$(526,000)

During the year ended December 31, 2017, the Company recognized $230,000 in interest expense on the 6% convertible notes and $535,000 of amortization on debt discount classified as interest expense related to convertible notes. As of December 31, 2017, the company has $5,825,000 in face value of 6% convertible notes outstanding.

The Company recognized a gain of $70,000 on the extinguishment of debt on November 30, 2017, resulting from changes to the conversion and exercise price on the 2017 Convertible Notes then outstanding. The 2017 Convertible Notes outstanding on November 30, 2017, in the aggregate amount of $2,450,000, were re-issued to reflect a reduction of the conversion price on the notes from $0.50 per share to $0.333 per share. The exercise price of the underlying warrants was also reduced from $0.50 per share to $0.333 per share. The amendment and reissuance of these 2017 Convertible Notes has been accounted for as an extinguishment and re-issuance of the replacement notes and warrants and resulted in a non-cash gain in the results of operations for the year ended December 31, 2017.

Net Loss for the years ended December 31, 2017 and 2016

The net loss for the year ended December 31, 2017 was $5,423,000, compared with a net loss in the year ended December 31, 2016 of $4,162,000. The net loss attributable to common stockholders for the year ended December 31, 2017 was $5,671,000 as compared to $5,295,000 for the year ended December 31, 2016. The weighted average basic and diluted common shares outstanding amounted to 48,032,000 and 46,119,000 for each of the years ended December 31, 2017 and 2016, respectively. Basic and diluted loss per common share for each of the year ended December 31, 2017 and 2016 were $0.12 and $0.11 respectively.

Preferred stock dividends accrued totaled $248,000 in each of the years ended December 31, 2017 and 2016.

During the year ended December 31, 2016, in connection with the issuance of the 6,042,000 shares of Series C-3 Preferred stock, the Company valued the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. The fair value of our common stock on the date of issuance was compared to the effective conversion price, and in order to measure the value of the non-cash beneficial conversion feature inherent to the convertible preferred shares. This beneficial conversion feature of $885,000 is reflected in the statement of operations for the year ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, cash totaled $194,000, a net decrease of $1,815,000 since the beginning of the year. During the year ended December 31, 2017 we used $4,222,000 of cash in operating activities. A net loss of $5,423,000 was adjusted for $1,161,000 in non-cash expenses for depreciation, amortization, stock-based compensation, non-cash gain on debt extinguishment, and impairment loss and $40,000 in changes in working capital components. During 2017, the Company recorded an impairment charge of $357,000 reflecting the write off of previously capitalized software development costs associated with CURA software that was deemed non-recoverable upon future commercialization of the CURA system.  No impairment charges were recorded in the year ended December 31, 2016.  The increase in cash used in operations in 2017 compared to 2016 was driven by the increase in the net loss. In 2016, the net loss of $4,162,000 was adjusted for $454,000 in non-cash expenses for depreciation, amortization and stock-based compensation and $105,000 in changes in components of working capital.

The Company invested $420,000 in capitalized software and property and equipment in the year ended December 31, 2017 compared to the investment of $94,000 in the year ended December 31, 2016.

During the year ended December 31, 2017, the Company generated $2,835,000 in cash from financing activities resulting from the issuance of $2,825,000 in 2017 Convertible Notes and $10,000 in proceeds received upon the exercise of a common stock warrant. During the year ended December 31, 2016, net proceeds of $1,495,000 were generated from the issuance of Series C-3 convertible preferred shares and $2,972,000 from issuance of 2016 Convertible Notes and Warrants.

Current Cash Outlook and Management Plans

As of December 31, 2017, we have cash on hand of $194,000, negative working capital of $69,000, a stockholders’ deficit of $3,408,000 and an accumulated deficit of $80,841,000. During the year ended December 31, 2017 we raised $2,825,500 in gross proceeds through the issuance of 6% convertible notes and warrants. The proceeds from this private placement have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2018 cash needs, based on its current development and product plans, will range from $4.5 to $5.0 million. As of December 31, 2017, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

Subsequent to December 31, 2017, the board of directors increased the limit on the 2017 Convertible Notes from $4 million to $5 million.

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

The Company’s ability to fund its current and future commitments from its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division; (ii) generate revenue from the licensing or sale of our hydraulic technologies or; (iii) decrease engineering and development and administrative expenses. If these and other factors are not met, the Company would need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

Critical Accounting Policies

Revenue Recognition

The Company has two sources of revenue: (i) from the sale of CURA System products and (ii) from stand-alone Z-Coach subscriptions. Revenue from the sale of CURA System products is recognized upon the shipment of myCadian devices to a customer and upon the company’s satisfaction of all performance obligations as described in customer agreements. The Z-Coach Program provides fatigue training over an annual subscription period of twelve months. The Z-Coach Program allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription, and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of December 31, 2017, and December 31, 2016, there were no accrued interest or penalties related to uncertain tax positions.

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

FASB ASC 505-50, “Equity-Based Payments to Non-Employees,” requires all share-based payments to non-employees, including grants of stock options, to be recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassess the fair value of non-employee options as service conditions are met, which generally aligns with the vesting period of the options, and we adjust the expense recognized in the consolidated financial statements accordingly.

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

CURAEGIS TECHNOLOGIES, INC.

Contents

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

CurAegis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CurAegis Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the years then ended, and the related notes to the consolidated financial statement (collectively, the financial statements). In our opinion, the financial statements presented fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits include performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Freed Maxick CPAs, P.C.

We have served as the Company’s auditor since 2011.

Buffalo, New York
March 16, 2018

CURAEGIS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$194,000	$2,009,000
Accounts receivable	8,000	10,000
Inventory (net)	1,744,000	24,000
Prepaid expenses and other current assets	27,000	48,000
Total current assets	1,973,000	2,091,000

Software (net)	102,000	227,000
Property and equipment (net)	125,000	117,000
Total non-current assets	227,000	344,000

Total Assets	$2,200,000	$2,435,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$167,000	$143,000
Liability for inventory held at vendor	1,678,000	-
Other current liabilities	103,000	103,000
Accrued interest	87,000	35,000
Deferred revenue	5,000	22,000
Capital lease obligation - current	2,000	2,000
Total current liabilities	2,042,000	305,000

Capital lease obligation, non-current	3,000	4,000
Senior convertible notes (net)	3,563,000	543,000
Total Liabilities	5,608,000	852,000

Commitments and other matters (Note 14)	-	-

Stockholders' (Deficit) Equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C, voting, convertible, no dividend, shares issued and outstanding at December 31, 2017 and 2016: 15,937,500 and 16,000,000, respectively	159,000	160,000
Series C-2, voting, convertible, no dividend, shares issued and outstanding at December 31, 2017 and 2016: 25,000,000 and 25,000,000, respectively	250,000	250,000
Series C-3, voting, convertible, no dividend, shares issued and outstanding at December 31, 2017 and 2016 3,388,000 and 5,022,000, respectively	34,000	50,000
Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at December 31, 2017 and 2016: 468,221 and 543,221, respectively	5,000	5,000
Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at December 31, 2017 and 2016: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at December 31, 2017 and 2016: 48,979,546 and 47,066,765, respectively	490,000	470,000
Additional paid-in capital	76,494,000	76,065,000
Accumulated deficit	(80,841,000)	(75,418,000)
Total Stockholders' (Deficit) Equity	(3,408,000)	1,583,000

Total Liabilities and Stockholders' (Deficit) Equity	$2,200,000	$2,435,000

See notes to consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017	Year Ended December 31, 2016

Revenue	$39,000	$26,000
Cost of Revenue	161,000	127,000
Loss on Revenue	(122,000)	(101,000)

Costs and expenses:
Engineering and development:
E&D costs, excluding stock-based compensation	1,469,000	1,718,000
Stock-based compensation	33,000	27,000
Total engineering and development	1,502,000	1,745,000
General and administrative:
G&A costs, excluding stock-based compensation	2,623,000	2,031,000
Stock-based compensation	126,000	118,000
Total general and administrative	2,749,000	2,149,000

Impairment loss	357,000	-
Total costs and expenses	4,608,000	3,894,000

Loss from operations	(4,730,000)	(3,995,000)

Interest expense	(765,000)	(129,000)
Gain on extinguishment of debt	70,000	-
Other income (expense)	2,000	(38,000)
	(693,000)	(167,000)

Loss before income taxes	(5,423,000)	(4,162,000)
Income taxes	-	-
Net Loss	(5,423,000)	(4,162,000)

Preferred stock beneficial conversion feature	-	885,000
Preferred stock dividends	248,000	248,000
Net Loss attributable to common stockholders	$(5,671,000)	$(5,295,000)

Net Loss per share attributable to common stockholders:
Basic and Diluted	$(0.12)	$(0.11)

Weighted average number of shares of common stock:
Basic and Diluted	48,032,000	46,119,000

See notes to consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Class C Preferred Stock		Class C-2 Preferred Stock		Class C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2016	16,250,000	162,000	25,000,000	$250,000	-	-	543,221	$5,000	67,500	$1,000	45,796,765	$458,000	$71,963,000	$(71,256,000)	$1,583,000
Issuance of Series C 3 preferred shares					6,042,000	$60,000							$1,435,000		$1,495,000
Conversion of preferred shares to common shares	(250,000)	$(2,000)			(1,020,000)	$(10,000)					1,270,000	$12,000			-
Stock-based compensation													$145,000		$145,000
Issuance of warrants with convertible note													$465,000		$465,000
Beneficial conversion feature on convertible note													$2,057,000		$2,057,000
Net Loss														$(4,162,000)	$(4,162,000)
Balance at December 31, 2016	16,000,000	$160,000	25,000,000	$250,000	5,022,000	$50,000	543,221	$5,000	67,500	$1,000	47,066,765	$470,000	$76,065,000	$(75,418,000)	$1,583,000

Conversion preferred A to common shares							(75,000)				75,000	1,000			1,000
Preferred A dividends paid in common shares											101,281	1,000	(1,000)		-
Conversion preferred C to common shares	(62,500)	(1,000)									62,500	1,000			-
Conversion of preferred C3 to common stock					(1,634,000)	(16,000)					1,634,000	16,000			-
Exercise of common stock warrant											40,000	1,000	9,000		10,000
Stock-based compensation													159,000		159,000
Issuance of warrants with convertible notes													262,000		262,000
Net Loss														(5,423,000)	(5,423,000)

Balance at December 31, 2017	15,937,500	$159,000	25,000,000	$250,000	3,388,000	$34,000	468,221	$5,000	67,500	$1,000	48,979,546	$490,000	$76,494,000	$(80,841,000)	$(3,408,000)

See notes to consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows from operating activities:
Net loss	$(5,423,000)	$(4,162,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180,000	173,000
Amortization of discount reported as interest	535,000	96,000
Stock-based compensation	159,000	145,000
Impairment loss	357,000	-
Gain on extinguishment of debt	(70,000)	-
Loss on disposition of property and equipment	-	40,000

Changes in working capital items:
Accounts receivable	2,000	(10,000)
Inventory	(1,720,000)	(24,000)
Prepaid expenses and other current assets	21,000	(11,000)
Accounts payable and other accrued expenses	1,754,000	128,000
Deferred revenue	(17,000)	22,000
Net cash used in operating activities	(4,222,000)	(3,603,000)

Cash flows from investing activities:
Purchase of software, property and equipment	(420,000)	(94,000)
Net cash used in investing activities	(420,000)	(94,000)

Cash flows from financing activities:
Gross proceeds from issuance of senior convertible note	2,825,000	3,000,000
Proceeds from exercise of common stock warrant	10,000	-
Cost incurred in issuance of senior convertible note	(8,000)	(28,000)
Net proceeds from sales of preferred stock	-	1,495,000
Repayment of capital lease obligation	-	(2,000)
Net cash provided by financing activities	2,827,000	4,465,000

Net (decrease) increase in cash	(1,815,000)	768,000
Cash at beginning of year	2,009,000	1,241,000
Cash at end of year	$194,000	$2,009,000

Supplemental Disclosures:
Cash used for payment of interest expense	$172,000	$-
Debt discount related to warrants and beneficial conversion feature	$262,000	$2,523,000
Conversion of preferred shares to common	$18,000	$305,000
Conversion of preferred dividends to common	$405,000	$-

See notes to consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

CurAegis Technologies, Inc. (“CurAegis”, “the Company”) was incorporated as a New York business corporation in September 1996 under the name Torvec, Inc. The Company’s name was changed to CurAegis Technologies, Inc. in 2016 in connection with the establishment of its two business divisions. The CURA division is engaged in the fatigue management business and the Aegis division is engaged in the power and hydraulic business.

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

Current Cash Outlook and Management Plans

As of December 31, 2017, we have cash on hand of $194,000, negative working capital of $69,000, a stockholders’ deficit of $3,408,000 and an accumulated deficit of $80,841,000. During the year ended December 31, 2017 we raised $2,825,500 in gross proceeds through the issuance of 6% convertible notes and warrants. The proceeds from this private placement has been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2018 cash needs, based on its current development and product plans, will range from $4.5 to $5.0 million. As of December 31, 2017, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

Subsequent to December 31, 2017, the board of directors increased the limit on the 2017 Convertible Notes from $4 million to $5 million.  The 2017 Convertible Notes to be sold in a private placement are exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering is available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933.

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

The Company’s ability to fund its current and future commitments from its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division; (ii) generate revenue from the licensing or sale of our hydraulic technologies or; (iii) decrease engineering and development and administrative expenses. If these and other factors are not met, the Company would need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned). As of December 31, 2017, each of the subsidiaries is non-operational. The Company intends to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Cash: We maintain cash at financial institutions which periodically may exceed federally insured amounts. We have a corporate credit card program through our primary financial institution, JPMorgan Chase Bank, N.A. In connection with this, the Company granted a security interest to the bank in our money market account to act as collateral for the activity within the corporate card program, up to $15,000.

Inventory: Inventory is stated at the lower of cost or net realizable value with cost determined under the average cost method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The allowance for excess, obsolete or slow-moving inventory was $6,000 and zero at December 31, 2017 and December 31, 2016, respectively.

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  The allowance for doubtful accounts was zero at December 31, 2017 and December 31, 2016.

Software, Property and Equipment: Capitalized software, property and equipment are stated at cost. Estimated useful lives are as follows:

Software (in years)	3
Office equipment (in years)	5	-	7
Leasehold improvements	lesser of useful life or lease term

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and significant repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and software amortization expense for the years ended December 31, 2017 and 2016 amounted to $180,000 and $173,000, respectively.

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

During the year ended December 31, 2017 we recorded an impairment charge of $357,000 reflecting the write off of previously capitalized software development costs associated with CURA software that was deemed non-recoverable upon future commercialization of the CURA system. No impairment charges were recorded in the year ended December 31, 2016.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at December 31, 2017 and 2016. The carrying amount of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, deferred revenue and accrued expenses approximates their fair value due to their short maturity. The carrying amount of capital lease obligations approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms. The 6% senior convertible notes can be converted into common stock with an underlying value of $6,162,000 as of December 31, 2017 based on the trading price on December 31, 2017.

Revenue Recognition and Deferred Revenue: The Company has two sources of revenue: (i) from the sale of CURA System products and (ii) from stand-alone Z-Coach subscriptions.

Revenue from the sale of CURA System products is recognized upon the shipment of myCadian devices to a customer and upon the company’s satisfaction of all performance obligations as described in customer agreements. The Z-Coach Program provides fatigue training over an annual subscription period of twelve months. The Z-Coach Program allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription, and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

Three customers accounted for 75% of total Z-Coach subscription sales made during the year ended December 31, 2017. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

Engineering and Development and Patents: Engineering and development costs and patent expenses are charged to operations as incurred. Engineering and development includes personnel-related costs, materials and supplies, depreciation and consulting services.

Patent costs for the years ended December 31, 2017 and 2016 amounted to $146,000 and $96,000, respectively, and are included in general and administrative expenses.

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

FASB ASC 505-50, “Equity-Based Payments to Non-Employees,” requires all share-based payments to non-employees, including grants of stock options, to be recognized in the consolidated financial statements as compensation expense generally over the service period of the consulting arrangement or as performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassess the fair value of non-employee options as service conditions are met, which generally aligns with the vesting period of the options, and we adjust the expense recognized in the consolidated financial statements accordingly.

FASB ASC 718-20 requires that modifications of the terms or conditions of equity awards be treated as an exchange of the original award for a new award.  Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified.

Income Taxes: In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)", which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  ASU 2016-09 is effective for public companies for annual and interim periods beginning after December 15, 2016.  We adopted the new accounting standard in the first quarter of 2017 and will maintain our policy to estimate forfeitures as they occur to determine stock-based compensation expense.  Adoption of this new accounting standard resulted in the recognition of an increase in the Company's gross deferred tax asset of $1,684,000 and an offsetting decrease for the same amount to the deferred tax asset due to the uncertain tax benefits.  There was no impact to the Company's accumulated deficit as a result of adopting this new accounting standard.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of December 31, 2017, and December 31, 2016, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2017 and 2016, we excluded 80,288,000 and 72,385,000 potential common shares, respectively, relating to convertible preferred stock, convertible notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at December 31, 2017 and 2016 as the conditions for their vesting are not time-based.

Recent Accounting Pronouncements:

FASB Accounting Pronouncements Related to Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  In May 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” extending the date of implementation of this guidance for public companies to reporting periods beginning after December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers" to further clarify identifying performance obligations and licensing in Topic 606.  In May, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers” to address narrow-scope improvements and practical expedients relative to certain aspects of Topic 606.

These standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect recognized at the date of adoption (which includes additional footnote disclosures). The Company believes the adoption of FASB accounting pronouncements related to revenue from Contracts with Customers (Topic 606) will not be significant.

Other FASB Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09 Compensation -Stock Compensation (Topic 718) "Scope of Modification Accounting." This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This amendment is effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company believes the adoption of this standard on our consolidated financial statements and related disclosures will not be material.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows: “Classification of Certain Cash Receipts and Cash Payments (Topic 230).” There is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This pronouncement addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company believes the adoption of this standard on our consolidated financial statements and related disclosures will not be material.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326) “Measurement of Credit Losses on Financial Instruments.” The pronouncement affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets that have the contractual right to receive cash. This pronouncement will affect an entity to varying degrees depending on the credit quality of the assets held, their duration, and how the entity applies current GAAP. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company believes the adoption of this standard on our consolidated financial statements and related disclosures will not be material.

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases,” a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize in its balance sheet assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset will be recognized related to the right to use the underlying asset and a liability will be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and requires modified retrospective adoption, with early adoption permitted. The Company believes the adoption of this standard on our consolidated financial statements and related disclosures will not be material.

NOTE 3 – INVENTORY AND RELATED VENDOR LIABILITY

The Company had the following inventory held at our manufacturing vendor and on hand as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Raw materials	$1,681,000	$4,000
Finished goods	69,000	20,000
	1,750,000	24,000
Less: Reserve for quality	(6,000)	-
Inventory (net)	$1,744,000	$24,000

Liability for inventory held at vendor	$1,678,000	$-

During 2017, the Company initiated a purchase order with a third party vendor to manufacture and assemble the myCadian watch. In connection with this agreement, the Company agreed to a cancellation charge for products purchased on behalf of the Company in the instance that the purchase order is subsequently modified, delayed or cancelled. The Company has recorded $1,750,000 in inventory and components which were purchased by the vendor on our behalf and a related liability of $1,678,000 for amounts payable in connection with this agreement.

NOTE 4 - 6% SENIOR CONVERTIBLE NOTES AND WARRANTS

The Company issued $2,825,000 and $3,000,000 of convertible notes during the years ended December 31, 2017 and 2016, respectively. All of these notes remaining outstanding as December 31, 2017.

2017 Convertible Notes

Face value of 2017 Convertible Notes	$2,825,000
Debt Discount at issuance	(1,523,000)
Write off debt discount upon extinguishment	1,183,000
Amortization of debt discount since inception	79,000
6% Senior Convertible Notes (net)	$2,564,000

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

The conversion rate of the notes was originally fixed at $0.50 per share as determined at the close of business on May 31, 2017 and subsequently modified on November 30, 2017 to $0.333 per share. Investments less than $500,000 were granted warrants to purchase an aggregate number of shares of common stock equal to 10% of the number of shares issuable upon the conversion of the notes and investments of $500,000 and greater were granted warrants to purchase an aggregate number of shares of common stock equal to 25% of the number of shares issuable upon the conversion of the notes. Originally the warrants had a fixed exercise price of $0.50 and a ten-year term from the date of issuance. The conversion price for the warrants was also modified on November 30, 2017 to $0.333 per share.

The Company recognized a gain of $70,000 on the extinguishment of debt on November 30, 2017, resulting from changes to the conversion and exercise price on the 2017 Convertible Notes then outstanding. The 2017 Convertible Notes outstanding on November 30, 2017, in the aggregate amount of $2,450,000, were re-issued to reflect a reduction of the conversion price on the notes from $0.50 per share to $0.333 per share. The exercise price of the underlying warrants was also reduced from $0.50 per share to $0.333 per share. The amendment and reissuance of these 2017 Convertible Notes has been accounted for as an extinguishment and re-issuance of the replacement notes and warrants and resulted in a non-cash gain in the results of operations for the year ended December 31, 2017.

The notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933.

The Company issued $2,825,000 in 2017 Convertible Notes representing 8,485,000 common stock potential shares and 1,186,000 warrants.

The Company allocated $353,000 of the proceeds from the 2017 SPA to debt discount based on the computed fair value of the warrants issued, the beneficial conversion feature and the debt issuance costs.

During the year ended December 31, 2017 the Company recorded $50,000 in interest expense and amortization of debt discount of $79,000.  As of December 31, 2017, the 2017 Convertible Notes had a face value of $2,825,000 and are presented net of unamortized debt discount of $261,000 related to warrants, issued in connection with this offering resulting in a carrying value of $2,564,000.

2016 Convertible Notes

Face value December 31, 2016	$3,000,000
Debt discount at issuance	(2,551,000)
Amortization of debt discount since inception	550,000
6% Senior Convertible Notes (net)	$999,000

During 2016, the board of directors authorized, and the Company issued, $3 million in 6% Senior Convertible Promissory Notes and Warrants (the “2016 Convertible Notes”) in connection with the August 25, 2016 Securities Purchase Agreement (the “2016 SPA”). The 2016 Convertible Notes have five year maturity dates ranging from August 2021 through December 2021 and a fixed annual interest rate of 6%. The initial year of interest expense was paid to the note holders on the first anniversary of each note's issuance and will be paid quarterly thereafter. Principal is due in full on each note's maturity date.

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

In connection with the issuance of the 2016 Convertible Notes, the Company granted 1,200,000 warrants with an exercise price of $0.25 per share and 10 year terms. The Company incurred $28,000 in debt issuance costs in connection with the issuance of the Convertible Notes. In accordance with FASB ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30), these debt issuance costs have been presented as a direct deduction from the carrying amount of the Convertible Note liability and reflected as a component of debt discount which is amortized and included in interest expense over the five-year term of the Convertible Notes.

The Company allocated $2,551,000 of the proceeds from the 2016 SPA to debt discount based on the computed fair value of the warrants, the beneficial conversion feature and the debt issuance costs on the date of investment. As of December 31, 2017, these notes have a face value of $3,000,000 and are presented net of unamortized debt discount of $2,001,000 related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $999,000. As of December 31, 2016, the Convertible Notes have a face value of $3,000,000 and were presented net of unamortized debt discount of $2,457,000 related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $543,000.

During the year ended December 31, 2017, the Company recorded $180,000 in interest expense and amortization of debt discount of $456,000. During the year ended December 31, 2016 the Company recorded $129,000 in interest expense and amortization of debt discount of $94,000.

NOTE 5 - CAPITAL LEASE OBLIGATION

In 2015, we entered into a capital lease for a copy machine over a 5 year term, with a fair market value buyout option. The capitalized value of the lease was approximately $9,000 and the monthly payment is approximately $170 with an implicit interest rate of 5.3%. Future payments remaining under this lease agreement are less than $2,000 per year through the lease expiration date in 2020.

NOTE 6 – SOFTWARE

The Company invested in software for the CURA System during the year ended December 31, 2016. These assets are amortized over an estimated useful life of 3 years. Amortization expense recognized for the years ended December 31, 2017 and 2016 was $125,000 and $114,000, respectively. The net value of capitalized software at December 31, 2017 and 2016 was $102,000 and $227,000, respectively. Future amortization expense is expected to be $92,000 in 2018 and $10,000 in 2019.

During the year ended December 31, 2017 the Company recorded an impairment charge of $357,000 reflecting the write off of previously capitalized software development costs associated with CURA software that was deemed non-recoverable upon future commercialization of the CURA system. No impairment charges were recorded in the year ended December 31, 2016.

NOTE 7 - PROPERTY AND EQUIPMENT

At December 31, 2017 and 2016 property and equipment consist of the following:

	December 31, 2017	December 31, 2016
Office equipment	$249,000	$244,000
Shop equipment	231,000	173,000
Leasehold improvements	253,000	253,000
	733,000	670,000
Less accumulated depreciation	(608,000)	(553,000)
Net property and equipment	$125,000	$117,000

Depreciation expense for the years ended December 31, 2017 and 2016 was $55,000 and $59,000 respectively.

NOTE 8- BUSINESS SEGMENTS

The Company has two operating business segments. The CURA business operates in the fatigue management industry and the Aegis business is focused in the power and hydraulic industry.

Segment information for the year ended December 31, 2017 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$39,000	-	-	$39,000
Loss on Revenue	122,000	-	-	122,000
Total Costs and Expenses	2,608,000	516,000	1,484,000	4,608,000
Impairment loss	357,000	-	-	357,000
Loss from operations	2,730,000	516,000	1,484,000	4,730,000
Other expense	-	-	693,000	693,000
Net loss	$2,730,000	$516,000	$2,177,000	$5,423,000

Stock based compensation	$55,000	$7,000	$97,000	$159,000
Depreciation and amortization	$150,000	$18,000	$12,000	$180,000
Capital expenditures	$373,000	$47,000	$-	$420,000
Assets at December 31, 2017	$1,894,000	$75,000	$231,000	$2,200,000

Segment information for the year ended December 31, 2016 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$26,000	$-	$-	$26,000
Loss on revenue	101,000	-	-	101,000
Total costs and expenses	2,078,000	527,000	1,289,000	3,894,000

Loss from operations	2,179,000	527,000	1,289,000	3,995,000
Other expense (income)	-	-	(167,000)	(167,000)
Net loss	$2,179,000	$527,000	$1,456,000	$4,162,000

Stock based compensation	$96,000	$8,000	$41,000	$145,000
Depreciation and amortization	$124,000	$38,000	$11,000	$173,000
Capital expenditures	$86,000	$-	$8,000	$94,000
Assets at December 31, 2016	$311,000	$46,000	$2,078,000	$2,435,000

NOTE 9 - INCOME TAXES

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

The provision (benefit) for income taxes for the years ended December 31, 2017 and 2016 is summarized below:

	December 31, 2017	December 31, 2016
Current tax expense (benefit):
Federal	$-	$-
State	-	-
Deferred tax expense (benefit):
Federal	5,418,000	(787,000)
State	127,000	(462,000)
Change in valuation allowance	(5,545,000)	1,249,000
Provision for income taxes	$-	$-

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations is attributable to the following:

	December 31, 2017	December 31, 2016

Income tax benefit at the federal statutory rate	$(1,846,000)	$(1,415,000)
State income tax (benefit), net of effect of federal taxes	84,000	(305,000)
Expiration of non-qualified stock options	-	31,000
Expiration of warrants	221,000	424,000
Non-deductible debt discount	182,000	-
Change in tax rate	6,869,000	-
Other	35,000	16,000
(Decrease) increase in valuation allowance	(5,545,000)	1,249,000
Provision for income taxes	$-	$-

The deferred tax asset at December 31, 2017 and 2016 consists of the following:

	2017	2016
Deferred income tax assets:
Net operating loss carryforwards	$2,604,000	$3,284,000
Deferred startup costs	9,853,000	13,906,000
Stock-based compensation	1,294,000	2,193,000
Other	153,000	66,000
	13,904,000	19,449,000
Less: Valuation allowance	(13,904,000)	(19,449,000)
Net deferred tax asset	-	-
Net deferred tax assets	$-	$-

On December 22, 2017 the U. S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U. S. tax code including but not limited to: (1) reducing the U. S. federal corporate tax rate from 35 percent to 21 percent (2) elimination of the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized (3) changing the rules related to the usage and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017 (4) generally eliminating U. S. federal income taxes on dividends from foreign subsidiaries for tax years beginning after December 31, 2017 and (5) implementing a territorial tax system and imposing a transition toll tax on deemed repatriated earnings of foreign subsidiaries.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP on situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act.  The Company has realized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2107.  As of December 31, 2017, we have completed the majority of the accounting for the tax effects of the Act.  If revisions are needed as new information becomes available, the final determination of the deemed remeasurement of our deferred tax assets and liabilities or other applicable provisions of the Act will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.

The deferred U.S. income tax expense for 2017 primarily represents a one-time, non-cash expense of $6,869,000 relating to the revaluation of deferred tax assets offset by a reduction of the valuation allowance in an equal amount. This resulted in a net zero effect on the provision for income tax.

At December 31, 2017, we have approximately $10,587,000 and $9,885,000 of adjusted federal and New York State net operating loss carryforwards, respectively, to offset future taxable income. These net operating losses begin expiring in 2023 through 2037. In addition, we have $137,000 of research and development tax credit carryforwards to offset future tax. These credits expire in 2037. From the date of inception through 2017, we have accumulated approximately $39,648,000 of adjusted deferred startup costs. Start-up costs will be amortized over a 15 year period beginning in the year we begin an active trade or business. We have provided a full valuation allowance on the net deferred tax assets due to uncertainty of realization through future earnings.

Effective January 1, 2017, the Company adopted ASU 2016-09 Compensation - Stock Compensation (Topic 718) Improvement to Employer Share-Based Payment Accounting.  As a result of this adoption, the Company recognized a gross deferred tax asset of $1,684,000 and a corresponding equal and offsetting uncertain tax position in the same amount resulting in no net deferred tax asset recognition. The uncertain tax benefits included in the tabular reconciliation relate to this deferred tax asset.

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

Reconciliations of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016

Balance as of January 1	$1,684,000	$1,666,000
Additions based on enacted changes in state rate	-	18,000
Reductions based on enacted changes in rates	(572,000)	-
Balance as of December 31	$1,112,000	$1,684,000

Tax years that remain subject to examination for our major tax jurisdictions include the years ended December 31, 2013 through December 31, 2017.

NOTE 10 - PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the year ended December 31, 2017, the Company issued 1,872,781 shares of common stock in connection with conversion notices received from various preferred shareholders and 40,000 shares resulting from the exercise of common stock warrants. During the year ended December 31, 2016, the Company issued 1,270,000 shares of common stock in connection with conversion notices received from various preferred shareholders.

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

During the year ended December 31, 2017, the Company issued 75,000 shares of common stock in connection with conversion notices received from one Series A convertible preferred shareholder. In addition, the company issued an additional 101,281 in common shares attributed to dividends earned on the converted shares.

At December 31, 2017, there were 468,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 468,221 outstanding shares of Class A Preferred stock amounted to approximately $2,346,000 and $2,538,000 at December 31, 2017 and 2016, respectively.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $2,346,000 and $2,538,000 at December 31, 2017 and 2016, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

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

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. For the years ended December 31, 2017 and 2016, we settled no Class B Preferred dividends.

At December 31, 2017, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $420,000. In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders and our Class A Preferred shareholders, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $420,000 and $386,000 at December 31, 2017 and 2016, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

During the years ended December 31, 2017 and 2016, Series C Preferred shareholders converted 62,500 and 250,000 shares, respectively of Series C Preferred into common stock. At December 31, 2017 and 2016, there were 15,937,500 and 16,000,000 shares of Series C Preferred stock outstanding. The value of the Series C Preferred shareholders’ liquidation preference was $6,375,000 and $6,400,000 at December 31, 2017 and 2016, respectively.

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

Cumulatively through December 31, 2017, Series C-2 Preferred shareholders have converted no shares of Series C-2 Preferred into common stock. At December 31, 2017 and 2016, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $5,000,000 at December 31, 2017 and 2016.

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

In 2015, the Company commenced the offering of up to $2,500,000 of the Series C-3 Preferred Shares at the price of $0.25 per share in a private placement pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offering was made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Series C-3 Preferred Shares are convertible into shares of the Company’s common stock at the rate of one-to-one, subject to adjustment in some circumstances.

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

In conjunction with the issuance of the Series C-3 Preferred stock in 2016, the Company computed the value of the non-cash beneficial conversion feature associated with the right to convert the shares into common stock on a one-for-one basis. The fair value of our common stock on the date of issuance was compared to the effective conversion price, and determined a value of the non-cash beneficial conversion feature of $885,000, which has been reflected in our consolidated statements of operations as an adjustment to arrive at the net loss attributable to common stockholders.

During the year ended December 31, 2017, the Company issued 1,634,000 shares of common stock in connection with conversion notices received from various Series C-3 convertible preferred shareholders. During the year ended December 31, 2016, the Company issued 1,020,000 shares of common stock in connection with conversion notices received from various Series C-3 convertible preferred shareholders.

NOTE 11 - STOCK OPTIONS

2016 Stock Option Plan   At the 2016 Annual Meeting the shareholders approved the 2016 Stock Option Plan (the “2016 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2016 Plan: non-qualified stock options and incentive stock options. As of December 31, 2017, no options have been granted under this plan.

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

During the year ended December 31, 2017, we granted a total of 235,000 stock options to employees and non-employee board members. These included stock options granted at exercise prices ranging from $0.65 to $1.00 per share, exercisable for 10 years that vest at a rate of 25% on each anniversary of the date of grant.

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

Summary   For the years ended December 31, 2017 and 2016, compensation cost related to stock option awards amounted to $159,000 and $145,000, respectively. As of December 31, 2017, there was approximately $232,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average of 1.5 years.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2017 and 2016 was $0.76 and $0.46, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2017 and 2016 was approximately $173,000 and $230,000, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017	2016
Expected term (years)	6.6	5.4
Expected forfeiture rate	0%	0%
Risk-free rate	2.1%	2.0%
Volatility	130%	130%
Dividend yield	0.0%	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the years ended December 31, 2017 and 2016:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at January 1, 2016	9,013,000	$.57
Granted	502,000	.46
Exercised	-	-
Canceled or expired	(68,000)	4.79

Outstanding at December 31, 2016	9,447,000	$.53	4.8	$2,016,000
Granted	235,000	.76
Exercised	-	-
Canceled or expired	-	-

Outstanding at December 31, 2017	9,682,000	$.54	3.9	$114,000

Exercisable at December 31, 2017	6,449,000	$.61	3.6	$3,000

Exercisable at December 31, 2016	6,276,000	$.61	4.4

No options were exercised, cancelled or expired unexercised during the year ended December 31, 2017. During year ended December 31, 2016, the Company cancelled 3,000 options and 65,000 options expired unexercised. As of December 31, 2017, there were 2,782,000 stock options outstanding under the 2011 Plan, 1,699,000 of which were vested at that date; leaving 218,000 options available for future grant under the 2011 Plan.

As of December 31, 2017, the exercise prices of all outstanding stock options ranged from $.20 per share to $1.58 per share.

NOTE 12 - WARRANTS

The following summarizes the activity of our outstanding warrants for the years ended December 31, 2017 and 2016:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value

Outstanding at January 1, 2016	3,315,000	$2.04	(A)
Granted	1,200,000	.25
Exercised	-	-
Canceled or expired	(296,500)	3.88

Outstanding at December 31, 2016	4,218,500	$.95	(A)	6.1	(B)	$874,000
Granted	1,186,336	.33
Exercised	(40,000)	.20
Canceled or expired	(150,000)	5.00

Outstanding at December 31, 2017	5,214,836	.57	(A)	6.5	(B)	$103,000

Exercisable at December 31, 2017	4,589,836	$.55		6.3	(C)	$102,000

Exercisable at December 31, 2016	3,593,500	$.90		5.9	(C)

(A)	The weighted average exercise price for warrants outstanding as of December 31, 2017 and 2016 and January 1, 2016 excludes 1,750,000 warrants in each period with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of December 31, 2017 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of December 31, 2017, and 2016 excludes 118,500 warrants with no expiration date.

NOTE 13 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, the Company issued $900,000 of 2017 Convertible Notes to three members of our board of directors representing 2,702,703 potential shares of common stock and 495,495 in warrants.

During the year ended December 31, 2016, the Company issued a total of 1,990,000 shares of our Series C-3 voting convertible preferred stock generating gross proceeds of $497,500 to seven members of our board of directors and one executive officer. During the year ended December 31, 2016, the Company issued $802,500 of 2016 convertible notes to four members of our board of directors representing a potential of 3,210,000 convertible common shares and 321,000 in warrants.  Also during 2016, the Company issued $1,170,000 of senior convertible notes to an investor that is deemed an affiliate through the ownership of the majority of our Series C and C-2 Preferred Stock. This investor has the right to 4,680,000 convertible common shares and 468,000 warrants as a result of this debt issuance. (See Notes 4 and 10.)

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. (See Note 14.)

NOTE 14 — COMMITMENTS AND OTHER MATTERS

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

Rent expense for each of the years ended December 31, 2017 and 2016 was approximately $80,000. Rent payments required under the extended lease term for the years ending December 31, 2018 amount to approximately $31,000.

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

401(k) Retirement Benefit Plan: The Company has a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at management’s discretion, authorize an employer contribution based on a portion of the employees' contributions.  At the present time, the Company does not provide for an employer match. During 2017 and 2016, we incurred administrative expenses of approximately $2,000 in each year related to the 401(k) plan.

NOTE 15- SUBSEQUENT EVENTS

2017 Convertible Notes

Subsequent to December 31, 2017, the Company issued $1,175,000 in new 2017 Convertible Notes and 694,444 warrants. Also, subsequent to December 31, 2017, the board of directors increased authorized offering limit on the 2017 Convertible Notes from $4 million to $5 million in connection with the May 31, 2017 Securities Purchase Agreement. (Note 4)

Series C3 Preferred Stock Conversion

Subsequent to December 31, 2017, the Company issued 80,000 shares of common stock in connection with a conversion notice received from a Series C3 convertible preferred shareholder.

Stock Option Grants

Subsequent to December 31, 2017, the Company granted 30,000 incentive stock options at $0.31 per share, with a 10 year life.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Richard A. Kaplan, our chief executive officer and Kathleen A. Browne our principal accounting officer, as of December 31, 2017, has informed the board of directors that, based upon their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-K), such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management (including the chief executive officer) as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections or any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The audit committee of our board of directors meets with our independent registered public accounting firm and management periodically to discuss internal control over financial reporting, auditing and financial reporting matters. The audit committee reviews with our independent registered public accountants the scope and the results of the audit effort. The audit committee’s report can be found in the definitive proxy statement issued in connection with the Company’s 2018 annual meeting of shareholders.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 “Internal Control—Integrated Framework”. Based upon its assessment, management concluded that as of December 31, 2017 internal control over financial reporting is effective.

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

Item 9B.   OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2018 annual meeting of shareholders. Information regarding our Executive Officers is found in Part I, Item 1 of this report.

Item 11. EXECUTIVE COMPENSATION

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2018 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2018 annual meeting of shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2018 annual meeting of shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2018 annual meeting of shareholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The list of exhibits required by this Item is incorporated in this Item by reference to the exhibit index attached after the signature page to this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS, INC.
Dated: March 16, 2018	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

Dated: March 16, 2018	By:	/s/ Kathleen A. Browne
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

Dated: March 16, 2018	By:	/s/ Richard A. Kaplan Richard A. Kaplan, Chief Executive Officer and Director

Dated: March 16, 2018	By:	/s/ Kathleen A. Browne Kathleen A. Browne Chief Financial and Accounting Officer

Dated: March 16, 2018	By:	/s/ Keith E. Gleasman Keith E. Gleasman, President and Director

Dated: March 16, 2018	By:	/s/ Thomas F. Bonadio Thomas F. Bonadio, Director

Dated: March 16, 2018	By:	/s/ William W. Destler William W. Destler, Director

Dated: March 16, 2018	By:	/s/ Asher J. Flaum Asher J. Flaum, Director

Dated: March 16, 2018	By:	/s/ John W. Heinricy John W. Heinricy, Director

Dated: March 16, 2018	By:	/s/ Thomas J. Labus Thomas J. Labus, Director

Dated: March 16, 2018	By:	/s/ Charles N. Mills Charles N. Mills, Director

Dated: March 16, 2018	By:	/s/ E. Philip Saunders E. Philip Saunders, Director

Dated: March 16, 2018	By:	/s/ Gary A. Siconolfi Gary A. Siconolfi, Director

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

10.18	Form of Convertible Promissory Note, incorporated by reference to Exhibit 4.2 to Form 8-K filed with the Securities and Exchange Commission on September 1, 2016

10.19	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 to Form 8-K filed with the Securities and Exchange Commission on September 1, 2016

10.20	Form of Securities Purchase Agreement, dated May 31, 2017, incorporated by reference to Exhibit 4.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017

10.21	Form of 2017 Convertible Promissory Note, incorporated by reference to Exhibit 4.2 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017

10.22	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2017

10.23	Form of Non-Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.10 to CurAegis Technologies, Inc. Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 29, 2017

10.24	Form of First Amendment to Non-Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.11 to CurAegis Technologies, Inc. Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 29, 2017

10.25	Form of Non-Plan Stock Option Agreement, incorporated by reference to Exhibit 4.12 to CurAegis Technologies, Inc. Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 29, 2017

10.26	Amendment to Securities Purchase Agreement, made as of August 4, 2017, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2017

10.27	Amendment to Employment Agreement, dated November 10, 2017, between CurAegis Technologies, Inc., and Richard A. Kaplan, incorporated by reference to Exhibit 10.2 to CurAegis Technologies, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2017

10.28	Amendment No. 2 to Securities Purchase Agreement, made as of November 30, 2017, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2017

10.29	Amendment No. 3 to Securities Purchase Agreement, made as of February 21, 2018, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2018

21	Subsidiaries of the registrant
Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on the signature page to this report)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Accounting Officer

32	Section 1350 Certification of Chief Executive Officer and Principal Accounting Officer

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase

* Management contract or compensatory plan or arrangement.