Form 10-Q
period 2018-03-31
CurAegis Technologies, Inc.
filed 2018-05-09
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 9, 2018
Common Stock, $0.01 par value	49,809,546

CURAEGIS TECHNOLOGIES, INC.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Current Assets:
Cash	$192,000	$194,000
Accounts receivable	14,000	8,000
Inventory (net)	1,741,000	1,744,000
Prepaid expenses and other current assets	27,000	27,000
Total current assets	1,974,000	1,973,000

Software (net)	71,000	102,000
Property and equipment (net)	112,000	125,000
Total non-current assets	183,000	227,000

Total Assets	$2,157,000	$2,200,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$162,000	$167,000
Liability for inventory held at vendor	1,512,000	1,678,000
Other current liabilities	149,000	103,000
Accrued interest	105,000	87,000
Deferred revenue	24,000	5,000
Capital lease obligation - current	2,000	2,000
Total current liabilities	1,954,000	2,042,000

Capital lease obligation, non-current	2,000	3,000
Senior convertible notes (net)	4,683,000	3,563,000
Total Liabilities	6,639,000	5,608,000

Commitments	-	-

Stockholders' Deficit:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C, voting, convertible, no dividend, shares issued and outstanding at March 31, 2018 and December 31, 2017: 15,937,500 and 15,937,500, respectively	159,000	159,000
Series C-2, voting, convertible, no dividend, shares issued and outstanding at March 31, 2018 and December 31, 2017: 25,000,000 and 25,000,000, respectively	250,000	250,000
Series C-3, voting, convertible, no dividend, shares issued and outstanding at March 31, 2018 and December 31, 2017: 3,308,000 and 3,388,000, respectively	33,000	34,000
Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at March 31, 2018 and December 31, 2017: 468,221 and 468,221, respectively	5,000	5,000
Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at March 31, 2018 and December 31, 2017: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at March 31, 2018 and December 31, 2017: 49,059,546 and 48,979,546 respectively	491,000	490,000
Additional paid-in capital	76,715,000	76,494,000
Accumulated deficit	(82,136,000)	(80,841,000)
Total Stockholders' Deficit	(4,482,000)	(3,408,000)

Total Liabilities and Stockholders' Deficit	$2,157,000	$2,200,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Revenue	$8,000	$9,000
Cost of revenue	37,000	37,000

Loss on Revenue	(29,000)	(28,000)

Costs and expenses:
Engineering and development:
E&D costs, excluding stock-based compensation	426,000	485,000
Stock-based compensation	(21,000)	8,000
Total engineering and development	405,000	493,000
General and administrative:
G&A costs, excluding stock-based compensation	602,000	730,000
Stock-based compensation	23,000	95,000
Total general and administrative	625,000	825,000

Total costs and expenses	1,030,000	1,318,000

Loss from operations	(1,059,000)	(1,346,000)

Interest expense	(237,000)	(156,000)
Other income	1,000	1,000
Non-operating (expense)	(236,000)	(155,000)

Loss before income taxes	(1,295,000)	(1,501,000)

Income taxes	-	-
Net Loss	(1,295,000)	(1,501,000)
Preferred stock dividends	54,000	62,000
Net Loss attributable to common stockholders	$(1,349,000)	$(1,563,000)

Net Loss per share attributable to common stockholders:
Basic and Diluted	$(0.03)	$(0.03)
Weighted average number of shares of common stock:
Basic and Diluted	49,031,000	47,161,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

	Class C Preferred Stock		Class C-2 Preferred Stock		Class C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	15,937,500	$159,000	25,000,000	$250,000	3,388,000	$34,000	468,221	$5,000	67,500	$1,000	48,979,546	$490,000	$76,494,000	$(80,841,000)	$(3,408,000)

Conversion Preferred C-3 to common stock					(80,000)	$(1,000)					80,000	$1,000			-
Stock-based compensation													$2,000		$2,000
Issuance of warrants with convertible notes													$208,000		$208,000
Beneficial conversion feature on convertible note													$11,000		$11,000
Net Loss														$(1,295,000)	$(1,295,000)
Balance at March 31, 2018	15,937,500	$159,000	25,000,000	$250,000	3,308,000	$33,000	468,221	$5,000	67,500	$1,000	49,059,546	$491,000	$76,715,000	$(82,136,000)	$(4,482,000)

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash flows from operating activities:
Net loss	$(1,295,000)	$(1,501,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,000	46,000
Amortization of discount reported as interest	139,000	112,000
Stock-based compensation	2,000	103,000
Changes in working capital items:
Accounts receivable	(6,000)	10,000
Inventory	3,000	(11,000)
Prepaid expenses and other current assets	-	4,000
Accounts payable and other accrued expenses	(108,000)	128,000
Deferred revenue	19,000	(7,000)

Net cash used in operating activities	(1,202,000)	(1,116,000)

Cash flows from investing activities:
Purchase of property, equipment and software	-	(11,000)

Net cash used in investing activities	-	(11,000)

Cash flows from financing activities:
Proceeds from issuance of senior convertible note	1,200,000	-
Proceeds from exercise of common stock warrant	-	10,000

Net cash provided by financing activities	1,200,000	10,000

Net decrease in cash	(2,000)	(1,117,000)
Cash at beginning of period	194,000	2,009,000
Cash at end of period	$192,000	$892,000

Supplemental Disclosures:
Cash used for payment of interest	$80,000	-

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

Current Cash Outlook and Management Plans

As of March 31, 2018, we have cash on hand of $192,000, working capital of $20,000, a stockholders’ deficit of $4,482,000 and an accumulated deficit of $82,136,000. During the three months ended March 31, 2018 we raised $1,200,000 in gross proceeds through the issuance of 6% convertible notes and warrants. The proceeds from this private placement have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2018 cash needs, based on its current development and product plans, will range from $4.5 to $5.0 million. As of March 31, 2018, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

Since inception, we have financed our operations by the sale of our securities and debt financings. We need to raise additional funds to meet our working capital needs, to fund expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve dilution to our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from additional sources of financing, we will have to delay or scale back our growth plans.

The Company’s ability to fund its current and future commitments from its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division; (ii) generate revenue from the licensing or sale of our hydraulic technologies; or (iii) decrease engineering and development and administrative expenses. If these and other factors are not met, the Company would need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2017 contained in the Company’s 2017 Annual Report on Form 10-K filed with the SEC.

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned). As of March 31, 2018, each of the subsidiaries is non-operational. The Company intends to let Ice Surface Development, Inc. dissolve by proclamation. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Inventory: Inventory is stated at the lower of cost or net realizable value with cost determined under the average cost method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The allowance for excess, obsolete or slow-moving inventory was $6,000 at March 31, 2018 and December 31, 2017, respectively.

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  The allowance for doubtful accounts was zero at March 31, 2018 and December 31, 2017.

Software, Property and Equipment: Capitalized software, property and equipment are stated at cost. Estimated useful lives are as follows:

Software (in years)		3
Office equipment (in years)	5	-	7
Leasehold improvements	lesser of useful life or lease term

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and significant repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in Other income.

Depreciation and software amortization expense for the three months ended March 31, 2018 and 2017 amounted to $44,000 and $46,000, respectively.

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

During the three months ended March 31, 2018 and March 31, 2017 no impairment charges were recorded.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at March 31, 2018 and December 31, 2017. The carrying amount of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, deferred revenue and accrued expenses approximates their fair value due to their short maturity. The carrying amount of capital lease obligations approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms. The 6% senior convertible notes can be converted into common stock with an underlying value of $7,949,000 as of March 31, 2018 based on the trading price on March 31, 2018.

Revenue Recognition and Deferred Revenue: On January 1, 2018, the Company adopted FASB ASC 606, "Revenue from Contracts with Customers" and all related amendments for all contracts using the modified retrospective method.  There was no impact upon the adoption of ASC 606. The Company has determined that the adoption of this standard did not require a cumulative effect adjustment. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For contracts where performance obligations are satisfied at a point in time, the Company recognizes revenue when the product is shipped to the customer. For contracts where the performance obligation is satisfied over time, as in the Z-Coach sales, the Company recognizes revenue over the subscription period.  Revenue from the sale of the Company's products is recognized net of cash discounts, sales returns and allowances. The Company has two sources of revenue: (i) from the sale of CURA System products and (ii) from stand-alone Z-Coach subscriptions.

The Company's net revenue is derived primarily from domestic customers.  For the three months ended March 31, 2018 net revenue from products transferred over time amounted to approximately $4,000 and net revenue from products transferred at a point in time amounted to $4,000.

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

One customer accounted for 87% of total Z-Coach subscription sales made during the three months ended March 31, 2018. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

Engineering and Development and Patents: Engineering and development costs and patent expenses are charged to operations as incurred. Engineering and development includes personnel-related costs, materials and supplies, depreciation and consulting services.

Patent costs for the three months ended March 31, 2018 and March 31, 2017 amounted to $31,000 and $30,000, respectively, and are included in general and administrative expenses.

Stock-based Compensation: FASB Accounting Standards Codification (“ASC”) 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values on the grant date. The impact of actual forfeitures prior to vesting is considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with ASC 718-10. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

FASB ASC 505-50, “Equity-Based Payments to Non-Employees,” requires all share-based payments to non-employees, including grants of stock options, to be recognized in the consolidated financial statements as expense generally over the service period of the consulting arrangement or as performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassess the fair value of non-employee options as service conditions are met, which generally aligns with the vesting period of the options, and we adjust the expense recognized in the consolidated financial statements accordingly.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of March 31, 2018, and December 31, 2017, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At March 31, 2018 and 2017 we excluded 84,560,427 and 72,282,657 potential common shares, respectively, relating to convertible preferred stock, convertible notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at March 31, 2018 and 2017 as the conditions for their vesting are not time-based.

   Recent Accounting Pronouncements:

In May 2017, the FASB issued ASU No. 2017-09 Compensation -Stock Compensation (Topic 718) "Scope of Modification Accounting." This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This amendment is effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company believes the adoption of this standard on our consolidated financial statements and related disclosures is not material.

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

NOTE 3 – INVENTORY AND RELATED VENDOR LIABILITY

The Company had the following inventory held at our manufacturing vendor and on hand as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Raw materials	$1,681,000	$1,681,000
Finished goods	66,000	69,000
	1,747,000	1,750,000
Less: Reserve for quality	(6,000)	(6,000)
Inventory (net)	$1,741,000	$1,744,000
Liability for inventory held at vendor	$1,512,000	$1,678,000

During 2017, the Company initiated an agreement with a vendor to manufacture and assemble the myCadian watch. In connection with this agreement, the Company agreed to a cancellation charge for products purchased on behalf of the Company in the instance that the purchase order is subsequently modified, delayed or cancelled. As of March 31, 2018, the Company has $1,681,000 in inventory and components which were purchased by the vendor on our behalf and a related liability of $1,512,000 for amounts payable in connection with this agreement.

NOTE 4 - 6% SENIOR CONVERTIBLE NOTES AND WARRANTS

2017 Convertible Notes

Face value of 2017 Convertible Notes	$4,026,000
Debt discount at issuance	(1,743,000)
2017 extinguishment impact on discount	1,183,000
Amortization of debt discount since inception	99,000
2017 Senior Convertible Notes (net)	$3,565,000

The board of directors has authorized the issuance of up to $5 million in 6% Senior Convertible Promissory Notes and Warrants (the “2017 Convertible Notes”) in connection with the May 31, 2017 Securities Purchase Agreement (the “2017 SPA”). The 2017 Convertible Notes have a five year maturity and a fixed annual interest rate of 6%. The initial year of interest expense will be paid to the note holders on the first anniversary of each note's issuance and quarterly thereafter. Principal is due in full on each note's maturity date.

The conversion rate of the notes was originally fixed at $0.50 per share as determined at the close of business on May 31, 2017 and subsequently modified on November 30, 2017 to $0.333 per share. Invesotrs making investments of less than $500,000 were granted warrants to purchase an aggregate number of shares of common stock equal to 10% of the number of shares issuable upon the conversion of the notes and investors making investments of $500,000 and greater were granted warrants to purchase an aggregate number of shares of common stock equal to 25% of the number of shares issuable upon the conversion of the notes. Originally the warrants had a fixed exercise price of $0.50 and a ten-year term from the date of issuance. The conversion price for the warrants was also modified on November 30, 2017 to $0.333 per share. In connection with this amendment, $2,450,000 of face value notes were re-issued, in the fourth quarter of 2017, to reflect a reduction of the conversion price on the notes from $0.50 per share to $0.333 per share. The exercise price of the underlying warrants was also reduced from $0.50 per share to $0.333 per share. The amendment and reissuance of these 2017 Convertible Notes was accounted for as an extinguishment and re-issuance of the replacement notes and warrants in 2017.

The 2017 Convertible Notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1934, as amended and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933.

The Company issued $1,200,000 in Convertible Notes during the three months ended March 31, 2018 representing 3,603,604 potential common stock shares and 777,027 warrants. The Company allocated $219,000 of the proceeds from the proceeds received in the first quarter of 2018 to debt discount based on the computed fair value of the warrants issued and the beneficial conversion feature.

During the three months ended March 31, 2018, the Company recorded $74,000 in interest expense including amortization of debt discount of $21,000.  As of March 31, 2018, the 2017 Convertible Notes had a face value of $4,026,000 and are presented net of unamortized debt discount of $461,000 related to warrants, issued in connection with this offering resulting in a carrying value of $3,565,000.

2016 Convertible Notes

Face value December 31, 2016	$3,000,000
Debt discount at issuance	(2,551,000)
Amortization of debt discount since inception	669,000
2016 Senior Convertible Notes (net)	$1,118,000

During 2016, the board of directors authorized and the Company issued, $3 million in 6% Senior Convertible Promissory Notes and Warrants (the “2016 Convertible Notes”) in connection with the August 25, 2016 Securities Purchase Agreement (the “2016 SPA”). The 2016 Convertible Notes have five year maturity dates ranging from August 2021 through December 2021 and a fixed annual interest rate of 6%. The initial year of interest expense was paid to the note holders on the first anniversary of each note's issuance and will be paid quarterly thereafter. Principal is due in full on each note's maturity date.

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

The Company allocated $2,551,000 of the proceeds from the 2016 SPA to debt discount based on the computed fair value of the warrants, the beneficial conversion feature and the debt issuance costs on the date of investment. As of March 31, 2018, these notes have a face value of $3,000,000 and are presented net of unamortized debt discount of $1,882,000 related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $1,118,000. As of December 31, 2017, the Convertible Notes had a face value of $3,000,000 and were presented net of unamortized debt discount of $2,001,000 related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $999,000.

During the three months ended March 31, 2018, the Company recorded $163,000 in interest expense including amortization of debt discount of $118,000. During the three months ended March 31, 2017 the Company recorded $156,000 in interest expense including amortization of debt discount of $112,000.

NOTE 5 – SOFTWARE

The Company invested in software for the CURA System during 2015. These assets are amortized over an estimated useful life of 3 years. Amortization expense recognized for the three months ended March 31, 2018 and 2017 was $31,000 in each period. The net value of capitalized software at March 31, 2018 and at December 31, 2017 was $71,000 and $102,000, respectively. Future amortization expense is expected to be $71,000 in 2018.

NOTE 6 - PROPERTY AND EQUIPMENT

At March 31, 2018 and December 31, 2017 property and equipment consist of the following:

	March 31, 2018	December 31, 2017
Office equipment	$249,000	$249,000
Shop equipment	231,000	231,000
Leasehold improvements	253,000	253,000
	733,000	733,000
Less accumulated depreciation	(621,000)	(608,000)
Net property and equipment	$112,000	$125,000

Depreciation expense for the three months ended March 31, 2018 and 2017 was $13,000 and $15,000 respectively.

NOTE 7- BUSINESS SEGMENTS

The Company has two operating business segments. The CURA business operates in the fatigue management industry and the Aegis business is focused in the power and hydraulic industry.

Segment information for the three months ended March 31, 2018 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$8,000	$-	$-	$8,000
Loss on Revenue	29,000	-	-	29,000
Total Costs and Expenses	523,000	131,000	376,000	1,030,000
Loss from operations	552,000	131,000	376,000	1,059,000
Other expense	-	-	(236,000)	(236,000)
Net loss	$552,000	$131,000	$612,000	$1,295,000

Stock based compensation	$(16,000)	$2,000	$16,000	$2,000
Depreciation and amortization	$37,000	$5,000	$2,000	$44,000
Capital expenditures	$-	$-	$-	$-
Assets at March 31, 2018	$1,860,000	$70,000	$227,000	$2,157,000

Segment information for the three months ended March 31, 2017 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$9,000	$-	$-	$9,000
Loss on revenue	28,000	-	-	28,000
Total costs and expenses	758,000	132,000	428,000	1,318,000
Loss from operations	786,000	132,000	428,000	1,346,000
Other expense	-	-	(155,000)	(155,000)
Net loss	$786,000	$132,000	$583,000	$1,501,000

Stock based compensation	$76,000	$2,000	$25,000	$103,000
Depreciation and amortization	$37,000	$6,000	$3,000	$46,000
Capital expenditures	$11,000	$-	$-	$11,000
Assets at March 31, 2017	$284,000	$42,000	$955,000	$1,281,000

NOTE 8 - PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the three months ended March 31, 2018 we issued 80,000 shares of common stock in connection with a conversion notice received from a Series C-3 convertible preferred stockholder. During the three months ended March 31, 2017, the Company issued 200,000 shares of common stock in connection with conversion notices received from Series C-3 convertible preferred stockholders.

Preferred Stock

Our certificate of incorporation permits the Company to issue up to 100,000,000 shares of $.01 par value preferred stock.

Class A Preferred Stock

At March 31, 2018 and December 31, 2017, there were 468,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 459,512 outstanding shares of Class A Preferred stock was $2,392,000 at March 31, 2018 and $2,346,000 at December 31, 2017.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred stockholders, Class A Preferred stockholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred stockholders’ liquidation preference was $2,392,000 and $2,346,000 at March 31, 2018 and December 31, 2017, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

Class B Preferred Stock

At March 31, 2018 and December 31, 2017, there were 67,500 outstanding shares of Class B Preferred stock. The value of dividends payable upon the conversion of the outstanding shares of Class B Preferred stock was $429,000 at March 31, 2018 and $420,000 at December 31, 2017.

In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred stockholders and our Class A Preferred stockholders, Class B Preferred stockholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred stockholders’ liquidation preference was $429,000 and $420,000 at March 31, 2018 and December 31, 2017, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

Series C Preferred Stock

At March 31, 2018 and December 31, 2017, there were 15,937,500 shares of Series C Preferred stock outstanding. The value of the Series C Preferred stockholders’ liquidation preference was $6,375,000 at March 31, 2018 and at December 31, 2017.

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

Series C-2 Preferred Stock

At March 31, 2018 and December 31, 2017, there were 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred stockholders’ liquidation preference was $5,000,000 at March 31, 2018 and December 31, 2017.

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

Series C-3 Preferred Stock

The Company issued 6,042,000 shares of Series C-3 Voting Convertible Preferred Stock in a private placement transaction during 2016, generating net proceeds of $1,495,000 after related legal costs.  During the three months ended March 31, 2018 and 2017 we issued 80,000 and 200,000 shares of common stock, respectively, in connection with conversion notices received from Series C-3 convertible preferred stockholders.

NOTE 9 - STOCK OPTIONS

2016 Stock Option Plan   At the 2016 Annual Meeting the shareholders approved the 2016 Stock Option Plan (the “2016 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2016 Plan: non-qualified stock options and incentive stock options. As of March 31, 2018, no options have been granted under this plan.

2011 Stock Option Plan    In 2011, shareholders approved the 2011 Stock Option Plan (the “2011 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified stock options and incentive stock options.

Under the 2016 and 2011 Stock Option Plans, non-qualified stock options may be granted to our officers, directors, employees and outside consultants. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. In the case of non-qualified stock options, the exercise price may be less than the fair market value of our stock on the date of grant. Stock option grants to non-employees are revalued at each reporting date to reflect the expense over the vesting period. In the case of incentive stock options, the exercise price may not be less than such fair market value and in the case of an employee who owns more than 10% of our common stock, the exercise price may not be less than 110% of such market price. Options generally are exercisable for ten years from the date of grant, except that the exercise period for an incentive stock option granted to an employee who owns more than 10% of our stock may not be greater than five years.

During the three months ended March 31, 2018, we granted a total of 150,000 stock options to employees and non-employee consultants. These included stock options granted at exercise prices ranging from $0.31 to $.33 per share, exercisable for 10 years that vest at a rate of 25% on each anniversary of the date of grant.

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

Summary   For the three months ended March 31, 2018 and 2017, cost related to stock option awards amounted to $2,000 and $103,000, respectively. During the first quarter of 2018, option expense was reduced by approximately $29,000 as a result of forfeitures resulting from employee turnover during the period. As of March 31, 2018, there was approximately $198,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average of 1.3 years.

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2018 and 2017 was $0.33 and $0.76, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2018 and 2017 was approximately $22,000 and $2,000, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2018	2017
Expected term (years)	6.3	6.6
Expected forfeiture rate	0%	0%
Risk-free rate	2.6%	2.1%
Volatility	130%	130%
Dividend yield	0%	0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options as of March 31, 2018:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	9,682,000	$.54
Granted	150,000	.32
Exercised	-	-
Canceled or expired	(191,875)	.39

Outstanding at March 31, 2018	9,640,125	$.54	3.7	$114,000

Exercisable at March 31, 2018	6,490,375	$.61	3.3	$2,000

No options were exercised or expired unexercised during the three months ended March 31, 2018. During the three months ended March 31, 2018, the Company cancelled 191,875 options as a result of employee turnover. As of March 31, 2018, there were 2,740,125 stock options outstanding under the 2011 Plan, 1,740,375 of which were vested at that date; leaving 259,875 options available for future grant under the 2011 Plan. As of March 31, 2018, the exercise prices of all outstanding stock options ranged from $.22 per share to $1.58 per share.

NOTE 10 - WARRANTS

The following summarizes the activity of our outstanding warrants as of March 31, 2018:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value

Outstanding at January 1, 2018	5,214,836	$.57	(A)
Granted	777,027	.33
Exercised	-	-
Canceled or expired	-	-

Outstanding at March 31, 2018	5,991,863	$.53	(A)	6.5	(B)	$189,000

Exercisable at March 31, 2018	5,366,863	$.53		6.6	(C)	$189,000

(A)	The weighted average exercise price for warrants outstanding as of March 31, 2018 and January 1, 2018 excludes 1,750,000 warrants in each period with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of March 31, 2018 and December 31, 2017 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of March 31, 2018, and December 31, 2017 excludes 118,500 warrants with no expiration date.

NOTE 11 - RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENTS

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership in which a Company director is associated.

2017 Convertible Notes

Subsequent to March 31, 2018, the Company issued $150,000 in 2017 Convertible Notes and the issuance of 270,270 warrants to the Company’s Chief Executive Officer and $50,000 in 2017 Convertible Notes and the issuance of 15,015 warrants to a member of our Board of Directors.

Preferred Shares Converted into Common Stock

Subsequent to March 31, 2018, the Company issued 750,000 shares of common stock upon receipt of a conversion notice from a stockholder of 250,000 Series C preferred shares and 500,000 Series C-2 shares.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, the successful commercialization of our products, general domestic and global economic conditions, government and environmental regulations, competition and customer strategies, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements set forth herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see below and in “Risk Factors” in Part 1 Item 1A of our 2017 annual report on Form 10K.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this quarterly report on Form 10-Q to reflect new information, future events or other developments.

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

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

The CURA Platform is designed to predict and detect a degradation of alertness in a user and reveal sleep and fatigue problems. The CURA Platform was expanded during the first quarter of 2018 to support other wearable technology and includes an API (Application Programming Interface) to facilitate  safety reporting for corporate customers. The CURA Platform will include:

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

Management has developed marketing and sales programs in support of the CURA sales launch to begin in April 2018.

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

Our Aegis engineering team has completed a production prototype and is working with leaders in the pump industry to align the prototype capability with specific customer applications. The Company reached significant milestones during the fourth quarter of 2017 in the design and testing of this production prototype. The Company is currently evaluating market opportunities that could result in an agreement with a market leader in the hydraulic industry. Engineering testing, design and expansion of functionalities is continuing.

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

Results of Operations for the three months ended March 31, 2018 and 2017

Revenue, Cost of Revenue and Loss on Revenue

	For the three months ended March 31,		Variance
	2018	2017
Revenue	$8,000	$9,000	$(1,000)
Cost of revenue	37,000	37,000	-
Loss on revenue	$(29,000)	$(28,000)	$(1,000)

The Company recorded $8,000 in total revenue during the three months ended March 31, 2018. During this period, the Company recognized $4,000 in pilot revenue from CURA System sales delivered in the first quarter of 2018. The Company did not have revenue from the CURA System in the three months ended March 31, 2017. Z-Coach sales aggregated $23,000 and $2,000 during the three months ended March 31, 2018 and 2017, respectively. During the first quarter of 2018, one hundred sixty-seven Z-Coach Aviation subscriptions were sold to four customers. As of March 31, 2018, and December 31, 2017, the Company has deferred revenue of $24,000 and $5,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $37,000 in cost of revenue during each of the three months ended March 31, 2018 and 2017. The cost of revenue includes: (i) software amortization and hosting fees incurred to provide the Z-Coach product to subscribers and (ii) product costs incurred in the delivery of pilot programs shipped in the first quarter of 2018 related to the CURA System. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months.

The Z-Coach modules have been designed for a range of industry professionals, including aviation, trucking and busing industry and for corporate workers. The Company began offering the Z-Coach Aviation program in 2016. Z-Coach provides fatigue safety training over a twelve month subscription period. The user has unlimited access to this tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

Engineering and Development Costs and Expenses

	For the three months ended March 31,		Variance
	2018	2017	Incr (decr)
Wages and benefits	$250,000	$275,000	$(25,000)
Professional fee and advisors	129,000	126,000	3,000
Parts and shop supplies	22,000	55,000	(33,000)
Computer and software maintenance	12,000	15,000	(3,000)
Depreciation and amortization	10,000	12,000	(2,000)
Other costs and expenses	3,000	2,000	1,000)
	426,000	485,000	(59,000)
Stock based compensation	(21,000)	8,000	(29,000)
Total Engineering and Development	$405,000	$493,000	$(88,000)

Engineering and development expenses for the three months ended March, 31, 2018 amounted to $405,000 as compared to $493,000 in the three months ended March 31, 2017. Non-cash stock-based compensation attributable to stock options for the three months ended March 31, 2018 was a net credit of $21,000, reflecting forfeitures of $26,000 related to employee turnover experienced during the period. Non-cash stock-based compensation attributable to stock options was $8,000 for the three months ended March 31, 2017.  The Company will continue to invest in the CURA and Aegis product development efforts during 2018. The decrease in engineering and development costs associated with wages and supplies reflects the advanced stage of development for the CURA and AEGIS products. As the Company get closer to product commercialization and development milestones are achieved, the engineering efforts become more focused resulting in lower cost of wages and parts and shop supplies.

General and Administrative Costs and Expenses

	For the three months ended March 31,		Variance
	2018	2017	Incr (decr)
Wages and benefits	$378,000	$405,000	$(27,000)
Professional fees and advisors	106,000	195,000	(89,000)
Facilities and occupancy	43,000	40,000	3,000
Insurance	20,000	9,000	11,000
Conferences and travel	11,000	32,000	(21,000)
Shareholder support	18,000	29,000	(11,000)
Depreciation and amortization	2,000	3,000	(1,000)
Other costs and expenses	24,000	17,000	7,000
	602,000	730,000	(128,000)
Stock based compensation	23,000	95,000	(72,000)
Total General and Administrative	$625,000	$825,000	$(200,000)

General and administrative expense for the three months ended March 31, 2018 amounted to $625,000 compared to $825,000 in the three months ended March 31, 2017. Non-cash stock-based compensation expense for the three months ended March 31, 2018 was $23,000 compared to $95,000 for the three months ended March 31, 2017. Excluding the non-cash stock-based compensation expense, general and administrative expense for the three months ended March 31, 2018 amounted to $602,000 compared to $730,000 in the three months ended March 31, 2017. The decrease of $200,000 in the first quarter of 2018 is attributed to headcount decreases in our sales and operations teams and decreases in professional fees and advisors.

Non-operating Income and Expense

	For the three months ended March 31,		Variance
	2018	2017
Interest expense	$(237,000)	$(156,000)	$(81,000)
Other income (expense)	1,000	1,000	-
	$(236,000)	$(155,000)	$(81,000)

During the three months ended March 31, 2018, the Company recognized $98,000 in interest expense on the 6% convertible notes and $139,000 of amortization on debt discount classified as interest expense related to convertible notes. As of March 31, 2018, the company has $4,025,500 in face value of 6% convertible notes outstanding compared to $3,000,000 in the first quarter of 2017.

Net Loss for the three months ended March 31, 2018 and 2017

The net loss for the three months ended March 31, 2018 was $1,295,000, compared with a net loss in the three months ended March 31, 2017 of $1,501,000. The net loss attributable to common stockholders for the three months ended March 31, 2018 was $1,349,000 as compared to $1,563,000 for the three months ended March 31, 2017. The weighted average basic and diluted common shares outstanding amounted to 49,031,000 and 47,161,000 for each of the three months ended March 31, 2018 and 2017, respectively. Basic and diluted loss per common share for each of the three months ended March 31, 2018 and 2017 was $0.03.

Preferred stock dividends accrued totaled $54,000 in the quarter ended March 31, 2018 and $62,000 in March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, cash on-hand totaled $192,000, a net decrease of $2,000 since the beginning of the quarter. During the quarter ended March 31, 2018 we used $1,202,000 of cash in operating activities. A net loss of $1,295,000 was adjusted for $185,000 in non-cash expenses for depreciation, amortization, stock-based compensation, and $92,000 in changes in working capital components.  The increase in cash used in operations in the first quarter of 2018 compared to 2017 was driven by the changes in working capital components and the change in net loss from 2017 to 2018. In the first quarter of 2017, the net loss of $1,501,000 was adjusted for $261,000 in non-cash expenses for depreciation, amortization and stock-based compensation and $116,000 in changes in components of working capital.

The Company invested $11,000 in capitalized software and property and equipment in the first quarter of 2017; there was no capital investment in the first quarter of 2018.

During the first quarter of 2018, the Company generated $1,200,000 in cash from financing activities resulting from the issuance of 2017 Convertible Notes. During the first quarter of 2017, the Company generated $10,000 in cash from financing activities from the exercise of a common stock warrant.

Current Cash Outlook and Management Plans

As of March 31, 2018, we have cash on hand of $192,000, working capital of $20,000, a stockholders’ deficit of $4,482,000 and an accumulated deficit of $82,136,000. During the first quarter of 2018 we raised $1,200,000 in proceeds through the issuance of 6% convertible notes and warrants. The proceeds from this private placement have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2018 cash needs, based on its current development and product plans, will range from $4.5 to $5.0 million. As of March 31, 2018, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of March 31, 2018, and December 31, 2017, there were no accrued interest or penalties related to uncertain tax positions.

Stock-Based Compensation

FASB ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values on the grant date. The impact of forfeitures is recognized as incurred. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with FASB ASC 718-10.

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

FASB ASC 505-50, “Equity-Based Payments to Non-Employees,” requires all share-based payments to non-employees, including grants of stock options, to be recognized in the consolidated financial statements as expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassess the fair value of non-employee options as service conditions are met, which generally aligns with the vesting period of the options, and we adjust the expense recognized in the consolidated financial statements accordingly.

FASB ASC 718-20 requires that modifications of the terms or conditions of equity awards be treated as an exchange of the original award for a new award.  Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified.

Safe Harbor Cautionary Statement Regarding Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains and incorporates by reference certain forward-looking statements that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained and incorporated by reference in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, the successful commercialization of our products, general domestic and global economic conditions, government and environmental regulations, competition and customer strategies, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, technical failures, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements set forth herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of March 31, 2018, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have no significant changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued $200,000 of the 2017 Convertible Notes during the period from April 1, 2018 through the filing of this quarterly report on Form 10-Q.

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
None.

101

The following materials from CurAegis Technologies, Inc.’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2018 and 2017 (ii) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS, INC.
Dated: May 9, 2018	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

Dated: May 9, 2018	By:	/s/ Kathleen A. Browne
Kathleen A. Browne,
Chief Financial and Accounting Officer