Form 10-Q
period 2018-06-30
CurAegis Technologies, Inc.
filed 2018-08-07
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 6, 2018
Common Stock, $0.01 par value	49,999,696

CURAEGIS TECHNOLOGIES, INC.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current Assets:
Cash	$89,000	$194,000
Accounts receivable	1,000	8,000
Inventory (net)	1,741,000	1,744,000
Prepaid expenses and other current assets	49,000	27,000
Total current assets	1,880,000	1,973,000

Software (net)	40,000	102,000
Property and equipment (net)	99,000	125,000
Total non-current assets	139,000	227,000
Total Assets	$2,019,000	$2,200,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$249,000	$167,000
Liability for inventory held at vendor	1,462,000	1,678,000
Other current liabilities	85,000	103,000
Accrued interest	165,000	87,000
Deferred revenue	19,000	5,000
Capital lease obligation - current	2,000	2,000
Total current liabilities	1,982,000	2,042,000

Capital lease obligation, non-current	2,000	3,000
Senior convertible notes (net)	5,353,000	3,563,000
Total Liabilities	7,337,000	5,608,000

Commitments	-	-

Stockholders' Deficit:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C, voting, convertible, no dividend, shares issued and outstanding at June 30, 2018 and December 31, 2017: 15,687,500 and 15,937,500, respectively	157,000	159,000
Series C-2, voting, convertible, no dividend, shares issued and outstanding at June 30, 2018 and December 31, 2017: 24,500,000 and 25,000,000, respectively	245,000	250,000
Series C-3, voting, convertible, no dividend, shares issued and outstanding at June 30, 2018 and December 31, 2017: 3,268,000 and 3,388,000, respectively	33,000	34,000
Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at June 30, 2018 and December 31, 2017: 468,221 and 468,221, respectively	5,000	5,000
Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at June 30, 2018 and December 31, 2017: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at June 30, 2018 and December 31, 2017: 49,849,546 and 48,979,546 respectively	498,000	490,000
Additional paid-in capital	77,021,000	76,494,000
Accumulated deficit	(83,278,000)	(80,841,000)
Total Stockholders' Deficit	(5,318,000)	(3,408,000)

Total Liabilities and Stockholders' Deficit	$2,019,000	$2,200,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Revenue	$8,000	$8,000	$16,000	$17,000
Cost of Revenue	33,000	37,000	70,000	74,000

Loss on Revenue	(25,000)	(29,000)	(54,000)	(57,000)

Costs and expenses:
Engineering and development:
E&D costs, excluding stock-based compensation	301,000	459,000	727,000	944,000
Stock-based compensation	28,000	8,000	7,000	16,000
Total engineering and development	329,000	467,000	734,000	960,000
General and administrative:
G&A costs, excluding stock-based compensation	522,000	709,000	1,124,000	1,439,000
Stock-based compensation	7,000	21,000	30,000	116,000
Total general and administrative	529,000	730,000	1,154,000	1,555,000
Total costs and expenses	858,000	1,197,000	1,888,000	2,515,000

Loss from operations	(883,000)	(1,226,000)	(1,942,000)	(2,572,000)

Interest expense	(259,000)	(165,000)	(496,000)	(321,000)
Other income	-	1,000	1,000	2,000
Non-operating (expense)	(259,000)	(164,000)	(495,000)	(319,000)

Loss before income taxes	(1,142,000)	(1,390,000)	(2,437,000)	(2,891,000)
Income taxes	-	-	-	-
Net Loss	(1,142,000)	(1,390,000)	(2,437,000)	(2,891,000)

Preferred stock dividends	54,000	62,000	108,000	124,000
Net Loss attributable to common stockholders	$(1,196,000)	$(1,452,000)	$(2,545,000)	$(3,015,000)

Net Loss per common share attributable to common stockholders
Basic and Diluted	$(0.02)	$(0.03)	$(0.05)	$(0.06)
Weighted average number of shares of common stock:
Basic and Diluted	49,571,000	47,810,000	49,302,000	47,591,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Statement of Changes in Stockholders' Deficit

(Unaudited)

	Class C Preferred Stock		Class C-2 Preferred Stock		Class C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2017	15,937,500	$159,000	25,000,000	$250,000	3,388,000	$34,000	468,221	$5,000	67,500	$1,000	48,979,546	$490,000	$76,494,000	($80,841,000)	($3,408,000)

Conversion of C Preferred Shares to Common	(250,000)	(2,000)									250,000	2,000
Conversion of C2 Preferred Shares to Common			(500,000)	(5,000)							500,000	5,000
Conversion of C3 Preferred Shares to Common					(120,000)	(1,000)					120,000	1,000
Stock-based compensation													37,000		37,000
Issuance of warrants with convertible note													431,000		431,000
Beneficial conversion feature on convertible note													59,000		59,000
Net Loss														(2,437,000)	(2,437,000)

Balance At June 30, 2018	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	49,849,546	$498,000	$77,021,000	($83,278,000)	($5,318,000)

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash flows from operating activities:
Net loss	$(2,437,000)	$(2,891,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,000	92,000
Amortization of discount reported as interest	289,000	231,000
Stock-based compensation	37,000	132,000
Changes in working capital items:
Accounts receivable	7,000	4,000
Inventory	3,000	24,000
Prepaid expenses and other current assets	(22,000)	8,000
Accounts payable and other current liabilities	(75,000)	205,000
Deferred revenue	14,000	(7,000)

Net cash used in operating activities	(2,096,000)	(2,202,000)

Cash flows from investing activities:
Purchase of property, equipment and software	-	(142,000)

Net cash used in investing activities	-	(142,000)

Cash flows from financing activities:
Proceeds from issuance of senior convertible note (net)	1,991,000	392,000
Proceeds from exercise of common stock warrant	-	10,000

Net cash provided by financing activities	1,991,000	402,000

Net decrease in cash	(105,000)	(1,942,000)
Cash at beginning of period	194,000	2,009,000
Cash at end of period	$89,000	$67,000

Supplemental Disclosures:
Cash used for payment of interest	$128,000	-

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

The Company develops and markets advanced technologies in the areas of safety, wellness and power. The Company is focused on the commercialization of a wellness and safety system (the CURA System) and a uniquely designed hydraulic pump that will be smaller, lighter, less expensive, and more efficient than current technology. The Company has not had any significant revenue-producing operations.

The Company has created the CURA System to market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA System consists of the following capabilities:

●	real-time alertness monitoring utilizing the CURA app,
●	the Group Wellness Index, and
●	the Z-Coach wellness program.

Our goal with the Aegis hydraulic pump technology is to bring to the marketplace a unique concept in hydraulic pumps and motors that will be:

●	smaller, lighter and less expensive than conventional pumps and motors,
●	more efficient,
●	as reliable,
●	price competitive, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

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

Current Cash Outlook and Management Plans

As of June 30, 2018, we have cash on hand of $89,000, negative working capital of $102,000, a stockholders’ deficit of $5,318,000 and an accumulated deficit of $83,278,000. During the six months ended June 30, 2018 we raised $1,995,000 in gross proceeds through the issuance of convertible notes and warrants, proceeds of which have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2018 cash needs, based on its current development and product plans, will range from $4.0 to $4.5 million. As of June 30, 2018, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

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

The Company’s ability to fund its current and future commitments from its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division; (ii) generate revenue from the licensing or sale of our hydraulic technologies; or (iii) decrease engineering and development and administrative expenses. Even if these and other factors are not met, the Company will need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

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

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned). As of June 30, 2018, each of the subsidiaries is non-operational.  All material intercompany transactions and account balances have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are subject to a high degree of judgment and potential change. Actual results could differ from those estimates.

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

Inventory: Inventory is stated at the lower of cost or net realizable value with cost determined under the average cost method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The allowance for excess, obsolete or slow-moving inventory was $6,000 at June 30, 2018 and December 31, 2017.

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  The allowance for doubtful accounts was zero at June 30, 2018 and December 31, 2017.

Software, Property and Equipment: Capitalized software, property and equipment are stated at cost. Estimated useful lives are as follows:

Software (in years)		3
Office equipment (in years)	5	-	7
Leasehold improvements	lesser of useful life or lease term

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and significant repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in Other income. Depreciation and software amortization expense for the six months ended June 30, 2018 and 2017 amounted to $88,000 and $92,000, respectively. Depreciation and software amortization expense for the three months ended June 30, 2018 and 2017 amounted to $44,000 and $46,000, respectively.

Whenever events or circumstances indicate, our long-lived assets including any intangible assets with finite useful lives are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, impairment may be indicated. The carrying amount is compared to the estimated discounted cash flows and if there is an excess, such amount is recorded as impairment. During the six months ended June 30, 2018 and June 30, 2017 no impairment charges were recorded.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at June 30, 2018 and December 31, 2017. The carrying amount of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, deferred revenue and accrued expenses approximates their fair value due to their short maturity. The carrying amount of capital lease obligations approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms. The senior convertible notes can be converted into 26,874,775 shares of common stock with an underlying value of $8,062,000 as of June 30, 2018 based on the trading price on June 30, 2018.

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

The Company's net revenue is derived primarily from domestic customers.  For the six months ended June 30, 2018 net revenue from products transferred over time amounted to $12,000 and net revenue from products transferred at a point in time amounted to $4,000. For the three months ended June 30, 2018 and 2017, net revenue from products transferred over time amounted to $8,000 in each quarter.  There were no sales from products transferred at a point in time during the second quarter of 2018.

Revenue from the sale of CURA System products is recognized upon the shipment of myCadian devices to a customer and upon the company’s satisfaction of all performance obligations as described in customer agreements. The Z-Coach Program provides fatigue training over an annual subscription period of twelve months. The Z-Coach Program allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription, and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue. Revenue earned from the sale of the CURA app since the soft launch in May 2018 is not material.

One customer accounted for 79% of total Z-Coach subscription sales made during the six months ended June 30, 2018 and another customer accounted for 40% of the sales made in the three months ended June 30, 2018.  During the three and six month periods ended June 30, 2017, a single customer accounted for 66% and 55%, respectively of the sales made in each respective period.  Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

Engineering and Development and Patents: Engineering and development costs and patent expenses are charged to operations as incurred. Engineering and development includes personnel-related costs, materials and supplies, depreciation and consulting services.

Patent costs for the three months ended June 30, 2018 and June 30, 2017 amounted to $25,000 and $44,000, respectively, and are included in general and administrative expenses. Patent costs for the six months ended June 30, 2018 and June 30, 2017 amounted to $56,000 and $74,000, respectively, and are included in general and administrative expenses.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of June 30, 2018, and December 31, 2017, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At June 30, 2018 and 2017 we excluded 87,941,132 and 72,197,708 potential common shares, respectively, relating to convertible preferred stock, convertible notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at June 30, 2018 and 2017 as the conditions for their vesting are not probable.

Recent Accounting Pronouncements:  In June 2018, the FASB issued ASU No.2018-07, "Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting." The FASB issued this update as part of its Simplification Initiative. The amendments in this update expand the scope of Topic 718 to include share-based payments for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option model and the attribution of cost.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments for this update are effective for public companies for fiscal years beginning after December 15, 2018. Early adoption is permitted but no earlier than the adoption date of Topic 606. An entity should only remeasure liability-classified awards that have not been settled by the date of adoptions and equity classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.  Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date.  The Company believes the adoption of this standard on our consolidated financial statements and related disclosures will not be material.

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

NOTE 3 – INVENTORY AND RELATED VENDOR LIABILITY

The Company had the following inventory held at our manufacturing vendor and on hand as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Raw materials	$1,678,000	$1,681,000
Finished goods	69,000	69,000
	1,747,000	1,750,000
Less: Reserve for quality	(6,000)	(6,000)
Inventory (net)	$1,741,000	$1,744,000
Liability for inventory held at vendor	$1,462,000	$1,678,000

During 2017, the Company initiated an agreement with a vendor to manufacture and assemble the myCadian watch. In connection with this agreement, the Company agreed to a cancellation charge for products purchased on behalf of the Company in the instance that the purchase order is subsequently modified, delayed or cancelled. As of June 30, 2018, the Company has $1,678,000 in raw material inventory which were purchased by the vendor on our behalf and a related liability of $1,462,000 for amounts payable in connection with this agreement.

NOTE 4 - SENIOR CONVERTIBLE NOTES AND WARRANTS

At June 30, 2018, the Company had $7,821,000 in convertible notes outstanding which have been presented net of unamortized debt discounts of $2,468,000, resulting in a carrying value of $5,353,000 as of June 30, 2018. As of December 31, 2017, the Company had $5,825,000 in convertible notes outstanding, presented net of unamortized debt discounts of $2,262,000 resulting in a carrying value of $3,563,000 as of December 31, 2017.

As of June 30, 2018, the Company had outstanding $1,902,000 in convertible notes payable to five of our directors and $1,170,000 in convertible notes payable to an investor that is deemed an affiliate.

2018 Convertible Notes

Face value June 30, 2018	$400,000
Debt discount at issuance	(120,000)
Amortization of debt discount since inception	2,000
2018 Senior Convertible Notes (net)	$282,000

On May 8, 2018, the board of directors authorized the issuance of up to $1 million in non-interest bearing Senior Convertible Promissory Notes and Warrants (the “2018 Convertible Notes”) in connection with the May 8, 2018 Securities Purchase Agreement (the “2018 SPA”). The 2018 Convertible Notes have five year maturity.

The conversion rate of the notes was fixed at $0.25 per share as determined at the close of business on May 8, 2018. Investors making cumulative investments, in this offering, of less than $500,000 were granted warrants to purchase an aggregate number of shares of common stock equal to 10% of the number of shares issuable upon the conversion of the notes and investors making cumulative investments, in this offering, of $500,000 and greater were granted warrants to purchase an aggregate number of shares of common stock equal to 25% of the number of shares issuable upon the conversion of the notes. The warrants have a fixed exercise price of $0.25 and a ten-year term from the date of issuance. The notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933 as amended (the "Securities Act") and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

During the six months ended June 30, 2018, the Company issued $400,00 face value of 2018 Convertible Notes and granted 310,000 warrants with an exercise price of $0.25 per share and 10 year terms. The Company incurred approximately $4,000 in legal costs in connection with the issuance of the 2018 Convertible Notes. In accordance with FASB ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30), these debt issuance costs have been presented as a direct deduction from the carrying amount of the Convertible Note liability and reflected as a component of debt discount which is amortized and included in interest expense over the five-year term of the Convertible Notes.

The Company allocated $120,000 of the proceeds from the 2018 Notes to debt discount based on the computed fair value of the warrants and the debt issuance costs on the date of investment. As of June 30, 2018, these notes have a face value of $400,000 and are presented net of unamortized debt discount of $118,000 related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $282,000.

During the six months ended June 30, 2018, the Company recorded $2,000 in interest expense which includes the amortization of debt discount.

2017 6% Convertible Notes

Face value of 2017 Convertible Notes	$4,420,000
Debt discount at issuance	(1,897,000)
2017 extinguishment impact on discount	1,183,000
Amortization of debt discount since inception	127,000
2017 Senior Convertible Notes (net)	$3,833,000

The board of directors authorized the issuance of up to $5 million in 6% Senior Convertible Promissory Notes and Warrants (the “2017 Convertible Notes”) in connection with the May 31, 2017 Securities Purchase Agreement (the “2017 SPA”). The 2017 Convertible Notes have a five year maturity and a fixed annual interest rate of 6%. The initial year of interest expense will be paid to the note holders on the first anniversary of each note's issuance and quarterly thereafter. Principal is due in full on each note's maturity date.

The conversion rate of the notes was originally fixed at $0.50 per share as determined at the close of business on May 31, 2017 and subsequently modified on November 30, 2017 to $0.333 per share. Investors making investments of less than $500,000 were granted warrants to purchase an aggregate number of shares of common stock equal to 10% of the number of shares issuable upon the conversion of the notes and investors making investments of $500,000 and greater were granted warrants to purchase an aggregate number of shares of common stock equal to 25% of the number of shares issuable upon the conversion of the notes. Originally, the warrants had a fixed exercise price of $0.50 and a ten-year term from the date of issuance. The conversion price for the warrants was also modified on November 30, 2017 to $0.333 per share. In connection with this amendment, $2,450,000 of face value notes were re-issued, in the fourth quarter of 2017, to reflect a reduction of the conversion price on the notes from $0.50 per share to $0.333 per share. The exercise price of the underlying warrants was also reduced from $0.50 per share to $0.333 per share. The amendment and reissuance of these 2017 Convertible Notes was accounted for as an extinguishment and re-issuance of the replacement notes and warrants in 2017.

The 2017 Convertible Notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

The Company issued $1,595,000 in 2017 Convertible Notes during the six months ended June 30, 2018 representing 4,789,790 potential common stock shares and 1,120,871 warrants. The Company allocated $374,000 of the proceeds in the first half of 2018 to debt discount based on the computed fair value of the warrants issued and the beneficial conversion feature.

During the six months ended June 30, 2018, the Company recorded $166,000 in interest expense including amortization of debt discount of $48,000. During the six months ended June 30, 2017, the Company recorded $7,000 in interest expense including  amortization of debt discount of $6,000.

As of June 30, 2018, the 2017 Convertible Notes had a face value of $4,420,000 and are presented net of unamortized debt discount of $587,000 resulting in a carrying value of $3,833,000. During the quarter ended June 30, 2018, the Company recorded $92,000 in  interest expense including $28,000 of amortization of  debt discount. As of December 31, 2017, the 2017 Convertible Notes had a face value of $2,825,000 and were presented net of unamortized debt discount of $261,000 resulting in a carrying value of $2,564,000.

2016 6% Convertible Notes

Face value December 31, 2016	$3,000,000
Debt discount at issuance	(2,551,000)
Amortization of debt discount since inception	789,000
2016 Senior Convertible Notes (net)	$1,238,000

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

The conversion rate of the notes was fixed at $0.25 per share as determined at the close of business on August 25, 2016. The investors were granted warrants to purchase an aggregate number of shares of common stock equal to 10% of the number of shares issuable upon the conversion of the notes. The warrants have a fixed exercise price of $0.25 and a ten-year term from the date of issuance. The notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

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

The Company allocated $2,551,000 of the proceeds from the 2016 Notes to debt discount based on the computed fair value of the warrants, the beneficial conversion feature and the debt issuance costs on the date of investment. As of June 30, 2018, these notes have a face value of $3,000,000 and are presented net of unamortized debt discount of $1,762,000 related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $1,238,000. As of December 31, 2017, the Convertible Notes had a face value of $3,000,000 and were presented net of unamortized debt discount of $2,001,000 related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $999,000.

During the three months ended June 30, 2018, the Company recorded $165,000 in interest expense including amortization of debt discount of $120,000. During the six months ended June 30, 2018 the Company recorded $328,000 in interest expense including amortization of debt discount of $238,000.  During the three months ended June 30, 2017, the Company recorded $158,000 in interest expense including $113,000 in amortization of debt discount.  During the six month period ended June 30, 2017 the Company recorded $314,000 in interest expense including $225,000 in amortization of debt discount.

NOTE 5 – SOFTWARE

The Company invested in software for the CURA System during 2015. These assets are amortized over an estimated useful life of 3 years. Amortization expense recognized for the six months ended June 30, 2018 and 2017 was $63,000 in each period. Amortization expense recognized for the three months ended June 30, 2018 and 2017 was $32,000 in both periods.

The net value of capitalized software at June 30, 2018 and at December 31, 2017 was $40,000 and $102,000, respectively. Future amortization expense is expected to be $29,000 in 2018 and $11,000 in 2019.

NOTE 6 - PROPERTY AND EQUIPMENT

At June 30, 2018 and December 31, 2017 property and equipment consist of the following:

	June 30, 2018	December 31, 2017
Office equipment	$249,000	$249,000
Shop equipment	231,000	231,000
Leasehold improvements	253,000	253,000
	733,000	733,000
Less accumulated depreciation	(634,000)	(608,000)
Net property and equipment	$99,000	$125,000

Depreciation expense for the six months ended June 30, 2018 and 2017 was $25,000 and $29,000 respectively.   Depreciation expense for the three months ended June 30, 2018 and 2017 was $13,000 and $14,000, respectively.

NOTE 7- BUSINESS SEGMENTS

The Company has two operating business segments. The CURA business operates in the fatigue management industry and the Aegis business is focused in the power and hydraulic industry.

Segment information for the three months ended June 30, 2018 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$8,000	$-	$-	$8,000
Loss on Revenue	(25,000)	-	-	(25,000)
Total Costs and Expenses	373,000	160,000	325,000	858,000
Loss from operations	(398,000)	(160,000)	(325,000)	(883,000)
Other expense	-	-	(259,000)	(259,000)
Net loss	$(398,000)	$(160,000)	$(584,000)	$(1,142,000)

Stock based compensation	$5,000	$26,000	$4,000	$35,000
Depreciation and amortization	$37,000	$5,000	$2,000	$44,000
Capital expenditures	$-	$-	$-	$-
Assets at June 30, 2018	$1,810,000	$65,000	$144,000	$2,019,000

Segment information for the six months ended June 30, 2018 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$16,000	$-	$-	$16,000
Loss on revenue	(54,000)	-	-	(54,000)
Total costs and expenses	896,000	291,000	701,000	1,888,000
Loss from operations	(950,000)	(291,000)	(701,000)	(1,942,000)
Other expense	-	-	(495,000)	(495,000)
Net loss	$(950,000)	$(291,000)	$(1,196,000)	$(2,437,000)

Stock based compensation	$(11,000)	$28,000	$20,000	$37,000
Depreciation and amortization	$74,000	$10,000	$4,000	$88,000
Capital expenditures	$-	$-	$-	$-
Assets at June 30, 2018	$1,810,000	$65,000	$144,000	$2,019,000

Segment information for the three months ended June 30, 2017 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$8,000	$-	$-	$8,000
Loss on Revenue	(29,000)	-	-	(29,000)
Total Costs and Expenses	666,000	137,000	394,000	1,197,000
Loss from operations	(695,000)	(137,000)	(394,000)	(1,226,000)
Other expense	-	-	(164,000)	(164,000)
Net loss	$(695,000)	$(137,000)	$(558,000)	$(1,390,000)

Stock based compensation	$2,000	$2,000	$25,000	$29,000
Depreciation and amortization	$38,000	$5,000	$3,000	$46,000
Capital expenditures	$97,000	$34,000	$-	$131,000
Assets at June 30, 2017	$308,000	$71,000	$128,000	$507,000

Segment information for the six months ended June 30, 2017 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$17,000	$-	$-	$17,000
Loss on revenue	(57,000)	-	-	(57,000)
Total costs and expenses	1,425,000	269,000	821,000	2,515,000
Loss from operations	(1,482,000)	(269,000)	(821,000)	(2,572,000)
Other expense	-	-	(319,000)	(319,000)
Net loss	$(1,482,000)	$(269,000)	$(1,140,000)	$(2,891,000)

Stock based compensation	$78,000	$4,000	$50,000	$132,000
Depreciation and amortization	$75,000	$11,000	$6,000	$92,000
Capital expenditures	$108,000	$34,000	$-	$142,000
Assets at June 30, 2017	$308,000	$71,000	$128,000	$507,000

NOTE 8 - PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the six months ended June 30, 2018 we issued 870,000 shares of common stock in connection with various conversion notices received from a Series C, C-2 and C-3 convertible preferred stockholders. During the six months ended June 30, 2017, the Company issued 1,113,000 shares of common stock in connection with conversion notices received from convertible preferred stockholders.

Preferred Stock

Our certificate of incorporation permits the Company to issue up to 100,000,000 shares of $.01 par value preferred stock.

Class A Preferred Stock

At June 30, 2018 and December 31, 2017, there were 468,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 459,512 outstanding shares of Class A Preferred stock was $2,438,000 at June 30, 2018 and $2,346,000 at December 31, 2017.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred stockholders, Class A Preferred stockholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred stockholders’ liquidation preference was $2,438,000 and $2,346,000 at June 30, 2018 and December 31, 2017, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

Class B Preferred Stock

At June 30, 2018 and December 31, 2017, there were 67,500 outstanding shares of Class B Preferred stock. The value of dividends payable upon the conversion of the outstanding shares of Class B Preferred stock was $437,000 at June 30, 2018 and $420,000 at December 31, 2017.

In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred stockholders and our Class A Preferred stockholders, Class B Preferred stockholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred stockholders’ liquidation preference was $437,000 and $420,000 at June 30, 2018 and December 31, 2017, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

Series C Preferred Stock

At June 30, 2018 and December 31, 2017 respectively, there were 15,687,500 and 15,937,500 shares of Series C Preferred stock outstanding. The value of the Series C Preferred stockholders’ liquidation preference was $6,275,000 at June 30, 2018 and $6,375,000 at December 31, 2017.

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

Series C-2 Preferred Stock

At June 30, 2018 and December 31, 2017 respectively, there were 24,500,000 and 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred stockholders’ liquidation preference was $4,900,000 at June 30, 2018 and $5,000,000 as of December 31, 2017.

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

Series C-3 Preferred Stock

The Company issued 6,042,000 shares of Series C-3 Voting Convertible Preferred Stock in a private placement transaction during 2016, generating net proceeds of $1,495,000 after related legal costs.  During the six months ended June 30, 2018 and 2017 we issued 120,000 and 1,050,000 shares of common stock, respectively, in connection with conversion notices received from Series C-3 convertible preferred stockholders.

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

Under the Company’s stock option plans, non-qualified stock options may be granted to our officers, directors, employees and outside consultants. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. In the case of non-qualified stock options, the exercise price may be less than the fair market value of our stock on the date of grant. Stock option grants to non-employees are revalued at each reporting date to reflect the expense over the vesting period. In the case of incentive stock options, the exercise price may not be less than such fair market value and in the case of an employee who owns more than 10% of our common stock, the exercise price may not be less than 110% of such market price. Options generally are exercisable for ten years from the date of grant, except that the exercise period for an incentive stock option granted to an employee who owns more than 10% of our stock may not be greater than five years.

During the six months ended June 30, 2018, we granted a total of 1,067,500 stock options to employees and non-employee consultants. These included stock options granted at exercise prices ranging from $0.23 to $.35 per share, exercisable for 10 years that generally vest at a rate of 25% on each anniversary of the grant.

The expense recognized for options that are granted to consultants (i.e., non-employees) reflect fair value, based on updated valuation assumptions using the Black-Scholes valuation model at each measurement period. Such expense is apportioned over the requisite service period of the consultant, which is concurrent with the vesting dates of the various tranches.

Summary   For the three months ended June 30, 2018 and 2017, cost related to stock option awards amounted to $35,000 and $29,000, respectively. For the six months ended June 30, 2018 and 2017, cost related to stock option awards amounted to $37,000 and $132,000, respectively.

During the six months ended June 30, 2018, option expense was reduced by approximately $82,000 as a result of option forfeitures resulting from employee turnover during the period. There were no forfeitures, cancellations or option exercises during the six month period ended June 30, 2017.

As of June 30, 2018, there was approximately $246,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average of 1.1 years.

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2018 and 2017 was $0.25 and $0.76, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2018 and 2017 was approximately $259,000 and $3,000, respectively.

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

The following summarizes the activity of all of our outstanding stock options as of June 30, 2018:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	9,682,000	$.54
Granted	1,067,500	.24
Exercised	-	-
Canceled or expired	(391,875)	.57

Outstanding at June 30, 2018	10,357,625	$.51	3.9	$170,000

Exercisable at June 30, 2018	6,643,500	$.60	3.3	$15,000

As of June 30, 2018, there were 10,357,625 stock options outstanding under the Company’s stock option plans, 6,643,500 of which were vested at that date; leaving 2,542,375 options available for future grant under the plans. As of June 30, 2018, the exercise prices of outstanding stock options ranged from $.22 per share to $1.58 per share.

NOTE 10 - WARRANTS

The following summarizes the activity of our outstanding warrants as of June 30, 2018:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value

Outstanding at January 1, 2018	5,214,836	$.57	(A)
Granted	1,430,871	.32
Exercised	-	-
Canceled or expired	-	-

Outstanding at June 30, 2018	6,645,707	$.50	(A)	6.8	(B)	$103,000

Exercisable at June 30, 2018	6,020,707	$.48		6.3	(C)	$102,000

(A)	The weighted average exercise price for warrants outstanding as of June 30, 2018 and January 1, 2018 excludes 1,750,000 warrants in each period with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of June 30, 2018 and December 31, 2017 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of June 30, 2018, and December 31, 2017 excludes 118,500 warrants with no expiration date.

NOTE 11 - RELATED PARTY TRANSACTIONS

As of June 30, 2018, the Company has $1,902,000 aggregate principal amount of senior convertible notes held by five members of its board of directors. The Company also has $1,170,000 aggregate principal amount of senior convertible notes held by an investor that is deemed an affiliate through the ownership of the majority of our Series C and C-2 Preferred Stock. (See Note 6 regarding the 2017 Convertible Note.)

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership in which a Company director is associated.

NOTE 12 - SUBSEQUENT EVENTS

2017 Convertible Notes

Subsequent to June 30, 2018, a 2017 note-holder converted $50,000 in notes into 150,150 common shares.  On July 19, 2018, the Company's board approved a resolution to complete the 2017 Convertible Note and Warrant offering.  Total investments received on the 2017 Notes aggregated $4,420,500 and included the issuance of 2,307,207 common stock warrants.

2018 Convertible Notes

Subsequent to June 30, 2018, the Company issued $225,000 in 2018 Convertible Notes including the issuance of 90,000 warrants related to these notes. Included in these amounts is the issuance of $25,000 in notes to the Company’s Chief Executive Officer and the issuance of 10,000 warrants.  On July 19, 2018, the Company's board approved a resolution to complete the 2018 Convertible Note and Warrant offering.  Total investments received on the 2018 Notes aggregated $625,000 and included the issuance of 400,000 common stock warrants.

July 2018 Convertible Notes

On July 19, 2018, the Company's board approved a resolution to offer up to $2.5 million in non-interest bearing convertible notes and warrants (the "July 2018 Notes") in connection with the July 24, 2018 Securities Purchase Agreement (the "July 2018 SPA").  The July 2018 Notes have a five year maturity and no interest rate.  The conversion rate for the July 2018 Notes was set at a fixed rate of $0.25 per share. Investors making investments less than $500,000 will be granted 10% warrants to purchase an aggregate number of shares of common stock equal to 10% of the number of shares issuable upon the conversion of the notes and investors making investments of $500,000 or greater will be granted warrants to purchase an aggregate number of shares of common stock equal to 25% of the number of shares issuable upon the conversion of the notes.  The warrants have a fixed exercise price of $0.25 per share and a ten year term from the date of issuance. The July 2018 Notes will be offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering is available only to "accredited investors' as defined by Rule 501(a) of Regulation D under the Securities Act.

The Company has issued $250,000 in July 2018 Notes and 100,000 warrants since the authorization of this offering.

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

The Company develops and markets advanced technologies in the areas of safety, wellness and power. The Company is focused on the commercialization of a wellness and safety system (the CURA System) and a uniquely designed hydraulic pump that will be smaller, lighter, less expensive, and more efficient than current technology. The Company has not had any significant revenue-producing operations.

The Company has created the CURA System to market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA System consists of the following capabilities:

●	real-time alertness monitoring utilizing the CURA app,
●	the Group Wellness Index and
●	the Z-Coach wellness program.

The Aegis hydraulic pump technology has been designed to bring to the marketplace a unique concept in hydraulic pumps and motors that will be:

●	smaller, lighter and less expensive than conventional pumps and motors,
●	more efficient,
●	as reliable,
●	price competitive, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

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

CURA Division: the myCadian ™ watch, the CURA System, and Z-Coach e-learning

The Company’s CURA division is developing a proprietary technology and suite of products designed to (i) measure the decrease in a person’s alertness and (ii) to train individuals on how to improve alertness levels. The CURA System will enable the user and third parties to anticipate and avert undesired or disastrous situations caused by the degradation of alertness. With the information provided from the CURA software analytics, employees can work with Z-Coach, our proprietary sleep training and education solution, to correct sleep issues and improve overall wellness.

CurAegis has engaged sleep study experts and neurologists to assist with the analysis and validation of our new technologies. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. Action taken upon a warning of a change in alertness will lead to a better and safer environment. The CURA system is designed to be a real-time alertness and emergency monitoring system that addresses sleep and fatigue management solutions. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters.  The Company has filed for patent protection for these inventions.

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

Management developed marketing and sales programs in support of the CURA sales soft-launch that occurred in May 2018.

The Company has invested in controlled clinical studies at the Sleep and Chronobiology Laboratory at the University of Colorado-Boulder and at the University of Rochester Medical Center. These studies have been used to validate our actigraphy data collection as well as calibrate our proprietary technologies and algorithms.

The Z-Coach tool is a critical component of the CURA System and was created by highly respected fatigue management scientists. We acquired Z-Coach in 2015. Z-Coach learning topics include: Risks and Costs of Fatigue, Fundamentals of Sleep, Fatigue Mitigation and Countermeasures. Z-Coach participants gain an awareness of the dangers inherent in the lack of sleep and learn to utilize lifestyle tools to make changes to improve their health, mood, productivity and safety. The Z-Coach modules have been designed for a range of industry professionals, including aviation, trucking and busing industry and for corporate workers. These Z-Coach modules are a key component to the CURA™ System.

Aegis Division: Hydraulic Pump

On May 4, 2018, the Company signed a Memorandum of Understanding (the "MOU") with a major hydraulics manufacturer to assess the Aegis pump/motor technology.  This MOU includes a jointly developed testing protocol for technology evaluation. The MOU allows the manufacturer thirty days after testing to notify the Company of their intent to initiate negotiations for an exclusive relationship. The Company plans to send a team of Aegis engineers to one of the manufacturer's facilities in the third quarter of 2018 to observe the testing procedures outlined in the protocol.  The manufacturer will be sending a team of engineers and senior executives to observe and monitor the testing.  The Company believes the Aegis pump/motor technology will significantly change the hydraulics industry in the future.

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

Our Aegis engineering team has completed a production prototype and is working with leaders in the pump industry to align the prototype capability with specific customer applications. The Company reached significant milestones in the design and testing of this production prototype. The Company is currently evaluating market opportunities that could result in an agreement with a market leader in the hydraulic industry. Engineering testing, design and expansion of functionalities is continuing.

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

Results of Operations for the three months ended June 30, 2018 and 2017

Revenue, Cost of Revenue and Loss on Revenue

	For the three months ended June 30,		Variance
	2018	2017
Revenue	$8,000	$8,000	$-
Cost of revenue	33,000	37,000	(4,000)
Loss on revenue	$(25,000)	$(29,000)	$(4,000)

The Company recorded $8,000 in revenue during both of the three months ended June 30, 2018 and June 30, 2017 from the sale of Z-Coach subscriptions. During the second quarter of 2018, twenty three Z-Coach Aviation subscriptions were sold to five customers. As of June 30, 2018, and December 31, 2017, the Company has deferred revenue of $19,000 and $5,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied. The Company did not have revenue from sales of CURA system units in the three months ended June 30, 2018 or June 30, 2017.

The Company recorded $33,000 in cost of revenue during the three month period ended June 30, 2018 and $37,000 in the three month period ended June 30, 2017. The cost of revenue includes: (i) software amortization and hosting fees incurred to provide the Z-Coach product to subscribers. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months.

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

Engineering and Development Costs and Expenses

	For the three months ended June 30,		Variance
	2018	2017	Incr (decr)
Wages and benefits	$181,000	$222,000	$(41,000)
Professional fee and advisors	71,000	84,000	(13,000)
Parts and shop supplies	26,000	123,000	(97,000)
Computer and software maintenance	10,000	13,000	(3,000)
Depreciation and amortization	11,000	11,000	-
Other costs and expenses	2,000	6,000	(4,000)
	301,000	459,000	(158,000)
Stock-based compensation	28,000	8,000	20,000
Total Engineering and Development	$329,000	$467,000	$(138,000)

Engineering and development expenses for the three months ended June 30, 2018 amounted to $329,000 as compared to $467,000 in the three months ended June 30, 2017. Non-cash stock-based compensation attributable to stock options for the three months ended June 30, 2018 was $28,000 compared to non-cash stock-based compensation attributable to stock options of $8,000 for the three months ended June 30, 2017. The increase in stock compensation expense is new options granted during the second quarter of 2018 offset by employee turnover in the second quarter of 2018.

The decrease in engineering and development costs associated with wages and parts and shop supplies reflects the advanced stage of development for the CURA and AEGIS products. As the Company get closer to product commercialization and development milestones are achieved, the engineering efforts become more focused resulting in lower cost of wages and parts and shop supplies. The Company will continue to invest in the CURA and Aegis product development efforts during 2018.

General and Administrative Costs and Expenses

	For the three months ended June 30,		Variance
	2018	2017	Incr (decr)
Wages and benefits	$305,000	$407,000	$(102,000)
Professional fees and advisors	69,000	141,000	(72,000)
Facilities and occupancy	35,000	34,000	1,000
Insurance	26,000	28,000	(2000)
Conferences and travel	13,000	38,000	(25,000)
Shareholder support	19,000	23,000	(4,000)
Depreciation and amortization	2,000	3,000	(1,000)
Other costs and expenses	53,000	35,000	18,000
	522,000	709,000	(187,000)
Stock-based compensation	7,000	21,000	(14,000)
Total General and Administrative	$529,000	$730,000	$(201,000)

General and administrative expense for the three months ended June 30, 2018 amounted to $529,000 compared to $730,000 in the three months ended June 30, 2017. Non-cash stock-based compensation expense for the three months ended June 30, 2018 was $7,000 compared to $21,000 for the three months ended June 30, 2017. Excluding the non-cash stock-based compensation expense, general and administrative expense for the three months ended June 30, 2018 amounted to $522,000 compared to $709,000 in the three months ended June 30, 2017. The decrease of $201,000 in the second quarter of 2018 is attributed to employee turnover and decreases in professional fees and advisors.

Non-operating Income and Expense

	For the three months ended June 30,		Variance
	2018	2017
Interest expense	$(259,000)	$(165,000)	$(94,000)
Other income	-	1,000	(1,000)
	$(259,000)	$(164,000)	$(95,000)

During the three months ended June 30, 2018, the Company recognized $109,000 in interest expense on the 6% convertible notes and $150,000 of amortization on debt discount classified as interest expense related to convertible notes. At June 30, 2018 and June 30, 2017 the Company had $7,821,000 and $3,400,000, respectively in convertible notes outstanding.

Net Loss for the three months ended June 30, 2018 and 2017

The net loss for the three months ended June 30, 2018 was $1,142,000, compared with a net loss in the three months ended June 30, 2017 of $1,390,000. The net loss attributable to common stockholders for the three months ended June 30, 2018 was $1,196,000 as compared to $1,452,000 for the three months ended June 30, 2017. The weighted average basic and diluted common shares outstanding amounted to 49,571,000 and 47,810,000 for each of the three months ended June 30, 2018 and 2017, respectively. Basic and diluted loss per common share for each of the three months ended June 30, 2018 and 2017 was $0.02 and $0.03.

Results of Operations for the six months ended June 30, 2018 and 2017

Revenue, Cost of Revenue and Loss on Revenue

	For the six months ended June 30,		Variance
	2018	2017
Revenue	$16,000	$17,000	$(1,000)
Cost of revenue	70,000	74,000	(4,000)
Loss on revenue	$(54,000)	$(57,000)	$(3,000)

The Company recorded $16,000 in revenue during the six months ended June 30, 2018. Z-Coach sales aggregated $12,000 and CURA pilot sales aggregated $4,000 during the first half of 2018. During the first half of 2018, one hundred and ninety Z-Coach Aviation subscriptions were sold to seven customers. As of June 30, 2018, and December 31, 2017, the Company has deferred revenue of $19,000 and $5,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $70,000 in cost of revenue during the three month period ended June 30, 2018 and $74,000 in the six month period ended June 30, 2017. The cost of revenue includes: (i) software amortization and hosting fees incurred to provide the Z-Coach product to subscribers and (ii) product costs incurred in the delivery of pilot programs shipped during the period related to the CURA system. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months.

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

Engineering and Development Costs and Expenses

	For the six months ended June 30,		Variance
	2018	2017	Incr (decr)
Wages and benefits	$431,000	$497,000	$(66,000)
Professional fee and advisors	200,000	209,000	(9,000)
Parts and shop supplies	48,000	177,000	(129,000)
Computer and software maintenance	22,000	28,000	(6,000)
Depreciation and amortization	21,000	23,000	(2,000)
Other costs and expenses	5,000	10,000	(5,000)
	727,000	944,000	(217,000)
Stock-based compensation	7,000	16,000	(9,000)
Total Engineering and Development	$734,000	$960,000	$(226,000)

Engineering and development expenses for the six months ended June 30, 2018 amounted to $734,000 as compared to $960,000 in the six months ended June 30, 2017. Non-cash stock-based compensation attributable to stock options for the six months ended June 30, 2018 was $7,000, reflecting forfeitures related to employee turnover experienced during the period. Non-cash stock-based compensation attributable to stock options was $16,000 for the six months ended June 30, 2017.  The decrease in engineering and development costs associated with wages and supplies reflects the advanced stage of development for the CURA and AEGIS products. As the Company get closer to product commercialization and development milestones are achieved, the engineering efforts become more focused resulting in lower cost of wages and parts and shop supplies. The Company will continue to invest in the CURA and Aegis product development efforts during 2018.

General and Administrative Costs and Expenses

	For the six months ended June 30,		Variance
	2018	2017	Incr (decr)
Wages and benefits	$683,000	$812,000	$(129,000)
Professional fees and advisors	175,000	316,000	(141,000)
Facilities and occupancy	78,000	74,000	4,000
Insurance	46,000	37,000	9,000
Conferences and travel	24,000	70,000	(46,000)
Shareholder support	37,000	51,000	(14,000)
Depreciation and amortization	4,000	6,000	(2,000)
Other costs and expenses	77,000	73,000	4,000
	1,124,000	1,439,000	(315,000)
Stock-based compensation	30,000	116,000	(86,000)
Total General and Administrative	$1,154,000	$1,555,000	$(401,000)

General and administrative expense for the six months ended June 30, 2018 amounted to $1,154,000 compared to $1,555,000 in the six months ended June 30, 2017. Non-cash stock-based compensation expense for the six months ended June 30, 2018 was $30,000 compared to $116,000 for the six months ended June 30, 2017. Excluding the non-cash stock-based compensation expense, general and administrative expense for the six months ended June 30, 2018 amounted to $1,124,000 compared to $1,439,000 in the six months ended June 30, 2017. The decrease of $401,000 in the second quarter of 2018 reflects the reduction in headcount and related stock option forfeitures, and decreases in professional fees and advisors.

Non-operating Income and Expense

	For the six months ended June 30,		Variance
	2018	2017	Incr (decr)
Interest expense	$(496,000)	$(321,000)	$(175,000)
Other income	1,000	2,000	(1,000)
	$(495,000)	$(319,000)	$(176,000)

During the six months ended June 30, 2018, the Company recognized $207,000 in interest expense on the 6% convertible notes and $289,000 of amortization on debt discount classified as interest expense related to convertible notes. As of June 30, 2018, the company has $7,820,500 in face value of 6% convertible notes outstanding compared to $5,825,000 at December 31, 2017.

Net Loss for the six months ended June 30, 2018 and 2017

The net loss for the six months ended June 30, 2018 was $2,437,000, compared with a net loss in the six months ended June 30, 2017 of $2,891,000. The net loss attributable to common stockholders for the six months ended June 30, 2018 was $2,545,000 as compared to $3,015,000 for the six months ended June 30, 2017. The weighted average basic and diluted common shares outstanding amounted to 49,302,000 and 47,591,000 for each of the six months ended June 30, 2018 and 2017, respectively. Basic and diluted loss per common share for each of the six months ended June 30, 2018 and 2017 was $0.05 and $0.06.

Preferred stock dividends accrued totaled $108,000 in the six months ended June 30, 2018 and $124,000 in June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, cash on-hand totaled $89,000, a net decrease of $105,000 since the beginning of the year. During the six months ended June 30, 2018 we used $2,096,000 of cash in operating activities. A net loss of $2,437,000 was adjusted for $414,000 in non-cash expenses for depreciation, amortization, stock-based compensation, and $73,000 in changes in working capital components.  The decrease in cash used in operations in the six months of 2018 compared to 2017 was driven by the change in net loss from 2017 to 2018. In the six months of 2017, the net loss of $2,891,000 was adjusted for $455,000 in non-cash expenses for depreciation, amortization and stock-based compensation and $234,000 in changes in components of working capital.

The Company invested $142,000 in capitalized software and property and equipment in the six months of 2017; there was no capital investment in the first six months of 2018.

During the six months ended June 30, 2018, the Company generated $1,991,000 in net cash from financing activities resulting from the issuance of convertible notes. During the six months ended June 30, 2017, the Company generated $402,000 in cash from financing activities from issuance of convertible notes and from the exercise of a common stock warrant.

Current Cash Outlook and Management Plans

As of June 30, 2018, we have cash on hand of $89,000, negative working capital of $102,000, a stockholders’ deficit of $5,318,000 and an accumulated deficit of $83,278,000. During six months ended June 30, 2018 we raised $1,995,000 in gross proceeds through the issuance of convertible notes and warrants, the proceeds of which have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2018 cash needs, based on its current development and product plans, will range from $4.0 to $4.5 million. As of June 30, 2018, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

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

The Company’s ability to fund its current and future commitments from its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division; (ii) generate revenue from the licensing or sale of our hydraulic technologies or; (iii) decrease engineering and development and administrative expenses. even if these and other factors are not met, the Company will need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of June 30, 2018, and December 31, 2017, there were no accrued interest or penalties related to uncertain tax positions.

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

 Not Applicable.

 Item 4. CONTROLS AND PROCEDURES

 Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of June 30, 2018, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have no significant changes in our internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, and thereafter through the date of filing of this Form 10Q, other than sales of securities previously reported on a Form 10Q or Current Report on Form 8-K filed on July 13, 2018, the Company issued and sold the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

     a)  $195,000 aggregate principal amount of 2017 Convertible Notes;

     b)  $625,000 aggregate principal amount of 2018 Convertible Notes; and

     c)  $250,000 aggregate principal amount of senior convertible promissory notes (the "Convertible Note") and warrants, described below.

On July 19, 2018, the Company's board of directors approved the offering and sale of up to $2.5 million aggregate principal amount of Convertible Notes pursuant to a securities purchase agreement, date July 24, 2018 (the "July 2018 SPA").  The Convertible Notes have a five year maturity and do not bear interest.  The Convertible Notes are convertible into common stock at a conversion price of $0.25 per share, subject to adjustment.  Investors purchasing less than $500,000 principal amount of Convertible Notes will receive warrants to purchase an aggregate number of shares of common stock equal to 10% of the number of shares issuable upon the conversion of the Convertible Notes, and investors purchasing at least $500,000 principal amount of Convertible Notes will receive warrants to purchase an aggregate number of  shares of common stock equal to 25% of the number of shares issuable upon conversion of the Convertible Notes.  The warrants have a fixed exercise price of $0.25 per share and a ten year term from the date of issuance.

The use of proceeds associated with the Convertible Notes is to support the ongoing development and marketing of our core technologies and product initiatives, and for general working capital purposes.  The Convertible Notes are being offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission.  The offering is available only to "accredited investors" as defined in Rule 501(a) of Regulation D.  The descriptions of the Convertible Notes, the July 2018 SPA, and the warrants are qualified in their entirety by reference to Exhibits attached hereto, which are incorporated by reference herein.

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

10.1	Form of Convertible Notes Securities Purchase Agreement dated July 24,2018

10.2	Form of Convertible Note

10.3	Form of Common Stock Purchase Warrant

31.1	Rule 13a-14(a)/15d-14(a) Certifications – CEO

31.2	Rule 13a-14/15d-14 Certifications – CFO

32	Section 1350 Certifications

100	XBRL-related documents
None.

101

The following materials from CurAegis Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2018 and 2017 (ii) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS TECHNOLOGIES, INC.
Dated: August 7, 2018	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

Dated: August 7, 2018	By:	/s/ Kathleen A. Browne
Kathleen A. Browne,
Chief Financial and Accounting Officer