Form 10-Q
period 2018-09-30
CurAegis Technologies, Inc.
filed 2018-11-14
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 13, 2018
Common Stock, $0.01 par value	50,364,549

CURAEGIS TECHNOLOGIES, INC.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current Assets:
Cash	$95,000	$194,000
Accounts receivable	-	8,000
Inventory (net)	-	1,744,000
Prepaid expenses and other current assets	45,000	27,000
Total current assets	140,000	1,973,000

Software (net)	17,000	102,000
Property and equipment (net)	70,000	125,000
Total non-current assets	87,000	227,000
Total Assets	$227,000	$2,200,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$231,000	$167,000
Other current liabilities	139,000	103,000
Accrued interest	161,000	87,000
Liability for inventory held at vendor	1,462,000	1,678,000
Deferred revenue	14,000	5,000
Capital lease obligation - current	2,000	2,000
Total current liabilities	2,009,000	2,042,000

Capital lease obligation, non-current	1,000	3,000
Senior convertible notes (net)	5,905,000	3,563,000
Total Liabilities	7,915,000	5,608,000

Commitments	-	-

Stockholders' Deficit:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C, voting, convertible, no dividend, shares issued and outstanding at September 30, 2018 and December 31, 2017: 15,687,500 and 15,937,500, respectively	157,000	159,000
Series C-2, voting, convertible, no dividend, shares issued and outstanding at September 30, 2018 and December 31, 2017: 24,500,000 and 25,000,000, respectively	245,000	250,000
Series C-3, voting, convertible, no dividend, shares issued and outstanding at September 30, 2018 and December 31, 2017: 3,268,000 and 3,388,000, respectively	33,000	34,000
Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at September 30, 2018 and December 31, 2017: 468,221 and 468,221, respectively	5,000	5,000
Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at September 30, 2018 and December 31, 2017: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at September 30, 2018 and December 31, 2017: 50,308,149 and 48,979,546 respectively	503,000	490,000
Additional paid-in capital	77,454,000	76,494,000
Accumulated deficit	(86,086,000)	(80,841,000)
Total Stockholders' Deficit	(7,688,000)	(3,408,000)

Total Liabilities and Stockholders' Deficit	$227,000	$2,200,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Revenue
CURA revenue	$10,000	$6,000	$26,000	$23,000
Cost of revenue	27,000	37,000	97,000	111,000
Loss on Revenue	(17,000)	(31,000)	(71,000)	(88,000)

Costs and expenses:
Provision for inventory reserve	1,741,000	-	1,741,000	-
Impairment loss	17,000	-	17,000	-
Engineering and development	278,000	211,000	1,012,000	1,171,000
General and administrative	484,000	662,000	1,638,000	2,217,000
Total costs and expenses	2,520,000	873,000	4,408,000	3,388,000

Loss from operations	(2,537,000)	(904,000)	(4,479000)	(3,476,000)

Interest expense	(271,000)	(204,000)	(767,000)	(525,000)
Other income	-	-	1,000	2,000
Non-operating (expense)	(271,000)	(204,000)	(766,000)	(523,000)

Loss before income taxes	(2,808,000)	(1,108,000)	(5,245,000)	(3,999,000)
Income taxes	-	-	-	-
Net Loss	(2,808,000)	(1,108,000)	(5,245,000)	(3,999,000)

Preferred stock dividends	55,000	62,000	163,000	186,000
Net Loss attributable to common stockholders	$(2,863,000)	$(1,170,000)	$(5,408,000)	$(4,185,000)

Net Loss per common share attributable to common stockholders
Basic and Diluted	$(0.06)	$(0.02)	$(0.11)	$(0.09)
Weighted average number of shares of common stock:
Basic and Diluted	49,646,000	48,321,000	50,189,000	47,768,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Class C Preferred Stock		Class C-2 Preferred Stock		Class C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit

Balance at December 31, 2017	15,937,500	$159,000	25,000,000	$250,000	3,388,000	$34,000	468,221	$5,000	67,500	$1,000	48,979,546	$490,000	$76,494,000	$(80,841,000)	$(3,408,000)

Conversion of C3 Preferred Shares to common stock					(80,000)	(1,000)					80,000	1,000			-
Stock-based compensation													2,000		2,000
Issuance of warrants with convertible note													208,000		208,000
Beneficial conversion feature on convertible note													11,000		11,000
Net Loss														(1,295,000)	(1,295,000)

Balance At March 31, 2018	15,937,500	159,000	25,000,000	250,000	3,308,000	33,000	468,221	5,000	67,500	1,000	49,059,546	491,000	76,715,000	(82,136,000.00)	(4,482,000)

Conversion of C Preferred Shares to common stock	(250,000)	(2,000)									250,000	2,000			-
Conversion of C2 Preferred Shares to common stock			(500,000)	(5,000)							500,000	5,000			-
Conversion of C3 Preferred Shares to common stock					(40,000)	-					40,000	-			-
Stock-based compensation													35,000		35,000
Issuance of warrants with convertible note													223,000		223,000
Beneficial conversion feature on convertible note													48,000		48,000
Net Loss														(1,142,000)	(1,142,000)

Balance At June 30, 2018	15,687,500	157,000	24,500,000	245,000	3,268,000	33,000	468,221	5,000	67,500	1,000	49,849,546	498,000	77,021,000	(83,278,000)	(5,318,000)

Stock-based compensation													42,000		42,000
Issuance of warrants with convertible note													119,000		119,000
Beneficial conversion feature on convertible note													161,000		161,000
Common Shares Issued for Interest											264,453	3,000	63,000		66,000
Common Shares issued upon Note Conversions											190,150	2,000	47,000		49,000
Exercise of common stock warrant											4,000	-	1,000		1,000
Net Loss														(2,808,000)	(2,808,000)

Balance At September 30, 2018	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,308,149	$503,000	$77,454,000	$(86,086,000)	$(7,688,000)

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Cash flows from operating activities:
Net loss	$(5,245,000)	$(3,999,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,000	136,000
Amortization of discount reported as interest	448,000	373,000
Stock-based compensation	79,000	160,000
Provision for inventory reserve	1,741,000	-
Impairment of capitalized shop equipment	17,000	-
Changes in working capital items:
Accounts receivable	8,000	9,000
Inventory	3,000	(52,000)
Prepaid expenses and other current assets	(18,000)	14,000
Accounts payable and other current liabilities	22,000	332,000
Deferred revenue	9,000	(10,000)

Net cash used in operating activities	(2,813,000)	(3,037,000)

Cash flows from investing activities:
Purchase of property, equipment and software	-	(419,000)

Net cash used in investing activities	-	(419,000)

Cash flows from financing activities:
Proceeds from issuance of senior convertible note (net)	2,713,000	1,617,000
Proceeds from exercise of common stock warrant	1,000	10,000

Net cash provided by financing activities	2,714,000	1,627,000

Net decrease in cash	(99,000)	(1,829,000)
Cash at beginning of period	194,000	2,009,000
Cash at end of period	$95,000	$180,000

Supplemental Disclosures:
Cash used for payment of interest	$219,000	$66,000
Interest expense paid in common shares	$66,000	$-
Debt discount related to warrants and beneficial conversion feature	$770,000	$1,050,000

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

The Company has created the CURA System to market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA System consists of the following capabilities:

●	real-time alertness monitoring utilizing the CURA app,
●	the Group Wellness Index, and
●	the Z-Coach wellness program.

Our goal with the Aegis hydraulic pump technology is to bring to the marketplace a unique concept in hydraulic pumps and motors that will be:

●	smaller, lighter and significantly less expensive than conventional pumps and motors,
●	more efficient,
●	as reliable, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

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

Current Cash Outlook and Management Plans

As of September 30, 2018, we have cash on hand of $95,000, negative working capital of $1,869,000, a stockholders’ deficit of $7,688,000 and an accumulated deficit of $86,086,000. During the nine months ended September 30, 2018 we sold $2,720,000 in gross proceeds through the issuance of convertible notes and warrants, proceeds of which have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the fiscal 2018 year cash needs, based on its current development and product plans, will approximate $4.0 million. As of September 30, 2018, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

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

The Company’s ability to fund its current and future commitments from its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division; (ii) generate revenue from the licensing or sale of our hydraulic technologies; and (iii) decrease engineering and development and administrative expenses. If these and other factors are not met, the Company will need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

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

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned). As of September 30, 2018, each of the subsidiaries is non-operational.  All material intercompany transactions and account balances have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are subject to a high degree of judgment and potential change. Actual results could differ from those estimates.

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

Inventory: Inventory is stated at the lower of cost or net realizable value with cost determined using the average cost method. A reserve for excess, obsolete or slow-moving inventory is evaluated and determined based on changes in customer demand, technology developments or other economic factors.  During the quarter ended September 30, 2018, the Company recorded a reserve of $1,741,000 in connection with a review of inventory on-hand. This amount recognizes a reserve for the myCadian watch related components and finished goods on hand at September 30, 2018.  This inventory may be used in a CURA medical product under development but not yet offered by the Company.  The CURA app, currently offered by the Company, does not use these inventory components. The Company will continue to evaluate the adequacy of this reserve in future reporting periods. The allowance for excess, obsolete or slow-moving inventory was $1,741,000 and $6,000 at September 30, 2018 and December 31, 2017.

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  The allowance for doubtful accounts was zero at September 30, 2018 and December 31, 2017.

Software, Property and Equipment: Capitalized software, property and equipment are stated at cost. Estimated useful lives are as follows:

Software (in years)		3
Office equipment (in years)	5	-	7
Leasehold improvements	lesser of useful life or lease term

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and significant repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in Other income. Depreciation and software amortization expense for the nine months ended September 30, 2018 and 2017 amounted to $123,000 and $136,000, respectively. Depreciation and software amortization expense for the three months ended September 30, 2018 and 2017 amounted to $35,000 and $44,000, respectively.

Whenever events or circumstances indicate, our long-lived assets including any intangible assets with finite useful lives are tested for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the assets. If the carrying amount exceeds the estimated undiscounted cash flows, impairment may be indicated. The carrying amount is compared to the estimated discounted cash flows and if there is an excess, such amount is recorded as impairment. During the nine months ended September 30, 2018 the Company recorded $17,000 in impairment charges resulting from the reduction of estimated useful life on certain capitalized equipment from five years to three years.  The Company did not record any impairment charge in the nine-month period ended September 30, 2017.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at September 30, 2018 and December 31, 2017. The carrying amount of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, deferred revenue and accrued expenses approximates their fair value due to their short maturity. The carrying amount of capital lease obligations approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms. The senior convertible notes can be converted into 29,584,625 shares of common stock with an underlying value of $7,692,000 as of September 30, 2018 based on the closing trading price on September 30, 2018.

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

The Company's net revenue is derived primarily from domestic customers.  For the nine months ended September 30, 2018 net revenue from products transferred over time amounted to $19,000 and net revenue from products transferred at a point in time amounted to $7,000. For the three months ended September 30, 2018 and 2017, net revenue from products transferred over time amounted to $ 7,000 and $6,000 in each quarter, respectively.  For products transferred at a point in time during the third quarter of 2018 and 2017 net revenue amounted to $3,000 and zero respectively.

CURA revenue is recognized (a) upon receipt of payment at the point of sale of the CURA app, (b) upon the shipment of myCadian devices and (c) upon the company’s satisfaction of all performance obligations as described in customer agreements. The Z-Coach Program provides fatigue training over an annual subscription period of twelve months. The Z-Coach Program allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription, and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue. The Company recognized $7,000 during the nine months ended September 30, 2018 from the sale of the CURA app and devices. Two customers accounted for 93% of these CURA app and device sales in 2018.

One customer accounted for 76% of total Z-Coach subscription sales made during the nine months ended September 30, 2018 and that customer also accounted for 44% of the sales made in the three months ended September 30, 2018.  During the three month period ended September 30, 2017, one customer accounted for 94% and another during the nine months ended September 30, 2017 another accounted for 42%. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

Engineering and Development and Patents: Engineering and development costs and patent expenses are charged to operations as incurred. Engineering and development costs include personnel-related costs, materials and supplies, depreciation and consulting services.  Patent costs for the three months ended September 30, 2018 and September 30, 2017 amounted to $44,000 and $46,000, respectively, and are included in general and administrative expenses. Patent costs for the nine months ended September 30, 2018 and September 30, 2017 amounted to $100,000 and $120,000, respectively, and are included in general and administrative expenses.

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

During the third quarter of 2018 the Company adopted FASB ASU 2018-07, “Equity-Based Payments to Non-Employees,” which requires all share-based payments to non-employees, including grants of stock options, to be recognized in the consolidated financial statements as expense generally over the service period of the consulting arrangement or as performance conditions are expected to be met. FASB ASC 718-20 requires that modifications of the terms or conditions of equity awards be treated as an exchange of the original award for a new award.  Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. The Company utilized a modified retrospective approach effective as of January 1, 2018 in the adoption of this accounting guidance which resulted in a reduction of $10,000 in stock compensation expense previously recorded costs for options outstanding to non-employees.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of September 30, 2018, and December 31, 2017, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At September 30, 2018 and 2017 we excluded 91,575,157 and 74,644,858 potential common shares, respectively, relating to convertible preferred stock, convertible notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at September 30, 2018 and 2017 as the conditions for their vesting are not probable.

Recent Accounting Pronouncements:

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases,” a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize on its balance sheet assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset will be recognized related to the right to use the underlying asset and a liability will be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and allows modified retrospective adoption, with early adoption permitted.  The Company continues to evaluate the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-11 and ASU 2018-10 “Codification Improvements to Topic 842, Leases” and “Targeted Improvements” guidance. The Company is reviewing the guidance in these standards but does not believe the new standards will have a significant effect on the Company’s consolidated financial statements as we have limited long term lease contracts in effect. The standard is effective for fiscal periods beginning after December 15, 2018, and allows modified retrospective adoption, with early adoption permitted. The Company continues to evaluate the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15 “Intangibles – Goodwill and Other- Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This guidance was issued to assist in the evaluation of the accounting for fees paid by a customer in a cloud computing (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. If a hosting arrangement includes a license to internal-use-software, then the software license is accounted for by the customer in accordance with Subtopic 350-40, as an intangible asset and to the extent that the payments are made over time, a liability is also recognized. If the agreement does not include a license, the arrangement is treated as a service contract. This guidance is effective for years beginning after December 15, 2019. The Company is reviewing this guidance and does not believe it will have a significant effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820)” related to changes in disclosure requirements for fair value measurement. The Company does not believe this guidance will have a material effect on the Company’s consolidated financial statements. This guidance is effective for fiscal years beginning after December 15, 2019.

NOTE 3 – INVENTORY AND RELATED VENDOR LIABILITY

The Company had the following inventory held at our manufacturing vendor and on hand as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Raw materials	$1,678,000	$1,681,000
Finished goods	69,000	69,000
	1,747,000	1,750,000
Less: Reserve for quality	(1,747,000)	(6,000)
Inventory (net)	$-	$1,744,000
Liability for inventory held at vendor	$1,462,000	$1,678,000

During 2017, the Company initiated an agreement with a vendor to manufacture and assemble the myCadian watch. In connection with this agreement, the Company agreed to a cancellation charge for products purchased on behalf of the Company in the instance that the purchase order is subsequently modified, delayed or cancelled. As of September 30, 2018, the Company has $1,678,000 in raw material inventory which were purchased by the vendor on our behalf and a related liability of $1,462,000 for amounts payable in connection with this agreement.

During the quarter ended September 30, 2018, the Company recorded a reserve of $1,741,000 in connection with a review of inventory on-hand.  This recognizes a reserve for myCadian related components and finished goods on hand at September 30, 2108.  Management is developing a CURA medical product that could use this inventory, but that product offering has not been finalized or offered to this potential market.  Management will continue to evaluate this reserve in future reporting periods.

NOTE 4 - SENIOR CONVERTIBLE NOTES AND WARRANTS

At September 30, 2018, the Company had $8,486,000 in convertible notes outstanding which have been presented net of unamortized debt discounts of $2,581,000, resulting in a carrying value of $5,905,000. As of December 31, 2017, the Company had $5,825,000 in convertible notes outstanding, presented net of unamortized debt discounts of $2,262,000 resulting in a carrying value of $3,563,000 as of December 31, 2017.

As of September 30, 2018, the Company had outstanding $2,027,500 in convertible notes payable to five of our directors and $1,170,000 in convertible notes payable to an investor that is deemed an affiliate.

JULY 2018 Convertible Notes

Face value JULY 2018 Convertible Notes issued	$500,000
Debt discount at issuance	(153,000)
Amortization of debt discount since inception	3,000
JULY 2018 Senior Convertible Notes (net)	$350,000

On July 19, 2018, the board of directors authorized the issuance of up to $2.5 million in non-interest bearing Senior Convertible Promissory Notes and Warrants (the “JULY 2018 Convertible Notes”) in connection with the July 24, 2018 Securities Purchase Agreement (the “JULY 2018 SPA”). The JULY 2018 Convertible Notes have a five-year maturity.

The conversion rate of the notes was fixed at $0.25 per share as determined at the close of business on July 24, 2018. Investors making cumulative investments in this offering of less than $500,000 were granted warrants to purchase an aggregate number of shares of common stock equal to 10% of the number of shares issuable upon the conversion of the notes and investors making cumulative investments in this offering of $500,000 and greater were granted warrants to purchase an aggregate number of shares of common stock equal to 25% of the number of shares issuable upon the conversion of the notes. The warrants have a fixed exercise price of $0.25 and a ten-year term from the date of issuance. The notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933 as amended (the "Securities Act") and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

During the three and nine months ended September 30, 2018, the Company issued $500,000 face value of JULY 2018 Convertible Notes and granted 320,000 warrants with an exercise price of $0.25 per share and 10-year terms. The Company incurred approximately $3,000 in legal costs in connection with the issuance of the 2018 convertible notes. In accordance with FASB ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30), these debt issuance costs have been presented as a direct deduction from the carrying amount of the Convertible Note liability and reflected as a component of debt discount which is amortized and included in interest expense over the five-year term of the JULY 2018 Convertible Notes.

The Company allocated $153,000 of the proceeds from the JULY 2018 Convertible Notes to debt discount based on the computed fair value of the warrants and the debt issuance costs on the date of investment. As of September 30, 2018, these notes have a face value of $500,000 and are presented net of unamortized debt discount of $150,000 related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $350,000.

During the nine months ended September 30, 2018, the Company recorded $3,000 in interest expense which includes the amortization of debt discount.

2018 Convertible Notes

Face value 2018 Convertible Notes issued	$625,000
Debt discount at issuance	(250,000)
Amortization of debt discount since inception	8,000
2018 Senior Convertible Notes (net)	$383,000

On May 8, 2018, the board of directors authorized the issuance of up to $1 million in non-interest bearing Senior Convertible Promissory Notes and Warrants (the “2018 Convertible Notes”) in connection with the May 8, 2018 Securities Purchase Agreement (the “2018 SPA”). The 2018 Convertible Notes have five-year maturity. On July 19, 2018, the Company’s board approved a resolution to complete this offering. As of July 19, 2018, investments received on the 2018 SPA totaled $625,000 and included the issuance of 400,000 common stock warrants.

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

During the nine months ended September 30, 2018, the Company issued $625,000 face value of 2018 Convertible Notes and granted 460,000 warrants with an exercise price of $0.25 per share and 10-year terms. The Company incurred approximately $4,000 in legal costs in connection with the issuance of the 2018 Convertible Notes. In accordance with FASB ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30), these debt issuance costs have been presented as a direct deduction from the carrying amount of the convertible note liability and reflected as a component of debt discount which is amortized and included in interest expense over the five-year term of the Convertible Notes.

The Company allocated $250,000 of the proceeds from the 2018 Convertible Notes to debt discount based on the computed fair value of the warrants, the beneficial conversion feature, and the debt issuance costs on the date of investment. As of September 30, 2018, these notes have a face value of $625,000 and are presented net of unamortized debt discount of $242,000 related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $383,000.

During the three and nine-month periods ended September 30, 2018, the Company recorded $6,000 and $8,000, respectively in interest expense which includes the amortization of debt discount.

2017 6% Convertible Notes

Face value of 2017 Convertible Notes issued	$4,420,000
Debt discount at issuance	(1,897,000)
2017 extinguishment impact on discount	1,183,000
Debt conversion net of unamortized discount	(46,000)
Amortization of debt discount since inception	155,000
2017 Senior Convertible Notes (net)	$3,815,000

The board of directors authorized the issuance of up to $5 million in 6% Senior Convertible Promissory Notes and Warrants (the “2017 Convertible Notes”) in connection with the May 31, 2017 Securities Purchase Agreement (as amended, the “2017 SPA”). On July 19, 2018, the Company’s board approved a resolution to complete this offering. As of July 19, 2018, investments received on the 2017 SPA totaled $4,420,000 and included the issuance of 2,307,207 common stock warrants.

The 2017 Convertible Notes have a five-year maturity and a fixed annual interest rate of 6%. The initial year of interest expense will be paid to the note holders on the first anniversary of each note's issuance and quarterly thereafter. Principal is due in full on each note's maturity date.

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

The Company issued $1,595,000 in 2017 Convertible Notes during the nine months ended September 30, 2018 representing 4,789,790 potential common stock shares and 1,120,871 warrants. The Company allocated $374,000 of the proceeds received in the nine months ended September 30, 2018 to debt discount based on the computed fair value of the warrants issued and the beneficial conversion feature.

During the quarter ended September 30, 2018, the Company recorded $94,000 in interest expense including $28,000 of amortization of debt discount. During the nine months ended September 30, 2018, the Company recorded $260,000 in interest expense including amortization of debt discount of $76,000. During the quarter ended September 30, 2017, the Company recorded $43,000 in interest expense including $28,000 of amortization of debt discount. During the nine months ended September 30, 2017, the Company recorded $50,000 in interest expense including amortization of debt discount of $34,000.

As of September 30, 2018, the outstanding 2017 Convertible Notes had a face value of $4,370,000 and have been presented net of unamortized debt discount of $555,000 resulting in a carrying value of $3,815,000. As of December 31, 2017, the 2017 Convertible Notes had a face value of $2,825,000 and were presented net of unamortized debt discount of $261,000 resulting in a carrying value of $2,564,000.

2016 6% Convertible Notes

Face value 2016 Convertible Notes issued	$3,000,000
Debt discount at issuance	(2,551,000)
Debt conversion net of unamortized discount	(3,000)
Amortization of debt discount since inception	911,000
2016 Senior Convertible Notes (net)	$1,357,000

During 2016, the board of directors authorized and the Company issued, $3 million in 6% Senior Convertible Promissory Notes and Warrants (the “2016 Convertible Notes”) in connection with the August 25, 2016 Securities Purchase Agreement (the “2016 SPA”). The 2016 Convertible Notes have five-year maturity dates ranging from August 2021 through December 2021 and a fixed annual interest rate of 6%. The initial year of interest expense was paid to the note holders on the first anniversary of each note's issuance and will be paid quarterly thereafter. Principal is due in full on each note's maturity date.

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

The Company allocated $2,551,000 of the proceeds from the 2016 Notes to debt discount based on the computed fair value of the warrants, the beneficial conversion feature and the debt issuance costs on the date of investment. In connection with the issuance of the 2016 Convertible Notes, the Company granted 1,200,000 warrants with an exercise price of $0.25 per share and 10-year terms. The Company incurred $28,000 in debt issuance costs in connection with the issuance of the 2016 Convertible Notes. In accordance with FASB ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30), these debt issuance costs have been presented as a direct deduction from the carrying amount of the convertible note liability and reflected as a component of debt discount which is amortized and included in interest expense over the five-year term of the 2016 Convertible Notes.

As of September 30, 2018, the outstanding 2016 Convertible Notes had a face value of $2,990,000 and have been presented net of unamortized debt discount of $1,663,000 resulting in a carrying value of $1,357,000. As of December 31, 2017, the 2016 Convertible Notes had a face value of $3,000,000 and were presented net of unamortized debt discount of $2,001,000 related to warrants, beneficial conversion feature and debt issuance costs resulting in a carrying value of $999,000.

During the three months ended September 30, 2018, the Company recorded $167,000 in interest expense including amortization of debt discount of $122,000. During the nine months ended September 30, 2018 the Company recorded $495,000 in interest expense including amortization of debt discount of $360,000.  During the three months ended September 30, 2017, the Company recorded $160,000 in interest expense including $115,000 in amortization of debt discount.  During the nine-month period ended September 30, 2017 the Company recorded $475,000 in interest expense including $339,000 in amortization of debt discount.

NOTE 5 – SOFTWARE

The Company invested in software for the CURA System during 2015. These assets are amortized over an estimated useful life of 3 years. Amortization expense recognized for the nine months ended September 30, 2018 and 2017 was $85,000 and $94,000 respectively. Amortization expense recognized for the three months ended September 30, 2018 and 2017 was $23,000 and $31,000 respectively.

The net value of capitalized software at September 30, 2018 and at December 31, 2017 was $17,000 and $102,000, respectively. Future amortization expense is expected to be $6,000 in 2018 and $11,000 in 2019.

NOTE 6 - PROPERTY AND EQUIPMENT

At September 30, 2018 and December 31, 2017 property and equipment consist of the following:

	September 30, 2018	December 31, 2017
Office equipment	$249,000	$249,000
Shop equipment	182,000	231,000
Leasehold improvements	253,000	253,000
	684,000	733,000
Less accumulated depreciation	(614,000)	(608,000)
Net property and equipment	$70,000	$125,000

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $38,000 and $42,000 respectively.   Depreciation expense for the three months ended September 30, 2018 and 2017 was $13,000 and $13,000, respectively.

NOTE 7- BUSINESS SEGMENTS

The Company has two operating business segments. The CURA business operates in the fatigue management industry and the Aegis business is focused in the power and hydraulic industry.

Segment information for the three months ended September 30, 2018 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$10,000	$-	$-	$10,000
Loss on Revenue	(17,000)	-	-	(17,000)
Total costs and expenses	1,976,000	206,000	338,000	2,520,000
Loss from operations	(1,993,000)	(206,000)	(338,000)	(2,537,000)
Non-operating expense	-	-	(271,000)	(271,000)
Net loss	$(1,993,000)	$(206,000)	$(609,000)	$(2,808,000)

Stock based compensation	$-	$8,000	$34,000	$42,000
Depreciation and amortization	$28,000	$5,000	$2,000	$35,000
Capital expenditures	$-	$-	$-	$-
Assets at September 30, 2018	$23,000	$60,000	$144,000	$227,000

Segment information for the nine months ended September 30, 2018 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$26,000	$-	$-	$26,000
Loss on revenue	(71,000)	-	-	(71,000)
Total costs and expenses	2,872,000	497,000	1,039,000	4,408,000
Loss from operations	(2,943,000)	(497,000)	(1,039,000)	(4,479,000)
Non-operating expense	-	-	(766,000)	(766,000)
Net loss	$(2,943,000)	$(497,000)	$(1,805,000)	$(5,245,000)

Stock based compensation	$(11,000)	$36,000	$54,000	$79,000
Depreciation and amortization	$102,000	$15,000	$6,000	$123,000
Capital expenditures	$-	$-	$-	$-
Assets at September 30, 2018	$23,000	$60,000	$144,000	$227,000

Segment information for the three months ended September 30, 2017 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$6,000	$-	$-	$6,000
Loss on Revenue	(31,000)	-	-	(31,000)
Total costs and expenses	381,000	134,000	358,000	873,000
Loss from operations	(412,000)	(134,000)	(358,000)	(904,000)
Non-operating expense	-	-	(204,000)	(204,000)
Net loss	$(412,000)	$(134,000)	$(562,000)	$(1,108,000)

Stock based compensation	$2,000	$2,000	$24,000	$28,000
Depreciation and amortization	$38,000	$4,000	$2,000	$44,000
Capital expenditures	$263,000	$14,000	$-	$277,000
Assets at September 30, 2017	$609,000	$80,000	$229,000	$918,000

Segment information for the nine months ended September 30, 2017 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$23,000	$-	$-	$23,000
Loss on revenue	(88,000)	-	-	(88,000)
Total costs and expenses	1,807,000	402,000	1,179,000	3,388,000
Loss from operations	(1,895,000)	(402,000)	(1,179,000)	(3,476,000)
Non-operating expense	-	-	(523,000)	(523,000)
Net loss	$(1,895,000)	$(402,000)	$(1,702,000)	$(3,999,000)

Stock based compensation	$80,000	$6,000	$74,000	$160,000
Depreciation and amortization	$113,000	$15,000	$8,000	$136,000
Capital expenditures	$372,000	$47,000	$-	$419,000
Assets at September 30, 2017	$609,000	$80,000	$229,000	$918,000

NOTE 8 - PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the nine months ended September 30, 2018 we issued 874,000 shares of common stock in connection with conversion notices received from a Series C, C-2 and C-3 preferred stockholders and warrant exercises.  The Company also issued 264,453 common shares at $0.25 per share in payment of interest on the Company's 2016 and 2017 Convertible Notes. During the nine months ended September 30, 2017, the Company issued 1,596,500 shares of common stock in connection with conversion notices received from convertible preferred stockholders.

Preferred Stock

Our certificate of incorporation permits the Company to issue up to 100,000,000 shares of $.01 par value preferred stock.

Class A Preferred Stock

At September 30, 2018 and December 31, 2017, there were 468,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 459,512 outstanding shares of Class A Preferred stock was $2,484,000 at September 30, 2018 and $2,346,000 at December 31, 2017.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred stockholders, Class A Preferred stockholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred stockholders’ liquidation preference was $2,484,000 and $2,346,000 at September 30, 2018 and December 31, 2017, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

Class B Preferred Stock

At September 30, 2018 and December 31, 2017, there were 67,500 outstanding shares of Class B Preferred stock. The value of dividends payable upon the conversion of the outstanding shares of Class B Preferred stock was $445,000 at September 30, 2018 and $420,000 at December 31, 2017.

In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred stockholders and our Class A Preferred stockholders, Class B Preferred stockholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred stockholders’ liquidation preference was $445,000 and $420,000 at September 30, 2018 and December 31, 2017, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

Series C Preferred Stock

At September 30, 2018 and December 31, 2017 respectively, there were 15,687,500 and 15,937,500 shares of Series C Preferred stock outstanding. The value of the Series C Preferred stockholders’ liquidation preference was $6,275,000 at September 30, 2018 and $6,375,000 at December 31, 2017.

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

Series C-2 Preferred Stock

At September 30, 2018 and December 31, 2017 respectively, there were 24,500,000 and 25,000,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred stockholders’ liquidation preference was $4,900,000 at September 30, 2018 and $5,000,000 as of December 31, 2017.

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

Series C-3 Preferred Stock

The Company issued the Series C-3 Voting Convertible Preferred Stock in a private placement transaction during 2016, generating net proceeds of $1,495,000 after related legal costs.  During the nine months ended September 30, 2018 and 2017 we issued 120,000 and 1,494,000 shares of common stock, respectively, in connection with conversion notices received from Series C-3 convertible preferred stockholders.

NOTE 9 - STOCK OPTIONS

2016 Stock Option Plan   At the 2016 Annual Meeting the stockholders approved the 2016 Stock Option Plan (the “2016 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2016 Plan: non-qualified stock options and incentive stock options.

2011 Stock Option Plan    In 2011, stockholders approved the 2011 Stock Option Plan (the “2011 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified stock options and incentive stock options.

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

During the nine months ended September 30, 2018, we granted a total of 1,517,500 stock options to employees and non-employee consultants. These included stock options granted at exercise prices ranging from $0.20 to $.35 per share, exercisable for 10 years that generally vest at a rate of 25% on each anniversary of the grant.

Summary   For the three months ended September 30, 2018 and 2017, cost related to stock option awards amounted to $42,000 and $28,000, respectively. For the nine months ended September 30, 2018 and 2017, cost related to stock option awards amounted to $79,000 and $160,000, respectively. During the nine months ended September 30, 2018, option expense was reduced by approximately $82,000 as a result of option forfeitures resulting from employee turnover during the period. There were no forfeitures, cancellations or option exercises during the nine-month period ended September 30, 2017.

As of September 30, 2018, there was approximately $325,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average of 1.1 years.

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2018 and 2017 was $0.27 and $0.76, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2018 and 2017 was approximately $347,000 and $97,000, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2018	2017
Expected term (years)	6.3	6.6
Expected forfeiture rate	0%	0%
Risk-free rate	2.9%	2.1%
Volatility	137%	130%
Dividend yield	0%	0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options as of September 30, 2018:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	9,682,000	$.54
Granted	1,517,500	.27
Exercised	-	-
Canceled or expired	(396,875)	.57

Outstanding at September 30, 2018	10,802,625	$.50	3.9	$127,000

Exercisable at September 30, 2018	6,754,750	$.59	3.0	$7,000

As of September 30, 2018, there were 10,802,625 stock options outstanding under the Company’s stock option plans, 6,754,750 of which were vested at that date; leaving 2,097,375 options available for future grant under the plans. As of September 30, 2018, the exercise prices of outstanding stock options ranged from $.22 per share to $1.58 per share.

NOTE 10 - WARRANTS

The following summarizes the activity of our outstanding warrants as of September 30, 2018:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value

Outstanding at January 1, 2018	5,214,836	$.57	(A)
Granted	1,900,871	.32
Exercised	(4,000)	.25
Canceled or expired	-	-

Outstanding at September 30, 2018	7,111,707	$.48	(A)	6.8	(B)	$73,000

Exercisable at September 30, 2018	6,486,707	$.46		6.3	(C)	$72,000

(A)	The weighted average exercise price for warrants outstanding as of September 30, 2018 and January 1, 2018 excludes 1,750,000 warrants in each period with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of September 30, 2018 and December 31, 2017 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of September 30, 2018, and December 31, 2017 excludes 118,500 warrants with no expiration date.

NOTE 11 - RELATED PARTY TRANSACTIONS

As of September 30, 2018, the Company issued $2,027,500 aggregate principal amount of senior convertible notes held by five members of its board of directors. The Company recorded $28,000 and $84,000 in interest expense in connection with these senior convertible notes for the three and nine month periods ended September 30, 2018, respectively.

The Company has $1,170,000 aggregate principal amount of senior convertible notes held by an investor that is deemed an affiliate through the ownership of the majority of our Series C and C-2 Preferred Stock. The Company recorded $17,000 and $52,000 in interest expense in connection with these senior convertible notes for the three and nine month periods ended September 30, 2018, respectively.

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership in which a Company director is associated. The Company recognized $98,000 and $81,000 respectively, in rent expense for the nine-month periods ended September 30, 2018 and 2017.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company issued 56,400 common shares at $0.25 per share in payment of interest to note holders of the Company's 2017 Convertible Notes.

July 2018 Convertible Notes

The Company issued $475,000 aggregate principal amount of JULY 2018 Notes and warrants to purchase 190,000 shares of common stock since September 30, 2018.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

The Company has created the CURA System to market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA System consists of the following capabilities:

●	real-time alertness monitoring utilizing the CURA app,
●	the Group Wellness Index and
●	the Z-Coach wellness program.

The Aegis hydraulic pump technology has been designed to bring to the marketplace a unique concept in hydraulic pumps and motors that will be:

●	smaller, lighter and significantly less expensive than conventional pumps and motors,
●	more efficient,
●	as reliable, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

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

CurAegis has engaged sleep study experts and neurologists to assist with the analysis and validation of our new technologies. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. Action taken upon a warning of a change in alertness will lead to a better and safer environment. The CURA system is designed to be a real-time alertness system that addresses sleep and fatigue management solutions. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters.  The Company has filed for patent protection for these inventions.

The CURA platform is designed to predict and detect a degradation of alertness in a user and reveal sleep and fatigue problems. The CURA platform was expanded during 2018 to support other wearable technology and has been designed to include an API (Application Programming Interface) to facilitate safety reporting for corporate customers. The CURA Platform will include:

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

The Company developed marketing and sales programs in support of the CURA app soft-launch that occurred in May 2018 and is now pursuing prospective customer orders. At this time, we cannot predict the duration of this initial cycle of the sales process and project the timing to close future sales.

The Company has invested in controlled clinical studies at the Sleep and Chronobiology Laboratory at the University of Colorado-Boulder and at the University of Rochester Medical Center. These studies have been used to validate our actigraphy data collection as well as calibrate our proprietary technologies and algorithms.

The Z-Coach tool is a critical component of the CURA platform and was created by highly respected fatigue management scientists. We acquired the Z-Coach tool in 2015. Z-Coach learning topics include: Risks and Costs of Fatigue, Fundamentals of Sleep, Fatigue Mitigation and Countermeasures. Z-Coach participants gain an awareness of the dangers inherent in the lack of sleep and learn to utilize lifestyle tools to make changes to improve their health, mood, productivity and safety. The Z-Coach modules have been designed for a range of industry professionals, including aviation, trucking and busing industry and for corporate workers. These Z-Coach modules are a key component to the CURA™ System.

Aegis Division: Hydraulic Pump

On May 4, 2018, the Company signed a Memorandum of Understanding (the "MOU") with a major hydraulics manufacturer to assess the Aegis pump/motor technology. This manufacturer visited the Company’s headquarters the week of September 24, 2018 to further evaluate our pump and motor technology. The result of these discussions was a verbal commitment to initiate negotiations on an agreement to form a relationship with the Company. The Company had not formalized the nature of this relationship at the time of this filing but will continue active discussions on this objective. The Company believes the Aegis pump/motor technology can significantly change the hydraulics industry in the future.

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

Our Aegis engineering team has completed a production prototype and is working to align the prototype capability with specific customer applications. The Company reached significant milestones in the design and testing of this production prototype in 2017 and 2018. Engineering testing, design and expansion of pump and motor functionalities is continuing.

We have invested in software, test equipment and personnel to enhance our development efforts of our hydraulic pump to improve the overall performance while maintaining the advantages we have in size and weight. We have built our own testing facility, which would have otherwise taken place at a third-party testing facility. Our engineer and design team has progressively made adjustments to the valve and piston technology and each change has resulted in an improvement in the measured efficiency of the pump. We have filed for patent protection for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process.

Results of Operations for the three months ended September 30, 2018 and 2017

Revenue, Cost of Revenue and Loss on Revenue

	For the three months ended September 30,		Variance Incr (decr)
	2018	2017
CURA Revenue	$10,000	$6,000	$4,000
Cost of Revenue	27,000	37,000	(10,000)
Loss on Revenue	$(17,000)	$(31,000)	$(14,000)

During the third quarter of 2018 sixteen Z-Coach Aviation subscriptions were sold to five customers. During the third quarter of 2017 thirty-six Z-Coach Aviation subscriptions were sold to three customers. Quarter-to-date revenue earned from the sales of the CURA app as of September 30, 2018 was $3,000. The Company did not have revenue from sales of CURA system units in the three months ended September 30, 2017.

As of September 30, 2018, and December 31, 2017, the Company has deferred revenue of $14,000 and $5,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The cost of revenue includes: software amortization and hosting fees incurred to provide the Z-Coach product to subscribers. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months.

The Z-Coach modules have been designed for a range of industry professionals, including aviation, trucking and busing industry and for corporate workers. Z-Coach provides fatigue safety training over a twelve-month subscription period. The user has unlimited access to this tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

Provision for inventory and asset impairment

The Company recorded a provision for the myCadian watch components and finished goods of $1,741,000 during the three month period ended September 30, 2018.  This inventory was sourced in 2017 from a third-party vendor engaged to manufacture and assemble the myCadian watch. The Company is currently offering the CURA app which does not require the use of the myCadian watch.  Management is developing an alternate CURA medical product that may use this inventory but this product offering has not been finalized or offered for sale.

The Company also recorded an asset impairment for $17,000 related to the write off of the book value of CURA capital assets that had been assigned a five year life upon acquisition.  This impairment loss reflects a shorter useful life on these assets as of September 30, 2018.

Engineering and development costs and expenses

	For the three months ended September 30,		Variance
	2018	2017	Incr (decr)
Wages and benefits	$161,000	$98,000	$63,000
Professional fees	36,000	4,000	32,000
Parts and shop supplies	45,000	73,000	(28,000)
Computer and software maintenance	9,000	16,000	(7,000)
Depreciation and amortization	11,000	11,000	-
Other costs and expenses	5,000	-	5,000
	267,000	202,000	65,000
Stock-based compensation	11,000	9,000	2,000
Total Engineering and Development	$278,000	$211,000	$67,000

The $67,000 increase in engineering and development costs is primarily attributed to wages and professional fees reflecting the advanced stage of development for the CURA and AEGIS products. As the Company gets closer to product commercialization and development milestones are achieved, the engineering efforts become more focused resulting in lower parts and shop supplies. The Company will continue to invest in the CURA and Aegis product development efforts during 2018.

The increase in stock compensation expense reflects 450,000 new options granted during the third quarter of 2018, there were no option grants in the third quarter of 2017.

General and administrative costs and expenses

	For the three months ended September 30,		Variance
	2018	2017	Incr (decr)
Wages and benefits	$276,000	$418,000	$(142,000)
Professional fees	80,000	111,000	(31,000)
Facilities and occupancy	35,000	40,000	(5,000)
Insurance	19,000	22,000	(3,000)
Conferences and travel	11,000	34,000	(23,000)
Computer expense	9,000	6,000	3,000
Marketing	10,000	-	10,000
Stockholder support	5,000	10,000	(5,000)
Depreciation and amortization	2,000	2,000	-
Other costs and expenses	6,000	-	6,000
	453,000	643,000	(190,000)
Stock-based compensation	31,000	19,000	12,000
Total General and Administrative	$484,000	$662,000	$(178,000)

The decrease of $178,000 in general and administrative expenses in the third quarter of 2018 compared to the prior year period is attributed primarily to employee turnover, reduced spending with professional advisors and reduced travel costs.  There were eleven employees in general and administrative functions at September 30, 2018 compared to fifteen at the same date in 2017.

Non-operating expense

	For the three months ended September 30,		Variance Incr (decr)
	2018	2017
Interest expense	$(271,000)	$(204,000)	$67,000
Other income	-	-	-
	$(271,000)	$(204,000)	$67,000

During the three months ended September 30, 2018, the Company recognized $112,000 in interest expense on the 6% convertible notes and $159,000 of amortization on debt discount classified as interest expense related to convertible notes. At September 30, 2018 and September 30, 2017, the Company had $8,486,000 and $4,626,000, respectively in convertible notes outstanding. (See Note 4.)

Net Loss for the three months ended September 30, 2018 and 2017

The net loss for the three months ended September 30, 2018 was $2,808,000, compared with a net loss in the three months ended September 30, 2017 of $1,108,000. The net loss attributable to common stockholders for the three months ended September 30, 2018 was $2,863,000 as compared to $1,170,000 for the three months ended September 30, 2017. The weighted average basic and diluted common shares outstanding amounted to 49,646,000 and 48,321,000 for each of the three months ended September 30, 2018 and 2017, respectively. Basic and diluted loss per common share for each of the three months ended September 30, 2018 and 2017 was $0.06 and $0.02.

Results of Operations for the nine months ended September 30, 2018 and 2017

Revenue, Cost of Revenue and Loss on Revenue

	For the nine months ended September 30,		Variance Incr (decr)
	2018	2017
CURA Revenue	$26,000	$23,000	$3,000
Cost of revenue	97,000	111,000	(14,000)
Loss on revenue	$(71,000)	$(88,000)	$(17,000)

The Company recorded $26,000 and $ 23,000 in revenue during the nine months ended September 30, 2018 and September 30,2017, respectively. Z-Coach sales aggregated $19,000 and CURA app and device sales aggregated $7,000 during the nine months ended September 30, 2018. During the nine months ended September 30, 2018, two hundred and six Z-Coach Aviation subscriptions were sold to nine customers. During the nine months ended September 30, 2017, one hundred and forty-seven Z-Coach Aviation subscriptions were sold to eight customers. As of September 30, 2018, and December 31, 2017, the Company has deferred revenue of $14,000 and $5,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $97,000 in cost of revenue during the nine-month period ended September 30, 2018 and $111,000 in the nine-month period ended September 30, 2017. The cost of revenue includes: (i) software amortization and hosting fees incurred to provide the Z-Coach product to subscribers and (ii) product costs incurred in the delivery of pilot programs shipped during the period related to the CURA system. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months.

The Z-Coach modules have been designed for a range of industry professionals, including aviation, trucking and busing industry and for corporate workers. Z-Coach provides fatigue safety training over a twelve-month subscription period. The user has unlimited access to this tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

Provision for inventory and asset impairment

The Company recorded a provision for the myCadian watch components and finished goods of $1,741,000 in the third quarter of 2018.  The Company is currently offering the CURA app which does not require the use of the myCadian watch.  Management is developing an alternate CURA medical product that may use this inventory but that product offering is not yet finalized and offered for sale.

Also during the third quarter of 2018, the Company recorded an asset impairment of $17,000 related to the write off of the net book value of capitalized assets that had been assigned a five year life upon acquisition.  The impairment life reflects a shorter useful life on these assets at September 30, 2018.

Engineering and development costs and expenses

	For the nine months ended September 30,		Variance
	2018	2017	Incr (decr)
Wages and benefits	$592,000	$595,000	$(3,000)
Professional fees	236,000	213,000	23,000
Parts and shop supplies	93,000	245,000	(152,000)
Computer and software maintenance	31,000	44,000	(13,000)
Depreciation and amortization	32,000	34,000	(2,000)
Other costs and expenses	10,000	15,000	(5,000)
	994,000	1,146,000	(152,000)
Stock-based compensation	18,000	25,000	(7,000)
Total Engineering and Development	$1,012,000	$1,171,000	$(159,000)

Engineering and development expenses decreased by $159,000 during the nine months ended September 30, 2018 compared to the comparable period in 2017. Non-cash stock-based compensation attributable to stock options during the period was $18,000, reflecting $66,000 in forfeitures related to employee turnover experienced during the period. The decrease in engineering and development costs is primarily attributed to decreased spending for parts and supplies which reflects the advanced stage of development for the CURA and AEGIS products. As the Company get closer to product commercialization and development milestones are achieved, the engineering efforts become more focused resulting in lower cost of wages and parts and shop supplies. The Company will continue to invest in the CURA and Aegis product development efforts during 2018.

General and administrative costs and expenses

	For the nine months ended September 30,		Variance
	2018	2017	Incr (decr)
Wages and benefits	$959,000	$1,230,000	$(271,000)
Professional fees	255,000	427,000	(172,000)
Facilities and occupancy	113,000	114,000	(1,000)
Insurance	65,000	59,000	6,000
Conferences and travel	35,000	104,000	(69,000)
Computer expense	29,000	35,000	(6,000)
Marketing Expense	30,000	2,000	28,000
Stockholder support	42,000	61,000	(19,000)
Depreciation and amortization	6,000	8,000	(2,000)
Other costs and expenses	43,000	42,000	1,000
	1,577,000	2,082,000	(505,000)
Stock-based compensation	61,000	135,000	(74,000)
Total General and Administrative	$1,638,000	$2,217,000	$(579,000)

The decrease of $579,000 in general and administration expenses for the nine month period ended September 30, 2018 reflects the reduction in headcount, reduction in cost of professional services, reduced travel, conferences and marketing brochures. There were eleven employees in general and administrative functions at September 30, 2018 compared to fifteen at the same date in 2017.

Non-operating Income and Expense

	For the nine months ended September 30,		Variance
	2018	2017	Incr (decr)
Interest expense	$(767,000)	$(525,000)	$242,000
Other income	1,000	2,000	(1,000)
	$(766,000)	$(523,000)	$243,000

During the nine months ended September 30, 2018, the Company recognized $319,000 in interest expense on the 6% convertible notes and $448,000 of amortization on debt discount classified as interest expense related to convertible notes. As of September 30, 2018, the company has $8,486,000 in debt outstanding that earns of 6% per annum compared to $4,626,000 at September 30, 2017.

Net Loss for the nine months ended September 30, 2018 and 2017

The net loss for the nine months ended September 30, 2018 was $5,245,000, compared with a net loss in the nine months ended September 30, 2017 of $3,999,000. The net loss attributable to common stockholders for the nine months ended September 30, 2018 was $5,408,000 as compared to $4,185,000 for the nine months ended September 30, 2017. The weighted average basic and diluted common shares outstanding amounted to 50,189,000 and 47,768,000 for each of the nine months ended September 30, 2018 and 2017, respectively. Basic and diluted loss per common share for each of the nine months ended September 30, 2018 and 2017 was $0.11 and $0.09.

Preferred stock dividends accrued totaled $163,000 in the nine months ended September 30, 2018 and $186,000 in September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, cash on-hand totaled $95,000, a net decrease of $99,000 since the beginning of the year. During the nine months ended September 30, 2018 we used $2,813,000 of cash in operating activities. A net loss of $5,245,000 was adjusted for $2,408,000 in non-cash expenses for inventory reserves, depreciation, amortization, stock-based compensation, and a non-cash charge for asset impairment during the period. There also were $24,000 in changes in working capital components during the nine-month period.  The decrease in cash used in operations in the nine months of 2018 compared to 2017 was driven by the change in net loss and total accounts payable and accrued liabilities from 2017 to 2018. In the nine months of 2017, the net loss of $3,999,000 was adjusted for $669,000 in non-cash expenses for depreciation, amortization and stock-based compensation and $293,000 in changes in components of working capital.

The Company did not invest in capitalized software and property and equipment in the nine months ended September 30, 2018 and invested $419,000 in capital investments in the nine months ended September 20, 2017.

During the nine months ended September 30, 2018, the Company generated $2,714,000 in net cash from financing activities resulting from the issuance of convertible notes and a warrant conversion. During the nine months ended September 30, 2017, the Company generated $1,627,000 in cash from financing activities from issuance of convertible notes and from the exercise of a common stock warrant.

Current Cash Outlook and Management Plans

As of September 30, 2018, we have cash on hand of $95,000, negative working capital of $1,869,000, a stockholders’ deficit of $7,688,000 and an accumulated deficit of $86,086,000. During nine months ended September 30, 2018 we raised $2,720,000 in gross proceeds through the issuance of convertible notes and warrants, the proceeds of which have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the twelve-month 2018 cash needs, based on its current development and product plans, will be approximately $4.0 million. As of September 30, 2018, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

Since inception, we have financed our operations by the sale of our securities and debt financings. We need to raise additional funds to meet our working capital needs, to fund expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. No assurance can be given that necessary funds will be available to us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve dilution to our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from additional sources of financing, we will have to delay or scale back our growth plans.

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

Critical Accounting Policies

Revenue Recognition

The Company has two sources of revenue: (i) from the sale of CURA platform products and (ii) from stand-alone Z-Coach subscriptions. Revenue from the sale of CURA products is recognized upon the shipment of myCadian devices to a customer and upon the company’s satisfaction of all performance obligations as described in customer agreements. The Z-Coach Program provides fatigue training over an annual subscription period of twelve months. The Z-Coach Program allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription, and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of September 30, 2018, and December 31, 2017, there were no accrued interest or penalties related to uncertain tax positions.

Stock-Based Compensation

FASB ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values on the grant date. The impact of forfeitures is recognized as incurred. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with FASB ASC 718-10. The Company adopted FASB ASC 718-10 during the third quarter of 2018.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of September 30, 2018, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have no significant changes in our internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2018 and thereafter, through the filing of this Form 10-Q, other than sales of securities previously reported on a Form 10-Q or Current Report on Form 8-K, the Company issued and sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

(a)	$225,000 aggregate principal amount of senior convertible promissory notes (the “2018 Convertible Notes”) and warrants to purchase 90,000 shares of common stock.
(b)	$975,000 aggregate principal amount of senior convertible promissory notes (the “JULY 2018 Convertible Notes”) and warrants to purchase 510,000 shares of common stock.
(c)	320,853 restricted common shares to holders of the Company's 2016 and 2017 Convertible Notes for accrued interest.
(d)	On November 1, 2018, the Company's board approved a resolution to extend the expiration date of a warrant agreement for 400,000 potential common shares, issued on October 15, 2010, to To The Point Consulting until October 14, 2025.

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
None.

101

The following materials from CurAegis Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2018 and 2017 (ii) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS TECHNOLOGIES, INC.
Dated: November 14, 2018	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

Dated: November 14, 2018	By:	/s/ Kathleen A. Browne
Kathleen A. Browne,
Chief Financial and Accounting Officer