Form 10-K
period 2018-12-31
CurAegis Technologies, Inc.
filed 2019-03-29
CIK 1063197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended DECEMBER 31, 2018

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $13,528,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 25, 2019: 50,400,545.

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

CURAEGIS TECHNOLOGIES, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance	44

Item 11. Executive Compensation	44

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44

Item 13. Certain Relationships and Related Transactions, and Director Independence	44

Item 14. Principal Accountant Fees and Services	44

PART IV

Item 15. Exhibits, Financial Statement Schedules	44

EXHIBIT INDEX	45

Exhibit 3.1
Exhibit 3.2
Exhibit 3.3
Exhibit 3.4
Exhibit 3.5
Exhibit 3.6
Exhibit 3.7
Exhibit 3.8
Exhibit 3.9
Exhibit 3.10
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 10.25
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 10.34
Exhibit 10.35
Exhibit 10.36
Exhibit 10.37
Exhibit 21
Exhibit 23.1
Exhibit 24
Exhibit 31.1
Exhibit 31.2
Exhibit 32

SIGNATURE PAGE	48

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

The Company develops and markets advanced technologies in the areas of safety, wellness and power. The Company is focused on the commercialization of a wellness and safety system (the CURA System) and a uniquely designed hydraulic pump that will be smaller, lighter, less expensive and more efficient than current technology. The Company has not had any significant revenue-producing operations.

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

CURA Division: the CURA™ System, and Z-Coach™ e-learning

The Company’s CURA division is developing a proprietary technology and related products designed to (i) measure the decrease in a person’s alertness and (ii) to train individuals on how to improve alertness levels. The CURA System will enable the user and third parties to anticipate and avert undesired or disastrous situations caused by the degradation of alertness. With the information provided from the CURA software analytics, employees can work with Z-Coach, our proprietary sleep training and education solution to correct sleep issues and improve overall wellness.

During 2018 the Company released an APP that utilizes the CURA algorithm with a Fitbit device with a consumer focus. The APP was further developed throughout 2018 to expand its reporting capabilities to other devices and to include an API for corporate users. The Company and third party users and testers have been happy with this system. The Company is scheduled to receive updated software for the APP and API early in 2019. We believe this will greatly improve the ease of use and the customer experience. We have also changed our pricing structure which we believe makes it much more attractive to potential customers.

CurAegis has engaged sleep study experts and neurologists to assist with the analysis and validation of our technologies. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. Action taken upon a warning of a change in alertness will lead to a better and safer environment. The CURA™ System is designed to be a real-time alertness system that addresses sleep and fatigue management solutions. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters.  The Company has filed for patent protection for these inventions.

The CURA platform is designed to predict and detect a degradation of alertness in a user and reveal sleep and fatigue problems. The CURA platform was expanded during 2018 to support other wearable technology and has been designed to include and API (Application Programming Interface) to facilitate safety reporting for corporate customers. The CURA platform will include:

●	a proprietary tool to guide users and third parties about the alertness of the wearer,
●	a risk assessment that identifies the degradation of alertness potentially affecting the wearer’s ability to perform tasks,
●	an assessment for wellness, alertness and sleep,
●	real-time reporting that distills complex data into actionable information on mobile and desktop platforms,
●	predictive reporting for a user to take action when alertness begins to wane, before fatigue becomes dangerous,
●	flexible settings to provide employers a customized tool within existing safety definitions and to create protocols for a unique environment, and
●	pricing that makes it affordable across a broad-based workforce.

The Company has invested in controlled clinical studies at the Sleep and Chronobiology Laboratory at the University of Boulder-Colorado and at the University of Rochester Medical Center. These studies have been used to calibrate our proprietary technologies and algorithms.

The Z-Coach tool is a key component of the CURA platform. We acquired Z-Coach in September 2015. Z-Coach learning topics include: Risks and Costs of Fatigue, Fundamentals of Sleep, Fatigue Mitigation and Countermeasures. Z-Coach participants gain an awareness of the dangers inherent in the lack of sleep and learn to utilize lifestyle tools to make changes to improve their health, mood, productivity and safety.

Aegis Division: Hydraulic Pump

During 2018 the Company initiated discussions with a major hydraulics manufacturer ("the Manufacturer") to evaluate our hydraulics technology.  After several productive discussions, the Manufacturer and the Company signed a Memorandum of Understanding ("the MOU") to evaluate an investment in the AEGIS technologies. The Company and the Manufacturer continued discussions through March 18, 2019 when it was determined that the parties had not been able to reach an agreement to proceed.  The Company intends to continue discussion with the Manufacturer but at the same time open discussions to other prospects. As of this date, the Company has initiated discussions with investment bankers and companies that we believe will be interested in the AEGIS technologies.  Management believes these are valuable assets and will prioritize receiving a fair price for them.

The development of the Aegis hydraulic pump has taken on added significance in light of emissions regulations for off road diesel engines. To help achieve these standards, companies are attempting to run diesel engines, and their hydraulic pumps, at lower rotational speeds. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in rotational speed. Among other advantages, the Aegis hydraulic pump technology allows a larger displacement pump to fit into the same or smaller footprint than that of existing pumps. This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

The Aegis engineering team has completed a production prototype and is working to align the prototype capability with specific customer applications. The Company achieved significant milestones in the design and testing of this prototype in 2017 and 2018. Engineering testing, design and expansion of pump and motor functionality is continuing.

We have invested in software, test equipment and personnel to enhance our development efforts of our hydraulic pump to improve performance while maintaining the advantages we have in weight and scale. We have built our own testing facility, which would have otherwise required third party testing fees and support. Our engineering and design team has progressively made adjustments to the valve and piston technology and these changes have resulted in improvement in the measured efficiency of the pump. We have filed for patent protection for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process.

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

We believe that the technologies we are developing have significant advantages relative to similar products manufactured in the worldwide wearable device and hydraulic device marketplaces. With respect to our mechanical device technologies, we believe that our development efforts represent a paradigm shift with respect to presently known technology. With respect to our wearable device technology, we believe that our development efforts are focused on a market that is seeking a better solution to predicting an individual’s level of alertness. Although we have not yet generated significant revenues from the commercialization of our technologies, we continue to focus our efforts toward those areas where we believe we can get to market quickly and successfully.

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

During 2018, the Company was granted two hardware technology patents associated with the CURA business. Both patent applications were initially filed as provisional patents in 2015. We have a number of patent applications in process in various countries including the United States, Australia, Canada, Europe, Japan, China, India and South Korea.

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

Engineering, Research and Development

For the years ended December 31, 2018 and 2017, the Company spent approximately $1,300,000 and $1,500,000, respectively on product engineering, design, development and testing on its technology and products.

Employees

As of December 31, 2018, we employed a total of 15 permanent and temporary employees, 6 of which are primarily devoted to engineering and development, and 9 focused on sales, marketing and administration. All of these individuals are employed in the U.S. None of our employees is represented by a labor union.

Executive Officers

Our executive officers as of December 31, 2018, were as follows:

Richard A. Kaplan, age 73, has served as chief executive officer and as a director since October, 2010. From 2000 to 2010, Mr. Kaplan was the chief executive officer of Pictometry International Corp., a visual information systems company that experienced exponential growth under his leadership. Previously, Mr. Kaplan led and developed a number of other successful businesses in industries including retail floor covering, advertising and marketing, computer software, real estate development and human resource development.

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

Keith E. Gleasman, age 71, is a co-founder of the Company and has served as president and as a director since the Company’s inception in September 1996. From 2005 to 2010 he held the title of chief technology officer. From 1985 to 1988, Mr. Gleasman was the vice president of sales for the Power Systems Division at Gleason Works.

Mr. Gleasman is a co-inventor on a notable number of the Company’s patents. His strengths include his extensive marketing and sales executive experience, in addition to his design and development knowledge. His particular expertise has been in the area of defining and demonstrating products to persons across all levels of the automotive industry, race crew members, educators and students. He has spent virtually his entire career involved with inventing and manufacturing new and creative mechanical components for the automotive industry, working closely with his father, Vernon E. Gleasman.

Mr. Gleasman earned his B.S. degree from Ashland University in Ashland, Ohio.

Kathleen A. Browne, age 63, has served as chief financial officer, corporate secretary and principal accounting officer since April 2015. From 2007 to 2015, Ms. Browne was the sole owner of a professional services and consulting business. Ms. Browne provided consulting services to the Company from April 2015 through August 2015 and joined the Company in September 2015. From 2007 to 2015 she served as chief financial officer in several development stage businesses including: U-Vend, Inc. and NaturalNano, Inc. Ms. Browne also served as the Controller and Chief Accountant for Paychex (2001-2004) and W. R. Grace (1996-2001). Ms. Browne spent thirteen years in public accounting with PricewaterhouseCoopers.

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

Our efforts to develop the CURA software platform, designed to measure a degradation of alertness in a person’s ability to perform a task or job, may not be technologically successful.   We have identified features including our CURA Score alertness monitoring, sleep tracking, manager dashboard interface, and Z-Coach fatigue management training.  We are working on software enhancements and refinements associated with these product features.

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

The Company is exposed to the potential of cyber security risks that could affect unauthorized access to our technology, product designs, testing and development as well as to our internal financial and operating systems.

The Company's products, services and systems used in internal communications and customer and third party interactions include the storage, processing and transmission of sensitive data. This can include intellectual property, proprietary and confidential data, and personnel information. A successful breach, employee malfeasance, or security access error could result in access to and potentially unauthorized disclosure, modification, misuse, loss or destruction of Company, customer, or other third party data or systems.  If such a breach were to occur, the Company would be at risk of loss of access to critical data or systems through ransomware, destructive attacks or other means, business delays, service and system disruptions or denials of service.

We have only recently entered into the fatigue management business and we cannot predict our future results from operations of that business.

We entered the fatigue management business in October 2014. We are continuing to develop and test our fatigue management product and consequently there are currently only nominal revenues from this line of business. Given our lack of operating history in this line of business, it is difficult to predict our future results. Investors should consider the risks and uncertainties that we have encountered and may continue to encounter as a pre-revenue-stage company in a new and unproven market. These uncertainties include:

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

We are in the process of developing and producing our products based on our present technology, and therefore we have not generated meaningful product sales. While we believe that we have a reasonable understanding of the approximate cost it will take to manufacture our products at varying production volumes, such costs are only estimated. Our business strategy assumes that our cost to manufacture our products will decrease as production volumes increase, but there can be no assurances that such cost savings will be realized at all or in the amounts that we assume. If we are unable to decrease our cost to manufacture as production volumes increase, we may not be as successful generating profit margins that we expect, which could adversely affect our financial condition or business.

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

Our future success depends upon the continued service of our management team and engineering staff who possess longstanding industry and first-hand knowledge of our technology designs, products and operations. The loss of any of our key employees could negatively impact our ability to pursue our growth strategy and conduct operations. Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future.

Future growth in our business could make it difficult to manage our resources.

If we are successful in executing our business plan, we will place a significant strain on our business operations, management, and financial resources. Significant growth in our business may require us to expand our production capabilities, improve our operational, financial and information systems, and to effectively grow and manage our employee base. There can be no assurance that we will be able to successfully manage such a substantial expansion of our business, including attracting and retaining qualified personnel. Any failure to properly manage our future growth could negatively impact our business and operating results.

We cannot predict our future capital needs and we may not be able to secure additional financing.

To date we have relied on sales of our equity securities and debt financing to finance our operations. We will need to raise additional funds in the future to fund our working capital needs, to fund the expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. We will require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings would involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

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

We may issue additional shares of capital stock in the future, which would cause dilution to all shareholders.

As of December 31, 2018, we are authorized to issue up to 400,000,000 shares of our Common Stock, of which a total of 145,149,000 shares are outstanding or are reserved for future issuance due to the exercise of outstanding stock options, warrants or the conversion of convertible debt or preferred stock. As of December 31, 2018, we have the authority to issue an additional 254,851,000 shares of Common Stock without obtaining shareholder approval.

We are authorized to issue up to 100,000,000 shares of our Preferred Stock, of which a total of 43,991,221 shares have been issued and are outstanding. As of December 31, 2018, our board has the authority to approve the issuance of an additional 56,008,779 shares of Preferred Stock subject to the approval of the holders of the outstanding Preferred Stock.

In the future, we may need to raise additional capital through the issuance of equity securities to finance our operations. Prior issuances of stock have resulted in substantial dilution to our shareholders, and such dilution will continue if we are required to finance our business with additional sales of our stock. Any issuance of additional shares of our Common Stock or Preferred Stock will dilute the percentage ownership interest of all shareholders and will dilute the book value per share of the Common Stock issuable upon conversion of the Shares.

The exercise of our outstanding options and warrants and conversion of our preferred stock may depress our stock price.

As of December 31, 2018, we had outstanding stock options and warrants to purchase an aggregate of approximately 18,410,000 shares of our Common Stock at exercise prices ranging from $0.20 to $5.00 per share. In addition, we had 44,714,000 shares of Preferred Stock (including the impact of accrued dividends) with stated values ranging from $0.20 to $0.50 per share, convertible into shares of our Common Stock at a 1:1 ratio. To the extent that these securities are converted into Common Stock, dilution to our shareholders will occur, which may result in a decrease in the market price of our Common Stock.

Certain investors in our equity securities have significant voting power over management and corporate transactions.

As of December 31, 2018, we have one principal shareholder who controls approximately 42% of our outstanding voting securities. This principal shareholder and one other together control approximately 47% of our outstanding voting securities. If these shareholders act together, they will be able to exert significant control over our management and affairs requiring shareholder approval, including approval of significant corporate transactions.

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

As part of our business strategy we plan to explore whether there are opportunities to realize potential value from our net operating loss carry-forwards (“NOL Strategy”). Our net operating loss carry-forwards permit us to apply our net operating losses from prior fiscal years to taxable income in future years in order to reduce our tax liability.  As we have incurred losses since our inception, we are unable to realize value from our net operating loss carry-forwards unless we become profitable, either through the commercialization of the products we are developing or through the acquisition of a profitable company. The success of a NOL Strategy will be predicated on maintaining the value of and utilizing all or substantially all of our net operating loss carry-forwards to offset future taxable income of our company or any acquired company. This strategy would be adversely affected if we are unable to realize value from, or otherwise preserve and utilize, our net operating loss carry-forwards, including for any of the following reasons, none of which we have explored or researched as of December 31, 2018:

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

Not Applicable.

Item 2.  PROPERTIES

We occupy a facility located at 1999 Mount Read Blvd., Rochester, New York. The facility consists of approximately 13,650 square feet with executive and engineering offices, conference rooms, manufacturing and assembly space, testing and lifts facilities. We currently occupy this space through a lease agreement. In April 2018, we extended our lease for an additional one-year term through May 31, 2019. The current rental rate is $6,825 per month ($81,900 per annum), for the remainder of the lease term. In addition, we are required to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. The lease agreement has an option to renew for two subsequent one year periods.

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

2018	High	Low
1st Quarter	$0.47	$0.25
2nd Quarter	$0.40	$0.20
3rd Quarter	$0.36	$0.10
4th Quarter	$0.49	$0.15

2017	High	Low
1st Quarter	$1.91	$0.64
2nd Quarter	$1.20	$0.67
3rd Quarter	$0.91	$0.52
4th Quarter	$0.74	$0.25

Holders of Common Stock

As of December 31, 2018, we had approximately 322 shareholders of record of our common stock. As of December 31, 2018, we had 50,364,549 common shares issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in col.)

Equity compensation plans approved by security holders	11,028,500	(1)	$0.49		1,871,500
Equity compensation plans not approved by security holders	1,223,000	(2)	$1.04	(3)	None
Total	12,251,500				1,871,500

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

Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued a total of $3,395,000 of convertible promissory notes and warrants to accredited investors during the year ended December 31, 2018. The convertible notes and warrants were offered and sold without registration under the Securities Act of 1933 pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offerings were made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. Subsequent to December 31, 2018 and up to the filing of this Form 10K, the Company issued an additional $400,000 of convertible notes.

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

The Company develops and markets advanced technologies in the areas of safety, wellness and power. The Company is focused on the commercialization of a wellness and safety system (the CURA System) and a uniquely designed hydraulic pump that will be smaller, lighter, less expensive and more efficient than current technology. The Company has not had significant revenue-producing operations.

The Company has created the CURA System to market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA System consists of the following capabilities:

●	real-time alertness monitoring,
●	the Group Wellness Index, and
●	the Z-Coach Wellness Program.

The Aegis hydraulic pump technology has been designed to bring to the marketplace a unique concept in hydraulic pumps and motors that will be:

●	smaller, lighter, and less expensive than conventional pumps and motors,
●	more efficient,
●	as reliable, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

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

CURA Division: the CURA System, and Z-Coach e-learning

The Company’s CURA division is developing a proprietary technology and related products designed to (i) measure the decrease in a person’s alertness and (ii) to train individuals on how to improve alertness levels. The CURA System will enable the user and third parties to anticipate and avert undesired or disastrous situations caused by the degradation of alertness. With the information provided from the CURA software analytics, employees can work with Z-Coach, our proprietary sleep training and education solution to correct sleep issues and improve overall wellness.

During 2018 the Company released an APP that utilizes the CURA algorithm with a Fitbit device with a consumer focus.  The APP was further developed throughout 2018 to expand its reporting capabilities to other devices and to include an API for corporate users. The Company and third party users and testers have been happy with this system.  The Company is scheduled to receive updated software for the APP and the API early in 2019.  We believe this will greatly improve the ease of use and the customer experience.  We have also changed our pricing structure which we believe makes it much more attractive to potential customers.

CurAegis has engaged sleep study experts and neurologists to assist with the analysis and validation of our technologies. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. Action taken upon a warning of a change in alertness will lead to a better and safer environment. The CURA System is designed to be a real-time alertness that addresses sleep and fatigue management solutions. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters.  The Company has filed for patent protection for these inventions.

The CURA platform is designed to predict and detect a degradation of alertness in a user and reveal sleep and fatigue problems. The CURA platform design was further expanded in 2018 in order to support other wearable technology.  The Company is currently developing software enhancements expected for offering in 2019 to include an API (Application Programming Interface) to facilitate safety reporting for corporate customers. The CURA platform will include:

●	a proprietary tool to guide users and third parties about the alertness of the wearer,
●	a risk assessment that identifies the degradation of alertness potentially affecting the wearer’s ability to perform tasks,
●	an assessment for wellness, alertness and sleep,
●	real-time reporting that distills complex data into actionable information on mobile and desktop platforms,
●	predictive reporting for a user to take action when alertness begins to wane, before fatigue becomes dangerous,
●	flexible settings to provide employers a customized tool within existing safety definitions and to create protocols for a unique environment, and
●	pricing that makes it affordable across a broad-based workforce.

The Company has invested in controlled clinical studies at the Sleep and Chronobiology Laboratory at the University of Boulder-Colorado and at the University of Rochester Medical Center. These studies have been used to calibrate our proprietary technologies and algorithms.

The Z-Coach tool is a key component of the CURA platform and was originally created by highly respected fatigue management scientists. We acquired Z-Coach in September 2015. Z-Coach learning topics include: Risks and Costs of Fatigue, Fundamentals of Sleep, Fatigue Mitigation and Countermeasures. Z-Coach participants gain an awareness of the dangers inherent in the lack of sleep and learn to utilize lifestyle tools to make changes to improve their health, mood, productivity and safety.

Aegis Division: Hydraulic Pump

During 2018 the Company initiated discussions with a major hydraulics manufacturer ("the Manufacturer") to evaluate our hydraulics technology.  After several productive discussions, the Manufacturer and the Company signed a Memorandum of Understanding ("the MOU") to evaluate an investment in the AEGIS technologies.  The Company and the Manufacturer continued discussions through March 18, 2019 when it was determined that the parties had not been able to reach an agreement to proceed.  The Company intends to continue discussions with the Manufacturer but at the same time open discussions with other prospects. As of this date, the Company has initiated discussions with investment bankers and companies that we believe will be interested in the AEGIS technologies.  Management believes these are valuable assets and will prioritize receiving a fair price for them.

The development of the Aegis hydraulic pump has taken on added significance in light of emissions regulations for off road diesel engines. To help achieve these standards, companies are attempting to run diesel engines, and their hydraulic pumps, at lower rotational speeds. This requires larger displacement hydraulic pumps to be installed to compensate for the decrease in rotational speed. Among other advantages, the Aegis hydraulic pump technology allows a larger displacement pump to fit into the same or smaller footprint than that of existing pumps. This enables manufacturers to keep the current equipment layout without the need for expensive modifications to accommodate larger hydraulic pumps.

The Aegis engineering team has completed a production prototype and is working to align the prototype capability with specific customer applications. The Company achieved significant milestones in the design and testing of this prototype in 2017 and 2018. Engineering testing, design and expansion of pump and motor functionality is continuing.

We have invested in software, test equipment and personnel to enhance our development efforts of our hydraulic pump to improve performance while maintaining the advantages we have in weight and scale. We have built our own testing facility, which would have otherwise required third party testing fees and support. Our engineering and design team has progressively made adjustments to the valve and piston technology and these changes have resulted in improvement in the measured efficiency of the pump. We have filed for patent protection for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process.

We will continue to design modifications to enhance the overall pump technology.

Results of Operations for the years ended December 31, 2018 and 2017

Revenue, Cost of Revenue and Loss on Revenue

	For the year ended December 31,		Variance
	2018	2017	Incr (decr)
Revenue	$37,000	$39,000	$(2,000)
Cost of revenue	110,000	161,000	(51,000)
Loss on revenue	$(73,000)	$(122,000)	$49,000

The Company recorded $37,000 in revenue during the year ended December 31, 2018. Revenue from Z-Coach stand-alone sales aggregated $26,000 and $28,000 for the years ended December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and December 31, 2017, the Company recognized $11,000 in revenue generated by sales of the CURA system.

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

During the year ended December 31, 2018, two hundred and twenty-six Z-Coach Aviation subscriptions were sold to nine customers resulting in total customer sales of $30,000. As of December 31, 2018, and December 31, 2017, the Company has deferred revenue of $9,000 and $5,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $110,000 and $161,000 in cost of revenue during the years ended December 31, 2018 and December 31, 2017, respectively. The cost of revenue includes software amortization and hosting fees incurred to provide the Z-Coach product to subscribers. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months.

Engineering and Development Costs and Expenses

	For the year ended December 31,		Variance
	2018	2017	Incr (decr)
Wages and benefits	$731,000	$849,000	$(118,000)
Professional fee and advisors	305,000	236,000	69,000
Parts and shop supplies	102,000	267,000	(165,000)
Computer and software maintenance	45,000	56,000	(11,000)
Depreciation and amortization	38,000	43,000	(5,000)
Other costs and expenses	11,000	18,000	(7,000)
	1,232,000	1,469,000	(237,000)
Stock based compensation	30,000	33,000	(3,000)
Total Engineering and Development	$1,262,000	$1,502,000	$(240,000)

Engineering and development expenses for the year ended December, 31, 2018 amounted to $1,262,000 as compared to $1,502,000 in the year ended December 31, 2017.   The decrease in wages and benefits, parts and shop supplies is a result of more focused engineering efforts as the Company gets closer to product commercialization. Engineering headcount was six and eleven professionals as of December 31, 2018 and 2017, respectively.

General and Administrative Costs and Expenses

	For the year ended December 31,		Variance
	2018	2017	Incr (decr)
Wages and benefits	$1,195,000	$1,564,000	$(369,000)
Professional fees and advisors	199,000	358,000	(159,000)
Facilities and occupancy	153,000	152,000	1,000
Patents	150,000	146,000	4,000
Insurance	87,000	76,000	11,000
Conferences and travel	44,000	118,000	(74,000)
Computer expense	37,000	45,000	(8,000)
Marketing expense	30,000	27,000	3,000
Shareholder support	53,000	67,000	(14,000)
Depreciation and amortization	8,000	10,000	(2,000)
Other costs and expenses	53,000	60,000	(7,000)
	2,009,000	2,623,000	(614,000)
Stock based compensation	150,000	126,000	24,000
Total General and Administrative	$2,159,000	$2,749,000	$(590,000)

General and administrative expense for the year ended December 31, 2018 amounted to $2,159,000 compared to $2,749,000 in the year ended December 31, 2017. The decrease of $590,000 of spending in 2018 is attributed to headcount decreases in our sales and operations teams and reduction in cost of professional fees and advisors. General and administrative headcount was nine and thirteen at December 31, 2018 and 2017, respectively.

Inventory reserve and Impairment Loss

During the year ended December 31, 2018 we recorded a $1,741,000 reserve for inventory on hand. This amount recognizes a reserve for the myCadian watch related components and finished goods on hand at September 30, 2018. During the year ended December 31, 2017 we had a reserve of $6,000 related to CURA products.

During the year ended December 31, 2018 we recorded an impairment charge of $17,000 on certain property and equipment. During the year ended December 31, 2017 we recorded an impairment charge of $357,000 reflecting the write off of previously capitalized software development costs associated with CURA software that was deemed non-recoverable upon future commercialization of the CURA system.

Other Income and Expense

	For the year ended December 31,		Variance
	2018	2017	Incr/Dcr
Interest expense	$(1,057,000)	$(765,000)	$292,000
Gain on debt extinguishment	-	70,000	(70,000)
Other income (expense)	1,000	2,000	(1,000)
	$(1,056,000)	$(693,000)	$363,000

During the year ended December 31, 2018, the Company recognized $1,057,000 in interest expense on the convertible notes including $627,000 of amortization on debt discount classified as interest expense related to convertible notes. As of December 31, 2018, the Company has $9,160,000 in face value of convertible notes outstanding compared to $5,825,000 as of December 31, 2017.

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

Net Loss for the years ended December 31, 2018 and 2017

The net loss for the year ended December 31, 2018 was $6,308,000, compared with a net loss in the year ended December 31, 2017 of $5,423,000. The net loss attributable to common stockholders for the year ended December 31, 2018 was $6,526,000 as compared to $5,671,000 for the year ended December 31, 2017. The weighted average basic and diluted common shares outstanding amounted to 49,781,000 and 48,032,000 for each of the years ended December 31, 2018 and 2017, respectively. Basic and diluted loss per common share for each of the years ended December 31, 2018 and 2017 were $0.13 and $0.12 respectively.

Preferred stock dividends of $218,000 and $248,000 were recorded in the years ended December 31, 2018 and December 31, 2017, respectively.

Liquidity and Capital Resources

As of December 31, 2018, cash totaled $53,000, a net decrease of $141,000 since the beginning of the year. During the year ended December 31, 2018 we used $3,530,000 of cash in operating activities. A net loss of $6,308,000 was adjusted for $2,784,000 in non-cash expenses for: depreciation, amortization, stock-based compensation, a gain on debt extinguishment, a loss on impairment and for a full reserve for inventory of $1,741,000. The Company reported $6,000 in changes in working capital components during the year ended December 31, 2018. During 2017, the Company recorded an impairment charge of $357,000 reflecting the write off of previously capitalized software development costs associated with CURA software that was deemed non-recoverable upon future commercialization of the CURA system.  An impairment charge of $17,000 was recorded in the year ended December 31, 2018 on certain property and equipment.  The decrease in cash used in operations in 2018 compared to 2017 was driven by non-cash expense incurred for the reserve of inventory.  In 2017, the net loss of $5,423,000 was adjusted for $1,161,000 in non-cash expenses for depreciation, amortization, impairment and stock-based compensation and $40,000 in changes in components of working capital.

The Company invested $0 and $420,000, respectively in capitalized software and property and equipment in the years ended December 31, 2018 and 2017.

During the year ended December 31, 2018, the Company generated net proceeds of $3,388,000 in cash from financing activities resulting from the issuance of convertible notes and a warrant conversion. During the year ended December 31, 2017, net proceeds of $2,835,000 were generated from the issuance of $2,825,000 in Convertible Notes and $10,000 in proceeds received upon the exercise of a common stock warrant.

Current Cash Outlook and Management Plans

As of December 31, 2018, we have cash on hand of $53,000, negative working capital of $1,948,000, a stockholders’ deficiency of $8,479,000 and an accumulated deficit of $87,149,000. During the year ended December 31, 2018 we raised $3,388,000 in net proceeds through the issuance of convertible notes and warrants. The proceeds from this private placement have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2019 cash needs will be $3 million to $3.5 million, based upon the cash used in operations in the fourth quarter of 2018. As of December 31, 2018, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

Since inception, we have financed our operations by the sale of our securities and debt financings. We need to raise additional funds to meet our working capital needs, to fund expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings will involve dilution to our shareholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from additional sources of financing, we will have to delay or scale back our growth plans.

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

Critical Accounting Policies

Revenue Recognition

The Company has two sources of revenue: (i) from the sale of CURA products and (ii) from stand-alone Z-Coach subscriptions. Revenue from the sale of CURA system is recognized upon the shipment of myCadian products to a customer and upon the Company’s satisfaction of all performance obligations as described in customer agreements. The Z-Coach Program provides fatigue training over an annual subscription period of twelve months. The Z-Coach Program allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription, and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of December 31, 2018, and December 31, 2017, there were no accrued interest or penalties related to uncertain tax positions.

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

Quarterly Fluctuations

Since we are currently focused on developing our technologies for commercialization and we have not yet engaged in significant revenue producing operations, we do not have any meaningful quarterly fluctuations that impact our financial performance.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include information otherwise required by this Item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CURAEGIS TECHNOLOGIES, INC.
Contents
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CurAegis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CurAegis Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017 the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements presented fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's  ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company’s auditor since 2011.

Buffalo, New York

March 28, 2019

CURAEGIS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$53,000	$194,000
Accounts receivable	-	8,000
Inventory (net)	-	1,744,000
Prepaid expenses and other current assets	25,000	27,000
Total current assets	78,000	1,973,000

Software (net)	10,000	102,000
Property and equipment (net)	62,000	125,000
Total non-current assets	72,000	227,000

Total Assets	$150,000	$2,200,000

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current Liabilities:
Accounts payable	$323,000	$167,000
Liability for inventory held at vendor	1,462,000	1,678,000
Other current liabilities	75,000	110,000
Accrued interest	166,000	87,000
Total current liabilities	2,026,000	2,042,000

Non-current lease obligation	-	3,000
Senior convertible notes (net)	6,603,000	3,563,000
Total Liabilities	8,629,000	5,608,000

Commitments and other matters (Note 14)	-	-

Stockholders' (Deficiency):
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C, voting, convertible, no dividend, shares issued and outstanding at December 31, 2018 and 2017: 15,687,500 and 15,937,500, respectively	157,000	159,000
Series C-2, voting, convertible, no dividend, shares issued and outstanding at December 31, 2018 and 2017: 24,500,000 and 25,000,000, respectively	245,000	250,000
Series C-3, voting, convertible, no dividend, shares issued and outstanding at December 31, 2018 and 2017: 3,268,000 and 3,388,000, respectively	33,000	34,000
Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at December 31, 2018 and 2017: 468,221 and 468,221, respectively	5,000	5,000
Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at December 31, 2018 and 2017: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at December 31, 2018 and 2017: 50,364,549 and 48,979,546, respectively	504,000	490,000
Additional paid-in capital	77,725,000	76,494,000
Accumulated deficit	(87,149,000)	(80,841,000)
Total Stockholders' (Deficiency)	(8,479,000)	(3,408,000)

Total Liabilities and Stockholders' (Deficiency)	$150,000	$2,200,000

See notes to consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	Year Ended December 31, 2017

Revenue and costs:
CURA revenue	$37,000	$39,000
Cost of revenue	110,000	161,000
Loss on revenue	(73,000)	(122,000)

Costs and expenses:
Inventory reserve	1,741,000	-
Impairment loss	17,000	357,000
Engineering and development	1,262,000	1,502,000
General and administrative	2,159,000	2,749,000

Total costs and expenses	5,179,000	4,608,000

Loss from operations	(5,252,000)	(4,730,000)

Interest expense	(1,057,000)	(765,000)
Gain on extinguishment of debt	-	70,000
Other income	1,000	2,000
	(1,056,000)	(693,000)

Loss before income taxes	(6,308,000)	(5,423,000)
Income taxes	-	-
Net loss	(6,308,000)	(5,423,000)

Preferred stock dividends	218,000	248,000
Net loss attributable to common stockholders	$(6,526,000)	$(5,671,000)

Net loss per share attributable to common stockholders
Basic and Diluted	$(0.13)	$(0.12)

Weighted average number of shares of common stock
Basic and Diluted	49,781,000	48,032,000

See notes to consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)

	Class C Preferred Stock		Class C-2 Preferred Stock		Class C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at January 1, 2017	16,000,000	$160,000	25,000,000	$250,000	5,022,000	$50,000	543,221	$5,000	67,500	$1,000	47,066,765	$470,000	$76,065,000	$(75,418,000)	$1,583,000

Conversion Preferred A to common shares							(75,000)				75,000	1,000			1,000
Preferred A dividends paid in common shares											101,281	1,000	(1,000)
Conversion Preferred C to common shares	(62,500)	(1,000)									62,500	1,000
Conversion Preferred C3 to common shares					(1,634,000)	(16,000)					1,634,000	16,000
Exercise common stock warrant											40,000	1,000	9,000		10,000
Stock-based compensation													159,000		159,000
Issuance of warrants with convertible note													262,000		262,000
Net Loss														(5,423,000)	(5,423,000)

Balance at December 31, 2017	15,937,500	159,000	25,000,000	250,000	3,388,000	34,000	468,221	5,000	67,500	1,000	48,979,546	490,000	76,494,000	(80,841,000)	(3,408,000)

Conversion Preferred C shares to common shares	(250,000)	(2,000)									250,000	2,000
			(500,000)	(5,000)							500,000	5,000
Conversion Preferred C3 shares to common shares					(120,000)	(1,000)					120,000	1,000
Exercise common stock warrant											4,000	1,000	1,000		2,000
Stock-based compensation													180,000		180,000
Issuance warrants with convertible note													557,000		557,000
Beneficial conversion feature on convertible note													369,000		369,000
Common shares issued for interest											320,853	3,000	77,000		80,000
Common shares issued upon note conversions											190,150	2,000	47,000		49,000
Net Loss														(6,308,000)	(6,308,000)

Balance at December 31, 2018	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,364,549	$504,000	$77,725,000	$(87,149,000)	$(8,479,000)

See notes to consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities:
Net loss	$(6,308,000)	$(5,423,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,000	180,000
Amortization of discount reported as interest	627,000	535,000
Stock-based compensation	180,000	159,000
Inventory reserve	1,741,000	-
Impairment loss	17,000	357,000
Interest paid in shares	81,000	-
Gain on extinguishment of debt	-	(70,000)

Changes in working capital items:
Accounts receivable	8,000	2,000
Inventory	-	(1,720,000)
Prepaid expenses and other current assets	2,000	21,000
Accounts payable and other current liabilities	(16,000)	1,737,000
Net cash used in operating activities	(3,530,000)	(4,222,000)

Cash flows from investing activities:
Purchase of software, property and equipment	-	(420,000)
Net cash used in investing activities	-	(420,000)

Cash flows from financing activities:
Proceeds from issuance of senior convertible note (net)	3,388,000	2,817,000
Proceeds from exercise of common stock warrant	1,000	10,000
Repayment of capital lease obligation	-	-
Net cash provided by financing activities	3,389,000	2,827,000

Net (decrease) in cash	(141,000)	(1,815,000)
Cash at beginning of year	194,000	2,009,000
Cash at end of year	$53,000	$194,000

Supplemental Disclosures:
Cash used for payment of interest expense	$271,000	$172,000
Debt discount related to warrants and beneficial conversion feature	$933,000	$262,000
Common shares issued in payment of interest expense	$80,000	$-
Common shares issued upon conversion of debt	$49,000	$-
Conversion of preferred shares to common	$8,000	$18,000
Conversion of preferred dividends to common	$-	$405,000

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

The Company develops and markets advanced technologies in the areas of safety, wellness and power. The Company is focused on the commercialization of a wellness and safety system (the CURA System) and a uniquely designed hydraulic pump that will be smaller, lighter, less expensive and more efficient than current technology. The Company has not had any significant revenue-producing operations.

The Company has created the CURA System to market products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA System consists of the following capabilities:

●	real-time alertness utilizing the CURA app,
●	the Group Wellness Index and
●	the Z-Coach wellness program.

The Aegis hydraulic pump technology has been designed to bring to the marketplace a unique concept in hydraulic pumps and motors that will be:

●	smaller, lighter and less expensive than conventional pumps and motors,
●	more efficient,
●	as reliable, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

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

Current Cash Outlook and Management Plans

As of December 31, 2018, we have cash on hand of $53,000, negative working capital of $1,948,000, a stockholders’ deficiency of $8,479,000 and an accumulated deficiency of $87,149,000. During the year ended December 31, 2018 we raised $3,388,000 in net proceeds through the issuance of convertible notes and warrants. The proceeds from this private placement has been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2019 cash needs will be $3 million to $3.5 million, based upon the cash used in operations in the fourth quarter of 2018. As of December 31, 2018, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

Since inception, we have financed our operations by the sale of our securities and debt financings. We need to raise additional funds to meet our working capital needs, to fund expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings will involve dilution to our shareholders or may require that we relinquish rights to certain of our technologies or products. In addition, we will experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from additional sources of financing, we will have to delay or scale back our growth plans.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned). As of December 31, 2018, each of the subsidiaries is non-operational.

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

Inventory: Inventory is stated at the lower of cost or net realizable value with cost determined under the average cost method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. Inventory on hand at December 31, 2018 has been fully reserved reflecting a reserve of $1,747,000. As of December 31, 2017, the Company had a reserve of $6,000 for inventory on hand.

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  The allowance for doubtful accounts was zero at December 31, 2018 and December 31, 2017.

Software, Property and Equipment: Capitalized software, property and equipment are stated at cost. Estimated useful lives are as follows:

Software (in years)		3
Office equipment (in years)	5	-	7
Leasehold improvements	lesser of useful life or lease term

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and significant repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and software amortization expense for the years ended December 31, 2018 and 2017 amounted to $138,000 and $180,000, respectively.

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

During the year ended December 31, 2018 we recorded an impairment charge of $17,000 on certain property and equipment. During the year ended December 31, 2017 we recorded an impairment charge $357,000 reflecting the write off of previously capitalized software development costs associated with CURA software that was deemed non-recoverable upon future commercialization of the CURA system.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at December 31, 2018 and 2017. The carrying amount of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The carrying amount of capital lease obligations approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms. The senior convertible notes can be converted into common stock with an underlying value of $6,134,000 as of December 31, 2018 based on the trading price on December 31, 2018.

Revenue Recognition and Deferred Revenue: On January 1, 2018, the Company adopted FASB ASC 606, "Revenue from Contracts with Customers" and all related amendments for all contracts using the modified retrospective method.  There was no impact upon the adoption of FASB ASC 606. The Company has determined that the adoption of this standard did not require a cumulative effect adjustment. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For contracts where performance obligations are satisfied at a point in time, the Company recognizes revenue when the product is shipped to the customer. For contracts where the performance obligation is satisfied over time, as in the Z-Coach sales, the Company recognizes revenue over the subscription period.  Revenue from the sale of the Company's products is recognized net of cash discounts, sales returns and allowances. The Company has two sources of revenue: (i) from the sale of CURA System products and (ii) from stand-alone Z-Coach subscriptions.

The Company's net revenue is derived primarily from domestic customers.  For the year ended December 31, 2018 net revenue from products transferred over time amounted to $26,000 and net revenue from products transferred at a point in time amounted to $11,000. One customer accounted for 78% of total Z-Coach subscription sales made during the year ended December 31, 2018. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

CURA revenue is recognized (a) upon receipt of payment at the point of sale of the CURA app, (b) upon the delivery of myCadian products and (c) upon the company’s satisfaction of all performance obligations as described in customer agreements. The Z-Coach Program provides fatigue training over an annual subscription period of twelve months. The Z-Coach Program allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription, and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue. Two customers accounted for 93% of CURA product sales in 2018.

Engineering and Development and Patents: Engineering and development costs and patent expenses are charged to operations as incurred. Engineering and development include personnel-related costs, materials and supplies, depreciation and consulting services. Patent costs for the years ended December 31, 2018 and 2017 amounted to $150,000 and $146,000, respectively, and are included in general and administrative expenses.

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

During 2018, the Company adopted FASB ASU 2018-07, “Equity-Based Payments to Non-Employees,” which requires all share-based payments to non-employees, including grants of stock options, to be recognized in the consolidated financial statements as expense generally over the service period of the consulting arrangement or as performance conditions are expected to be met. FASB ASC 718-20 requires that modifications of the terms or conditions of equity awards be treated as an exchange of the original award for a new award.  Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. The Company utilized a modified retrospective approach effective as of January 1, 2018 in the adoption of this accounting guidance which resulted in a reduction of $10,000 in stock compensation expense previously recorded costs for options outstanding to non-employees.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of December 31, 2018, and December 31, 2017, there were no accrued interest or penalties related to uncertain tax positions.

In 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)", which identified areas for simplification as well as certain classifications on the statement of cash flows. The Company adopted this standard in the first quarter of 2017 which resulted in the recognition of a gross deferred tax asset of $1,684,000 and an offsetting decrease in the same amount due to the uncertain realization of the underlying tax benefits.  There was no impact to the Company's accumulated deficit as a result of adopting this accounting standard.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2018 and 2017, we excluded 94,784,206 and 80,288,000 potential common shares, respectively, relating to convertible preferred stock, convertible notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at December 31, 2018 and 2017 as the conditions for their vesting are not time-based.

Recent Accounting Pronouncements:  On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases,” a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize in its balance sheet assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset will be recognized related to the right to use the underlying asset and a liability will be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and requires modified retrospective adoption, with early adoption permitted. The Company measured the present value of future lease costs on December 31, 2018 at $224,000 which is the estimated impact upon the adoption of this standard on our consolidated financial statements and related disclosures.

NOTE 3 – INVENTORY AND RELATED VENDOR LIABILITY

The Company had the following inventory held at our manufacturing vendor and on hand as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Raw materials	$1,678,000	$1,681,000
Finished goods	69,000	69,000
	1,747,000	1,750,000
Less: Reserve	(1,747,000)	(6,000)
Inventory (net)	$-	$1,744,000

Liability for inventory held at vendor	$1,462,000	$1,678,000

During 2017, the Company initiated a purchase order with a third-party vendor to manufacture and assemble the myCadian watch. In connection with this agreement, the Company agreed to a cancellation charge for products purchased on behalf of the Company in the instance that the purchase order is subsequently modified, delayed or cancelled. At December 31, 2018, the Company has $1,678,000 in inventory and components purchased by the vendor on our behalf and a related liability of $1,462,000 for amounts payable in connection with this agreement.

During the third quarter of 2018, the Company recorded an additional reserve of $1,741,000 in connection with a review of inventory on-hand.  This recognizes a reserve for myCadian related components and finished goods on hand at that date. Management will continue to evaluate this reserve in future reporting periods.

NOTE 4 - SENIOR CONVERTIBLE NOTES AND WARRANTS

At December 31, 2018, the Company had $9,160,000 in convertible notes outstanding which have been presented net of unamortized debt discounts of $2,557,000, resulting in a carrying value of $6,603,000. As of December 31, 2017, the Company had $5,825,000 in convertible notes outstanding, presented net of unamortized debt discounts of $2,262,000 resulting in a carrying value of $3,563,000. Scheduled maturities on the Company's convertible notes are:  none in the twelve month period ending December 31, 2019 and 2020, $2,990,000 in 2021, $2,775,000 in 2022 and $3,395,000 in 2023.

As of December 31, 2018, the Company had outstanding $2,252,500 in convertible notes payable to six of our directors and $1,170,000 in convertible notes payable to an investor that is deemed an affiliate.

	Total	JULY 2018 Convertible Notes	2018 Convertible Notes	2017 6% Convertible Notes	2016 6% Convertible Notes
Face value December 31, 2017	$5,825,000	$-	$-	$2,825,000	$3,000,000
Notes issued in 2018 (gross)	3,395,000	1,175,000	625,000	1,595,000	-
Notes converted in 2018	(60,000)	-	-	(50,000)	(10,000)
Face value December 31, 2018	$9,160,000	$1,175,000	$625,000	$4,370,000	$2,990,000

Debt discount December 31, 2017	$(2,262,000)	$-	$-	$(261,000)	$(2,001,000)
Debt discount on notes issued 2018	(933,000)	(380,000)	(250,000)	(303,000)	-
Amortization of discount reported as interest	627,000	20,000	19,000	105,000	483,000
Debt converted in 2018 (net)	11,000	-	-	3,000	8,000
Debt discount December 31, 2018	$(2,557,000)	$(360,000)	$(231,000)	$(456,000)	$(1,510,000)

Senior Convertible Notes (net)	$6,603,000	$815,000	$394,000	$3,914,000	$1,480,000

JULY 2018 Convertible Notes

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

During the year ended December 31, 2018, the Company issued $1,175,000 face value of JULY 2018 Convertible Notes and granted 590,000 warrants with an exercise price of $0.25 per share and 10-year terms. The Company incurred approximately $3,000 in legal costs in connection with the issuance of the 2018 convertible notes. In accordance with FASB ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30), these debt issuance costs have been presented as a direct deduction from the carrying amount of the Convertible Note liability and reflected as a component of debt discount which is amortized and included in interest expense over the five-year term of the JULY 2018 Convertible Notes.

The Company allocated $380,000 of the proceeds from the JULY 2018 Convertible Notes to debt discount based on the computed fair value of the warrants and the debt issuance costs on the date of investment.  During the year ended December 31, 2018, the Company recorded $20,000 in interest expense which reflects the amortization of debt discount.

2018 Convertible Notes

On May 8, 2018, the board of directors authorized the issuance of up to $1 million in non-interest bearing Senior Convertible Promissory Notes and Warrants (the “2018 Convertible Notes”) in connection with the May 8, 2018 Securities Purchase Agreement (the “2018 SPA”). The 2018 Convertible Notes have five-year maturity. On July 19, 2018, the Company’s board approved a resolution to complete this offering. As of July 19, 2018, investments received on the 2018 SPA totaled $625,000 and included the issuance of 460,000 common stock warrants.

The conversion rate of the notes was fixed at $0.25 per share as determined at the close of business on May 8, 2018. Investors in this offering were granted warrants to purchase warrants equal to 10% or 25% of the number of shares issuable upon the conversion of the notes based upon the amount of their investment The warrants have a fixed exercise price of $0.25 and a ten-year term from the date of issuance. The notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933 as amended (the "Securities Act") and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

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

During the year ended December 31, 2018 the Company recorded $19,000 in interest expense which reflects the amortization of debt discount.

2017 Convertible Notes

The board of directors authorized the issuance of up to $5 million in 6% Senior Convertible Promissory Notes and Warrants (the “2017 Convertible Notes”) in connection with the May 31, 2017 Securities Purchase Agreement (as amended, the “2017 SPA”). On July 19, 2018, the Company’s board approved a resolution to complete this offering. Total investments received on the 2017 SPA totaled $4,420,000 and included the issuance of 2,307,207 common stock warrants.

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

The conversion rate of the notes was originally fixed at $0.50 per share as determined at the close of business on May 31, 2017 and subsequently modified on November 30, 2017 to $0.333 per share. The warrants also were originally issued with a fixed exercise price of $0.50 and a ten-year term from the date of issuance. The conversion price for the warrants was also modified on November 30, 2017 to $0.333 per share. In connection with this amendment, $2,450,000 of face value notes were re-issued, in the fourth quarter of 2017, to reflect the reduction of the conversion price and warrant exercise prices to $0.333 per share. The amendment and reissuance of these 2017 Convertible Notes was accounted for as an extinguishment and re-issuance of the replacement notes and warrants in 2017.

The 2017 Convertible Notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

The Company issued $1,595,000 in 2017 Convertible Notes during the year ended December 31, 2018 representing 4,789,790 potential common stock shares and 1,120,871 warrants. The Company allocated $303,000 of the proceeds received to debt discount based on the computed fair value of the warrants issued and the beneficial conversion feature.

During the year ended December 31, 2018, the Company recorded $355,000 in interest expense including $105,000 of amortization of debt discount. During the year ended December 31, 2017, the Company recorded $128,000 in interest expense including $79,000 of amortization of debt discount.

2016 Convertible Notes

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

During the year ended December 31, 2018, the Company recorded $664,000 in interest expense including amortization of debt discount of $483,000. During the year ended December 31, 2017 the Company recorded $636,000 in interest expense including amortization of debt discount of $456,000.

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

NOTE 6 - SOFTWARE

The Company investments in software for the CURA are amortized over an estimated useful life of 3 years. Amortization expense recognized for the years ended December 31, 2018 and 2017 was $92,000 and $125,000, respectively. The net value of capitalized software at December 31, 2018 and 2017 was $10,000 and $102,000, respectively. Future amortization expense is expected to be $10,000 in 2019.

During the year ended December 31, 2017 the Company recorded an impairment charge of $357,000 reflecting the write off of previously capitalized software development costs associated with CURA software that was deemed non-recoverable upon future commercialization of the CURA system.

NOTE 7 - PROPERTY AND EQUIPMENT

At December 31, 2018 and 2017 property and equipment consist of the following:

	December 31, 2018	December 31, 2017
Office equipment	$249,000	$249,000
Shop equipment	182,000	231,000
Leasehold improvements	253,000	253,000
	684,000	733,000
Less accumulated depreciation	(622,000)	(608,000)
Net property and equipment	$62,000	$125,000

Depreciation expense for the years ended December 31, 2018 and 2017 was $46,000 and $55,000 respectively.

NOTE 8 - BUSINESS SEGMENTS

The Company has two operating business segments. The CURA business operates in the fatigue management industry and the Aegis business is focused in the power and hydraulic industry.

Segment information for the year ended December 31, 2018 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$37,000	$-	$-	$37,000
Loss on revenue	73,000	-	-	73,000
Inventory reserve	1,741,000	-	-	1,741,000
Impairment loss	17,000	-	-	17,000
Total costs and expenses	1,324,000	658,000	1,439,000	3,421,000
Loss from operations	3,082,000	658,000	1,439,000	5,179,000
Other expense	-	-	1,056,000	1,056,000
Net loss	$3,155,000	$658,000	$2,495,000	$6,308,000

Stock based compensation	$1,000	$44,000	$135,000	$180,000
Depreciation and amortization	$110,000	$20,000	$8,000	$138,000
Capital expenditures	$-	$-	$-	$-
Assets at December 31, 2018	$15,000	$54,000	$81,000	$150,000

Segment information for the year ended December 31, 2017 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$39,000	$-	$-	$39,000
Loss on revenue	122,000	-	-	122,000
Impairment loss	357,000	-	-	357,000
Total costs and expenses	2,608,000	516,000	1,484,000	4,608,000
Loss from operations	2,730,000	516,000	1,484,000	4,730,000
Other expense (income)	-	-	693,000	693,000
Net loss	$2,730,000	$516,000	$2,177,000	$5,423,000

Stock based compensation	$55,000	$7,000	$97,000	$159,000
Depreciation and amortization	$150,000	$18,000	$12,000	$180,000
Capital expenditures	$373,000	$47,000	$-	$420,000
Assets at December 31, 2017	$1,894,000	$75,000	$231,000	$2,200,000

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

The provision (benefit) for income taxes for the years ended December 31, 2018 and 2017 is summarized below:

	2018	2017
Current tax expense (benefit):
Federal	$-	$-
State	-	-

Deferred tax expense (benefit):
Federal	1,093,000	5,418,000
State	252,000	127,000
Change in valuation allowance	(1,345,000)	(5,545,000)
Provision for income tax	$-	$-

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations for each of the years ended December 31, 2017 and 2018 is attributable to the following:

	2018	2017
Income tax benefit at federal statutory rate	$(1,325,000)	$(1,846,000)
State income tax (benefit), net of federal taxes	(199,000)	(84,000)
Non-deductible debt discount	132,000	182,000
Expiration of warrants	-	221,000
Change in tax rate	-	6,869,000
Other	47,000	35,000
Increase (decrease) in valuation allowance	1,345,000	(5,545,000)
Provision for income taxes	$-	$-

The deferred tax asset at December 31, 2018 and 2017 consists of the following:

	2018	2017
Deferred income tax assets:
Net operating loss carryforwards	$3,044,000	$2,604,000
Deferred startup costs	10,787,000	9,853,000
Stock-based compensation	1,302,000	1,294,000
Other	117,000	153,000
	15,250,000	13,904,000
Less: Valuation allowance	(15,250,000)	(13,904,000)
Net deferred tax asset	$-	$-

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. During the year ended December 31, 2017, the federal corporate tax rate was changed to a flat 21%. The effect of this change is reported in income during the year ended December 31, 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) elimination of the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) changing rules related to usage and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017; (4) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries for tax years beginning after December 31, 2017; and (5) implementing a territorial tax system and imposing a transition toll tax on deemed repatriated earnings of foreign subsidiaries.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. As of December 31, 2018, we have completed the accounting for the tax effects of the Act.

The deferred U.S. income tax expense for 2017 primarily represents a one-time, non-cash expense of $6,869,000 relating to the revaluation of deferred tax assets offset by a reduction of the valuation allowance in an equal amount. This resulted in a net zero effect on the provision for income tax.

The Tax Act limits net operating loss deductions to 80% of taxpayer’s taxable income (determined without regard to the NOL deduction) for losses arising in tax years beginning after 2017. This limitation on the amount of taxable income that can be offset with NOL carryforwards may cause the Company to be unable to realize the deferred tax asset despite sufficient taxable temporary differences in the carryforward period. The net operating loss reported for tax year 2018, $1,309,000, is subject to this NOL limitation.

At December 31, 2018, we have approximately $11,896,000 and $11,187,000 of adjusted federal net operating loss carryforwards and New York State net operating loss carryforwards, respectively, to offset future taxable income. These net operating losses begin expiring in 2023 through 2037. Beginning with tax years starting after December 31, 2018, NOL’s created can be carried forward indefinitely, however they can only be utilized in any given year, up to 80% of taxable income in that year. In addition, we have $200,000 of research and development tax credits carryforwards to offset future tax. These credits expire in 2037. Furthermore, from the date of inception through 2018, we have accumulated approximately $41,690,000 of adjusted deferred startup costs. Start-up costs will be amortized over a 15-year period beginning in the year we begin an active trade or business, with the exception of a nominal portion of these costs related to the sale of CURA software currently being amortized. We have provided a full valuation allowance on the net deferred tax assets due to uncertainty of realization through future earnings.

The amortization period for a nominal portion of the startup expenses, $273,000, under IRC Section 195 began in 2018 because the active trade or business related to those startup expenses commenced. The Company received revenue in 2018 for the sale of subscription software services and demos of the CURA watch. An inventory reserve was booked in 2018 for obsolete and slow-moving inventory based on changes in customer demand, technology developments and other economic factors. A full reserve was recorded for all watches held in stock and the Company is no longer pursuing sales of this product. The Company expects CURA software sales will continue to be a component of the Company’s business. An election was made in 2018 to begin to amortize the IRC Section 195 costs related to the CURA software’s original cost, and modifications, which the Company is currently reselling. The remaining Section 195 costs will be amortized over a 15-year period beginning in the year the Company begins as an active trade or business.

Effective January 1, 2017, the Company adopted FASB ASU 2016-09, "Compensation - Stock Compensation" (Topic 718): Improvement to Employee Share Based Payment Accounting. As a result of the adoption, the Company recognized a gross deferred tax asset of $1,684,000 and a corresponding equal and offsetting uncertain tax benefit in the same amount resulting in no net deferred tax asset recognition. The uncertain tax benefits included in the tabular reconciliation relate to this deferred tax asset.

Based upon the change in ownership rules under Section 382 of the Internal Revenue Code of 1986, if a company issues common stock or other equity instruments convertible into common shares which result in an ownership change exceeding a 50% limitation threshold over a rolling three-year timeframe as imposed by that Section, all of that company’s net operating loss carryforwards may be significantly limited as to the amount of use in any particular year. Utilization of the NOL carryforwards may be subject to an annual limitation in the case of sufficient equity ownership changes under Section 382 of the tax law, or the NOL's may expire unutilized.

Reconciliations of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Balance as of January 1	$1,112,000	$1,684,000
Reductions based on enacted change in tax rates	-	(572,000)
Balance as of December 31	$1,112,000	$1,112,000

Tax years that remain subject to examination for our major tax jurisdictions include the years ended December 31, 2015 through December 31, 2018. NOL's generated in previous years may also be subject to examination.

NOTE 10 - PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the year ended December 31, 2018, the Company issued 874,000 shares of common stock in connection with conversion notices received from various preferred shareholders and warrant exercises. The company issued 320,853 shares at $0.25 per share in payment of interest on the Company’s 2016 and 2017 Convertible Notes. The company also issued 190,150 common shares at $0.25 per share to note holders that initiated conversion of their debt.

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

During the year ended December 31, 2017, the Company issued 75,000 shares of common stock in connection with conversion notices received from one Series A convertible preferred shareholder. In addition, the company issued an additional 101,281 in common shares attributed to dividends earned on the converted shares. No Class A Preferred Stock was converted in 2018.

At December 31, 2018, there were 468,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 468,221 outstanding shares of Class A Preferred stock amounted to approximately $2,530,000 and $2,346,000 at December 31, 2018 and 2017, respectively.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $2,530,000 and $2,346,000 at December 31, 2018 and 2017, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

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

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. For the years ended December 31, 2018 and 2017, we settled no Class B Preferred dividends.

At December 31, 2018, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $454,000. In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders and our Class A Preferred shareholders, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $454,000 and $420,000 at December 31, 2018 and 2017, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

During the years ended December 31, 2018 and 2017, Series C Preferred shareholders converted 250,000 and 62,500 shares, respectively of Series C Preferred into common stock. At December 31, 2018 and 2017, there were 15,687,500 and 15,937,500, respectively, shares of Series C Preferred stock outstanding. The value of the Series C Preferred shareholders’ liquidation preference was $6,275,000 and $6,375,000 at December 31, 2018 and 2017, respectively.

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

During 2018, Series C-2 Preferred shareholders converted 500,000 of Series C-2 Preferred into common stock. At December 31, 2018 and 2017, there were 24,500,000 and 25,000,000 shares of Preferred C-2 stock outstanding, respectively. The value of the Series C-2 Preferred shareholders’ liquidation preference was $4,900,000 and $5,000,000 at December 31, 2018 and 2017 respectively.

In connection with the issuance of the Series C-2 Preferred Shares, the Company entered into an Investors’ Rights Agreement on September 23, 2011 (the “Investors’ Rights Agreement”). Pursuant to the Investors’ Rights Agreement, the Company granted registration rights to the investors covering Common Stock issued on the conversion of the Preferred Shares or exercise of the Warrants or other shares issued in connection with the Transaction (the “Underlying Shares”). The registration rights are triggered when the Company is eligible to utilize Form S-3, and until such time as (i) the Company is sold, (ii) dissolved, or (iii) the Underlying Shares are eligible for resale without restriction in a three-month period under Rule 144. Investors holding shares for sale to receive at least $500,000 in gross proceeds have the right to make the demand up to one time in any such twelve-month period. The Investors’ Rights Agreement also contains a right of first offer for the future issuance of any equity securities of the Company.

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

During the year ended December 31, 2018, the Company issued 120,000 shares of common stock in connection with conversion notices received from various Series C-3 convertible preferred shareholders. During the year ended December 31, 2017, the Company issued 1,634,000 shares of common stock in connection with conversion notices received from various Series C-3 convertible preferred shareholders.

NOTE 11 - STOCK OPTIONS

2016 Stock Option Plan   The shareholders approved the 2016 Stock Option Plan (the “2016 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2016 Plan: non-qualified stock options and incentive stock options. As of December 31, 2018, 1,220,000 options have been granted under this plan.

2011 Stock Option Plan    The shareholders approved the 2011 Stock Option Plan (the “2011 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified stock options and incentive stock options.

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

During the year ended December 31, 2018, we granted a total of 1,787,500 stock options to employees and non-employee board members. These included stock options granted at exercise prices ranging from $0.23 to $0.35 per share, exercisable for 10 years that vest ratably over employee service periods of three to four years from the date of grant.

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

Summary   For the years ended December 31, 2018 and 2017, compensation cost related to stock option awards amounted to $180,000 and $159,000, respectively. As of December 31, 2018, there was approximately $297,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average of 1.1 years.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2018 and 2017 was $0.23 and $0.76, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2018 and 2017 was approximately $412,000 and $173,000, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2018	2017
Expected term (years)	5.4	6.6
Expected forfeiture rate	0%	0%
Risk-free rate	2.8%	2.1%
Volatility	137%	130%
Dividend yield	0.0%	0.0%

The average risk-free interest rate is based on the U.S. Treasury Security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the years ended December 31, 2018 and 2017:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at January 1, 2017	9,447,000	$0.53	4.8	$2,016,000
Granted	235,000	0.76
Exercised	-	-
Canceled or expired	-	-

Outstanding at December 31, 2017	9,682,000	0.54	3.9	$114,000
Granted	1,787,500	0.27
Exercised	-	-
Canceled or expired	441,000	0.54

Outstanding at December 31, 2018	11,028,500	$0.49	3.8	$94,000

Exercisable at December 31, 2018	7,012,250	$0.58	2.9	$1,000

During the year ended December 31, 2018, no options were exercised, and 441,000 options were cancelled or expired unexercised. No options were exercised, cancelled or expired unexercised during the year ended December 31, 2017. As of December 31, 2018, there were 2,908,500 stock options outstanding under the 2011 Plan, 1,992,250 of which were vested at that date; leaving 91,500 options available for future grant under the 2011 Plan. Also as of December 31, 2018, there were 1,220,000 stock options outstanding under the 2016 Plan, 270,000 of which were vested at that date; leaving 1,780,000 options available for future grant under the 2016 Plan.

As of December 31, 2018, the exercise prices of all outstanding stock options ranged from $.22 per share to $1.58 per share.

NOTE 12 - WARRANTS

The following summarizes the activity of our outstanding warrants for the years ended December 31, 2018 and 2017:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value

Outstanding at January 1, 2017	4,218,500	$0.95	(A)	6.1	(B)	$874,000
Granted	1,186,336	0.33
Exercised	(40,000)	0.20
Canceled or expired	(150,000)	5.00

Outstanding at December 31, 2017	5,214,836	0.57	(A)	6.5	(B)	$103,000
Granted	2,170,871	0.29
Exercised	(4,000)	0.25
Canceled or expired	-	-

Outstanding at December 31, 2018	7,381,707	$0.46	(A)	7.0	(B)	$39,000

Exercisable at December 31, 2018	6,756,707	$0.45		6.5	(C)	$39,000

(A)	The weighted average exercise price for warrants outstanding as of December 31, 2018 and 2017 excludes 1,750,000 warrants in each period with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of December 31, 2018 and 2017 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of December 31, 2018, and 2017 excludes 118,500 warrants with no expiration date.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of December 31, 2018, the Company issued $2,252,500 aggregate principal amount of senior convertible Notes held by six members of our board of directors representing 7,888,378 potential shares of common stock and 1,239,285 in warrants. As of December 31, 2018 accrued interest payable to these board members was $33,000.

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. (See Note 14.)

NOTE 14 — COMMITMENTS AND OTHER MATTERS

Leases

We occupy a leased facility for our corporate headquarters building, located in Rochester, New York, which consists of both executive offices and manufacturing space. The facility is owned by a partnership in which a Company director is associated. The current rental rate is $6,825 per month ($81,900 per annum) for the remainder of the current lease term. In addition, we are required to pay a proportionate share of yearly real estate taxes and yearly common area operating costs. The lease agreement matures in May 2019 and has an option to renew for two subsequent one-year periods.

Rent expense for each of the years ended December 31, 2018 and 2017 was approximately $80,000. Rent payments required under the extended lease term for the year ending December 31, 2019 amount to approximately $34,000.

401(k) Retirement Benefit Plan: The Company has a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at management’s discretion, authorize an employer contribution based on a portion of the employees' contributions.  At the present time, the Company does not provide for an employer match. During 2018 and 2017, we incurred administrative expenses of approximately $2,000 in each year related to the 401(k) plan.

NOTE 15- SUBSEQUENT EVENTS

JULY 2018 Convertible Notes

Subsequent to December 31, 2018, the Company issued $450,000 in new JULY 2018 Convertible Notes and 330,000 warrants.

Related Party Note date January 23, 2019

On January 23, 2019, the Company entered into a $100,000 unsecured subordinated promissory note with Richard A. Kaplan, the Company's Chief Executive Officer and a director of the Company. The note has a 90 day term and an interest rate of 6%.

Common shares Issued in Payment of Interest Expense

Subsequent to December 31, 2018, the Company issued 35,996 shares of common stock representing $9,000 in payment of interest to noteholders.

Director Resignation

On March 27, 2019, Asher Flaum notified the Company's board of directors of his intention to resign from the board of directors and from all committees thereof, effective at 8:00 am (Eastern time) on March 27, 2019.  Mr. Flaum's decision to resign was not due to any disagreement with the Company on any matter relating to the operations, policies (including accounting or financial policies) or practices of the Company.  The Company expresses its appreciation for Mr. Flaum's service as a member of the board of directors.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Richard A. Kaplan, our chief executive officer and Kathleen A. Browne our principal accounting officer, as of December 31, 2018, has informed the board of directors that, based upon their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-K), such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management (including the chief executive officer) as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections or any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The audit committee of our board of directors meets with our independent registered public accounting firm and management periodically to discuss internal control over financial reporting, auditing and financial reporting matters. The audit committee reviews with our independent registered public accountants the scope and the results of the audit effort. The audit committee’s report can be found in the definitive proxy statement issued in connection with the Company’s 2019 annual meeting of shareholders.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 “Internal Control—Integrated Framework”. Based upon its assessment, management concluded that as of December 31, 2018 internal control over financial reporting is effective.

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

Item 9B.   OTHER INFORMATION

  Director Resignation

On March 27, 2019, Asher Flaum notified the Company's board of directors of his intention to resign from the board of directors and from all committees thereof, effective at 8:00 a.m. (Eastern time) on March 27, 2019.  Mr. Flaum's decision to resign was not due to any disagreement with the Company on any matter relating to the operations, policies (including accounting or financial) or practices of the Company.  The Company expresses its appreciation for Mr. Flaum's service as a member of the board of directors.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2019 annual meeting of shareholders. Information regarding our Executive Officers is found in Part I, Item 1 of this report.

Item 11. EXECUTIVE COMPENSATION

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2019 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2019 annual meeting of shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2019 annual meeting of shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference to the Proxy Statement to be filed in connection with the 2019 annual meeting of shareholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of and incorporated by reference into this annual report:

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

10.30	Amendment No.4 to Securities Purchase Agreement, made as of March 27, 2018 among the Company and each purchaser executing a signature page thereto, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2018.

10.31	Securities Purchase Agreement dated May 18, 2018, by and between CurAegis Technologies, Inc. and the investors listed therein, incorporated by reference to Exhibit 4.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13,2018.

10.32	Form of Convertible Promissory Note, incorporated by reference to Exhibit 4.2 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2018.

10.33	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2018.

10.34	Securities Purchase Agreement dated July 24, 2018, by and between CurAegis Technologies, Inc. and the investors listed therein, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2018.

10.35	Form of Convertible Promissory Note, incorporated by reference to Exhibit 10.2 to CurAegis Technologies, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2018.

10.36	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.3 to CurAegis Technologies, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2018.

10.37	Unsecured Subordinated Promissory Note Agreement dated January 23, 2019 by CurAegis Technologies, Inc. for the benefit of Richard A. Kaplan, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019.

21	Subsidiaries of the registrant
Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on the signature page to this report)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Accounting Officer

32	Section 1350 Certification of Chief Executive Officer and Principal Accounting Officer

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase

* Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS, INC.
Dated: March 28, 2019	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

Dated: March 28, 2019	By:	/s/ Kathleen A. Browne
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

Dated: March 28, 2019	By:	/s/ Richard A. Kaplan Richard A. Kaplan, Chief Executive Officer and Director

Dated: March 28, 2019	By:	/s/ Kathleen A. Browne Kathleen A. Browne Chief Financial and Accounting Officer

Dated: March 28, 2019	By:	/s/ Keith E. Gleasman Keith E. Gleasman, President and Director

Dated: March 28, 2019	By:	/s/ Thomas F. Bonadio Thomas F. Bonadio, Director

Dated: March 28, 2019	By:	/s/ William W. Destler William W. Destler, Director

Dated: March 28, 2019	By:	/s/ Lance Drummond Lance Drummond, Director

Dated: March 28, 2019	By:	/s/ John W. Heinricy John W. Heinricy, Director

Dated: March 28, 2019	By:	/s/ Thomas J. Labus Thomas J. Labus, Director

Dated: March 28, 2019	By:	/s/ Charles N. Mills Charles N. Mills, Director

Dated: March 28, 2019	By:	/s/ E. Philip Saunders E. Philip Saunders, Director

Dated: March 28, 2019	By:	/s/ Gary A. Siconolfi Gary A. Siconolfi, Director