Form 10-K/A
period 2018-12-31
CurAegis Technologies, Inc.
filed 2019-04-30
CIK 1063197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 29, 2019: 50,434,901.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A (“Amendment No.1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 ("Original Filing"), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2019 (“Original Filing Date”).

The Registrant is filing this Amendment No.1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was originally filed on March 29, 2019 (the “Original Form 10-K”) to include all of the Part III information required by applicable rules and regulations of the SEC. Our definitive proxy statement for our 2019 Annual Meeting of Shareholders will not be filed within 120 days after the end of our fiscal year ended December 31, 2018; therefore, we are filing this Form 10-K/A to provide the incorporated information within the required time period.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), Part III, items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No.1 does not amend, modify or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect any events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No.1 also contains new certifications to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No.1 and this Amendment No.1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3,4 and 5 of the certifications have been omitted.

Unless expressly indicated or the context requires otherwise, the terms “the Company”, “we”, “our”, and “us” in this document refer to CurAegis Technologies, Inc. (“CurAegis”), a New York corporation.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors are elected to serve until the next annual meeting of shareholders and until his successor shall have been duly elected and qualified. Certain information with respect to our directors is presented below.

Richard A. Kaplan, age 73, has served as chief executive officer and as a director since October 2010. From 2000 to 2010, Mr. Kaplan was the chief executive officer of Pictometry International Corp., a visual information systems company that experienced exponential growth under his leadership. Previously, Mr. Kaplan led and developed a number of other successful businesses in industries including retail floor covering, advertising and marketing, computer software, real estate development and human resource development.

Mr. Kaplan currently is on the board of Viggi Corporation. He has been very active in the community in academic institutions and charitable organizations, including present roles on the Board of Trustees at Rochester Institute of Technology, Nazareth College and the University of Rochester Medical Center as well as directorships at Venture Creations (an RIT business incubator), Camp Good Days and Special Times, Rochester’s Child, Rochester Broadway Theatre League, George Eastman House, and the Center for Governmental Research.

Mr. Kaplan’s business success and contributions within the community have been recognized by multiple awards, including the prestigious Herbert W. Vanden Brul Entrepreneurial Award presented by RIT’s E. Philip Saunders College of Business in April 2007. Mr. Kaplan was designated the “Businessperson of the Year” in 2007. In 2012, he was inducted into the Rochester Business Hall of Fame. Mr. Kaplan has an extensive background in economics, accounting, management and executive leadership. He is regularly sought out by startups, universities and other organizations for which he has provided private consulting and guest lecturing on marketing, economics and organizational development. He attended Rochester Institute of Technology and the University of Buffalo where he majored in accounting and minored in economics.

Keith E. Gleasman, age 71, is a co-founder of the Company and has served as president and as a director since the Company’s inception on September 1996. From 2010 to 2016, he served as the vice president of marketing. From 2005 to 2010 he also held the title of chief technology officer. From 1985-1988, Mr. Gleasman was the vice president of sales for the Power Systems Division of Gleason Works.

Mr. Gleasman is a co-inventor on a notable number of the Company’s patents. His strengths include his marketing and sales executive experience, in addition to his design and development knowledge. His particular expertise has been in the area of defining and demonstrating products to persons within all levels of the automotive industry, race crew members, educators and students. He has spent virtually his entire career involved with inventing and manufacturing new and creative mechanical components for the automotive industry, working closely with his father, Vernon E. Gleasman. Mr. Gleasman earned his B.S. degree from Ashland University in Ashland, Ohio.

Gary A. Siconolfi, age 67, has served as a director since October 2002, and has been the Company’s board chair since 2005. Since 1995, Mr. Siconolfi has been the sole owner of his own commercial real estate business. Mr. Siconolfi acted as an advisor to the Company from 1999 through 2002, at which time he joined the board. From 1984 to 1995, he was the owner and president of Panorama Dodge, Inc., Penfield, New York and from 1989 to 1995 he was the owner and president of Panorama Collision, Inc., East Rochester, New York, where he started and managed a highly successful auto/truck dealership and collision business. Prior to opening the dealership and collision business, Mr. Siconolfi acquired extensive knowledge in the automotive industry, working in sales, sales management and general management at various automotive businesses. He has completed more than 100 programs sponsored by Chrysler Corporation, Ford Motor Company and General Motors in fields such as management, sales management, sales, customer relations, human resources and service training, and he has earned numerous awards given by these companies.

Thomas F. Bonadio, age 69, has served as a director since November 2010. Mr. Bonadio serves as the CEO and Managing Partner of the Bonadio Group. After graduation from St. John Fisher College in 1971, Mr. Bonadio spent seven years with Arthur Andersen & Co. in Rochester, New York. In 1978, he started the Bonadio Group, which now is the largest CPA firm in New York state (outside of Manhattan) and the 40th largest in the United States. Current annual revenue of approximately $120 million, with more than 750 employees. Each year since 1988, the Bonadio Group has been named a Rochester Top 100 growth company by the Rochester Business Journal.

Mr. Bonadio is chairman of the CurAegis Audit Committee. He also serves on multiple private and public boards. In addition to other community activities, he has been active in many community organizations and not-for-profit boards. He has also served as a member of the Monroe County Jobs Creation Task Force and the St. John Fisher Alumni Activities Committee. He is a past chairman of the Board of Trustees of St. John Fisher College. Mr. Bonadio serves as a member of the Board of Directors of Paychex Inc. and is a member of that company’s Audit Committee; and he heads the audit committees of Royal Oak Realty Trust (formerly Buckingham Properties Group) and previously served as the head of the Audit Committee of Conceptus, Inc. a NASDAQ listed public entity.

Mr. Bonadio’s success and contributions within the community have been recognized by multiple awards, including: the prestigious Herbert W. Vanden Brul Award presented by the Rochester Institute of Technology in 2016; Managing Partner Elite by Accounting Today in 2013, the Rochester Business Hall of Fame in 2010, Businessperson of the Year in 2009 by the Rochester Chamber of Commerce, and in 1990, the Accounting Alumnus of the Year Award from St. John Fisher College.  Recently, Mr. Bonadio was honored as a Rochester Business Journal business ICON.

Mr. Bonadio is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Bonadio has a B.B.A. degree in accounting and an Honorary Doctorate from St. John Fisher College. He was certified as a CPA in 1973.

William W. Destler, age 72, has served as a director since September 2009. Dr. Destler was president of Rochester Institute of Technology from July 1, 2007 to June 30, 2017. He was the ninth president in the university's 182-year history. Prior to RIT, he was senior vice president for academic affairs and provost of the University of Maryland at College Park, where he rose from the ranks of research associate and assistant professor of electrical engineering to senior vice president and provost. At Maryland, he also served as electrical engineering department chair, dean of the A. James Clark School of Engineering, interim vice president for university advancement, vice president for research, and dean of the graduate school.

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

Lance Drummond, age 64, Lance Drummond has served as a director since December 2018. Mr. Drummond is currently a board member for Federal Home Loan Mortgage Corporation (Freddie Mac) where he has served on the Audit Committee and Nominations and Governance Committee since 2015. He is a board member for United Community Bank Inc. since 2018, where he serves on the Risk Committee, Nominating and Governance Committee and Compensation Committee. He is also a member of the Public Board of Governors or the Financial Industry Regulatory Authority (FINRA).

Mr. Drummond earned a Bachelor’s degree in Business Management from Boston University, a Master’s degree in Business Administration from the Simon Business School at the University of Rochester and a Master’s degree in Management Science from MIT. Mr. Drummond received the MIT Sloan Fellowship in 1994 and the Aspen Institute’s Henry Crown Fellowship in 1998.

Mr. Drummond’s professional experience includes: twenty-six years at Eastman Kodak Company in a variety of technology and general management positions including as Chief Operating Officer for the Kodak’s professional products division, Bank of America where he served as Service and Fulfillment Operations executive for Global Technology and Operations and Digital Channels executive for the Consumer Banking Division. At Fiserv, he was Executive Vice President of Human Resources and Shared Services. Prior to retiring from TD Canada Trust, he was Executive Vice President of Operations and Technology.

John W. Heinricy, age 71, has served as a director since November 2010. Since 2008, he has served as president of Heinrocket Inc., an international automotive consulting firm specializing in vehicle testing and development, high-performance driver training, race car development, vehicle forensics and expert witness. He is also on the board of the National Corvette Museum Motorsports Park and was elected to the National Corvette Museum Hall of Fame in 2014. From 2001 to 2008, Mr. Heinricy was the director of High-Performance Vehicle Operations in General Motor’s Performance Division, responsible for the planning, development, testing, and execution of all the performance versions of GM vehicles, from the Cobalt SS to the Cadillac CTS-V. Mr. Heinricy began his career at General Motors in 1970 and worked in various leadership positions, including vehicle development manager for the Corvette platform, the head of vehicle integration engineering for the Corvette, and chief engineer for the Camaro and Firebird.

Mr. Heinricy is also a legendary race-car driver. Mr. Heinricy has raced Corvettes, Camaros, and Pontiac Firebirds professionally since 1984, driving in over 240 professional races, including thirty-five 24-hour races, has won 4 Professional Driver Championships, 13 SCCA National Championships, has set 3 FIA world speed records and was a 2001 President’s Cup recipient. In the summer of 2010, he won six out of six SCCA races, driving a C-5 Corvette equipped with CurAegis’s IsoTorque® differential.

He earned his BSME degree from South Dakota School of Mines and Technology University and his MBA degree from Michigan State Advanced Management Program.

Thomas J. Labus, age 73, has served as a director since December 2012. Since 2012, Mr. Labus has served as the president of SCIRE Corporation, an engineering consulting firm specializing in hydraulics. From 1991 through 2012, Mr. Labus held an appointment as a Professor of Mechanical Engineering at the Milwaukee School of Engineering (MSOE) from which he recently retired. At MSOE, Mr. Labus was instrumental in developing a fluid power option in the mechanical engineering technology program, and in developing long-term industrial partnerships with companies such as Caterpillar and John Deere in the field of advanced fluid power technologies. Additionally, he taught in the Master of Engineering program at MSOE in the areas of mechanical engineering and fluid power.

Mr. Labus is nationally known as one of the foremost experts in hydraulics, with additional background in fluid mechanics, high-pressure engineering, actuation/controls systems, pneumatics, materials evaluation, and mechanical design and analysis. With over forty-eight years of experience, he has a wealth of knowledge on both the technology and the market in the hydraulics industry.

He earned his BS degree from Purdue University in Aeronautical Engineering and his MS degree from the University of Illinois in Theoretical and Applied Mechanics.

Charles N. Mills, age 80, has served as a director since November 2010. Mr. Mills is the co-CEO, along with his son, Aaron, of a commercial real estate development firm he founded in 1973, whose primary business has been the development and construction of several highly successful corporate office parks and retail properties. Previously, he was a partner in a law firm he founded in 1967 of Mills, Schwartz and White which later merged to become Bernstein, Mills, Schwartz, White and Bernstein. Mr. Mills substantially concentrated on real estate syndication, venture capital, and securities law.

Mr. Mills has been active in several charitable organizations. Mr. Mills holds a BS degree in business administration from Syracuse University and a doctor of laws from The Cornell Law School.

E. Philip Saunders, age 81, has served as a director since November 2010. Since 1990, Mr. Saunders has been the president and chief executive officer of Saunders Management Co., a firm that he owns. He also is chairman of the board of Genesee Regional Bank and Valley Fuels and serves on the board of directors for American Rock Salt, Lewis Tree, Paul Smiths, Passero Associates, Royal Oak Realty Trust, Western New York Energy, University of Rochester, Rochester Institute of Technology and the Young Entrepreneurs Academy.

Mr. Saunders’ previous business history includes owner/founder of Truckstops of America, owner/founder of Travel Ports of America, Inc. which later merged with TravelCenters of America, owner of W.W. Griffith Oil Corp., owner/founder of Sugar Creek Corp., owner of Econocar International, owner of Richardson Foods, chief executive officer of American Rock Salt, and senior vice president of Ryder Systems.

Mr. Saunders’ past services have included membership on the boards of directors of several organizations, including Rochester General Hospital, Excellus Blue Cross/Blue Shield, Security-Norstar Ryder Systems, and the Boy Scouts of America-Steuben Area Council. He has received numerous awards for his contributions to the community, including the Herbert W. Vanden Brul Entrepreneurial Award from the Rochester Institute of Technology’s College of Business (now known as the E. Philip Saunders College of Business), a Doctorate of Commercial Science from Paul Smiths College, the Teddi Award from Camp Good Days and Special Times and the Livingston County Citizen of the Year. He was elected to the Rochester Business Hall of Fame in 2004. Mr. Saunders is a member of Livonia Central School Athletic Hall of Fame and the National Association of Travel Centers Hall of Fame and was the recipient of the 2018 Rochester Business Journal Icon Award.

Information About Executive Officers

In addition to Richard A. Kaplan and Keith E. Gleasman, the Company’s other executive officer is Kathleen A. Browne, Chief Financial Officer and Secretary.

Relationships and Agreements

There are no family relationships among any of the directors or executive officers of the Company. There are no agreements or arrangements for the nomination or the appointment of any persons to the board of directors.

Kathleen A. Browne, age 64, has served as chief financial officer, corporate secretary, and principal accounting officer since April 2015. From 2007 to 2015, Ms. Browne managed her own professional services and consulting business. Ms. Browne provided consulting services to the Company from April 2015 through August 2015 and joined the Company in September 2015. From 2007 to 2015 she served as chief financial officer in several development stage businesses including U-Vend, Inc. and NaturalNano, Inc. Ms. Browne also served as the Controller and Chief Accountant for Paychex (2001-2004) and W. R. Grace (1996-2001). Ms. Browne spent thirteen years in public accounting with PricewaterhouseCoopers. Ms. Browne is a CPA with a degree in accounting from St. John Fisher College in Rochester, NY.

CORPORATE GOVERNANCE

CurAegis believes it is important to disclose to you a summary of our major corporate governance practices. Some of these practices have been in place since the Company’s inception. Others have been adopted in response to legislative and regulatory changes.

We will continue to assess our corporate governance practices and refine them as are appropriate due to changed circumstances. We will share any future changes with you on an ongoing basis.

A.   Role of the Board of Directors---Board Leadership Structure

All corporate authority resides in the board of directors as the representative of the shareholders. The board has delegated authority to management to implement the Company’s mission of maximizing long-term shareholder value while adhering to the laws of the jurisdictions where we operate and at all times observing the highest ethical standards. With respect to its relationship to management, the board’s role is not to manage but to provide independent oversight of management’s decisions.

Management’s responsibilities include the development and implementation of the Company’s strategic plans, utilization of company resources, authorization of spending limits and the authority to hire consultants and employees and terminate their services. The board retains responsibility to recommend candidates to the shareholders for election to the board of directors. The board retains responsibility for selection and evaluation of the chief executive officer, determination of senior management compensation, approval of the annual budget, and assurance of adequate financial and accounting systems, procedures and controls. The board also provides advice and counsel to senior management on a regular basis.

All major decisions are considered by the board as a whole; however, the board has chosen to exercise certain of its responsibilities through committees of the board. The board has established three standing committees - an Audit Committee, a Nominating Committee, and a Governance and Compensation Committee.

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

Annual Meeting Attendance

It is the Company's policy that all directors attend the annual shareholders meeting. All persons who were directors on the date of last year's annual shareholders' meeting attended such meeting either in person or by telephonic conference, except for Thomas F. Bonadio, Thomas Labus, E. Philip Saunders, and Gary Siconolfi.

B.   Operation of the Board of Directors

During 2018, the Board of Directors met 3 times and took official action 13 times during the period from January 1, 2018 through December 31, 2018. During this period, our directors as a group participated in, either in person or by telephonic conference as permitted by the Company's Bylaws, approximately 92% of the total number of meetings held and/or actions taken during the period for which they were directors and 92% of the total number of meetings and/or actions taken by the committees of the board on which they served during the period for which were members of such committee(s).

Code of Ethics / Committee Charters

The board has adopted, implemented and published on the Company’s website (www.CurAegis.com) the Company’s code of business conduct which applies to all members of the Board, all executive and financial officers and all employees and consultants of the Company, its divisions and its subsidiaries. The code mandates that all Company personnel observe the highest standards of business and personal conduct in the performance of their duties and responsibilities, especially in dealing with other Company personnel, our shareholders, the general public, the business community, customers, suppliers, and governmental authorities. It addresses conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of corporate assets, compliance with laws, rules, and regulations and requires the reporting of any illegal or unethical behavior.

We require our employees, our officers, and directors to talk to supervisors, managers or other appropriate personnel to report and discuss any known or suspected unethical, illegal or criminal activity involving the Company and/or its employees. We have established a process which allows employees, officers, and directors to anonymously report any known or suspected violation of policies and rules set forth in the code of business conduct.

Waivers or amendments of the code's provisions are generally not permitted, may be granted only by the board of directors, and if granted, will be disclosed promptly by the Company by posting the waiver or amendment on the Company’s website and by filing a current report (Form 8-K) with the Securities and Exchange Commission. There were no waivers and/or amendments of the code during 2018.

The board has also adopted, implemented and posted on the Company’s website the Company’s financial integrity and compliance program. The program mandates that the Company's results of operations and financial position must be recorded in accordance with the requirements of law and generally accepted accounting principles and that all books, records, and accounts must be maintained in reasonable detail so that they accurately and fairly reflect the business transactions and disposition of assets of the Company. The written policy requires all personnel responsible for the preparation of financial information to ensure that the Company's financial policies and internal control procedures are followed and holds each person involved in creating, processing and recording financial information accountable for the integrity of the financial reporting process. The program establishes a network for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and provides for the submission (including the confidential anonymous submission) by Company personnel of any concerns they might have regarding questionable accounting or auditing practices.

The board adopted an Audit Committee charter delineating the composition and the responsibilities of the Audit Committee which became effective on April 17, 2000. The charter was revised by the board effective January 15, 2003 and July 21, 2011. The charter is on the Company's website.

On November 9, 2004, the board adopted a Nominating Committee charter delineating the composition and responsibilities of the Nominating Committee. The Nominating Committee charter is on the Company’s website.

Committees of the Board

The Audit Committee

Members:

Thomas F. Bonadio, chairman
Lance Drummond
E. Philip Saunders

Number of Meetings in 2018: 4

The primary function of the Audit Committee as stated in its charter is to assist the board of directors in fulfilling its oversight responsibilities relating to: (i) the integrity of the Company’s financial statements; (ii) the Company’s compliance with legal and regulatory requirements, including requirements for implementing effective internal controls over financial reporting and programs to detect fraud; (iii) the independent auditor’s qualifications and independence; and (iv) the performance of the Company’s independent auditor, who shall be ultimately accountable and report to the Committee.

The Committee shall prepare the report required by the rules of the Securities and Exchange Commission to be included in the Company’s annual proxy statement.

In addition to the powers and responsibilities expressly delegated to the Committee pursuant to the Audit Committee charter, the Committee is empowered to exercise any other powers and carry out any other responsibilities delegated to it by the board of directors from time to time consistent with the Company’s bylaws. While acting within the scope of the powers and responsibilities specified in the charter and delegated to it by the board, the Committee has and may exercise all the powers and authority of the board.

All members of the Audit Committee are "independent" as independence is defined in Nasdaq Marketplace Rule 4200(a)(15) and as defined by Rule 10A-3(b)(1)(ii) promulgated by the Securities and Exchange Commission. Thomas F. Bonadio has been appointed the Audit Committee's "financial expert" as defined by the Audit Committee's charter in accordance with rules promulgated by the Securities and Exchange Commission.

The Nominating Committee

Members:

Gary A. Siconolfi, chairman
Thomas J. Labus

Number of Meetings in 2018: 1

As specified in its charter, the purpose of the Nominating Committee is to identify, consider and recommend qualified individuals to the Board for election as directors, including the slate of directors that the board proposes for election by shareholders at the annual meeting. The charter sets forth the following policy and procedures with respect to the consideration of any director candidates recommended by security holders.

Shareholders wishing to directly nominate candidates for election to the board of directors at an annual meeting must do so by giving notice in writing to the chairman of the Nominating Committee, CurAegis Technologies, Inc., 1999 Mount Read Blvd., Bldg. 3, Rochester, New York 14615. The notice with respect to any annual meeting must be delivered to the chairman not less than 120 days prior to the first anniversary of the preceding year's annual meeting. The notice shall set forth (a) the name and address of the shareholder who intends to make the nomination; (b) the name, age, business address and residence address of each nominee; (c) the principal occupation or employment of each nominee; (d) the class and number of shares of CurAegis securities which are beneficially owned by each nominee and by the nominating shareholder; (e) any other information concerning the nominee that must be disclosed in nominee and proxy solicitations pursuant to Regulation 14A of the Securities Exchange Act of 1934; and (f) the executed consent of each nominee to serve as a director of CurAegis if elected.

Nominations submitted in accordance with the foregoing procedure will be considered and voted upon by the Nominating Committee. Any shareholder nominee recommended by the Committee and proposed by the board for election at the next annual meeting of shareholders shall be included in the Company's proxy statement for such annual meeting.

The Nominating Committee charter also sets forth the qualifications and a specific description of skills that members of the board of the Company should possess, regardless of by whom nominated.

In recommending candidates, the Committee shall consider the candidates' mix of skills, experience with businesses and other organizations of comparable size, reputation, background and time availability (in light of anticipated needs), the interplay of the candidate's experience with the experience of other board members, the extent to which the candidate would be a desirable addition to the board and any committees of the board and any other factors the Committee deems appropriate. At a minimum, the Committee shall address the following skill sets in evaluating director candidates: accounting or finance, business or management experience, industry knowledge, customer base experience or perspective, international marketing, and business experience, strategic planning and leadership experience.

Directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interest of the shareholders. They must also have an inquisitive and objective perspective, practical wisdom and mature judgment. The board should represent diverse experience at policy-making levels in business, government, education and technology, and in areas that are relevant to the Company's worldwide activities.

Directors must be willing to devote sufficient time to carrying out their duties and responsibilities effectively and should be committed to serving on the board for an extended period of time. Directors should consider offering their resignation in the event that significant change in their personal circumstances, including their health, family responsibilities, or a change in their principal job responsibilities, would preclude them from devoting sufficient time to carrying out their responsibilities effectively.

The board does not believe that arbitrary term limits on director service are appropriate, nor does it believe that directors should expect to be re-nominated automatically. The contribution of each member as a member of a committee or the board shall be evaluated each year by the Committee before his re-nomination is recommended to the board.

All members of the Nominating Committee are “independent” as defined in Rule 10A-3(b)(1)(ii) promulgated by the Securities and Exchange Commission and as defined by Nasdaq Marketplace Rule 4200(a)(15).

The Governance and Compensation Committee

Members:

William W. Destler, chairman

John W. Heinricy

Charles N. Mills

Number of Meetings in 2018: none

The purpose of the Governance and Compensation Committee is to monitor the effectiveness of management’s policies and decisions including the execution of the Company's strategies in order to ensure that the Company represents the shareholders' interests, including optimizing long term as well as short term financial returns. The Committee develops and recommends to the board corporate governance principles and guidelines and reviews the charter and composition of each committee of the board and makes recommendations to the board for the adoption of or revisions to committee charters, the creation of additional committees or the elimination of committees.

The Committee also:

(1) establishes and reviews the overall executive compensation philosophy and strategy of the Company and oversees the Company’s various compensation programs and plans;

(2) reviews on its own and taking into account shareholder advice on executive compensation policies, makes recommendations to the board of directors on employment and business consultants compensation policies, forms and levels of annual compensation, including specifically, the performance and level of annual compensation of the executive officers and top management personnel of the Company;

(3) specifically reviews the annual compensation of the chief executive officer in the light of established goals and objectives and based upon such evaluation and taking into consideration shareholder advice on such compensation, makes specific recommendations to the board regarding such compensation;

(4) reviews and makes recommendations to the board on the operation, performance, and administration of the Company's employee benefit plans.

All members of the Committee are independent within the meaning of Rule 10A-3(b)(1)(ii) promulgated by the Securities and Exchange Commission and Nasdaq Marketplace Rule 4200(a)(15).

C. Shareholder Communications

We encourage all shareholders to communicate with management and with our directors, including our independent directors. Any shareholder wishing to communicate directly with management should e-mail or address regular mail to:

Officer	Mailing Address	E-mail
Richard A. Kaplan, Chief Executive Officer	CurAegis Technologies, Inc. 1999 Mt. Read Blvd., Bldg. 3 Rochester, New York 14615	dickk@CurAegis.com

Keith E. Gleasman, President	CurAegis Technologies, Inc. 1999 Mt. Read Blvd., Bldg. 3 Rochester, New York 14615	kgleasman@CurAegis.com

Kathleen A. Browne Chief Financial Officer	CurAegis Technologies, Inc. 1999 Mt. Read Blvd., Bldg. 3 Rochester, New York 14615	kbrowne@CurAegis.com

Any shareholder wishing to communicate directly with any of our independent directors should e-mail him as follows:

Thomas F. Bonadio	tbonadio@bonadio.com

William W. Destler	wwdpro@rit.edu

Lance Drummond	Lance.drummond@outlook.com

John W. Heinricy	heinrocket@gmail.com

Thomas J. Labus	tjlabus@gmail.com

Charles N. Mills	charlesnmills@gmail.com

E. Philip Saunders	PhilS@saundersmgt.com

Gary A. Siconolfi	garysic1951@icloud.com

Regular mail may be addressed to:	CurAegis Independent Directors c/o CurAegis, Inc. 1999 Mt. Read Blvd., Bldg. 3 Rochester, New York 14615 Attention: Kathleen A. Browne

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

Based upon Company records and other information, we believe that for the year ended December 31, 2018, and for the period January 1, 2019, through April 29, 2019, all directors and executive officers complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

FOR YEARS ENDED DECEMBER 31, 2018 and 2017

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (3)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Richard A. Kaplan, CEO (1)	2018	$50,000	$0	$0	$0	$0	$0	$0	$50,000
	2017	$50,000	$0	$0	$0	$0	$0	$0	$50,000

Kathleen A. Browne, CFO (2)	2018	$200,000	$0	$0	$21,000	$0	$0	$0	$221,000
	2017	$200,000	$0	$0	$0	$0	$0	$0	$200,000

(1)	Mr. Kaplan served as the Company’s chief executive officer for the years ended December 31, 2018 and 2017.
(2)	Ms. Browne served as the Company’s chief financial officer for the years ended December 31, 2018 and 2017.
(3)

Represents the total grant date fair value of option awards computed in accordance with FASB ASC 718. Ms. Browne received one award in 2018: 100,000 shares on May 7, 2018, with an exercise price of $0.23 per share, 10-year expiration and vesting in 25% tranches annually. The Black-Scholes option-pricing model was used to value the cost of the option grants at approximately $21,000, which is being recognized ratably over the estimated vesting periods of the respective grants.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018

	/------------------------------------Option Awards------------------------------------------------\					/----------------------------------Stock Awards--------------------------\
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expira- tion Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Richard A. Kaplan, CEO (1)	3,000,000	2,150,000	0	$.36	2020	0	$0	0	$0

Kathleen A. Browne, CFO (2)	18,750	6,250	0	$.28	2025	0	$0	0	$0
	0	25,000	0	$.53	2026	0	$0	0	$0
	50,000	50,000	0	$.62	2026	0	$0	0	$0
	25,000	75,000	0	$.23	2028	0	$0	0	$0

(1)

On September 30, 2010, Mr. Kaplan was granted an option to acquire 5,150,000 shares of the Company's $.01 par value common stock exercisable for a period of ten years at $.36 per common share. The option vests as follows: 1,000,000 shares immediately; 1,000,000 shares upon the closing price of the Company's common stock reaching $1.00 per share; another 1,000,000 upon the closing price reaching $2.00 per share; another 1,000,000 upon the closing price reaching $3.00 per share and the balance of 1,150,000 upon the closing price reaching $4.00 per share. As of December 31, 2018, 3,000,000 options have vested under the option agreement.

(2)

On September 1, 2015, Ms. Browne was granted an option to acquire 25,000 shares of the Company’s $.01 par value common stock exercisable for a period of ten years at $.28 per common share. The grant vests in 25% tranches on each successive anniversary of the grant. At December 31, 2018, 18,750 options have vested under the option agreement.

On January 14, 2016, Ms. Browne was granted an option to acquire 25,000 shares of the Company’s $.01 par value common stock exercisable for a period of ten years at $.53 per common share. The shares vests upon the closing price of the Company's common stock reaching $5.00 per share. At December 31, 2018, none of these options have vested.

On December 21, 2016, Ms. Browne was granted an option to acquire 100,000 shares of the Company’s $.01 par value common stock exercisable for a period of ten years at $.62 per common share. The grant vests in 25% tranches on each successive anniversary of the grant. At December 31, 2018, 50,000 of these options have vested.

On May 7, 2018, Ms. Browne was granted an option to acquire 100,000 shares of the Company’s $.01 par value common stock exercisable for a period of ten years at $.23 per common share. The grant vests annually in 25% tranches. At December 31, 2018, 25,000 of these options have vested.

DIRECTOR COMPENSATION TABLE FOR THE YEAR ENDED DECEMBER 31, 2018

Name (a)	Fees Earned or Paid in Cash (b)	Stock Award (c)	Option Awards (1) (d)	Non-Equity Incentive Plan Compensation (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Thomas F. Bonadio	$0	$0	$21,750	$0	$0	$0	$21,750
William W. Destler	$0	$0	$21,750	$0	$0	$0	$21,750
Lance Drummond	$0	$0	$58,500	$0	$0	$0	$58,500
Asher Flaum (2)	$0	$0	$0	$0	$0	$0	$0
John W. Heinricy	$0	$0	$21,750	$0	$0	$0	$21,750
Thomas J. Labus	$0	$0	$21,750	$0	$0	$0	$21,750
Charles N. Mills	$0	$0	$21,750	$0	$0	$0	$21,750
E. Philip Saunders	$0	$0	$21,750	$0	$0	$0	$21,750
Gary A. Siconolfi	$0	$0	$0	$0	$0	$0	$0

(1)

On August 1, 2018, the Company made a grant of 75,000 options to the following board members: Thomas F. Bonadio, William W. Destler, John Heinricy, Thomas Labus, Charles Mills and E. Phil Saunders. These options have an exercise price of $0.32 per share, exercisable for 10 years, and with annual vesting of 25% upon the anniversary date of the option grant.

On November 11, 2018, the Company made a grant of 150,000 options to Lance Drummond with an exercise price of $0.26 per share, exercisable for 10 years which were fully vested upon the date of the grant. Also, on November 11, 2018, the Company made a grant of 100,000 options to Lance Drummond with an exercise price of $0.26 per share, exercisable for 10 years with annual vesting of 25% upon the anniversary date of the option grant.

(2)	Resigned from the board on March 27, 2019.

A. Discussion of Director Compensation

Participation in the Company’s 2011 and 2016 Stock Option Plans

Directors are eligible to be granted options under the company’s 2011 and 2016 Stock Option Plan (“the Option Plans”) as a component of the board’s strategy for recruiting and retaining outstanding individuals in the service of the Company and for aligning their interests with the interests of the Company’s shareholders. The Company’s shareholders approved the Option Plans at annual meetings of shareholders. The Option Plans are the only Company plans the members of the board of directors are entitled to receive equity compensation for their performance of services as directors and members of committees created by the board.

Reimbursement of Board Expenses

On October 2011, the board adopted a policy providing for the reimbursement of expenses incurred by members of the Company’s board of directors. The reimbursement policy applies to all non-employee directors and provides for the reimbursement of all reasonable out-of-pocket expenditures incurred on behalf of the Company, including but not limited to:

a)	travel costs for board meeting attendance, such as hotel, meals, and transportation;
b)	airfare based upon reasonable commercial rates; and
c)	mileage for personal vehicles used for CurAegis business reimbursed at the applicable Internal Revenue Service rate in force at the time the vehicle is used.

No reimbursement is to be made unless authorized by the Company’s chief executive officer or its chief financial officer. During the year ended December 31, 2018, the Company reimbursed approximately $1,500 of board expenses.

B. Discussion of Management Compensation

In recent years, corporate governance commentators and advisors have advocated and increasingly, governmental regulatory authorities, including the Securities and Exchange Commission, are mandating, that public companies, such as CurAegis, initiate procedures to ensure that our shareholders have input on our named executive officer compensation programs (the “say on pay” movement). Basically, our named executive officer compensation policies and programs are designed to attract, motivate, and retain the key executives who are responsible to drive our success and enhance shareholder value. Pay that reflects performance and alignment of that pay with the interests of long-term shareholders are key principles that underlie our executive officer compensation program design.

Our board of directors values and encourages constructive dialogue on executive compensation and other important governance topics with our shareholders, to whom it is ultimately accountable. At the 2011 annual meeting, the Company’s shareholders approved the board’s proposal to seek shareholder advice on executive compensation on an annual basis, consistent with the board’s view such an annual procedure is the most effective means to obtain current information on investor sentiment about our executive compensation philosophy, policies, and procedures.

On September 30, 2010, the Company granted a stock option for 5,150,000 common shares exercisable for ten years at an exercise price of $0.36 per common share to Richard A. Kaplan upon his appointment as the Company’s chief executive officer. The option vests and is exercisable as follows: 1,000,000 options vest and are exercisable immediately upon grant; a second 1,000,000 options vest and are exercisable upon the trading price of the Company’s common stock closing at a minimum of $1.00 per share; a third 1,000,000 options vest and are exercisable upon the trading price of the Company’s common stock closing at a minimum of $2.00 per share; a fourth 1,000,000 options vest and are exercisable upon the trading price of the Company’s common stock closing at a minimum of $3.00 per share and the balance of the options, namely 1,150,000 options, vest and are exercisable upon the trading price of the Company’s common stock closing at a minimum of $4.00 per share.

On September 1, 2015, the Company engaged Kathleen A. Browne as its chief financial and accounting officer. Ms. Browne’s initial compensation was based an annual compensation equal to $100,000 per annum on a part-time basis. Effective March 1, 2016, her compensation was increased by the board of directors to $150,000 and subsequently increased to $200,000 effective June 1, 2016, reflecting her role as a full time executive. Ms. Browne is entitled to participate in all employee benefit plans as are provided from time to time for senior executives. If the Company terminates the executive, removes her as CFO, or a change in control of the Company occurs, the executive is entitled to 6 months’ severance pay.

On September 1, 2015, Ms. Browne was granted an option exercisable for 10 years to acquire 25,000 shares of the Company’s common stock at $0.28 per share. The option vests and is exercisable as follows: 6,250 options vest and become exercisable on each of September 1, 2016, 2017, 2018 and 2019. On January 14, 2016, Ms. Browne was granted an option to acquire 25,000 shares of the Company’s $.01 par value common stock exercisable for a period of ten years at $.53 per common share. The shares vests upon the price of the Company's common stock reaching $5.00 per share. On December 21, 2016, the executive was granted an option to acquire 100,000 shares of the Company’s $.01 par value common stock exercisable for a period of ten years at $.62 per common share. This grant vests in 25% tranches on each successive anniversary of the grant. On May 7, 2018, Ms. Browne was granted an option to acquire 100,000 shares of the Company’s $.01 par value common stock exercisable for a period of ten years at $0.23 per common share, This grant vests in 25% tranches annually.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP BY DIRECTORS,

OFFICERS AND 5 PERCENT OWNERS

Common Stock

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock by (i) each person who is known by the Company to own of record or beneficially more than 5% of the outstanding common stock, (ii) each of the Company’s directors, nominees and named executive officers, and (iii) all current directors and executive officers of the Company as a group. The first two columns of the table set forth beneficial ownership information for such persons as of April 29, 2019. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Exchange Act, under which, in general, a person is deemed to be the beneficial owner of a security if that person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if he or she has the right to acquire the beneficial ownership of the security within 60 days.

Name of Beneficial Owner	Position with the Company	Number of Shares Owned		Percent of Shares Outstanding (1)

Gary A. Siconolfi	Chairman of Board	1,152,333	(2)	2.3%

Richard A. Kaplan	Chief Executive Officer; Director	7,933,877	(3)	13.6%

Keith E. Gleasman	President; Director	4,862,575	(4)	9.6%

Thomas F. Bonadio	Director	712,665	(5)	1.4%

William W. Destler	Director	1,241,832	(6)	2.4%

Lance Drummond	Director	232,583	(7)	Less than 1%

Asher J. Flaum	Director	784,532	(8)	1.6%

John W. Heinricy	Director	260,000	(9)	Less than 1%

Thomas J. Labus	Director	350,000	(10)	Less than 1%

Charles N. Mills	Director	270,000	(11)	Less than 1%

E. Philip Saunders	Director	4,726,877	(12)	8.6%

Kathleen A. Browne	Chief Financial Officer, Principal Accounting Officer & Secretary	293,750	(13)	Less than 1%

All Directors and Executive Officers as a Group		22,821,024	(2)-(13)	34.2%

B. Thomas Golisano	Investor	46,356,750	(14)	47.9%

(1)

The calculations in these columns are based upon 50,434,901 shares of common stock outstanding on April 29, 2019, plus the number of shares of common stock subject to outstanding options, warrants and convertible stock held by the person with respect to whom the percentage is reported on such date. The shares of common stock underlying such options, warrants, convertible stock and similar rights, are deemed outstanding for purposes of computing the percentage of the person holding such options but are not deemed outstanding for the purpose of computing the percentage of any other person. The calculations also assume the convertibility of each share of Series C Preferred Stock and C-2 Preferred Stock and Series C-3 Preferred Stock into one share of common stock.

(2)

Includes (i) 240,000 shares issuable upon conversion of Convertible Debt issued December 19, 2016 (ii) 24,000 shares issuable upon the exercise of warrants issued on December 19, 2016 exercisable for 10 years at an exercise price of $0.25 per share (iii) 25,000 common shares issuable upon exercise for a warrant for 10 years at an exercise price equal to the greater of $.01 per share or 80% of the volume weighted average sale price per share of the Company’s common stock for the 10 consecutive trading days immediately prior to exercise and (iv) 100,000 common shares which may be purchased through the exercise of a 10-year stock option granted on November 15, 2013 at an exercise price of $.36 per common share.

(3)

Includes (i) 1,200,000 shares issuable upon conversion of Convertible Debt issued during the period from September 4, 2018 and December 26, 2018; (ii) 120,000 shares issuable upon the exercise of warrants issued during the period from September 4, 2018 and December 26, 2018 exercisable for 10 years at an exercise price of  $0.25 per share; (iii) 100,000 shares issuable upon the conversion of Convertible Debt issued on July 10, 2018; (iv) 10,000 shares issuable upon the exercise of warrants issued on July 10, 2018 exercisable for 10 years at an exercise price of $0.25 per share; (v) 1,501,052 shares issuable upon conversion of Convertible Notes issued during the period July 12, 2017 and April 17, 2018; (vi) 375,375 shares issuable upon the exercise of warrants issued during the period July 12, 2017 and April 17, 2018 exercisable for 10 years at an exercise price of $0.333 per share; (vii) 570,000 shares issuable upon conversion of convertible debt issued December 16, 2016 (viii) 57,000 shares issuable upon the exercise of warrants issued on December 16, 2016 exercisable for 10 years at an exercise price of $0.25 per share (ix) 900,000 Series C-3 Preferred shares issued on February 20, 2016 convertible into common shares at the rate of $.25 per share (x) 3,000,000 common shares which may be acquired upon the exercise of a 10-year non-qualified stock option granted on September 30, 2010 at an exercise price of $.36 per share. The balance of the option, namely 2,150,000 common shares will vest when the Company’s stock price reaches certain targets as set forth in the stock option agreement. The address for Mr. Kaplan is 1999 Mt. Read Blvd. Rochester, NY 14615.

(4)	The address for Mr. Gleasman is 1999 Mt. Read Blvd. Rochester, NY 14615.

(5)

Includes (i)150,150 shares issuable upon conversion of Convertible Debt issued November 7, 2017; (ii) 15,015 shares issuable upon the exercise of a warrant issued November 7, 2017 exercisable for 10 years at an exercise price of $0.333 per share; (iii)  160,000 Series C-3 Preferred shares issued on February 20, 2016 convertible into common shares at the rate of $.25 per share; (iv) 125,000 Class C Preferred shares and a warrant issued on September 23, 2011 for 12,500 common shares exercisable for 10 years at an exercise price equal to the greater of $.01 per share or 80% of the volume weighted average sale price per share of the Company’s common stock for the 10 consecutive trading days immediately prior to exercise; (vi) 250,000 common shares which may be purchased through the exercise of a 10-year stock option granted on January 27, 2011 at an exercise price of $.90 per common share.

(6)

Includes (i) 150,150 shares issuable upon conversion of Convertible Note issued April 26, 2018; (ii) 15,015 shares issuable upon the exercise of a warrant issued April 26, 2018 exercisable for 10 years at an exercise price of $0.333 per share; (iii) 400,000 shares issuable upon conversion of convertible debt issued August 30, 2016 (iv) 40,000 shares issuable upon the exercise of warrants issued on August 30, 2016 exercisable for 10 years at an exercise price of $0.25 per share (v) 200,000 Series C-3 Preferred shares issued on February 20, 2016 convertible into common shares at the rate of $.25 per share and (vi) 250,000 common shares which may be purchased through the exercise of a 10-year stock option granted on January 27, 2011 at an exercise price of $.90 per common share.at an exercise price of $0.26 per share.

(7)	Includes (i) 75,075 shares issuable upon conversion of Convertible Note issued March 2, 2018; (ii) 7,508 shares issuable upon the exercise of a warrant issued on March 2, 2018 exercisable for 10 years at an exercise price of $0.333 per share and (iii) 150,000 shares issuable upon the exercise of an option granted November 28, 2018 exercisable for 10 years from the date of grant.

(8)

Mr. Flaum resigned from the Company’s board on March 27, 2019. Includes 250,000 Class C Preferred shares and a warrant issued on September 23, 2011 for 25,000 common shares exercisable for 10 years at an exercise price equal to the greater of $.01 per share or 80% of the volume weighted average sale price per share of the Company’s common stock for the 10 consecutive trading days immediately prior to exercise. Includes 469,532 securities owned directly by a limited liability company of which Mr. Flaum is a member.

(9)

Includes (i) 10,000 Series C-3 Preferred shares issued on February 20, 2016 convertible into common shares at the rate of $.25 per share and (ii) 250,000 common shares which may be purchased through the exercise of a 10-year stock option granted on January 27, 2011 at an exercise price of $.90 per common share.

(10)

Includes (i) 100,000 Series C-3 Preferred shares owned by the Thomas & Mary Labus Revocable Trust issued on February 20, 2016 convertible into common shares at the rate of $.25 per share and (ii) 250,000 common shares which may be purchased through the exercise of a 10-year stock option granted on December 20, 2012 at an exercise price of $.70 per common share.

(11)

Includes (i) 20,000 Series C-3 Preferred shares issued on February 20, 2016 convertible into common shares at the rate of $.25 per share and (ii) 250,000 common shares which may be purchased through the exercise of a 10-year stock option granted on January 27, 2011 at an exercise price of $.90 per common share.

(12)

Includes (i) 1,501,502 shares issuable upon the conversion of a Convertible Note issued November 20, 2017; (ii) 375,375 shares issuable upon the exercise of a warrant issued November 20, 2017 for 10 years at an exercise price of $0.333 per share; (iii) 2,000,000 shares issuable upon conversion of Convertible Debt issued August 25, 2016; (iv) 200,000 shares issuable upon the exercise of warrants issued on August 25, 2016 exercisable for 10 years at an exercise price of $0.25 per share; (v) 400,000 Series C-3 Preferred shares issued on February 20, 2016 convertible into common shares at the rate of $.25 per share and (vi) 250,000 common shares which may be purchased through the exercise of a 10-year stock option granted on January 27, 2011, at an exercise price of $.90 per common share.

(13)

Includes (i) 200,000 shares issuable upon conversion of 200,000 shares of Series C-3 Preferred shares issued on February 20, 2016 convertible into common shares at the rate of $.25 per share; (ii) 18,750 common shares issuable upon exercise of a 10-year stock option granted September 1, 2015 at an exercise price of $0.28 per share (iii) 50,000 common shares issuable upon the exercise of a stock option granted on December 21, 2016 exercisable for 10 years from the date of grant at an exercise price of $0.62 per share and (iv) 25,000 common shares issuable upon exercise of a stock option granted May 7, 2018 exercisable for 10 years from date of grant at an exercise price of $0.23 per share.

(14)

Includes (i) 4,680,000 shares issuable upon the conversion of a Convertible Note issued November 7, 2016; (ii) 468,000 shares issuable upon the exercise of warrants issued on November 7, 2016, exercisable for 10 years at an exercise price of $0.25 per share (iii) 15,212,500 Series C Preferred shares, 24,475,000 Series C-2 Preferred shares, and (iv) a warrant issued on September 23, 2011, for 1,521,250 common shares exercisable for 10 years at an exercise price equal to the greater of $.01 per share or 80% of the volume weighted average sale price per share of the Company’s common stock for the 10 consecutive trading days immediately prior to exercise. The address for Mr. Golisano is c/o Fishers Asset Management, 1 Fishers Road, Pittsford, New York 14534.

Preferred Stock

The following table sets forth certain information regarding the beneficial ownership of the Company’s Series C Preferred Stock, Series C-2 Preferred Stock and Series C-3 Preferred Stock by each person who is known by the Company to own of record or beneficially more than 5% of the outstanding shares of such stock.

Name	Number of Shares Beneficially Owned		Percent of Shares Outstanding (1)
B. Thomas Golisano	39,687,500	(2)	91.4%

(1)

The calculations in these columns are based upon 15,687,500 shares of Series C Preferred Stock, 24,500,000 shares of Series C-2 Preferred Stock and 3,268,000 shares of Series C-3 Preferred Stock outstanding on April 29, 2019, plus the number of shares of common stock subject to outstanding options, warrants and convertible stock held by the person with respect to whom the percentage is reported on such date.

(2)

Represents 15,212,500 shares of Series C Preferred Stock and 24,475,000 shares of Series C-2 Preferred Stock Series. The address for Mr. Golisano is c/o Fishers Asset Management, 1 Fishers Road, Pittsford, New York 14534.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Company’s common stock is traded on the OTC Pink Current Information marketplace under the symbol “CRGS”. The Company’s common stock is not “listed” for trading on any stock exchange. Despite the Company’s common stock not being so listed, the board has voluntarily adopted and implemented the Nasdaq Marketplace Rules regulating the composition and operation of the board and its committees as in effect from time to time. Under Nasdaq Marketplace Rules applicable to listed companies, a majority of the board must be independent. This requirement means that a majority of the Company’s board must be composed of persons who are not executive officers or employees of the Company or who have a relationship with the Company which, in the board’s opinion, would interfere with the exercise of independent judgment in carrying out his responsibilities as a director. In addition, a director cannot be considered independent if he is compensated by the Company for any reason other than for service rendered as a member of the board and/or its committees.

Based upon these independence standards and all of the relevant facts and circumstances, the board has affirmatively determined that Thomas F. Bonadio, William W. Destler, Lance Drummond, John W. Heinricy, Thomas J. Labus, Charles Mills, E. Philip Saunders and Gary A. Siconolfi (constituting 8 members of a 10-person board) are independent. In making this determination, the board noted that none of these directors is an executive officer or employee of the Company.

In making its determination with respect to Mr. Flaum (who was a board member until his resignation on March 27, 2019), the board considered that while Mr. Flaum was an affiliate of the Company’s landlord, such relationship does not impair his independence since the fees paid by the Company in any one year since the inception of the lease did not exceed the greater of $200,000 or 5% of such landlord’s gross revenues during such period.

Policy / Procedure for Review / Approval of Related Party Transactions

Business transactions between the Company and its officers or directors, including companies in which a director or officer (or an immediate family member) has a substantial ownership interest or a company where such director or officer (or an immediate family member) serves as an executive officer (“related party transactions”) are not prohibited. In fact, certain related party transactions can be beneficial to the Company and to its shareholders.

It is important, however, to ensure that any related party transactions are beneficial to the Company. Accordingly, any related party transaction, regardless of amount, is submitted to the Governance and Compensation Committee or the full board of directors in advance for review and approval upon the advice of counsel, which may be outside legal counsel. All existing related party transactions are reviewed at least annually by the Governance and Compensation Committee or the full board of directors.

No related party transaction may be approved by the Committee if such transaction, regardless of its benefit to the Company, would violate the Company’s written code of business conduct and/or its written financial integrity and compliance program.

Any director or officer with an interest in a related party transaction is expected to remove himself from considering the matter and abstain from voting upon it. In all cases, a director or officer with an interest in a related party transaction may not attempt to influence Company personnel in making any decision with respect to the transaction.

Executive Sessions of Independent Directors

The Company’s independent directors regularly meet in executive session without management or non-independent directors present. Currently, Gary A. Siconolfi presides at such executive sessions of the independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate amount the Company paid and/or accrued for professional services rendered by Freed Maxick CPAs, P.C. as the Company’s independent registered public accounting firm for each of 2018 and 2017 for the audit of the Company's annual consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the review of the Company's consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services normally provided in connection with statutory and regulatory filings or engagements was:

Aggregate fees for professional services rendered for the Company for 2018 and 2017 were:

	2018	2017
Audit Fees	$76,500	$69,000
Audit Related Fees	$-	$3,500
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$76,500	$72,500

Audit-Related Fees

The Company did not engage Freed Maxick CPAs, P.C. for any audit-related services in the year ended December 31, 2018. The Company engaged and paid Freed Maxick CPAs, P.C. for $3,500 for audit-related services for the year ended December 31, 2017, in connection with the Form S-8 filed on August 29, 2017.

Tax Fees

The Company did not engage Freed Maxick CPAs, P.C. for any tax services for the year ended December 31, 2018, and 2017.

All Other Fees

The Company did not engage Freed Maxick CPAs, P.C. for any other services for the years ended December 31, 2018, and 2017, respectively.

Total Fees

The Company has paid and/or accrued fees totaling $76,500 and $72,500 to Freed Maxick CPAs, P.C. for the years ended December 31, 2018, and 2017 respectively.

Pre-Approval Policies and Procedures

Article II of our Audit Committee charter, as amended, specifically provides that the Audit Committee must pre-approve all auditing and legally permissible non-auditing services to be performed by the Company's registered public accounting firm. In accordance with such mandate, the Audit Committee has established a set of procedures governing the pre-approval process. Under the procedure, for each fiscal year, the Committee first shall determine the general nature and scope of the audit, audit-related, tax and other legally permissible non-audit services to be performed by the Company's registered accounting firm. Prior to the performance of any services, the Committee shall require such firm to submit to the Committee one or more engagement letter(s) delineating specific audit, audit-related, tax, and other legally permissible non-audit services to be rendered (together with a schedule of fees with respect to each of such services). Upon receipt of such engagement letter(s), the Committee shall review and approve such engagement letter(s) in advance of the performance of any such services, including the specific advance approval of fees in connection with each of such services. Upon approval and execution of each of such engagement letter(s) by the Committee, the registered public accounting firm shall perform such pre-approved services in accordance with the terms and conditions of each engagement letter and shall not engage in any other services unless each of said services, if any, shall have been specifically approved (including the specific approval of all fees associated therewith) by the Audit Committee in advance of the rendering any such service.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES
(a)	The following documents are filed as part of this report:
1.	Consolidated Financial Statements:
Previously filed with our Annual Report on Form 10-K filed with the SEC on March 29, 2019, which is being amended hereby
2.	Exhibits:
See the Exhibits Index immediately following the signature page of this reports.

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
Ice Surface Development, Inc. (New York)
Iso-Torque Corporation (New York)

23.1

Consent of Independent Registered Public Accounting Firm incorporated by reference to Exhibit 23.1 to CurAegis Technologies, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2019.

24	Power of Attorney (included on the signature page to this report)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Accounting Officer

32	Section 1350 Certification of Chief Executive Officer and Principal Accounting Officer previously filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase

* Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2019	CURAEGIS THECHNOLOGIES, INC.
/s/ Richard A. Kaplan
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 30, 2019	By:	/s/ Richard A. Kaplan Richard A. Kaplan, Chief Executive Officer and Director

Dated: April 30, 2019	By:	/s/ Kathleen A. Browne Kathleen A. Browne Chief Financial and Accounting Officer

Dated: April 30, 2019	By:	/s/ Keith E. Gleasman Keith E. Gleasman, President and Director

Dated: April 30, 2019	By:	/s/ Thomas F. Bonadio Thomas F. Bonadio, Director

Dated: April 30, 2019	By:	/s/ William W. Destler William W. Destler, Director

Dated: April 30, 2019	By:	/s/ Lance Drummond Lance Drummond, Director

Dated: April 30, 2019	By:	/s/ John W. Heinricy John W. Heinricy, Director

Dated: April 30, 2019	By:	/s/ Thomas J. Labus Thomas J. Labus, Director

Dated: April 30, 2019	By:	/s/ Charles N. Mills Charles N. Mills, Director

Dated: April 30, 2019	By:	/s/ E. Philip Saunders E. Philip Saunders, Director

Dated: April 30, 2019	By:	/s/ Gary A. Siconolfi Gary A. Siconolfi, Director