Form 10-Q
period 2019-03-31
CurAegis Technologies, Inc.
filed 2019-05-15
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 15, 2019
Common Stock, $0.01 par value	50,434,901

 CURAEGIS TECHNOLOGIES, INC.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
Current Assets:
Cash	$51,000	$53,000
Inventory (net)	-	-
Prepaid expenses and other current assets	13,000	25,000
Total current assets	64,000	78,000

Right to use building asset (net)	230,000	-
Property and equipment (net)	55,000	62,000
Software (net)	6,000	10,000
Total non-current assets	291,000	72,000

Total Assets	$355,000	$150,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Liability for inventory held at vendor	$1,462,000	$1,462,000
Accounts payable	535,000	323,000
Accrued interest	219,000	166,000
Promissory notes payable	125,000	-
Current right-to-use obligation	109,000	-
Other current liabilities	64,000	40,000
Accrued wages and benefits	61,000	35,000
Total current liabilities	2,575,000	2,026,000

Non-current right-to-use obligation	122,000	-
Senior convertible notes (net)	7,155,000	6,603,000
Total Liabilities	9,852,000	8,629,000

Commitments and other matters	-	-

Stockholders' Deficiency:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C, voting, convertible, no dividend, shares issued and outstanding at March 31, 2019 and December 31, 2018: 15,687,500 and 15,687,500, respectively	157,000	157,000
Series C-2, voting, convertible, no dividend, shares issued and outstanding at March 31, 2019 and December 31, 2018: 24,500,000 and 24,500,000, respectively	245,000	245,000
Series C-3, voting, convertible, no dividend, shares issued and outstanding at March 31, 2019 and December 31, 2018: 3,268,000 and 3,268,000, respectively	33,000	33,000
Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at March 31, 2019 and December 31, 2018: 468,221 and 468,221, respectively	5,000	5,000
Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at March 31, 2019 and December 31, 2018: 67,500 and 67,500, respectively	1,000	1,000

Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at March 31, 2019 and December 31, 2018: 50,400,545 and 50,364,549, respectively	504,000	504,000
Additional paid-in capital	77,855,000	77,725,000
Accumulated deficit	(88,297,000)	(87,149,000)
Total Stockholders' Deficiency	(9,497,000)	(8,479,000)

Total Liabilities and Stockholders' Deficiency	$355,000	$150,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Revenue and Cost of revenue:
CURA revenue	$7,000	$8,000
Cost of revenue	6,000	37,000
Margin (loss) on revenue	1,000	(29,000)

Costs and expenses:
Engineering and development	331,000	405,000
General and administrative	544,000	625,000

Total costs and expenses	875,000	1,030,000

Loss from operations	(874,000)	(1,059,000)

Non-operating expense:
Interest expense	(274,000)	(237,000)
Other income	-	1,000
	(274,000)	(236,000)

Loss before income taxes	(1,148,000)	(1,295,000)
Income taxes	-	-
Net loss	(1,148,000)	(1,295,000)

Preferred stock dividends	54,000	54,000
Net loss attributable to common stockholders	$(1,202,000)	$(1,349,000)

Net loss per share attributable to common stockholders
Basic and Diluted	$(0.02)	$(0.03)
Weighted average number of shares of common stock
Basic and Diluted	50,401,000	49,031,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Class C Preferred Stock		Class C-2 Preferred Stock		Class C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficiency

Balance At December 31, 2017	15,937,500	$159,000	25,000,000	$250,000	3,388,000	$34,000	468,221	$5,000	67,500	$1,000	48,979,546	$490,000	$76,494,000	$(80,841,000)	$(3,408,000)

Conversion Preferred C-3 to common stock					(80,000)	(1,000)					80,000	1,000			-
Stock-based compensation													2,000		2,000
Issuance of warrants with convertible notes													208,000		208,000
Beneficial conversion feature on convertible note													11,000		11,000
Net Loss														(1,295,000)	(1,295,000)

Balance at March 31, 2018	15,937,500	$159,000	25,000,000	$250,000	3,308,000	$33,000	468,221	$5,000	67,500	$1,000	49,059,546	$491,000	$76,715,000	$(82,136,000)	$(4,482,000)

Balance At December 31, 2018	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,364,549	$504,000	$77,725,000	$(87,149,000)	$(8,479,000)

Issuance of warrants with convertible note													63,000		63,000
Stock-based compensation													59,000		59,000
Common Shares issued for interest											35,996		8,000		8,000
Net Loss														(1,148,000)	(1,148,000)

Balance At March 31, 2019	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,400,545	$504,000	$77,855,000	$(88,297,000)	$(9,497,000)

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

((Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows used in operating activities:
Net loss	$(1,148,000)	$(1,295,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount reported as interest	165,000	139,000
Depreciation and amortization	11,000	44,000
Stock-based compensation	59,000	2,000
Interest paid in common stock	9,000	-
Changes in working capital items:
Accounts receivable	-	(6,000)
Inventory	-	3,000
Prepaid expenses and other current assets	12,000	-
Accounts payable and other current liabilities	315,000	(89,000)
Net cash used in operating activities	(577,000)	(1,202,000)

Cash flows from financing activities:
Proceeds from issuance of senior convertible note (net)	450,000	1,200,000
Proceeds from issuance of unsecured subordinated notes	125,000	-
Net cash provided by financing activities	575,000	1,200,000

Net decrease in cash	(2,000)	(2,000)
Cash at beginning of period	53,000	194,000
Cash at end of period	$51,000	$192,000

Supplemental Disclosures:
Right to use asset	$230,000	$-
Cash used for payment of interest expense	$47,000	$80,000
Debt discount related to warrants and beneficial conversion feature	$63,000	$219,000
Common stock issued in payment of interest expense	$8,000	$-

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

Current Cash Outlook and Management Plans

As of March 31, 2019, we have cash on hand of $51,000, negative working capital of $2,511,000, a stockholders’ deficiency of $9,497,000 and an accumulated deficit of $88,297,000. During the three months ended March 31, 2019 we raised $575,000 in proceeds through the issuance of promissory notes, convertible notes and warrants. The proceeds from this private placement has been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2019 cash needs will be $3 to $3.5 million, based upon the cash used in operations in the fourth quarter of 2018. As of March 31, 2019, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

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

The Company’s ability to fund its current and future commitments from its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division; (ii) generate revenue from the monetization of our hydraulic technologies or; (iii) decrease engineering and development and administrative expenses. If these and other factors are not met, the Company would need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018 contained in the Company’s 2018 Annual Report on Form 10-K filed with the SEC.

Consolidation: The condensed consolidated financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned). As of March 31, 2019, each of the subsidiaries is non-operational.

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

Cash: We maintain cash at financial institutions which periodically may exceed federally insured amounts. We have a corporate credit card program through our primary financial institution, JPMorgan Chase Bank, N.A. In connection with this, the Company granted a security interest to the bank in our money market account to act as collateral for the activity within the corporate card program, up to $5,000.

Inventory: Inventory is stated at the lower of cost or net realizable value with cost determined under the average cost method. We have recorded provisions for excess, obsolete or slow-moving inventory based on changes in customer demand and technology developments. Inventory on hand at March 31, 2019 and December 31, 2018 has been fully reserved reflecting a reserve of $1,747,000.

Right to use building asset

The FASB issued ASU No. 2016-02, “Leases,” which requires a lessee to recognize on its balance sheet the assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset is recognized related to the Company's ability to retain the economic benefits and control of the underlying asset. A corresponding liability is recognized related to the Company's obligation to make lease payments over the term of the lease.

The standard became effective for the Company January 1, 2019. The Company utilized the modified retrospective approach to measure the right-to-use operating lease agreement associated with the office building used for our business operations located in Rochester, New York and utilized the practical expedient to not separate lease components from non-lease components. The adoption of this accounting standard did not impact our consolidated loss from operations and had no impact on cash flows.

Software, Property and Equipment: Capitalized software, property and equipment are stated at cost. Estimated useful lives are as follows:

Software (in years)		3
Office equipment (in years)	5	-	7
Leasehold improvements	lesser of useful life or lease term

Depreciation and amortization are computed using the straight-line method. Betterments, renewals and significant repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense). Depreciation and software amortization expense for the three months ended March 31, 2019 and 2018 amounted to $11,000 and $44,000, respectively.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at March 31, 2019 and December 31, 2018. The carrying amount of cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The senior convertible notes can be converted into common stock with an underlying value of $5,454,000 as of March 31, 2019 based on the trading price on March 31, 2019.

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

The Company's net revenue is derived primarily from domestic customers.  For the three months ended March 31, 2019 net revenue from products transferred over time amounted to $7,000 and there was no revenue from products transferred at a point in time. One customer accounted for 89% of total Z-Coach subscription sales made during the three months ended March 31, 2019. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

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

Engineering and Development and Patents: Engineering and development costs and patent expenses are charged to operations as incurred. Engineering and development include personnel-related costs, materials and supplies, depreciation and consulting services. Patent costs for the three months ended March 31, 2019 and 2018 amounted to $10,000 and $31,000, respectively, and are included in general and administrative expenses.

Stock-based Compensation: FASB Accounting Standards Codification (“ASC”) 718-10 requires all share-based payments to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values on the grant date. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with ASC 718-10. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of March 31, 2019, and December 31, 2018, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At March 31, 2019 and 2018, we excluded 96,927,383 and 84,560,427 potential common shares, respectively, relating to convertible preferred stock, convertible notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at March 31, 2019 and 2018 as the conditions for their vesting are not time-based.

NOTE 3 – INVENTORY AND RELATED VENDOR LIABILITY

The Company had the following inventory held at our manufacturing vendor and on hand as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Raw materials	$1,678,000	$1,678,000
Finished goods	69,000	69,000
	1,747,000	1,747,000
Less: Reserve for quality	(1,747,000)	(1,747,000)
Inventory (net)	$-	$-

Liability for inventory held at vendor	$1,462,000	$1,462,000

During 2017, the Company initiated a purchase order with a third-party vendor to manufacture and assemble the myCadian watch. In connection with this agreement, the Company agreed to a cancellation charge for products purchased on behalf of the Company in the instance that the purchase order is subsequently modified, delayed or cancelled. The Company has recorded $1,678,000 in inventory and components which were purchased by the vendor on our behalf and a related liability of $1,462,000 for amounts payable in connection with this agreement.

During the 2018, the Company recorded an additional reserve of $1,741,000 in connection with a review of inventory on-hand.  This recognizes a reserve for myCadian related components and finished goods on hand at that date. Management will continue to evaluate this reserve in future reporting periods.

NOTE 4 - SENIOR CONVERTIBLE NOTES AND WARRANTS

At March 31, 2019, the Company had $9,610,000 in convertible notes outstanding which have been presented net of unamortized debt discounts of $2,455,000, resulting in a carrying value of $7,155,000. As of December 31, 2018, the Company had $9,160,000 in convertible notes outstanding, presented net of unamortized debt discounts of $2,557,000 resulting in a carrying value of $6,603,000. Scheduled maturities on the Company’s convertible note are: none in the twelve months ending December 31, 2019 and 2020; $2,990,000 in the twelve months ending December 31, 2021; $2,775,500 in the twelve months ending in December 31, 2022; $3,395,000 in the twelve months ending December 31, 2023 and $450,000 thereafter.

Included in the face value of convertible notes outstanding at March 31, 2019 and December 31, 2018, the Company had outstanding $2,252,500 in convertible notes payable to six of our directors and $1,170,000 in convertible notes payable to an investor that is deemed an affiliate.

	Total	JULY 2018 Convertible Notes	2018 Convertible Notes	2017 6% Convertible Notes	2016 6% Convertible Notes
Face value December 31, 2018	$9,160,000	$1,175,000	$625,000	$4,370,000	$2,990,000
Notes issued in current period	450,000	450,000	-	-	-
Face value March 31, 2019	$9,610,000	$1,625,000	$625,000	$4,370,000	$2,990,000

Debt discount December 31, 2018	$(2,557,000)	$(360,000)	$(231,000)	$(456,000)	$(1,510,000)
Debt discount on notes issued in current period	(63,000)	(63,000)	-	-	-
Amortization of discount reported as interest	165,000	13,000	11,000	15,000	126,000
Debt discount March 31, 2019	$(2,455,000)	$(410,000)	$(220,000)	$(441,000)	$(1,384,000)

Senior Convertible Notes (net)	$7,155,000	$1,215,000	$405,000	$3,929,000	$1,606,000

JULY 2018 Convertible Notes

In July 2018, the board of directors authorized the issuance of up to $2.5 million in non-interest bearing Senior Convertible Promissory Notes and Warrants (the “JULY 2018 Convertible Notes”) in connection with the July 24, 2018 Securities Purchase Agreement (the “JULY 2018 SPA”). The JULY 2018 Convertible Notes have a five-year maturity.

The conversion rate of the notes was fixed at $0.25 per share as determined at the close of business on July 24, 2018. Investors in this offering were granted warrants to purchase warrants equal to 10% or 25% of the number of shares issuable upon the conversion of the notes based upon the amount of their investment. The warrants have a fixed exercise price of $0.25 and a ten-year term from the date of issuance. The notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933 as amended (the "Securities Act") and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

During the three month period ending March 31, 2019, the Company issued $450,000 in new notes and allocated $63,000 of the proceeds to debt discount based on the computed fair value of the warrants and the debt issuance costs on the date of investment.  During the three month periods ending March 31, 2019 and March 31, 2018, the Company recorded $13,000 and $0 respectively, in interest expense which reflects the amortization of debt discount.

2018 Convertible Notes

In May 2018, the board of directors authorized the issuance of up to $1 million in non-interest bearing Senior Convertible Promissory Notes and Warrants (the “2018 Convertible Notes”) in connection with the May 8, 2018 Securities Purchase Agreement (the “2018 SPA”). The 2018 Convertible Notes have five-year maturity. On July 19, 2018, the Company’s board approved a resolution to complete this offering. Investments received on the 2018 SPA totaled $625,000 and included the issuance of 460,000 common stock warrants.

The conversion rate of the notes was fixed at $0.25 per share as determined at the close of business on May 8, 2018. Investors in this offering were granted warrants to purchase warrants equal to 10% or 25% of the number of shares issuable upon the conversion of the notes based upon the amount of their investment. The warrants have a fixed exercise price of $0.25 and a ten-year term from the date of issuance. The notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933 as amended (the "Securities Act") and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

During the three month periods ending March 31, 2019 and March 31, 2018, the Company recorded $11,000 and $0, respectively in interest expense which reflects the amortization of debt discount.

2017 Convertible Notes

The board of directors authorized the issuance of up to $5 million in 6% Senior Convertible Promissory Notes and Warrants (the “2017 Convertible Notes”) in connection with the May 31, 2017 Securities Purchase Agreement (as amended, the “2017 SPA”). Total investments received on the 2017 SPA totaled $4,420,000 and included the issuance of 2,307,207 common stock warrants. The 2017 Convertible Notes have a five-year maturity and a fixed annual interest rate of 6%. Investors in this offering were granted warrants to purchase warrants equal to 10% or 25% of the number of shares issuable upon the conversion of the notes based upon the amount of their investment.

The 2017 Convertible Notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

During the three month period ending March 31, 2019 the Company recorded $80,000 in interest expense including $15,000 of amortization of debt discount. During the three month period ended March 31, 2018, the Company recorded $74,000 in interest expense including $21,000 of amortization of debt discount.

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

During the period ending March 31, 2019, the Company recorded $169,000 in interest expense including amortization of debt discount of $126,000. During the three month period ended March 31, 2018 the Company recorded $163,000 in interest expense including amortization of debt discount of $118,000.

NOTE 5 – UNSECURED SUBORDINATED PROMISSORY NOTES

During the first quarter of 2018, the Company issued $125,000 in unsecured subordinated promissory notes to the Company’s Chief Executive Officer and to another board member. These notes bear an interest rate of 6% per annum and have a maturity date of ninety days from the date of grants.

NOTE 6 – RIGHT-TO-USE BUILDING ASSET

The FASB issued ASU No. 2016-02, “Leases,” which requires a lessee to recognize in its balance sheet the assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset is recognized related to the right to use the underlying asset and a liability is recognized related to the obligation to make lease payments over the term of the lease. The standard became effective for the Company January 1, 2019. The Company utilized the modified retrospective approach to measure the right-to-use operating lease agreement associated with the office building used as our headquarters located in Rochester, New York. The adoption of this accounting standard did not impact our consolidated loss from operations and had no impact on cash flows.

The Company measured the present value of future lease costs at $257,000 which included monthly rental, common area costs, and taxes in measuring the present value of the right-to-use building asset on January 1, 2019. The Company assumed an incremental borrowing rate of 6% as the building lease agreement does not include an implicit rate. The right-to-use asset includes two, one year renewal options that run through May 2021.

Operating lease costs for the first quarter of 2019 were $30,000 with future maturing lease liabilities as follows: 2019: $85,000 for the remaining nine months of 2019; $114,000 in 2020 and $57,000 in 2021. Total future lease payments are $256,000 including imputed interest of $18,000.

NOTE 7 - SOFTWARE

The Company investments in software for the CURA system are amortized over an estimated useful life of 3 years. Amortization expense recognized for the three months ended March 31, 2019 and 2018 was $4,000 and $31,000, respectively. The net value of capitalized software at March 31, 2019 and 2018 was $6,000 and $71,000, respectively. Future amortization expense is expected to be $6,000 in 2019.

NOTE 8 - PROPERTY AND EQUIPMENT

At March 31, 2019 and December 31, 2018 property and equipment consist of the following:

	March 31, 2019	December 31, 2018
Office equipment	$249,000	$249,000
Shop equipment	182,000	182,000
Leasehold improvements	253,000	253,000
	684,000	684,000
Less accumulated depreciation	(629,000)	(622,000)
Net property and equipment	$55,000	$62,000

Depreciation expense for the three months ending March 31, 2019 and 2018 was $7,000 and $13,000 respectively.

NOTE 9 - BUSINESS SEGMENTS

The Company has two operating business segments. The CURA business operates in the fatigue management industry and the Aegis business is focused in the power and hydraulic industry.

Segment information for the three months ending March 31, 2019 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$7,000	$-	$-	$7,000
Earnings on revenue	1,000	-	-	1,000
Total costs and expenses	339,000	169,000	367,000	875,000
Loss from operations	338,000	169,000	367,000	874,000
Interest and other expense	-	-	274,000	274,000
Net loss	$338,000	$169,000	$641,000	$1,148,000

Stock based compensation	$8,000	$8,000	$43,000	$59,000
Depreciation and amortization	$6,000	$5,000	$-	$11,000
Assets at March 31, 2019	$9,000	$50,000	$296,000	$355,000

Segment information for the three months ending March 31, 2018 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$8,000	$-	$-	$8,000
Loss on revenue	29,000	-	-	29,000
Total costs and expenses	523,000	131,000	376,000	1,030,000
Loss from operations	552,000	131,000	376,000	1,059,000
Interest and other expense	-	-	236,000	236,000
Net loss	$552,000	$131,000	$612,000	$1,295,000

Stock based compensation	$(16,000)	$2,000	$16,000	$2,000
Depreciation and amortization	$37,000	$5,000	$2,000	$44,000
Assets at March 31, 2018	$1,860,000	$70,000	$227,000	$2,157,000

NOTE 10 - PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the three months ending March 31, 2019 we issued 35,996 shares of common stock at $0.25 per share in payment of interest on the Company’s 2016 and 2017 Convertible Notes. During the three months ended March 31, 2018 we issued 80,000 shares of common stock in connection with a conversion notice received from a Series C-3 convertible preferred stockholder.

Preferred Stock

Our certificate of incorporation permits the Company to issue up to 100,000,000 shares of $.01 par value preferred stock.

Class A Preferred Stock

At March 31, 2019 and December 31, 2018 there were 468,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 459,512 outstanding shares of Class A Preferred stock was $2,576,000 at March 31, 2019 and $2,530,000 at December 31, 2018.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred stockholders, Class A Preferred stockholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred stockholders’ liquidation preference was $2,576,000 and $2,530,000 at March 31, 2019 and December 31, 2018, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

Class B Preferred Stock

At March 31, 2019 and December 31, 2018, there were 67,500 outstanding shares of Class B Preferred stock. The value of dividends payable upon the conversion of the outstanding shares of Class B Preferred stock was $462,000 at March 31, 2019 and $454,000 at December 31, 2018.

In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred stockholders and our Class A Preferred stockholders, Class B Preferred stockholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred stockholders’ liquidation preference was $462,000 and $454,000 at March 31, 2019 and December 31, 2018, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

Series C Preferred Stock

At March 31, 2019 and December 31, 2018, there were 15,687,500 shares of Series C Preferred stock outstanding. The value of the Series C Preferred stockholders’ liquidation preference was $6,275,000 at March 31, 2019 and at December 31, 2018.

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

Series C-2 Preferred Stock

At March 31, 2019 and December 31, 2018, there were 24,500,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred stockholders’ liquidation preference was $4,900,000 at March 31, 2019 and December 31, 2018.

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

Series C-3 Preferred Stock

At March 31, 2019 and December 31, 2018, there were 3,268,000 shares of Preferred C-3 stock outstanding. The Company issued 6,042,000 shares of Series C-3 Voting Convertible Preferred Stock in a private placement transaction during 2016.

NOTE 11 - STOCK OPTIONS

2016 Stock Option Plan   The shareholders approved the 2016 Stock Option Plan (the “2016 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2016 Plan: non-qualified stock options and incentive stock options. As of March 31, 2019, 1,220,000 options have been granted under the 2016 plan and 1,780,000 options are available for future grant.

2011 Stock Option Plan    The shareholders approved the 2011 Stock Option Plan (the “2011 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified stock options and incentive stock options. As of March 31, 2019, there are 91,500 options are available for future grant under the 2011 Plan.

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

During the three months ended March 31, 2019, no stock options were granted. During the three months ended March 31, 2018, 150,000 stock options were granted.

Non-Plan Options   On occasion, we have granted non-qualified stock options to certain officers, directors and employees that have been outside of established Company Stock Option Plans. All such option grants have been subsequently authorized by shareholder approval.

Summary   For the three months ended March 31, 2019 and 2018, compensation expense related to stock option awards amounted to $59,000 and $2,000, respectively. As of March 31, 2019, there was approximately $238,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average of 1.1 years.

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2019 and 2018 was zero and $0.33, respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2019 and 2018 was approximately $4,000 and $22,000, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2019	2018
Expected term (years)	-	6.3
Expected forfeiture rate	-	0%
Risk-free rate	-	2.6%
Volatility	-	130%
Dividend yield	-	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the quarter ended March 31, 2019:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Outstanding at January 1, 2019	11,028,500	$0.49	3.8	$94,000
Granted	-	-
Exercised	-	-
Canceled or expired	-	-

Outstanding at March 31, 2019	11,028,500	$0.49	3.5	$-

Exercisable at March 31, 2019	7,068,500	$0.58	2.7	$-

During the quarter ended March 31, 2019, no options were granted, exercised, cancelled or expired unexercised. During the quarter ended March 31, 2018, no options were exercised, or expired unexercised. During the quarter ended March 31, 2018, the Company cancelled 191,875 options as a result of employee turnover. As of March 31, 2019, there were 2,908,500 stock options outstanding under the 2011 Plan, 2,048,500 of which were vested at that date; leaving 91,500 options available for future grant under the 2011 Plan. Also, as of March 31, 2019, there were 1,220,000 stock options outstanding under the 2016 Plan, 270,000 of which were vested at that date; leaving 1,780,000 options available for future grant under the 2016 Plan.

As of March 31, 2019, the exercise prices of all outstanding stock options ranged from $.22 per share to $1.58 per share.

NOTE 12 - WARRANTS

The following summarizes the activity of our outstanding warrants for the three months ended March 31, 2019:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value

Outstanding at January 1, 2019	7,381,707	$0.46	(A)	7.0	(B)	$39,000
Granted	330,000	0.25
Exercised	-	-
Canceled or expired	-	-

Outstanding at March 31, 2019	7,711,707	$0.45	(A)	6.9	(B)	$31,000

Exercisable at March 31, 2019	7,070,786	$0.44		7.0	(C)	$30,000

(A)	The weighted average exercise price for warrants outstanding as of March 31, 2019 and 2018 excludes 1,750,000 warrants in each period with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of March 31, 2019 and 2018 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of March 31, 2019, and 2018 excludes 118,500 warrants with no expiration date.

 NOTE 13 - RELATED PARTY TRANSACTIONS

As of March 31, 2019, and December 31, 2018, the Company had outstanding $2,252,500 in principal amounts of senior convertible notes held by six members of our board of directors. These notes represent 7,888,378 of potential shares of common stock at March 31, 2019 and December 31, 2018. Underlying warrants outstanding associated with these notes represent 1,239,285 of potential shares of common stock at March 31, 2019 and December 31, 2018.

During the first quarter of 2019, the Company issued unsecured subordinated promissory notes totaling $125,000 to our Chief Executive Officer and to a board member. These notes have a ninety day term and accrued interest at 6% per annum.

NOTE 14 - SUBSEQUENT EVENTS

JULY 2018 Convertible Notes

Subsequent to March 31, 2019, the Company issued $50,000 in new JULY 2018 Convertible Notes and 20,000 warrants.

Unsecured Subordinated Promissory Notes with Related Party

On each of April 4, 2019 and May 1, 2019, the Company entered into $100,000 unsecured subordinated promissory notes with Richard A. Kaplan the Company’s Chief Executive Officer and a director of the Company. The maturity date of the first note is July 3, 2019, and the maturity date of the second note is July 30, 2019.  Interest accrues on the outstanding notes at a rate of 6% per annum.

Common shares Issued in Payment of Interest Expense

Subsequent to March 31, 2019, the Company issued 34,356 shares of common stock representing $8,589 in payment of interest to noteholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, the successful commercialization of our products, general domestic and global economic conditions, government and environmental regulations, competition and customer strategies, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements set forth herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see below and in “Risk Factors” in Item 1A of our 2018 annual report on Form 10-K.

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

During 2018, the Company released an APP that utilizes the CURA algorithm with a Fitbit device with a consumer focus.  The APP was further developed throughout 2018 and 2019 to expand the reporting capabilities to other devices and to include an API for corporate users. The Company anticipates updated software for the APP and the API in the second quarter of 2019 in anticipation of mid-year 2019 CURA product sales.  We believe this will greatly improve the ease of use and the customer experience.  We have also modified our pricing structure which we believe makes it much more attractive to potential customers.

CurAegis has engaged sleep study experts and neurologists to assist with the analysis and validation of our technologies. The Company believes a solutions approach can be created to indicate a “degradation of alertness” and thus give immediate and important information to the user and other parties. Action taken upon a warning of a change in alertness will lead to a better and safer environment. The CURA System is designed to provide real-time alertness monitoring that addresses sleep and fatigue management solutions. This is especially important when an individual’s alertness is essential in properly performing tasks, fulfilling responsibilities and averting disasters.  The Company has filed for patent protection for these inventions.

The CURA platform is designed to predict and detect a degradation of alertness in a user and reveal sleep and fatigue problems. The CURA platform will include:

●	a proprietary tool to guide users and third parties about the alertness of the wearer,
●	a risk assessment that identifies the degradation of alertness potentially affecting the wearer’s ability to perform tasks,
●	an assessment for alertness and sleep,
●	real-time reporting that distills complex data into actionable information on mobile and desktop platforms,
●	predictive reporting for a user to take action when alertness begins to wane, before fatigue becomes dangerous,
●	flexible settings to provide employers a customized tool within existing safety definitions and to create protocols for a unique environment, and
●	pricing that makes it affordable across a broad-based workforce.

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

Aegis Division: Hydraulic Pump

During 2018 the Company initiated discussions with a major hydraulics manufacturer ("the Manufacturer") to evaluate our hydraulics technology.  After several productive discussions, the Manufacturer and the Company signed a Memorandum of Understanding ("the MOU") to evaluate an investment in the AEGIS technologies.  The Company and the Manufacturer continued discussions through March 18, 2019 when it was determined that the parties had not been able to reach an agreement to proceed. In April 2019, the Company engaged an investment banking firm to provide financial advisory services in connection with a potential sale of the Aegis technologies. Management believes these are valuable assets and will prioritize receiving a fair price for them.

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

The Aegis engineering team has completed a production prototype and is working to align the prototype capability with specific customer applications. The Company has achieved significant milestones in the design and testing of this prototype in recent years. Engineering testing, design and expansion of pump and motor functionality is continuing.

We have invested in software, test equipment and personnel to enhance our development efforts of our hydraulic pump to improve performance while maintaining the advantages we have in weight and scale. We maintain our own testing facility, which eliminates the necessity of third party testing fees and support. Our engineering and design team has progressively made adjustments to the valve and piston technology and these changes have resulted in improvement in the measured efficiency of the pump. We have filed for patent protection for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process.  We will continue to design modifications to enhance the overall pump technology.

Results of Operations for the Three Months ended March 31, 2019 and 2018

Revenue, Cost of Revenue and Margin (loss) on Revenue

	For the Three Months Ended March 31,		Variance
	2019	2018	Incr (decr)
Revenue	$7,000	$8,000	$(1,000)
Cost of revenue	6,000	37,000	(31,000)
Margin (loss) on revenue	$1,000	$(29,000)	$30,000

During the three months ended March 31, 2019, the Company recorded $7,000 in revenue from Z-Coach stand-alone sales. During the three months ended March 31, 2018 the Company recorded $4,000 in Z-Coach stand-alone sales and $4,000 in pilot revenue from the CURA System.

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

During the three months ended March 31, 2019, nine Z-Coach subscriptions were sold to two customers resulting in total customer sales of $1,000. As of March 31, 2019, and December 31, 2018, the Company has deferred revenue of $4,000 and $9,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $6,000 and $37,000 in cost of revenue during the three months ended March 31, 2019 and 2018, respectively. The cost of revenue includes software amortization and hosting fees incurred to provide the Z-Coach product to subscribers. Hosting and related costs were $2,000 and $5,000 in the first quarters of 2019 and 2018, respectively. Software amortization was $4,000 and $31,000 in the first quarters of 2019 and 2018, respectively. Capitalized software of $300,000 was fully amortized during the third quarter of 2018. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months. Future amortization cost of capitalized software of $6,300 will be fully amortized by December 31, 2019.

Engineering and Development Costs and Expenses

	For the Three Months Ended March 31,		Variance
	2019	2018	Incr (decr)
Wages and benefits	$165,000	$250,000	$(85,000)
Professional fee and advisors	129,000	129,000	-
Parts and shop supplies	12,000	22,000	(10,000)
Computer and software maintenance	7,000	12,000	(5,000)
Depreciation and amortization	7,000	10,000	(3,000)
Other costs and expenses	-	3,000	(3,000)
	320,000	426,000	(106,000)
Stock based compensation	11,000	(21,000)	32,000
Total Engineering and Development	$331,000	$405,000	$(74,000)

Engineering and development expenses for the three months ended March 31, 2019 amounted to $331,000 as compared to $405,000 in the three months ended March 31, 2018. The decrease in wages and benefits, parts and shop supplies is a result of more focused engineering efforts as the Company gets closer to product commercialization. Engineering headcount totaled seven and eight professionals, respectively as of March 31, 2019 and 2018. During the first quarter of 2018, the Company recognized a reduction in stock compensation due to forfeitures as a result in employee turnover during the quarter.

General and Administrative Costs and Expenses

	For the Three Months Ended March 31,		Variance
	2019	2018	Incr (decr)
Wages and benefits	$250,000	$378,000	$(128,000)
Professional fees and advisors	87,000	75,000	12,000
Facilities and occupancy	41,000	43,000	(2,000)
Outbound sales services	62,000	-	62,000
Patents	10,000	31,000	(21,000)
Insurance	20,000	20,000	-
Conferences and travel	7,000	11,000	(4,000)
Computer expense	8,000	12,000	(4,000)
Shareholder support	6,000	18,000	(12,000)
Depreciation and amortization	-	2,000	(2,000)
Other costs and expenses	5,000	12,000	(7,000)
	496,000	602,000	(106,000)
Stock based compensation	48,000	23,000	25,000
Total General and Administrative	$544,000	$625,000	$(81,000)

General and administrative expense for the three months ended March 31, 2019 amounted to $544,000 compared to $625,000 in the three months ended March 31, 2018. The decrease of $81,000 of spending in the three months ended March 31, 2019 is attributed to headcount decreases in our sales and operations teams offset by an investment in a third party outbound sales team. Patent costs have decreased since the comparable period in 2018 reflecting the timing of technology development and filings in international and domestic locations. General and administrative headcount was nine and fourteen, respectively, at March 31, 2019 and 2018.

Other Income and Expense

	For the Three Months Ended March 31,		Variance
	2019	2018	Incr (decr)
Interest expense	$274,000	$237,000	$37,000
Other income	-	1,000	(1,000)
	$274,000	$236,000	$38,000

During the three months ended March 31, 2019, the Company recognized $274,000 in interest expense on the convertible notes which includes $165,000 of amortization on debt discount that is classified as interest expense. Also included in interest expense is $1,000 from 6% unsecured subordinated promissory notes. During the three months ended March 2018, the Company recognized $98,000 in interest expense on the convertible notes and $139,000 of amortization on debt discount offset by $1,000 in income on disposed assets.

The increase in interest expense in the first quarter of 2019 reflects an increase of $334,000 in outstanding principal of 2017 convertible notes that bear interest at 6% per annum resulting in increased interest expense year over year. The increase also reflects an increase in debt discount related to newly issued convertible debt of $501,000 resulting in increased amortization of debt discount reported as interest.

Net Loss for the three months ended March 31, 2019 and 2018

The net loss for the three months ended March 31, 2019 was $1,148,000, compared with a net loss in the three months ended March 31, 2018 of $1,295,000. The net loss attributable to common stockholders for the three months ended March 31, 2019 was $1,202,000 compared to $1,349,000 for the three months ended March 31, 2018.

The weighted average basic and diluted common shares outstanding amounted to 50,401,000 and 49,031,000 for each of the three months ended March 31, 2019 and 2018, respectively. The increase in weighted average basic and diluted shares in the first quarter of 2019 reflects warrants issued on convertible notes and option grants granted since the first quarter of 2018. Basic and diluted loss per common share for each of the three months ended March 31, 2019 and 2018 were $0.02 and $0.03 respectively.

Preferred stock dividends $54,000 were recorded in the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of March 31, 2019, the Company had cash on-hand of $51,000, a decrease of $2,000 since the beginning of the year. During the three months ended March 31, 2019 we used $577,000 of cash in operating activities. A net loss of $1,148,000 was adjusted for $244,000 in non-cash expenses for: depreciation, amortization, stock-based compensation and interest paid in shares during the quarter. The Company reported $327,000 in changes in working capital components during the three months ended March 31, 2019.  The decrease in cash used in operations in the first quarter of 2019 compared to the first quarter of 2018 was driven by: the decrease in the net loss during the first quarter, increase in amortization of debt discount reported as interest, increase in stock compensation expense combined with the increase in accounts payable and other current liabilities.

During the first quarter of 2019, the Company issued $450,000 in new convertible debt and $125,000 in unsecured subordinated promissory notes resulting in $575,000 in cash provided by financing activities. During the first quarter of 2018, the Company generated $1,200,000 in cash from financing activities from the issuances of 2017 Convertible Notes.

Current Cash Outlook and Management Plans

As of March 31, 2019, we have cash on hand of $51,000, negative working capital of $2,511,000, a stockholders’ deficit of $9,497,000 and an accumulated deficit of $88,297,000. During the first quarter of 2019 we raised $575,000 in proceeds through the issuance of convertible notes and subordinated promissory notes. The proceeds from these debt issuances have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2019 cash needs will be $3 to $3.5 million, based on its current development and product plans. As of March 31, 2019, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

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

The Company’s ability to fund its current and future commitments from its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division; (ii) monetization of our hydraulic technologies or; (iii) decrease engineering and development and administrative expenses. If these and other factors are not met, the Company will need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no assurances, management believes that sources for these additional funds will be available through either current or future investors.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of March 31, 2019, and December 31, 2018, there were no accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of March 31, 2019, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have no significant changes in our internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued $50,000 of JULY 2018 Convertible Notes and warrants during the period from April 1, 2019 through the filing of this quarterly report on Form 10-Q.

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

3.1

Certificate of Incorporation, incorporated by reference to Form 10-SB/A, Registration Statement, registering Company’s $.01 par value common stock under section 12(g) of the Securities Exchange Act of 1934.

3.2	Certificate of Amendment to the Certificate of Incorporation dated August 30, 2000, incorporated by reference to Form SB-2 filed October 19, 2000.

3.3	Certificate of Correction dated March 22, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002.

3.4	By-laws as amended on January 24, 2002, incorporated by reference to Form 10-KSB filed for fiscal year ended December 31, 2002.

3.5

Certificate of Amendment to the Certificate of Incorporation dated October 21, 2004 setting forth terms and conditions of Class B Preferred, incorporated by reference to Form 10-QSB filed for fiscal quarter ended December 31, 2004.

3.6

Certificate of Amendment to the Certificate of Incorporation dated January 26, 2007 increasing authorized common shares from 40,000,000 to 400,000,000, incorporated by reference to Form 10-K filed for fiscal year ended December 31, 2006.

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
None.

101

The following materials from CurAegis Technologies, Inc.’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2019 and 2018 (ii) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2019 and 2018, and (iv) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS, INC.
Dated: May 15, 2019	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

Dated: May 15, 2019	By:	/s/ Kathleen A. Browne
Kathleen A. Browne,
Chief Financial and Accounting Officer