Form 10-Q
period 2019-06-30
CurAegis Technologies, Inc.
filed 2019-08-09
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 9, 2019
Common Stock, $0.01 par value	50,698,674

 CURAEGIS TECHNOLOGIES, INC.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current Assets:
Cash	$36,000	$53,000
Inventory (net)	-	-
Prepaid expenses and other current assets	4,000	25,000
Total current assets	40,000	78,000

Right to use building asset (net)	205,000	-
Property and equipment (net)	48,000	62,000
Software (net)	4,000	10,000
Total non-current assets	257,000	72,000

Total Assets	$297,000	$150,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Liability for inventory	$1,477,000	$1,462,000
Accounts payable	462,000	323,000
Promissory notes payable	425,000	-
Accrued interest	310,000	166,000
Senior convertible notes (net)	285,000	-
Current right-to-use obligation	147,000	-
Other current liabilities	48,000	40,000
Accrued wages and benefits	47,000	35,000
Total current liabilities	3,201,000	2,026,000

Non-current right-to-use obligation	102,000	-
Senior convertible notes (net)	7,387,000	6,603,000
Total Liabilities	10,690,000	8,629,000

Commitments and other matters	-	-

Stockholders' Deficiency:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C, voting, convertible, no dividend, shares issued and outstanding at June 30, 2019 and December 31, 2018: 15,687,500 and 15,687,500, respectively	157,000	157,000
Series C-2, voting, convertible, no dividend, shares issued and outstanding at June 30, 2019 and December 31, 2018: 24,500,000 and 24,500,000, respectively	245,000	245,000
Series C-3, voting, convertible, no dividend, shares issued and outstanding at June 30, 2019 and December 31, 2018: 3,268,000 and 3,268,000, respectively	33,000	33,000
Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at June 30, 2019 and December 31, 2018: 468,221 and 468,221, respectively	5,000	5,000
Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at June 30, 2019 and December 31, 2018: 67,500 and 67,500, respectively	1,000	1,000

Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at June 30, 2019 and December 31, 2018: 50,529,701 and 50,364,549, respectively	505,000	504,000
Additional paid-in capital	77,923,000	77,725,000
Accumulated deficit	(89,262,000)	(87,149,000)
Total Stockholders' Deficiency	(10,393,000)	(8,479,000)

Total Liabilities and Stockholders' Deficiency	$297,000	$150,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Revenue and Cost of revenue:
CURA revenue	$2,000	$8,000	$9,000	$16,000
Cost of revenue	3,000	33,000	9,000	70,000
Loss on revenue	(1,000)	(25,000)	-	(54,000)

Costs and expenses:
Engineering and development	218,000	329,000	549,000	734,000
General and administrative	443,000	529,000	987,000	1,154,000
Total costs and expenses	661,000	858,000	1,536,000	1,888,000
Loss from operations	(662,000)	(883,000)	(1,536,000)	(1,942,000)

Non-operating expense:
Interest expense	(304,000)	(259,000)	(578,000)	(496,000)
Other income	1,000	-	1,000	1,000
Non-operating expense	(303,000)	(259,000)	(577,000)	(495,000)

Loss before income taxes	(965,000)	(1,142,000)	(2,113,000)	(2,437,000)
Income taxes	-	-	-	-
Net loss	(965,000)	(1,142,000)	(2,113,000)	(2,437,000)

Preferred stock dividends	54,000	54,000	108,000	108,000
Net loss attributable to common stockholders	$(1,019,000)	$(1,196,000)	$(2,221,000)	$(2,545,000)

Net loss per common share attributable to common stockholders
Basic and Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.05)
Weighted average number of shares of common stock
Basic and Diluted	50,478,000	49,571,000	50,456,000	49,302,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

					For the Three and Six Months Ended June 30, 2019

	Class C Preferred Stock		Class C-2 Preferred Stock		Class C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance At January 1, 2019	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,364,549	$504,000	$77,725,000	$(87,149,000)	$(8,479,000)

Issuance of warrants with convertible note													63,000		63,000
Stock-based compensation													59,000		59,000
Common Shares issued for interest											35,996		8,000		8,000
Net Loss														(1,148,000)	(1,148,000)
Balance At March 31, 2019	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,400,545	$504,000	$77,855,000	$(88,297,000)	$(9,497,000)

Issuance of warrants with convertible note													2,000		2,000
Beneficial conversion feature on convertible notes
Stock-based compensation													45,000		45,000
Common Shares issued for interest											39,156		10,000		10,000
Common Shares issued with 2019 convertible notes											90,000	1,000	11,000		12,000
Net Loss														(965,000)	(965,000)
Balance At June 30, 2019	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,529,701	$505,000	$77,923,000	$(89,262,000)	$(10,393,000)

					For the Three and Six Months Ended June 30, 2018

Balance At January 1, 2018	15,937,500	$159,000	25,000,000	$250,000	3,388,000	$34,000	468,221	$5,000	67,500	$1,000	48,979,546	$490,000	$76,494,000	$(80,841,000)	$(3,408,000)

Conversion Preferred C3 to common stock					(80,000)	(1,000)					80,000	1,000			-
Issuance of warrants with convertible note													208,000		208,000
Beneficial conversion feature on convertible notes													11,000		11,000
Stock-based compensation													2,000		2,000
Net Loss														(1,295,000)	(1,295,000)
Balance At March 31, 2018	15,937,500	$159,000	25,000,000	$250,000	3,308,000	$33,000	468,221	$5,000	67,500	$1,000	49,059,546	$491,000	$76,715,000	$(82,136,000)	$(4,482,000)

Conversion Preferred C to common stock	(250,000)	(2,000)									250,000	2,000			-
Conversion Preferred C2 to common stock			(500,000)	(5,000)							500,000	5,000			-
Conversion Preferred C3 to common stock					(40,000)						40,000	-			-
Issuance of warrants with convertible note													223,000		223,000
Beneficial conversion feature on convertible notes													48,000		48,000
Stock-based compensation													35,000		35,000
Net Loss														(1,142,000)	(1,142,000)
Balance At June 30, 2018	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	49,849,546	$498,000	$77,021,000	$(83,278,000)	$(5,318,000)

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Cash flows used in operating activities:
Net loss	$(2,113,000)	$(2,437,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount reported as interest	351,000	289,000
Stock-based compensation	104,000	37,000
Depreciation and amortization	72,000	88,000
Interest paid in common stock	18,000	-
Changes in working capital items:
Accounts receivable	-	7,000
Inventory	-	3,000
Prepaid expenses and other current assets	21,000	(22,000)
Liability for inventory	15,000	-
Accounts payable	134,000	55,000
Accrued interest	144,000	78,000
Accrued wages and benefits	12,000	(202,000)
Other accrued liabilities	-	8,000
Net cash used in operating activities	(1,242,000)	(2,096,000)

Cash flows from financing activities:
Proceeds from issuance of senior convertible note	800,000	1,991,000
Proceeds from issuance of unsecured subordinated notes	425,000	-
Net cash provided by financing activities	1,225,000	1,991,000

Net decrease in cash	(17,000)	(105,000)
Cash at beginning of period	53,000	194,000
Cash at end of period	$36,000	$89,000

Supplemental Disclosures:
Right to use asset	$257,000	$-
Cash used for payment of interest expense	$64,000	$128,000
Debt discount related to issuance of convertible notes	$65,000	$494,000

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

Current Cash Outlook and Management Plans

As of June 30, 2019, we have cash on hand of $36,000, negative working capital of $3,161,000, a stockholders’ deficiency of $10,393,000 and an accumulated deficit of $89,262,000. During the six months ended June 30, 2019 we raised $1,225,000 in proceeds through the issuance of promissory notes, convertible notes and warrants. The proceeds from these private placements have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2019 cash needs will be $2.5 to $3 million, based upon the cash used in operations in the first half of 2019. As of June 30, 2019, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

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

The Company’s ability to fund its current and future commitments from its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA division; (ii) generate revenue from the monetization of our hydraulic technologies; or (iii) decrease engineering and development and administrative expenses. If these and other factors are not met, the Company would need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

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

Consolidation: The condensed consolidated financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned). As of June 30, 2019, each of the subsidiaries is non-operational.

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

Inventory: Inventory is stated at the lower of cost or net realizable value with cost determined under the average cost method. We have recorded provisions for excess, obsolete or slow-moving inventory based on changes in customer demand and technology developments. Inventory on hand at June 30, 2019 and December 31, 2018 has been fully reserved reflecting a reserve of $1,747,000.

Depreciation and amortization: Depreciation and amortization are computed using the straight-line method.   Depreciation and amortization expense for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2018
Right-to use building	$ 25,000	$ 52,000	-	-
Software	2,000	6,000	$ 31,000	$ 62,000
Property and equipment	7,000	14,000	13,000	26,000
	$ 34,000	$ 72,000	$ 44,000	$ 88,000

Right to use building asset: The FASB issued ASU No. 2016-02, “Leases,” which requires a lessee to recognize on its balance sheet the assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset is recognized related to the Company's ability to retain the economic benefits and control of the underlying asset. A corresponding liability is recognized related to the Company's obligation to make lease payments over the term of the lease.

The standard became effective for the Company January 1, 2019. The Company utilized the modified retrospective approach to measure the right to use operating lease agreement associated with the office building used for our business operations located in Rochester, New York and utilized the practical expedient to not separate lease components from non-lease components. The adoption of this accounting standard did not impact our consolidated loss from operations and had no impact on cash flows.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at June 30, 2019 and December 31, 2018. The carrying amount of cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The senior convertible notes can be converted into common stock with an underlying value of $4,354,000 as of June 30, 2019 based on the trading price on June 30, 2019.

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

The Company's net revenue is derived primarily from domestic customers.  For the six months ended June 30, 2019 net revenue from products transferred over time amounted to $9,000 and there was no revenue from products transferred at a point in time. For the three months ended June 30, 2019 net revenue from products transferred over time amounted to $2,000 and there was no revenue from products transferred at a point in time. One customer accounted for 100% of total Z-Coach subscription sales made during the three months ended June 30, 2019. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

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

Engineering and Development and Patents: Engineering and development costs and patent expenses are charged to operations as incurred. Engineering and development include personnel-related costs, materials and supplies, depreciation and consulting services. Patent costs for the six months ended June 30, 2019 and 2018 amounted to $21,000 and $56,000, respectively, and are included in general and administrative expenses. Patent costs for the three months ended June 30, 2019 and 2018 amounted to $11,000 and $25,000, respectively, and are included in general and administrative expenses.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of June 30, 2019, and December 31, 2018, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At June 30, 2019 and 2018, we excluded 99,159,056 and 87,941,132 potential common shares, respectively, relating to convertible preferred stock, convertible notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at June 30, 2019 and 2018 as the conditions for their vesting are not time-based.

NOTE 3 – INVENTORY AND RELATED VENDOR LIABILITY

The Company had the following inventory produced by our manufacturing vendor as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Raw materials	$1,678,000	$1,678,000
Finished goods	69,000	69,000
	1,747,000	1,747,000
Less: Reserve for quality	(1,747,000)	(1,747,000)
Inventory (net)	$-	$-

Liability for inventory	$1,477,000	$1,462,000

During 2017, the Company initiated a purchase order with a third-party vendor to manufacture and assemble the myCadian watch. In connection with this agreement, the Company agreed to a cancellation charge for products purchased on behalf of the Company in the instance that the purchase order is subsequently modified, delayed or cancelled. The Company has recorded a reserve of $1,747,000 for inventory and components and a related liability of $1,477,000 for amounts payable to this vendor in connection with this agreement.  Management will continue to evaluate this reserve in future reporting periods.

NOTE 4 - SENIOR CONVERTIBLE NOTES

At June 30, 2019, the Company had $9,960,000 in convertible notes outstanding which have been presented net of unamortized debt discounts of $2,288,000, resulting in a carrying value of $7,672,000. As of December 31, 2018, the Company had $9,160,000 in convertible notes outstanding, presented net of unamortized debt discounts of $2,557,000 resulting in a carrying value of $6,603,000.

Scheduled maturities on the Company’s convertible note are: $300,000 in the twelve months ending December 31, 2019, none in 2020; $2,990,000 in the twelve months ending December 31, 2021; $2,775,500 in the twelve months ending in December 31, 2022; $3,395,000 in the twelve months ending December 31, 2023 and $500,000 thereafter.

Included in the face value of convertible notes outstanding at June 30, 2019 and December 31, 2018, the Company had outstanding $2,252,500 in convertible notes payable to six of our directors and $1,170,000 in convertible notes payable to an investor that is deemed an affiliate.

	Total	2019 6% Notes	JULY 2018 Notes	2018 Notes	2017 6% Notes	2016 6% Notes
Face value December 31, 2018	$9,160,000	$-	$1,175,000	$625,000	$4,370,000	$2,990,000
Notes issued in current period	800,000	300,000	500,000	-	-	-
Face value June 30, 2019	$9,960,000	$300,000	$1,675,000	$625,000	$4,370,000	$2,990,000

Debt discount December 31, 2018	$(2,557,000)	$-	$(360,000)	$(231,000)	$(456,000)	$(1,510,000)
Debt discount issued in current period	(82,000)	(17,000)	(65,000)	-	-	-
Amortization of discount reported as interest	351,000	3,000	32,000	22,000	41,000	253,000
Debt discount June 30, 2019	$(2,288,000)	$(14,000)	$(393,000)	$(209,000)	$(415,000)	$(1,257,000)

Senior Convertible Notes (net)	$7,672,000	$286,000	$1,282,000	$416,000	$3,955,000	$1,733,000

2019 Convertible Notes

In April 2019, the board of directors authorized the issuance of up to $2.5 million aggregate principal amount of 6% Convertible Promissory Notes (the “2019 Convertible Notes”) in connection with the May 28, 2019 Securities Purchase Agreement (the “2019 SPA”). The 2019 Convertible Notes mature on the earlier of: five days after the sale of substantially all of the assets of the Aegis division or five years from the date of issuance.

The conversion rate of the notes is fixed at the greater of: $0.15 per share and the closing market price of the Company’s common stock on the trading day immediately prior to the issuance of the note. Under the 2019 SPA, investors purchase 30,000 shares of common stock for each $100,000 principal amount of 2019 Convertible Notes purchased.

The 2019 Convertible Notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933 as amended (the "Securities Act") and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

The Company issued $300,000 aggregate principal amount of 2019 Convertible Notes and 90,000 shares of common stock during the second quarter of 2019 in connection with this offering. The Company incurred $5,000 in legal fees in connection with this issuance of the 2019 Convertible Notes. During the three-months ending June 30, 2019, the Company recorded $4,000 in interest expense including $3,000 of amortization of debt discount.

JULY 2018 Convertible Notes

In July 2018, the board of directors authorized the issuance of up to $2.5 million in non-interest bearing Senior Convertible Promissory Notes and Warrants (the “JULY 2018 Convertible Notes”) in connection with the July 24, 2018 Securities Purchase Agreement (the “JULY 2018 SPA”). The JULY 2018 Convertible Notes have a five-year maturity. In April 2019, the Company’s board approved a resolution to complete this offering.

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

During the three-months ending June 30, 2019 and June 30, 2018, the Company recorded $19,000 and zero respectively, in interest expense which reflects the amortization of debt discount. During the six-months ending June 30, 2019, the Company issued $500,000 in new notes and allocated $65,000 of the proceeds to debt discount based on the computed fair value of the warrants and the debt issuance costs on the date of investment. During the six-months ending June 30, 2019 and June 30, 2018, the Company recorded $32,000 and zero respectively, in interest expense which reflects the amortization of debt discount.

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

The conversion rate of the notes was fixed at $0.25 per share as determined at the close of business on May 8, 2018. Investors in this offering were granted warrants to purchase common stock equal to 10% or 25% of the number of shares issuable upon the conversion of the notes based upon the amount of their investment. The warrants have a fixed exercise price of $0.25 and a ten-year term from the date of issuance. The notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933 as amended (the "Securities Act") and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

During the three-months ending June 30, 2019 and June 30, 2018, the Company recorded $11,000 and $2,000 respectively in interest expense which reflects the amortization of debt discount. During the six-months ending June 30, 2019 and June 30, 2018, the Company recorded $22,000 and $2,000, respectively in interest expense which reflects the amortization of debt discount.

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

The conversion rate of the 2017 Notes was originally set at $0.50 per share and subsequently modified in November 2018 to $0.333 per share. The related warrants issued in connection with the 2017 Notes were also subsequently modified in November 2018 to $0.333 per share.

The 2017 Convertible Notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

During the three-months ending June 30, 2019 and June 30, 2018 the Company recorded $91,000 and $92,000, respectively, in interest expense including $26,000 and $28,000, respectively, of amortization of debt discount. During the six-months ended June 30, 2019 and June 30, 2018, the Company recorded $171,000 and $166,000, respectively, in interest expense including $41,000 and $ 48,000, respectively, of amortization of debt discount.

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

During the three-months ended June 30, 2019 and June 30, 2018 the Company recorded $172,000 and $165,000, respectively, in interest expense including amortization of debt discount of $127,000 and $120,000, respectively. During the six months ending June 30, 2019 and June 30, 2018, the Company recorded $342,000 and $328,000, respectively, in interest expense including amortization of debt discount of $253,000 and $238,000, respectively.

NOTE 5 - UNSECURED SUBORDINATED PROMISSORY NOTES

During the six months ended June 30, 2019, the Company issued $425,000 aggregate principal amount of unsecured subordinated promissory notes to the Company’s Chief Executive Officer and to another board member. These notes bear an interest rate of 6% per annum and have maturity dates of ninety days from the dates of issuance.

NOTE 6 - RIGHT TO USE BUILDING ASSET

The FASB issued ASU No. 2016-02, “Leases,” which requires a lessee to recognize in its balance sheet the assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset is recognized related to the right to use the underlying asset and a liability is recognized related to the obligation to make lease payments over the term of the lease. The standard became effective for the Company January 1, 2019. The Company utilized the modified retrospective approach to measure the right to use operating lease agreement associated with the office building used as our headquarters located in Rochester, New York. The adoption of this accounting standard did not impact our consolidated loss from operations and had no impact on cash flows.

The Company measured the present value of future lease costs at $257,000, which included monthly rental, common area costs, and taxes, in measuring the present value of the right-to-use building asset on January 1, 2019. The Company assumed an incremental borrowing rate of 6% as the building lease agreement does not include an implicit rate. The right-to-use asset includes two, one-year renewal options that run through May 2021.

Operating lease costs for the first and second quarter of 2019 was $30,000 in each period. Total lease liabilities as follows: 2019: $105,000, $114,000 in 2020 and $47,000 in 2021. Total future lease payments are $267,000 including imputed interest of $20,000.

NOTE 7 - SOFTWARE

The Company investments in software for the CURA system are amortized over an estimated useful life of 3 years. Investments in software for the CURA system are amortized over an estimated useful life of 3 years. The net value of capitalized software at June 30, 2019 and December 31, 2018 was $4,000 and $10,000, respectively. Future amortization expense is expected to be $4,000 in 2019.

NOTE 8 - PROPERTY AND EQUIPMENT

At June 30, 2019 and December 31, 2018 property and equipment consist of the following:

	June 30, 2019	December 31, 2018
Office equipment	$249,000	$249,000
Shop equipment	182,000	182,000
Leasehold improvements	253,000	253,000
	684,000	684,000
Less accumulated depreciation	(636,000)	(622,000)
Net property and equipment	$48,000	$62,000

NOTE 9 - BUSINESS SEGMENTS

The Company has two operating business segments. The CURA business operates in the fatigue management industry and the Aegis business is focused in the power and hydraulic industry.

Segment information for the three months ending June 30, 2019 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$2,000	$-	$-	$2,000
Loss on revenue	(1,000)	-	-	(1,000)
Total costs and expenses	176,000	150,000	335,000	661,000
Loss from operations	(177,000)	(150,000)	(335,000)	(662,000)
Interest and other	-	-	(303,000)	(303,000)
Net loss	$(177,000)	$(150,000)	$(638,000)	$(965,000)

Stock based compensation	$6,000	$5,000	$34,000	$45,000
Depreciation and amortization	$3,000	$5,000	$26,000	$34,000
Assets at June 30, 2019	$6,000	$45,000	$246,000	$297,000

 Segment information for the six months ending June 30, 2019 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$9,000	$-	$-	$9,000
Loss on revenue	-	-	-	-
Total costs and expenses	515,000	319,000	702,000	1,536,000
Loss from operations	(515,000)	(319,000)	(702,000)	(1,536,000)
Interest and other	-	-	(577,000)	(577,000)
Net loss	$(515,000)	$(319,000)	$(1,279,000)	$(2,113,000)

Stock based compensation	$14,000	$13,000	$77,000	$104,000
Depreciation and amortization	$9,000	$10,000	$53,000	$72,000
Assets at June 30, 2019	$6,000	$45,000	$246,000	$297,000

Segment information for the three months ending June 30, 2018 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$8,000	$-	$-	$8,000
Loss on revenue	(25,000)	-	-	(25,000)
Total costs and expenses	373,000	160,000	325,000	858,000
Loss from operations	(398,000)	(160,000)	(325,000)	(883,000)
Interest and other expense	-	-	(259,000)	(259,000)
Net loss	$(398,000)	$(160,000)	$(584,000)	$(1,142,000)

Stock based compensation	$5,000	$26,000	$4,000	$35,000
Depreciation and amortization	$37,000	$5,000	$2,000	$44,000
Assets at June 30, 2018	$1,810,000	$65,000	$144,000	$2,019,000

  Segment information for the six months ending June 30, 2018 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$16,000	$-	$-	$16,000
Loss on revenue	(54,000)	-	-	(54,000)
Total costs and expenses	896,000	291,000	701,000	1,888,000
Loss from operations	(950,000)	(291,000)	(701,000)	(1,942,000)
Interest and other expense	-	-	(495,000)	(495,000)
Net loss	$(950,000)	$(291,000)	$(1,196,000)	$(2,437,000)

Stock based compensation	$(11,000)	$28,000	$20,000	$37,000
Depreciation and amortization	$74,000	$10,000	$4,000	$88,000
Assets at June 30, 2018	$1,810,000	$65,000	$144,000	$2,019,000

NOTE 10 - PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the six months ending June 30, 2019 we issued 75,152 shares of common stock at $0.25 per share in payment of interest on the Company’s 2016 and 2017 Convertible Notes and 90,000 shares of common stock in connection with the issuance of 2019 Convertible Notes. During the six months ended June 30, 2018 we issued 870,000 shares of common stock in connection with a conversion notice received from convertible preferred stockholders.

Preferred Stock

Our certificate of incorporation permits the Company to issue up to 100,000,000 shares of $.01 par value preferred stock.

Class A Preferred Stock

At June 30, 2019 and December 31, 2018 there were 468,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 459,512 outstanding shares of Class A Preferred stock was $2,621,000 at June 30, 2019 and $2,530,000 at December 31, 2018.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred stockholders, Class A Preferred stockholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred stockholders’ liquidation preference was $2,621,000 and $2,530,000 at June 30, 2019 and December 31, 2018, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

Class B Preferred Stock

At June 30, 2019 and December 31, 2018, there were 67,500 outstanding shares of Class B Preferred stock. The value of dividends payable upon the conversion of the outstanding shares of Class B Preferred stock was $471,000 at June 30, 2019 and $454,000 at December 31, 2018.

In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred stockholders and our Class A Preferred stockholders, Class B Preferred stockholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred stockholders’ liquidation preference was $471,000 and $454,000 at June 30, 2019 and December 31, 2018, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

Series C Preferred Stock

At June 30, 2019 and December 31, 2018, there were 15,687,500 shares of Series C Preferred stock outstanding. The value of the Series C Preferred stockholders’ liquidation preference was $6,275,000 at June 30, 2019 and at December 31, 2018.

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

Series C-2 Preferred Stock

At June 30, 2019 and December 31, 2018, there were 24,500,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred stockholders’ liquidation preference was $4,900,000 at June 30, 2019 and December 31, 2018.

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

Series C-3 Preferred Stock

At June 30, 2019 and December 31, 2018, there were 3,268,000 shares of Preferred C-3 stock outstanding.

NOTE 11 - STOCK OPTIONS

2016 Stock Option Plan   The shareholders approved the 2016 Stock Option Plan (the “2016 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2016 Plan: non-qualified stock options and incentive stock options. As of June 30, 2019, 1,220,000 options have been granted under the 2016 plan and 1,780,000 options are available for future grant.

2011 Stock Option Plan    The shareholders approved the 2011 Stock Option Plan (the “2011 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified stock options and incentive stock options. As of June 30, 2019, there are 91,500 options are available for future grant under the 2011 Plan.

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

During the three and six-month periods ended June 30, 2019, no stock options were granted. During the three and six-month periods ended June 30, 2018, 917,500 and 1,067,500 stock options were granted.

Summary   For the three and six-month periods ended June 30, 2019 compensation expense related to stock option awards amounted to $45,000 and $104,000, respectively. For the three and six-months ended June 30, 2018 compensation expense related to stock option awards amounted to $35,000 and $37,000, respectively. As of June 30, 2019, there was approximately $193,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average of 1.0 years.

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2019 and 2018 was zero and $0.25, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2019 and 2018 was approximately $74,000 and $259,000, respectively.

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

The following summarizes the activity of all of our outstanding stock options for the six months ended June 30, 2019:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Outstanding at January 1, 2019	11,028,500	$0.49	3.8	$94,000
Granted	-	-
Exercised	-	-
Canceled or expired	-	-

Outstanding at June 30, 2019	11,028,500	$0.49	3.3	$-

Exercisable at June 30, 2019	7,314,000	$0.56	2.7	$-

During the six months ended June 30, 2019, no options were exercised, cancelled or expired unexercised. During the six months ended June 30, 2018, no options were exercised and 391,875 options were cancelled as a result of employee turn-over. As of June 30, 2019, the exercise prices on outstanding stock options ranged from $.22 per share to $1.58 per share.

NOTE 12 - WARRANTS

The following summarizes the activity of our outstanding warrants for the six months ended June 30, 2019:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value

Outstanding at January 1, 2019	7,381,707	$0.46	(A)	7.0	(B)	$39,000
Granted	350,000	0.25
Exercised	-	-
Canceled or expired	-	-

Outstanding at June 30, 2019	7,731,707	$0.45	(A)	6.7	(B)	$27,000

Exercisable at June 30, 2019	7,106,707	$0.44		6.2	(C)	$27,000

(A)	The weighted average exercise price for warrants outstanding as of June 30, 2019 and 2018 excludes 1,750,000 warrants in each period with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of June 30, 2019 and 2018 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of June 30, 2019, and 2018 excludes 118,500 warrants with no expiration date.

 NOTE 13 - RELATED PARTY TRANSACTIONS

As of June 30, 2019, and December 31, 2018, the Company had outstanding $2,252,500 aggregate principal amount of senior convertible notes held by six members of our board of directors. These notes represent 7,888,378 of potential shares of common stock at June 30, 2019 and December 31, 2018. Underlying warrants outstanding associated with these notes represent 1,239,288 of potential shares of common stock at June 30, 2019 and December 31, 2018.

During the first half of 2019, the Company issued unsecured subordinated promissory notes totaling $425,000 in principal amount to our Chief Executive Officer and to a board member. These notes have a ninety-day term and accrued interest at 6% per annum.

NOTE 14 - SUBSEQUENT EVENTS

Unsecured Subordinated Promissory Note with Related Party

On July 11, 2019, the Company entered into a $50,000 unsecured subordinated promissory note agreement with Richard A. Kaplan the Company’s Chief Executive Officer and a director of the Company. The maturity date of this note is October 9, 2019. Interest accrues on the outstanding balance of the note at a rate of 6% per annum.

Common shares Issued in Payment of Interest Expense

Subsequent to June 30, 2019, the Company issued 33,973 shares of common stock representing $8,492 in payment of interest to noteholders.

2019 Convertible Notes

Subsequent to June 30, 2019, the Company issued $50,000 in new 2019 Convertible Notes and issued 15,000 shares of common stock in connection with this debt issuance. Included in this total is $25,000 in 2019 Convertible Notes and 7,500 shares of common stock issued to a member of the Company's board of directors.

Credit Facility with Co-borrowers

On July 23, 2019, the Company entered into a credit facility with a commercial bank for up to $1,500,000 in advances to support working capital needs of the business. Advances drawn by the Company under this facility will be issued as demand notes with an adjustable interest rate set at the bank’s prime rate, which was 5.5% on July 23, 2019. The Company is responsible for all bank fees and expenses incurred in the set-up of the credit facility.

Certain accredited investors are co-borrowers under the demand notes. The co-borrowers participating in this credit facility purchase 30,000 shares of common stock for each $100,000 in principal amount co-borrowed pursuant to the credit agreement. Under the subscription agreements, the co-borrowers may also purchase common shares up the amount co-borrowed, at a price per share determined based on the closing price of the Company’s common stock one day prior to the subscription agreement. The price per share is fixed at the higher of the closing price of the Company’s common stock one day prior to entry into the co-borrowing arrangement or $0.15 per share. Each co-borrower has the right to purchase these common shares until the corresponding co-borrowed indebtedness is paid in full or within five business days after the consummation of the sale of the Company’s Aegis division.

Subsequent to June 30, 2019, the Company entered into $400,000 aggregate principal amount of co-borrowed demand notes at an interest rate of 5.5%. In connection with this co-borrowing; the Company issued 120,000 common shares, and under the corresponding subscription agreements, the co-borrower investors may purchase up to 2,666,667 shares of common stock at $0.15 per share.

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

During 2018, the Company released an APP that utilizes the CURA algorithm with a Fitbit device with a consumer user focus.  During 2019, the Company continued to develop and refine the CURA software to expand the reporting capabilities to other devices and to include an API for corporate users. The Company is focused on these refinements and expanded code to improve the ease of use and the customer experience.  We have also modified our pricing structure which we believe makes it much more attractive to potential customers. The Company anticipates this software will be ready for product sales by the fourth quarter of 2019.

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

Results of Operations for the Three Months ended June 30, 2019 and 2018

Revenue, Cost of Revenue and Loss on Revenue

	For the Three Months Ended June 30,		Variance
	2019	2018	Incr (decr)
Revenue	$2,000	$8,000	$(6,000)
Cost of revenue	3,000	33,000	(30,000)
Loss on revenue	$(1,000)	$(25,000)	$24,000

During the three months ended June 30, 2019, the Company recorded $2,000 in revenue from Z-Coach stand-alone sales. During the three months ended June 30, 2018 the Company recorded $8,000 in Z-Coach stand-alone sales. The Z-Coach modules have been designed for a range of industry professionals, including aviation, trucking and busing industry and for corporate workers. Z-Coach provides fatigue safety training over a twelve-month subscription period. The user has unlimited access to this tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

As of June 30, 2019, and December 31, 2018, the Company has deferred revenue of $2,000 and $9,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $3,000 and $33,000 in cost of revenue during the three months ended June 30, 2019 and 2018, respectively. The cost of revenue includes software amortization and hosting fees incurred to provide the Z-Coach product to subscribers. Hosting and related costs were $1,000 and $2,000 in the second quarters of 2019 and 2018, respectively. Software amortization was $2,000 and $31,000 in the second quarters of 2019 and 2018, respectively. Capitalized software of $300,000 was fully amortized during the third quarter of 2018. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months. Future amortization of capitalized software of $4,000 will be recognized through December 31, 2019.

Engineering and Development Costs and Expenses

	For the Three Months Ended June 30,		Variance
	2019	2018	Incr (decr)
Wages and benefits	$165,000	$181,000	$(16,000)
Professional fee and advisors	34,000	71,000	(37,000)
Parts and shop supplies	-	26,000	(26,000)
Computer and software maintenance	5,000	10,000	(5,000)
Depreciation and amortization	6,000	11,000	(5,000)
Other costs and expenses	-	2,000	(2,000)
	210,000	301,000	(91,000)
Stock based compensation	8,000	28,000	(20,000)
Total Engineering and Development	$218,000	$329,000	$(111,000)

Engineering and development expenses decreased during the second quarter of 2019 compared to the second quarter of 2018 primarily due to: a decrease in wages and benefits and reduced spending for parts, shop supplies and outside services. These decreases reflect reduced spending as a result of more focused engineering efforts as the Company gets closer to product commercialization. Stock compensation decreased in the second quarter of 2019 compared to the prior year reflecting vesting of grants made in 2018 on grant date for certain employees. No comparable grants were made in the second quarter of 2019.

Engineering headcount totaled seven professionals, as of June 30, 2019 and 2018.

General and Administrative Costs and Expenses

	For the Three Months Ended June 30,		Variance
	2019	2018	Incr (decr)
Wages and benefits	$235,000	$305,000	$(70,000)
Professional fees and advisors	55,000	70,000	(15,000)
Facilities and occupancy	38,000	35,000	3,000
Patents	11,000	25,000	(14,000)
Insurance	23,000	26,000	(3,000)
Conferences and travel	9,000	13,000	(4,000)
Computer expense	5,000	8,000	(3,000)
Shareholder support	5,000	19,000	(14,000)
Depreciation and amortization	1,000	2,000	(1,000)
Other costs and expenses	24,000	19,000	5,000
	406,000	522,000	(116,000)
Stock based compensation	37,000	7,000	30,000
Total General and Administrative	$443,000	$529,000	$(86,000)

General and administrative expenses decreased during the second quarter of 2019 compared to the second quarter of 2018 primarily due to: a headcount decrease in our operations team and reduced spending for outside sales and marketing services. Patent costs have decreased since the comparable period in 2018 reflecting the timing of technology development and filings in international and domestic locations. Stock compensation expense increased in 2019 over the comparable quarter due to employee turnover in the second quarter of 2018 that resulted in forfeitures of approximately $46,000 in the prior year.

General and administrative headcount was eight and eleven, respectively, at June 30, 2019 and 2018.

Other Income and Expense

	For the Three Months Ended June 30,		Variance
	2019	2018	Incr (decr)
Interest expense	$(304,000)	$(259,000)	$45,000
Other income	1,000	-	1,000
	$(303,000)	$(259,000)	$44,000

During the three months ended June 30, 2019, the Company recognized $304,000 in interest expense on the convertible and promissory notes which includes $186,000 of amortization on debt discount that is classified as interest expense. During the three months ended June 30, 2018, the Company recognized $109,000 in interest expense on the convertible notes and $150,000 of amortization on debt discount.

The increase in interest expense in the second quarter of 2019 reflects a $61,000 decrease in outstanding principal on 2017 and 2016 notes offset by incremental borrowing of $300,000 in 2019 notes which all have a stated interest rate of 6% per annum. The current quarter increase also reflects the amortization of debt discount on new issuances of 2018 notes and July 2018 notes.

Net Loss for the three months ended June 30, 2019 and 2018

The net loss for the three months ended June 30, 2019 was $965,000, compared with a net loss in the three months ended June 30, 2018 of $1,142,000. The net loss attributable to common stockholders for the three months ended June 30, 2019 was $1,019,000 compared to $1,196,000 for the three months ended June 30, 2018.

The weighted average basic and diluted common shares outstanding amounted to 50,478,000 and 49,571,000 for each of the three months ended June 30, 2019 and 2018, respectively. The increase in weighted average basic and diluted shares in the second quarter of 2019 reflects conversions of convertible notes and shares granted in payment of certain interest earned on debt instruments since the second quarter of 2018. Basic and diluted loss per common share for each of the three months ended June 30, 2019 and 2018 were $0.02 and $0.02 respectively.

Preferred stock dividends of $54,000 were recorded in the three months ended June 30, 2019 and 2018, respectively.

Results of Operations for the Six Months ended June 30, 2019 and 2018

Revenue, Cost of Revenue and Loss on Revenue

	For the Six Months Ended June 30,		Variance
	2019	2018	Incr (decr)
Revenue	$9,000	$16,000	$(7,000)
Cost of revenue	9,000	70,000	(61,000)
Loss on revenue	$-	$(54,000)	$54,000

During the six months ended June 30, 2019, the Company recorded $9,000 in revenue from Z-Coach stand-alone sales. During the six months ended June 30, 2018 the Company recorded $12,000 in Z-Coach stand-alone sales and $4,000 in pilot revenue from the CURA System.

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

During the six months ended June 30, 2019, ten Z-Coach subscriptions were sold to two customers resulting in total customer sales of $1,000. As of June 30, 2019, and December 31, 2018, the Company has deferred revenue of $2,000 and $9,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $9,000 and $70,000 in cost of revenue during the six months ended June 30, 2019 and 2018, respectively. The cost of revenue includes software amortization and hosting fees incurred to provide the Z-Coach product to subscribers. Hosting and related costs were $3,000 and $8,000 in the first half of 2019 and 2018, respectively. Software amortization was $6,000 and $62,000 in the first half of 2019 and 2018, respectively. Capitalized software of $300,000 was fully amortized during the third quarter of 2018. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months. Future amortization of capitalized software of $4,000 will be fully recognized by December 31, 2019.

Engineering and Development Costs and Expenses

	For the Six Months Ended June 30,		Variance
	2019	2018	Incr (decr)
Wages and benefits	$330,000	$431,000	$(101,000)
Professional fee and advisors	163,000	200,000	(37,000)
Parts and shop supplies	12,000	48,000	(36,000)
Computer and software maintenance	12,000	22,000	(10,000)
Depreciation and amortization	13,000	21,000	(8,000)
Other costs and expenses	-	5,000	(5,000)
	530,000	727,000	(197,000)
Stock based compensation	19,000	7,000	12,000
Total Engineering and Development	$549,000	$734,000	$(185,000)

Engineering and development expenses decreased during the first half of 2019 compared to the first half of 2018 primarily due to: decrease in wages and benefits, parts and shop supplies as a result of more focused engineering efforts as the Company gets closer to product commercialization. During the first half of 2018, the Company recognized a reduction in stock compensation due to forfeitures as a result in employee turnover during the quarter. Engineering headcount totaled seven professionals, as of June 30, 2019 and 2018.

General and Administrative Costs and Expenses

	For the Six Months Ended June 30,		Variance
	2019	2018	Incr (decr)
Wages and benefits	$485,000	$683,000	$(198,000)
Professional fees and advisors	142,000	145,000	(3,000)
Facilities and occupancy	79,000	78,000	1,000
Outbound sales services	62,000	-	62,000
Patents	21,000	56,000	(35,000)
Insurance	43,000	46,000	(3,000)
Conferences and travel	16,000	24,000	(8,000)
Computer expense	13,000	20,000	(7,000)
Shareholder support	11,000	37,000	(26,000)
Depreciation and amortization	1,000	4,000	(3,000)
Other costs and expenses	29,000	31,000	(2,000)
	902,000	1,124,000	(222,000)
Stock based compensation	85,000	30,000	55,000
Total General and Administrative	$987,000	$1,154,000	$(167,000)

General and administrative expenses decreased during the first half of 2019 compared to the first half of 2018 primarily due to: headcount decreases in our sales and operations teams offset by an investment in a third-party outbound sales team. Patent costs have decreased in the current year compared to 2018 reflecting the timing of technology development and filings in international and domestic locations. Stock compensation expense increased in 2019 over the comparable six-month period due to employee turnover in the second quarter of 2018 that resulted in forfeitures of approximately $46,000 in the prior year. General and administrative headcount was eight and eleven, respectively, at June 30, 2019 and 2018.

Other Income and Expense

	For the Six Months Ended June 30,		Variance
	2019	2018	Incr (decr)
Interest expense	$(578,000)	$(496,000)	$82,000
Other income	1,000	1,000	-
	$(577,000)	$(495,000)	$82,000

During the six months ended June 30, 2019, the Company recognized $578,000 in interest expense on the convertible and promissory notes which includes $351,000 of amortization on debt discount that is classified as interest expense. During the six months ended June 30, 2018, the Company recognized $207,000 in interest expense on the convertible notes and $289,000 of amortization on debt discount.

The increase in interest expense in the first half of 2019 reflects a $61,000 decrease in outstanding principal on 2017 and 2016 notes offset by incremental borrowing of $300,000 in 2019 notes which all have a stated interest rate of 6% per annum. The current quarter increase also reflects the amortization of debt discount on new issuances of 2018 notes and July 2018 notes.

Net Loss for the six months ended June 30, 2019 and 2018

The net loss for the six months ended June 30, 2019 was $2,113,000, compared with a net loss in the six months ended June 30, 2018 of $2,437,000. The net loss attributable to common stockholders for the six months ended June 30, 2019 was $2,221,000 compared to $2,545,000 for the six months ended June 30, 2018.

The weighted average basic and diluted common shares outstanding amounted to 50,456,000 and 49,302,000 for each of the six months ended June 30, 2019 and 2018, respectively. The increase in weighted average basic and diluted shares in the first half of 2019 reflects conversions of convertible notes and common shares granted in issuance for certain interest payments since the first half of 2018. Basic and diluted loss per common share for each of the six months ended June 30, 2019 and 2018 were $0.04 and $0.05 respectively.

Preferred stock dividends $108,000 were recorded in the six months ended June 30, 2019 and $108,000 in June 30, 2018, respectively.

Liquidity and Capital Resources

As of June 30, 2019, the Company had cash on-hand of $36,000, a decrease of $17,000 since the beginning of the year. During the six months ended June 30, 2019 we used $1,242,000 of cash in operating activities. A net loss of $2,113,000 was adjusted for $545,000 in non-cash expenses for: depreciation, amortization, stock-based compensation and interest paid in shares during the first half of 2019. The Company reported $326,000 in changes in working capital components during the six months ended June 30, 2019.  The decrease in cash used in operations in the first half of 2019 compared to the first half of 2018 was driven by: the decrease in the net loss during the first quarter, increase in amortization of debt discount reported as interest, increase in stock compensation expense combined with the increase in accounts payable and other current liabilities.

During the first half of 2019, the Company issued $800,000 in new convertible debt and $425,000 in unsecured subordinated promissory notes resulting in $1,225,000 in cash provided by financing activities. During the first half of 2018, the Company generated $1,991,000 in cash from financing activities from the issuances of Convertible Notes.

Current Cash Outlook and Management Plans

As of June 30, 2019, we have cash on hand of $36,000, negative working capital of $3,161,000, a stockholders’ deficit of $10,393,000 and an accumulated deficit of $89,262,000. During the first half of 2019 we raised $1,225,000 in proceeds through the issuance of convertible notes and subordinated promissory notes. The proceeds from these debt issuances have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2019 cash needs will be $2 to $2.5 million, based on the cash used in the first half of 2018. As of June 30, 2019, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of June 30, 2019, and December 31, 2018, there were no accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of June 30, 2019, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have no significant changes in our internal control over financial reporting during the first half of 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued $50,000 aggregate principal amount of 2019 Convertible Notes and 15,000 shares of common stock during the period from July 1, 2019 through the filing of this quarterly report on Form 10-Q.

The Company entered into $400,000 aggregate principal amount of co-borrowed demand notes at an interest rate of 5.5% subsequent to June 30, 2019.  In connection with these co-borrowings, the Company issued 120,000 shares of common stock, and, under the corresponding subscription agreement, co-borrower investors may purchase up to 2,666,667 shares of common stock at $0.15 per share.

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

10.1	Unsecured Subordinated Promissory Note Agreement, dated April 4, 2019, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Commission on April 8, 2019.

10.2	Unsecured Subordinated Promissory Note Agreement dated March 26, 2019, incorporate by reference to Exhibit 10.2 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

10.3	Unsecured Subordinated Promissory Agreement, dated May 1, 2019, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2019.

10.4

Unsecured Subordinated Promissory Agreement, dated May 15, 2019, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2019.

10.5	Form of Securities Purchase Agreement, made and entered into as of May 28, 2019, incorporated by reference to Exhibit 4.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2019.

10.6	Form of 6% Senior Convertible Promissory Note, incorporated by reference to Exhibit 4.2 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2019

31.1	Rule 13a-14(a)/15d-14(a) Certifications – CEO

31.2	Rule 13a-14/15d-14 Certifications – CFO

32	Section 1350 Certifications

100	XBRL-related documents
None.

101

The following materials from CurAegis Technologies, Inc.’s Quarterly Report on Form 10-Q for the six month period ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2019 and 2018 (ii) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Deficiency for the six month periods ended June 30, 2018 and 2018 and (v) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS, INC.
Dated: August 9, 2019	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

Dated: August 9, 2019	By:	/s/ Kathleen A. Browne
Kathleen A. Browne,
Chief Financial and Accounting Officer