Form 10-Q
period 2019-09-30
CurAegis Technologies, Inc.
filed 2019-11-08
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 000-24455

CURAEGIS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-1509512 (I.R.S. Employer Identification No.)

350 Linden Oaks Rochester, New York 14625
(Address of principal executive offices and Zip Code)

(585) 254-1100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 8, 2019
Common Stock, $0.01 par value	50,934,964

CURAEGIS TECHNOLOGIES, INC.

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	3

	Condensed Consolidated Statements of Operations – Three and Nine months Ended September 30, 2019 and 2018 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Deficiency – For Each of the Three-Month Periods Ended September 30, 2019 and September 30, 2018 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows – Nine months Ended September 30, 2019 and 2018 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURE PAGE		28

EXHIBITS

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current Assets:
Cash	$35,000	$53,000
Inventory (net)	-	-
Prepaid expenses and other current assets	3,000	25,000
Total current assets	38,000	78,000

Right to use building asset (net)	202,000	-
Property and equipment (net)	42,000	62,000
Software (net)	2,000	10,000
Total non-current assets	246,000	72,000

Total Assets	$284,000	$150,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Liability for inventory	$1,777,000	$1,462,000
Demand notes	550,000	-
Senior convertible notes (net)	537,000	-
Promissory notes	200,000	-
Accounts payable	479,000	323,000
Accrued interest	403,000	166,000
Current right-to-use obligation	64,000	-
Other current liabilities	35,000	40,000
Accrued wages and benefits	49,000	35,000
Total current liabilities	4,094,000	2,026,000

Non-current right-to-use obligation	137,000	-
Senior convertible notes (net)	7,573,000	6,603,000
Total Liabilities	11,804,000	8,629,000

Commitments and other matters	-	-

Stockholders' Deficiency:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C, voting, convertible, no dividend, shares issued and outstanding at September 30, 2019 and December 31, 2018: 15,687,500 and 15,687,500, respectively	157,000	157,000
Series C-2, voting, convertible, no dividend, shares issued and outstanding at September 30, 2019 and December 31, 2018: 24,500,000 and 24,500,000, respectively	245,000	245,000
Series C-3, voting, convertible, no dividend, shares issued and outstanding at September 30, 2019 and December 31, 2018: 3,268,000 and 3,268,000, respectively	33,000	33,000
Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at September 30, 2019 and December 31, 2018: 468,221 and 468,221, respectively	5,000	5,000
Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at September 30, 2019 and December 31, 2018: 67,500 and 67,500, respectively	1,000	1,000

Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at September 30, 2019 and December 31, 2018: 50,803,674 and 50,364,549 respectively	508,000	504,000
Additional paid-in capital	78,210,000	77,725,000
Accumulated deficit	(90,679,000)	(87,149,000)
Total Stockholders' Deficiency	(11,520,000)	(8,479,000)

Total Liabilities and Stockholders' Deficiency	$284,000	$150,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2019	2018	2019	2018

Revenue and Cost of revenue:
CURA revenue	$4,000	$10,000	$13,000	$26,000
Cost of revenue	2,000	27,000	11,000	97,000
Gross margin (loss) on revenue	2,000	(17,000)	2,000	(71,000)

Costs and expenses:
Provision (recovery) inventory reserve	(13,000)	1,741,000	(13,000)	1,741,000
Impairment loss	-	17,000	-	17,000
Engineering and development	178,000	278,000	727,000	1,012,000
General and administrative	339,000	484,000	1,326,000	1,638,000
Total costs and expenses	504,000	2,520,000	2,040,000	4,408,000

Loss from operations	(502,000)	(2,537,000)	(2,038,000)	(4,479,000)

Non-operating expense:
Interest expense	(320,000)	(271,000)	(898,000)	(767,000)
Debt issuance cost	(304,000)	-	(304,000)	-
Vendor penalty	(300,000)	-	(300,000)	-
Other income	9,000	-	10,000	1,000
Non-operating expense	(915,000)	(271,000)	(1,492,000)	(766,000)

Loss before income taxes	(1,417,000)	(2,808,000)	(3,530,000)	(5,245,000)
Income taxes	-	-	-	-
Net loss	(1,417,000)	(2,808,000)	(3,530,000)	(5,245,000)

Preferred stock dividends	55,000	55,000	163,000	163,000
Net loss attributable to common stockholders	$(1,472,000)	$(2,863,000)	$(3,693,000)	$(5,408,000)

Net loss per common share attributable to common stockholders
Basic and Diluted	$(0.03)	$(0.06)	$(0.07)	$(0.11)
Weighted average number of shares of common stock
Basic and Diluted	50,776,000	50,189,000	50,565,000	49,646,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

For the Each of the Three-Month Periods Ended September 30, 2019

	Class C Preferred Stock		Class C-2 Preferred Stock		Class C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance At January 1, 2019	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,364,549	$504,000	$77,725,000	$(87,149,000)	$(8,479,000)

Issuance of warrants with convertible notes													63,000		63,000
Employee stock-based compensation													59,000		59,000
Common shares issued for interest											35,996		8,000		8,000
Net Loss														(1,148,000)	(1,148,000)
Balance At March 31, 2019	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,400,545	$504,000	$77,855,000	$(88,297,000)	$(9,497,000)

Issuance of warrants with convertible notes													2,000		2,000
Employee stock-based compensation													45,000		45,000
Common shares issued for interest											39,156		10,000		10,000
Common shares issued with convertible notes											90,000	1,000	11,000		12,000
Net Loss														(965,000)	(965,000)
Balance At June 30, 2019	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,529,701	$505,000	$77,923,000	$(89,262,000)	$(10,393,000)

Employee stock-based compensation													7,000		7,000
Common shares issued for interest											33,973	1,000	8,000		9,000
Common shares issued with convertible notes											75,000	1,000	6,000		7,000
Common shares issued with demand notes											165,000	1,000	16,000		17,000
Share rights issued with demand notes													250,000		250,000
Net Loss														(1,417,000)	(1,417,000)
Balance At September 30, 2019	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,803,674	$508,000	$78,210,000	$(90,679,000)	$(11,520,000)

For the Each of the Three-Month Periods Ended September 30, 2018

Balance At January 1, 2018	15,937,500	$159,000	25,000,000	$250,000	3,388,000	$34,000	468,221	$5,000	67,500	$1,000	48,979,546	$490,000	$76,494,000	$(80,841,000)	$(3,408,000)

Issuance of warrants with convertible notes													208,000		208,000
Employee stock-based compensation													2,000		2,000
Beneficial conversion feature on convertible notes													11,000		11,000
Conversion Preferred C3 to common stock					(80,000)	(1,000)					80,000	1,000			-
Net Loss														(1,295,000)	(1,295,000)
Balance At March 31, 2018	15,937,500	$159,000	25,000,000	$250,000	3,308,000	$33,000	468,221	$5,000	67,500	$1,000	49,059,546	$491,000	$76,715,000	$(82,136,000)	$(4,482,000)

Issuance of warrants with convertible notes													223,000		223,000
Employee stock-based compensation													35,000		35,000
Beneficial conversion feature on convertible notes													48,000		48,000
Conversion Preferred C to common stock	(250,000)	(2,000)									250,000	2,000			-
Conversion Preferred C2 to common stock			(500,000)	(5,000)							500,000	5,000			-
Conversion Preferred C3 to common stock					(40,000)						40,000	-			-
Net Loss														(1,142,000)	(1,142,000)
Balance At June 30, 2018	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	49,849,546	$498,000	$77,021,000	$(83,278,000)	$(5,318,000)

Issuance of warrants with convertible notes													119,000		119,000
Employee stock-based compensation													42,000		42,000
Beneficial conversion feature on convertible note													161,000		161,000
Common shares issued for interest											264,453	3,000	63,000		66,000
Common shares issued upon note conversions											190,150	2,000	47,000		49,000
Exercise of common stock warrant											4,000	-	1,000		1,000
Net Loss														(2,808,000)	(2,808,000)
Balance At September 30, 2018	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,308,149	$503,000	$77,454,000	$(86,086,000)	$(7,688,000)

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows used in operating activities:
Net loss	$(3,530,000)	$(5,245,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount reported as interest	546,000	448,000
Depreciation and amortization	109,000	123,000
Fair market value of share rights issued with demand notes	250,000	-
Employee stock-based compensation	111,000	79,000
Interest paid in shares	27,000	66,000
Provision inventory reserve	-	1,741,000
Impairment of capitalized shop equipment	-	17,000
Changes in working capital items:
Accounts receivable	-	8,000
Inventory	-	3,000
Prepaid expenses and other current assets	22,000	(18,000)
Liability for inventory	315,000	(216,000)
Accounts payable	73,000	98,000
Accrued interest	210,000	8,000
Accrued wages and benefits	14,000	51,000
Other current liabilities	35,000	24,000
Net cash used in operating activities	(1,818,000)	(2,813,000)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	825,000	2,713,000
Proceeds from demand notes	550,000	-
Proceeds from issuance of unsecured subordinated notes	575,000	-
Proceeds from exercise of common stock warrant	-	1,000
Cash used in repayment of unsecured promissory notes	(150,000)	-
Net cash provided by financing activities	1,800,000	2,714,000

Net decrease in cash	(18,000)	(99,000)
Cash at beginning of period	53,000	194,000
Cash at end of period	$35,000	$95,000

Supplemental Disclosures:
Right to use asset	$212,000	$-
Cash used for payment of interest expense	$86,000	$219,000
Debt discount related to issuance of convertible notes	$65,000	$770,000

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

Current Cash Outlook and Management Plans

As of September 30, 2019, we have cash on hand of $35,000, negative working capital of $4,056,000, a stockholders’ deficiency of $11,520,000 and an accumulated deficit of $90,679,000. During the nine months ended September 30, 2019 we raised $1,950,000 in proceeds through the issuance of demand notes, convertible notes and promissory notes. The proceeds from these private placements have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2019 cash needs will be approximately $2.3 million, based upon the cash used in operations in the nine months ended September 30, 2019. As of September 30, 2019, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

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

The Company’s ability to fund its current and future commitments from its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA products or (ii) generate proceeds from the monetization of our hydraulic technologies. If these and other factors are not met, the Company would need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

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

Consolidation: The condensed consolidated financial statements include the accounts of the Company, our wholly-owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned). As of September 30, 2019, each of the subsidiaries is non-operational.

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

Cash: We maintain cash at financial institutions which periodically may exceed federally insured amounts. We have a corporate credit card program through our primary financial institution, JPMorgan Chase Bank, N.A. In connection with this, the Company granted a security interest to the bank to act as collateral for the activity within the corporate card program, up to $5,000.

Inventory: Inventory is stated at the lower of cost or net realizable value with cost determined under the average cost method. We have recorded provisions for inventory based on changes in customer demand and technology developments. Inventory on hand at September 30, 2019 and December 31, 2018 has been fully reserved.

Depreciation and amortization: Depreciation and amortization are computed using the straight-line method.   Depreciation and amortization expense for the three and nine months ended September 30, 2019 and 2018 are as follows:

	For Three Months ended September 30,		For Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization right-to-use asset	$29,000	$-	$81,000	$-
Software	2,000	23,000	8,000	85,000
Property and equipment	6,000	12,000	20,000	38,000
	$37,000	$35,000	$109,000	$123,000

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

The standard became effective for the Company January 1, 2019. The Company utilized the modified retrospective approach to measure the right to use operating lease agreement associated with the office building used for our business operations located in Rochester, New York. The adoption of this accounting standard did not impact our consolidated loss from operations and had no impact on cash flows.

Software, Property and Equipment: Capitalized software, property and equipment are stated at cost. Estimated useful lives for capitalized software is 3 years and for property and equipment is 5 to 7 years. Betterments, renewals and significant repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense).

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at September 30, 2019 and December 31, 2018. The carrying amount of cash, prepaid expenses and other current assets, accounts payable, accrued expenses, demand and promissory notes approximates their fair value due to their short maturity. The senior convertible notes can be converted into common stock with an underlying value of $3,795,000 as of September 30, 2019 based on the trading price on September 30, 2019.

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

The Company's net revenue is derived primarily from domestic customers. For the three months ended September 30, 2019 net revenue from products transferred over time amounted to $2,000 and $2,000 from products transferred at a point in time. One customer accounted for 56% of total Z-Coach subscription sales made during the three months ended September 30, 2019. For the nine months ended September 30, 2019 net revenue from products transferred over time amounted to $11,000 and there was $2,000 from products transferred at a point in time. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

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

Engineering and Development and Patents: Engineering and development costs and patent expenses are charged to operations as incurred. Engineering and development include personnel-related costs, materials and supplies, depreciation and consulting services. Patent costs for the three months ended September 30, 2019 and 2018 amounted to $14,000 and $44,000, respectively, and are included in general and administrative expenses. Patent costs for the nine months ended September 30, 2019 and 2018 amounted to $35,000 and $100,000, respectively, and are included in general and administrative expenses.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of September 30, 2019, and December 31, 2018, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At September 30, 2019 and 2018, we excluded 104,288,815 and 91,575,157 potential common shares, respectively, relating to convertible preferred stock, convertible notes, future share rights issued with the demand notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at September 30, 2019 and 2018 as the conditions for their vesting are not time-based.

NOTE 3 – INVENTORY AND VENDOR LIABILITY

	September 30, 2019	December 31, 2018
Raw materials	$1,665,000	$1,678,000
Finished goods	69,000	69,000
	1,734,000	1,747,000
Less: Reserve	(1,734,000)	(1,747,000)
Inventory (net)	$-	$-

Liability for inventory	$1,777,000	$1,462,000

During 2017, the Company initiated a purchase order with a third-party vendor to manufacture and assemble the myCadian watch. In connection with this agreement, the Company agreed to a cancellation charge for products purchased on behalf of the Company in the instance that the purchase order is subsequently modified, delayed or cancelled. The Company has recorded a reserve for all inventory and components.

During the three months ended September 30, 2019, the Company and the third-party vendor agreed to a $300,000 penalty payable to the vendor to reflect the aging on this outstanding liability. Also during the three months ended September 30, 2019, the Company recovered $13,000 upon the sale of certain raw material and component parts. Management will continue to evaluate this reserve in future reporting periods.

NOTE 4 - DEMAND NOTE

On July 23, 2019, the Company entered into a credit facility with a commercial bank for up to $1,500,000 in advances to support working capital needs of the business. The demand notes issued in connection with this commercial bank are supported by individual co-borrowing agreements from certain accredited investors. In connection with this credit agreement, the Company entered into a general security agreement that provides the bank a continuing security interest in all of the Company's personal property and fixtures.

The co-borrowers participating in this credit facility received 30,000 common shares for each $100,000 in principal co-borrowed. The fair market value of these shares was estimated on the date of the note issuance and is reflected as debt issuance costs. The co-borrowers were also granted the right to purchase common shares up to the amount co-borrowed, at a price per share determined based on the closing price of the Company’s common stock one day prior to the agreement. The fair market value of these future rights is reflected as debt issuance costs in the results of operations. The price per share for these future share purchase rights is fixed at the higher of the closing price of the Company’s common stock one day prior to the co-borrowing arrangement or $0.15 per share. Each co-borrower has the right to purchase these common shares until the indebtedness is paid in full or within five business days after the consummation of the sale of the Company’s Aegis division.

As of September 30, 2019, the Company had issued $550,000 in demand notes and issued 165,000 shares of common stock in connection with the co-borrowing demand notes. The common shares issued in connection with the co-borrowing demand notes were valued at $17,000 on the date of issuance and have been reported as debt issuance costs. Coincident with the issuance of these notes, these co-borrowers also received the right to purchase up to 3,666,667 shares of the Company’s common stock at a fixed price of $0.15 per share. The fair market value of these future share rights was estimated at $250,000 on the date of the issuance of the notes utilizing the Black Scholes valuation model and has been reported as debt issuance costs. Advances drawn under this facility have been issued as demand notes with an adjustable interest rate set at the bank’s prime rate, which was 5.5% on July 23, 2019, 5.25% on August 1, 2019 and 5.0% as of September 30, 2019. The Company incurred $36,000 in debt issuance costs related to bank and legal fees incurred in connection with this credit facility.

The shares of the Company’s Common Stock are being offered and sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933 (“Securities Act”), as amended, and Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission thereunder. The shares of the Company’s Common Stock will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

NOTE 5 - SENIOR CONVERTIBLE NOTES

At September 30, 2019, the Company had $10,210,000 in convertible notes outstanding which have been presented net of unamortized debt discounts of $2,100,000, resulting in a carrying value of $8,110,000. As of September 30, 2019, the 2019 Convertible Notes are presented net of unamortized debt discount and reflected in current liabilities as these notes mature on the earlier of the Aegis monetization event or five years from the date of issuance. As of December 31, 2018, the Company had $9,160,000 in convertible notes outstanding, presented net of unamortized debt discounts of $2,557,000 resulting in a carrying value of $6,603,000.

Scheduled maturities on the Company’s convertible note are: $550,000 in the twelve months ending December 31, 2019, none in 2020; $2,990,000 in the twelve months ending December 31, 2021; $2,775,000 in the twelve months ending in December 31, 2022; $3,395,000 in the twelve months ending December 31, 2023 and $500,000 thereafter.

Included in the face value of convertible notes outstanding at September 30, 2019 and December 31, 2018, is $2,477,500 and $2,252,500, respectively in convertible notes payable to six of our directors and $1,170,000 in convertible notes payable to an investor that is deemed an affiliate.

	Total	2019 6% Notes	JULY 2018 Notes	2018 Notes	2017 6% Notes	2016 6% Notes
Face value December 31, 2018	$9,160,000	$-	$1,175,000	$625,000	$4,370,000	$2,990,000
Notes issued	1,050,000	550,000	500,000	-	-	-
Face value September 30, 2019	$10,210,000	$550,000	$1,675,000	$625,000	$4,370,000	$2,990,000

Debt discount December 31, 2018	$(2,557,000)	$-	$(360,000)	$(231,000)	$(456,000)	$(1,510,000)
Debt discount issued	(89,000)	(24,000)	(65,000)	-	-	-
Amortization reported as interest	546,000	11,000	52,000	34,000	67,000	382,000
Debt discount September 30, 2019	$(2,100,000)	$(13,000)	$(373,000)	$(197,000)	$(389,000)	$(1,128,000)

Senior Convertible Notes (net)	$8,110,000	$537,000	$1,302,000	$428,000	$3,981,000	$1,862,000

2019 Convertible Notes

In April 2019, the board of directors authorized the issuance of up to $2.5 million in 6% Convertible Promissory Notes (the “2019 Convertible Notes”) in connection with the May 28, 2019 Securities Purchase Agreement (the “2019 SPA”). The 2019 Convertible Notes mature on the earlier of: five days after the sale of substantially all of the assets of the Aegis division or five years from the date of issuance.

The conversion rate of the notes is fixed at the greater of: $0.15 per share and the closing market price of the Company’s common stock on the trading day immediately prior to the issuance of the note. Investors receive 30,000 shares of common stock for each $100,000 investment in the 2019 Convertible Notes. The notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933 as amended (the "Securities Act") and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

During the three months ended September 30, 2019, the Company issued $250,000 in new notes and allocated $6,000 of the proceeds to debt discount based on the estimated fair value of the common shares issued and debt issuance costs on the date of investment. During the three-months ended September 30, 2019, the Company recorded $15,000 in interest expense which includes amortization of debt discount.

During the nine months ended September 30, 2019, the Company issued $550,000 in new notes and allocated $24,000 of the proceeds to debt discount based on the computed fair value of the common shares issued and debt issuance costs on the date of investment. During the nine months ended September 30, 2019, the Company recorded $19,000, in interest expense which reflects the amortization of debt discount.

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

The conversion rate of the notes was fixed at $0.25 per share as determined at the close of business on July 24, 2018. Investors in this offering were granted warrants to purchase common shares equal to 10% or 25% of the number of shares issuable upon the conversion of the notes based upon the amount of their investment. The warrants have a fixed exercise price of $0.25 and a ten-year term from the date of issuance. The notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933 as amended (the "Securities Act") and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

During the three- and nine-month periods ended September 30, 2019, the Company issued zero and $500,000, respectively, in new convertible notes and allocated zero and $65,000 of the proceeds to debt discount based on the estimated fair value of the warrants issued and debt issuance costs incurred on the date of investment. In connection with the issuance of these convertible notes, the Company issued 350,000 warrants with an exercise price of $0.25 per share and a 10-year term.

During the three- and nine-month periods ended September 30, 2018, the Company issued $500,000, in new convertible notes and allocated $153,000, of the proceeds to debt discount based on the estimated fair value of the warrants issued and debt issuance costs incurred on the date of investment. In connection with the issuance of these convertible notes, the Company issued 320,000 warrants with an exercise price of $0.25 per share and a 10-year term.

During the three-month periods ended September 30, 2019 and September 30, 2018, the Company recorded $20,000 and $3,000 respectively in interest expense which includes amortization of debt discount. During the nine-month periods ended September 30, 2019 and 2018, the Company recorded $52,000 and $3,000 respectively, in interest expense which includes amortization of debt discount.

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

During the three-month periods ended September 30, 2019 and September 30, 2018, the Company recorded $11,000 and $6,000 respectively in interest expense which reflects the amortization of debt discount. During the nine-month periods ended September 30, 2019 and September 30, 2018, the Company recorded $34,000 and $8,000, respectively in interest expense which includes amortization of debt discount.

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

The conversion rate of the 2017 Notes was originally set at $0.50 per share and subsequently modified in November 2018 to $0.333 per share. The exercise price of related warrants issued in connection with the 2017 Notes was also subsequently modified in November 2018 to $0.333 per share. The 2017 Convertible Notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

During the three-month periods ended September 30, 2019 and September 30, 2018 the Company recorded $92,000 and $94,000, respectively, in interest expense including amortization of debt discount. During the nine-month periods ended September 30, 2019 and September 30, 2018, the Company recorded $264,000 and $260,000, respectively, in interest expense including amortization of debt discount.

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

During the three-month periods ended September 30, 2019 and September 30, 2018 the Company recorded $174,000 and $167,000, respectively, in interest expense including amortization of debt discount. During the nine-month periods ended September 30, 2019 and September 30, 2018, the Company recorded $516,000 and $495,000, respectively, in interest expense including amortization of debt discount.

NOTE 6- UNSECURED SUBORDINATED PROMISSORY NOTES

During the three- and nine-month periods ended September 30, 2019, the Company issued $150,000 and $575,000, respectively in unsecured subordinated promissory notes to the Company’s Chief Executive Officer and to another board member. These notes bear interest at a rate of 6% per annum and have a maturity date of ninety days from the date of issuance.

During the three and nine months ended September 30, 2019, the Company paid off $150,000 of the unsecured subordinated promissory notes. The Company recognized interest expense of $4,000 and $10,000 on these notes during the three- and nine-month periods ended September 30, 2019, respectively.

NOTE 7 - RIGHT TO USE BUILDING ASSET

The FASB issued ASU No. 2016-02, “Leases,” which requires a lessee to recognize in its balance sheet the assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset is recognized related to the right to use the underlying asset and a liability is recognized related to the obligation to make lease payments over the term of the lease. The standard became effective for the Company January 1, 2019.  As of January 1, 2019, the Company utilized the modified retrospective approach to measure the right to use operating lease agreement associated with the office building located at 1999 Mt. Read Blvd in Rochester New York. The adoption of this accounting standard did not impact our consolidated loss from operations and had no impact on cash flows.

Upon adoption, the Company determined the present value of future lease costs at $257,000, which included monthly rental, common area costs, and taxes. The Company assumed an incremental borrowing rate of 6% as the building lease agreement did not include an implicit rate. The right-to-use asset included two, one-year renewal options that ran through May 2021. On September 1, 2019, the Company vacated this property at the request of the landlord and relocated to a new office. The Company terminated the lease obligation without penalty or liability for unused periods associated with the original lease obligation and as such, the Company did not incur an impairment as a result of this change in lease term. Operating lease costs for the three months and nine-month periods ended September 30, 2019 for this terminated lease obligation were $19,000 and $80,000, respectively.

On August 1, 2019, the Company entered into an operating lease obligation for office space located at 350 Linden Oaks in Rochester New York. The Company determined the present value of future lease costs at the inception of the lease was $212,000. The Company assumed an incremental borrowing rate of 6% as the building lease agreement did not include an implicit rate. The lease has a termination date of December 30, 2022. Operating lease costs for the three months ended September 30, 2019 were $10,000 with future maturing lease obligations as follows: $16,000 for the fourth quarter of 2019; $67,000 in 2020; $71,000 in 2021 and $75,000 in 2022. Total future lease payments are $229,000 including imputed interest of $27,000.

NOTE 8 - SOFTWARE

Investments in software for the CURA system are amortized over an estimated useful life of 3 years. Investments in software for the CURA system are amortized over an estimated useful life of 3 years. The net value of capitalized software at September 30, 2019 and December 31, 2018 was $2,000 and $10,000, respectively. Future amortization expense is expected to be $2,000 in 2019.

NOTE 9 - PROPERTY AND EQUIPMENT

At September 30, 2019 and December 31, 2018 property and equipment consist of the following:

	September 30, 2019	December 31, 2018
Office equipment	$199,000	$249,000
Shop equipment	142,000	182,000
Leasehold improvements	-	253,000
	341,000	684,000
Less accumulated depreciation	(299,000)	(622,000)
Net property and equipment	$42,000	$62,000

NOTE 10 - BUSINESS SEGMENTS

The Company has two operating business segments. The CURA business operates in the fatigue management industry and the Aegis business is focused in the power and hydraulic industry.

Segment information for the three months ending September 30, 2019 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$4,000	$-	$-	$4,000
Gross margin (loss) on revenue	2,000	-	-	2,000
Total costs and expenses	62,000	127,000	315,000	504,000
Loss from operations	(60,000)	(127,000)	(315,000)	(502,000)
Non-operating expense	-	-	(915,000)	(915,000)
Net loss	$(60,000)	$(127,000)	$(1,230,000)	$(1,417,000)

Employee stock-based compensation	$(12,000)	$0	$19,000	$7,000
Depreciation and amortization	$3,000	$4,000	$30,000	$37,000
Assets at September 30, 2019	$3,000	$40,000	$241,000	$284,000

Segment information for the nine months ending September 30, 2019 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$13,000	$-	$-	$13,000
Gross margin (loss) on revenue	2,000	-	-	2,000
Total costs and expenses	577,000	446,000	1,017,000	2,040,000
Loss from operations	(575,000)	(446,000)	(1,017,000)	(2,038,000)
Non-operating expense	-	-	(1,492,000)	(1,492,000)
Net loss	$(575,000)	$(446,000)	$(2,509,000)	$(3,530,000)

Employee stock-based compensation	$2,000	$13,000	$96,000	$111,000
Depreciation and amortization	$12,000	$14,000	$83,000	$109,000
Assets at September 30, 2019	$3,000	$40,000	$241,000	$284,000

Segment information for the three months ending September 30, 2018 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$10,000	$-	$-	$10,000
Loss on revenue	(17,000)	-	-	(17,000)
Total costs and expenses	1,976,000	206,000	338,000	2,520,000
Loss from operations	(1,993,000)	(206,000)	(338,000)	(2,537,000)
Non-operating expense	-	-	(271,000)	(271,000)
Net loss	$(1,993,000)	$(206,000)	$(609,000)	$(2,808,000)

Employee stock-based compensation	$0	$8,000	$34,000	$42,000
Depreciation and amortization	$28,000	$5,000	$2,000	$35,000
Assets at September 30, 2018	$23,000	$60,000	$144,000	$227,000

Segment information for the nine months ending September 30, 2018 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$26,000	$-	$-	$26,000
Loss on revenue	(71,000)	-	-	(71,000)
Total costs and expenses	2,872,000	497,000	1,039,000	4,408,000
Loss from operations	(2,943,000)	(497,000)	(1,039,000)	(4,479,000)
Non-operating expense	-	-	(766,000)	(766,000)
Net loss	$(2,943,000)	$(497,000)	$(1,805,000)	$(5,245,000)

Employee stock-based compensation	$(11,000)	$36,000	$54,000	$79,000
Depreciation and amortization	$102,000	$15,000	$6,000	$123,000
Assets at September 30, 2018	$23,000	$60,000	$144,000	$227,000

NOTE 11 - PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the nine months ending September 30, 2019 the Company issued 109,125 shares of common stock at $0.25 per share in payment of interest on the Company’s 2016 and 2017 Convertible Notes and 330,000 shares of common stock in connection with the issuance of 2019 Convertible Notes and Demand Notes.

During the nine months ended September 30, 2018 the Company issued 264,453 shares of common stock at $0.25 per share in payment of interest on the Company’s 2016 and 2017 Convertible Notes; 870,000 shares of common stock for conversions of Preferred Stock; 190,150 shares of common stock upon conversions of notes and 4,000 shares in connection with the exercise of a commons stock warrant.

Preferred Stock

Our certificate of incorporation permits the Company to issue up to 100,000,000 shares of $.01 par value preferred stock.

Class A Preferred Stock

At September 30, 2019 and December 31, 2018 there were 468,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 459,512 outstanding shares of Class A Preferred stock was $2,667,000 at September 30, 2019 and $2,530,000 at December 31, 2018.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred stockholders, Class A Preferred stockholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred stockholders’ liquidation preference was $2,667,000 and $2,530,000 at September 30, 2019 and December 31, 2018, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

Class B Preferred Stock

At September 30, 2019 and December 31, 2018, there were 67,500 outstanding shares of Class B Preferred stock. The value of dividends payable upon the conversion of the outstanding shares of Class B Preferred stock was $479,000 at September 30, 2019 and $454,000 at December 31, 2018.

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

Series C Preferred Stock

At September 30, 2019 and December 31, 2018, there were 15,687,500 shares of Series C Preferred stock outstanding. The value of the Series C Preferred stockholders’ liquidation preference was $6,275,000 at September 30, 2019 and at December 31, 2018. During the nine months ended September 30, 2018 the Company converted 250,000 shares of Series C Preferred Stock to 250,000 shares of common stock.

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

Series C-2 Preferred Stock

At September 30, 2019 and December 31, 2018, there were 24,500,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred stockholders’ liquidation preference was $4,900,000 at September 30, 2019 and December 31, 2018. During the nine months ended September 30, 2018 the Company converted 500,000 shares of Series C-2 Preferred Stock to 500,000 shares of common stock.

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

Series C-3 Preferred Stock

At September 30, 2019 and December 31, 2018, there were 3,268,000 shares of Preferred C-3 stock outstanding. During the nine months ended September 30, 2018 the Company converted 40,000 shares of Series C-3 Preferred Stock to 120,000 shares of common stock.

NOTE 12 - STOCK OPTIONS

2016 Stock Option Plan   The shareholders approved the 2016 Stock Option Plan (the “2016 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2016 Plan: non-qualified stock options and incentive stock options. As of September 30, 2019, 1,170,000 options have been granted under the 2016 plan and 1,830,000 options are available for future grant.

2011 Stock Option Plan    The shareholders approved the 2011 Stock Option Plan (the “2011 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified stock options and incentive stock options. As of September 30, 2019, there are 258,250 options available for future grant under the 2011 Plan.

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

During the three and nine months ended September 30, 2019, no stock options were granted. During the three and nine months ended September 30, 2018, 450,000 and 1,517,500 stock options were granted.

Summary   For the three and nine months ended September 30, 2019 compensation expense related to stock option awards amounted to $7,000 and $111,000, respectively. For the three and nine months ended September 30, 2018 compensation expense related to stock option awards amounted to $42,000 and $79,000, respectively. As of September 30, 2019, there was approximately $141,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average of 1 year.

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was zero and $0.27, respectively. The total grant date fair value of stock options vested during the nine months ended September 30, 2019 and 2018 was approximately $125,000 and $347,000, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2019	2018
Expected term (years)	-	6.3
Expected forfeiture rate	-	0%
Risk-free rate	-	2.9%
Volatility	-	137%
Dividend yield	-	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the nine months ended September 30, 2019:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Outstanding at January 1, 2019	11,028,500	$0.49	3.8	$94,000
Granted	-	-
Exercised	-	-
Canceled or expired	(216,750)	.27

Outstanding at September 30, 2019	10,811,750	$0.50	2.9	$-

Exercisable at September 30, 2019	7,450,250	$0.56	2.5	$-

During the nine months ended September 30, 2019, 216,750 options were canceled due to employee turnover, no options expired unexercised and no options were exercised. During the nine months ended September 30, 2018, no options were exercised and 396,875 options were cancelled as a result of employee turn-over. As of September 30, 2019, the exercise prices on outstanding stock options ranged from $.22 per share to $1.58 per share.

NOTE 13 - WARRANTS

The following summarizes the activity of our outstanding warrants for the nine months ended September 30, 2019:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value

Outstanding at January 1, 2019	7,381,707	$0.46	(A)	7.0	(B)	$39,000
Granted	350,000	0.25
Exercised	-	-
Canceled or expired	-	-

Outstanding at September 30, 2019	7,731,707	$0.45	(A)	6.5	(B)	$24,000

Exercisable at September 30, 2019	7,106,707	$0.44		6.0	(C)	$23,000

(A)	The weighted average exercise price for warrants outstanding as of September 30, 2019 and 2018 excludes 1,750,000 warrants in each period with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of September 30, 2019 and 2018 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of September 30, 2019, and 2018 excludes 118,500 warrants with no expiration date.

NOTE 14 - RELATED PARTY TRANSACTIONS

As of September 30, 2019, and December 31, 2018, the Company had outstanding $2,477,500 and $2,252,500, respectively, in principal amounts of senior convertible notes held by six members of our board of directors and $1,170,000 in convertible notes payable to an investor that is deemed to be an affiliate. These notes represent 9,388,378 of potential shares of common stock at September 30, 2019 and December 31, 2018. Underlying warrants outstanding associated with these notes represent 1,239,288 of potential shares of common stock at September 30, 2019 and December 31, 2018. At September 30, 2019, the Company had $117,000 in accrued interest on convertible notes due to board members. The Company issued 60,000 and 7,500 common shares to the Company's Chief Executive Officer and to another board member in connection with their investment in the 2019 Convertible Notes, as further described in Note 5.

As of September 30, 2019 and December 31, 2018, the Company had outstanding $1,170,000 in principal amount of a senior convertible note held by an investor that is deemed an affiliate.  This note represents 4,680,000 of potential shares of common stock at September 30, 2019 and December 31, 2018.  Underlying warrants outstanding associated with this note represent 468,000 of potential shares of common stock at September 30, 2019 and December 31, 2018.  At September 30, 2019, the Company had $70,000 in accrued interest on convertible notes due to this investor.

As of September 30, 2019, the Company unsecured subordinated promissory notes outstanding of $200,000 payable to our Chief Executive Officer and $10,000 of related accrued interest earned and unpaid. These notes have a ninety-day term and accrue interest at 6% per annum.

NOTE 15 - SUBSEQUENT EVENTS

Demand Notes

Subsequent to September 30, 2019, the Company entered into a $50,000 in co-borrowed demand note at an interest rate of 5.0%. In connection with this borrowing the Company issued 15,000 common shares and 333,333 future common share rights at $0.15 per share.

2019 Convertible Notes

Subsequent to September 30, 2019, the Company issued $100,000 in new 2019 Convertible Notes and issued 30,000 shares of common stock in connection with this debt issuance.

Unsecured Subordinated Promissory Note with Related Party

Subsequent to September 30, 2019, the Company entered into $100,000 in unsecured subordinated promissory notes with Richard A. Kaplan the Company’s Chief Executive Officer and a director of the Company. The maturity dates of these notes are December 31, 2019 and January 14, 2020. Interest accrues on the outstanding notes at a rate of 6% per annum.

Common Shares Issued in Payment of Interest Expense

Subsequent to September 30, 2019, the Company issued 86,291 shares of common stock representing $16,000 in payment of interest to noteholders.

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

The Z-Coach tool is a key component of the CURA platform and was originally created by highly respected fatigue management scientists and was acquired by the Company in September 2015. Z-Coach learning topics include: Risks and Costs of Fatigue, Fundamentals of Sleep, Fatigue Mitigation and Countermeasures. Z-Coach participants gain an awareness of the dangers inherent in the lack of sleep and learn to utilize lifestyle tools to make changes to improve their health, mood, productivity and safety.

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

We have invested in software, test equipment and personnel to enhance our development efforts of our hydraulic pump to improve performance while maintaining the advantages we have in weight and scale. We maintain our own testing facility, which eliminates the necessity of third-party testing fees and support. Our engineering and design team has progressively made adjustments to the valve and piston technology and these changes have resulted in improvement in the measured efficiency of the pump. We have filed for patent protection for our novel non-rotating group pump concept, and we are also working on additional patents as a result of engineering breakthroughs in our design process.  We will continue to design modifications to enhance the overall pump technology.

Results of Operations for the Three Months ended September 30, 2019 and 2018

Revenue, Cost of Revenue and Loss on Revenue

	For the Three Months Ended September 30,		Variance
	2019	2018	Incr (decr)
Revenue	$4,000	$10,000	$(6,000)
Cost of revenue	(2,000)	(27,000)	(25,000)
Earnings (loss) on revenue	$2,000	$(17,000)	$19,000

During the three months ended September 30, 2019 and 2018, the Company recorded $4,000 and $10,000, respectively, in CURA revenue. Z-Coach provides fatigue safety training over a twelve-month subscription period. The user has unlimited access to this tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

As of September 30, 2019, and December 31, 2018, the Company has deferred revenue of $6,000 and $9,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $2,000 and $27,000 in cost of revenue during the three months ended September 30, 2019 and 2018, respectively. The cost of revenue includes software amortization and hosting fees incurred to provide the Z-Coach product to subscribers. Software amortization was $2,000 and $23,000 in the third quarters of 2019 and 2018, respectively. Capitalized software of $300,000 was fully amortized during the third quarter of 2018. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months. Future amortization of capitalized software of $2,000 will be recognized through December 31, 2019.

Engineering and Development Costs and Expenses

	For the Three Months Ended September 30,		Variance
	2019	2018	Incr (decr)
Wages and benefits	$126,000	$161,000	$(35,000)
Professional fee and advisors	61,000	36,000	25,000
Parts and shop supplies	-	45,000	(45,000)
Computer and software maintenance	1,000	9,000	(8,000)
Depreciation and amortization	5,000	11,000	(6,000)
Other costs and expenses	-	5,000	(5,000)
	193,000	267,000	(74,000)
Stock based compensation	(15,000)	11,000	(26,000)
Total Engineering and Development	$178,000	$278,000	$(100,000)

Engineering and development costs and expenses decreased during the third quarter of 2019 compared to the third quarter of 2018 primarily due to: a decrease in wages and benefits and reduced spending for parts, shop supplies. These decreases reflect reduced spending as a result of more focused engineering efforts as the Company gets closer to product commercialization. These decreases in spending were offset by spending during the third quarter of 2019 for fees due to the CURA software developer. Stock compensation decreased in the third quarter of 2019 reflecting forfeitures resulting from employee turnover during the period. Engineering headcount totaled two professionals, as of September 30, 2019 and six as of September 30, 2018.

General and Administrative Costs and Expenses

	For the Three Months Ended September 30,		Variance
	2019	2018	Incr (decr)
Wages and benefits	$205,000	$276,000	$(71,000)
Professional fees and advisors	8,000	36,000	(28,000)
Facilities and occupancy	35,000	35,000	-
Patents	14,000	44,000	(30,000)
Insurance	23,000	19,000	4,000
Conferences and travel	7,000	11,000	(4,000)
Computer expense	11,000	9,000	2,000
Marketing	-	10,000	(10,000)
Shareholder support	8,000	5,000	3,000
Depreciation and amortization	1,000	2,000	(1,000)
Other costs and expenses	5,000	6,000	(1,000)
	317,000	453,000	(136,000)
Stock based compensation	22,000	31,000	(9,000)
Total General and Administrative	$339,000	$484,000	$(145,000)

General and administrative costs and expenses decreased during the third quarter of 2019 compared to the third quarter of 2018 primarily due to: a headcount decrease in our operations team, reduced spending for professional fees and reduced spending for patent costs. Stock compensation expense decreased in 2019 compared to 2018 due to employee turnover in the third quarter of 2019 that resulted in forfeitures of approximately $6,000. General and administrative headcount was five and eleven, respectively, at September 30, 2019 and 2018.

Non-operating Expense

	For the Three Months Ended September 30,		Variance
	2019	2018	Incr (decr)
Interest expense	$(320,000)	$(271,000)	$49,000
Debt issuance cost	(304,000)	-	304,000
Vendor penalty	(300,000)	-	300,000
Other income	9,000	-	9,000
	$(915,000)	$(271,000)	$(644,000)

During the three months ended September 30, 2019, the Company recognized $320,000 interest expense on the convertible and promissory notes which included $195,000 of amortization on debt discount classified as interest expense. The increase in interest expense since 2018 reflects $550,000 of new 2019 convertible notes with an interest rate of 6% per annum issued since 2018 and reflects amortization of debt discount on the July 2018 convertible notes issued after the third quarter of 2018. The 2019 interest expense also reflects the interest incurred on the 6% unsecured promissory notes and $550,000 of demand notes issued in the quarter ended September 30, 2019. During the three months ended September 30, 2018, the Company recognized $112,000 in interest expense on the convertible notes and $159,000 of amortization on debt discount.

Debt issuance costs of $304,000 were recognized in connection with the demand notes issued in the third quarter of 2019. The debt issuance costs reflect $36,000 in cash expenses related to bank fees incurred and $268,000 in non-cash expenses reflecting the estimated fair market value of common share and future share rights granted to co-borrowers participating in this credit facility.

During the three months ended September 30, 2019, the Company and a third-party vendor agreed to a $300,000 penalty payable to the vendor to reflect the aging on an outstanding liability related to inventory raw material and components purchased in 2017.

Net Loss for the three months ended September 30, 2019 and 2018

The net loss for the three months ended September 30, 2019 was $1,417,000, compared with a net loss in the three months ended September 30, 2018 of $2,808,000. The net loss attributable to common stockholders for the three months ended September 30, 2019 was $1,472,000 compared to $2,863,000 for the three months ended September 30, 2018.

The weighted average basic and diluted common shares outstanding amounted to 50,776,000 and 50,189,000 for each of the three months ended September 30, 2019 and 2018, respectively. The increase in weighted average basic and diluted shares in the third quarter of 2019 reflects conversions of convertible notes, shares issued with demand notes and shares granted in payment of interest earned on debt instruments since the third quarter of 2018. Basic and diluted loss per common share for each of the three months ended September 30, 2019 and 2018 were $0.03 and $0.06 respectively.

Preferred stock dividends of $55,000 were recorded in the three months ended September 30, 2019 and 2018, respectively.

Results of Operations for the Nine Months ended September 30, 2019 and 2018

Revenue, Cost of Revenue and Loss on Revenue

	For the Nine Months Ended September 30,		Variance
	2019	2018	Incr (decr)
Revenue	$13,000	$26,000	$(13,000)
Cost of revenue	(11,000)	(97,000)	(86,000)
Earnings (loss) on revenue	$2,000	$(71,000)	$73,000

During the nine months ended September 30, 2019 and 2018, the Company recorded $13,000 and $26,000, respectively in CURA revenue. The Z-Coach modules have been designed for a range of industry professionals, including aviation, trucking and busing industry and for corporate workers. Z-Coach provides fatigue safety training over a twelve-month subscription period. The user has unlimited access to this tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

During the nine months ended September 30, 2019, forty-nine Z-Coach subscriptions were sold to four customers resulting in total customer sales of $7,000. As of September 30, 2019, and December 31, 2018, the Company has deferred revenue of $6,000 and $9,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $11,000 and $97,000 in cost of revenue during the nine months ended September 30, 2019 and 2018, respectively. The cost of revenue includes software amortization and hosting fees incurred to provide the Z-Coach product to subscribers. Hosting and related costs were $3,000 and $12,000 in the first nine months of 2019 and 2018, respectively. Software amortization was $8,000 and $85,000 in the nine months of 2019 and 2018, respectively. Capitalized software of $300,000 was fully amortized during the third quarter of 2018. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months. Future amortization of capitalized software of $2,000 will be fully recognized by December 31, 2019.

Engineering and Development Costs and Expenses

	For the Nine Months Ended September 30,		Variance
	2019	2018	Incr (decr)
Wages and benefits	$456,000	$592,000	$(136,000)
Professional fee and advisors	224,000	236,000	(12,000)
Parts and shop supplies	12,000	93,000	(81,000)
Computer and software maintenance	13,000	31,000	(18,000)
Depreciation and amortization	18,000	32,000	(14,000)
Other costs and expenses	-	10,000	(10,000)
	723,000	994,000	(271,000)
Stock based compensation	4,000	18,000	(14,000)
Total Engineering and Development	$727,000	$1,012,000	$(285,000)

Engineering and development costs and expenses decreased during the nine months of 2019 compared to the nine months of 2018 primarily due to: decrease in wages and benefits, parts and shop supplies as a result of more focused engineering efforts as the Company gets closer to product commercialization. During the nine months of 2019, the Company recognized a reduction in stock compensation of $14,000 due to forfeitures as a result in employee turnover during the quarter. Engineering headcount totaled two professionals, as of September 30, 2019 and six as of September 30, 2018.

General and Administrative Costs and Expenses

	For the Nine Months Ended September 30,		Variance
	2019	2018	Incr (decr)
Wages and benefits	$690,000	$959,000	$(269,000)
Professional fees and advisors	150,000	155,000	(5,000)
Facilities and occupancy	114,000	113,000	1,000
Outbound sales services	62,000	-	62,000
Patents	35,000	100,000	(65,000)
Insurance	66,000	65,000	1,000
Conferences and travel	23,000	35,000	(12,000)
Computer expense	24,000	29,000	(5,000)
Marketing	-	30,000	(30,000)
Shareholder support	19,000	42,000	(23,000)
Depreciation and amortization	2,000	6,000	(4,000)
Other costs and expenses	34,000	43,000	(9,000)
	1,219,000	1,577,000	(358,000)
Stock based compensation	107,000	61,000	46,000
Total General and Administrative	$1,326,000	$1,638,000	$(312,000)

General and administrative costs and expenses decreased during the nine months of 2019 compared to the nine months of 2018 primarily due to: headcount decreases in our sales and operations teams offset by an investment in a third-party outbound sales team. Patent costs have decreased in the current year compared to 2018 reflecting the timing of technology development and filings in international and domestic locations. The decrease in spending on marketing reflects 2018 spending for initial CURA APP market assessments and the decrease in shareholder spending reflects the fourth quarter date for the 2019 Annual Shareholder meeting compared to a second quarter meeting in the previous year. Stock compensation expense increased in 2019 over the comparable nine month period due to employee turnover in the third quarter of 2018 that resulted in forfeitures of approximately $46,000 in the prior year. General and administrative headcount was five and eleven, respectively, at September 30, 2019 and September 30, 2018.

Non-operating Expense

	For the Nine Months Ended September 30,		Variance
	2019	2018	Incr (decr)
Interest expense	$(898,000)	$(767,000)	$131,000
Debt issuance cost	(304,000)	-	304,000
Vendor penalty	(300,000)	-	300,000
Other income	10,000	1,000	(9,000)
	$(1,492,000)	$(766,000)	$726,000

During the nine months ended September 30, 2019, the Company recognized $898,000 in interest expense on the convertible, demand and promissory notes which includes $546,000 of amortization on debt discount that is classified as interest expense.

The increase in interest expense since 2018 reflects $550,000 of new 2019 convertible notes with an interest rate of 6% per annum issued since 2018, interest on $550,000 of demand notes with an interest rate of 6% per annum issued in the third quarter of 2019, and amortization of debt discount on $500,000 in July 2018 notes issued in the first half of 2019. The 2019 interest expense also reflects the interest incurred on the 6% unsecured promissory notes. During the nine months ended September 30, 2019, the Company recognized $338,000 in interest expense on the convertible notes and $546,000 of amortization on debt discount. During the nine months ended September 30, 2018, the Company recognized $319,000 in interest expense on the convertible notes and $448,000 of amortization on debt discount.

Debt issuance costs of $304,000 were recognized in connection with the demand notes issued in the third quarter of 2019. The debt issuance costs reflect $36,000 in cash expenses related to bank fees incurred and $268,000 in non-cash expenses reflecting the estimated fair market value of common share and future share rights granted to co-borrowers participating in this credit facility.

During the nine months ended September 30, 2019, the Company and a third-party vendor agreed to a $300,000 penalty payable to the vendor to reflect the aging on an outstanding liability related to inventory raw material and components purchased in 2017.

Net Loss for the nine months ended September 30, 2019 and 2018

The net loss for the nine months ended September 30, 2019 was $3,530,000, compared with a net loss in the nine months ended September 30, 2018 of $5,245,000. The net loss attributable to common stockholders for the nine months ended September 30, 2019 was $3,693,000 compared to $5,408,000 for the nine months ended September 30, 2018.

The weighted average basic and diluted common shares outstanding amounted to 50,565,000 and 49,646,000 for each of the nine months ended September 30, 2019 and 2018, respectively. The increase in weighted average basic and diluted shares in the nine months of 2019 reflects conversions of convertible notes, shares issued with demand notes and shares granted in payment of interest earned on debt instruments. Basic and diluted loss per common share for each of the nine months ended September 30, 2019 and 2018 were $0.07 and $0.11 respectively.

Preferred stock dividends $163,000 were recorded in the nine months ended September 30, 2019 and in the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, the Company had cash on-hand of $35,000, a decrease of $18,000 since the beginning of the year. During the nine months ended September 30, 2019 we used $1,818,000 of cash in operating activities. A net loss of $3,530,000 was adjusted for $1,016,000 in non-cash expenses for: amortization of debt discount, depreciation and amortization, the non-cash expense recognized for the fair market value of share rights issued with demand notes, and stock-based compensation during the nine months ended September 30, 2019. The Company reported $669,000 in changes in working capital components during the nine months ended September 30, 2019.  The decrease in cash used in operations in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was driven by: the decrease in the net loss and the provision for inventory reserve taken in the third quarter of 2018.

During the nine months of 2019, the Company issued $825,000 in new convertible debt, $550,000 in demand notes and $575,000 in unsecured subordinated promissory notes. The company repaid $150,000 in unsecured promissory notes during the third quarter of 2019 resulting in $1,800,000 in net cash provided by financing activities. During the nine months of 2018, the Company generated $2,714,000 in cash from financing activities from the issuances of Convertible Notes.

Current Cash Outlook and Management Plans

As of September 30, 2019, we have cash on hand of $35,000, negative working capital of $4,056,000, a stockholders’ deficiency of $11,520,000 and an accumulated deficit of $90,679,000. During the nine months ended September 30, 2019 we raised $1,950,000 in proceeds through the issuance of convertible notes, demand notes and subordinated promissory notes. The proceeds from these debt issuances have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2019 cash needs will be approximately $2.3 million, based on the cash used in the nine months ended September 30, 2019. As of September 30, 2019, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

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

The Company’s ability to fund its current and future commitments from its available cash depends on a number of factors. These factors include the Company’s ability to (i) launch and generate sales from the CURA products or (ii) generate proceeds from the monetization of our hydraulic technologies. If these and other factors are not met, the Company will need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no assurances, management believes that sources for these additional funds will be available through either current or future investors.

Critical Accounting Policies

Revenue Recognition

The Company has two sources of revenue: (i) from the sale of CURA products and (ii) from stand-alone Z-Coach subscriptions. Revenue from the sale of CURA products is recognized upon the shipment to a customer and upon the company’s satisfaction of all performance obligations as described in customer agreements. The Z-Coach Program provides fatigue training over an annual subscription period of twelve months. The Z-Coach Program allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription, and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of September 30, 2019, and December 31, 2018, there were no accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of September 30, 2019, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes in our internal control over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued $100,000 of 2019 Convertible Notes and 30,000 in common shares during the period from October 1, 2019 through the filing of this quarterly report on Form 10-Q.

The Company entered into $50,000 in co-borrowed demand notes at an interest rate of 5.0% subsequent to September 30, 2019.  In connection with these co-borrowings, the Company issued 15,000 common shares and rights to purchase 333,333 common shares at $0.15 per share.

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

3.10

Unsecured Subordinated Promissory Note Agreement dated July 11, 2019 incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2019.

3.11

Form of Securities Purchase Agreement, made and entered into as of May 28, 2019, incorporated by reference to Exhibit 4.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2019.

3.12	Form of 6% Senior Convertible Promissory Note, incorporated by reference to Exhibit 4.2 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2019.

3.13	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

3.14	Form of Demand Note, incorporated by reference to Exhibit 10.2 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

3.15	General Security Agreement, incorporated by reference to Exhibit 10.3 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

3.16	Unsecured Subordinated Promissory Note Agreement, dated September 18, 2019, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2019.

31.1	Rule 13a-14(a)/15d-14(a) Certifications – CEO

31.2	Rule 13a-14/15d-14 Certifications – CFO

32	Section 1350 Certifications

100	XBRL-related documents
None.

101

The following materials from CurAegis Technologies, Inc.’s Quarterly Report on Form 10-Q for the nine month period ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019 and 2018 (ii) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Deficiency for the nine month periods ended September 30, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS TECHNOLOGIES, INC.
Dated: November 8, 2019	By:	/s/ Richard A. Kaplan
Richard A. Kaplan,
Chief Executive Officer

Dated: November 8, 2019	By:	/s/ Kathleen A. Browne
Kathleen A. Browne,
Chief Financial and Accounting Officer