Form 10-K
period 2019-12-31
CurAegis Technologies, Inc.
filed 2020-03-27
CIK 1063197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended DECEMBER 31, 2019

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission file number 000-24455

CURAEGIS TECHNOLOGIES, INC.

(Name of Small Business Issuer in its charter)

NEW YORK	16-1509512
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

350 Linden Oaks
Rochester, New York	14625
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, including Area Code: (585) 254-1100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
none	n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:

Trading symbol:  CRGS

Title of Class:  $.01 par value common voting stock

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,554,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 27, 2020: 51,187,236

CURAEGIS TECHNOLOGIES, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance	41

Item 11. Executive Compensation	48

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52

Item 13. Certain Relationships and Related Transactions, and Director Independence	55

Item 14. Principal Accountant Fees and Services	56

PART IV

Item 15. Exhibits, Financial Statement Schedules	56

EXHIBIT INDEX	57

Exhibit 3.1
Exhibit 3.2
Exhibit 3.3
Exhibit 3.4
Exhibit 3.5
Exhibit 3.6
Exhibit 3.7
Exhibit 3.8
Exhibit 3.9
Exhibit 3.10
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 10.25
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 10.34
Exhibit 10.35
Exhibit 10.36
Exhibit 10.37
Exhibit 21
Exhibit 23.1
Exhibit 24
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 33
Exhibit 34
Exhibit 35
Exhibit 36
Exhibit 37
Exhibit 38
Exhibit 39
Exhibit 40
Exhibit 41
Exhibit 42
Exhibit 43
Exhibit 44
Exhibit 45
Exhibit 46
Exhibit 47
Exhibit 48
Exhibit 49
Exhibit 50
Exhibit 51
Exhibit 52
Exhibit 53

SIGNATURE PAGE	62

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

The Company develops and markets advanced technologies in the areas of safety, wellness and power. The Company is focused on the commercialization of a wellness and safety system (the myCadian system) and a uniquely designed hydraulic pump that will be smaller, lighter, less expensive and more efficient than current technology. The Company has not had significant revenue-producing operations.

It is important to note, regarding both the CURA and Aegis products, that the cycle time from the initiation of the sales process to revenue realization can be highly variable especially as a start-up entity. In addition to the activities to be undertaken to implement our plan of operations, we may expand and/or refocus our activities depending upon future circumstances and developments.

CURA Division: the myCadian system

The Company’s CURA division has developed a proprietary technology designed to (i) measure the decrease in a person’s alertness and (ii) to train individuals on how to improve alertness levels. The myCadian system will enable the user to anticipate and avert undesired or disastrous situations caused by the degradation of alertness. With the information provided from the myCadian software analytics, employees can work with Z-Coach our proprietary sleep training and education solution to correct sleep issues and improve overall wellness.

The myCadian platform is designed to predict and detect a degradation of alertness in a user. The myCadian platform will support multiple wearable technology including IOS and android devices. The myCadian system will include:

●	a risk assessment that identifies the degradation of alertness that may affect a wearer’s ability to perform tasks,
●	real-time reporting that distills complex user data into actionable information on mobile devices,
●	predictive reporting for a user to take action when alertness begins to wane, before fatigue becomes dangerous,
●	flexible settings to provide employers a customized tool using their defined safety criteria and to create protocols for action,
●	pricing that makes it affordable across a broad-based workforce, and
●	the Z-Coach wellness program.

The Z-Coach wellness program is a key component of the myCadian system. Z-Coach learning topics include: Risks and Costs of Fatigue, Fundamentals of Sleep, Fatigue Mitigation and Countermeasures. Z-Coach participants gain an awareness of the dangers inherent in the lack of sleep and learn to utilize lifestyle tools to make changes to improve their health, mood, productivity and safety.

Aegis Division: Hydraulic Pump

During 2019, the Company initiated discussions with investment bankers and certain hydraulics companies to evaluate the possible monetization of the AEGIS technologies.  Management believes these technologies have the potential to fundamentally shift the design and manufacture of future products in the hydraulics pump and motor industries.

The Aegis hydraulic pump technology has been designed to bring to the marketplace a unique concept in hydraulic pumps and motors that will be:

●	smaller, lighter and less expensive than conventional pumps and motors,
●	more efficient, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

The Company has completed a production prototype and is working to align the prototype capability with specific customer applications. The Company has achieved significant milestones in the design and testing of this prototype. Engineering testing and design of the pump and motor functionality is continuing. Our engineering team has progressively made adjustments to traditional valve and piston technologies which have resulted in improvement in the measured efficiency of the pump. We have filed for patent protection for our novel non-rotating pump concept and continue to file patents as a engineering breakthroughs in our design are identified.

Competition, Industry and Market Acceptance

Competition in both the wearable device market and the hydraulic industry is, and is expected to remain, intense. The competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. As we commercialize our technologies we expect to compete based on performance, uniqueness of design, reliability, and price. There can be no assurance that our technologies and products will not be rendered obsolete by developments in competing technologies that are currently under development or that may be developed in the future or that our competitors could market competing products that obtain market acceptance more rapidly than ours.

We believe that the technologies we are developing have significant advantages relative to similar products manufactured in the worldwide wearable device and hydraulic marketplaces. With respect to our hydraulic mechanical technologies, we believe that our development efforts represent a paradigm shift with respect to presently known technology. With respect to our wearable device technology, we believe that our development efforts are focused on a market that is seeking a better solution to predicting an individual’s level of alertness. Although we have not generated significant revenues from the commercialization of our technologies, we continue to focus our efforts toward those areas where we believe we can get to market quickly and successfully.

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

The Company has five published patents: two hardware technology patents associated with the CURA business and three hydraulic pump and motor related technologies associated with the Aegis business. We have several patent applications in process in various countries including the United States, Europe and Asia.

All key employees are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by us. These agreements also contain certain non-competition and non-solicitation provisions effective during the employment term and for varying periods thereafter depending on position and location. There can be no assurance that we will be able to enforce these agreements. All of our employees agree to abide by the terms of a Code of Ethics policy that provides for the confidentiality of certain information received during the course of their employment.

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

Engineering, Research and Development

For the years ended December 31, 2019 and 2018, the Company spent approximately $809,000 and $1,262,000, respectively on product engineering, design, development and testing on its technology and products.

Employees

As of December 31, 2019, we employed a total of 7 employees, 2 of which are primarily devoted to engineering, design and development, and 5 focused on corporate operations and administration. All of these individuals are employed in the U.S. None of our employees is represented by a labor union.

Executive Officers

Our executive officers as of December 31, 2019, were as follows:

Richard A. Kaplan has served as chief executive officer and as a director since October 2010. He was named president of the Company in October 2019 upon the retirement of Keith Gleasman. From 2000 to 2010, Mr. Kaplan was the chief executive officer of Pictometry International Corp., a visual information systems company that experienced exponential growth under his leadership. Previously, Mr. Kaplan led and developed a number of other successful businesses in industries including retail floor covering, advertising and marketing, computer software, real estate development and human resource development.

Mr. Kaplan currently is on the boards of two companies: Caldwell Manufacturing and Viggi Corporation. He has also been very active in the community in academic institutions and charitable organizations, including present roles on the Board of Trustees at Rochester Institute of Technology (“RIT”), Nazareth College, and the University of Rochester Medical Center as well as directorships at Venture Creations (an RIT business incubator), Camp Good Days and Special Times, Rochester’s Child, Rochester Broadway Theatre League, George Eastman House, the Center for Governmental Research. Mr. Kaplan’s business success and contributions within the community have been recognized by multiple awards, including the prestigious Herbert W. Vanden Brul Entrepreneurial Award presented by the RIT E. Philip Saunders College of Business in April 2007. Mr. Kaplan was also designated the “Businessperson of the Year” in 2007. In 2012, he was inducted into the Rochester Business Hall of Fame.  Mr. Kaplan has an extensive background in economics, accounting, management and executive leadership. He is regularly sought out by startups, universities and other organizations for which he has done private consulting and guest lecturing on marketing, economics and organizational development. He attended Rochester Institute of Technology and the University of Buffalo where he majored in accounting and minored in economics.

Mr. Kaplan retired as the Company's chief executive officer and president on March 19, 2020 and continues as a member of the Company's board of directors.

James Donnelly has served as chief operating officer since October 2019. From January 2017 to October 2019, Mr. Donnelly served as the Company’s senior vice-president of sales and marketing. Prior to CurAegis, Jim served as the Vice President of Business Development for Six15 Technologies. Preceding the formation of Six15 in June of 2012, Jim was the Director of Defense and Augmented Reality Sales for Vuzix Corporation. He holds a B.S. in Business Administration from LeMoyne College and sits on two boards in the Rochester area within the non-profit sector.

Mr. Donnelly was appointed as the Company's chief executive officer and president effective March 26, 2020.

Kathleen A. Browne has served as chief financial officer, corporate secretary and principal accounting officer since April 2015. Prior to joining the Company, Ms. Browne was the sole owner of a professional services and consulting business. From 2007 to 2015 she served as chief financial officer in several development stage public businesses including: U-Vend, Inc. and NaturalNano, Inc. Ms. Browne also served as the Controller and Chief Accountant for Paychex (2001-2004) and W. R. Grace (1996-2001). Ms. Browne spent thirteen years in public accounting with PricewaterhouseCoopers. Ms. Browne is a CPA with a degree in accounting from St. John Fisher College in Rochester, NY.

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

We are a company focused on developing new technology and have not generated significant revenues.

We have a limited operating history and have not generated significant revenues since our founding in 1996. If revenue-generating sales and/or licenses of our technologies do not materialize or do not materialize on a timely basis, we will be compelled to seek additional equity financing or to incur additional debt to sustain operations which could have a material adverse effect on our business, financial condition and results of operations.

The results of engineering and development efforts may be uncertain and there can be no assurance of the commercial success of our technologies or future products.

The development of our products and services is complex and costly.  Some products currently under development or future product developments, including specific product features or functions, may not be technologically successful. In addition, the cost and length of our product development may be greater than we anticipate and we may experience delays in future product development or problems in design or quality of our products. Unanticipated problems in developing products and services could also divert substantial research and development resources, which may impair our ability to develop products and services and could substantially increase our costs. If new or enhanced product and service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our product and development efforts.  Even if our resulting products are technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products.

Our efforts to develop the CURA software platform, designed to measure a degradation of alertness in a person’s ability to perform a task or job, may not be technologically successful.  We continue to design and refine the myCadian software focused on optimizing the user experience.

Our efforts to develop and monetize our Aegis hydraulic pump, an innovative hydraulic pump that is smaller, lighter, and more efficient and cost competitive than other such pumps in the market, may not be successful.

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

The Company's products, services and systems used in internal communications and customer and third-party interactions include the storage, processing and transmission of sensitive data. This can include intellectual property, proprietary and confidential data, and personnel information. A successful breach, employee malfeasance, or security access error could result in access to and potentially unauthorized disclosure, modification, misuse, loss or destruction of Company, customer, or other third-party data or systems.  If such a breach were to occur, the Company would be at risk of loss of access to critical data or systems through ransomware, destructive attacks or other means, business delays, service and system disruptions or denials of service.

We are continuing to develop our fatigue management business and we cannot predict our future results from operations of that business.

We entered the fatigue management business in October 2014. We are continuing to develop and test our fatigue management product and consequently there are currently only nominal revenues from this line of business. Given our lack of operating history in this line of business, it is difficult to predict our future results. Investors should consider the risks and uncertainties that we have encountered and may continue to encounter as a pre-revenue-stage company in a new and unproven market. These uncertainties include:

●	our ability to design and engineer products having the desired features in a cost-efficient manner,
●	consumer demand for and acceptance of our products,
●	our ability to be successful in the highly competitive mobile APP market,
●	our ability to demonstrate the benefits of our products to end users, and
●	our ability to raise additional capital as needed on commercially acceptable terms.

We continue the development of our software based on our present technology but have not generated meaningful product sales. While we believe that we have a reasonable understanding of the approximate cost it will take to finalize the software APP, such costs are only estimated. If we are unable to control our cost to design and develop our software products, we may not be as successful generating profit margins that we expect, which could adversely affect our financial condition or business.

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

As of December 31, 2019, we are authorized to issue up to 400,000,000 shares of our Common Stock, of which a total of 156,515,539 shares are outstanding or are reserved for future issuance due to outstanding stock options, warrants or the conversion of convertible debt or preferred stock. As of December 31, 2019, we have the authority to issue an additional 243,484,461 shares of Common Stock without obtaining shareholder approval.

We are authorized to issue up to 100,000,000 shares of our Preferred Stock, of which a total of 43,961,221 shares have been issued and are outstanding. As of December 31, 2019, our board has the authority to approve the issuance of an additional 56,038,779 shares of Preferred Stock subject to the approval of the holders of the outstanding Preferred Stock.

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

As of December 31, 2019, we had outstanding stock options and warrants to purchase an aggregate of 18,472,207 shares of our Common Stock at exercise prices ranging from $0.22 to $5.00 per share. In addition, we had 44,737,077 shares of Preferred Stock (including the impact of accrued dividends) convertible into shares of our Common Stock at a 1:1 ratio. To the extent that these securities are converted into Common Stock, dilution to our shareholders will occur, which may result in a decrease in the market price of our Common Stock.

Certain investors in our equity securities have significant voting power over management and corporate transactions.

As of December 31, 2019, we have one principal shareholder who controls approximately 42% of our outstanding voting securities. This principal shareholder and one board member together control approximately 47% of our outstanding voting securities. If these shareholders act together, they will be able to exert significant control over our management and affairs requiring shareholder approval, including approval of significant corporate transactions.

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

As part of our business strategy we plan to explore whether there are opportunities to realize potential value from our net operating loss carry-forwards (“NOL Strategy”). Our net operating loss carry-forwards permit us to apply our net operating losses from prior fiscal years to taxable income in future years in order to reduce our tax liability.  As we have incurred losses since our inception, we are unable to realize value from our net operating loss carry-forwards unless we become profitable, either through the commercialization of the products we are developing or through the acquisition of a profitable company. The success of a NOL Strategy will be predicated on maintaining the value of and utilizing all or substantially all of our net operating loss carry-forwards to offset future taxable income of our company or any acquired company. This strategy would be adversely affected if we are unable to realize value from, or otherwise preserve and utilize, our net operating loss carry-forwards, including for any of the following reasons, none of which we have explored or researched as of December 31, 2019:

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

In light of the significant uncertainties inherent in the forward-looking statements made by us, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.  Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements. Such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.  PROPERTIES

We occupy 5,600 square feet of leased office space located at 350 Linden Oaks, Rochester, New York. In August 2019, we entered into a short-term sub-lease agreement through December 30, 2022. The current rental rate is $5,491 per month ($65,900 per annum) for the initial twelve months of the lease agreement. The Agreement allows for annual 5% increases from this initial lease rental rate effective on: August 1, 2020, August 1, 2021 and August 1, 2022. We believe that, given our present circumstances, these offices are sufficient to meet our anticipated operational requirements for the next twelve months.

 Item 3.  LEGAL PROCEEDINGS

There are no litigation matters, actions and/or proceedings to which we are a party or to which our properties are subject.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the over-the-counter market which is an alternative stock exchange listing for companies that either choose not to be listed on a U.S. stock exchange or do not meet the relevant listing requirements. The over-the-counter market and the broker-dealer activities in the market are regulated by the Financial Industry Regulatory Authority (“FINRA”), the U.S. Securities and Exchange Commission (“SEC”) and various state regulators.

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

2019	High	Low
1st Quarter	$0.30	$0.15
2nd Quarter	$0.24	$0.10
3rd Quarter	$0.20	$0.05
4th Quarter	$0.14	$0.01

2018	High	Low
1st Quarter	$0.47	$0.25
2nd Quarter	$0.40	$0.20
3rd Quarter	$0.36	$0.10
4th Quarter	$0.49	$0.15

Holders of Common Stock

As of December 31, 2019, we had approximately 334 shareholders of record of our common stock. As of December 31, 2019, we had 50,979,964 common shares issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in col.)

Equity compensation plans approved by security holders	10,740,500	(1)	$0.45		2,159,500
Equity compensation plans not approved by security holders	1,223,000	(2)	$1.04	(3)	None
Total	11,963,500				2,159,500

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

Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued a total of $1,800,000 of convertible promissory and demand notes to accredited investors during the year ended December 31, 2019. The convertible promissory and demand notes were offered and sold without registration under the Securities Act of 1933 pursuant to Rule 506(c) of Regulation D under the Securities Act of 1933. The offerings were made only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933. Subsequent to December 31, 2019 and up to the filing of this Form 10K, the Company issued an additional $435,000 of convertible notes.

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

Impact of COVID-19 Outbreak

Subsequent to year-end 2019, the World Health Organization declared a novel coronavirus (COVID-19) outbreak as a public health emergency.  There have been mandates from international, federal, state and local authorities requiring forced closures of various businesses, schools and other facilities and organizations.  While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of material or supplies to or from the Company, which in turn could materially interrupt the Company's business operations.  Given the speed and frequency of continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impacts to its results of operations.

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

The Company develops and markets advanced technologies in the areas of safety, wellness and power. The Company is focused on the commercialization of a wellness and safety system (the myCadian system) and a uniquely designed hydraulic pump that will be smaller, lighter, less expensive and more efficient than current technology. The Company has not had significant revenue-producing operations.

It is important to note, regarding both the CURA and Aegis products, that the cycle time from the initiation of the sales process to revenue realization can be highly variable especially as a start-up entity. In addition to the activities to be undertaken to implement our plan of operations, we may expand and/or refocus our activities depending upon future circumstances and developments.

CURA Division: the myCadian system

The Company’s CURA division has developed a proprietary technology designed to (i) measure the decrease in a person’s alertness and (ii) to train individuals on how to improve alertness levels. The myCadian system will enable the user to anticipate and avert undesired or disastrous situations caused by the degradation of alertness. With the information provided from the myCadian software analytics, employees can work with Z-Coach our proprietary sleep training and education solution to correct sleep issues and improve overall wellness.

The myCadian platform is designed to predict and detect a degradation of alertness in a user. The myCadian platform will support multiple wearable technology including IOS and android devices. The myCadian system will include:

●	a risk assessment that identifies the degradation of alertness that may affect a wearer’s ability to perform tasks,
●	real-time reporting that distills complex user data into actionable information on mobile devices,
●	predictive reporting for a user to take action when alertness begins to wane, before fatigue becomes dangerous,
●	flexible settings to provide employers a customized tool using their defined safety criteria and to create protocols for action,
●	pricing that makes it affordable across a broad-based workforce, and
●	the Z-Coach wellness program.

The Z-Coach wellness program is a key component of the myCadian system. Z-Coach learning topics include: Risks and Costs of Fatigue, Fundamentals of Sleep, Fatigue Mitigation and Countermeasures. Z-Coach participants gain an awareness of the dangers inherent in the lack of sleep and learn to utilize lifestyle tools to make changes to improve their health, mood, productivity and safety.

Aegis Division: Hydraulic Pump

During 2019, the Company initiated discussions with investment bankers and certain hydraulics companies to evaluate the possible monetization of the AEGIS technologies.  Management believes these technologies have the potential to fundamentally shift the design and manufacture of future products in the hydraulics pump and motor industries.

The Aegis hydraulic pump technology has been designed to bring to the marketplace a unique concept in hydraulic pumps and motors that will be:

●	smaller, lighter and less expensive than conventional pumps and motors,
●	more efficient, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

The Company has completed a production prototype and is working to align the prototype capability with specific customer applications. The Company achieved significant milestones in the design and testing of this prototype. Engineering testing and design of the pump and motor functionality is continuing. Our engineering team has progressively made adjustments to traditional valve and piston technologies which have resulted in improvement in the measured efficiency of the pump. We have filed for patent protection for our novel non-rotating group pump concept and continue to file patents as a engineering breakthroughs in our design are identified.

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

Results of Operations for the years ended December 31, 2019 and 2018

Revenue, Cost of Revenue and Loss on Revenue

	For the year ended December 31,		Variance
	2019	2018	Incr (decr)
CURA revenue	$15,000	$37,000	$(22,000)
Cost of revenue	13,000	110,000	(97,000)
Earnings (loss) on revenue	$2,000	$(73,000)	$75,000

The Company recorded $15,000 and $37,000 in CURA revenue during the years ended December 31, 2019 and 2018, respectively. Revenue from Z-Coach stand-alone sales aggregated $13,000 and $26,000 for the years ended December 31, 2019 and 2018, respectively.  During the year ended December 31, 2018, the Company recognized $11,000 in revenue from sales of the CURA system.

During the year ended December 31, 2019, fifty-one Z-Coach Aviation subscriptions were sold to five customers resulting in total customer sales of $7,000. As of December 31, 2019, and December 31, 2018, the Company has deferred revenue of $4,000 and $9,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Company recorded $13,000 and $110,000 in cost of revenue during the years ended December 31, 2019 and December 31, 2018, respectively. The cost of revenue includes software amortization and hosting fees incurred to provide the Z-Coach product to subscribers. Software amortization is based upon the straight-line amortization of the capitalized software over an estimated useful life of 36 months. The Z-Coach software was fully amortized in 2019.

The Z-Coach modules have been designed for a range of industry professionals, including aviation, trucking and busing industry and for corporate workers. The Z-Coach training module provides fatigue safety training over a twelve-month subscription period. The user has unlimited access to this tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

Engineering and Development Costs and Expenses

	For the year ended December 31,		Variance
	2019	2018	Incr (decr)
Wages and benefits	$502,000	$731,000	$(229,000)
Professional fee and advisors	242,000	305,000	(63,000)
Parts and shop supplies	12,000	102,000	(90,000)
Computer and software maintenance	13,000	45,000	(32,000)
Depreciation and amortization	22,000	38,000	(16,000)
Other costs and expenses	11,000	11,000	-
	802,000	1,232,000	(430,000)
Stock based compensation	7,000	30,000	(23,000)
Total Engineering and Development	$809,000	$1,262,000	$(453,000)

Engineering and development expenses decreased during the year ended December 31, 2019 compared to the year ended December 31, 2018 due to: decrease in wages, professional fees and reduced spending for parts and shop supplies.  Reduced headcount effected computer and software expenses reflecting reduction in number of subscription-based software programs. These decreases reflect reduced spending as a result of more focused engineering efforts as the Company gets closer to product commercialization. Engineering headcount was two and six professionals as of December 31, 2019 and 2018, respectively.

General and Administrative Costs and Expenses

	For the year ended December 31,		Variance
	2019	2018	Incr (decr)
Wages and benefits	$838,000	$1,195,000	$(357,000)
Professional fees and advisors	210,000	199,000	11,000
Facilities and occupancy	137,000	153,000	(16,000)
Insurance	87,000	87,000	-
Sales and marketing	62,000	30,000	32,000
Patents	45,000	150,000	(105,000)
Travel	31,000	44,000	(13,000)
Computer and software maintenance	29,000	37,000	(8,000)
Shareholder	36,000	53,000	(17,000)
Depreciation and amortization	2,000	8,000	(6,000)
Other costs and expenses	40,000	53,000	(13,000)
	1,517,000	2,009,000	(492,000)
Stock based compensation	119,000	150,000	(31,000)
Total General and Administrative	$1,636,000	$2,159,000	$(523,000)

General and administrative expense decreased during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to: headcount decreases in our sales and operations teams and reduced spending for patent costs. General and administrative headcount was five and nine at December 31, 2019 and 2018, respectively.

Provision for Inventory and Impairment Loss

The Company recorded a provision for excess inventory during the year ended December 31, 2018 based on changes in customer demand and technology developments. Inventory on hand at December 31, 2019 and December 31, 2018 has been fully reserved. The Company recognized $15,000 as a recovery of previously reserved inventory items upon the sale of certain of these components during the year ended December 31, 2019.

During the year ended December 31, 2018, the Company recorded an impairment charge of $17,000 on certain property and equipment that was no longer of use in the Company’s product development.

Non-operating Expense

	For the year ended December 31,		Variance
	2019	2018	Incr/decr
Interest expense	$(1,233,000)	$(1,057,000)	$176,000
Debt issuance cost	(333,000)	-	333,000
Vendor penalty	(300,000)	-	300,000
Other income	18,000	1,000	(17,000)
	$(1,848,000)	$(1,056,000)	$792,000

Interest expense increased by $176,000 for the year ended December 31, 2019 compared to the prior year. The Company has $10,310,000 in face value of convertible notes outstanding compared to $9,160,000 at December 31, 2018. During the year ended December 31, 2019, the Company recognized $1,233,000 in interest expense on the convertible, demand and promissory notes which includes $748,000 of amortization on debt discount that is classified as interest expense.

The increase in interest expense since 2018 reflects $650,000 of new 2019 convertible notes with an interest rate of 6% per annum issued since 2018, interest on $650,000 of demand notes with an interest rate of 6% per annum issued in the third quarter of 2019, and amortization of debt discount on July 2018 notes issued in the first half of 2019. The 2019 interest expense also reflects the interest incurred on the 6% unsecured promissory notes.

During 2019, the Company and the third-party vendor agreed to a $300,000 penalty payable to the vendor to reflect the aging on this outstanding liability.

During the year ended December 31, 2018 the Company recognized $1,057,000 in interest expense on the convertible notes including $627,000 of amortization on debt discount classified as interest expense related to the convertible notes.

Net Loss for the years ended December 31, 2019 and 2018

The net loss for the year ended December 31, 2019 was $4,276,000, compared with a net loss in the year ended December 31, 2018 of $6,308,000. The net loss attributable to common stockholders for the year ended December 31, 2019 was $4,494,000 as compared to $6,526,000 for the year ended December 31, 2018. The weighted average basic and diluted common shares outstanding amounted to 50,601,000 and 49,781,000 for each of the years ended December 31, 2019 and 2018, respectively. Basic and diluted loss per common share for each of the years ended December 31, 2019 and 2018 were $0.09 and $0.13 respectively.

Preferred stock dividends of $218,000 were recorded in the years ended December 31, 2019 and December 31, 2018.

Liquidity and Capital Resources

During the year ended December 31, 2019 we used $2,260,000 of cash in operating activities. A net loss of $4,276,000 was adjusted for $1,326,000 in non-cash expenses for: amortization of debt discount, depreciation and amortization, the non-cash expense recognized for the fair market value of share rights issued with demand notes, stock-based compensation and interest paid in common shares during the year. The Company reported $690,000 in changes in working capital components during the year ended December 31, 2019.  The decrease in cash used in operations in the year ended December 31, 2019 compared to the year ended December 31, 2018 was driven primarily by the decrease in the net loss and the provision for inventory reserve taken in 2018.

During the year ended December 31, 2019, the Company received net proceeds of $925,000 in senior convertible debt, $650,000 in demand notes and $800,000 in unsecured subordinated promissory notes. The Company repaid $150,000 in unsecured promissory notes during the third quarter of 2019 resulting in $2,225,000 in net cash provided by financing activities.

During the year ended December 31, 2018 we used $3,530,000 of cash in operating activities. A net loss of $6,308,000 was adjusted for $2,784,000 in non-cash expenses for: amortization of debt discount, depreciation and amortization, stock-based compensation, a reserve for inventory and an asset impairment, and interest paid in common shares during the year. The Company reported $6,000 in changes in working capital components during the year ended December 31, 2018.  During the year ended December 31, 2018, the Company received net proceeds of $3,388,000 in senior convertible debt and $1,000 in proceeds from the exercise of a common stock warrant.

Current Cash Outlook and Management Plans

As of December 31, 2019, we have cash on hand of $18,000, negative working capital of $4,545,000, a stockholders’ deficiency of $12,203,000 and an accumulated deficit of $91,425,000. During the year ended December 31, 2019 we raised $2,375,000 in proceeds through the issuance of demand notes, convertible notes and promissory notes. The proceeds from these private placements have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2020 cash needs will be approximately $1.5 to 2 million, based upon the cash used in operations in the fourth quarter of 2019. As of December 31, 2019, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of December 31, 2019 and December 31, 2018, there were no accrued interest or penalties related to uncertain tax positions.

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
Contents
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CurAegis Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CurAegis Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018 the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements presented fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of Accounting Standard Update (ASU) 2016-02, Leases (Topic 842)

As discussed in Note 7 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02, Leases (Topic 842) and the related amendments.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Buffalo, New York

March 27, 2020

CURAEGIS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash	$18,000	$53,000
Prepaid expenses and other current assets	2,000	25,000
Total current assets	20,000	78,000

Right to use asset (net)	193,000	-
Property and equipment (net)	38,000	62,000
Software (net)	-	10,000
Total non-current assets	231,000	72,000

Total Assets	$251,000	$150,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Liability for inventory held at vendor	$1,764,000	$1,462,000
Demand notes	650,000	-
Senior convertible notes (net)	647,000	-
Promissory notes	425,000	-
Accounts payable	420,000	323,000
Accrued interest	509,000	166,000
Current right to use obligation	64,000	-
Other current liabilities	36,000	40,000
Accrued wages and benefits	50,000	35,000
Total current liabilities	4,565,000	2,026,000

Non-current right to use obligation	126,000	-
Senior convertible notes (net)	7,763,000	6,603,000
Total Liabilities	12,454,000	8,629,000

Commitments and other matters (Note 16)	-	-

Stockholders' Deficiency:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C, voting, convertible, no dividend, shares issued and outstanding at December 31, 2019 and 2018: 15,687,500 and 15,687,500, respectively	157,000	157,000
Series C-2, voting, convertible, no dividend, shares issued and outstanding at December 31, 2019 and 2018: 24,500,000 and 24,500,000, respectively	245,000	245,000
Series C-3, voting, convertible, no dividend, shares issued and outstanding at December 31, 2019 and 2018: 3,238,000 and 3,268,000, respectively	32,000	33,000
Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at December 31, 2019 and 2018: 468,221 and 468,221, respectively	5,000	5,000
Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at December 31, 2019 and 2018: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at December 31, 2019 and 2018: 50,979,964 and 50,364,549, respectively	510,000	504,000
Additional paid-in capital	78,272,000	77,725,000
Accumulated deficit	(91,425,000)	(87,149,000)
Total Stockholders' Deficiency	(12,203,000)	(8,479,000)

Total Liabilities and Stockholders' Deficiency	$251,000	$150,000

See notes to consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2019	2018

Revenue and Cost of revenue:
CURA revenue	$15,000	$37,000
Cost of revenue	13,000	110,000
Gross margin (loss) on revenue	2,000	(73,000)

Costs and expenses:
Provision (recovery) inventory reserve	(15,000)	1,741,000
Impairment loss	-	17,000
Engineering and development	809,000	1,262,000
General and administrative	1,636,000	2,159,000
Total costs and expenses	2,430,000	5,179,000
Loss from operations	(2,428,000)	(5,252,000)

Non-operating expense:
Interest expense	(1,233,000)	(1,057,000)
Debt issuance cost	(333,000)	-
Vendor penalty	(300,000)	-
Other income	18,000	1,000
Non-operating expense	(1,848,000)	(1,056,000)

Loss before income taxes	(4,276,000)	(6,308,000)
Income taxes	-	-
Net loss	(4,276,000)	(6,308,000)

Preferred stock dividends	218,000	218,000
Net loss attributable to common stockholders	$(4,494,000)	$(6,526,000)
Net loss per share attributable to common stockholders
Basic and Diluted	$(0.09)	$(0.13)
Weighted average number of shares of common stock
Basic and Diluted	50,601,000	49,781,000

See notes to consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

					For the Year Ended December 31, 2019

	Class C Preferred Stock		Class C-2 Preferred Stock		Class C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance At January 1, 2019	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,364,549	$504,000	$77,725,000	$(87,149,000)	$(8,479,000)

Conversion of C3 Preferred Shares to common stock					(30,000)	(1,000)					30,000	1,000			-
Issuance of warrants with convertible note													65,000		65,000
Stock-based compensation													126,000		126,000
Common shares issued for interest											195,415	2,000	42,000		44,000
Common shares issued with convertible notes											195,000	2,000	19,000		21,000
Common shares issued with demand notes											195,000	1,000	19,000		20,000
Share rights issued with demand notes													276,000		276,000
Net Loss														(4,276,000)	(4,276,000)
Balance At December 31, 2019	15,687,500	$157,000	24,500,000	$245,000	3,238,000	$32,000	468,221	$5,000	67,500	$1,000	50,979,964	$510,000	$78,272,000	$(91,425,000)	$(12,203,000)

					For the Year Ended December 31, 2018

	Class C Preferred Stock		Class C-2 Preferred Stock		Class C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance At January 1, 2018	15,937,500	$159,000	25,000,000	$250,000	3,388,000	$34,000	468,221	$5,000	67,500	$1,000	48,979,546	$490,000	$76,494,000	$(80,841,000)	$(3,408,000)

Conversion of C Preferred Shares to common stock	(250,000)	(2,000)									250,000	2,000			-
Conversion of C2 Preferred Shares to common stock			(500,000)	(5,000)							500,000	5,000			-
Conversion of C3 Preferred Shares to common stock					(120,000)	(1,000)					120,000	1,000			-
Issuance of warrants with convertible note													557,000		557,000
Stock-based compensation													180,000		180,000
Common shares issued for interest											320,853	3,000	77,000		80,000
Beneficial conversion feature on convertible note													369,000		369,000
Common shares issued upon note conversions											190,150	2,000	47,000		49,000
Exercise of common stock warrant											4,000	1,000	1,000		2,000
Net Loss														(6,308,000)	(6,308,000)
Balance At December 31, 2018	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,364,549	$504,000	$77,725,000	$(87,149,000)	$(8,479,000)

See notes to consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,276,000)	$(6,308,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount reported as interest	748,000	627,000
Depreciation and amortization	132,000	138,000
Fair market value of share rights issued with demand notes	276,000	-
Stock-based compensation	126,000	180,000
Interest paid in shares	44,000	81,000
Provision for inventory reserve	-	1,741,000
Impairment of capitalized shop equipment	-	17,000
Changes in working capital items:
Accounts receivable	-	8,000
Prepaid expenses and other current assets	23,000	2,000
Liability for inventory held at vendor	302,000	(216,000)
Accounts payable	63,000	172,000
Accrued interest	299,000	79,000
Accrued wages and benefits	7,000	(12,000)
Other current liabilities	(4,000)	(39,000)
Net cash used in operating activities	(2,260,000)	(3,530,000)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes (net)	925,000	3,388,000
Proceeds from demand notes	650,000	-
Proceeds from promissory notes	800,000	-
Repayment of promissory notes	(150,000)	-
Proceeds from exercise of common stock warrant	-	1,000
Net cash provided by financing activities	2,225,000	3,389,000

Net decrease in cash	(35,000)	(141,000)
Cash at beginning of year	53,000	194,000
Cash at end of year	$18,000	$53,000

Supplemental Disclosures:
Cash used for payment of interest	$86,000	$271,000
Right to use asset	$279,000	$-
Exchange of promissory notes for convertible notes	$225,000	$-
Debt discount related to issuance of convertible notes	$91,000	$933,000
Common shares issued in payment of interest	$44,000	$80,000
Conversion of preferred shares to common	$1,000	$8,000
Common shares issued upon conversion of debt	$-	$49,000

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

The Company develops and markets advanced technologies in the areas of safety, wellness and power. The Company is focused on the commercialization of a wellness and safety system (the myCadian system) and a uniquely designed hydraulic pump that will be smaller, lighter, less expensive and more efficient than current technology. The Company has not had any significant revenue-producing operations.

It is important to note, regarding both the CURA and Aegis products, that the cycle time from the initiation of the sales process to revenue realization can be highly variable especially as a start-up entity. In addition to the activities to be undertaken to implement our plan of operations, we may expand and/or refocus our activities depending upon future circumstances and developments.

CURA Division: the myCadian system

The Company’s CURA division has developed a proprietary technology designed to (i) measure the decrease in a person’s alertness and (ii) to train individuals on how to improve alertness levels. The myCadian system will enable the user to anticipate and avert undesired or disastrous situations caused by the degradation of alertness. With the information provided from the myCadian software analytics, employees can work with Z-Coach, our proprietary sleep training and education solution to correct sleep issues and improve overall wellness.

The myCadian platform is designed to predict and detect a degradation of alertness in a user. The myCadian platform will support multiple wearable technology including IOS and android devices. The myCadian system will include:

●	a risk assessment that identifies the degradation of alertness that may affect a wearer’s ability to perform tasks,
●	real-time reporting that distills complex user data into actionable information on mobile devices,
●	predictive reporting for a user to take action when alertness begins to wane, before fatigue becomes dangerous,
●	flexible settings to provide employers a customized tool using their defined safety criteria and to create protocols for action,
●	pricing that makes it affordable across a broad-based workforce, and
●	the Z-Coach wellness program.

The Z-Coach wellness program is a key component of the myCadian system. Z-Coach learning topics include: Risks and Costs of Fatigue, Fundamentals of Sleep, Fatigue Mitigation and Countermeasures. Z-Coach participants gain an awareness of the dangers inherent in the lack of sleep and learn to utilize lifestyle tools to make changes to improve their health, mood, productivity and safety.

Aegis Division: Hydraulic Pump

During 2019, the Company initiated discussions with investment bankers and certain hydraulics companies to evaluate the possible monetization of the AEGIS technologies.  Management believes these technologies have the potential to fundamentally shift the design and manufacture of future products in the hydraulics pump and motor industries.

The Aegis hydraulic pump technology has been designed to bring to the marketplace a unique concept in hydraulic pumps and motors that will be:

●	smaller, lighter and less expensive than conventional pumps and motors,
●	more efficient, and
●	unique in its ability to scale larger, allowing more powerful pumps and motors.

The Company has completed a production prototype and is working to align the prototype capability with specific customer applications. The Company achieved significant milestones in the design and testing of this prototype and engineering testing and design of pump and motor functionality is continuing. Our engineering team has progressively made adjustments to traditional valve and piston technologies which have resulted in improvement in the measured efficiency of the pump. We have filed for patent protection for our novel non-rotating group pump concept and continue to file patents as a engineering breakthroughs in our design are identified.

Current Cash Outlook and Management Plans

As of December 31, 2019, we have cash on hand of $18,000, negative working capital of $4,545,000, a stockholders’ deficiency of $12,203,000 and an accumulated deficit of $91,425,000. During the year ended December 31, 2019 we raised $2,375,000 in proceeds through the issuance of demand notes, convertible notes and promissory notes. The proceeds from these private placements have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2020 cash needs will be approximately $1.5 to 2 million, based upon the cash used in operations in the fourth quarter of 2019. As of December 31, 2019, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management continues to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The financial statements include the accounts of the Company, our wholly owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned). These subsidiaries are non-operational.

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

Accounts Receivable: We carry our accounts receivable at invoice amount less an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  We do not accrue interest on past due invoices.  The allowance for doubtful accounts was zero at December 31, 2019 and December 31, 2018.

Inventory: Inventory is stated at the lower of cost or net realizable value with cost determined under the average cost method. We record provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. Inventory on hand at December 31, 2019 and 2018 has been fully reserved.

Depreciation and amortization: Depreciation and amortization are computed using the straight-line method.   Depreciation and amortization expense for the years ended December 31, 2019 and 2018 are as follows:

	For Years ended December 31,
	2019	2018
Amortization right-to-use asset	$98,000	$-
Software	10,000	92,000
Property and equipment	24,000	46,000
	$132,000	$138,000

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at December 31, 2019 and December 31, 2018. The carrying amount of cash, prepaid expenses and other current assets, liability for inventory, accounts payable, accrued expenses, demand and promissory notes approximates their fair value due to their short maturity. The senior convertible notes can be converted into common stock with an underlying value of $3,436,000 as of December 31, 2019 based on the trading price on December 31, 2019.

Revenue Recognition and Deferred Revenue: On January 1, 2018, the Company adopted FASB ASC 606, "Revenue from Contracts with Customers" and all related amendments for all contracts using the modified retrospective method.  There was no impact upon the adoption of FASB ASC 606. The Company has determined that the adoption of this standard did not require a cumulative effect adjustment. For contracts where performance obligations are satisfied at a point in time, the Company recognizes revenue when the product is shipped to the customer. For contracts where the performance obligation is satisfied over time, as in the Z-Coach sales, the Company recognizes revenue over the subscription period.  Revenue from the sale of the Company's products is recognized net of cash discounts, sales returns and allowances. The Company has two sources of revenue: (i) from the sale of MyCadian system products and (ii) from stand-alone Z-Coach subscriptions.

The Company's net revenue is derived primarily from domestic customers.  For the year ended December 31, 2019 net revenue from products transferred over time amounted to $13,000 and net revenue from products transferred at a point in time amounted to $2,000. One customer accounted for 43% of total Z-Coach subscription sales made during the year ended December 31, 2019. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

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

Engineering and Development and Patents: Engineering and development costs and patent expenses are charged to operations as incurred. Engineering and development include personnel-related costs, materials and supplies, depreciation and consulting services. Patent costs for the years ended December 31, 2019 and 2018 amounted to $45,000 and $150,000, respectively, and are included in general and administrative expenses.

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

During 2018, the Company adopted FASB ASU 2018-07, “Equity-Based Payments to Non-Employees,” which requires all share-based payments to non-employees, including grants of stock options, to be recognized in the consolidated financial statements as expense generally over the service period of the consulting arrangement or as performance conditions are expected to be met. The Company utilized a modified retrospective approach effective as of January 1, 2018 in the adoption of this accounting guidance which resulted in a $10,000 reduction of stock compensation expense previously reported. FASB ASC 718-20 requires that modifications of the terms or conditions of equity awards be treated as an exchange of the original award for a new award.  Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of December 31, 2019, and December 31, 2018, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At December 31, 2019 and 2018, we excluded 105,535,575 and 94,784,206 potential common shares, respectively, relating to convertible preferred stock, convertible notes, future share rights issued with demand notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at December 31, 2019 and 2018 as the conditions for their vesting are not time-based.

NOTE 3 – INVENTORY AND RELATED VENDOR LIABILITY

At December 31, 2019 and 2018 inventory consisted of:

	December 31,
	2019	2018
Raw materials	$1,665,000	$1,678,000
Finished goods	69,000	69,000
	1,734,000	1,747,000
Less: Reserve	(1,734,000)	(1,747,000)
Inventory (net)	$-	$-

Liability for inventory held at vendor	$1,764,000	$1,462,000

During 2017, the Company initiated a purchase order with a third-party vendor to manufacture and assemble the myCadian watch. In connection with this agreement, the Company agreed to a cancellation charge for products purchased on behalf of the Company in the instance that the purchase order is subsequently modified, delayed or cancelled.  At December 31, 2018, the Company had a reserve of $1,747,000 reflecting a full reserve for all inventory on-hand at that date. Management will evaluate this reserve in future reporting periods.

During 2019, the Company and the third-party vendor agreed to a $300,000 penalty payable to the vendor to reflect the aging on this outstanding liability.

NOTE 4 - DEMAND NOTE

The Company entered into a credit facility with a commercial bank in 2019 for up to $1,500,000 in advances to support working capital needs of the business. The demand notes issued in connection with this commercial bank are supported by individual co-borrowing agreements from certain accredited investors. In connection with this credit agreement, the Company entered into a general security agreement that provides the bank a continuing security interest in all of the Company's personal property and fixtures.

The co-borrowers participating in this credit facility received 30,000 common shares for each $100,000 in principal co-borrowed. The fair market value of these shares was estimated on the date of the note issuance and is reflected in debt issuance costs. The co-borrowers were also granted the right to purchase common shares up to the amount co-borrowed, at a price per share determined based on the closing price of the Company’s common stock one day prior to the agreement. The fair market value of these future rights is reflected in debt issuance costs in the results of operations. The price per share for the future share rights is fixed at the higher of the closing price of the Company’s common stock one day prior to the co-borrowing arrangement or $0.15 per share. Each co-borrower has the right to purchase these common shares until the indebtedness is paid in full or within five business days after the consummation of the sale of the Company’s Aegis division.

At December 31, 2019, the Company had issued $650,000 in demand notes and issued 195,000 shares of common stock in connection with the co-borrowing demand notes. The common shares issued in connection with the co-borrowing demand notes were valued at $21,000 on the date of issuance and have been reported in debt issuance costs. Coincident with the issuance of these notes, these co-borrowers also received the right to purchase up to 4,333,333 shares of the Company’s common stock at a fixed price of $0.15 per share. The fair market value of these future share rights was estimated at $276,000 on the date of the issuance of the notes utilizing the Black Scholes valuation model and has been reported in debt issuance costs.

Advances drawn under this facility have been issued as demand notes with an adjustable interest rate set at the bank’s prime rate, which was 4.75% December 31, 2019. The Company incurred $37,000 in debt issuance costs related to bank and legal fees incurred in connection with this credit facility.

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

NOTE 5 - SENIOR CONVERTIBLE NOTES AND WARRANTS

At December 31, 2019, the Company had $10,310,000 in convertible notes outstanding which have been presented net of unamortized debt discounts of $1,900,000, resulting in a carrying value of $8,410,000. The 2019 convertible notes have been presented in current liabilities as of December 31, 2019 as these notes mature on the earlier of the Aegis monetization event or five years from the date of issuance. As of December 31, 2018, the Company had $9,160,000 in convertible notes outstanding, presented net of unamortized debt discounts of $2,557,000 resulting in a carrying value of $6,603,000.

Scheduled maturities on the Company’s convertible note are: $650,000 in the twelve months ending 2020; $2,990,000 in the twelve months ending December 31, 2021; $2,775,000 in the twelve months ending in December 31, 2022; $3,395,000 in the twelve months ending December 31, 2023 and $500,000 thereafter.

Included in the face value of convertible notes outstanding at December 31, 2019 and December 31, 2018, is $2,477,000 and $2,252,000, respectively in convertible notes payable to six of our directors and $1,170,000 in convertible notes payable to an investor that is deemed an affiliate.

	Total	2019 6% Notes	JULY 2018 Notes	2018 Notes	2017 6% Notes	2016 6% Notes

Face value 12/31/18	$9,160,000	$-	$1,175,000	$625,000	$4,370,000	$2,990,000
Notes issued	1,150,000	650,000	500,000	-	-	-
Face value 12/31/19	$10,310,000	$650,000	$1,675,000	$625,000	$4,370,000	$2,990,000

Debt discount 12/31/18	$(2,557,000)	$-	$(360,000)	$(231,000)	$(456,000)	$(1,510,000)
Debt discount issued	(91,000)	(26,000)	(65,000)	-	-	-
Amortization reported as interest	748,000	23,000	72,000	46,000	94,000	513,000
Debt discount 12/31/19	$(1,900,000)	$(3,000)	$(353,000)	$(185,000)	$(362,000)	$(997,000)

Senior convertible notes (net) 12/31/19	$8,410,000	$647,000	$1,322,000	$440,000	$4,008,000	$1,993,000

 2019 Convertible Notes

The board of directors authorized the issuance of up to $2.5 million in 6% Convertible Promissory Notes (the “2019 Convertible Notes”) in connection with the May 28, 2019 Securities Purchase Agreement (the “2019 SPA”). The 2019 Convertible Notes mature on the earlier of: five days after the sale of substantially all of the assets of the Aegis division or five years from the date of issuance.

The conversion rate of the notes is fixed at the greater of $0.15 per share and the closing market price of the Company’s common stock on the trading day immediately prior to the issuance of the note. Investors receive 30,000 shares of common stock for each $100,000 investment in the 2019 Convertible Notes. The notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933 as amended (the "Securities Act") and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

During the year ended December 31, 2019, the Company issued $650,000 in new notes and allocated $26,000 of the proceeds to debt discount based on the estimated fair value of the common shares issued and debt issuance costs on the date of investment. During the year ended December 31, 2019, the Company recorded $40,000 in interest expense which includes $23,000 of amortization on debt discount.

JULY 2018 Convertible Notes

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

During the year ended December 31, 2019, the Company issued $500,000 in new convertible notes and allocated $65,000 of the proceeds to debt discount based on the estimated fair value of the warrants issued and debt issuance costs incurred on the date of investment. In connection with the issuance of these convertible notes, the Company issued 350,000 warrants with an exercise price of $0.25 per share and a 10-year term.

During the year ended December 31, 2019 and December 31, 2018, the Company recorded $72,000 and $20,000 respectively in interest expense which includes amortization of debt discount.

During the year ended December 31, 2018, the Company issued $1,175,000, in convertible notes and allocated $380,000, of the proceeds to debt discount based on the estimated fair value of the warrants issued and debt issuance costs incurred on the date of investment. In connection with the issuance of these convertible notes, the Company issued 590,000 warrants with an exercise price of $0.25 per share and a 10-year term.

2018 Convertible Notes

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

During the year ended December 31, 2019 and December 31, 2018, the Company recorded $45,000 and $19,000 respectively in interest expense which reflects the amortization of debt discount.

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

During the year ended December 31, 2019 and December 31, 2018 the Company recorded $356,000 and $355,000, respectively, in interest expense including $94,000 and $105,000, respectively of amortization of debt discount.

2016 Convertible Notes

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

During the year ended December 31, 2019 and December 31, 2018 the Company recorded $692,000 and $664,000, respectively, in interest expense including $513,000 and $483,000, respectively of amortization of debt discount.

NOTE 6- UNSECURED SUBORDINATED PROMISSORY NOTES

During the year ended December 31, 2019, the Company issued $800,000, in unsecured subordinated promissory notes to the Company’s Chief Executive Officer and to another board member. These notes bear interest at a rate of 6% per annum and have a maturity date of ninety days from the date of issuance. As of December 31, 2019, all promissory notes outstanding were payable to our Chief Executive Officer and aggregated $425,000 at this date.  The maturity dates on the outstanding promissory notes have been amended to reflect a June 30, 2020 date.

During 2019, the Company paid off $150,000 and converted $225,000 of the promissory notes to 2019 convertible notes. The Company recognized interest expense of $15,000 on these notes during the year ended December 31, 2019.

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

As of January 1, 2019, the Company utilized the modified retrospective approach to measure the right to use operating lease agreement associated with the office building located at 1999 Mt. Read Blvd in Rochester New York. The adoption of this accounting standard did not impact our consolidated loss from operations and had no impact on cash flows. Upon adoption, the Company determined the present value of future lease costs at $257,000, which included monthly rental, common area costs, and taxes. The Company assumed an incremental borrowing rate of 6% as the building lease agreement did not include an implicit rate. The right-to-use asset included two, one-year renewal options that ran through May 2021. On September 1, 2019, the Company vacated this property at the request of the landlord and relocated to a new office. The Company terminated the lease obligation without penalty or liability for unused periods associated with the original lease obligation and as such, the Company did not incur an impairment as a result of this change in lease term. Operating lease costs for this lease aggregated $80,000 for year ended December 31, 2019.

On August 1, 2019, the Company entered into an operating lease obligation for office space located at 350 Linden Oaks in Rochester New York. The Company determined the present value of future lease costs at the inception of the lease was $212,000. The Company assumed an incremental borrowing rate of 6% as the building lease agreement did not include an implicit rate. The lease has a termination date of December 30, 2022. Operating lease costs for the year ended December 31, 2019 were $26,000 with future maturing lease obligations as follows: $64,000 in 2020; $64,000 in 2021 and $63,000 in 2022. Total future lease payments are $212,000 including imputed interest of $21,000.

NOTE 8 - SOFTWARE

The Company investment in software for the CURA division have been amortized over an estimated useful life of 3 years. Amortization expense recognized for the year ended December 31, 2019 and 2018 was $10,000 and $92,000, respectively. All capitalized software was fully amortized as of December 31, 2019. The net value of capitalized software at December 31, 2018 was $10,000.

NOTE 9 - PROPERTY AND EQUIPMENT

At December 31, 2019 and 2018 property and equipment consist of the following:

	December 31, 2019	December 31, 2018
Office equipment	$199,000	$249,000
Shop equipment	132,000	182,000
Leasehold improvements	-	253,000
	331,000	684,000
Less accumulated depreciation	(293,000)	(622,000)
Net property and equipment	$38,000	$62,000

Depreciation expense for the years December 31, 2019 and 2018 was $24,000 and $46,000 respectively.

NOTE 10 - BUSINESS SEGMENTS

The Company has two operating business segments. The CURA business operates in the fatigue management industry and the Aegis business is focused in the power and hydraulic industry.

Segment information for the year ended December 31, 2019 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$15,000	$-	$-	$15,000
Gross margin	2,000	-	-	2,000
Loss from operations	(614,000)	(513,000)	(1,301,000)	(2,428,000)
Non-operating expense	-	-	(1,848,000)	(1,848,000)
Net loss	$(614,000)	$(513,000)	$(3,149,000)	$(4,276,000)

Stock based compensation	$3,000	$17,000	$106,000	$126,000
Depreciation and amortization	$14,000	$18,000	$100,000	$132,000
Assets at December 31, 2019	$1,000	$36,000	$214,000	$251,000

Segment information for the year ended December 31, 2018 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$37,000	$-	$-	$37,000
Gross margin (loss) on revenue	(73,000)	-	-	(73,000)
Loss from operations	(3,155,000)	(658,000)	(1,439,000)	(5,252,000)
Non-operating expense	-	-	(1,056,000)	(1,056,000)
Net loss	$(3,155,000)	$(658,000)	$(2,495,000)	$(6,308,000)

Stock based compensation	$1,000	$44,000	$135,000	$180,000
Depreciation and amortization	$110,000	$20,000	$8,000	$138,000
Assets at December 31, 2018	$15,000	$54,000	$81,000	$150,000

NOTE 11 - INCOME TAXES

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

The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 is summarized below:

	2019	2018
Current tax expense (benefit):
Federal	$-	$-
State	-	-

Deferred tax expense (benefit):
Federal	583,000	1,093,000
State	131,000	252,000
Change in valuation allowance	(714,000)	(1,345,000)
Provision for income tax	$-	$-

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations for each of the years ended December 31, 2019 and 2018 is attributable to the following:

	2019	2018
Income tax benefit at federal statutory rate	$(898,000)	$(1,325,000)
State income tax (benefit), net of effect of federal taxes	(103,000)	(199,000)
Non-deductible debt discount	157,000	132,000
Convertible debt interest expense	96,000	-
Debt issuance expense	70,000	-
Other	(36,000)	47,000
Increase in valuation allowance	714,000	1,345,000
Provision for income taxes	$-	$-

The deferred tax asset at December 31, 2019 and 2018 consists of the following:

	2019	2018
Deferred income tax assets:
Net operating loss carryforwards	$3,277,000	$3,044,000
Deferred startup costs	11,224,000	10,787,000
Stock-based compensation	1,321,000	1,302,000
Other	141,000	117,000
	15,963,000	15,250,000
Less: Valuation allowance	(15,963,000)	(15,250,000)
Net deferred tax asset	$-	$-

At December 31, 2019, we have approximately $12,799,000 and $12,095,000 of adjusted federal net operating loss carryforwards and New York State net operating loss carryforwards, respectively, to offset future taxable income. These net operating losses begin expiring in 2023 through 2038. Beginning with tax years starting after December 31, 2017, NOL’s created can be carried forward indefinitely, however they can only be utilized in any given year, up to 80% of taxable income in that year. In addition, we have $249,000 of research and development tax credits carryforwards to offset future tax. These credits expire in 2039. Furthermore, from the date of inception through 2019, we have accumulated approximately $43,413,000 of adjusted deferred startup costs. Start-up costs will be amortized over a 15-year period beginning in the year we begin an active trade or business, with the exception of a nominal portion of these costs related to the sale of CURA software currently being amortized. We have provided a full valuation allowance on the net deferred tax assets due to uncertainty of realization through future earnings.

The amortization period for a nominal portion of the startup expenses, $273,000, under IRC Section 195 began in 2018 because the active trade or business related to those startup expenses commenced. The Company received revenue in 2018 and 2019 for the sale of subscription software services and demos of the CURA watch. An inventory reserve was booked in 2018 based on changes in technology developments.  A full reserve was recorded for all inventory on hand and the Company is no longer pursuing sales of the related product. The Company expects CURA software sales will continue to be relevant to the Company's business.  An election was made in 2018 to begin to amortize the IRC Section 195 costs related to the CURA software’s original cost, and modifications, which the Company is currently reselling. The remaining Section 195 costs will be amortized over a 15-year period beginning in the year the Company begins as an active trade or business.

Based upon the change in ownership rules under Section 382 of the Internal Revenue Act of 1986, if a company issues common stock or other equity instruments convertible into common shares which results in an ownership change exceeding a 50% limitation threshold over a rolling three-year time frame as imposed by that Section, all of that company's net operating loss carryforwards may be significantly limited as to the amount of use in a particular year. Utilization of the NOL carry-forwards may be subject to an annual limitation in the case of sufficient equity ownership changes under Section 382 of the tax law or the NOLs may expire unutilized.

Reconciliations of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Balance as of January 1	$1,112,000	$1,112,000
Additions based on tax positions related to current year	-	-
Additions based on enacted tax change in state rate	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions based on enacted changes in tax rates	-	-
Settlements	-	-
Balance as of December 31	$1,112,000	$1,112,000

Tax years that remain subject to examination for our major tax jurisdictions include the years ended December 31, 2016 through December 31, 2019. NOL's generated in previous years may also be subject to examination.

NOTE 12 - PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the year ended December 31, 2019 the Company issued 30,000 shares of common stock in connection with a conversion notice received from a preferred Series C-3 shareholder, 195,415 shares of common stock in payment of interest on the Company’s 2016, 2017 and 2019 Convertible Notes and 390,000 shares of common stock in connection with the issuance of 2019 Convertible Notes and Demand Notes.

During the year ended December 31, 2018, the Company issued 874,000 shares of common stock in connection with conversion notices received from various preferred shareholders and warrant exercises and 320,853 shares at $0.25 per share in payment of interest on the Company’s 2016 and 2017 Convertible Notes. The company also issued 190,150 common shares at $0.25 per share to note holders that initiated conversion of their debt during the year ended December 31, 2018.

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

At December 31, 2019 and 2018, there were 468,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 468,221 outstanding shares of Class A Preferred stock amounted to approximately $2,713,000 and $2,530,000 at December 31, 2019 and 2018, respectively.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders, Class A Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred shareholders’ liquidation preference was approximately $2,713,000 and $2,530,000 at December 31, 2019 and 2018, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

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

Depending upon our cash position, from time to time we may request that a converting preferred shareholder receiving dividends in cash consent to receive shares of restricted common stock in lieu thereof. For the years ended December 31, 2019 and 2018, we settled no Class B Preferred dividends.

At December 31, 2019, dividends payable upon the conversion of 67,500 outstanding shares of Class B Preferred amounted to approximately $488,000. In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred shareholders and our Class A Preferred shareholders, Class B Preferred shareholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class B Preferred shareholders’ liquidation preference was $488,000 and $454,000 at December 31, 2019 and 2018, respectively. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

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

During the year ended December 31, 2019 Series C Preferred shareholders converted 250,000 of Series C Preferred into common stock. At December 31, 2019 and 2018, there were 15,687,500 shares of Series C Preferred stock outstanding. The value of the Series C Preferred shareholders’ liquidation preference was $6,275,000 at December 31, 2019 and 2018.

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

During 2018, Series C-2 Preferred shareholders converted 500,000 of Series C-2 Preferred into common stock. At December 31, 2019 and 2018, there were 24,500,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred shareholders’ liquidation preference was $4,900,000 at December 31, 2019 and 2018.

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

During the year ended December 31, 2019, the Company issued 30,000 shares of common stock in connection with conversion notices received from a Series C-3 convertible preferred shareholder. During the year ended December 31, 2018, the Company issued 120,000 shares of common stock in connection with conversion notices received from Series C-3 convertible preferred shareholders. At December 31, 2019 and 2018, there were 3,238,000 and 3,268,000 shares of Preferred C-3 stock outstanding, respectively.

NOTE 13 - STOCK OPTIONS

The shareholders approved the 2011 and 2016 Stock Option Plans (the “2016 Plan” and the “2011 Plan”) which provide for the grant of up to 6,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the plans: non-qualified stock options and incentive stock options.

Under the plans, non-qualified stock options may be granted to our officers, directors, employees and outside consultants. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. In the case of incentive stock options, the exercise price may not be less than such fair market value and in the case of an employee who owns more than 10% of our common stock, the exercise price may not be less than 110% of such market price. Options generally are exercisable for ten years from the date of grant, except that the exercise period for incentive stock options granted to any employee who owns more than 10% of our stock may not be greater than five years.

As of December 31, 2019, there are 2,159,500 options are available for future grant under these plans.

Summary   For the years ended December 31, 2019 and 2018, compensation expense related to stock option awards amounted to $126,000 and $180,000, respectively. As of December 31, 2019, there was approximately $105,000 of unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average term of 11 months.

No employee stock options were granted in the year ended December 31, 2019. During the year ended December 31, 2018, the Company granted 1,787,500 stock options to employees and non-employee board members. The weighted average grant date fair value of stock options granted during the year ended December 31, 2018 was $0.23. The total grant date fair value of stock options vested during the years ended December 31, 2019 and 2018 was approximately $173,000 and $412,000, respectively.

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2019	2018
Expected term (years)	-	5.4
Expected forfeiture rate	-	0%
Risk-free rate	-	2.8%
Volatility	-	137%
Dividend yield	-	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of all of our outstanding stock options for the year ended December 31, 2019:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2019	11,028,500	$0.49	3.8	$94,000
Granted	-	-
Exercised	-	-
Canceled or expired	(288,000)	0.28

Outstanding at December 31, 2019	10,740,500	$0.50	2.6	$-

Exercisable at December 31, 2019	7,522,750	$0.55	2.3	$-

During the year ended December 31, 2019, 288,000 options were canceled due to employee turnover, no options expired unexercised, and no options were exercised. During the year ended December 31, 2018, no options were exercised and 441,000 options were cancelled due to employee turnover, no options expired unexercised and no options were exercised. As of December 31, 2019, the exercise prices on outstanding stock options ranged from $.22 per share to $1.58 per share.

NOTE 14 - WARRANTS

The following summarizes the activity of our outstanding warrants as of December 31, 2019:

				Weighted
		Weighted		Average
		Average		Remaining		Aggregate
		Exercise		Contractual		Intrinsic
	Shares	Price		Term		Value

Outstanding at January 1, 2019	7,381,707	$0.46	(a)	7.0	(b)	$39,000
Granted	350,000	0.25
Exercised	-	-
Canceled or expired	-	-

Outstanding at December 31, 2019	7,731,707	$0.45	(a)	6.2	(b)	$33,000

Exercisable at December 31, 2019	7,106,707	$0.49		6.2	(c)	$33,000

(a)	The weighted average exercise price for warrants outstanding excludes 1,750,000 warrants in each period with no determined exercise price.
(b)	The weighted average remaining contractual term for warrants outstanding excludes 743,500 warrants with no expiration date.
(c)	The weighted average remaining contractual term for warrants exercisable excludes 118,500 warrants with no expiration date.

NOTE 15 - RELATED PARTY TRANSACTIONS

As of December 31, 2019, and December 31, 2018, the Company had outstanding $2,477,000 and $2,252,000, respectively, in senior convertible notes held by six members of our board of directors. These notes represent 9,388,378 of potential shares of common stock at December 31, 2019 and 7,888,378 at December 31, 2018. The Company granted 1,239,288 warrants to these board members in connection with their investment in the convertible notes. During 2019, the Company issued 60,000 and 7,500 common shares to the Company's Chief Executive Officer and to another board member in connection with their investment in the 2019 Convertible Notes, as further described in Note 5. The Company had $164,000 and $33,000 in accrued interest on convertible and promissory notes due to board members outstanding at December 31, 2019 and December 31, 2018, respectively.

As of December 31, 2019, and December 31, 2018, the Company had outstanding a $1,170,000 senior convertible note held by an investor that is deemed an affiliate.  This note represents 4,680,000 of potential shares of common stock as of these reporting dates.  Underlying warrants associated with this note represent 468,000 of potential shares of common stock.  At December 31, 2019 and December 31, 2018, the Company had $88,000 and $17,000 respectively, in accrued interest outstanding on this convertible note.

During 2019, the Company issued unsecured subordinated promissory notes of $800,000 of which $225,000 was subsequently converted into 2019 convertible notes and $150,000 was repaid resulting in $425,000 of outstanding promissory notes payable to our Chief Executive Officer as of December 31, 2019. The unsecured promissory notes have maturity date of June 30, 2020 and accrue interest at 6% per annum.   Accrued and unpaid interest due on the promissory notes was $15,000 as of December 31, 2019.

NOTE 16 — COMMITMENTS AND OTHER MATTERS

401(k) Retirement Benefit Plan: The Company has a defined contribution 401(k) plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under Section 401(k) of the Internal Revenue Code and, subject to certain limitations, we may, at management’s discretion, authorize an employer contribution based on a portion of the employees' contributions.  At the present time, the Company does not provide for an employer match. During 2019 and 2018, we incurred administrative expenses of approximately $2,000 in each year related to this plan.

NOTE 17- SUBSEQUENT EVENTS

2019 Convertible Notes

Subsequent to December 31, 2019, the Company issued $435,000 in new 2019 convertible notes and 112,500 of new common shares to the investors in these notes.

Common Shares Issued in Payment of Interest Expense

Subsequent to December 31, 2019, the Company issued 94,772 shares of common stock representing $14,000 in payment of interest to noteholders.

Stock Compensation Grants

Subsequent to December 31, 2019, the Company granted 2,100,000 incentive stock options exercisable for 10 years from the date of grant at prices ranging from $0.12 to $0.15 per share.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

James R. Donnelly, our chief executive officer and Kathleen A. Browne our principal accounting officer, as of December 31, 2019, have informed the board of directors that, based upon their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (Form 10-K), such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management (including the chief executive officer) as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections or any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The audit committee of our board of directors meets with our independent registered public accounting firm and management periodically to discuss internal control over financial reporting, auditing and financial reporting matters. The audit committee reviews with our independent registered public accountants the scope and the results of the audit effort. The audit committee’s report can be found in the definitive proxy statement issued in connection with the Company’s 2020 annual meeting of shareholders.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 “Internal Control—Integrated Framework”. Based upon its assessment, management concluded that as of December 31, 2019 internal control over financial reporting is effective.

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

Thomas F. Bonadio, age 70, has served as a director since November 2010. Mr. Bonadio is the Founder and Senior Counsel of the Bonadio Group. After graduation from St. John Fisher College in 1971, Mr. Bonadio spent seven years with Arthur Andersen & Co. in Rochester, New York. In 1978, he started the Bonadio Group, which now is the largest CPA firm in New York state (outside of Manhattan) and the 42nd largest in the United States. Current annual revenue of approximately $120 million, with more than 850 employees. Each year since 1988, the Bonadio Group has been named a Rochester Top 100 growth company by the Rochester Business Journal.

Mr. Bonadio is chairman of the CurAegis Audit Committee. He also serves on multiple private and public boards. In addition to other community activities, he has been active in many community organizations and not-for-profit boards. He has also served as a member of the Monroe County Jobs Creation Task Force and the St. John Fisher Alumni Activities Committee. He is a past chairman of the Board of Trustees of St. John Fisher College. Mr. Bonadio serves as a member of the Board of Directors of Paychex Inc. and is a member of that company’s Audit Committee; and he heads the audit committees of Royal Oak Realty Trust (formerly Buckingham Properties Group) and previously served as the head of the Audit Committee of Conceptus, Inc. a NASDAQ listed public entity. Mr. Bonadio was also a past member of the Board of Directors of Moore Stephens North America, the nation’s sixth-largest accounting firm association.

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

James R. Donnelly, age 41, was appointed as a director of the board in March 2020.  Mr. Donnelly served as the chief operating officer of the Company since October 2019.  From January 2017 to October 2019, he served as the Company's senior vice-president of Sales and Marketing.  Prior to joining CurAegis, Jim served as the vice-president of Bbusiness Development for Six15 Technologies. Preceding the formation of Six15 in June 2012, Jim was director of Defense and Augmented Reality Sales for Vizix Corporation.  Jim holds a B.S. in Business Administration from LeMoyne College and sits on two non-profit boards in the Rocheste area.

Lance F. Drummond, age 65, Lance Drummond has served as a director since December 2018. Mr. Drummond is currently a board member for Federal Home Loan Mortgage Corporation (Freddie Mac) since 2015 where he has served on the Audit Committee and Chair of the Compensation and Human Capital Committee. He is a board member for United Community Bank Inc. since 2018, where he serves on the Risk Committee, Nominating and Governance Committee and Compensation Committee. He is also a member of the Public Board of Governors or the Financial Industry Regulatory Authority (FINRA) where he serves on the Management Compensation Committee and the Audit Committee.

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

Keith E. Gleasman, age 72, is a co-founder of the Company and has served as a member of the Company’s board of directors since its inception in 1996. Mr. Gleasman served as president of the Company upon its inception through his retirement in September 2019. From 2010 to 2016, he served as the vice president of marketing. From 2005 to 2010 he also held the title of chief technology officer. From 1985-1988, Mr. Gleasman was the vice president of sales for the Power Systems Division of Gleason Works. Mr. Gleasman is a co-inventor on a notable number of the Company’s patents. His strengths include his marketing and sales executive experience, in addition to his design and development knowledge. His particular expertise has been in the area of defining and demonstrating products to persons within all levels of the automotive industry, race crew members, educators and students. He has spent virtually his entire career involved with inventing and manufacturing new and creative mechanical components for the automotive industry, working closely with his father, Vernon E. Gleasman. Mr. Gleasman earned his B.S. degree from Ashland University in Ashland, Ohio.

Walter A. L. Johnson, age 66, is the Executive Director of the Rochester Data Science Consortium and the New York State Center of Excellence for Data Science. He was Vice President of the Palo Alto Research Center (Xerox PARC), managing their Intelligent Systems Laboratory in Palo Alto until 2014 at which time he moved to Rochester to integrate Xerox’s Webster Research Center into PARC.  Previously, Dr. Johnson served as Senior Vice President of Operations at SkyGrid, Inc., a real-time financial news analytics startup, as well as the Vice President of Strategy and Business Development at Uppercase, Inc., a tablet PC startup acquired by Microsoft in a $45M transaction. He is a former scientist in PARC’s groundbreaking Human-Computer Interaction group, where he specialized in intelligent interfaces for mobile and ubiquitous computing applications. His work on an embedded document application environment for multifunction devices led to the creation of a special enterprise-level division of Xerox, for which he received the Xerox President’s Award and the PARC Excellence in Science and Technology award. He also served as the Vice President of Strategic Operations at 12 Entrepreneuring, a business incubator in San Francisco. He holds 15 United States patents. Dr. Johnson obtained his Ph.D. in Cognitive Psychology from the University of Pittsburgh, and B.A. and MA. degrees in Cognitive Psychology at the University of Arizona.

Richard A. Kaplan, age 74, has served as a director since October 2010. From 2010 to March 2020, Mr. Kaplan was the chief executive officer and president of the Company. From 2000 to 2010, Mr. Kaplan was the chief executive officer of Pictometry International Corp., a visual information systems company that experienced exponential growth under his leadership. Previously, Mr. Kaplan led and developed a number of other successful businesses in industries including retail floor covering, advertising and marketing, computer software, real estate development and human resource development. Mr. Kaplan currently is on the board of Viggi Corporation. He has been very active in the community in academic institutions and charitable organizations, including present roles on the Board of Trustees at Rochester Institute of Technology, Nazareth College and the University of Rochester Medical Center as well as directorships at Venture Creations (an RIT business incubator), Camp Good Days and Special Times, Rochester’s Child, Rochester Broadway Theatre League, George Eastman House, and the Center for Governmental Research.

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

Aaron Newman, age 48, is a serial entrepreneur having founded five successful startups: BlocWatch, CloudCheckr, Techrigy, DbSecure, and Application Security, Inc. He currently sits on the board of CloudCheckr. Aaron authored the books Enterprise 2.0, printed by McGraw-Hill, and the Oracle Security Handbook, printed by Oracle Press. He is an acclaimed international speaker on technology topics and has been awarded multiple patents in database security and social media. Prior to DbSecure, Aaron held technology positions at Price Waterhouse, Bankers Trust, and as an independent IT consultant. Aaron proudly served in the U.S. Army during the First Gulf War. Aaron currently serves as a Trustee of the Strong National Museum of Play, Nazareth College, MCC Foundation, Greater Rochester Chamber of Commerce, and the Rochester Police Foundation.

E. Philip Saunders, age 82, has served as a director since November 2010. Since 1990, Mr. Saunders has been the chief executive officer of Saunders Management Co., a firm that he owns. He also is chairman of the board of Genesee Regional Bank and Valley Fuels and serves on the board of directors for American Rock Salt, Lewis Tree, Paul Smiths, Passero Associates, Royal Oak Realty Trust, Western New York Energy, University of Rochester, Rochester Institute of Technology and the Young Entrepreneurs Academy.

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

Gary A. Siconolfi, age 68, has served as a director since October 2002, and has been the Company’s board chair since 2005. Since 1995, Mr. Siconolfi has been the sole owner of his own commercial real estate business. Mr. Siconolfi acted as an advisor to the Company from 1999 through 2002, at which time he joined the board. From 1984 to 1995, he was the owner and president of Panorama Dodge, Inc., Penfield, New York and from 1989 to 1995 he was the owner and president of Panorama Collision, Inc., East Rochester, New York, where he started and managed a highly successful auto/truck dealership and collision business. Prior to opening the dealership and collision business, Mr. Siconolfi acquired extensive knowledge in the automotive industry, working in sales, sales management and general management at various automotive businesses. He has completed more than 100 programs sponsored by Chrysler Corporation, Ford Motor Company and General Motors in fields such as management, sales management, sales, customer relations, human resources and service training, and he has earned numerous awards given by these companies.

Information About Executive Officers

The Company’s executive officers are James R. Donnelly, the Company's Chief Executive Officer and Kathleen A. Browne, Chief Financial Officer and Secretary.

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

B.   Operation of the Board of Directors

During 2019 the Board of Directors met 5 times and took official action 7 times during the period from January 1, 2019 through December 31, 2019. During this period, our directors as a group participated in, either in person or by telephonic conference as permitted by the Company's Bylaws, approximately 90% of the total number of meetings held and/or actions taken during the period for which they were directors and 88% of the total number of meetings and/or actions taken by the committees of the board on which they served during the period for which were members of such committee(s).

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

Waivers or amendments of the code's provisions are generally not permitted, may be granted only by the board of directors, and if granted, will be disclosed promptly by the Company by posting the waiver or amendment on the Company’s website and by filing a current report (Form 8-K) with the Securities and Exchange Commission. There were no waivers and/or amendments of the code during 2019.

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
Lance F. Drummond
E. Philip Saunders

Number of Meetings in 2019: 4

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

Gary A. Siconolfi, chairman

Number of Meetings in 2019: 1

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

Shareholders wishing to directly nominate candidates for election to the board of directors at an annual meeting must do so by giving notice in writing to the chairman of the Nominating Committee, CurAegis Technologies, Inc., 350 Linden Oaks Rochester, New York 14625. The notice with respect to any annual meeting must be delivered to the chairman not less than 120 days prior to the first anniversary of the preceding year's annual meeting. The notice shall set forth (a) the name and address of the shareholder who intends to make the nomination; (b) the name, age, business address and residence address of each nominee; (c) the principal occupation or employment of each nominee; (d) the class and number of shares of CurAegis securities which are beneficially owned by each nominee and by the nominating shareholder; (e) any other information concerning the nominee that must be disclosed in nominee and proxy solicitations pursuant to Regulation 14A of the Securities Exchange Act of 1934; and (f) the executed consent of each nominee to serve as a director of CurAegis if elected.

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

Number of Meetings in 2019: 1

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

All members of the Committee must be independent within the meaning of Rule 10A-3(b)(1)(ii) promulgated by the Securities and Exchange Commission and Nasdaq Marketplace Rule 4200(a)(15).

C. Shareholder Communications

We encourage all shareholders to communicate with management and with our directors, including our independent directors. Any shareholder wishing to communicate directly with management should e-mail or address regular mail to:

Officer	Mailing Address	E-mail
James Donnelly Chief Executive Officer and President	CurAegis Technologies, Inc. 350 Linden Oaks Rochester, New York 14625	jdonnelly@curaegis.com
Kathleen A. Browne Chief Financial Officer	CurAegis Technologies. Inc. 350 Linden Oaks Rochester, New York 14625	kbrowne@curaegis.com

Any shareholder wishing to communicate directly with any of our independent directors should e-mail as follows:

Thomas F. Bonadio	tbonadio@bonadio.com

Lance F. Drummond	Lance.drummond@outlook.com

Keith Gleasman	keithgleasman@gmail.com

Walter A. L. Johnson	waljohnson@rochester.edu

Richard A. Kaplan	dickkaplan3@gmail.com

Aaron C. Newman	aaron@newman-family.com

E. Philip Saunders	PhilS@saundersmgt.com

Gary A. Siconolfi	garysic1951@gmail.com

Regular mail may be addressed to:	CurAegis Independent Directors c/o CurAegis, Inc. 350 Linden Oaks Rochester, New York 14625 Attention: Kathleen A. Browne

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

Based upon Company records and other information, we believe that for the year ended December 31, 2019, and for the period January 1, 2019, through March 29, 2020, all directors and executive officers complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

FOR YEARS ENDED DECEMBER 31, 2019 and 2018

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (4)	Non- Equity Incentive Plan Compensation	Change in Pension Value and Non- qualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Richard A. Kaplan,	2019	$50,000	$0	$0	$0	$0	$0	$15,000	$65,000
CEO (1)	2018	$50,000	$0	$0	$0	$0	$0	$15,000	$65,000

James R. Donnelly, COO (2)	2019	$175,000	$0	$0	$0	$0	$0	$0	$175,000

Kathleen A.	2019	$200,000	$0	$0	$0	$0	$0	$0	$200,000
Browne, CFO (3)	2018	$200,000	$0	$0	$21,000	$0	$0	$0	$221,000

(1)

Mr. Kaplan served as the Company’s chief executive officer for the years ended December 31, 2019 and 2018. He received an annual salary of $50,000 and $15,000 annual car allowance each year in this role.

(2)	Mr. Donnelly served as the Company’s chief operating officer for the year ended December 31, 2019.
(3)	Ms. Browne served as the Company’s chief financial officer for the years ended December 31, 2019 and 2018.
(4)

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

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2019

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expira- tion Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Richard A. Kaplan, CEO (1)	3,000,000	2,150,000	0	$0.36	2020	0	$0	0	$0

James R. Donnelly, COO (2)	100,000	150,000	0	$0.23	2028	0	$0	0	$0

Kathleen A. Browne, CFO (3)	25,000	0	0	$0.28	2025	0	$0	0	$0
	0	25,000	0	$0.53	2026	0	$0	0	$0
	75,000	25,000	0	$0.62	2026	0	$0	0	$0
	50,000	50,000	0	$0.23	2028	0	$0	0	$0

(1)

On September 30, 2010, Mr. Kaplan was granted an option to acquire 5,150,000 shares of the Company's $.01 par value common stock exercisable for a period of ten years at $.36 per common share. The option vests as follows: 1,000,000 shares immediately; 1,000,000 shares upon the closing price of the Company's common stock reaching $1.00 per share; another 1,000,000 upon the closing price reaching $2.00 per share; another 1,000,000 upon the closing price reaching $3.00 per share and the balance of 1,150,000 upon the closing price reaching $4.00 per share. As of December 31, 2019, 3,000,000 options have vested under the option agreement.

(2)

On May 7, 2018, Mr. Donnelly was granted an option to acquire 250,000 shares of the Company’s $0.01 par value common stock exercisable for a period of ten years at $0.23 per common share. The option vests as flows: 37,500 shares on the grant date; 62,500 on the first, second and third anniversaries of the grant; and 25, 000 on the fourth anniversary of the grant. At December 31, 2019, 100,000 options have vested under the option agreement.

(3)

On September 1, 2015, Ms. Browne was granted an option to acquire 25,000 shares of the Company’s $.01 par value common stock exercisable for a period of ten years at $.28 per common share. The grant vests in 25% tranches on each successive anniversary of the grant. At December 31, 2019, 25,000 options have vested under the option agreement.

On January 14, 2016, Ms. Browne was granted an option to acquire 25,000 shares of the Company’s $.01 par value common stock exercisable for a period of ten years at $.53 per common share. The shares vests upon the closing price of the Company's common stock reaching $5.00 per share. At December 31, 2019, none of these options have vested.

On December 21, 2016, Ms. Browne was granted an option to acquire 100,000 shares of the Company’s $.01 par value common stock exercisable for a period of ten years at $.62 per common share. The grant vests in 25% tranches on each successive anniversary of the grant. At December 31, 2019, 75,000 of these options have vested.

On May 7, 2018, Ms. Browne was granted an option to acquire 100,000 shares of the Company’s $.01 par value common stock exercisable for a period of ten years at $.23 per common share. The grant vests annually in 25% tranches. At December 31, 2019, 50,000 of these options have vested.

DIRECTOR COMPENSATION TABLE FOR THE YEAR ENDED DECEMBER 31, 2019

Name (a)	Fees Earned or Paid in Cash (b)	Stock Award (c)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Thomas F. Bonadio	$0	$0	$21,750	$0	$0	$0	$21,750
William W. Destler	$0	$0	$21,750	$0	$0	$0	$21,750
Lance F. Drummond	$0	$0	$58,500	$0	$0	$0	$58,500
E. Philip Saunders	$0	$0	$21,750	$0	$0	$0	$21,750

On August 1, 2018, the Company made a grant of 75,000 options to the following board members: Thomas F. Bonadio, William W. Destler and E. Phil Saunders. These options have an exercise price of $0.32 per share, exercisable for 10 years, and with annual vesting of 25% upon the anniversary date of the option grant.

On November 11, 2018, the Company made a grant of 150,000 options to Lance F. Drummond with an exercise price of $0.26 per share, exercisable for 10 years which were fully vested upon the date of the grant. Also, on November 11, 2018, the Company made a grant of 100,000 options to Lance F. Drummond with an exercise price of $0.26 per share, exercisable for 10 years with annual vesting of 25% upon the anniversary date of the option grant.

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

Reimbursement of Board Expenses

The board has a policy of providing for the reimbursement of expenses incurred by members of the Company’s board of directors. The reimbursement policy applies to all non-employee directors and provides for the reimbursement of all reasonable out-of-pocket expenditures incurred on behalf of the Company, including but not limited to:

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

On October 1, 2019, the Company named James Donnelly as its chief operating officer. Mr. Donnelly receives a salary of $175,000 per annum for the year ended December 31, 2019. Mr. Donnelly is entitled to participate in all employee benefit plans as are provided from time to time for senior executives. On May 7, 2018, Mr. Donnelly was granted an option to acquire 250,000 shares of the Company’s $0.01 par value common stock exercisable for a period of ten years at $0.23 per common share. The option vests as flows: 37,500 shares on the grant date; 62,500 on the first, second and third anniversaries of the grant; and 25,000 on the fourth anniversary of the grant. At December 31, 2019, 100,000 options have vested under the option agreement.

On September 1, 2015, the Company engaged Kathleen A. Browne as its chief financial and accounting officer. Ms. Browne’s compensation was $200,000 per annum for the years ended December 31, 2019 and 2018. Ms. Browne is entitled to participate in all employee benefit plans as are provided from time to time for senior executives. If the Company terminates the executive, removes her as CFO, or a change in control of the Company occurs, the executive is entitled to 6 months’ severance pay.

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

STOCK OWNERSHIP BY DIRECTORS, OFFICERS AND 5 PERCENT OWNERS

Common Stock

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock by (i) each person who is known by the Company to own of record or beneficially more than 5% of the outstanding common stock, (ii) each of the Company’s directors, nominees and named executive officers, and (iii) all current directors and executive officers of the Company as a group. The first two columns of the table set forth beneficial ownership information for such persons as of March 1, 2020. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Exchange Act, under which, in general, a person is deemed to be the beneficial owner of a security if that person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if he or she has the right to acquire the beneficial ownership of the security within 60 days.

Name of Beneficial Owner	Position with the Company	Number of Shares Owned		Percent of Shares Outstanding (1)

Thomas F. Bonadio	Director	731,415	(2)	1.4
Lance F. Drummond	Director	262,583	(3)	< 1
Keith E. Gleasman	Director	4,862,575	(4)	9.5
Walter A. L. Johnson	Director	50,000	(5)	< 1
Richard A. Kaplan	Director	9,327,210	(6)	15.5
Aaron C. Newman	Director	50,000	(7)	< 1
E. Philip Saunders	Director	5,145,627	(8)	9.1
Gary A. Siconolfi	Chairman of the Board	1,149,333	(9)	2.2

James R. Donnelly	Chief Executive Officer, President and Director	100,000	(10)	< 1
Kathleen A. Browne	Chief Financial & Principal Accounting Officer	350,000	(11)	< 1

All Directors and Executive Officers as a Group		22,028,743	(2)-(13)	30.5

B. Thomas Golisano	Investor	48,969,250	(12)	49.0
Robert August	Investor	2,840,811	(13)	5.3

(1)

The calculations in these columns are based upon 51,187,236 shares of common stock outstanding on March 1, 2020, plus the number of shares of common stock subject to outstanding options, warrants and convertible debt held by the person with respect to whom the percentage is reported on such date. The shares of common stock underlying such options, warrants, convertible debt and similar rights, are deemed outstanding for purposes of computing the percentage of the person holding such options but are not deemed outstanding for the purpose of computing the percentage of any other person. The calculations also assume the convertibility of each share of Series C Preferred Stock, C-2 Preferred Stock and Series C-3 Preferred Stock into one share of common stock.

(2)

Thomas F. Bonadio: includes (i)150,150 shares issuable upon conversion of Convertible Note issued November 7, 2017; (ii) 15,015 shares issuable upon the exercise of a warrant issued November 7, 2017 exercisable for 10 years at an exercise price of $0.333 per share; (iii)  160,000 Series C-3 Preferred shares issued on February 20, 2016 convertible into common shares; (iv) 125,000 Class C Preferred shares and a warrant issued on September 23, 2011 for 12,500 common shares exercisable for 10 years at an exercise price equal to the greater of $.01 per share or 80% of the volume weighted average sale price per share of the Company’s common stock for the 10 consecutive trading days immediately prior to exercise; (v) 18,750 common shares that may be purchased through the exercise of a common stock option granted on August 1, 2018, exercisable for 10 years from the date of grant at an exercise price of $0.32 per share; and (vi) 250,000 common shares which may be purchased through the exercise of a 10-year stock option granted on January 27, 2011 at an exercise price of $.90 per common share.

(3)

Lance F. Drummond: includes (i) 75,075 shares issuable upon conversion of a Convertible Note issued March 2, 2018; (ii) 7,508 shares issuable upon the exercise of a warrant issued on March 2, 2018 exercisable for 10 years at an exercise price of $0.333 per share; (iii) 175,000 shares issuable upon the exercise of an option granted November 28, 2018 with an exercise price of $0.26 per share exercisable for 10 years from the date of grant; and (iv) 5,000 shares issuable upon the exercise of an option granted January 12, 2018 exercisable for 10 years at an exercise price of $0.31 per share.

(4)	Keith E. Gleasman: The address for Mr. Gleasman is 350 Linden Oaks. Rochester, NY 14625.

(5)	Walter A. L. Johnson: includes 50,000 shares issuable upon the exercise of an option granted February 24, 2020 with an exercise price of $0.09 per share exercisable for 10 years from the date of grant.

(6)	Richard A. Kaplan: includes (i) 1,200,000 shares issuable upon conversion of Convertible Notes issued during the period from September 4, 2018 and December 26, 2018; (ii) 120,000 shares issuable upon the exercise of warrants issued during the period from September 4, 2018 and December 26, 2018 exercisable for 10 years at an exercise price of $0.25 per share; (iii) 100,000 shares issuable upon the conversion of a Convertible Note issued on July 10, 2018; (iv) 10,000 shares issuable upon the exercise of warrants issued on July 10, 2018 exercisable for 10 years at an exercise price of $0.25 per share; (v) 1,501,052 shares issuable upon conversion of Convertible Notes issued during the period July 12, 2017 and April 17, 2018; (vi) 375,375 shares issuable upon the exercise of warrants issued during the period July 12, 2017 and April 17, 2018 exercisable for 10 years at an exercise price of $0.333 per share; (vii) 570,000 shares issuable upon conversion of a Convertible Note issued December 16, 2016; (viii) 57,000 shares issuable upon the exercise of warrants issued on December 16, 2016 exercisable for 10 years at an exercise price of $0.25 per share; (ix) 900,000 Series C-3 Preferred shares issued on February 20, 2016 convertible into common shares; (x) 3,000,000 common shares which may be acquired upon the exercise of a 10-year non-qualified stock option granted on September 30, 2010 at an exercise price of $.36 per share. The balance of the option, namely 2,150,000 common shares will vest when the Company’s stock price reaches certain targets as set forth in the stock option agreement; and (xi) 1,333,333 future share rights issuable upon conversion of a Convertible Note issued August 16, 2019 at an exercise price of $0.15 per share.

(7)	Aaron C. Newman: includes 50,000 shares issuable upon the exercise of an option granted February 24, 2020 with an exercise price of $0.09 per share exercisable for 10 years from the date of grant.

(8)

E. Philip Saunders: includes (i) 1,501,502 shares issuable upon the conversion of a Convertible Note issued November 20, 2017; (ii) 375,375 shares issuable upon the exercise of a warrant issued November 20, 2017 for 10 years at an exercise price of $0.333 per share; (iii) 2,000,000 shares issuable upon conversion of a Convertible Note issued August 25, 2016; (iv) 200,000 shares issuable upon the exercise of warrants issued on August 25, 2016 exercisable for 10 years at an exercise price of $0.25 per share; (v) 400,000 Series C-3 Preferred shares issued on February 20, 2016 convertible into common shares; (vi) 18,750 common shares which may be purchased through the exercise of stock option granted on August 1, 2018, exercisable for 10 years from the date of grant at an exercise price of $0.32 per share; (vii) 250,000 common shares which may be purchased through the exercise of a 10-year stock option granted on January 27, 2011, at an exercise price of $.90 per common share; and (viii) 400,000 future share rights issuable upon conversion of a Convertible Note issued in the first quarter of 2020 at an exercise price of $0.15 per share.

(9)

Gary A. Siconolfi: includes (i) 240,000 shares issuable upon conversion of a Convertible Note issued December 19, 2016; (ii) 24,000 shares issuable upon the exercise of warrants issued on December 19, 2016 exercisable for 10 years at an exercise price of $0.25 per share; (iii) 25,000 common shares issuable upon exercise for a warrant for 10 years at an exercise price equal to the greater of $.01 per share or 80% of the volume weighted average sale price per share of the Company’s common stock for the 10 consecutive trading days immediately prior to exercise; and (iv) 100,000 common shares which may be purchased through the exercise of a 10-year stock option granted on November 15, 2013 at an exercise price of $.36 per common share.

(10)	James R. Donnelly: includes 100,000 common shares issuable upon exercise of a stock option granted May 7, 2018 exercisable for 10 years from date of grant at an exercise price of $0.23 per share.

(11)

Kathleen A. Browne: includes (i) 200,000 shares issuable upon conversion of 200,000 shares of Series C-3 Preferred shares issued on February 20, 2016; (ii) 25,000 common shares issuable upon exercise of a 10-year stock option granted September 1, 2015 at an exercise price of $0.28 per share; (iii) 75,000 common shares issuable upon the exercise of a stock option granted on December 21, 2016 exercisable for 10 years from the date of grant at an exercise price of $0.62 per share; and (iv) 50,000 common shares issuable upon exercise of a stock option granted May 7, 2018 exercisable for 10 years from date of grant at an exercise price of $0.23 per share.

(12)

B. Thomas Golisano: includes (i) 4,680,000 shares issuable upon the conversion of a Convertible Note issued November 7, 2016; (ii) 468,000 shares issuable upon the exercise of warrants issued on November 7, 2016, exercisable for 10 years at an exercise price of $0.25 per share; (iii) 15,212,500 Series C Preferred shares and 24,475,000 Series C-2 Preferred shares, (iv) a warrant issued on September 23, 2011, for 1,521,250 common shares exercisable for 10 years at an exercise price equal to the greater of $.01 per share or 80% of the volume weighted average sale price per share of the Company’s common stock for the 10 consecutive trading days immediately prior to exercise; and (v) 2,500,000 future share rights issuable upon conversion of a Convertible Note issued during the first quarter of 2020 at an exercise price of $0.15 per share. The address for Mr. Golisano is c/o Fishers Asset Management, 1 Fishers Road, Pittsford, New York 14534.

(13)

Robert W. August: includes (i) 750,751 shares issuable upon the conversion of a Convertible Note issued December 29, 2017; (ii) 300,300 shares issuable upon the conversion of a Convertible Note issued February 9, 2018; (iii) 300,300 shares issuable upon the conversion of a Convertible Note issued on May 14, 2018; (iv) 400,000 shares issuable upon the conversion of a Convertible Note issued March 11, 2019; (vi) 666,667 future share rights issuable upon conversion of a Convertible Note issued July 23, 2019 at an exercise price of $0.15 per share; and (vii) 392,793 shares issuable upon the exercise of warrants issued on December 29, 2017, February 9, 2018, May 14, 2018 and March 11, 2019 exercisable for 10 years from the date of grant at exercise prices ranging from $0.15 to $0.333 per share.

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

(1)

The calculations in these columns are based upon 15,687,500 shares of Series C Preferred Stock, 24,500,000 shares of Series C-2 Preferred Stock and 3,238,000 shares of Series C-3 Preferred Stock outstanding on March 1, 2020, plus the number of shares of common stock subject to outstanding options, warrants and convertible stock held by the person with respect to whom the percentage is reported on such date.

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

Based upon these independence standards and all of the relevant facts and circumstances, the board has affirmatively determined that Thomas F. Bonadio, Lance F. Drummond, Keith Gleasman, Walter A. L. Johnson, Aaron Newman, E. Philip Saunders and Gary A. Siconolfi (constituting 7 members of an 8-person board) are independent. In making this determination, the board noted that none of these directors is an executive officer or employee of the Company.

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

Director and Officer Loans

During the year ended December 31, 2019, the Company issued unsecured subordinated promissory notes to Richard A. Kaplan, a director of the Company on January 23, April 4, May 1, May 15, July 11, September 18, October 3, October 16, November 25, December 11 and December 16, 2019, in the aggregate principal amount of $775,000, and to William Destler, a former director of the Company, on March 26, 2019, in the aggregate principal amount of $25,000.  These notes bear interest at a rate of 6% per annum, and the maturity date of each of the notes was initially ninety days from the date of issuance.  However, the maturity date of all outstanding notes has been extended to June 30, 2020. The Destler note was repaid in full in July 2019 and is no longer outstanding.  As of December 31, 2019, the aggregate principal balance of the notes is $425,000.

During 2019, the Company repaid $150,000 aggregate principal amount of the notes and converted $225,000 aggregate principal amount of the notes to 2019 Convertible Notes.  The Company recognized interest expense of $15,000 on the notes during the year ended December 31, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate amount the Company paid and/or accrued for professional services rendered by Freed Maxick CPAs, P.C. as the Company’s independent registered public accounting firm for each of 2019 and 2018 for the audit of the Company's annual consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the review of the Company's consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services normally provided in connection with statutory and regulatory filings or engagements was:

Aggregate fees for professional services rendered for the Company for 2019 and 2018 were:

	2019	2018
Audit Fees	$78,400	$76,500
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$78,400	$76,500

Audit-Related Fees

The Company did not engage Freed Maxick CPAs, P.C. for any audit-related services in the years ended December 31, 2019 or 2018.

Tax Fees

The Company did not engage Freed Maxick CPAs, P.C. for any tax services for the year ended December 31, 2019, and 2018.

All Other Fees

The Company did not engage Freed Maxick CPAs, P.C. for any other services for the years ended December 31, 2019, and 2018.

Total Fees

The Company has paid and/or accrued fees totaling $78,400 and $76,500 to Freed Maxick CPAs, P.C. for the years ended December 31, 2019, and 2018 respectively.

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

10.38

Unsecured Subordinated Promissory Note Agreement, dated April 4, 2019, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

10.39

Unsecured Subordinated Promissory Note Agreement, dated March 26, 2019, incorporated by reference to Exhibit 10.2 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

10.40

Unsecured Subordinated Promissory Note Agreement, dated May 1, 2019, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2019.

10.41

Unsecured Subordinated Promissory Note Agreement, dated May 15, 2019, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2019.

10.42	Form of 2019 SPA, incorporated by reference to Exhibit 4.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2019.

10.43

Form of 6% Senior Convertible Promissory Note, incorporated by reference to Exhibit 4.2 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2019.

10.44

Unsecured Subordinated Promissory Note Agreement, dated July 11, 2019, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2019.

10.45	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

10.46	Form of Demand Note, incorporated by reference to Exhibit 10.2 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

10.47	General Security Agreement, incorporated by reference to Exhibit 10.3 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019.

10.48

Unsecured Subordinated Promissory Note Agreement, dated September 18, 2019 incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2019.

10.49

Unsecured Subordinated Promissory Note Agreement, dated October 3, 2019, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2019.

10.50

Unsecured Subordinated Promissory Note Agreement, dated October 16, 2019, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2019.

10.51

Unsecured Subordinated Promissory Note Agreement, dated November 25, 2019, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2019.

10.52

Unsecured Subordinated Promissory Note Agreement, dated December 11, 2019, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2019.

10.53

Unsecured Subordinated Promissory Note Agreement, dated December 16, 2019, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019.

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

CURAEGIS, INC.
Dated: March 27, 2020	By:	/s/ James R. Donnelly
James R. Donnelly,
Chief Executive Officer and President

Dated: March 27, 2020	By:	/s/ Kathleen A. Browne
Kathleen A. Browne,
Chief Financial and Accounting Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Donnelly and Kathleen A, Browne, or either of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, as amended and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 2020	By:	/s/ James R. Donnelly James R. Donnelly, Chief Executive Officer, President and Director

Dated: March 27, 2020	By:	/s/ Kathleen A. Browne Kathleen A. Browne Chief Financial and Accounting Officer

Dated: March 27, 2020	By:	/s/ Thomas F. Bonadio Thomas F. Bonadio, Director

Dated: March 27, 2020	By:	/s/ Lance F. Drummond Lance F. Drummond, Director

Dated: March 27, 2020	By:	/s/ Keith E. Gleasman Keith E. Gleasman, Director

Dated: March 27, 2020	By:	/s/ Walter A. L. Johnson Walter A. L. Johnson Director

Dated: March 27, 2020	By:	/s/Richard A. Kaplan Richard A. Kaplan Director

Dated: March 27, 2020	By:	/s/ Aaron C. Newman Aaron C. Newman Director

Dated: March 27, 2020	By:	/s/ E. Philip Saunders E. Philip Saunders, Director

Dated: March 27, 2020	By:	/s/ Gary A. Siconolfi Gary A. Siconolfi, Director