Form 10-Q
period 2020-03-31
CurAegis Technologies, Inc.
filed 2020-05-13
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 13, 2020
Common Stock, $0.01 par value	51,347,810

CURAEGIS TECHNOLOGIES, INC.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Current Assets:
Cash	$157,000	$18,000
Prepaid expenses	4,000	2,000
Total current assets	161,000	20,000

Right to use asset (net)	180,000	193,000
Property and equipment (net)	35,000	38,000
Total non-current assets	215,000	231,000

Total Assets	$376,000	$251,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Liability for inventory	$1,747,000	$1,764,000
Demand notes	650,000	650,000
Promissory notes	425,000	425,000
Accounts payable	412,000	420,000
Accrued interest	621,000	509,000
Current right-to-use obligation	65,000	64,000
Other current liabilities	28,000	36,000
Accrued wages and benefits	52,000	50,000
Total current liabilities	4,000,000	3,918,000

Non-current right-to-use obligation	112,000	126,000
Senior convertible notes (net)	9,154,000	8,410,000
Total Liabilities	13,266,000	12,454,000

Commitments and other matters

Stockholders' Deficiency:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C, voting, convertible, no dividend, shares issued and outstanding at March 31, 2020 and December 31, 2019: 15,687,500 and 15,687,500, respectively	157,000	157,000
Series C-2, voting, convertible, no dividend, shares issued and outstanding at March 31, 2020 and December 31, 2019: 24,500,000 and 24,500,000, respectively	245,000	245,000
Series C-3, voting, convertible, no dividend, shares issued and outstanding at March 31, 2020 and December 31, 2019: 3,238,000 and 3,238,000, respectively	32,000	32,000
Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at March 31, 2020 and December 31, 2019: 468,221 and 468,221, respectively	5,000	5,000
Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at March 31, 2020 and December 31, 2019: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at March 31, 2020 and December 31, 2019: 51,187,236 and 50,979,964 respectively	512,000	510,000
Additional paid-in capital	78,336,000	78,272,000
Accumulated deficit	(92,178,000)	(91,425,000)
Total Stockholders' Deficiency	(12,890,000)	(12,203,000)

Total Liabilities and Stockholders' Deficiency	$376,000	$251,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2020 (Unaudited)	Three Months Ended March 31, 2019 (Unaudited)

Revenue and Cost of revenue:
CURA revenue	$3,000	$7,000
Cost of revenue	1,000	6,000
Margin	2,000	1,000

Costs and expenses:
Recovery on inventory reserve	(16,000)	-
Engineering and development	91,000	331,000
General and administrative	343,000	544,000

Total costs and expenses	418,000	875,000

Loss from operations	(416,000)	(874,000)

Non-operating expense:
Interest expense	(337,000)	(274,000)
Non-operating expense	(337,000)	(274,000)

Loss before income taxes	(753,000)	(1,148,000)
Income taxes	-	-
Net loss	(753,000)	(1,148,000)

Preferred stock dividends	54,000	54,000
Net loss attributable to common stockholders	$(807,000)	$(1,202,000)

Net loss per share attributable to common stockholders
Basic and Diluted	$(0.02)	$(0.02)
Weighted average number of shares of common stock
Basic and Diluted	51,148,000	50,401,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

					For the Three Months Ended March 31. 2020

	Class C Preferred Stock		Class C-2 Preferred Stock		Class C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficiency

Balance at December 31, 2019	15,687,500	$157,000	24,500,000	$245,000	3,238,000	$32,000	468,221	$5,000	67,500	$1,000	50,979,964	$510,000	$78,272,000	$(91,425,000)	$(12,203,000)

Stock-based compensation													$39,000		$39,000
Common shares issued for interest											94,772	$1,000	$16,000		$17,000
Common shares issued with convertible notes											112,500	$1,000	$9,000		$10,000
Net Loss														$(753,000)	$(753,000)

Balance at March 31, 2020	15,687,500	$157,000	24,500,000	$245,000	3,238,000	$32,000	468,221	$5,000	67,500	$1,000	51,187,236	$512,000	$78,336,000	$(92,178,000)	$(12,890,000)

					For the Three Months Ended March 31. 2019

Balance at December 31, 2018	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,364,549	$504,000	$77,725,000	$(87,149,000)	$(8,479,000)

Stock-based compensation													$59,000		$59,000
Common shares issued for interest											35,996		$8,000		$8,000
Warrants issued with convertible note													$63,000		$63,000
Net Loss														$(1,148,000)	$(1,148,000)

Balance at March 31, 2019	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,400,545	$504,000	$77,855,000	$(88,297,000)	$(9,497,000)

See notes to condensed consolidated financial statements.

 CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2020 (Unaudited)	Three Months Ended March 31, 2019 (Unaudited)
Cash flows from operating activities:
Net loss	$(753,000)	$(1,148,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount reported as interest	200,000	165,000
Depreciation and amortization	19,000	30,000
Stock-based compensation	39,000	59,000
Interest paid in shares	(17,000)	-
Fair market value common shares issued with debt	-	9,000
Changes in working capital items:
Prepaid expenses	(2,000)	12,000
Liability for inventory	(17,000)	-
Accounts payable	(8,000)	212,000
Accrued interest	121,000	53,000
Other current liabilities	(5,000)	5,000
Accrued wages and benefits	2,000	26,000
Net cash used in operating activities	(421,000)	(577,000)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes (net)	560,000	450,000
Proceeds from issuance of unsecured promissory notes	-	125,000
Net cash provided by financing activities	560,000	575,000

Net increase (decrease) in cash	139,000	(2,000)
Cash at January 1	18,000	53,000
Cash at March 31	$157,000	$51,000

Supplemental Disclosures:
Cash used for payment of interest expense	$7,000	$47,000
Debt discount related to issuance of convertible notes	$16,000	$63,000
Common shares issued in payment of interest expense	$17,000	$8,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

CurAegis Technologies, Inc. (“CurAegis”, “the Company”) was incorporated as a New York business corporation in September 1996 under the name Torvec, Inc. The Company’s name was changed to CurAegis Technologies, Inc. in 2016 in connection with the establishment of its two business divisions. The CURA division is engaged in the fatigue management business and the Aegis division is engaged in the development of technology for the power and hydraulic industry.

The Company is focused on the commercialization of a wellness and safety system (the CURA System) and a uniquely designed hydraulic pump that will be smaller, lighter, less expensive and more efficient than current technology. The Company has not had any significant revenue-producing operations.

The Company has created the CURA app to offer products that reduce fatigue risk in the workplace and help individuals manage their sleep and improve alertness. The CURA System consists of a real-time alertness measurement and the Z-Coach wellness program.

The Aegis hydraulic pump technology brings to the hydraulic industry a unique technology that is: smaller, lighter and less expensive, is more efficient and as reliable as conventional pumps and motors. During 2019, the Company initiated discussions with investment advisors and certain hydraulics companies to evaluate the possible monetization of the AEGIS technologies.  On April 8, 2020, the Company reported that it had initiated a temporary suspension of this evaluation process. This decision was linked to the COVID-19 pandemic which adversely impacted and is expected to continue to adversely impact the Company’s ability to generate industry interest in the Aegis technologies. Recent updates with interested parties have indicated that companies in the hydraulics industry are currently focused on internal processes, technology, and employees.

It is important to note that the cycle time from the initiation of the sales process to revenue realization can be highly variable especially as a start-up entity. In addition to the activities to be undertaken to implement our plan of operations, we may expand and/or refocus our activities depending upon future circumstances and developments.

Current Cash Outlook and Management Plans

As of March 31, 2020, we had cash on hand of $157,000, negative working capital of $3,839,000, an accumulated deficit of $92,178,000 and a stockholders' deficiency of $12,890,000. During the three months ended March 31, 2020 we raised $560,000 in proceeds through the issuance of convertible notes. The proceeds from these private placements have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2020 cash needs will run between $1.7 and $2 million, based upon the cash used in operations in the three months ended March 31, 2020. As of March 31, 2020, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management will continue to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

Since inception, we have financed our operations by the sale of our securities and debt financings. We need to raise additional funds to meet our working capital needs, to fund expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, additional financings will involve dilution to our shareholders or may require that we relinquish rights to certain of our technologies or products. In addition, we will experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from additional sources of financing, we will have to delay or scale back our plans.

The Company’s ability to fund its current and future commitments from its available cash depends on its ability to launch and generate sales from the CURA app. If the Company cannot generate revenue from the CURA app, it would need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U. S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 contained in the Company’s 2019 Annual Report on Form 10-K filed with the SEC.

Consolidation: The condensed consolidated financial statements include the accounts of the Company, our wholly owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned). As of March 31, 2020, each of the subsidiaries is non-operational.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are subject to a high degree of judgment and potential change. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications may have been made to prior year balances to conform to the current year’s presentation.

Cash: We maintain cash at financial institutions that periodically may exceed federally insured amounts. We have a corporate credit card program through JPMorgan Chase Bank, N.A. In connection with this, the Company granted a security interest to the bank to act as collateral for the activity within the corporate card program, up to $5,000.

Inventory: Inventory is stated at the lower of cost or net realizable value with cost determined using the average cost method. Inventory on hand at March 31, 2020 and December 31, 2019 has been fully reserved.

Depreciation and amortization: Depreciation and amortization are computed using the straight-line method.   Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 are as follows:

	For Three Months ended March 31,
	2020	2019
Amortization right-to-use asset	$16,000	$19,000
Software	-	4,000
Property and equipment	3,000	7,000
	$19,000	$30,000

Right to use building asset: The FASB issued ASU No. 2016-02, “Leases,” which requires a lessee to recognize on its balance sheet the assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset is recognized related to the Company's ability to retain the economic benefits and control of the underlying asset. A corresponding liability is recognized related to the Company's obligation to make lease payments over the term of the lease. The standard became effective for the Company January 1, 2019. The Company utilized the modified retrospective approach to measure the right to use operating lease agreement associated with the office building used for our business operations. The adoption of this accounting standard did not impact our consolidated loss from operations and had no impact on cash flows.

Software, Property and Equipment: Capitalized software, property and equipment are stated at cost. Estimated useful lives for capitalized software is 3 years and for property and equipment is 5 to 7 years. Betterments, renewals and significant repairs that extend the life of the assets are capitalized. Other repairs and maintenance costs are expensed when incurred. When disposed, the cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in non-operating income (expense).

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at March 31, 2020 and December 31, 2019. The carrying amount of cash, prepaid expenses, accounts payable, accrued expenses, demand and promissory notes approximates their fair value due to their short maturity. The senior convertible and demand notes can be converted into common stock with an underlying value of $4,668,000 as of March 31, 2020 based on the trading price on March 31, 2020.

Revenue Recognition and Deferred Revenue: The Company accounts for revenue in accordance with FASB ASC 606, "Revenue from Contracts with Customers" and all related amendments. For contracts where performance obligations are satisfied at a point in time, the Company recognizes revenue when the product is shipped to the customer. For contracts where the performance obligation is satisfied over time, as in the Z-Coach sales, the Company recognizes revenue over the subscription period.  Revenue from the sale of the Company's products is recognized net of cash discounts, sales returns and allowances.

The Company's net revenue is derived primarily from domestic customers. For the three months ended March 31, 2020 net revenue from products transferred over time amounted to $3,000. One customer accounted for 100% of total Z-Coach subscription sales made during the three months ended March 31, 2020. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

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

Engineering and Development and Patents: Engineering and development costs and patent expenses are charged to operations as incurred. Engineering and development include personnel-related costs, materials and supplies, depreciation and consulting services. Patent costs for the three months ended March 31, 2020 and 2019 amounted to $3,000 and $10,000 respectively and are included in general and administrative expenses.

Stock-based Compensation: FASB Accounting Standards Codification (“ASC”) 718-10 requires all share-based payments be recognized as compensation expense over the service period (generally the vesting period) based on their fair values on the grant date. The realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity in accordance with ASC 718-10. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

The Company recognizes stock compensation expense in accordance with FASB ASU 2019-07, “Equity-Based Payments to Non-Employees,” which requires share-based payments to non-employees be recognized as expense over the service period of the consulting arrangement or as performance conditions are expected to be met. FASB ASC 718-20 requires modifications to terms or conditions of equity awards be treated as an exchange of the original award for a new award.  Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of March 31, 2020, and December 31, 2019, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At March 31, 2020 and 2019, we excluded 110,877,833 and 96,927,383 potential common shares, respectively, relating to convertible preferred stock, convertible notes, future share rights issued with the demand notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. In addition, we excluded 625,000 warrants from the diluted net loss per common share calculation at March 31, 2020 and 2019 as the conditions for their vesting are not time-based.

NOTE 3 – INVENTORY AND VENDOR LIABILITY

	March 31, 2020	December 31, 2019
Raw materials	$1,648,000	$1,665,000
Finished goods	69,000	69,000
	1,717,000	1,734,000
Less: Reserve	(1,717,000)	(1,734,000)
Inventory (net)	$-	$-

Liability for inventory	$1,747,000	$1,764,000

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

During the three months ended March 31, 2020, the Company recovered $16,000 upon the sale of certain raw material and component parts. Management will continue to evaluate this reserve in future reporting periods.

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

As of March 31, 2020, the Company had issued $650,000 in demand notes and issued 195,000 shares of common stock in connection with the co-borrowing demand notes. The common shares issued in connection with the co-borrowing demand notes were valued at $21,000 on the date of issuance and were reported as debt issuance costs. Coincident with the issuance of these notes, these co-borrowers also received the right to purchase up to 4,333,333 shares of the Company’s common stock at a fixed price of $0.15 per share. The fair market value of these future share rights was estimated at $276,000 on the date of the issuance of the notes utilizing the Black Scholes valuation model and were reported as debt issuance costs.

Advances drawn under this facility have been issued as demand notes with an adjustable interest rate set at the bank’s prime rate, which was 3.25% as of March 31, 2020. The Company recognized $7,000 in interest expense on the demand notes during the three months ended March 31, 2020.

The common shares issued with these demand notes are being offered and sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933 (“Securities Act”), as amended, and Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission thereunder. The shares of the Company’s Common Stock will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

NOTE 5 - SENIOR CONVERTIBLE NOTES

At March 31, 2020, the Company had $10,870,000 in convertible notes outstanding which have been presented net of unamortized debt discounts of $1,716,000, resulting in a carrying value of $9,154,000. As of December 31, 2019, the Company had $10,310,000 in convertible notes outstanding, presented net of unamortized debt discounts of $1,990,000 resulting in a carrying value of $8,410,000.

During the first quarter of 2020, the 2019 Convertible Notes have been reclassified as long-term liabilities as the expected monetization of the Aegis technologies is not anticipated in the coming twelve-month period.

Scheduled maturities on the Company’s convertible notes is as follows: $2,990,000 in the twelve months ending December 31, 2021, $2,775,000 in the twelve months ending in December 31, 2022; $3,395,000 in the twelve months ending December 31, 2023 and $1,710,000 thereafter.

Included in the face value of convertible notes outstanding at March 31, 2020 and December 31, 2019, is $2,363,000 and $2,477,000 respectively in convertible notes payable to various directors of the Company. Also included in the face value of the convertible notes are $1,670,000 and $1,170,000 as of March 31, 2020 and December 31, 2019, respectively, in convertible notes payable to an investor that is deemed an affiliate.

	Total	2019 6% Notes	JULY 2018 Notes	2018 Notes	2017 6% Notes	2016 6% Notes
Face value December 31, 2019	$10,310,000	$650,000	$1,675,000	$625,000	$4,370,000	$2,990,000
Notes issued	560,000	560,000	-	-	-	-
Face value March 31, 2020	$10,870,000	$1,210,000	$1,675,000	$625,000	$4,370,000	$2,990,000

Debt discount December 31, 2019	$(1,900,000)	$(3,000)	$(353,000)	$(185,000)	$(362,000)	$(997,000)
Debt discount issued	(16,000)	(16,000)	-	-	-	-
Amortization reported as interest	200,000	8,000	20,000	11,000	28,000	133,000
Debt discount March 31, 2020	$(1,716,000)	$(11,000)	$(333,000)	$(174,000)	$(334,000)	$(864,000)

Senior Convertible Notes (net)	$9,154,000	$1,199,000	$1,342,000	$451,000	$4,036,000	$2,126,000

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

During the three-month period ended March 31, 2020, the Company issued $560,000 in new notes and allocated $16,000 of the proceeds to debt discount based on the estimated fair value of the common shares issued on the date of investment. During the three-month period ended March 31, 2020, the Company recorded $22,000 in interest expense which includes amortization of debt discount.

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

During the three-month periods ended March 31, 2020 and March 31,2019, the Company recorded $20,000 and $13,000 respectively in interest expense which reflects the amortization of debt discount.

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

During the three-month periods ended March 31, 2020 and March 31, 2019, the Company recorded $12,000 and $11,000 respectively in interest expense which reflects the amortization of debt discount.

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

The conversion rate of the 2017 Notes was originally set at $0.50 per share and subsequently modified in November 2018 to $0.333 per share. The exercise price of related warrants issued in connection with the 2017 Notes was also subsequently modified in November 2019 to $0.333 per share. The 2017 Convertible Notes were offered in a private placement exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D as promulgated by the Securities and Exchange Commission. The offering was available only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

During the three-month periods ended March 31, 2020 and March 31, 2019 the Company recorded $92,000 and $80,000, respectively, in interest expense including amortization of debt discount.

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

During the three-month periods ended March 31, 2020 and March 31, 2019 the Company recorded $177,000 and $169,000, respectively, in interest expense including amortization of debt discount.

NOTE 6- UNSECURED SUBORDINATED PROMISSORY NOTES

The Company had $425,000 in unsecured subordinated promissory notes payable to a board member as of March 31, 2020 and December 31, 2019. These notes bear interest at a rate of 6% per annum and have a maturity date of June 30, 2020. During the three months ended March 31, 2020 and March 31, 2019, the Company recognized interest expense of $6,000 and $1,000, respectively, on these notes. Interest accrued and outstanding on the promissory notes was $21,000 and $15,000 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 7 - RIGHT TO USE BUILDING ASSET

The FASB issued ASU No. 2016-02, “Leases,” which requires a lessee to recognize in its balance sheet the assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset is recognized related to the right to use the underlying asset and a liability is recognized related to the obligation to make lease payments over the term of the lease. The standard became effective for the Company January 1, 2019.  As of January 1, 2019, the Company utilized the modified retrospective approach to measure the right to use operating lease agreement associated with the office building. The adoption of this accounting standard did not impact our consolidated loss from operations and had no impact on cash flows.

Upon adoption, the Company determined the present value of future lease costs at $257,000, which included monthly rental, common area costs, and taxes. The Company assumed an incremental borrowing rate of 6% as the building lease agreement did not include an implicit rate. On September 1, 2019, the Company vacated this property at the request of the landlord and relocated to a new office. The Company terminated the lease obligation without penalty or liability for unused periods associated with the original lease obligation and as such, the Company did not incur an impairment as a result of this change in lease term. Operating lease costs for the three-month period ended March 31, 2019 for the terminated lease obligation was $19,000.

On August 1, 2019, the Company entered into an operating lease obligation for office space located at 350 Linden Oaks in Rochester New York. The Company determined the present value of future lease costs at the inception of the lease was $212,000. The Company assumed an incremental borrowing rate of 6% as the building lease agreement did not include an implicit rate. The lease has a termination date of December 30, 2022. Operating lease costs for the three months ended March 31, 2020 were $16,000 with future maturing lease obligations as follows: $49,000 for the remainder of 2020; $65,000 in 2021 and $64,000 in 2022. Total future lease payments are $195,000 including imputed interest of $18,000.

NOTE 8 - SOFTWARE

Investments in software for the CURA system have been amortized over an estimated useful life of 3 years and were fully amortized as of December 31, 2019. The Company recognized $4,000 in amortization on capitalized software during the three months ended March 31, 2019.

NOTE 9 - PROPERTY AND EQUIPMENT

At March 31, 2020 and December 31, 2019 property and equipment consist of the following:

	March 31, 2020	December 31, 2019
Office equipment	$199,000	$199,000
Shop equipment	132,000	132,000
Property and equipment (gross)	331,000	331,000
Less accumulated depreciation	(296,000)	(293,000)
Net property and equipment	$35,000	$38,000

NOTE 10 - BUSINESS SEGMENTS

The Company has two operating business segments. The CURA business operates in the fatigue management industry and the Aegis business is focused in the power and hydraulic industry.

Segment information for the three months ended March 31, 2020 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$3,000	$-	$-	$3,000
Margin	2,000	-	-	2,000
Total costs and expenses	54,000	65,000	299,000	418,000
Loss from operations	(52,000)	(65,000)	(299,000)	(416,000)
Non-operating expense	-	-	(337,000)	(337,000)
Net loss	$(52,000)	$(65,000)	$(636,000)	$(753,000)

Stock-based compensation	$23,000	$4,000	$12,000	$39,000
Depreciation and amortization	$-	$3,000	$16,000	$19,000
Assets at March 31, 2020	$-	$34,000	$181,000	$376,000

Segment information for the three months ended March 31, 2019 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$7,000	$-	$-	$7,000
Margin	1,000	-	-	1,000
Total costs and expenses	339,000	169,000	367,000	875,000
Loss from operations	(338,000)	(169,000)	(367,000)	(874,000)
Non-operating expense	-	-	(274,000)	(274,000)
Net loss	$(338,000)	$(169,000)	$(641,000)	$(1,148,000)

Stock-based compensation	$8,000	$8,000	$43,000	$59,000
Depreciation and amortization	$6,000	$5,000	$19,000	$30,000
Assets at March 31, 2019	$9,000	$50,000	$296,000	$355,000

NOTE 11 - PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the three months ending March 31, 2020 the Company issued 94,772 shares of common stock at $0.25 per share in payment of interest on the Company’s 2016 and 2017 Convertible Notes and 112,500 shares of common stock in connection with the issuance of 2019 Convertible Notes. During the three months ended March 31, 2019 the Company issued 35,996 shares of common stock at $0.25 per share in payment of interest on the Company’s 2016 and 2017 Convertible Notes.

Preferred Stock

Our certificate of incorporation permits the Company to issue up to 100,000,000 shares of $.01 par value preferred stock.

Class A Preferred Stock

At March 31, 2020 and December 31, 2019 there were 468,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 459,512 outstanding shares of Class A Preferred stock was $2,759.000 at March 31, 2020 and $2,713,000 at December 31, 2019.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred stockholders, Class A Preferred stockholders and Class B stockholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred stockholders’ liquidation preference was $2,759,000 and $2,713,000 at March 31, 2020 and December 31, 2019, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

Class B Preferred Stock

At March 31, 2020 and December 31, 2019, there were 67,500 outstanding shares of Class B Preferred stock. The value of dividends payable upon the conversion of the outstanding shares of Class B Preferred stock was $496,000 at March 31, 2020 and $488,000 at December 31, 2019.

In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred stockholders, our Class A Preferred stockholders and our Class B Preferred stockholders have a liquidation preference with respect to all accumulated and unsettled dividends. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of 1 share of Class B Preferred for each $5.00 of dividends.

Series C Preferred Stock

At March 31, 2020 and December 31, 2019, there were 15,687,500 shares of Series C Preferred stock outstanding. The value of the Series C Preferred stockholders’ liquidation preference was $6,275,000 at March 31, 2020 and at December 31, 2019.

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

Series C-2 Preferred Stock

At March 31, 2020 and December 31, 2019, there were 24,500,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred stockholders’ liquidation preference was $4,900,000 at March 31, 2020 and December 31, 2019.

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

Series C-3 Preferred Stock

At March 31, 2020 and December 31, 2019, there were 3,238,000 shares of Preferred C-3 stock outstanding.

NOTE 12 - STOCK OPTIONS

2016 Stock Option Plan   The shareholders approved the 2016 Stock Option Plan (the “2016 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2016 Plan: non-qualified stock options and incentive stock options. As of March 31, 2020, there are 111,250 options available for future grant under the 2016 Plan.

2011 Stock Option Plan    The shareholders approved the 2011 Stock Option Plan (the “2011 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified stock options and incentive stock options. As of March 31, 2020, there are 352,500 options available for future grant under the 2011 Plan.

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

During the three months ended March 31, 2020 the Company granted 2,100,000 stock options to certain employees, board members and a consultant. No stock option grants were made during the three months ended March 31, 2019.

Summary   For the three months ended March 31, 2020 and March 31, 2019, the Company recognized stock compensation expense of $39,000 and $59,000, respectively. As of March 31, 2020, there was $234,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average of 1 year.

The weighted average grant date fair value of stock options issued during the three months ended March 31, 2020 was $0.10 per share. The weighted average grant date fair value of stock options vested during the three months ended March 31, 2020 and March 31, 2019 was $42,000 and $4,000, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2020	2019
Expected term (years)	6.3	-
Expected forfeiture rate	0%	-
Risk-free rate	1.3%	-
Volatility	179%	-
Dividend yield	0.0%	-

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have sufficient historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of our outstanding stock options for the three months ended March 31, 2020:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Outstanding at January 1, 2020	10,740,500	$0.50	2.6	$-
Granted	2,100,000	.10
Exercised	-	-
Canceled or expired	(404,250)	.68

Outstanding at March 31, 2020	12,436,250	$0.43	3.5	$21,000

Exercisable at March 31, 2020	7,608,250	$0.53	2.4	$5,000

During the three months ended March 31, 2020, 404,250 options were canceled due to employee turnover, no options expired unexercised and no options were exercised. During the three months ended March 31, 2019, no options expired unexercised, and no options were canceled, or exercised. As of March 31, 2020, the exercise prices on outstanding stock options ranged from $.07 per share to $1.58 per share.

NOTE 13 - WARRANTS

The following summarizes the activity of our outstanding warrants for the three months ended March 31, 2020:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Outstanding at January 1, 2020	7,731,707	0.45	(A)	6.2	(B)	$33,000
Granted	-	-
Exercised	-	-
Canceled or expired	(100,000)	2.50

Outstanding at March 31, 2020	7,631,707	0.42	(A)	6.1	(B)	$41,000

Exercisable at March 31, 2020	7,006,707	$0.46		6.1	(C)	$40,000

(A)	The weighted average exercise price for warrants outstanding as of March 31, 2020 and 2019 excludes 1,750,000 warrants in each period with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of March 31, 2020 and 2019 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of March 31, 2020, and 2019 excludes 118,500 warrants with no expiration date.

NOTE 14 - RELATED PARTY TRANSACTIONS

As of March 31, 2020, and December 31, 2019, the Company had $2,363,000 and $2,477,000, respectively, in principal amounts of senior convertible notes outstanding that were held by various members of our board of directors. These notes represent 9,071,562 of potential shares of common stock at March 31, 2020 and 9,388,378 of potential shares of common stock at December 31, 2019. Underlying warrants issued and outstanding in connection with these notes represent 1,184,273 and 1,239,288 of potential shares of common stock at March 31, 2020 and December 31, 2019. The Company had $161,000 and $164,000 at March 31, 2020 and December 31, 2019, respectively in accrued interest on convertible notes due to board members.

As of March 31, 2020 and December 31, 2019, the Company had outstanding $1,670,000 and $1,170,000, respectively, in principal amount of a senior convertible note held by an investor that is deemed an affiliate.  These notes represent 8,013,333 of potential shares of common stock at March 31, 2020 and 4,680,000 of potential shares at December 31, 2019.  Underlying warrants issued and outstanding in connection with these notes represent 468,000 of potential shares of common stock at March 31, 2020 and at December 31, 2019.  The Company had $109,000 and $88,000, respectively in accrued interest on convertible notes due to this investor at March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company had unsecured subordinated promissory notes outstanding of $425,000 payable to a board member. As of March 31, 2020, the Company had $20,000 in accrued interest on the promissory notes. These notes earn interest at 6% per annum and have a maturity date of June 30, 2020.

NOTE 15 - SUBSEQUENT EVENTS

Paycheck Protection Program

On April 20, 2020 the Company received a $227,700 loan under the Small Business Administration Paycheck Protection Program (the “PPP”). The note was issued under the Coronavirus Aid, Relief, and Economic Security (CARES) Act which, according to guidance from the SBA and U.S. Department of Treasury, provides for certain loan forgiveness based on a calculation of the Company’s payroll expenses and qualified rent and utilities payments made within eight weeks after the disbursement of the loan. The loan has an interest rate of 1% per annum and payments of interest and principal begin 6 months after the date of disbursement. The term of the note is 18 months.

Common Shares Issued in Payment of Interest Expense

Subsequent to March 31, 2020, the Company issued 123,074 shares of common stock representing $21,000 in payment of interest to noteholders.

Shares issued in Connection with 2019 Convertible Notes

Subsequent to March 31, 2020, the Company issued 37,500 shares of commons stock to an investor in connection with their investment in the 2019 Convertible Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, the successful commercialization of our products, general domestic and global economic conditions, government and environmental regulations, competition and customer strategies, changes in our business strategy or development plans, capital deployment, business disruptions, including those caused by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements set forth herein. When used in this report, the words “anticipate”, “believe”, “estimate” or “expect” or words of similar import are intended to identify forward-looking statements. For further discussion of certain of the matters described above and other risks and uncertainties, see below and in “Risk Factors” in Item 1A of our 2019 annual report on Form 10-K.

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

Impact of COVID-19 Outbreak

During the first quarter of 2020, the World Health Organization declared a novel coronavirus (COVID-19) outbreak as a public health emergency.  There have been mandates from international, federal, state and local authorities requiring forced closures of various businesses, schools and other facilities and organizations.  While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of material or supplies to or from the Company, which in turn could materially interrupt the Company's business operations.  Given the speed and frequency of continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impacts to its results of operations.

Overall Business Strategy

The Company has two business divisions; the CURA (Circadian User Risk Assessment) division which is engaged in the fatigue management business and the Aegis division which is engaged in the development of technologies in the power and hydraulic industry. The Company is focused on the commercialization of a wellness and safety system (the myCadian system) and a uniquely designed hydraulic pump that will be smaller, lighter, less expensive and more efficient than current technology. The Company has not had significant revenue-producing operations.

It is important to note, that the cycle time from the initiation of the sales process to revenue realization can be highly variable especially as a start-up entity. In addition to the activities to be undertaken to implement our plan of operations, we may expand and/or refocus our activities depending upon future circumstances and developments.

CURA Division: the myCadian system

The Company’s CURA division has developed a proprietary technology and algorithms designed to (i) identify and measure a user's individual circadian rhythm and (ii) to provide users with actionable information on alertness, wellness and overall health.  The myCadian system will enable the user to anticipate and avert undesired or disastrous situations caused by the degradation of alertness. With the information provided from the software analytics, users can work with Z-Coach our proprietary sleep training and education solution to correct sleep issues and improve overall wellness.

The myCadian platform is designed to predict and detect a degradation of alertness in a user. The myCadian platform will initially support IOS devices and over time will be expanded to include android based devices. The myCadian system will include:

●	a risk assessment that identifies the degradation of alertness that may affect a wearer’s ability to perform tasks,
●	predictive reporting for a user to take action when alertness begins to wane, before fatigue becomes dangerous,
●	flexible settings to provide employers a customized tool using their defined safety criteria and to create protocols for action and
●	the Z-Coach wellness program.

Aegis Division: Hydraulic Pump

During 2019, the Company initiated discussions with investment advisors to evaluate the possible monetization of the AEGIS technologies.  On April 8, 2020, the Company reported that it had initiated a temporary suspension of this evaluation process. This decision was linked to the COVID-19 pandemic which adversely impacted and is expected to continue to adversely impact the Company’s ability to generate industry interest in the Aegis technologies. Recent updates with interested parties have indicated that companies in the hydraulics industry are currently focused on internal processes, technology, and employees.

The Aegis hydraulic pump technology brings to the hydraulic pumps and motors industry a unique technology that is: smaller, lighter and less expensive, is more efficient and as reliable as conventional pumps and motors. The Company has completed a production prototype and had achieved significant milestones in the design and testing of this prototype. We have filed for patent protection for our novel non-rotating group pump concept.

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

Results of Operations for the three months ended March 31, 2020 and 2019

Revenue, Cost of Revenue and Margin

	For the three months ended March 31,		Variance
	2020	2019	Incr (decr)
CURA revenue	$3,000	$7,000	$(4,000)
Cost of revenue	1,000	6,000	(5,000)
Margin	$2,000	$1,000	$1,000

The Company recorded $3,000 and $7,000 in Z-Coach sales during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, the Company reported Z-Coach aviation sales of $5,000. During the three months ended March 31, 2019, nine Z-Coach aviation subscriptions were sold to two customers resulting in total customer sales of $1,000. As of March 31, 2020, and December 31, 2019, the Company has deferred revenue of $6,000 and $4,000, respectively attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied.

The Z-Coach training module provides fatigue safety training over a twelve-month subscription period. The user has unlimited access to this tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

Engineering and Development Costs and Expenses

	For the three months ended March 31,		Variance
	2020	2019	Incr (decr)
Wages and benefits	$72,000	$165,000	$(93,000)
Professional fee and advisors	1,000	129,000	(128,000)
Computer and software maintenance	3,000	7,000	(4,000)
Depreciation and amortization	3,000	7,000	(4,000)
Other costs and expenses	8,000	12,000	(4,000)
	87,000	320,000	(233,000)
Stock based compensation	4,000	11,000	(7,000)
Total Engineering and Development	$91,000	$331,000	$(240,000)

Engineering and development expenses decreased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the decrease in headcount and professional fees. Reduced headcount effected computer and software expenses reflecting reduction in number of subscription-based software programs. These decreases reflect reduced spending as a result of more focused engineering efforts as the Company gets closer to product commercialization. Engineering headcount was two and seven professionals as of March 31, 2020 and March 31, 2019, respectively.

 General and Administrative Costs and Expenses

	For the three months ended March 31,		Variance
	2020	2019	Incr (decr)
Wages and benefits	$163,000	$250,000	$(87,000)
Professional fees and advisors	85,000	87,000	(2,000)
Facilities and occupancy	22,000	41,000	(19,000)
Insurance	18,000	20,000	(2,000)
Sales and marketing	-	62,000	(62,000)
Patents	3,000	10,000	(7,000)
Travel	6,000	7,000	(1,000)
Computer and software maintenance	5,000	8,000	(3,000)
Shareholder	6,000	6,000	-
Other costs and expenses	-	5,000	(5,000)
	308,000	496,000	(188,000)
Stock based compensation	35,000	48,000	(13,000)
Total General and Administrative	$343,000	$544,000	$(201,000)

General and administrative expense decreased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to: headcount decreases in our sales and operations teams, lower facility costs resulting from the relocation of office space in the second quarter of 2019 and reduced spending for patent costs. The first quarter of 2019 included $62,000 in outside marketing efforts that did not recur in subsequent periods. General and administrative headcount was four and nine at March 31, 2020 and 2019, respectively.

Non-operating Expense

	For the three months ended March 31,		Variance
	2020	2019	Incr/decr
Interest expense	$(337,000)	$(274,000)	$(63,000)

Interest expense increased by $63,000 for the quarter ended March 31, 2020 compared to the prior year quarter. The Company has $10,870,000 in face value of convertible notes outstanding compared to $10,310,000 at December 31, 2019. During the three months ended March 31, 2020, the Company recognized $337,000 in interest expense on the convertible, demand and promissory notes which includes $200,000 of amortization on debt discount that is classified as interest expense.

The increase in interest expense since 2019 reflects $560,000 of new 2019 convertible notes with an interest rate of 6% per annum, interest on $650,000 of demand notes with an interest rate of 6% per annum issued in the third quarter of 2019, and amortization of debt discount on July 2018 notes issued in the first half of 2019. The 2020 interest expense also reflects $6,000 in interest recognized on 6% unsecured promissory notes.

During the three months ended March 31, 2019 the Company recognized $274,000 in interest expense on the convertible notes including $165,000 of amortization on debt discount classified as interest expense related to the convertible notes.

Net Loss for the three months ended March 31, 2020 and 2019

The net loss for the quarter ended March 31, 2020 was $753,000, compared with a net loss in the quarter ended March 31, 2019 of $1,148,000. The net loss attributable to common stockholders for the quarter ended March 31, 2020 was $807,000 as compared to $1,202,000 for the quarter ended March 31, 2019. The weighted average basic and diluted common shares outstanding amounted to 51,148,000 and 50,401,000 for each of the quarters ended March 31, 2020 and 2019, respectively. Basic and diluted loss per common share for each of the quarters ended March 31, 2020 and 2019 were $0.02 in each period. Preferred stock dividends of $54,000 were recorded in each of the quarters ended March 31, 2020 and March 31, 2019.

Liquidity and Capital Resources

During the three months ended March 31, 2020 we used $421,000 of cash in operating activities. A net loss of $753,000 was adjusted for $241,000 in non-cash expenses for: amortization of debt discount, depreciation and amortization, the non-cash expense recognized for stock-based compensation and common shares issued in connection with interest expense associated with convertible notes issued in the quarter. The Company reported $91,000 in changes in working capital components during the three months ended March 31, 2020.  The decrease in cash used operations in the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019 was driven primarily by the decrease in the net loss from operations.

During the three months ended March 31, 2019 we used $577,000 of cash in operating activities. A net loss of $1,148,000 was adjusted for $263,000 in non-cash expenses for: amortization of debt discount, depreciation and amortization and stock-based compensation. The Company reported $308,000 in changes in working capital components during the three months ended March 31, 2019.

During the three months ended March 31, 2020, the Company received proceeds of $560,000 on the issuance of senior convertible notes. During the three months ended March 31, 2019, the Company received proceeds of $450,000 in senior convertible debt and $125,000 in proceeds from the issuance of unsecured promissory notes.

Current Cash Outlook and Management Plans

As of March 31, 2020, we had cash on hand of $157,000, negative working capital of $3,839,000, an stockholders' deficiency of $12,890,000 and an accumulated deficit of $92,178,000. During the three months ended March 31, 2020 we raised $560,000 in proceeds through the issuance of convertible notes. The proceeds from these private placements have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2020 cash needs will run between $1.7 and $2.0 million, based upon the cash used in operations in the three months ended March 31, 2020. As of  March 31, 2020, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management will continue to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

Since inception, we have financed our operations by the sale of our securities and debt financings. We need to raise additional funds to meet our working capital needs, to fund expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, additional financings will involve dilution to our shareholders or may require that we relinquish rights to certain of our technologies or products. In addition, we will experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from additional sources of financing, we will have to delay or scale back our plans.

The Company’s ability to fund its current and future commitments from its available cash depends on its ability to launch and generate sales from the CURA app. If the Company cannot generate revenue from the CURA app, it would need to raise funds in order to meet its working capital needs and pursue its growth strategy. Although there can be no such assurances, management believes that sources for these additional funds will be available through either current or future investors.

Critical Accounting Policies

Revenue Recognition and Deferred Revenue: The Company accounts for revenue in accordance with FASB ASC 606, "Revenue from Contracts with Customers" and all related amendments. For contracts where performance obligations are satisfied at a point in time, the Company recognizes revenue when the product is shipped to the customer. For contracts where the performance obligation is satisfied over time, as in the Z-Coach sales, the Company recognizes revenue over the subscription period.  Revenue from the sale of the Company's products is recognized net of cash discounts, sales returns and allowances. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of March 31, 2020 and December 31, 2019, there were no accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of March 31, 2020, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A. of the Company's Annual Report on for 10-K for the fiscal year ended December 31, 2019 with the exception of the following item:

The results of engineering and development efforts may be uncertain and there can be no assurance of the commercial success of our technology or future products.

The development of our products and services is complex and costly.  Some products currently under development or future product developments, including specific product features or functions, may not technologically successful.  In addition, the cost and length of our product development may be greater than we anticipate and we may experience delays in future product development or problems in the design or quality of our products. Unanticipated problems in developing products or services could also divert substantial research and development resources, which may impair our ability to develop products and services and could substantially increase our costs.   If new or enhanced product or service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our product development efforts.  Even if our resulting products are technologically successful, they may not achieve market acceptance or compete effectively with our competitor's products.  Our efforts to develop the CURA software platform, designed to measure a degradation of alertness in a person's ability to perform a task or job, may not be technologically successful.  We continue to design and refine the myCadian software focused on optimizing the user experience.

Our efforts to develop and monetize our Aegis hydraulic pump, an innovative hydraulic pump that is smaller, lighter, and more efficient and cost-competitive than other such pumps in the market, may not be successful.  We have experienced and expect to continue to experience a decrease in industry interest in the Aegis technologies as a result of the COVID-19 pandemic, which has caused, among other things, companies in the hydraulics industry to shift focus to their internal processes, technologies, and employees during the pandemic-related pause in the worldwide economy. As a result, we initiated a temporary suspension of our pursuit of the monetization of our Aegis pump and motor technologies.

The timetable for our product development may be longer than we anticipate and we may experience delays in future product development or may elect not to pursue such development.  Even if one or more of our resulting product features is technologically successful, it may not achieve market acceptance or compete effectively with our competitors' technologies. In addition, there can be no assurance that our patent applications will result in patents being issued or that current or additional patents will afford protection against competitors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued $600,000 of 2019 Convertible Notes during the period from January 1, 2020 through the filing of this quarterly report on Form 10-Q.

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

10.1

Form of Securities Purchase Agreement made and entered into as of May 28, 2019, incorporated by reference to Exhibit 4.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2019.

10.2

Form of 6% Senior Convertible Promissory Note, incorporated by reference to Exhibit 4.2 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2019.

10.3

Employment Letter Agreement, dated March 24, 2020, incorporated by reference to Exhibit 10.1 to CurAegis Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2020.

31.1	Rule 13a-14(a)/15d-14(a) Certifications – CEO

31.2	Rule 13a-14/15d-14 Certifications – CFO

32	Section 1350 Certifications

100	XBRL-related documents
None.

101

The following materials from CurAegis Technologies, Inc.’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2020 and 2019 (ii) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Deficiency for the three month periods ended March 31, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS TECHNOLOGIES, INC.
Dated: May 13, 2020	By:	/s/ James R. Donnelly
James R. Donnelly
Chief Executive Officer

Dated: May 13, 2020	By:	/s/ Kathleen A. Browne
Kathleen A. Browne,
Chief Financial and Accounting Officer