Form 10-Q
period 2020-06-30
CurAegis Technologies, Inc.
filed 2020-08-14
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 11, 2020
Common Stock, $0.01 par value	51,452,810

CURAEGIS TECHNOLOGIES, INC.

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	3

	Condensed Consolidated Statement of Operations – Three- and Six-Month Periods Ended June 30, 2020 and June 30, 2019 (Unaudited)	4

	Condensed Consolidated Statement of Changes in Stockholders’ Deficiency – Three- and Six-Month Periods Ended June 30, 2020 and June 30, 2019 (Unaudited)	5

	Condensed Consolidated Statement of Cash Flows – Three- and Six- Month Periods Ended June 30, 2020 and June 30, 2019 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURE PAGE		26

EXHIBITS

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Current Assets:
Cash	$68,000	$18,000
Prepaid expenses	9,000	2,000
Total current assets	77,000	20,000

Right to use asset (net)	169,000	193,000
Property and equipment (net)	32,000	38,000
Total non-current assets	201,000	231,000

Total Assets	$278,000	$251,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Liability for inventory	$1,740,000	$1,764,000
Demand notes	650,000	650,000
Promissory notes	425,000	425,000
Accounts payable	361,000	420,000
Accrued interest	735,000	509,000
Current right-to-use obligation	67,000	64,000
Other current liabilities	40,000	36,000
Accrued wages and benefits	127,000	50,000
Total current liabilities	4,145,000	3,918,000

Non-current right-to-use obligation	99,000	126,000
Paycheck Protection Program loan	228,000	-
Senior convertible notes (net)	9,514,000	8,410,000
Total Liabilities	13,986,000	12,454,000

Commitments and other matters

Stockholders' Deficiency:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C, voting, convertible, no dividend, shares issued and outstanding at June 30, 2020 and December 31, 2019: 15,687,500 and 15,687,500, respectively	157,000	157,000
Series C-2, voting, convertible, no dividend, shares issued and outstanding at June 30, 2020 and December 31, 2019: 24,500,000 and 24,500,000, respectively	245,000	245,000
Series C-3, voting, convertible, no dividend, shares issued and outstanding at June 30, 2020 and December 31, 2019: 3,238,000 and 3,238,000, respectively	32,000	32,000
Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at June 30, 2020 and December 31, 2019: 468,221 and 468,221, respectively	5,000	5,000
Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at June 30, 2020 and December 31, 2019: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at June 30, 2020 and December 31, 2019: 51,415,310 and 50,979,964 respectively	514,000	510,000
Additional paid-in capital	78,337,000	78,272,000
Accumulated deficit	(92,999,000)	(91,425,000)
Total Stockholders' Deficiency	(13,708,000)	(12,203,000)

Total Liabilities and Stockholders' Deficiency	$278,000	$251,000

See notes to condensed consolidated financial statements.

 CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenue and Cost of revenue:
CURA revenue	$2,000	$2,000	$5,000	$9,000
Cost of revenue	12,000	3,000	13,000	9,000
Loss on revenue	(10,000)	(1,000)	(8,000)	-

Costs and expenses:
Recovery on inventory reserve	(7,000)	-	(23,000)	-
Engineering and development	65,000	218,000	156,000	549,000
General and administrative	313,000	443,000	656,000	987,000
Total costs and expenses	371,000	661,000	789,000	1,536,000
Loss from operations	(381,000)	(662,000)	(797,000)	(1,536,000)

Non-operating expense:
Interest expense	(341,000)	(304,000)	(678,000)	(578,000)
Other (expense) income	(99,000)	1,000	(99,000)	1,000
Non-operating expense	(440,000)	(303,000)	(777,000)	(577,000)

Loss before income taxes	(821,000)	(965,000)	(1,574,000)	(2,113,000)
Income taxes	-	-	-	-
Net loss	(821,000)	(965,000)	(1,574,000)	(2,113,000)

Preferred stock dividends	55,000	54,000	109,000	108,000
Net loss attributable to common stockholders	$(876,000)	$(1,019,000)	$(1,683,000)	$(2,221,000)

Net loss per common share attributable to common stockholders
Basic and Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)
Weighted average number of shares of common stock
Basic and Diluted	51,379,000	50,478,000	51,263,000	50,456,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

					For the Three and Six Months Ended June 30. 2020

	Class C Preferred Stock		Class C-2 Preferred Stock		Class C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficiency

Balance At December 31, 2019	15,687,500	$157,000	24,500,000	$245,000	3,238,000	$32,000	468,221	$5,000	67,500	$1,000	50,979,964	$510,000	$78,272,000	$(91,425,000)	$(12,203,000)

Stock-based compensation													$39,000		39,000
Common shares issued for interest											94,772	$1,000	$16,000		17,000
Common shares issued with convertible notes											112,500	$1,000	$9,000		10,000
Net Loss														$(753,000)	(753,000)

Balance at March 31, 2020	15,687,500	157,000	24,500,000	245,000	3,238,000	32,000	468,221	5,000	67,500	1,000	51,187,236	512,000	78,336,000	(92,178,000)	(12,890,000)

Stock-based compensation													(28,000)		(28,000)
Common shares issued for interest											123,074	1,000	20,000		21,000
Common shares issued with convertible notes											105,000	1,000	9,000		10,000
Net Loss														(821,000)	(821,000)

Balance at June 30, 2020	15,687,500	$157,000	24,500,000	$245,000	3,238,000	$32,000	468,221	$5,000	67,500	$1,000	51,415,310	$514,000	$78,337,000	$(92,999,000)	$(13,708,000)

					For the Three and Six Months Ended June 30, 2019

Balance At December 31, 2018	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,364,549	$504,000	$77,725,000	$(87,149,000)	$(8,479,000)

Stock-based compensation													$59,000		59,000
Common shares issued for interest											35,996		$8,000		8,000
Warrants issued with convertible note													$63,000		63,000
Net Loss														$(1,148,000)	(1,148,000)

Balance at March 31, 2019	15,687,500	157,000	24,500,000	245,000	3,268,000	33,000	468,221	5,000	67,500	1,000	50,400,545	504,000	77,855,000	(88,297,000)	(9,497,000)

Stock-based compensation													45,000		45,000
Common shares issued for interest											39,156		10,000		10,000
Common shares issued with convertible notes											90,000	1,000	11,000		12,000
Warrants issued with convertible note													2,000		2,000
Net Loss														(965,000)	(965,000)

Balance at June 30, 2019	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,529,701	$505,000	$77,923,000	$(89,262,000)	$(10,393,000)

See notes to condensed consolidated financial statements.

 CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,574,000)	$(2,113,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount reported as interest	400,000	351,000
Depreciation and amortization	39,000	72,000
Stock-based compensation	11,000	104,000
Interest paid in shares	38,000	18,000
Changes in working capital items:
Prepaid expenses	(7,000)	21,000
Liability for inventory	(24,000)	15,000
Accounts payable	(55,000)	134,000
Accrued interest	188,000	144,000
Other current liabilities	4,000	-
Accrued wages and benefits	77,000	12,000
Net cash used in operating activities	(903,000)	(1,242,000)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	725,000	800,000
Proceeds from Paycheck Protection Program loan	228,000	-
Proceeds from issuance of unsecured promissory notes	-	425,000
Net cash provided by financing activities	953,000	1,225,000

Net increase (decrease) in cash	50,000	(17,000)
Cash at January 1	18,000	53,000
Cash at June 30	$68,000	$36,000

Supplemental Disclosures:

Cash used for payment of interest expense	$13,000	$64,000
Debt discount related to issuance of convertible notes	$21,000	$65,000
Common shares issued in payment of interest expense	$38,000	$18,000
Right to used asset	$-	$257,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

CurAegis Technologies, Inc. (“CurAegis”, “the Company”) was incorporated as a New York business corporation in September 1996 under the name Torvec, Inc. The Company’s name was changed to CurAegis Technologies, Inc. in 2016 in connection with the establishment of its two business divisions. The CURA division is engaged in the fatigue management business and the Aegis division is engaged in the development of technologies for the power and hydraulic industry.

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

The Aegis hydraulic pump technology brings to the hydraulic industry a unique technology that is: smaller, lighter and less expensive, and more efficient than conventional pumps and motors. During 2019, the Company initiated discussions with investment advisors and certain hydraulics companies to evaluate the possible monetization of the Aegis technologies.  On April 8, 2020, the Company reported that it had initiated a temporary suspension of this evaluation process. This decision was linked to the COVID-19 pandemic which adversely impacted and is expected to continue to adversely impact the Company’s ability to generate industry interest in the Aegis technologies. Recent updates with interested parties have indicated that companies in the hydraulics industry are currently focused on internal processes, technology, and employees.

It is important to note that the cycle time from the initiation of the sales process to revenue realization can be highly variable especially as a start-up entity. In addition to the activities to be undertaken to implement our plan of operations, we may expand and/or refocus our activities depending upon future circumstances and developments.

Current Cash Outlook and Management Plans

As of June 30, 2020, we had cash on hand of $68,000, negative working capital of $4,296,000, an accumulated deficit of $92,999,000 and a stockholders' deficiency of $13,708,000. During the six months ended June 30, 2020 we raised $725,000 in proceeds through the issuance of convertible notes and $235,000 from the Paycheck Protection Program (PPP) loan and US Small Business Administration - Economic Injury Disaster Loans (SBA EIDL) grant. The proceeds from these sources have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2020 cash needs will run between $1.7 and $2 million, based upon the cash used in operations in the six months ended June 30, 2020. As of June 30, 2020, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management will continue to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

Since inception, we have financed our operations by the sale of our securities and debt financings. We need to raise additional funds to meet our working capital needs, to fund expansion of our business, to complete development, testing and marketing of our products, or to make strategic acquisitions or investments. No assurance can be given that necessary funds will be available for us on acceptable terms, if at all. Furthermore, additional financings will involve dilution to our shareholders or may require that we relinquish rights to certain of our technologies or products. In addition, we will experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from additional sources of financing, we will have to delay or scale back our plans.

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

Consolidation: The condensed consolidated financial statements include the accounts of the Company, our wholly owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned). As of June 30, 2020, each of the subsidiaries is non-operational.

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

Inventory: Inventory is stated at the lower of cost or net realizable value with cost determined using the average cost method. Inventory on hand at June 30, 2020 and December 31, 2019 has been fully reserved.

Depreciation and amortization: Depreciation and amortization are computed using the straight-line method.   Depreciation and amortization expense for the three and six months ended June 30, 2020 and 2019 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Right-to use building	$17,000	$25,000	$33,000	$52,000
Software amortization	-	2,000	-	6,000
Property and equipment	3,000	7,000	6,000	14,000
	$20,000	$34,000	$39,000	$72,000

Right to use building asset:  ASU No. 2016-02, “Leases,” requires a lessee to recognize on its balance sheet the assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset is recognized when the Company can retain the economic benefits and control of the underlying asset. A corresponding liability is recognized related to the Company's obligation to make lease payments over the term of the lease. The standard became effective for the Company on January 1, 2019. The Company utilized the modified retrospective approach to measure the right to use operating lease agreement associated with the office building used for our business operations. The adoption of this accounting standard did not impact our consolidated loss from operations and had no impact on cash flows.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at June 30, 2020 and December 31, 2019. The carrying amount of cash, prepaid expenses, accounts payable, accrued expenses, demand and promissory notes approximates their fair value due to their short maturity. The senior convertible and demand notes can be converted into common stock with an underlying value of $3,345,000 as of June 30, 2020 based on the trading price on that date.

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

The Company's revenue is derived primarily from domestic customers. For the three- and six-month periods ended June 30, 2020 net revenue from products transferred over time amounted to $2,000 and $5,000 respectively. One customer accounted for 100% of total Z-Coach subscription sales made during the three- and six-month periods ended June 30, 2020. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

CURA revenue is recognized (a) upon receipt of payment at the point of sale of the CURA app, (b) upon the delivery of myCadian products and (c) upon the Company’s performance of all obligations as described in customer agreements. The Z-Coach program provides fatigue training over an annual subscription period of twelve months and allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription, and revenue is recognized ratably over the subscription period as performance obligations are satisfied and when collection is reasonably assured.

Engineering and Development: Engineering and development costs and patent expenses are charged to operations as incurred. Engineering and development include personnel-related costs, materials and supplies, depreciation and consulting services.

General and Administrative: Patent costs for the three months ended June 30, 2020 and 2019 amounted to $14,000 and $11,000 respectively and are included in general and administrative expenses. Patent costs for the six months ended June 30, 2020 and 2019 amounted to $17,000 and $21,000 respectively

Stock-based Compensation: FASB Accounting Standards Codification (“ASC”) 718-10 requires all share-based payments be recognized as expense over the service period (generally the vesting period) based on the fair value on the grant date. The realization of tax benefits in excess of amounts recognized for financial reporting purposes are recognized as a financing activity in accordance with ASC 718-10. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Income Taxes: We account for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all the deferred tax assets will not be realized.

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of June 30, 2020, and December 31, 2019, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At June 30, 2020 and 2019, we excluded 111,296,260 and 99,159,056 potential common shares, respectively, relating to convertible preferred stock, convertible notes, future share rights issued with the demand notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. We excluded 625,000 warrants from the diluted net loss per common share calculation at June 30, 2020 and 2019 as the conditions for their vesting are not time-based.

NOTE 3 – INVENTORY AND VENDOR LIABILITY

	June 30, 2020	December 31, 2019
Raw materials	$1,641,000	$1,665,000
Finished goods	69,000	69,000
	1,710,000	1,734,000
Less: Reserve	(1,710,000)	(1,734,000)
Inventory (net)	$-	$-

Liability for inventory	$1,740,000	$1,764,000

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

During the three-and six-month periods ended June 30, 2020, the Company recovered $17,000 and $24,000 respectively, upon the sale of certain raw material and component parts. Management will continue to evaluate this reserve in future reporting periods.

NOTE 4 - DEMAND NOTE

On July 23, 2019, the Company entered into a credit facility with a commercial bank for up to $1,500,000 in advances to support working capital needs of the business. The demand notes issued in connection with this commercial bank are supported by individual co-borrowing agreements from certain accredited investors. In connection with this credit agreement, the Company entered into a general security agreement that provides the bank a continuing security interest in all the Company's personal property and fixtures.

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

As of June 30, 2020, the Company had issued $650,000 in demand notes and issued 195,000 shares of common stock in connection with the co-borrowing demand notes. The common shares issued in connection with the co-borrowing demand notes were valued at $21,000 on the date of issuance and were reported as debt issuance costs. Coincident with the issuance of these notes, these co-borrowers also received the right to purchase up to 4,333,333 shares of the Company’s common stock at a fixed price of $0.15 per share. The fair market value of these future share rights was estimated at $276,000 on the date of the issuance of the notes utilizing the Black Scholes valuation model and were reported as debt issuance costs.

Advances drawn under this facility have been issued as demand notes with an adjustable interest rate set at the bank’s prime rate, which was 3.25% as of June 30, 2020. The Company recognized $5,000 in interest expense on the demand notes during the three months ended June 30, 2020. The Company recognized $13,000 in interest expense on the demand notes during the six months ended June 30, 2020.

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

NOTE 5 – PAYCHECK PROTECTION PROGRAM LOAN

On April 20, 2020 the Company received a $227,700 loan under the Small Business Administration (SBA) Paycheck Protection Program (the “PPP”). The note was issued under the Coronavirus Aid, Relief, and Economic Security (CARES) Act which, according to guidance from the SBA and U.S. Department of Treasury, provides for certain loan forgiveness based on a calculation of the Company’s payroll expenses and qualified rent and utilities payments made within twenty-four weeks after the disbursement of the loan. The loan has an interest rate of 1% per annum and payments of interest and principal begin 6 months after the date of disbursement. The term of the note is 24 months.

NOTE 6 - SENIOR CONVERTIBLE NOTES

At June 30, 2020, the Company had $11,035,000 in convertible notes outstanding which have been presented net of unamortized debt discounts of $1,521,000, resulting in a carrying value of $9,514,000. As of December 31, 2019, the Company had $10,310,000 in convertible notes outstanding, presented net of unamortized debt discounts of $1,900,000 resulting in a carrying value of $8,410,000.

Scheduled maturities on the Company’s convertible notes is as follows: $2,990,000 in the twelve months ending December 31, 2021, $2,775,000 in the twelve months ending in December 31, 2022; $3,395,000 in the twelve months ending December 31, 2023, $1,150,000 in the twelve months ending December 31, 2024 and $725,000 thereafter.

Included in the face value of convertible notes outstanding at June 30, 2020 and December 31, 2019, is $2,402,000 and $2,477,000 respectively in convertible notes payable to various directors of the Company. Also included in the face value of the convertible notes are $1,795,000 and $1,170,000 as of June 30, 2020 and December 31, 2019, respectively, in convertible notes payable to an investor that is deemed an affiliate.

	Total	2019 6% Notes	JULY 2018 Notes	2018 Notes	2017 6% Notes	2016 6% Notes
Face value December 31, 2019	$10,310,000	$650,000	$1,675,000	$625,000	$4,370,000	$2,990,000
Notes issued	725,000	725,000	-	-	-	-
Face value June 30, 2020	$11,035,000	$1,375,000	$1,675,000	$625,000	$4,370,000	$2,990,000

Debt discount December 31, 2019	$(1,900,000)	$(3,000)	$(353,000)	$(185,000)	$(362,000)	$(997,000)
Debt discount issued	(21,000)	(21,000)	-	-	-	-
Amortization reported as interest	400,000	13,000	41,000	23,000	55,000	268,000
Debt discount June 30, 2020	$(1,521,000)	$(11,000)	$(312,000)	$(162,000)	$(307,000)	$(729,000)

Senior Convertible Notes (net)	$9,514,000	$1,364,000	$1,363,000	$463,000	$4,063,000	$2,261,000

2019 Convertible Notes

In April 2019, the board of directors authorized the issuance of up to $2.5 million in 6% Convertible Promissory Notes (the “2019 Convertible Notes”) in connection with the May 28, 2019 Securities Purchase Agreement (the “2019 SPA”). The 2019 Convertible Notes mature on the earlier of: five days after the sale of substantially all the assets of the Aegis division or five years from the date of issuance.

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

During the three- and six- month periods ended June 30, 2020, the Company issued $165,000 and $725,000, respectively, in new notes and allocated $5,000 and $21,000, respectively, of the proceeds to debt discount based on the estimated fair value of the common shares issued on the date of investment. During the three- and six-month periods ended June 30, 2020, the Company recorded $24,000 and $46,000 in interest expense which includes amortization of debt discount. During the three- and six-month periods ended June 30, 2019; the Company recorded $23,000 and $46,000, respectively which includes amortization of debt discount.

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

During the three and six month periods ended June 30, 2020 the Company recorded $21,000 and $41,000 respectively in interest expense which reflects the amortization of debt discount.  During the three- and six-month periods ended June 30, 2019 the Company recorded $19,000 and $32,000 respectively in interest expense which reflects the amortization of debt discount.

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

During the three and six month periods ended June 30, 2020 the Company recorded $12,000 and $23,000 respectively in interest expense which reflects the amortization of debt discount. During the three-and six-month periods ended June 30, 2019 the Company recorded $11,000 and $22,000 respectively in interest expense which reflects the amortization of debt discount.

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

During the three-and six- month periods ended June 30, 2020 the Company recorded $93,000 and $185,000, respectively, in interest expense including amortization of debt discount. During the three-and six- month periods ended June 30, 2019 the Company recorded $91,000 and $171,000, respectively, in interest expense including amortization of debt discount.

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

During the three-and six- month periods ended June 30, 2020 the Company recorded $180,000 and $357,000, respectively, in interest expense including amortization of debt discount. During the three-and six- month periods ended June 30, 2019 the Company recorded $172,000 and $342,000, respectively, in interest expense including amortization of debt discount.

NOTE 7 - UNSECURED SUBORDINATED PROMISSORY NOTES

The Company had $425,000 in unsecured subordinated promissory notes payable to a board member as of June 30, 2020 and December 31, 2019. These notes bear interest at a rate of 6% per annum and have a maturity date of October 15, 2020. During the three- and six- months ended June 30, 2020, the Company recognized interest expense of $6,000 and $12,000, respectively, on these notes. During the three- and six- months ended June 30, 2019, the Company recognized interest expense of $6,000 and $7,000, respectively, on these notes. Interest accrued and outstanding on the promissory notes was $27,000 and $15,000 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 8 - RIGHT TO USE BUILDING ASSET

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

Upon adoption, the Company determined the present value of future lease costs at $257,000, which included monthly rental, common area costs, and taxes. The Company assumed an incremental borrowing rate of 6% as the building lease agreement did not include an implicit rate. On September 1, 2019, the Company vacated this property at the request of the landlord and relocated to a new office. The Company terminated the lease obligation without penalty or liability for unused periods associated with the original lease obligation and as such, the Company did not incur an impairment as a result of this change in lease term. Operating lease costs for the three-and six- month periods ended June 30, 2019 for the terminated lease obligation was $30,000 and $60,000, respectively.

On August 1, 2019, the Company entered into an operating lease obligation for office space located at 350 Linden Oaks in Rochester New York. The Company determined the present value of future lease costs at the inception of the lease was $212,000. The Company assumed an incremental borrowing rate of 6% as the building lease agreement did not include an implicit rate. The lease has a termination date of December 30, 2022. Operating lease costs for the three- and six-month periods ended June 30, 2020 were $15,000 and $31,000, respectively. Future maturing lease obligations as follows: $35,000 for the remainder of 2020; $66,000 in 2021 and $66,000 in 2022. Total future lease payments are $179,000 including imputed interest of $13,000.

NOTE 9 - PROPERTY AND EQUIPMENT

At June 30, 2020 and December 31, 2019 property and equipment consist of the following:

	June 30, 2020	December 31, 2019
Office equipment	$199,000	$199,000
Shop equipment	132,000	132,000
Gross Property and equipment	331,000	331,000
Less accumulated depreciation	(299,000)	(293,000)
Net property and equipment	$32,000	$38,000

NOTE 10 - BUSINESS SEGMENTS

The Company has two operating business segments. The CURA business operates in the fatigue management industry and the Aegis business is focused in the power and hydraulic industry.

Segment information for the three months ending June 30, 2020 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$2,000	$-	$-	$2,000
Loss on revenue	(10,000)	-	-	(10,000)
Total costs and expenses	129,000	(13,000)	255,000	371,000
Loss from operations	(139,000)	13,000	(255,000)	(381,000)
Non-operating expense	-	-	(440,000)	(440,000)
Net loss	$(139,000)	$13,000	$(695,000)	$(821,000)

Stock based compensation	$17,000	$(37,000)	$(8,000)	$(28,000)
Depreciation and amortization	$-	$2,000	$18,000	$20,000
Assets at June 30, 2020	$-	$32,000	$246,000	$278,000

Segment information for the six months ending June 30, 2020 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$5,000	$-	$-	$5,000
Loss on revenue	(8,000)	-	-	(8,000)
Total costs and expenses	183,000	52,000	554,000	789,000
Loss from operations	(191,000)	(52,000)	(554,000)	(797,000)
Non-operating expense	-	-	(777,000)	(777,000)
Net loss	$(191,000)	$(52,000)	$(1,331,000)	$(1,574,000)

Stock based compensation	$40,000	$(33,000)	$3,000	$11,000
Depreciation and amortization	$-	$5,000	$34,000	$39,000
Assets at June 30, 2020	$-	$32,000	$246,000	$278,000

Segment information for the three months ending June 30, 2019 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$2,000	$-	$-	$2,000
Loss on revenue	(1,000)	-	-	(1,000)
Total costs and expenses	(176,000)	(150,000)	(335,000)	(661,000)
Loss from operations	(177,000)	(150,000)	(335,000)	(662,000)
Non-operating expense	-	-	(303,000)	(303,000)
Net loss	$(177,000)	$(150,000)	$(638,000)	$(965,000)

Stock based compensation	$6,000	$5,000	$34,000	$45,000
Depreciation and amortization	$3,000	$5,000	$26,000	$34,000
Assets at June 30, 2019	$6,000	$45,000	$246,000	$297,000

Segment information for the six months ending June 30, 2019 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$9,000	$-	$-	$9,000
Margin (loss on revenue)	-	-	-	-
Total costs and expenses	(515,000)	(319,000)	(702,000)	1,536,000
Loss from operations	(515,000)	(319,000)	(702,000)	(1,536,000)
Non-operating expense	-	-	(577,000)	(577,000)
Net loss	$(515,000)	$(319,000)	$(1,279,000)	$(2,113,000)

Stock based compensation	$14,000	$13,000	$77,000	$104,000
Depreciation and amortization	$9,000	$10,000	$53,000	$72,000
Assets at June 30, 2019	$6,000	$45,000	$246,000	$297,000

NOTE 11 - PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the three- and six-month periods ended June 30, 2020 the Company issued 123,074 and 217,846 shares of common stock in payment of interest on the Company’s 2016, 2017 and 2019 Convertible Notes. During the three- and six-month periods ended June 30, 2019 the Company issued 39,156 and 75,152 shares of common stock in payment of interest on the Company’s 2016, 2017 and 2019 Convertible Notes.

Preferred Stock

Our certificate of incorporation permits the Company to issue up to 100,000,000 shares of $.01 par value preferred stock.

Class A Preferred Stock

At June 30, 2020 and December 31, 2019 there were 468,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 459,512 outstanding shares of Class A Preferred stock was $2,805,000 at June 30, 2020 and $2,713,000 at December 31, 2019.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred stockholders, Class A Preferred stockholders and Class B stockholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred stockholders’ liquidation preference was $2,805,000 and $2,713,000 at June 30, 2020 and December 31, 2019, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

Class B Preferred Stock

At June 30, 2020 and December 31, 2019, there were 67,500 outstanding shares of Class B Preferred stock. The value of dividends payable upon the conversion of the outstanding shares of Class B Preferred stock was $504,000 at June 30, 2020 and $488,000 at December 31, 2019.

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

Series C Preferred Stock

At June 30, 2020 and December 31, 2019, there were 15,687,500 shares of Series C Preferred stock outstanding. The value of the Series C Preferred stockholders’ liquidation preference was $6,275,000 at June 30, 2020 and at December 31, 2019.

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

Series C-2 Preferred Stock

At June 30, 2020 and December 31, 2019, there were 24,500,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred stockholders’ liquidation preference was $4,900,000 at June 30, 2020 and December 31, 2019.

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

Series C-3 Preferred Stock

At June 30, 2020 and December 31, 2019, there were 3,238,000 shares of Preferred C-3 stock outstanding.

NOTE 12 - STOCK OPTIONS

2016 Stock Option Plan   The shareholders approved the 2016 Stock Option Plan (the “2016 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2016 Plan: non-qualified stock options and incentive stock options. As of June 30, 2020, there are 342,500 options available for future grant under the 2016 Plan.

2011 Stock Option Plan    The shareholders approved the 2011 Stock Option Plan (the “2011 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified stock options and incentive stock options. As of June 30, 2020, there are 316,000 options available for future grant under the 2011 Plan.

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

During the six months ended June 30, 2020 the Company granted 2,100,000 stock options to certain employees, board members and a consultant. No stock option grants were made during the six months ended June 30, 2019.

Summary   For the three- month period ended June 30, 2020, the Company recognized a net credit to stock compensation of $28,000 and for the six months ended June 30, 2020, the Company recognized stock compensation expense of $11,000. The Company recorded $80,000 in forfeitures in the second quarter of 2020 and $106,000 in forfeitures during the six months ended June 30, 2020 reflecting employee turnover during these periods.

As of June 30, 2020, there was $154,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average of 1 year.

The weighted average grant date fair value of stock options issued during the six months ended June 30, 2020 was $0.10 per share. The weighted average grant date fair value of stock options vested during the six months ended June 30, 2020 and June 30, 2019 was $64,000 and $74,000, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2020	2019
Expected term (years)	6.3	-
Expected forfeiture rate	0%	-
Risk-free rate	1.3%	-
Volatility	179%	-
Dividend yield	0.0%	-

The average risk-free interest rate is based on the U.S. treasury security rate in effect as of the grant date. We determined expected volatility using the historical closing stock price. The expected life was generally determined using the simplified method as we do not believe we have enough historical stock option exercise experience on which to base the expected term.

The following summarizes the activity of our outstanding stock options for the six months ended June 30, 2020:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Outstanding at January 1, 2020	10,740,500	$0.50	2.6	$-
Granted	2,100,000	.10
Exercised	-	-
Canceled or expired	(1,099,000)	.57

Outstanding at June 30, 2020	11,741,500	$0.42	3.1	$-

Exercisable at June 30, 2020	7,415,000	$0.52	2.3	$-

During the six months ended June 30, 2020, 1,099,000 options were canceled due to employee turnover, no options expired unexercised and no options were exercised. During the six months ended June 30, 2019, no options expired unexercised, and no options were canceled, or exercised. As of June 30, 2020, the exercise prices on outstanding stock options ranged from $.07 per share to $1.58 per share.

NOTE 13 - WARRANTS

The following summarizes the activity of our outstanding warrants for the six months ended June 30, 2020:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Outstanding at January 1, 2020	7,731,707	0.45	(A)	6.2	(B)	$33,000
Granted	-	-
Exercised	-	-
Canceled or expired	(100,000)	2.50

Outstanding at June 30, 2020	7,631,707	0.42	(A)	6.1	(B)	$41,000

Exercisable at June 30, 2020	7,006,707	$0.46		6.1	(C)	$40,000

(A)	The weighted average exercise price for warrants outstanding as of June 30, 2020 and 2019 excludes 1,750,000 warrants in each period with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of June 30, 2020 and 2019 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of June 30, 2020, and 2019 excludes 118,500 warrants with no expiration date.

NOTE 14 - RELATED PARTY TRANSACTIONS

As of June 30, 2020, and December 31, 2019, the Company had $2,402,000 and $2,477,000, respectively, in principal amounts of senior convertible notes outstanding that were held by various members of our board of directors. These notes represent 9,338,228 of potential shares of common stock at June 30, 2020 and 9,388,378 of potential shares of common stock at December 31, 2019. Underlying warrants issued and outstanding in connection with these notes represent 1,184,273 and 1,239,288 of potential shares of common stock at June 30, 2020 and December 31, 2019. The Company had $191,000 and $164,000 at June 30, 2020 and December 31, 2019, respectively in accrued interest on convertible notes due to board members.

As of June 30, 2020 and December 31, 2019, the Company had outstanding $1,795,000 and $1,170,000, respectively, in principal amount of a senior convertible note held by an investor that is deemed an affiliate.  These notes represent 8,846,667 of potential shares of common stock at June 30, 2020 and 4,680,000 of potential shares at December 31, 2019.  Underlying warrants issued and outstanding in connection with these notes represent 468,000 of potential shares of common stock at June 30, 2020 and at December 31, 2019.  The Company had $131,000 and $88,000, respectively in accrued interest on convertible notes due to this investor at June 30, 2020 and December 31, 2019.

As of June 30, 2020 and December 31, 2019, the Company had unsecured subordinated promissory notes outstanding of $425,000 payable to a board member. As of June 30, 2020, the Company had $27,000 in accrued interest on the promissory notes. These notes earn interest at 6% per annum and have a maturity date of October 15, 2020.

NOTE 15 - SUBSEQUENT EVENTS

Issuance of 2019 Convertible Notes & Shares

Subsequent to June 30, 2020, the Company issued $125,000 in 2019 convertible notes and 37,500 shares of common stock to an investor in connection with their investment in the 2019 Convertible Notes.

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

The myCadian platform is designed to predict and detect a degradation of alertness in a user. The myCadian platform initially supports IOS devices and over time will be expanded to include android based devices. The myCadian system will include:

●	a risk assessment that identifies the degradation of alertness that may affect a wearer’s ability to perform tasks,
●	predictive reporting for a user to act when alertness begins to wane, before fatigue becomes dangerous,
●	flexible settings to provide employers a customized tool using their defined safety criteria and to create protocols for action and
●	the Z-Coach wellness program.

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

Results of Operations for the three months ended June 30, 2020 and 2019

Revenue, Cost of Revenue and Margin

	For the three months ended June 30,		Variance
	2020	2019	Incr (decr)
CURA revenue	$2,000	$2,000	$-
Cost of revenue	12,000	3,000	9,000
Loss on revenue	$(10,000)	$(1,000)	$9,000

The Company recorded zero and $1,000 in Z-Coach sales during the three months ended June 30, 2020 and 2019, respectively resulting in revenue of $2,000 in each period. As of each of June 30, 2020, and December 31, 2019, the Company has deferred revenue of $4,000 attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied. The 2019 cost of revenue recorded for three-month period included software amortization, which is fully amortized and no longer expensed. The 2020 cost of revenue recorded for the three-month period includes $1,000 for Z-Coach and $12,000 related to promotion and design for app development. The Z-Coach training module provides fatigue safety training over a twelve-month subscription period and the user has unlimited access to the tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

Engineering and Development Costs and Expenses

	For the three months ended June 30,		Variance
	2020	2019	Incr (decr)
Wages and benefits	$90,000	$165,000	$(75,000)
Professional fee and advisors	-	34,000	(34,000)
Facilities	8,000	-	8,000
Computer and software maintenance	1,000	5,000	(4,000)
Depreciation and amortization	3,000	6,000	(3,000)
	102,000	210,000	(108,000)
Stock based compensation	(37,000)	8,000	(45,000)
Total Engineering and Development	$65,000	$218,000	$(153,000)

Engineering and development expenses decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 reflecting the reduction in headcount, professional fees, and computer and software expenses. These cost reductions reflect the temporary suspension of the Company’s efforts to monetize the Aegis technologies, as previously reported, as a result of the Covid-19 pandemic. Engineering headcount was six and seven professionals as of June 30, 2020 and June 30, 2019, respectively.

General and Administrative Costs and Expenses

	For the three months ended June 30,		Variance
	2020	2019	Incr (decr)
Wages and benefits	$134,000	$235,000	$(101,000)
Professional fees and advisors	57,000	55,000	2,000
Facilities and occupancy	20,000	38,000	(18,000)
Insurance	23,000	23,000	-
Sales and marketing	41,000	-	41,000
Patents	14,000	11,000	3,000
Computer and software maintenance	5,000	5,000	-
Shareholder	4,000	5,000	(1,000)
Travel	-	9,000	(9,000)
Other costs and expenses	7,000	25,000	(18,000)
	305,000	406,000	(101,000)
Stock based compensation	8,000	37,000	(29,000)
Total General and Administrative	$313,000	$443,000	$(130,000)

General and administrative expense decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to staff reductions and the recognition of stock compensation forfeitures related to employee turnover. The second quarter of 2020 includes $41,000 in outside marketing efforts related to the software development of the fatigue management product. General and administrative headcount was three and eight at June 30, 2020 and 2019, respectively.

Non-operating Expense

	For the three months ended June 30,		Variance
	2020	2019	Incr (decr)
Interest expense	$(341,000)	$(304,000)	$37,000
Accrued severance	(106,000)	-	106,000
Other income	7,000	1,000	6,000
	$(440,000)	$(303,000)	$137,000

Interest expense increased by $37,000 for the three months ended June 30, 2020 compared to the prior year quarter. The Company has $11,035,000 in face value of convertible notes outstanding compared to $10,310,000 at December 31, 2019. During the three months ended June 30, 2020, the Company recognized $341,000 in interest expense on the convertible, demand and promissory notes which includes $200,000 of amortization on debt discount that is classified as interest expense. The increase in interest expense since 2019 reflects $725,000 of new 2019 convertible notes with an interest rate of 6% per annum, interest on $650,000 of demand notes with a variable interest rate of 3.25% that were issued in the third quarter of 2019, and amortization of debt discount on the 2018 and July 2018 convertible notes issued in the first half of 2019. The 2020 interest expense also reflects $6,000 in interest recognized on 6% unsecured promissory notes. During the three months ended June 30, 2019 the Company recognized $304,000 in interest expense on the convertible notes including $186,000 of amortization on debt discount classified as interest expense related to the convertible notes.

In accordance with ASC 420, the Company recognized accrual for one-time termination benefit costs in connection with two employees whose employment with the Company will terminate at the beginning of third quarter of 2020. These costs will be paid over the coming six-month period through January 2021.

Net Loss for the three months ended June 30, 2020 and 2019

The net loss for the three months ended June 30, 2020 was $821,000, compared with a net loss in the three months ended June 30, 2019 of $965,000. The net loss attributable to common stockholders for the second quarter of 2020 was $876,000 as compared to $1,019,000 for the second quarter of 2019.

The weighted average basic and diluted common shares outstanding for the three month periods ended June 30, 2020 and 2019 amounted to 51,379,000 and 50,478,000, respectively.

Basic and diluted loss per common share for the three-month periods ended June 30, 2020 and 2019 was $0.02 in each period. Preferred stock dividends of $55,000 and $54,000 was recorded in the three-month periods ended June 30, 2020 and 2019, respectively.

Results of Operations for the six months ended June 30, 2020 and 2019

Revenue, Cost of Revenue and Margin

	For the six months ended June 30,		Variance
	2020	2019	Incr (decr)
CURA revenue	$5,000	$9,000	$(4,000)
Cost of revenue	13,000	9,000	4,000
Loss on revenue	$(8,000)	$-	$(8,000)

The Company recorded $5,000 and $1,000 in Z-Coach sales during the six months ended June 30, 2020 and 2019, respectively resulting in revenue of $5,000 and $9,000, respectively. The 2019 cost of revenue recorded for three-month period included software amortization, which is fully amortized and no longer expensed. The 2020 cost of revenue recorded for the three-month period includes $1,000 for Z-Coach and $12,000 related to promotion and design for app development. The Z-Coach training module provides fatigue safety training over a twelve-month subscription period and the user has unlimited access to the tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

Engineering and Development Costs and Expenses

	For the six months ended June 30,		Variance
	2020	2019	Incr (decr)
Wages and benefits	$162,000	$330,000	$(168,000)
Professional fee and advisors	1,000	163,000	(162,000)
Facilities	16,000		16,000
Computer and software maintenance	4,000	12,000	(8,000)
Depreciation and amortization	6,000	13,000	(7,000)
Other costs and expenses	-	12,000-	(12,000)
	189,000	530,000	(341,000)
Stock based compensation	(33,000)	19,000	(52,000)
Total Engineering and Development	$156,000	$549,000	$(393,000)

Engineering and development expenses decreased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the decrease in headcount, professional fees, and computer and software expenses. These cost reductions reflect the temporary suspension of the Company’s efforts to monetize the Aegis technologies, as previously reported, as a result of the Covid-19 pandemic.  Engineering headcount was six and seven professionals as of June 30, 2020 and June 30, 2019, respectively.

General and Administrative Costs and Expenses

	For the six months ended June 30,		Variance
	2020	2019	Incr (decr)
Wages and benefits	$298,000	$485,000	$(187,000)
Professional fees and advisors	142,000	142,000	-
Facilities and occupancy	42,000	79,000	(37,000)
Insurance	41,000	43,000	(2,000)
Sales and marketing	41,000	62,000	(21,000)
Patents	17,000	21,000	(4,000)
Travel	6,000	16,000	(10,000)
Computer and software maintenance	10,000	13,000	(3,000)
Shareholder	10,000	11,000	(1,000)
Other costs and expenses	6,000	30,000	(24,000)
	613,000	902,000	(289,000)
Stock based compensation	43,000	85,000	(42,000)
Total General and Administrative	$656,000	$987,000	$(331,000)

General and administrative expense decreased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to: headcount decreases, lower facility costs resulting from the relocation of office space in the third quarter of 2019 and reduced spending for patent and travel costs. The first half of 2019 included $62,000 in outside marketing efforts related to the CURA product. General and administrative headcount was three and eight at June 30, 2020 and 2019, respectively.

Non-operating Expense

	For the six months ended June 30,		Variance
	2020	2019	Incr (decr)
Interest expense	$(678,000)	$(578,000)	$100,000
Accrued severance	(106,000)	-	106,000
Other income	7,000	1,000	6,000
	(777,000)	(577,000)	(200,000)

Interest expense increased by $100,000 for the six months ended June 30, 2020 compared to the prior year period. The Company has $11,035,000 in face value of convertible notes outstanding compared to $10,310,000 at December 31, 2019. During the six months ended June 30, 2020, the Company recognized $678,000 in interest expense on the convertible, demand and promissory notes which includes $400,000 of amortization on debt discount that is classified as interest expense. The increase in interest expense since 2019 reflects the issuance of $725,000 face value of new 2019 convertible notes with an interest rate of 6% per annum, interest on $650,000 of demand notes with a variable interest rate of 3.25% at quarter-end which were issued in the third quarter of 2019, and amortization of debt discount on the 2019 and July 2018 notes issued in the first half of 2019. The 2020 interest expense includes $13,000 in interest recognized on 6% unsecured promissory notes. During the six months ended June 30, 2019 the Company recognized $304,000 in interest expense on the convertible notes including $186,000 of amortization on debt discount classified as interest expense related to the convertible notes.

In accordance with ASC 420, as of June 30, 2020 the Company recognized accrual for one-time termination benefits costs in connection with two employees whose employment with the Company will terminate at the beginning of third quarter of 2020. These costs will be paid over the coming six-month period through January 2021.

Net Loss for the six months ended June 30, 2020 and 2019

The net loss for the six months ended June 30, 2020 was $1,574,000, compared with a net loss in the six months ended June 30, 2019 of $2,113,000. The net loss attributable to common stockholders for the first half of 2020 was $1,683,000 as compared to $2,221,000 for the first half of 2019.

The weighted average basic and diluted common shares outstanding for the six months ended June 30, 2020 amounted to 51,263,000 and 50,456,000, respectively.

Basic and diluted loss per common share for the six-month periods ended June 30, 2020 and 2019 was $0.03 and $0.04, respectively. Preferred stock dividends of $109,000 and $108,000 was recorded in the six-month periods ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

During the six months ended June 30, 2020 we used $903,000 of cash in operating activities. A net loss of $1,574,000 was adjusted for $488,000 in non-cash expenses for: amortization of debt discount, depreciation and amortization, the non-cash expense recognized for stock-based compensation and common shares issued in connection with interest expense associated with convertible notes issued in the quarter. The Company reported $168,000 in changes in working capital components during the six months ended June 30, 2020.  The decrease in cash used operations in the first half of 2020 compared to the first half of 2019 was driven primarily by the decrease in the net loss from operations.

During the second quarter of 2020, the Company received the proceeds from two federally funded programs offered to small businesses as a result of the Covid-19 pandemic. On April 20, 2020 the Company received a $227,700 loan under the Small Business Administration Paycheck Protection Program (the “PPP”). The Company also received a $7,000 grant from the U. S. Small Business Administration in connection with its Economic Injury Disaster Loan (EIDL) program.

During the six months ended June 30, 2020, the Company received proceeds of $725,000 from the issuance of senior convertible notes. During the six months ended June 30, 2019, the Company received proceeds of $800,000 from the issuance of senior convertible debt and $425,000 in proceeds from the issuance of unsecured promissory notes.

Current Cash Outlook and Management Plans

As of June 30, 2020, we had cash on hand of $68,000, negative working capital of $4,281,000, stockholders' deficiency of $13,708,000 and an accumulated deficit of $92,999,000. During the six months ended June 30, 2020 we raised $725,000 in proceeds through the issuance of convertible notes. The proceeds from these private placements have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2020 cash needs will run between $1.7 and $2.0 million, based upon the cash used in operations in the three months ended June 30, 2020. As of June 30, 2020, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management will continue to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of June 30, 2020 and December 31, 2019, there were no accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of June 30, 2020, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The development of our products and services is complex and costly.  Some products currently under development or future product developments, including specific product features or functions, may not technologically successful.  In addition, the cost and length of our product development may be greater than we anticipate, and we may experience delays in future product development or problems in the design or quality of our products. Unanticipated problems in developing products or services could also divert substantial research and development resources, which may impair our ability to develop products and services and could substantially increase our costs.   If new or enhanced product or service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our product development efforts.  Even if our resulting products are technologically successful, they may not achieve market acceptance or compete effectively with our competitor's products.  Our efforts to develop the CURA software platform, designed to measure a degradation of alertness in a person's ability to perform a task or job, may not be technologically successful.  We continue to design and refine the myCadian software focused on optimizing the user experience.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued $125,000 of 2019 Convertible Notes during the period from July 1, 2020 through the filing of this quarterly report on Form 10-Q.

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

10.4	Consulting Agreement, Outsourced Finance Services, dated June 1, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certifications – CEO

31.2	Rule 13a-14/15d-14 Certifications – CFO

32	Section 1350 Certifications

100	XBRL-related documents
None.

101

The following materials from CurAegis Technologies, Inc.’s Quarterly Report on Form 10-Q for the six month period ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2020 and 2019 (ii) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Deficiency for the six month periods ended June 30, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS TECHNOLOGIES, INC.
Dated: August 11, 2020	By:	/s/ James R. Donnelly
James R. Donnelly
Chief Executive Officer

Dated: August 11, 2020	By:	/s/ Jason Burke
Jason Burke
Chief Financial and Accounting Officer