Form 10-Q
period 2020-09-30
CurAegis Technologies, Inc.
filed 2020-11-13
CIK 1063197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 12, 2020
Common Stock, $0.01 par value	51,452,810

CURAEGIS TECHNOLOGIES, INC.

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	3

	Condensed Consolidated Statement of Operations – Three- and Nine-Month Periods Ended September 30, 2020 and September 30, 2019 (Unaudited)	4

	Condensed Consolidated Statement of Changes in Stockholders’ Deficiency – Three- and Nine-Month Periods Ended September 30, 2020 and September 30, 2019 (Unaudited)	5

	Condensed Consolidated Statement of Cash Flows – Nine- Month Periods Ended September 30, 2020 and September 30, 2019 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURE PAGE		27

EXHIBITS

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Current Assets:
Cash	$87,000	$18,000
Prepaid expenses	12,000	2,000
Total current assets	99,000	20,000

Right to use asset (net)	156,000	193,000
Property and equipment (net)	29,000	38,000
Total non-current assets	185,000	231,000

Total Assets	$284,000	$251,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Liability for inventory	$1,740,000	$1,764,000
Demand notes	650,000	650,000
Promissory notes	425,000	425,000
Accounts payable	366,000	420,000
Accrued interest	877,000	509,000
Current right-to-use obligation	67,000	64,000
Other current liabilities	20,000	36,000
Accrued wages and benefits	58,000	50,000
Total current liabilities	4,203,000	3,918,000

Non-current right-to-use obligation	83,000	126,000
PPP loan	228,000	-
Senior convertible notes (net)	9,992,000	8,410,000
Total Liabilities	14,506,000	12,454,000

Commitments and other matters

Stockholders' Deficiency:
Preferred stock, $.01 par value, 100,000,000 shares authorized
Series C, voting, convertible, no dividend, shares issued and outstanding at September 30, 2020 and December 31, 2019: 15,687,500 and 15,687,500, respectively	157,000	157,000
Series C-2, voting, convertible, no dividend, shares issued and outstanding at September 30, 2020 and December 31, 2019: 24,500,000 and 24,500,000, respectively	245,000	245,000
Series C-3, voting, convertible, no dividend, shares issued and outstanding at September 30, 2020 and December 31, 2019: 3,238,000 and 3,238,000, respectively	32,000	32,000
Class A, non-voting, convertible, cumulative dividend $.40 per share per annum, shares issued and outstanding at September 30, 2020 and December 31, 2019: 468,221 and 468,221, respectively	5,000	5,000
Class B, non-voting, convertible, cumulative dividend $.50 per share per annum, shares issued and outstanding at September 30, 2020 and December 31, 2019: 67,500 and 67,500, respectively	1,000	1,000
Common stock, $.01 par value, 400,000,000 shares authorized; shares issued and outstanding at September 30, 2020 and December 31, 2019: 51,452,810 and 50,979,964 respectively	515,000	510,000
Additional paid-in capital	77,695,000	78,272,000
Accumulated deficit	(92,872,000)	(91,425,000)
Total Stockholders' Deficiency	(14,222,000)	(12,203,000)
Total Liabilities and Stockholders' Deficiency	$284,000	$251,000

See notes to condensed consolidated financial statements.

 CURAEGIS TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue and Cost of revenue:
CURA revenue	$2,000	$4,000	$7,000	$13,000
Cost of revenue	2,000	2,000	15,000	11,000
Gross Profit (Loss)	-	2,000	(8,000)	2,000

Costs and expenses:
Recovery on inventory reserve	(74,000)	(13,000)	(97,000)	(13,000)
Engineering and development	98,000	178,000	254,000	727,000
General and administrative (recovery)	(456,000)	339,000	200,000	1,326,000
Total costs and expenses (income)	(432,000)	504,000	357,000	2,040,000
Income (Loss) from operations	432,000	(502,000)	(365,000)	(2,038,000)

Non-operating expense:
Interest expense	(352,000)	(320,000)	(1,030,000)	(898,000)
Debt issuance cost	-	(304,000)	-	(304,000)
Vendor penalty	-	(300,000)	-	(300,000)
Other (expense) income	47,000	9,000	(52,000)	10,000
Non-operating expense	(305,000)	(915,000)	(1,082,000)	(1,492,000)

Income (Loss) before income taxes	127,000	(1,417,000)	(1,447,000)	(3,530,000)
Income taxes	-	-	-	-
Net Income (Loss)	127,000	(1,417,000)	(1,447,000)	(3,530,000)

Preferred stock dividends	54,000	55,000	163,000	163,000
Net loss attributable to common stockholders	$73,000	$(1,472,000)	$(1,610,000)	$(3,693,000)

Net loss per common share attributable to common stockholders
Basic and Diluted	$0.00	$(0.03)	$(0.03)	$(0.07)
Weighted average number of shares of common stock
Basic and Diluted	51,447,000	50,776,000	51,325,000	50,565,000

See notes to condensed consolidated financial statements.

CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

				For the Three and Nine Months Ended September 30. 2020

	Class C Preferred Stock		Class C-2 Preferred Stock		Class C-3 Preferred Stock		Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2019	15,687,500	$157,000	24,500,000	$245,000	3,238,000	$32,000	468,221	$5,000	67,500	$1,000	50,979,964	$510,000	$78,272,000	$(91,425,000)	$(12,203,000)

Stock-based compensation													39,000		39,000
Common shares issued for interest											94,772	1,000	16,000		17,000
Common shares issued with convertible notes											112,500	1,000	9,000		10,000
Net Loss														(753,000)	(753,000)

Balance at March 31, 2020	15,687,500	157,000	24,500,000	245,000	3,238,000	32,000	468,221	5,000	67,500	1,000	51,187,236	512,000	78,336,000	(92,178,000)	(12,890,000)

Stock-based compensation													(28,000)		(28,000)
Common shares issued for interest											123,074	1,000	20,000		21,000
Common shares issued with convertible notes											105,000	1,000	9,000		10,000
Net Loss														(821,000)	(821,000)

Balance at June 30, 2020	15,687,500	157,000	24,500,000	245,000	3,238,000	32,000	468,221	5,000	67,500	1,000	51,415,310	514,000	78,337,000	(92,999,000)	(13,708,000)

Stock-based compensation													(645,000)		(645,000)
Common shares issued for interest															-
Common shares issued with convertible notes											37,500	1,000	3,000		4,000
Net Income														127,000	127,000

Balance at September 30, 2020	15,687,500	$157,000	24,500,000	$245,000	3,238,000	$32,000	468,221	$5,000	67,500	$1,000	51,452,810	$515,000	$77,695,000	$(92,872,000)	$(14,222,000)

				For the Three and Nine Months Ended September 30, 2019

Balance at December 31, 2018	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,364,549	$504,000	$77,725,000	$(87,149,000)	$(8,479,000)

Stock-based compensation													59,000		59,000
Common shares issued for interest											35,996		8,000		8,000
Warrants issued with convertible note													63,000		63,000
Net Loss														(1,148,000)	(1,148,000)

Balance at March 31, 2019	15,687,500	157,000	24,500,000	245,000	3,268,000	33,000	468,221	5,000	67,500	1,000	50,400,545	504,000	77,855,000	(88,297,000)	(9,497,000)

Stock-based compensation													45,000		45,000
Common shares issued for interest											39,156		10,000		10,000
Common shares issued with convertible notes											90,000	1,000	11,000		12,000
Warrants issued with convertible note													2,000		2,000
Net Loss														(965,000)	(965,000)

Balance at June 30, 2019	15,687,500	157,000	24,500,000	245,000	3,268,000	33,000	468,221	5,000	67,500	1,000	50,529,701	505,000	77,923,000	(89,262,000)	(10,393,000)

Employeee stock-based compensation													7,000		7,000
Common shares issued for interest											33,973	1,000	8,000		9,000
Common shares issued with convertible notes											75,000	1,000	6,000		7,000
Common shares issued with demand notes											165,000	1,000	16,000		17,000
Share rights issued with demand notes													250,000		250,000
Net Loss														(1,417,000)	(1,417,000)

Balance at September 30, 2019	15,687,500	$157,000	24,500,000	$245,000	3,268,000	$33,000	468,221	$5,000	67,500	$1,000	50,803,674	$508,000	$78,210,000	$(90,679,000)	$(11,520,000)

See notes to condensed consolidated financial statements.

 CURAEGIS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,447,000)	$(3,530,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount reported as interest	607,000	546,000
Depreciation and amortization	46,000	109,000
Fair market value of share rights issued with demand notes	-	250,000
Stock-based compensation	(634,000)	111,000
Interest paid in shares	38,000	27,000
Changes in working capital items:
Prepaid expenses	(10,000)	22,000
Liability for inventory	(24,000)	315,000
Accounts payable	(57,000)	73,000
Accrued interest	330,000	210,000
Other current liabilities	(16,000)	35,000
Accrued wages and benefits	8,000	14,000
Net cash used in operating activities	(1,159,000)	(1,818,000)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes (net)	1,000,000	825,000
Proceeds from demand notes	-	550,000
Proceeds from issuance of unsecured subordinated notes	-	575,000
Proceeds from PPP loan	228,000	-
Cash used in repayment of unsecured promissory notes	-	(150,000)
Net cash provided by financing activities	1,228,000	1,800,000

Net increase (decrease) in cash	69,000	(18,000)
Cash at beginning of period	18,000	53,000
Cash at end of period	$87,000	$35,000

Supplemental Disclosures:

Cash used for payment of interest expense	$19,000	$86,000
Debt discount related to issuance of convertible notes	$24,000	$65,000
Common shares issued in payment of interest expense	$38,000	$-
Right to use asset	$156,000	$212,000

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

The Aegis hydraulic pump technology brings to the hydraulic industry a unique technology that is designed to be: smaller, lighter, less expensive, and more efficient than conventional pumps and motors. During 2019, the Company initiated discussions with investment advisors and certain hydraulics companies to evaluate the possible monetization of the Aegis technologies.  On April 8, 2020, the Company reported that it had initiated a temporary suspension of this evaluation process. This decision was linked to the COVID-19 pandemic which adversely impacted and is expected to continue to adversely impact the Company’s ability to generate industry interest in the Aegis technologies. Recent updates with interested parties have indicated that companies in the hydraulics industry are currently focused on internal processes, technology, and employees.

It is important to note that the cycle time from the initiation of the sales process to revenue realization can be highly variable especially as a start-up entity. In addition to the activities to be undertaken to implement our plan of operations, we may expand and/or refocus our activities depending upon future circumstances and developments.

Current Cash Outlook and Management Plans

As of September 30, 2020, we had cash on hand of $87,000, negative working capital of $4,104,000, an accumulated deficit of $92,872,000 and a stockholders' deficiency of $14,222,000. During the nine months ended September 30, 2020 we raised $1,000,000 in proceeds through the issuance of convertible notes and $235,000 from the PPP loan and SBA EIDL grant. The proceeds from these sources have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2020 cash needs will run between $1.7 and $2 million, based upon the cash used in operations in the nine months ended September 30, 2020. As of September 30, 2020, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management will continue to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

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

Consolidation: The condensed consolidated financial statements include the accounts of the Company, our wholly owned subsidiary Iso-Torque Corporation, and our majority-owned subsidiary, Ice Surface Development, Inc. (56% owned). As of September 30, 2020, each of the subsidiaries are non-operational.

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

Inventory: Inventory is stated at the lower of cost or net realizable value with cost determined using the average cost method. Inventory on hand at September 30, 2020 and December 31, 2019 has been fully reserved.

Depreciation and amortization: Depreciation and amortization are computed using the straight-line method.   Depreciation and amortization expense for the three and nine months ended September 30, 2020 and 2019 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Right-to use building	$17,000	$29,000	$37,000	$81,000
Software amortization	-	2,000	-	8,000
Property and equipment	3,000	6,000	9,000	20,000
	$20,000	$37,000	$46,000	$109,000

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Financial Accounting Standards Board’s (“FASB”) guidance for the disclosure about fair value of financial instruments requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to FASB’s guidance for the disclosure about fair value of financial instruments approximated their carrying values at September 30, 2020 and December 31, 2019. The carrying amount of cash, prepaid expenses, accounts payable, accrued expenses, demand and promissory notes approximates their fair value due to their short maturity. The senior convertible and demand notes can be converted into common stock with an underlying value of $2,977,000 as of September 30, 2020 based on the trading price on that date.

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

The Company's revenue is derived primarily from domestic customers. For the three- and nine-month periods ended September 30, 2020 revenue from products transferred over time amounted to $2,000 and $ 7,000 respectively. One customer accounted for 100% of total Z-Coach subscription sales made during the three- and nine-month periods ended September 30, 2020. Our collection terms provide customers standard terms of net 30 days. Future performance obligations are reflected in deferred revenue.

CURA revenue is recognized (a) upon receipt of payment at the point of sale of the CURA app, (b) upon the delivery of myCadian products and (c) upon the Company’s performance of all obligations as described in customer agreements. The Z-Coach program provides fatigue training over an annual subscription period of twelve months and allows the user unlimited access during the annual subscription period. Customers are billed at the acceptance of the subscription, and revenue is recognized ratably over the subscription period as performance obligations are satisfied.

Engineering and Development: Engineering and development costs are charged to operations as incurred. Engineering and development include personnel-related costs, materials and supplies, depreciation, and consulting services.

General and Administrative: Patent expenses are charged to operations as incurred. Patent costs for the three months ended September 30, 2020 and 2019 amounted to $0 and $14,000 respectively and are included in general and administrative expenses. Patent costs for the nine months ended September 30, 2020 and 2019 amounted to $17,000 and $35,000 respectively

Stock-based Compensation: FASB Accounting Standards Codification (“ASC”) 718-10 requires all share-based payments be recognized as expense over the service period (generally the vesting period) based on the fair value on the grant date. The realization of tax benefits in excess of amounts recognized for financial reporting purposes are recognized as a financing activity in accordance with ASC 718-10. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of September 30, 2020, and December 31, 2019, there were no accrued interest or penalties related to uncertain tax positions.

Loss per Common Share: FASB’s ASC 260-10 (“Earnings Per Share”) requires the presentation of basic earnings per share, which is based on weighted average common stock outstanding, and dilutive earnings per share, which gives effect to options, warrants and convertible securities in periods when they are dilutive. At September 30, 2020 and 2019, we excluded 107,992,768 and 104,288,815 potential common shares, respectively, relating to convertible preferred stock, convertible notes, future share rights issued with the demand notes, options and warrants outstanding from the diluted net loss per common share calculation because their inclusion would be anti-dilutive. We excluded 625,000 warrants from the diluted net loss per common share calculation at September 30, 2020 and 2019 as the conditions for their vesting are not time-based.

NOTE 3 – INVENTORY AND VENDOR LIABILITY

	September 30, 2020	December 31, 2019
Raw materials	$1,568,000	$1,665,000
Finished goods	69,000	69,000
	1,637,000	1,734,000
Less: Reserve	(1,637,000)	(1,734,000)
Inventory (net)	$-	$-

Liability for inventory	$1,740,000	$1,764,000

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

During the nine months ended September 30, 2020, the Company recovered $97,000 upon the sale of certain raw material and component parts. Management will continue to evaluate this reserve in future reporting periods.

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

As of September 30, 2020, the Company had issued $650,000 in demand notes and issued 195,000 shares of common stock in connection with the co-borrowing demand notes. The common shares issued in connection with the co-borrowing demand notes were valued at $21,000 on the date of issuance and were reported as debt issuance costs. Coincident with the issuance of these notes, these co-borrowers also received the right to purchase up to 4,333,333 shares of the Company’s common stock at a fixed price of $0.15 per share. The fair market value of these future share rights was estimated at $276,000 on the date of the issuance of the notes utilizing the Black Scholes valuation model and were reported as debt issuance costs.

Advances drawn under this facility have been issued as demand notes with an adjustable interest rate set at the bank’s prime rate, which was 3.25% as of September 30, 2020. The Company recognized $5,000 in interest expense on the demand notes during each of the three months ended September 30, 2020 and September 30, 2019. The Company recognized $19,000 and 12,000 in interest expense on the demand notes during the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

NOTE 5 – PAYCHECK PROTECTION PLAN LOAN

On April 20, 2020 the Company received a $228,000 loan under the Small Business Administration Paycheck Protection Program (the “PPP”). The note was issued under the Coronavirus Aid, Relief, and Economic Security (CARES) Act which, according to guidance from the SBA and U.S. Department of Treasury, provides for certain loan forgiveness based on a calculation of the Company’s payroll expenses and qualified rent and utilities payments made within eight weeks after the disbursement of the loan. The loan has an interest rate of 1% per annum and payments of interest and principal begin 6 months after the date of disbursement, with the balance payable over a remaining 18 month period.

NOTE 6 - SENIOR CONVERTIBLE NOTES

At September 30, 2020, the Company had $11,310,000 in convertible notes outstanding which have been presented net of unamortized debt discounts of $1,318,000, resulting in a carrying value of $9,992,000. As of December 31, 2019, the Company had $10,310,000 in convertible notes outstanding, presented net of unamortized debt discounts of $1,901,000 resulting in a carrying value of $8,409,000.

Scheduled maturities on the Company’s convertible notes is as follows: $2,990,000 in the twelve months ending December 31, 2021, $2,775,000 in the twelve months ending in December 31, 2022; $3,395,000 in the twelve months ending December 31, 2023, $1,150,000 in the twelve months ending December 31, 2024 and $1,000,000 thereafter.

Included in the face value of convertible notes outstanding at September 30, 2020 and December 31, 2019, is $2,402,000 and $2,477,000 respectively in convertible notes payable to various directors of the Company. Also included in the face value of the convertible notes are $2,070,000 and $1,170,000 as of September 30, 2020 and December 31, 2019, respectively, in convertible notes payable to an investor that is deemed an affiliate.

	Total	2019 6% Notes	JULY 2018 Notes	2018 Notes	2017 6% Notes	2016 6% Notes
Face value December 31, 2019	$10,310,000	$650,000	$1,675,000	$625,000	$4,370,000	$2,990,000
Notes issued	1,000,000	1,000,000	-	-	-	-
Face value September 30, 2020	$11,310,000	$1,650,000	$1,675,000	$625,000	$4,370,000	$2,990,000

Debt discount December 31, 2019	$(1,901,000)	$(3,000)	$(354,000)	$(185,000)	$(362,000)	$(997,000)
Debt discount issued	(24,000)	(24,000)	-	-	-	-
Amortization reported as interest	607,000	21,000	62,000	36,000	83,000	405,000
Debt discount September 30, 2020	$(1,318,000)	$(6,000)	$(292,000)	$(149,000)	$(279,000)	$(592,000)

Senior Convertible Notes (net)	$9,992,000	$1,644,000	$1,383,000	$476,000	$4,091,000	$2,398,000

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

During the three- and nine- month periods ended September 30, 2020, the Company issued $275,000 and $1,000,000, respectively, in new notes and allocated $5,000 and $24,000, respectively, of the proceeds to debt discount based on the estimated fair value of the common shares issued on the date of investment. During the three and nine month periods ended September 30, 2020, the Company recorded $32,000 and $78,000 in interest expense which includes amortization of debt discount. During the three- and nine- month periods ended September 30, 2019, the Company recorded $15,000 and $19,000, in interest expenses respectively which includes amortization of debt discount.

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

During the three- and nine-month periods ended September 30, 2020 the Company recorded $21,000 and $62,000 respectively in interest expense which reflects the amortization of debt discount.  During the three- and nine-month periods ended September 30, 2019 the Company recorded $20,000 and $52,000 respectively in interest expense which reflects the amortization of debt discount.

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

During the three-and nine-month periods ended September 30, 2020 the Company recorded $12,000 and $36,000 respectively in interest expense which reflects the amortization of debt discount. During the three-and nine-month periods ended September 30, 2019 the Company recorded $11,000 and $34,000 respectively in interest expense which reflects the amortization of debt discount.

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

During the three-and nine- month periods ended September 30, 2020 the Company recorded $94,000 and $279,000, respectively, in interest expense including amortization of debt discount. During the three-and nine- month periods ended September 30, 2019 the Company recorded $92,000 and $264,000, respectively, in interest expense including amortization of debt discount.

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

During the three-and nine- month periods ended September 30, 2020 the Company recorded $182,000 and $539,000, respectively, in interest expense including amortization of debt discount. During the three-and nine- month periods ended September 30, 2019 the Company recorded $174,000 and $516,000, respectively, in interest expense including amortization of debt discount.

NOTE 7 - UNSECURED SUBORDINATED PROMISSORY NOTES

The Company had $425,000 in unsecured subordinated promissory notes payable to a board member as of September 30, 2020 and December 31, 2019. These notes bear interest at a rate of 6% per annum and have a maturity date of October 15, 2020. During the three- and nine- months ended September 30, 2020, the Company recognized interest expense of $6,000 and $19,000, respectively, on these notes. During the three- and nine- months ended September 30, 2019, the Company recognized interest expense of $4,000 and $10,000, respectively, on these notes. Interest accrued and outstanding on the promissory notes was $34,000 and $15,000 as of September 30, 2020 and December 31, 2019, respectively.

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

Upon adoption, the Company determined the present value of future lease costs at $257,000, which included monthly rental, common area costs, and taxes. The Company assumed an incremental borrowing rate of 6% as the building lease agreement did not include an implicit rate. On September 1, 2019, the Company vacated this property at the request of the landlord and relocated to a new office. The Company terminated the lease obligation without penalty or liability for unused periods associated with the original lease obligation and as such, the Company did not incur an impairment as a result of this change in lease term. Operating lease costs for the three-and nine- month periods ended September 30, 2019 for the terminated lease obligation was $19,000 and $80,000, respectively.

On August 1, 2019, the Company entered into an operating lease obligation for office space located at 350 Linden Oaks in Rochester New York. The Company determined the present value of future lease costs at the inception of the lease was $212,000. The Company assumed an incremental borrowing rate of 6% as the building lease agreement did not include an implicit rate. The lease has a termination date of December 30, 2022. Operating lease costs for the three- and nine-month periods ended September 30, 2020 were $15,000 and $46,000, respectively. Future maturing lease obligations as follows: $17,000 for the remainder of 2020; $67,000 in 2021 and $67,000 in 2022. Total future lease payments are $162,000 including imputed interest of $11,000.

NOTE 9 - PROPERTY AND EQUIPMENT

At September 30, 2020 and December 31, 2019 property and equipment consist of the following:

	September 30, 2020	December 31, 2019
Office equipment	$199,000	$199,000
Shop equipment	132,000	132,000
Gross Property and equipment	331,000	331,000
Less accumulated depreciation	(302,000)	(293,000)
Net property and equipment	$29,000	$38,000

NOTE 10 - BUSINESS SEGMENTS

The Company has two operating business segments. The CURA business operates in the fatigue management industry and the Aegis business is focused in the power and hydraulic industry.

Segment information for the three months ending September 30, 2020 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$2,000	$-	$-	$2,000
Gross Profit (Loss)	-	-	-	-
Total costs and expenses	42,000	5,000	(479,000)	(432,000)
Income (Loss) from operations	(42,000)	(5,000)	479,000	432,000
Non-operating expense (Income)	-	(3,000)	(302,000)	(305,000)
Net income (loss)	$(42,000)	$(8,000)	$177,000	$127,000

Stock based compensation	$17,000	$-	$(662,000)	$(645,000)
Depreciation and amortization	$-	$3,000	$-	$3,000
Assets at September 30, 2020	$-	$29,000	$255,000	$284,000

 Segment information for the nine months ending September 30, 2020 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$7,000	$-	$-	$7,000
Gross Loss	(8,000)	-	-	(8,000)
Total costs and expenses	225,000	57,000	75,000	357,000
(Loss) from operations	(233,000)	(57,000)	(75,000)	(365,000)
Non-operating expense	-	(3,000)	(1,079,000)	(1,082,000)
Net loss	$(233,000)	$(60,000)	$(1,154,000)	$(1,447,000)

Stock based compensation	$57,000	$(33,000)	$(658,000)	$(634,000)
Depreciation and amortization	$-	$9,000	$37,000	$46,000
Assets at September 30, 2020	$-	$29,000	255,000	$284,000

Segment information for the three months ending September 30, 2019 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$4,000	$-	$-	$4,000
Gross profit	2,000	-	-	2,000
Total costs and expenses	62,000	127,000	315,000	504,000
Loss from operations	(60,000)	(127,000)	(315,000)	(502,000)
Non-operating expense	-	-	(915,000)	(915,000)
Net loss	$(60,000)	$(127,000)	$(1,230,000)	$(1,417,000)

Stock based compensation	$(12,000)	$0	$19,000	$7,000
Depreciation and amortization	$3,000	$4,000	$30,000	$37,000
Assets at September 30, 2019	$3,000	$40,000	$241,000	$284,000

  Segment information for the nine months ending September 30, 2019 for the Company’s business segments follows:

	CURA	Aegis	Corporate	Total

Revenue	$13,000	$-	$-	$13,000
Gross profit	2,000	-	-	2,000
Total costs and expenses	577,000	446,000	1,017,000)	2,040,000
Loss from operations	(575,000)	(446,000)	(1,017,000)	(2,038,000)
Non-operating expense	-	-	(1,492,000)	(1,492,000)
Net loss	$(575,000)	$(446,000)	$(2,509,000)	$(3,530,000)

Stock based compensation	$2,000	$13,000	$96,000	$111,000
Depreciation and amortization	$12,000	$14,000	$83,000	$109,000
Assets at September 30, 2019	$3,000	$40,000	$241,000	$284,000

NOTE 11 - PREFERRED and COMMON STOCK

Common Stock

We have authorized 400,000,000 shares of common stock, with a par value of $0.01 per share.

During the three- and nine-month periods ended September 30, 2020 the Company issued 0 and 217,846 shares of common stock at payment of interest on the Company’s 2016, 2017 and 2019 Convertible Notes. During the three- and nine-month periods ended September 30, 2019 the Company issued 33,973 and 109,125 shares of common stock in payment of interest on the Company’s 2016, 2017 and 2019 Convertible Notes.

Preferred Stock

Our certificate of incorporation permits the Company to issue up to 100,000,000 shares of $.01 par value preferred stock.

Class A Preferred Stock

At September 30, 2020 and December 31, 2019 there were 468,221 outstanding shares of Class A Preferred stock, of which 8,709 shares resulted from the settlement of dividends due to conversion, and those shares no longer accrue dividends. The value of dividends payable upon the conversion of the remaining 459,512 outstanding shares of Class A Preferred stock was $2,851,000 at September 30, 2020 and $2,713,000 at December 31, 2019.

In the event of a liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred stockholders, Class A Preferred stockholders and Class B stockholders have a liquidation preference with respect to all accumulated and unsettled dividends. The value of the Class A Preferred stockholders’ liquidation preference was $2,851,000 and $2,713,000 at September 30, 2020 and December 31, 2019, respectively. In the event of liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class A Preferred are payable in Class A Preferred at a rate of 1 share of Class A Preferred for each $4.00 of dividends.

Class B Preferred Stock

At September 30, 2020 and December 31, 2019, there were 67,500 outstanding shares of Class B Preferred stock. The value of dividends payable upon the conversion of the outstanding shares of Class B Preferred stock was $513,000 at September 30, 2020 and $488,000 at December 31, 2019.

In the event of liquidation, dissolution and winding up of the Company, and subject to the liquidation rights and privileges of our Class C Preferred stockholders, our Class A Preferred stockholders and our Class B Preferred stockholders have a liquidation preference with respect to all accumulated and unsettled dividends. In the event of a liquidation, dissolution or winding up of the Company, unpaid accumulated dividends on the Class B Preferred are payable in Class B Preferred shares at a rate of one share of Class B Preferred for each $5.00 of dividends.

Series C Preferred Stock

At September 30, 2020 and December 31, 2019, there were 15,687,500 shares of Series C Preferred stock outstanding. The value of the Series C Preferred stockholders’ liquidation preference was $6,275,000 at September 30, 2020 and at December 31, 2019.

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

Series C-2 Preferred Stock

At September 30, 2020 and December 31, 2019, there were 24,500,000 shares of Preferred C-2 stock outstanding. The value of the Series C-2 Preferred stockholders’ liquidation preference was $4,900,000 at September 30, 2020 and December 31, 2019.

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

Series C-3 Preferred Stock

At September 30, 2020 and December 31, 2019, there were 3,238,000 shares of Preferred C-3 stock outstanding.

NOTE 12 - STOCK OPTIONS

2016 Stock Option Plan   The shareholders approved the 2016 Stock Option Plan (the “2016 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2016 Plan: non-qualified stock options and incentive stock options. As of September 30, 2020, there are 342,500 options available for future grant under the 2016 Plan.

2011 Stock Option Plan    The shareholders approved the 2011 Stock Option Plan (the “2011 Plan”) which provides for the grant of up to 3,000,000 common stock options to provide equity incentives to directors, officers, employees and consultants. Two types of options may be granted under the 2011 Plan: non-qualified stock options and incentive stock options. As of September 30, 2020, there are 316,000 options available for future grant under the 2011 Plan.

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

During the nine months ended September 30, 2020 the Company granted 2,100,000 stock options to certain employees, board members and a consultant. No stock option grants were made during the nine months ended September 30, 2019.

Summary   For the three- and nine- month period ended September 30, 2020, the Company recognized a net credit to stock compensation of $645,000 and $634,000, respectively. The Company recorded $676,000 in forfeitures in the third quarter of 2020 and $782,000 in forfeitures during the nine months ended September 30, 2020 reflecting employee turnover during these periods.

As of September 30, 2020, there was $118,000 of total unrecognized compensation costs related to outstanding stock options, which are expected to be recognized over a weighted average of 1 year.

The weighted average grant date fair value of stock options issued during the nine months ended September 30, 2020 was $0.15 per share. The weighted average grant date fair value of stock options vested during the nine months ended September 30, 2020 and September 30, 2019 was $88,000 and $125,000, respectively.

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

The following summarizes the activity of our outstanding stock options for the nine months ended September 30, 2020:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Outstanding at January 1, 2020	10,740,500	$0.50	2.6	$-
Granted	2,100,000	.10
Exercised	-	-
Canceled or expired	(6,249,000)	.40

Outstanding at September 30, 2020	6,591,500	$0.47	5.1	$-

Exercisable at September 30, 2020	4,552,000	$0.61	3.6	$-

During the nine months ended September 30, 2020, 6,249,000 options were canceled due to employee turnover and expiration of unexercised options, and no options were exercised. During the nine months ended September 30, 2019, 216,750 options were canceled due to employee turnover, no options expired unexercised and no options were exercised. As of September 30, 2020, the exercise prices on outstanding stock options ranged from $.07 per share to $1.58 per share.

NOTE 13 - WARRANTS

The following summarizes the activity of our outstanding warrants for the nine months ended September 30, 2020:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Outstanding at January 1, 2020	7,731,707	0.45	(A)	6.2	(B)	$33,000
Granted	-	-
Exercised	-	-
Canceled or expired	(100,000)	2.50

Outstanding at September 30, 2020	7,631,707	0.42	(A)	5.6	(B)	$0

Exercisable at September 30, 2020	7,006,707	$0.46		5.6	(C)	$0

(A)	The weighted average exercise price for warrants outstanding as of September 30, 2020 and 2019 excludes 1,750,000 warrants in each period with no determined exercise price.
(B)	The weighted average remaining contractual term for warrants outstanding as of September 30, 2020 and 2019 excludes 743,500 warrants with no expiration date.
(C)	The weighted average remaining contractual term for warrants exercisable as of September 30, 2020, and 2019 excludes 118,500 warrants with no expiration date.

NOTE 14 - RELATED PARTY TRANSACTIONS

As of September 30, 2020, and December 31, 2019, the Company had $2,402,000 and $2,477,000, respectively, in principal amounts of senior convertible notes outstanding that were held by various members of our board of directors. These notes represent 9,338,228 of potential shares of common stock at September 30, 2020 and 9,388,378 of potential shares of common stock at December 31, 2019. Underlying warrants issued and outstanding in connection with these notes represent 1,184,273 and 1,239,288 of potential shares of common stock at September 30, 2020 and December 31, 2019. The Company had $222,000 and $164,000 at September 30, 2020 and December 31, 2019, respectively in accrued interest on convertible notes due to board members.

As of September 30, 2020 and December 31, 2019, the Company had outstanding $2,070,000 and $1,170,000, respectively, in principal amount of a senior convertible note held by an investor that is deemed an affiliate.  These notes represent 10,680,000 of potential shares of common stock at September 30, 2020 and 4,680,000 of potential shares at December 31, 2019.  Underlying warrants issued and outstanding in connection with these notes represent 468,000 of potential shares of common stock at September 30, 2020 and at December 31, 2019.  The Company had $160,000 and $88,000, respectively in accrued interest on convertible notes due to this investor at September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, the Company had unsecured subordinated promissory notes outstanding of $425,000 payable to a board member. As of September 30, 2020, the Company had $34,000 in accrued interest on the promissory notes. These notes earn interest at 6% per annum and have a maturity date of October 15, 2020.

NOTE 15 - SUBSEQUENT EVENTS

Issuance of Convertible Promissory Note

Subsequent to September 30, 2020, the Company issued $50,000 in convertible promissory notes due in 12 months.

Contingent Liability:

Subsequent to September 30, 2020, the Company received a request for arbitration on a total claim of $ 1,948,000, requesting the Company to go through mediation or arbitration. The inventory liability is accrued on the balance sheet as at September 30, 2020.

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

Impact of COVID-19 Outbreak

The Company has two business divisions: the CURA division, an all-in-one health & fitness app developer solutions platform, and the Aegis division, which is engaged in the development of technologies in the power and hydraulic industry. The Company is focused on providing solutions to challenges faced by health & fitness app developers, and a uniquely designed hydraulic pump that will be smaller, lighter, less expensive and more efficient than current technology.

It is important to note that the cycle time from the initiation of the sales process to revenue realization can be highly variable especially as a start-up entity. In addition to the activities to be undertaken to implement our plan of operations, we may expand and/or refocus our activities depending upon future circumstances and developments.

CURA Division: The Cardian Platform

The Company’s CURA division has created an all-in-one platform, the Cardian Platform, for health & fitness app developers in order to solve challenges such as the amount of time, effort, resources, and money it takes to develop these apps, cross-platform challenges, data privacy and compliance challenges, challenges concerning features, updates, and maintenance, and more.

The Cardian platform is designed to provide health & fitness app developers with the powerful tools needed to create better and more engaging user experiences cost-efficiently, with a much quicker time to market. The Cardian platform provides:

●

Simple, Cross-Platform Tools: Standardized access to health & fitness data across all platforms - whether Apple Health, Google Fit, or Samsung Health. Request user health data in iOS or Android. Customize for tailored experiences & setup automated rules & feature updates.

●

Faster Time to Market: Simple setup & integration across all platforms to build your product within days - not months. Spend less time on the onboarding process & less time on maintenance. Cardian's onboarding process enables the creation of a seamless user experience with greater conversion and user-retention.

●	User Privacy Management: Eliminating the burden and challenge of regulatory compliance - Cardian securely manages all data privacy and compliance concerns for developers.

●

99.9% Uptime Built with Amazon Web Services: Designed for scale, Cardian leverages Amazon Web Services (AWS) boasting a 99.9% uptime and reaching customers around the world. Cardian leverages highly-available, fault-tolerant solutions to ensure we're always able to support developers as they scale from small projects to a large enterprise.

●	Pricing that Scales with Businesses: Keep costs low while starting out with usage-based pricing and decide how long data is stored.

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

The Aegis hydraulic pump technology brings to the hydraulic pumps and motors industry a unique technology that is designed to be: smaller, lighter, less expensive, and is more efficient and as reliable as conventional pumps and motors. The Company has completed a production prototype and had achieved significant milestones in the design and testing of this prototype. We have filed for patent protection for our novel non-rotating group pump concept.

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

Results of Operations for the three months ended September 30, 2020 and 2019

Revenue, Cost of Revenue and Margin

	For the three months ended September 30,		Variance
	2020	2019	Incr (decr)
CURA revenue	$2,000	$4,000	$(2,000)
Cost of revenue	2,000	2,000	-
Gain profit	$-	$2,000	$(2,000)

The Company recorded $2,000 and $4,000 in Z-Coach sales during the three months ended September 30, 2020 and 2019, respectively in each period. As of September 30, 2020, and December 31, 2019, the Company has deferred revenue of $2,000 and $ 4,000, respectively at each reporting date attributed to Z-Coach subscription revenue that will be recognized ratably as our performance obligations are satisfied. The Z-Coach training module provides fatigue safety training over a twelve-month subscription period and the user has unlimited access to the tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured.

Engineering and Development Costs and Expenses

	For the three months ended September 30,		Variance
	2020	2019	Incr (decr)
Wages and benefits	$74,000	$126,000	$(52,000)
Professional fee and advisors	-	61,000	(61,000)
Facilities	5,000	-	5,000
Computer and software maintenance	2,000	1,000	1,000
Depreciation and amortization	-	5,000	(5,000)
	81,000	193,000	(112,000)
Stock based compensation	17,000	(15,000)	32,000
Total Engineering and Development	$98,000	$178,000	$(80,000)

Engineering and development expenses decreased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 reflecting the reduction in wages and professional fees. These cost reductions reflect the temporary suspension of the Company’s efforts to monetize the Aegis technologies, as previously reported, as a result of the Covid-19 pandemic.

 General and Administrative Costs and Expenses

	For the three months ended September 30,		Variance
	2020	2019	Incr (decr)
Wages and benefits	$81,000	$205,000	$(124,000)
Professional fees and advisors	40,000	8,000	32,000
Facilities and occupancy	20,000	35,000	(15,000)
Insurance	24,000	23,000	1,000
Sales and marketing	22,000	0	22,000
Patents	0	14,000	(14,000)
Computer and software maintenance	8,000	11,000	(3,000)
Shareholder	2,000	8,000	(6,000)
Travel	-	7,000	(7,000)
Other costs and expenses	9,000	6,000	3,000
	206,000	317,000	(111,000)
Stock based compensation	(662,000)	22,000	(684,000)
Total General and Administrative	$(456,000)	$339,000	$(795,000)

General and administrative expense decreased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due: staff reductions and from the recognition of stock compensation forfeitures reflecting employee turnover. General and administrative headcount was two and five at September 30, 2020 and 2019, respectively.

Non-operating Expense

	For the three months ended September 30,		Variance
	2020	2019	Incr/(decr)
Interest expense	$(352,000)	$(320,000)	$32,000
Debt issuance cost	-	(304,000)	(304,000)
Vendor penalty	-	(300,000)	(300,000)
Other income	47,000	9,000	(38,000)
	$(305,000)	$(915,000)	$(610,000)

Interest expense increased by $32,000 for the three months ended September 30, 2020 compared to the prior year quarter. The Company has $11,310,000 in face value of convertible notes outstanding compared to $10,310,000 at December 31, 2019. During the three months ended September 30, 2020, the Company recognized $352,000 in interest expense on the convertible, demand and promissory notes which includes $207,000 of amortization on debt discount that is classified as interest expense. The increase in interest expense since 2019 reflects $1,000,000 of new 2019 convertible notes with an interest rate of 6% per annum, interest on $650,000 of demand notes with a variable interest rate of 3.25% that were issued in the third quarter of 2019, and additional amortization of debt discount on the 2018 and July 2018 convertible notes issued in the first half of 2019. The 2020 interest expense also reflects $6,000 in interest recognized on 6% unsecured promissory notes. During the three months ended September 30, 2019 the Company recognized $320,000 in interest expense on the convertible notes including $195,000 of amortization on debt discount classified as interest expense related to the convertible notes.

Net Income/ Loss for the three months ended September 30, 2020 and 2019

The net income for the three months ended September 30, 2020 was $127,000, compared with a net loss in the three months ended September 30, 2019 of $1,417,000. The net income attributable to common stockholders for the third quarter of 2020 was $73,000 as compared to a net loss of $1,472,000 for the third quarter of 2019.

The weighted average basic and diluted common shares outstanding for the quarter ended September 30, 2020 amounted to 51,447,000 and 50,776,000 for the three month period ended September 30, 2020 and 2019, respectively.

Basic and diluted income per common share for the three-month period ended September 30, 2020 was $0.00 and basic and diluted loss per common share for three-month period ending September 2019 was $0.03. Preferred stock dividends of $54,000 and $55,000 was recorded in the three-month periods ended September 30, 2020 and 2019, respectively.

Results of Operations for the nine months ended September 30, 2020 and 2019

Revenue, Cost of Revenue and Margin

	For the nine months ended September 30,		Variance
	2020	2019	Incr (decr)
CURA revenue	$7,000	$13,000	$(6,000)
Cost of revenue	15,000	11,000	4,000
Gain profit (Loss)	$(8,000)	$2,000	$(10,000)

The Company recorded $7,000 and $13,000 in Z-Coach sales during the nine months ended September 30, 2020 and 2019, respectively in each period. The decrease in revenue during nine months ended September 30, 2020 compared to nine month months ended September 30, 2019 is primarily due to decrease in sales. The Z-Coach training module provides fatigue safety training over a twelve-month subscription period and the user has unlimited access to the tool during the subscription period. Customers are billed at the acceptance of the subscription and revenue is recognized ratably over the subscription period as our performance obligations are satisfied and when collection is reasonably assured. The Company is presently re-launching its software package after an extensive re-build over the past 6 months.

Engineering and Development Costs and Expenses

	For the nine months ended September 30,		Variance
	2020	2019	Incr (decr)
Wages and benefits	$236,000	$456,000	$(220,000)
Professional fee and advisors	1,000	224,000	(223,000)
Facilities	21,000	12,000	9,000
Computer and software maintenance	6,000	13,000	(7,000)
Depreciation and amortization	6,000	18,000	(12,000)
	270,000	723,000	(453,000)
Stock based compensation	(16,000)	4,000	(20,000)
Total Engineering and Development	$254,000	$727,000	$(473,000)

Engineering and development expenses decreased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the decrease in wages, professional fees, computer, and software expenses. These cost reductions reflect the temporary suspension of the Company’s efforts to monetize the Aegis technologies, as previously reported, as a result of the Covid-19 pandemic.

General and Administrative Costs and Expenses

	For the nine months ended September 30,		Variance
	2020	2019	Incr (decr)
Wages and benefits	$379,000	$690,000	$(311,000)
Professional fees and advisors	182,000	150,000	32,000
Facilities and occupancy	62,000	114,000	(52,000)
Insurance	65,000	66,000	(1,000)
Sales and marketing	63,000	62,000	1,000
Patents	17,000	35,000	(18,000)
Travel	6,000	23,000	(17,000)
Computer and software maintenance	18,000	24,000	(6,000)
Shareholder	12,000	19,000	(7,000)
Other costs and expenses	15,000	36,000	(21,000)
	819,000	1,219,000	(400,000)
Stock based compensation	(619,000)	107,000	(726,000)
Total General and Administrative	$200,000	$1,326,000	$(1,126,000)

General and administrative expense decreased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to: headcount decreases, lower facility costs resulting from the relocation of office space in the second quarter of 2019 and reduced spending for patent and travel costs. The company also recognized $619,000 in forfeiture of stock-based compensation during the nine months ended September 30, 2020. The 2019 expense included $62,000 in outside marketing efforts related to the CURA product. General and administrative headcount was two and eight at September 30, 2020 and 2019, respectively.

Non-operating Expense

	For the nine months ended September 30,		Variance
	2020	2019	Incr/(decr)
Interest expense	$(1,030,000)	$(898,000)	$132,000
Debt issuance cost	-	(304,000)	(304,000)
Vendor penalty	-	(300,000)	(300,000)
Other (expense) income	(52,000)	10,000	(62,000)
	$(1,082,000)	$(1,492,000)	$(410,000)

Interest expense increased by $132,000 for the nine months ended September 30, 2020 compared to the prior year period. The Company has $11,310,000 in face value of convertible notes outstanding compared to $10,310,000 at December 31, 2019. During the nine months ended September 30, 2020, the Company recognized $ 1,030,000 in interest expense on the convertible, demand and promissory notes which includes $607,000 of amortization on debt discount that is classified as interest expense. The increase in interest expense since 2019 reflects $1,000,000 of new 2019 convertible notes with an interest rate of 6% per annum, interest on $650,000 of demand notes with a variable interest rate of 3.25% at quarter-end which were issued in the third quarter of 2019, and amortization of debt discount on the 2019 and July 2018 notes issued in the nine months ended September 30, 2020. The 2020 interest expense includes $19,000 in interest recognized on 6% unsecured promissory notes. During the nine months ended September 30, 2019 the Company recognized $898,000 in interest expense on the convertible notes including $546,000 of amortization on debt discount classified as interest expense related to the convertible notes.

In accordance with ASC 420, for the nine months ended September 30, 2020 the Company recognized $56,000 in one-time termination benefits costs in connection with two employees whose employment with the company terminated during the third quarter of 2020. These costs will be paid over the coming payroll periods through January 2021.

Net Loss for the nine months ended September 30, 2020 and 2019

The net loss for the nine months ended September 30, 2020 was $1,447,000, compared with a net loss in the nine months ended September 30, 2019 of $3,530,000. The net loss attributable to common stockholders for the nine months ended September 30, 2020 was $1,610,000 as compared to $3,693,000 for the nine months of 2019.

The weighted average basic and diluted common shares outstanding for the nine months ended September 30, 2020 and September 30, 2019 amounted to 51,325,000 and 50,565,000, respectively.

Basic and diluted loss per common share for the nine-month periods ended September 30, 2020 and 2019 was $0.03 and $0.07, respectively. Preferred stock dividends of $163,000 was recorded in each of the nine-month periods ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

During the nine months ended September 30, 2020 the company used $1,159,000 of cash in operating activities. A net loss of $1,447,000 was adjusted for $57,000 in non-cash expenses for: amortization of debt discount, depreciation and amortization, the non-cash expense recognized for stock-based compensation and common shares issued in connection with interest expense associated with convertible notes issued in the quarter. The Company reported $231,000 in changes in working capital components during the nine months ended September 30, 2020.  The decrease in cash used in operations in the three quarters of 2020 compared to the three quarters of 2019 was driven primarily by the decrease in the net loss from operations.

During the nine months ended September 30, 2020, the Company received proceeds of $1,000,000 on the issuance of senior convertible notes. During the nine months ended September 30, 2019, the Company received proceeds of $825,000 in senior convertible debt and $575,000 in proceeds from the issuance of unsecured promissory notes.

Current Cash Outlook and Management Plans

As of September 30, 2020, we had cash on hand of $87,000, negative working capital of $4,104,000, an accumulated deficit of $92,872,000 and a stockholders' deficiency of $14,222,000. During the nine months ended September 30, 2020 we raised $1,000,000 in proceeds through the issuance of convertible notes and $235,000 from the PPP loan and SBA EIDL grant. The proceeds from these sources have been used to support the ongoing development and marketing of our core technologies and product initiatives.

Management estimates that the 2020 cash needs will run between $1.7 and $2 million, based upon the cash used in operations in the nine months ended September 30, 2020. As of September 30, 2020, the Company’s cash on hand is not sufficient to cover the Company’s future working capital requirements. This raises substantial doubt as to the Company’s ability to continue as a going concern. Management will continue to use its best efforts to develop financing opportunities to fund the development and commercialization of the CURA and Aegis products.

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

We account for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is our policy to recognize interest and penalties related to income tax matters as general and administrative expenses. As of September 30, 2020, and December 31, 2019, there were no accrued interest or penalties related to uncertain tax positions.

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

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of September 30, 2020, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report of Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A. of the Company's Annual Report on for 10-K for the fiscal year ended December 31, 2019 with the exception of the following item:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued $275,000 of 2019 Convertible Notes during the three months ended September 30, 2020 and subsequently issued $50,000 in convertible promissory notes through the filing of this quarterly report on Form 10-Q.

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
None.

101

The following materials from CurAegis Technologies, Inc.’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three month periods ended September 30, 2020 and 2019 (ii) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Deficiency for the three month periods ended September 30, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAEGIS TECHNOLOGIES, INC.
Dated: November 13, 2020	By:	/s/ James R. Donnelly
James R. Donnelly
Chief Executive Officer

Dated: November 13, 2020	By:	/s/ Jason Burke
Jason Burke
Chief Financial and Accounting Officer